Form 10-Q
period 1994-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 1994-08-15
CIK 56978

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q



[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1994.

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________.


Commission File No.  0-121


                 KULICKE AND SOFFA INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)


      Pennsylvania                                 23-1498399
(State or other jurisdiction                      (IRS employer
    of incorporation)                      identification number)


   2101 Blair Mill Road                               19090
Willow Grove, Pennsylvania                          (Zip code)
  (Address of principal
    executive offices)

                           (215) 784-6000
       (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No  [   ]

As of August 5, 1994, there were 8,246,848 shares of the Registrant's Common Stock, Without Par Value, outstanding.






              KULICKE AND SOFFA INDUSTRIES, INC.

                          FORM 10 - Q

                         JUNE 30, 1994

                             INDEX

                                                           Page No.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - June 30, 1994
          and September 30, 1993                                 3

         Consolidated Statement of Operations - Three
          and Nine Months Ended June 30, 1994
          and 1993                                               4

         Consolidated Condensed Statement of Cash
          Flows - Nine Months Ended June 30, 1994
          and 1993                                               5

         Notes to Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        7 - 10

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K                     11

Signatures                                                      12



















                               - 2 -
          KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                    CONSOLIDATED BALANCE SHEET
                           (in thousands)
                            (unaudited)

                                                 June 30, September 30,
                                                   1994        1993
                               Assets            --------     -------

Cash and cash equivalents                        $ 10,801    $  7,413
Short-term investments at cost plus accrued
 interest which approximates market                20,994      15,355
Accounts and notes receivable, net                 29,699      29,346
Inventories, net                                   23,261      29,108
Prepaid expenses and other current assets           2,901       3,061
                                                  -------     -------
   Total current assets                            87,656      84,283

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization         20,427      18,181
Other assets                                        2,878       2,814
                                                  -------     -------
   Total assets                                  $110,961    $105,278
                                                  =======     =======

               Liabilities and Shareholders' Equity

Debt due within one year                         $     60    $     60
Accounts payable                                   14,135      15,371
Accrued expenses                                    8,101       9,889
Estimated income taxes payable                      1,580         773
                                                  -------     -------
   Total current liabilities                       23,876      26,093
                                                  -------     -------
Long-term debt                                     26,489      26,708
Deferred income taxes                                 190         408
Other liabilities                                     693         588
                                                  -------     -------
   Total liabilities                               51,248      53,797
                                                  -------     -------
Commitments and contingencies

Common stock, without par value                    17,571      16,336
Retained earnings                                  42,646      35,998
Cumulative translation adjustment                    (504)       (853)
                                                  -------     -------
   Total shareholders' equity                      59,713      51,481
                                                  -------     -------
   Total liabilities and shareholders' equity    $110,961    $105,278
                                                  =======     =======



      See accompanying notes to consolidated financial statements.

          KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                   CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except share related data)
                             (unaudited)





                                   Three months          Nine months
                                  ended June 30,        ended June 30,
                                -----------------     ------------------
                                 1994       1993        1994       1993
                                ------     ------     -------     ------
Net sales                      $40,838    $38,532    $122,863    $96,914

Costs and expenses:
 Cost of goods sold             24,977     21,968      72,200     54,225

 Selling, general and
  administrative                 9,002      7,816      26,613     23,637

 Research and development, net   5,176      4,107      15,228     11,167
                                ------     ------     -------     ------
Total costs and expenses        39,155     33,891     114,041     89,029
                                ------     ------     -------     ------
Income from operations           1,683      4,641       8,822      7,885

Interest income                    308        258         920        849
Interest expense                  (539)      (552)     (1,633)    (1,652)
                                ------     ------     -------     ------
Income before income taxes       1,452      4,347       8,109      7,082


Provision for income taxes         305        435       1,461        757
                                ------     ------     -------     ------
Net income                     $ 1,147    $ 3,912    $  6,648    $ 6,325
                                ======     ======     =======     ======



Net income per share             $0.14      $0.47       $0.80      $0.78
                                  ====       ====        ====       ====

Weighted average shares
 outstanding                 8,352,660  8,281,877   8,320,595  8,108,173








      See accompanying notes to consolidated financial statements.

          KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (in thousands)
                              (unaudited)



                                            Nine months ended June 30,
                                                 1994          1993*
                                                ------        ------
Operating activities:
 Net income                                    $ 6,648       $ 6,325
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                 2,856         2,327
   Deferred income taxes                          (218)           --
   Changes in other components of
    working capital excluding short-term
    investments                                  3,524        (6,459)
   Other changes, net                              304          (314)
                                               -------       -------
Net cash provided by operating activities       13,114         1,879
                                               -------       -------
Investing activities:
 Purchases of property, plant and equipment,
  net                                           (5,116)       (3,041)
 Purchases of short-term investments, net       (5,639)       (1,298)
                                               -------       -------
Net cash used by investing activities          (10,755)       (4,339)
                                               --------      -------
Financing activities:
 Proceeds from exercise of stock options         1,061         1,133
 Payments on borrowings                            (45)          (66)
                                               -------       -------
Net cash provided by financing activities        1,016         1,067
                                               -------       -------
Effects of exchange rate changes on cash            13            46
                                               -------       -------
Change in cash and cash equivalents              3,388        (1,347)

Cash and cash equivalents at beginning
 of year                                         7,413         6,414
                                               -------       -------
Cash and cash equivalents at end of period     $10,801       $ 5,067
                                                ======        ======


* Reclassified for comparative purposes.





   See accompanying notes to consolidated financial statements.

       KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in thousands)
                           (Unaudited)


Note 1.  Basis of Presentation

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1994 and 1993, the results of its operations for the three and nine month periods ended June 30, 1994 and 1993, and its cash flows for the nine month periods ended June 30, 1994 and 1993. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.


Note 2.  Subsequent Event

On July 13, 1994, the Company acquired the business and certain assets of Assembly Technologies, an operating division of General Signal Corporation, for a cash purchase price approximating $2.9 million before transaction-related costs. Assembly Technologies manufactured and sold semiconductor assembly equipment, including automatic die attach machines, automatic dicing saws and related spare parts. The transaction will be accounted for as a purchase. Accordingly, the acquired assets and results of operations of the Assembly Technologies business will be included in the Company's consolidated financial statements from the date of the acquisition.

       KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The Company's sales largely depend on the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for semiconductors and products using semiconductors. Historically, there have been substantial fluctuations in the amounts which semiconductor manufacturers have invested in capital equipment. The Company believes that such fluctuations will continue to characterize the industry in the future. In view of the historical fluctuations in the semiconductor and semiconductor assembly equipment markets, it is inherently difficult to predict demand for semiconductor assembly equipment.


RESULTS OF OPERATIONS

The Company achieved record quarterly bookings of customer orders totaling $51.6 million during the three months ended June 30, 1994 compared to $40.6 million for the second quarter of fiscal 1994, and $43.0 million for the third quarter of fiscal 1993.
The current bookings level reflects a continuing buoyant market and the capturing of market share at some key accounts in Asia. As a result, the backlog increased to $42.0 million at June 30, 1994 from $31.0 million at March 31, 1994. The Company's backlog as of any date may not be representative of sales for any succeeding period.

During the three months ended June 30, 1994, revenues totaled $40.8 million compared to revenues of $38.5 million for the same period last year. For the nine month period ended June 30, 1994, revenues increased to $122.9 million versus the $96.9 million reported for the fiscal 1993 year to date period. The fiscal 1994 revenue increases reflect a continuation of the higher level of activity in the semiconductor assembly equipment industry which commenced in the latter half of fiscal 1993.

Increased revenues during the third fiscal quarter of 1994 primarily resulted from increased sales of consumable tools compared to fiscal 1993. A modest increase in unit sales of machines during the 1994 third quarter was offset by lower average selling prices compared to fiscal 1993.

For the nine month period ended June 30, 1994, increased unit sales of the Company's wire bonders and higher sales of consumable tools accounted for the majority of the growth in revenues compared to fiscal 1993. These increases were mitigated in part by lower average selling prices for certain of the Company's machines and lower unit sales of dicing saws in 1994 compared to the same period last year.

The cost of goods sold increased to $25.0 million and $72.2 million for the three and nine month periods ended June 30, 1994, respectively, compared to $22.0 million and $54.2 million for the same periods in fiscal 1993. These increases were largely due to the higher unit volume noted above.

Gross profit margin declined to 38.8% and 41.2% for the three and nine month periods ended June 30, 1994, respectively, compared to 43.0% and 44.0% during the same periods last year. These changes primarily reflect the lower average selling prices for certain of the Company's machines due to large volume orders from certain Asian customers and a shift in product sales mix during fiscal 1994 compared to fiscal 1993. Sales of machines comprised 77% of total revenues during the nine month period ended June 30, 1994. In the first nine months of fiscal 1993, machine sales comprised 74% of total revenues. Sales of higher margin spare parts and consumable tools comprised 19% of total revenues during the nine month period ended June 30, 1994, versus 22% for the comparable period in fiscal 1993. The favorable effect of higher volume on average unit costs of machines in fiscal 1994 was offset by lower average selling prices on certain machines in the Asian market, as compared to fiscal 1993. Introduction of an enhanced version of the Company's gold ball wire bonders in late 1994 should have a favorable effect on average selling prices.

Selling, general and administrative ("SG&A") expenses increased to $9.0 million and $26.6 million for the three and nine month periods ended June 30, 1994, respectively, compared to $7.8 million and $23.6 million for the comparable periods last year. Higher SG&A costs during fiscal 1994 include increased costs to support the worldwide installed base of machines, increased marketing and applications support costs for scheduled product introductions, and increased costs necessary to enhance and support worldwide computerized information systems. These increases were offset in part by cost savings in Europe and Japan as a consequence of the Company's 1992 restructuring program.

Net research and development ("R&D") costs increased to $5.2 million for the three months ended June 30, 1994 and $15.2 million for the fiscal 1994 year to date period, up from the $4.1 million and $11.2 million reported for the three and nine month periods ended June 30, 1993, respectively. The increased expenditures during fiscal 1994 are attributable to the Company's continued development of the next generation machines, including the 8000 Series wire bonders and the Model 6900 automatic die bonder, and enhancements of existing products. With respect to the Series 8000 wire bonder and Model 6900 automatic die bonder, fiscal 1994 R&D costs include increased labor and fringe costs associated with engineering activities, increased costs for prototype materials as R&D activities progress from the design to development phase, and increased use of outside contractors for portions of the development work.




                            - 8 -
Operating income declined to $1.7 million for the three months ended June 30, 1994 compared to $4.6 million during the third quarter of fiscal 1993. This change resulted from reduced gross profit margins and higher operating costs as discussed above.

On a year to date basis, operating income in fiscal 1994 increased to $8.8 million compared to $7.9 million reported in fiscal 1993 due primarily to the higher sales levels realized in fiscal 1994, offset in part by cost increases noted above.

Interest expense, net of interest income, totaled $231,000 for the three months ended June 30, 1994 compared to $294,000 for the same period last year. On a year to date basis, interest expense, net of interest income, totaled $713,000 in fiscal 1994 compared to $803,000 in fiscal 1993. These improvements are largely due to increased interest income resulting from the higher average level of invested cash in fiscal 1994.

The provision for income taxes for the nine months ended June 30, 1994 is based on the Company's estimated effective tax rate for the year. The increase in the fiscal 1994 estimated effective tax rate of 18% over the 11% effective tax rate reported for the nine months ended June 30, 1993 primarily resulted from exhausting the remaining net operating loss and most tax credit carryforwards in the United States during fiscal 1993 and 1994 and the estimated amount and geographic distribution of taxable income during fiscal 1994.

As discussed in Note 2 to the June 30, 1994 financial statements, the Company acquired the business and certain assets of Assembly Technologies on July 13, 1994. As a consequence, sales, cost of goods sold and operating costs are expected to increase in the future due to the incremental activities associated with the Assembly Technologies business.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities totaled $13.1 million for the nine months ended June 30, 1994. Cash and cash equivalents increased to $10.8 million at June 30, 1994 from the $7.4 million reported at September 30, 1993. Working capital increased to $63.8 million at June 30, 1994 compared to $ 58.2 million. The $5.8 million decline in inventory primarily reflects the Company's continued efforts to reduce fiscal 1994 inventory levels. The declines in trade accounts payable and accrued expenses are primarily the result of the timing of purchases and payments to vendors and others as invoices and other liabilities became due.

During the nine months ended June 30, 1994, the Company invested approximately $5.1 million in property and equipment, primarily to upgrade capital equipment used in the Company's manufacturing and research and development activities, and to upgrade worldwide information processing capabilities.

In January 1994, the Company renewed its $10.0 million credit line with a financial institution. The credit line expires January 31, 1995. Borrowings under this facility are subject to interest at 1/4% below the lender's prime rate. The Company's ability to borrow under this line of credit is subject to the Company meeting certain financial requirements. All such financial requirements have been met by the Company.

The Company believes that, based on its present operating levels, its working capital, internally generated funds and amounts available under its line of credit will be sufficient to meet anticipated cash requirements for operating expenses and capital expenditures throughout the next year.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8 - K

  (a)   Exhibits

        None.

  (b)   Reports on Form 8 - K

        There were no reports on Form 8 - K filed during the three month period ended June 30, 1994.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KULICKE AND SOFFA INDUSTRIES, INC.





Date:  August 15, 1994        /s/ Clifford G. Sprague
                              ---------------------------------
                                Clifford G. Sprague
                                Senior Vice President, Chief
                                 Financial Officer and Chief
                                 Accounting Officer