Form 10-K
period 1994-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 1994-12-23
CIK 56978

          SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark one)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended   SEPTEMBER 30, 1994

                                  OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _______  to _______

                    Commission file number  0-121

                  KULICKE AND SOFFA INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                            23-1498399
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)

2101 BLAIR MILL ROAD, WILLOW GROVE, PA                         19090
(Address of principal executive offices)                    (zip code)

                            (215) 784-6000
         Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

                                 NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, WITHOUT PAR VALUE
                           [Title of Class]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes   X    No
            -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of December 1, 1994 was approximately
$151,131,000. The Company disclaims the existence of control of the Company.


As of December 1, 1994, there were 8,257,508 shares of the Registrant's Common Stock, Without Par Value, outstanding.


               Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be filed prior to January 13, 1995, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

PART I

Item 1.  BUSINESS

GENERAL

Kulicke and Soffa Industries, Inc. and its subsidiaries (collectively the "Company") operate in one industry segment, the design, manufacture, sale and service of capital equipment, related spare parts and consumable tools used to assemble semiconductor devices. The Company is a leading global supplier of such equipment, with a sales and service presence in 26 countries.

The semiconductor industry has historically been a highly cyclical growth industry characterized by uneven cycles of high growth followed by slowdowns or downturns. In general, increased demand for semiconductors has resulted in increases in demand for semiconductor assembly equipment, although such increases are not necessarily directly proportional and demand for assembly equipment could decline during periods of increasing demand for semiconductors. The relationship depends on many factors, including the introduction of new technology and the production capacity of semiconductor manufacturers. The Company believes that such fluctuations will continue to characterize the industry in the future.

The Company intends to maintain its focus on the semiconductor assembly marketplace. The Company's strategy is to enhance and expand its product lines through internal development, acquisitions and strategic alliances. The Company seeks to implement this strategy in close consultation with its key customers in order to respond effectively to changes in the semiconductor assembly equipment market.

On July 13, 1994, the Company acquired certain assets and the business of Assembly Technologies ("AT"), an operating division of General Signal Corporation. Prior to this acquisition, AT manufactured and sold automatic die attach machines, automatic dicing saws, related spare parts and accessories. The Company will continue to manufacture the Model 4206 and Model 5408 automatic die attach machines, and to supply repair and replacement parts for a broad range of machines previously manufactured and sold by AT. The operating results of the AT business are included in the Company's consolidated financial statements from the date of the acquisition.

PRINCIPAL PRODUCTS

The manufacture of semiconductors consists of two major processes: wafer fabrication, or the "front-end," and semiconductor assembly, or the "back-end." The Company's product offerings are focused on the "back-end" portion of the semiconductor manufacturing process, from dicing through wire bonding. The Company's primary products include dicing saws, die bonders and wire bonders. The Company also manufactures a line of consumable tools necessary for the operation of certain semiconductor assembly equipment. These tools are used with the Company's machines, as well as with similar machines manufactured by other companies. In addition to the equipment and tools it makes for the assembly of semiconductors, the Company manufactures certain products for use in non-semiconductor assembly markets. The following are brief descriptions of the Company's primary products in the order in which they are typically used in the semiconductor manufacturing process:

DICING SAWS - Dicing saws separate prepared silicon wafers into die. After the precise positioning of the wafer, a dicing saw is used to separate it into chips using diamond-embedded saw blades. The Company's current primary dicing product is the Model 918 fully automated dicing saw. During the fiscal years ended September 30, 1994, 1993 and 1992, dicing saws accounted for approximately 5%, 4% and 3% of net sales, respectively.

DIE BONDERS - Die bonders are used to attach a semiconductor die to a leadframe or other package before wire bonding. Through the acquisition of AT, the Company added the Models 4206 and 5408 Automatic Die Attach machines to its die bonder product line. The Company's Model 6400 series semiautomatic die bonders are used for certain low-volume applications. In addition, in fiscal 1995, the Company expects to ship the first Model 6900, an automatic multi-process assembly system which can be configured to support either conventional or alternate semiconductor assembly technologies. During the fiscal years ended September 30, 1994, 1993 and 1992, die bonders accounted for approximately 2%, 2% and 3% of net sales, respectively.

WIRE BONDERS - Wire bonders are used to connect extremely fine wires, typically made of gold or aluminum, between bonding pads on a semiconductor die and leads on the package to which the die has been bonded. The choice of wire depends on the package being bonded. Different types of wire require different bonding techniques and different equipment.

The Company produces machines for both ball bonding and wedge bonding. The Company's wire bonders include the recently introduced Model 1488 Turbo automatic gold ball wire bonder, the Models 1484XQ and 1484LXQ automatic gold ball wire bonders, the Model 1472 automatic aluminum wedge bonder and a series of manual ball and wedge bonders. In addition to these machines, the Company integrates its automatic wire bonders into some customers' automated manufacturing lines. During the fiscal years ended September 30, 1994, 1993 and 1992, wire bonders accounted for approximately 68%, 63% and 51% of net sales, respectively.

CONSUMABLE TOOLS - The Micro-Swiss family of consumable tools includes a broad range of ceramic, carbide and metal tools, such as capillaries, die collets and wedges, which are used to pick up, place and bond the die to the package on which it is mounted during die bonding and to feed out, attach and cut the wires used in wire bonding. In addition, the Company sells a line of wafer saw blades and sells resistivity probes. Resistivity probes are tools used to measure the quality of silicon wafers early in the wafer fabrication process. During the fiscal years ended September 30, 1994, 1993 and 1992, consumable tools accounted for approximately 8%, 7% and 9% of net sales, respectively.

ALTERNATE SEMICONDUCTOR ASSEMBLY TECHNOLOGIES - Semiconductor manufacturers continue to experiment with alternate semiconductor assembly technologies which do not involve wire or die bonding.
Today, the number of devices produced by such methods is relatively small. The Company manufactures equipment which supports certain alternate semiconductor assembly technologies. The Company cannot predict whether these or other alternate technologies for which the Company does not produce assembly equipment will eventually be used in the manufacture of a higher proportion of semiconductors than at present. The primary alternate technologies currently in use are listed below, along with the Company's product offerings which support them.

Tape Automated Bonding (TAB) - TAB is a packaging method which uses a thin, flexible film of laminated copper and polyamide in place of a conventional package. In a TAB assembled device, the die is bonded directly to copper leads. The Company manufactures several types of TAB bonders.

"Flip Chip" Assembly Systems - "Flip chip" is an alternate packaging technique in which the die is mounted face down in a package using a conductive "bump," which eliminates the need for conventional die or wire bonding. The Company's Model 6900 is an automatic multi-process assembly system which can be configured to support flip chip applications. The Company expects to ship the first Model 6900 in fiscal 1995.

During the fiscal years ended September 30, 1994, 1993 and 1992, sales of products used to support alternate technologies accounted for approximately 2%, 1% and 3% of net sales, respectively.

SPARE PARTS AND SERVICE - In addition to its machine products, the Company offers a broad line of spare parts for most of its equipment and a variety of installation, maintenance and training services. During the fiscal years ended September 30, 1994, 1993 and 1992, spare parts and service revenues accounted for approximately 14%, 17% and 21% of net sales, respectively.

PRODUCTS FOR NON-SEMICONDUCTOR ASSEMBLY MARKETS - The Company also makes the Model 780 saw for use in other markets. The Model 780 saw is designed for many applications involving cutting and grinding hard and brittle materials, such as ceramic, glass and ferrite, including the fabrication of disk drive heads. During the fiscal years ended September 30, 1994, 1993 and 1992, these products accounted for approximately 1%, 5% and 9% of net sales, respectively.

PRODUCT PRICING

Approximate selling prices for certain of the Company's machines are as follows: dicing saws: $80,000 to $185,000; die bonders: $80,000 to more than $250,000; automatic wire bonders: $68,000 to more than $150,000; and manual wire bonders: $8,000 to $35,000.

MANUFACTURING

The Company utilizes "lean manufacturing" techniques, which are intended to shift to subcontractors much of the investment and risk related to manufacturing. Internal manufacturing resources are focused on maximizing the value added by the Company. The Company has initiated practices such as self-directed work teams, "just-in-time" deliveries from qualified vendors and outsourcing of complete sub-assemblies, in an effort to reduce manufacturing cycle time, improve manufacturing quality and limit on-hand inventory.

The Company assembles its machines primarily from components manufactured by others. Certain of these components are readily available commercial products, while others are designed by the Company but fabricated by outside suppliers according to the Company's specifications. Parts, materials and supplies for such components are for the most part readily available from a wide number of sources at acceptable costs. Certain of the Company's products, however, require components or assemblies of an exceptionally high degree of reliability, accuracy and performance. At present, there are several such items for which only a limited number of suppliers are available or have been qualified. If supplies of such items were not available from any such source and a relationship with an alternative supplier could not be developed, then shipments of the Company's products could be interrupted in the short term, and some re-engineering of the affected product could be required.

RESEARCH AND PRODUCT DEVELOPMENT

Because technological change occurs rapidly in the semiconductor industry, the Company must continuously enhance its current products and introduce new products in a timely and cost-effective fashion. In order to maintain its competitiveness, the Company devotes substantial resources to its research and development programs. The Company pursues a dual-path strategy which includes both the "continuous improvement" and enhancement of existing products and the development of new products. For example, while the performance of current generations of gold ball wire bonders is being enhanced in accordance with a specific "continuous improvement" plan, the Company is simultaneously developing the series 8000 family of next generation wire bonders, the first models of which are expected to be introduced in calendar 1995. These new wire bonders, as well as the next generation of the Company's other primary products, are expected to be based on modular, interchangeable subsystems which management believes will promote more efficient and cost-effective manufacturing operations, lower inventory levels, improved field service capabilities and longer product life cycles.

The Company's net expenditures for research and development totaled $21,286,000, $15,932,000 and $13,887,000 during the fiscal years ended
September 30, 1994, 1993 and 1992, respectively. The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During the fiscal years ended September 30, 1994, 1993 and 1992, such funding totaled $2,022,000, $1,005,000 and $720,000, respectively.

MARKETING, SALES AND SERVICE

Sales of the Company's equipment, on an overall basis, are driven by the rate of increase in the number and type of semiconductor devices produced by its customers, the economic efficiency of the equipment employed by its customers, the capabilities of new equipment being offered for sale and technological change in the industry.

The Company's market includes most countries in which significant volumes of semiconductors are assembled. The Company maintains a sales presence in 26 countries. The Company sells its products in the United States and the Pacific Rim, including Japan, primarily through its own sales personnel. Independent sales representatives are responsible for certain areas of the United States and most of Europe, India and South America. The Company's Micro-Swiss products are also sold through a separate sales organization and independent sales representatives.

For each of its major products, the Company has a product manager who has corporate-wide responsibility for the Company's competitiveness in a given product category. Each product manager's responsibilities include product development "roadmaps" and support of the Company's field sales force. The product manager is responsible for the Company's profitability in his or her product category.

The Company's products are backed by extensive customer service and support capabilities. The Company has a service presence in 17 countries through approximately 100 service engineers and through independent representatives. The Company believes that its support capabilities are critical to its ability to sell its products.

CUSTOMERS

Customers for the Company's equipment and systems include major merchant semiconductor manufacturers, firms that perform contract assembly of semiconductors, and electronic systems suppliers that assemble semiconductors for use in their own products and for sale to other companies. The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large manufacturers accounting for most of the purchases of equipment used in the assembly of semiconductors.

Semiconductor manufacturers often develop long-term relationships, which include exchanges of development plans with their primary suppliers. The Company believes that these close working relations with customers are important to the Company's development programs and help the Company to develop process and equipment solutions for its customers' future assembly requirements.

Key customers of the Company include merchant manufacturers such as Advanced Micro Devices, Inc., American Telephone and Telegraph Company, Hyundai Electronics Industries Co. Ltd., Intel Corporation, Micron Semiconductor, Inc., Motorola, Inc., National Semiconductor Corporation, Philips Electronics NV, Samsung Pacific, Inc., Siemens AG and Texas Instruments Incorporated; contractors such as Amkor Electronics, Inc. and Advanced Semiconductor Engineering, Inc.; and systems suppliers such as Delco Electronics and International Business Machines Corporation.

During the fiscal year ended September 30, 1994, sales to Intel Corporation, Motorola, Inc. and Amkor Electronics, Inc. comprised 36% of consolidated net sales. During the fiscal year ended September 30, 1993, sales to Intel Corporation, Motorola, Inc., Advanced Semiconductor Engineering, Inc. and Amkor Electronics, Inc. comprised 49% of consolidated net sales. During the fiscal year ended September 30, 1992, sales to Intel Corporation and Motorola, Inc. comprised 22% of consolidated net sales. The dollar volume of sales to any customer may vary significantly from year to year.

COMPETITION

The semiconductor assembly equipment market is highly competitive. Companies active in this market compete primarily on the basis of technology, delivery time, price and customer support. In recent years, recessionary conditions in the Japanese semiconductor industry have led Japanese semiconductor assembly equipment manufacturers to pursue expansion of their international sales, leading to increased competition on the basis of price and delivery times.

The Company's major competitors include Disco Corporation in the dicing saw line, European Semiconductor Equipment Corp. and Advanced Semiconductor Materials ("ASM") in the die bonder line, and Kaijo Corporation, Shinkawa Ltd. and ASM in the wire bonder line. Major competitors in the consumable tools line include Gaiser Tool Co. and Small Precision Tools, Inc., both based in the United States. Certain of such competitors may have greater financial and other resources than the Company.

FOREIGN OPERATIONS

Information regarding foreign operations appears in Note 10 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K. If operations of the Company's Israeli facilities were interrupted by war or other factors beyond the Company's control, the Company believes that resumption of shipments of the products produced by the Israeli factories from other Company facilities would take from six to twelve months and between $10,000,000 to $20,000,000 of sales revenue could be delayed or lost. The products produced by the Israeli plants include manual wire bonders, hybrid die bonders, dicing saws, semi-automatic wafer saws and micro-tools.

BACKLOG

The Company's backlog consists of product orders for which a confirmed purchase order has been received at the date at which the backlog is computed. At September 30, 1994, the Company's backlog totaled $46.8 million compared to approximately $42 million at September 30, 1993. Virtually all of the Company's backlog as of each such date was scheduled for shipment in less than twelve months. The Company allocates production capacity to customers for orders included in backlog and for anticipated purchases for which a confirmed purchase order has not yet been received. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of revenues for any succeeding period. In addition, increases in orders, whether or not reflected in backlog, may adversely affect the Company's ability to compete on the basis of delivery times.

INTELLECTUAL PROPERTY

The Company has a policy of seeking patents on inventions governing new products and processes developed as part of its ongoing research, engineering and manufacturing activities. The Company currently holds 43 U.S. patents, including more than 31 issued in the last six years. In addition, the Company has 27 corresponding foreign patents and patent applications in Europe and in Japan. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. The Company believes that, although the patents it holds and may obtain in the future may be of value, the loss of or failure to obtain any particular patent would not have a material adverse effect on its results of operations, which depend primarily on its engineering, manufacturing, marketing and service skills. However, in the absence of patent protection, the Company might be vulnerable to competitors that attempt to imitate its products or processes.

The Company believes that much of its important technology resides in its proprietary software and trade secrets. Insofar as the Company relies on trade secrets and unpatented knowledge, including software, to maintain its competitive position, there is no assurance that others may not independently develop similar technologies. In addition, although the Company executes non-disclosure agreements with certain of its employees, customers, consultants, selected vendors and others, there is no assurance that secrecy obligations will not be breached.

Several of the Company's customers have received notices of infringement from two separate parties alleging equipment supplied by the Company infringes on patents held by them. Many of the Company's product warranties provide customers with certain patent infringement protection. As a consequence, the Company could be required to reimburse its customers for certain damages resulting from these matters. As of the date of this filing, no actions have been initiated or threatened directly against the Company in connection with these matters, although certain customers have requested that the Company defend them and indemnify them against any damages that they may be required to pay on the basis of their use of equipment supplied by the Company. The Company has received opinions from outside patent counsel stating that no equipment marketed by the Company infringes on the patents in question. Accordingly, the Company believes the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

PERSONNEL

At September 30, 1994, the Company employed 1,227 persons worldwide compared with 1,035 a year earlier. No employees are represented by a labor union. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages (as of December 1, 1994), dates of initial appointment and offices of the executive officers of the Company are as follows:

                              First Became
                               an Officer
Name                 Age     (calendar year)       Office
- - -----------------    ---     ---------------      -------------------

C. Scott Kulicke     45          1976             Chairman of the
                                                  Board of Directors
                                                  and Chief Executive
                                                  Officer

Morton K. Perchick   57          1982             Senior Vice
                                                  President and
                                                  General Manager

Clifford G. Sprague  51          1989             Senior Vice
                                                  President and
                                                  Chief Financial
                                                  Officer

Herbert D. Benjamin  41          1990             Vice President -
                                                  Sales and Customer
                                                  Support

Moshe Jacobi         52          1992             Vice President and
                                                  Managing Director of
                                                  Micro-Swiss Ltd.

Shlomo Oren          48          1991             Vice President and
                                                  Managing Director of
                                                  Kulicke and Soffa
                                                  (Israel) Ltd.

Asuri Raghavan       41          1991             Vice President -
                                                  Wire Bond Business

Charles Salmons      39          1992             Vice President -
                                                  Operations

Teruhiko Sawachi     51          1991             Vice President and
                                                  President of Kulicke
                                                  and Soffa (Japan)
                                                  Ltd.

Walter Von Seggern   54          1992             Vice President -
                                                  Engineering and
                                                  Technology

Mr. C. Scott Kulicke is Chairman of the Board and Chief Executive Officer of the Company. Since 1973 he has held a number of executive positions with the Company and has been the Chief Executive Officer of the Company since 1979. Mr. Kulicke is the son of Mr. Frederick W. Kulicke, Jr., a member of the Board of Directors.

Mr. Perchick joined the Company in 1980 as Director of Quality and Reliability. He was appointed a Vice President, Reliability and Quality Assurance in 1982; Vice President, Corporate Engineering in 1984; Vice President, Quality and Technology in 1985; Vice President Operations in 1986; and Senior Vice President in 1990.

Mr. Sprague joined the Company in March 1989 as Vice President and Chief Financial Officer and was promoted to Senior Vice President during 1990. Prior to joining the Company, he served for more than five years as Vice President and Controller of the Oilfield Equipment Group of NL Industries, Inc., an oilfield equipment and service company.

Mr. Benjamin joined the Company in October 1990 as Vice President of Sales and was appointed to Vice President of Sales and Customer Support in February, 1994; from July 1988 through July 1990 he had been employed as Vice President of Sales for BTU International, a manufacturer of thermal processing systems and related process controls.

Mr. Jacobi was appointed Vice President of the Company and Managing Director of Micro-Swiss Ltd., a wholly-owned subsidiary of Kulicke and Soffa (Israel) Ltd. in November 1992. He was Division Director and General Manager of the Micro-Swiss Division from July to November 1992. From August 1986 to July 1992, he was Deputy Managing Director of Kulicke and Soffa (Israel) Ltd. Mr. Jacobi originally joined the Company in 1986 as Manufacturing Manager, Kulicke and Soffa (Israel) Ltd.

Mr. Oren was appointed Managing Director of Kulicke and Soffa (Israel), Ltd. in January 1993. From June 1991 until January 1993, he served as Vice President of Marketing of Kulicke and Soffa Industries, Inc. in Willow Grove, PA, and served as Director, Microelectronic Business Division of the Company from May 1990. Prior to joining the corporate headquarters staff, he was Deputy Managing Director, Marketing, Kulicke and Soffa (Israel) from November 1986 until May 1990. He joined the Company as a Product Marketing Manager in 1981 and held several staff marketing positions.

Mr. Raghavan was Director, IC Wire Bond Business Division of the Company from November 1987 until his promotion to Vice President of Strategic Development in June 1991 and to Vice President of the Wire Bond Business in December 1993. He was Director, Research and Technology, American Optical from December 1985 until November 1987. He originally joined the Company as an Engineering Supervisor in 1980 and served in various management positions until December 1985.

Mr. Salmons was appointed Vice President of Operations in September, 1994. Prior to that time, he served as Vice President of Manufacturing from November 1992. He was Director of Operations from May 1992 to November 1992, Director of Production from November 1988 to May 1992, and Manager of Production from September 1987 to November 1988. Mr. Salmons originally joined the Company in 1978 as a Cost Accountant.

Mr. Sawachi joined the Company in December 1991 as Vice President of the Company and President of Kulicke & Soffa (Japan) Ltd. Before that, he was Representative Director of Senco Japan Ltd., a division of Senco Products, Inc., from November 1987 to December 1992.

Mr. Von Seggern joined the Company in September 1992 as Vice President of Engineering and Technology. From April 1988 to April 1992, he worked for M/A-Com, Inc. He was General Manager of M/A-Com's ANZAC, RGH and Eurotec Divisions from 1990 to 1992 and from 1988 to 1990, he was General Manager of M/A-Com's Radar Products Division.

Item 2.     PROPERTIES

The Company's principal manufacturing plant and executive offices are located in Willow Grove, Pennsylvania. This facility, which the Company purchased and completely renovated, was opened in 1985 and provides 214,000 square feet of space, divided into approximately 46,000 square feet of office space, 116,000 square feet of manufacturing space, and 52,000 square feet devoted to product development.

The Company's Israeli subsidiary has two leased facilities in Haifa, Israel which consist of a main plant and another nearby facility providing an aggregate of approximately 69,000 square feet of office and manufacturing space. The current annual rental cost of these facilities is $442,000. This space is adequate for the Israeli subsidiary's current machine production levels. However, the Company is currently investigating alternative facilities for manufacturing consumable tools to allow the Company to increase its capacity.

In addition to its plants in the United States and in Israel, the Company maintains space for sales and service offices in Santa Clara, California; Baar, Switzerland; Tokyo, Japan; and Hong Kong. The Company also has a sales and service office in Singapore as a result of the AT acquisition.

The facilities in Hong Kong consist of 16,000 square feet of sales and service office space, of which the Company owns 8,000 square feet and leases the remaining 8,000 square feet. The facilities in Japan consist of 8,400 square feet of sales, service, demonstration lab and engineering facilities. The Company also owns a facility in Newhaven, England that is currently being held for sale.

Item 3.   LEGAL PROCEEDINGS

     There are no material pending legal matters involving the Company. See the discussion of certain patent related matters under the caption "Intellectual Property" in Item 1 of this Annual Report on Form 10-K.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System and price quotations are reported under the NASDAQ symbol KLIC. The price range for the stock in each of the quarters in the Company's 1994 and 1993 fiscal years, as obtained from NASDAQ, were as follows:

              1994 Fiscal Year          High           Low
              ----------------          ----          ----
                  First Quarter      $29 3/8       $12 3/8
                  Second Quarter      17 5/8        10 3/8
                  Third Quarter       16 1/4         9 3/8
                  Fourth Quarter      17 3/8        11 1/4

              1993 Fiscal Year          High           Low
              ----------------          ----          ----
                  First Quarter      $ 6 3/4       $ 4 3/4
                  Second Quarter      14 3/8         6 1/4
                  Third Quarter       22            11 3/8
                  Fourth Quarter      31 1/4        19 1/4

At December 1, 1994, there were 827 shareholders of record of the Company's Common Stock.

The Company has not paid dividends since the third quarter of 1985, and has no present plans to resume payment of dividends. Moreover, certain financial and other covenants must be complied with prior to the payment of any dividends so long as any of the Company's 8% Convertible Subordinated Debentures due 2008 are outstanding. See
Note 5 of the Notes to Consolidated Financial Statements.

Item 6.   SELECTED FINANCIAL DATA

               SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                    (in thousands except per-share data)

                               Fiscal Year Ended September 30,
                    --------------------------------------------------
                      1994       1993       1992      1991      1990
Statement of        --------   --------   --------  --------  --------
 Operations Data:
Net sales           $173,302   $140,880    $94,959  $100,193  $102,812

Income (loss) from
 operations           13,930     14,280    (12,040)     (524)    3,684

Income (loss) before
 extraordinary gain $ 10,418   $ 10,831   ($12,341) ($ 1,243) $  1,949

Extraordinary gains,
 net of tax (1)           --         --        218       211     1,441
                     -------    -------     ------   -------   -------
Net income (loss)   $ 10,418   $ 10,831   ($12,123) ($ 1,032) $  3,390
                     =======    =======     ======   =======   =======

Income (loss) per share:
 Before extraordinary
  gain                 $1.25      $1.33     ($1.56)    ($.16)     $.25
 Extraordinary gain       --         --        .03       .03       .19
                        ----       ----       ----       ---       ---
Net income (loss)
 per share             $1.25      $1.33     ($1.53)    ($.13)     $.44
                        ====       ====       ====       ===       ===
Average shares
 outstanding           8,333      8,171      7,912     7,847     7,781

Balance Sheet Data:

Total assets        $121,198   $105,278    $83,941   $92,922   $97,180

Long-term debt        26,474     26,708     26,778    27,721    28,479

Shareholders' equity  63,234     51,481     38,988    50,173    50,610

(1) In fiscal 1989, the Company began a program of selectively repurchasing its 8% convertible subordinated debentures at such times as market prices were favorable. As a result of such repurchases the Company recorded extraordinary gains in fiscal 1992, 1991 and 1990. See Note 5 to the Company's Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's sales largely depend on the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for semiconductors and products using semiconductors. Historically, there have been substantial fluctuations in the amounts which semiconductor manufacturers have invested in capital equipment. The Company believes such fluctuations will continue to characterize the industry in the future. In view of the historical fluctuations in the semiconductor and semiconductor assembly equipment markets, it is inherently difficult to predict demand for semiconductor assembly equipment.

As discussed in Note 9 to the fiscal 1994 financial statements, the Company acquired the business and certain assets of Assembly
Technologies ("AT") on July 13, 1994. Fiscal 1994 operations include the activities of the acquired business from the date of acquisition.

RESULTS OF OPERATIONS - Fiscal Years Ended September 30, 1994 and
September 30, 1993

The Company achieved record sales and bookings of customer orders during fiscal 1994. This growth was driven by the continued expansion of the semiconductor industry and increased investment in semiconductor assembly equipment. Additionally, the Company increased market share at certain major Asian subcontractors.

Driven largely by growing demand for the Company's Model 1484LXQ gold ball wire bonders and Model 1472 aluminum wedge bonders, bookings increased 11% in fiscal 1994 to $178.0 million. Backlog rose from $42.0 million at September 30, 1993 to $46.8 million at September 30, 1994. The Company's backlog as of any date may not be representative of sales for any succeeding period.

Sales increased 23% in fiscal 1994 to $173.3 million compared to $140.9 million in 1993. Increased unit volume, primarily of the Company's Model 1484LXQ gold ball wire bonders, Model 1472 aluminum wedge bonders and consumable tools, generated approximately $38.7 million of incremental revenues in fiscal 1994 over fiscal 1993. The acquisition of the AT business contributed an additional $1.9 million to fiscal 1994 revenues.

Revenue increases from the higher unit volume were partially offset by lower average selling prices of certain machines due to the continuing competitive pricing environment in the Asian market, and to discounts given for certain large volume orders booked early in fiscal 1994. In July 1994, the Company introduced the Model 1488 Turbo gold ball wire bonder, which offers significantly improved throughput compared to the 1484LXQ ball bonders. The higher productivity offered by this new model has led to higher average selling prices.

Cost of goods sold increased to $101.3 million for fiscal 1994 from $79.2 million during fiscal 1993, largely as a result of increased unit volume in fiscal 1994. Gross profit as a percentage of sales decreased from 43.8% during fiscal 1993 to 41.5% for fiscal 1994.

This change resulted primarily from the lower average selling prices realized on 1484LXQ gold ball wire bonders, and to a lesser extent, from a shift in sales mix. In fiscal 1994, sales of gold ball wire bonders, which have lower than average gross margins, increased to 51% of total revenues compared to 46% of total revenues in fiscal 1993. Conversely, sales of higher margin spare parts declined from 14% of sales in 1993 to 11% in 1994.

Selling, general and administrative (SG&A) expenses increased 17% to $36.8 million in fiscal 1994 from the $31.5 million reported in fiscal 1993. Higher fiscal 1994 SG&A costs are primarily attributable to increased sales and customer support activities associated with increased unit volume and the larger installed base of machines, increased costs to enhance the Company's worldwide management information systems, and incremental costs to market and support the additional products offered by the Company following the acquisition of AT, including a new sales and service office in Singapore.

Net research and development (R&D) increased to $21.3 million during fiscal 1994 from $15.9 million in fiscal 1993. Personnel related costs rose as the Company expanded its overall level of R&D activities in fiscal 1994. In addition, the Company incurred higher outside service and prototype materials costs in fiscal 1994 as R&D activities on new products progressed from the design to the development and testing stage. Gross R&D expenses were partially offset by funding received from customers and governmental subsidies totaling $2.0 million in fiscal 1994 and $1.0 million in fiscal 1993.

Major R&D projects during fiscal 1994 included development of the improved productivity Model 1488 Turbo gold ball wire bonder, continued efforts toward the next generation 8000 series automatic wire bonders, development of the Model 6900 automatic die attach machine, and continuous improvements which enhance capabilities or extend the lives of the Company's existing products.

Income from operations totaled $13.9 million in fiscal 1994 compared to $14.3 million in fiscal 1993. The $10.3 million increase in gross profit generated by higher sales volume in fiscal 1994 was offset by higher SG&A and R&D costs compared to fiscal 1993.

Changes in interest income and expense were not significant. In fiscal 1993, the Company charged $1.1 million to expense in connection with a failed acquisition attempt; there was no comparable charge in fiscal 1994.

The Company's effective tax rate increased to 20% in fiscal 1994 compared to 10.4% in fiscal 1993. The increase primarily resulted from a shift in the amount and geographic distribution of taxable income during fiscal 1994 and from exhausting the remaining net operating loss carryforwards in the United States and Israel during fiscal 1993 and 1994.

RESULTS OF OPERATIONS - Fiscal Years Ended September 30, 1993 and
September 30, 1992

During fiscal 1993, the Company's net sales increased to $140.9 million from the $95.0 million reported in fiscal 1992, due to a surge in demand for semiconductor assembly equipment in 1993. Increased unit volume of machines sold resulted in approximately $46.6 million of the increase in total revenues. The most significant volume increases were realized in the Company's Model 1484XQ and 1484LXQ automatic gold ball wire bonders and the Model 1472 automatic aluminum wedge bonder. Increased revenues due to higher volume were offset in part by lower average selling prices on certain products due mainly to competitive pricing pressures experienced in the Asian market.

Incoming customer orders booked into backlog during fiscal 1993 exceeded $159 million compared to $102 million for fiscal 1992. Backlog of orders totaled $42.0 million and $23.5 million at September 30, 1993 and 1992, respectively. The most significant increases in the backlog resulted from orders for the Model 1484XQ and 1484LXQ automatic gold ball wire bonders and the Model 1472 automatic aluminum wedge bonder.

Cost of goods sold as a percentage of net sales declined to 56.2% in fiscal 1993 compared to 57.5% for fiscal 1992. Increased unit volume in 1993 resulted in substantially greater manufacturing overhead absorption than experienced in fiscal 1992 which more than offset the unfavorable impact of lower average selling prices and unfavorable sales mix. A change in sales mix during fiscal 1993 compared to 1992 resulted in an unfavorable impact on gross profit approximating $5.5 million. Sales of gold ball wire bonders which have lower than average gross margins, increased from 33% of sales in fiscal 1992 to 46% of sales in fiscal 1993. Conversely, sales of higher margin spare parts declined as a percentage of total sales from 18% in fiscal 1992 to 14% during fiscal 1993. Fiscal 1992 cost of goods sold included $1.5 million of costs associated with retrofitting new product enhancements and costs associated with phasing out older products.

SG&A expenses decreased $2.6 million to $31.5 million in 1993 compared to $34.1 million in fiscal 1992. In fiscal 1992, the Company implemented a restructuring program designed to reduce the Company's worldwide overhead. As a result of this restructuring program, fiscal 1993 SG&A expenses in Israel, Europe and Japan were approximately $3.6 million lower than in fiscal 1992. Savings associated with the 1992 restructuring program were partially offset by increased compensation costs, including incentive payments associated with higher sales and profitability levels, and increased utilization of outside contractors and temporary employees in lieu of permanent employees.

Net spending on R&D activities increased by $2 million to $15.9 million in fiscal 1993 compared to $13.9 million in fiscal 1992. The increase in net expenses in fiscal 1993 reflected greater expenditures associated with the development of the next generation 8000 Series automatic wire bonder and higher costs associated with extending the capability of certain existing products through enhancements and evolutionary improvements. Gross R&D expenses were partially offset by funding received from a customer and governmental subsidies totaling $1.0 million in fiscal 1993 and $.7 million in fiscal 1992.

The Company incurred approximately $4.5 million in costs associated with a restructuring program in fiscal 1992. The major elements of this program included converting the Company's Israeli manufacturing facility into a satellite work center of the Willow Grove manufacturing facility, consolidating its European administrative operations into one facility in Switzerland, and marketing its products in Europe through independent agents rather than through the Company's direct sales force. In addition, in late fiscal 1992, the Company consolidated its Japanese operations into less costly office facilities and reduced the number of administrative personnel in Japan. There was no such charge in fiscal 1993.

Income from operations was $14.3 million in fiscal 1993 compared to a loss from operations of $12.0 million in fiscal 1992. This improvement primarily reflects the favorable impact in fiscal 1993 of increased sales levels, lower per unit manufacturing costs, reduced selling, general and administrative expenses and the adverse effect of restructuring costs on 1992 operating results.

During fiscal 1993, the Company incurred costs of approximately $1.1 million in connection with the proposed acquisition of ASM Fico Tooling B.V. ("Fico"). In September 1993, negotiations for this acquisition were discontinued. Costs associated with this failed transaction were charged to expense during the fourth quarter of fiscal 1993.

The Company recorded a provision for income taxes of $1.3 million for the fiscal year ended September 30, 1993, as compared to a tax benefit of $718,000 in fiscal 1992, due to increased profitability during the current fiscal year. The fiscal 1993 effective tax rate is below the statutory U.S. tax rate primarily due to utilization of net operating losses, available tax credits and lower tax rates in several of the foreign jurisdictions in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and investments increased to $27.0 million at September 30, 1994 compared to $22.8 million at the prior year end. Short-term investments decreased from $15.4 million at September 30, 1993 to $12.9 million at September 30, 1994. The decline in short-term investments is offset by the $5.3 million of investments classified as non-current assets at September 30, 1994, in connection with the Company's adoption of SFAS 115.

Net cash flows generated by operating activities totaled $12.8 million during the fiscal year ended September 30, 1994 compared to $3.9 million during fiscal 1993. Cash provided by operating activities was $8.9 million higher than in fiscal 1993 largely as a result of the reduced inventory level due to the large volume of sales in late 1994 and the increased trade accounts payable balance at September 30, 1994 compared to the prior year.

The Company invested $6.2 million in property, plant and equipment in fiscal 1994 compared with $4.4 million during fiscal 1993. Fiscal 1994 capital expenditures included upgrades in engineering, manufacturing and administrative systems and equipment. For fiscal 1995, the Company anticipates that capital expenditures will approximate $13 million and will be used primarily to procure tooling for new products, to automate and streamline manufacturing activities and to further enhance engineering and management information systems. In addition, in July 1994, the Company invested approximately $3.3 million for the purchase of the AT business, including transaction-related costs.

During fiscal 1994, the Company realized approximately $1.1 million in proceeds from the issuance of common stock, primarily to employees in connection with stock option and benefit plans. Increases in the level of stock option exercises during fiscal 1994 reflect improved market performance of the Company's common stock.

Working capital totaled $61.5 million and $58.2 million at September 30, 1994 and 1993, respectively. The current ratio at September 30, 1994 was 3.0 to 1, compared with a current ratio of 3.2 to 1 at September 30, 1993. Working capital increased approximately $3.3 million during fiscal 1994 primarily due to the earnings reported for the year and to the higher level of business activity as reflected in increased accounts receivable, inventory and trade accounts payable balances.

Accounts and notes receivable totaled $40.3 million at September 30, 1994, approximately $10.9 million higher than at the end of fiscal 1993. This increase is directly attributable to the record level of sales in late fiscal 1994. The average length to collect an outstanding account receivable increased slightly to 59 days in fiscal 1994 compared to 56 days during fiscal 1993.

Inventory was $27.2 million at September 30, 1994, approximately $1.9 million lower than at the end of fiscal 1993. The decline in inventories, primarily in raw materials and work in process, reflects the high volume of sales in the fourth quarter of fiscal 1994 and the beneficial effects of the Company's efforts to better manage inventory levels, principally through "just in time" manufacturing techniques. The Company's inventory turnover rate increased from an average of 3.3 times during fiscal 1993 to an average of 3.6 times during fiscal 1994.

Accounts payable to suppliers and others at September 30, 1994 totaled $20.0 million, an increase of approximately $4.6 million over the September 30, 1993 level. This change reflects the increased level of business activity and the timing of cash payments to vendors. Accrued expenses at September 30, 1994 totaled $8.3 million, down $1.6 million from the $9.9 million outstanding at September 30, 1993. This decline resulted primarily from a lower management incentive accrual in fiscal 1994 and from payments during fiscal 1994 associated with the 1992 restructuring accrual.

The Company maintains a $10 million unsecured line of credit with a financial institution, subject to interest at 1/4% below the lender's prime rate. Borrowings under this credit line are subject to the Company meeting certain financial requirements as described in the notes to the financial statements. The Company has consistently met all such borrowing requirements. This credit line will expire in January 1995, unless renewed. The Company expects to renew this credit line under comparable terms.

The Company believes that, based on its present operating levels, its working capital, internally generated funds and amounts available under its line of credit will be sufficient to meet anticipated cash requirements for operating expenses and capital expenditures through fiscal 1995.

The Company has reviewed SFAS No. 112, Employers' Accounting for

Postemployment Benefits. This Statement must be adopted by fiscal 1995, and requires these benefits to be accrued over the employees' periods of service if such benefits vest ratably, or upon termination in certain instances. The Company has determined that SFAS 112, when adopted, will not materially impact the consolidated financial statements.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Kulicke and Soffa Industries, Inc. and its subsidiaries, listed in the index appearing under Item 14(a)(1) and (2) are filed as part of this Annual Report on Form 10-K.

               REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders
Kulicke and Soffa Industries, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 21 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Kulicke and Soffa (Israel) Ltd., a wholly-owned subsidiary, which consolidated statements reflect, before adjustments to eliminate intercompany activity, total assets of $17,906,000 and $13,678,000 at September 30, 1994 and 1993,
respectively, and net sales of $27,864,000, $23,629,000 and $24,978,000 for the years ended September 30, 1994, 1993 and 1992, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Kulicke and Soffa (Israel) Ltd., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.






 /s/ PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
November 15, 1994

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Directors and Shareholders of
Kulicke and Soffa (Israel) Ltd.


We have audited the consolidated balance sheets of Kulicke and Soffa (Israel) Ltd. and subsidiary as of September 30, 1994 and 1993, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended September 30, 1994, all expressed in U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel and the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements (not separately presented herein) expressed in U.S. dollars, present fairly, in all material respects, the consolidated financial position of Kulicke and Soffa (Israel) Ltd. and subsidiary as of September 30, 1994 and 1993, and the consolidated results of their operations and retained earnings and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles in the United States.




 /s/ LUBOSHITZ, KASIERER & CO.

Certified Public Accountants (Israel)
Haifa, Israel

November 3, 1994

                        KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                                          September 30,
                                                        1994         1993
                                    ASSETS            -------      -------
CURRENT ASSETS:
Cash and cash equivalents (including time
 deposits of: 1994 - $1,297; 1993 - $2,965)          $  8,754     $  7,413
Short-term investments                                 12,933       15,355
Accounts and notes receivable (less
 allowance for doubtful accounts of $422
 and $476 at September 30, 1994 and 1993,
 respectively)                                         40,258       29,346
Inventories, net                                       27,218       29,108
Prepaid expenses and other current assets               2,427        3,061
                                                      -------       ------
  TOTAL CURRENT ASSETS                                 91,590       84,283
Investments in debt securities held-to-maturity         5,310           --
Property, plant and equipment, net                     20,562       18,181
Other assets, including goodwill                        3,736        2,814
                                                      -------      -------
  TOTAL ASSETS                                       $121,198     $105,278
                                                      =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Debt due within one year                             $     60     $     60
Accounts payable to suppliers and others               19,956       15,371
Accrued expenses                                        8,300        9,889
Estimated income taxes payable                          1,815          773
                                                      -------      -------
  TOTAL CURRENT LIABILITIES                            30,131       26,093

Long-term debt, less current portion                   26,474       26,708
Deferred income taxes                                     642          408
Other liabilities                                         717          588
                                                      -------      -------
  TOTAL LIABILITIES                                    57,964       53,797

Commitments and contingencies (Notes 4, 5, 7 and 11)       --           --

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
 Authorized - 5,000 shares; issued - none                  --           --
Common stock, without par value:
 Authorized - 50,000 shares; issued and
 outstanding - 8,249 in 1994 and 8,122 in 1993         17,839       16,336
Retained earnings                                      46,416       35,998
Cumulative translation adjustment                        (841)        (853)
Unrealized loss on investments, net of tax               (180)          --
                                                      -------      -------
  TOTAL SHAREHOLDERS' EQUITY                           63,234       51,481
                                                      -------      -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $121,198     $105,278
                                                      =======      =======
The accompanying notes are an integral part of these consolidated financial statements.

                        KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)

                                            Fiscal Year Ended September 30,
                                              1994        1993       1992
                                            -------     -------     ------
Net sales                                  $173,302    $140,880    $94,959

Costs and expenses:
Cost of goods sold                          101,334      79,205     54,558
Selling, general and
 administrative                              36,752      31,463     34,104
Research and development, net                21,286      15,932     13,887
Restructuring cost                               --          --      4,450
                                            -------     -------     ------
Income (loss) from operations                13,930      14,280    (12,040)

Interest income                               1,264       1,136      1,226
Interest expense                             (2,171)     (2,202)    (2,245)
Other expense                                    --      (1,125)        --
                                            -------     -------     ------
Income (loss) before income taxes
 and extraordinary gain                      13,023      12,089    (13,059)
Provision for income tax expense (benefit)    2,605       1,258       (718)
                                            -------     -------     ------
Income (loss) before extraordinary gain      10,418      10,831    (12,341)
Extraordinary gain on early retirement
 of debentures, net of income taxes              --          --        218
                                            -------     -------    -------
Net income (loss)                          $ 10,418   $  10,831   ($12,123)
                                            =======     =======     ======

Income (loss) per share before
 extraordinary gain                           $1.25       $1.33     ($1.56)
Extraordinary gain per share                     --          --        .03
                                               ----        ----       ----
Net income (loss) per share                   $1.25       $1.33     ($1.53)
                                               ====        ====       ====
Weighted average number of
 shares outstanding                           8,333       8,171      7,912
                                              =====       =====      =====


                        KULICKE AND SOFFA INDUSTRIES, INC.
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                 (in thousands)

                                            Fiscal Year Ended September 30,
                                              1994        1993       1992
                                             ------      ------     ------
Retained earnings, beginning of year        $35,998     $25,167    $37,290
Net income (loss)                            10,418      10,831    (12,123)
                                             ------      ------     ------
Retained earnings, end of year              $46,416     $35,998    $25,167
                                             ======      ======     ======
The accompanying notes are an integral part of these consolidated financial statements.

                        KULICKE AND SOFFA INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                             Fiscal Year Ended September 30,
                                                 1994      1993      1992
CASH FLOWS FROM OPERATING ACTIVITIES:          -------   -------   -------
 Net income (loss)                             $10,418   $10,831  ($12,123)
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                 3,940     3,212     2,944
   Provision for restructuring costs                --        --     4,450
   Provision for doubtful accounts                 103       175        26
   Gain on early retirement of debentures, net      --        --      (218)
   (Gain) loss on sale or dispostion of
    equipment                                      370         9      (159)
   Deferred taxes on income                        234       408       594
   Provision for inventory reserves                677     1,011     2,518
   Foreign currency translation (gain) loss       (267)     (138)       49
   Changes in components of working capital,
    excluding effects of business acquisitions:
     Increase in accounts receivable           (11,023)  (10,695)   (1,264)
     Decrease (increase) in inventories          3,258   (10,604)    7,001
     Decrease in prepaid expenses and
      other current assets                         677       630       937
     Increase in accounts payable and
      accrued expenses                           2,523     8,178       839
     Increase in estimated income taxes
      payable                                    1,287       585        99
     Other, net                                    573       275       153
                                               -------    ------    ------
Net cash provided by operating activities       12,770     3,877     5,846
                                               -------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of net assets of Assembly
  Technologies, including transaction costs     (3,296)       --        --
 Purchases of investments                      (25,891)  (10,608)  (17,247)
 Proceeds from sales of investments             22,825    10,824     9,488
 Purchases of property, plant and equipment     (6,202)   (4,404)   (3,597)
 Proceeds from sale of equipment                   123       122       288
                                               -------    ------    ------
Net cash used by investing activities          (12,441)   (4,066)  (11,068)
                                               -------    ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on borrowings                            (60)      (82)   (2,139)
 Proceeds from issuance of common stock          1,084     1,215       317
 Retirement of debentures                           --        --      (632)
                                               -------    ------    ------
Net cash provided (used) by financing
 activities                                      1,024     1,133    (2,454)
EFFECT OF EXCHANGE RATE CHANGES ON CASH            (12)       55        35
                                               -------    ------    ------
CHANGE IN CASH AND CASH EQUIVALENTS              1,341       999    (7,641)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                               7,413     6,414    14,055
                                               -------    ------    ------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 8,754   $ 7,413   $ 6,414
                                                ======    ======    ======
The accompanying notes are an integral part of these consolidated financial statements.

                     KULICKE AND SOFFA INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share data)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the
"Company"), with appropriate elimination of intercompany balances and transactions.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments - At September 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS 115, the Company's investments other than cash equivalents are classified as "trading," "available-for-sale" or "held-to-maturity," depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management's intentions with respect to holding the securities. Investments classified as available-for-sale are reported at the lower of cost or fair market value, with net unrealized losses reflected as a separate component of shareholders' equity. Investments classified as held-to-maturity are reported at amortized cost. At September 30, 1993, short-term investments were carried at cost plus accrued interest, which approximated market value. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Concentration of Credit Risks - Financial instruments which may subject the Company to concentration of credit risk consist primarily of investments, trade receivables and, in fiscal 1993 and 1992, forward foreign currency exchange contracts.

The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

During fiscal 1992, the Company entered into forward foreign currency exchange contracts aggregating $9,300 with varying maturity dates and with amounts corresponding to the Company's estimated operating expenses in Israel which are denominated in shekels. These financial instruments were designed to minimize the exposure and reduce the risk from exchange rate fluctuations in the regular course of business. Credit risk with respect to these contracts varied as the underlying currency exchange rates fluctuated. In addition, the Company was subject to the credit risk associated with nonperformance by the counterparties to the contracts. The Company recognized a loss of $103 for the year ended September 30, 1993 and a gain of $154 for the year ended September 30, 1992 on these contracts. The last contract matured in fiscal 1993.

The Company's trade receivables result primarily from the sale of semiconductor equipment and related accessories and replacement parts to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss.

Inventories - Inventories are stated at the lower of cost (determined on the basis of first-in, first-out for certain inventories and average cost for others) or market. The Company provides a reserve for inventory considered to be in excess of 18 months of forecasted future demand.

Property, Plant and Equipment - Property, plant and equipment are carried at cost. The cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets are capitalized while repair and maintenance costs are expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives: buildings - 25 to 40 years; machinery and equipment - 3 to 8 years; leasehold improvements - life of lease or life of asset. Purchased computer software costs related to business and financial systems are included in other assets and are amortized over a five year period on a straight-line basis.

Goodwill - Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight-line basis over the estimated period to be benefited by the acquisition (see Note 9).

Foreign Currency Translation - The U.S. dollar is the functional currency for all subsidiaries except Kulicke and Soffa (Japan) Ltd., whose functional currency is the Japanese yen. Unrealized translation gains and losses resulting from the translation of all assets and liabilities on the balance sheet of Kulicke and Soffa (Japan) Ltd. to U.S. dollars at year-end exchange rates are not included in determining net income but are accumulated in a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in determining net income.

Revenue Recognition - Sales are recorded upon shipment of products or performance of services. Expenses for estimated product returns and warranty costs are accrued in the period of sale recognition.

Research and Development Arrangements - The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During fiscal 1994, 1993 and 1992, reductions to research and development expense related to such funding totaled $2,022, $1,005 and $720, respectively.

Income Taxes - On October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," on a prospective basis. Until September 30, 1993 the Company's provision for income taxes was based upon SFAS No. 96, which was adopted effective October 1, 1987. Implementation of SFAS No. 109 did not have a material effect on the Company's financial statements. Deferred income taxes are not provided for undistributed earnings of consolidated subsidiaries when such earnings are determined to be invested indefinitely.

Earnings Per Share - Primary earnings per share are computed using the weighted average number of common shares outstanding. Recognition is given to the assumed exercise of stock options, if dilutive. Fully diluted earnings per share are computed based on the weighted average number of shares outstanding plus those shares assumed to be issued upon the exercise of stock options and the conversion of the subordinated debentures, after giving effect to the elimination of interest expense, net of income taxes, applicable to the debentures. For fiscal 1994, 1993 and 1992, no recognition is given to the assumed conversion of debentures and in 1992 to the exercise of stock options, since such conversion or exercise would either be anti-dilutive or dilution would be less than 3%.

NOTE 2:  INVESTMENTS

The Company adopted SFAS 115 effective September 30, 1994. Adoption of SFAS 115 had no impact on results of operations, but resulted in investments totaling $6,846 being classified as held-to-maturity at September 30, 1994. At September 30, 1994, no short-term investments were classified as trading.

Investments, excluding cash equivalents, consist of the following at September 30, 1994:
                                   Fair                 Original
                                  Market   Unrealized    Cost of
Available-for-sale:               Value      Losses    Investment
                                ---------  ----------  ----------
 U.S. Treasury bills maturing
  in less than one year          $ 4,958                  $ 4,958
 Bond mutual funds with
  weighted average maturity
  less than five years             2,932        $180        3,112
 Adjustable rate notes and
  preferred stock                  3,507                    3,507
                                  ------         ---       ------
                                 $11,397        $180      $11,577
                                  ======         ===       ======

                                   Fair                Amortized
                                  Market   Unrealized    Cost of
Held-to-maturity:                 Value      Losses    Investment
                                ---------  ----------  ----------
 Corporate bonds with weighted
  average maturity less than
  three years                    $ 5,924        $165      $ 6,089
 U.S. Treasury notes with
  maturity less than three years     757                      757
                                  ------         ---       ------
                                 $ 6,681        $165        6,846
                                  ======         ===
 Portion maturing within one year                           1,536
                                                           ------
 Portion maturing after one
  year, within five years                                 $ 5,310
                                                           ======

NOTE 3:  INVENTORIES

                                                   September 30,
                                                  1994      1993
                                                -------   -------
 Finished goods                                  $7,657   $ 6,727
 Work in process                                  8,664     8,848
 Raw materials and supplies                      17,533    19,751
                                                -------   -------
                                                 33,854    35,326
 Inventory reserves                              (6,636)   (6,218)
                                                -------   -------
                                                $27,218   $29,108
                                                =======    ======

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT
                                                   September 30,
                                                  1994      1993
                                                -------   -------
 Land                                           $ 1,095   $ 1,095
 Buildings and building improvements             16,924    13,299
 Machinery and equipment                         28,537    27,017
 Leasehold improvements                           1,362     1,134
                                                 ------    ------
                                                 47,918    42,545
 Less - Accumulated depreciation
  and amortization                              (27,356)  (24,364)
                                                 ------    ------
                                                $20,562   $18,181
                                                 ======    ======

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2107. Minimum rental commitments under these leases, excluding taxes, insurance, maintenance and repairs, which are also paid by the Company, are as follows: $957 in 1995; $785 in 1996; $580 in 1997; $559 in 1998; and $6,443 thereafter.

Rent expense for fiscal 1994, 1993 and 1992 was $1,663, $1,585 and $1,965, respectively.

NOTE 5:  DEBT OBLIGATIONS

Debt obligations include the following:
                                                  September 30,
                                                 1994      1993
                                               -------   -------
 United States:
  8% convertible subordinated debentures       $26,257   $26,431
 Asia:
  Term loan, bearing interest at 8.25%
   in 1994 and 7% in 1993                          277       337
                                               -------   -------
 Total debt obligations                         26,534    26,768
 Less - current portion                             60        60
                                               -------   -------
 Debt due after one year                       $26,474   $26,708
                                               =======    ======

The 8% convertible subordinated debentures, which are due March 1, 2008, require minimum annual sinking fund payments of $1,750 which, pursuant to the indenture, were to begin in March 1993. The Company has, however, reacquired $8,525 of face value of the debentures for a total cost of $6,034, and at its discretion, may tender reacquired debentures in satisfaction of such sinking fund obligations, thus deferring required payments until June 1997. The debentures bear interest at 8%, payable semiannually on March 1 and September 1. The debentures are subordinate to all present and future indebtedness.

The subordinated debentures are convertible at any time prior to maturity into shares of common stock at a conversion rate of $21.3125 per share. At September 30, 1994, 1,232,000 shares were reserved for this conversion. The conversion price is subject to adjustment in certain cases, including the issuance of stock of the Company as a stock dividend; the combination, subdivision or reclassification of the Common Stock; the issuance to all holders of Common Stock of rights or warrants to subscribe for or purchase Common Stock at less than the current market price (as defined) of the Common Stock; or the distribution by the Company to all holders of Common Stock or evidences of its indebtedness or assets (excluding cash dividends) or rights or warrants to subscribe (other than those mentioned above).
No adjustment of the conversion price will be required unless cumulative adjustments amount to 1% or more of the conversion price. The indenture permits optional redemption at declining premiums and restricts the payment of dividends. At September 30, 1994, $29,425 was available for payment of dividends under the indenture.

During fiscal 1994, $174 of subordinated debentures were converted into 8,162 shares of the Company's Common Stock. During fiscal 1993, $9 of subordinated debentures were converted into 421 shares of Common Stock. During fiscal 1992, the Company repurchased $883 of the debentures at a cost of $632. An extraordinary gain of $218 was recorded during fiscal 1992, net of unamortized bond issue costs and income tax expense of $15 and $18, respectively.

The term loan of the Asian subsidiary is payable in equal monthly installments of $5, which include interest, to 1999. Interest is calculated at the Hong Kong prime rate plus 1/2%.

Maturities of long-term debt subsequent to September 30, 1994, including sinking fund payments related to subordinated debentures, are $60 in 1995, $60 in 1996, $102 in 1997, $1,810 in 1998, $1,787 in
1999 and $22,715 thereafter.

Interest paid on debt obligations was $2,171, $2,202 and $2,245 in fiscal 1994, 1993, and 1992, respectively.

The Company has a $10,000 unsecured bank line of credit at prime less 1/4%. Borrowing under this line of credit is subject to the Company maintaining a minimum net worth of $35 million, a consolidated current ratio of not less than 1.85 to 1, a debt to net worth ratio not to exceed 1.50 to 1 and minimum working capital of $41 million. These requirements were all met as of September 30, 1994. This facility will expire on January 31, 1995 unless renewed. There were no borrowings under this credit line during fiscal 1994.

NOTE 6:  SHAREHOLDERS' EQUITY

COMMON STOCK

Changes in common stock during the three years ended September 30, 1994 are as follows:

                                  Common Stock        Treasury Stock
                                Shares    Amount     Shares    Amount
                                ------    ------     ------    ------
                                      (All amounts in thousands)

Balance at September 30, 1991    7,885   $14,803         11     ($134)
Purchases under the employee
 stock purchase plan                59       317         --        --
Employer contribution
 pursuant to 401(k) plan            --       (54)       (11)      134
                                ------    ------     ------    ------
Balance at September 30, 1992    7,944    15,066         --        --

Purchases under the employee
 stock purchase plan                63       330         --        --
Employer contribution
 pursuant to 401(k) plan            11        46         (3)       45
Exercise of stock options          103       885          3       (45)
Shares issued upon conversion
 of subordinated debt                1         9         --        --
                                ------    ------     ------    ------
Balance at September 30, 1993    8,122    16,336         --        --

Purchases under the employee
 stock purchase plan                39       369         --        --
Employer contribution
 pursuant to 401(k) plan             8       112         --        --
Exercise of stock options           72       603         --        --
Tax benefit from exercise of
 stock options                      --       245         --        --
Shares issued upon conversion
 of subordinated debt                8       174         --        --
                                ------    ------    -------    ------
Balance at September 30, 1994    8,249   $17,839         --        --
                                ======    ======    =======    ======

CUMULATIVE TRANSLATION ADJUSTMENT

Changes in the cumulative translation adjustment account are as follows:

                                                 September 30,
                                                1994      1993
                                               ------    ------
 Beginning of year                              ($853)  ($1,245)
 Translation adjustment                            12       392
                                               ------     -----
 End of year                                    ($841)   ($ 853)
                                               ======     =====

STOCK OPTION PLANS


The Company has three employee stock option plans for officers and key employees (the "Employee Plans") pursuant to which options may be granted at 100% of the market price of the Company's Common Stock on the date of grant. Options may no longer be granted under two of the plans. Options granted under the Employee Plans are exercisable at such dates as are determined in connection with their issuance, but not later than ten years after the date of grant.

The following summarizes all employee stock option activity for the three years ended September 30, 1994:

                        September 30,     September 30,    September 30,
                            1994              1993             1992
                      ----------------  ----------------  ----------------
                                Average          Average          Average
                               Exercise         Exercise         Exercise
                       Options   Price  Options   Price  Options   Price
                       ------- -------- ------- -------- ------- --------
                                  (Share amounts in thousands)
Options outstanding at
 beginning of period       269   $ 7.47     340   $ 8.09     335   $ 8.57
Granted or reissued         52    22.91      57     5.75      58     7.13
Exercised                  (59)    8.33     (94)    8.49      --     5.25
Terminated or canceled     (26)    8.13     (34)    6.81     (53)    8.38
                           ---              ---              ---
Options outstanding at
 end of period             236   $10.60     269    $7.47     340    $8.09
                           ===              ===              ===
Options exercisable at
 end of period             100   $ 8.20     126    $8.72     187    $9.01
                           ===              ===              ===

The Company also maintains a stock option plan for non-officer directors (the "Director Plan") pursuant to which options to purchase 2,500 shares of the Company's Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options to purchase 80,500 shares at an average exercise price of $9.37 were outstanding at September 30, 1994. Options to purchase 37,500 shares are currently exercisable. Options to purchase 15,000 shares granted under the Director Plan were exercised during 1994.

At September 30, 1994, 667,830 shares of the Company's Common Stock were reserved for issuance in connection with the stock option plans.

EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan allows employees to purchase the Company's Common Stock at 85% of the market value on the first or last day of the offering period, whichever is lower. At September 30, 1994, 63,075 shares at $9.35 per share, or 85% of the fair market value of the Company's Common Stock on March 31, 1994, were subject to purchase on March 31, 1995. There are 218,541 shares reserved for purchase through March 31, 1995.

NOTE 7:  EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees. The benefits for this plan are based on the employees' years of service and the employees' compensation during the three years before retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations.

Net pension cost for the U.S. plan comprises the following:

                                      Fiscal Year Ended September 30,
                                        1994       1993       1992
                                       ------     ------     ------
Service cost-benefits earned
 during the period                       $564       $489       $413
Interest cost on projected
 benefit obligations                      670        633        601
Actual return on plan assets             (153)      (428)      (469)
Net amortization and deferral            (878)      (606)      (653)
                                          ---        ---        ---
Net pension expense (benefit)
 of U.S. plan                            $203       $ 88      ($108)
                                          ===        ===        ===

Weighted average discount rate           7.75%      7.25%      9.00%
Rate of increase in future compensation  4.00%      4.00%      5.50%
Expected long-term return on assets      9.00%      9.00%     10.00%

The funded status of the U.S. plan follows:

                                                      September 30,
                                                    1994       1993
                                                   -----       -----
Accumulated benefit obligation, including
 vested benefits of $8,384 and $7,334,
 respectively                                    $ 8,577      $7,570
                                                  ======       =====
Projected benefit obligation for service
 rendered to date                               ($10,288)    ($9,240)
Plan assets at fair value, primarily mutual
 fund investments and U.S. Treasury bills          9,009       9,130
                                                  ------       -----
Excess of projected benefit obligation
 over plan assets                                 (1,279)       (110)
Unrecognized net implementation asset               (386)       (650)
Unrecognized net loss                              2,456       1,725
Unrecognized prior service cost                      107         133
                                                  ------       -----

Prepaid pension cost                                $898      $1,098
                                                  ======       =====

For the fiscal year ended September 30, 1993, the unrecognized net loss of $1,725 includes $1,253 resulting from changes in actuarial assumptions.

The Company's foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. The Company believes that these plans are substantially fully funded as to vested benefits.

On a consolidated basis, pension expense was $465, $284 and $192 in fiscal 1994, 1993 and 1992, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages not to exceed 15% of the employees' contribution. The Company's contributions under this plan were $112, $91 and $98 in fiscal 1994, 1993 and 1992, respectively.

The Company has reviewed SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This Statement must be adopted by fiscal 1995, and will require these benefits to be accrued over the employees' periods of service if such benefits vest ratably, or upon termination in certain instances. The Company has determined that this new statement, when adopted, will not materially impact the Company's financial position or results of operations.

NOTE 8:  INCOME TAXES

The provision for income taxes includes the following:

                                       Fiscal Year Ended September 30,
                                          1994       1993      1992
                                         ------     ------    ------
     Current:
      Federal                            $1,353      $ 596   ($1,419)
      State                                 100         75        --
      Foreign                               918        179       107

     Deferred:
      Federal                               113       (253)      594
      Foreign                               121        661        --
                                          -----      -----     -----
                                         $2,605     $1,258   ($  718)
                                          =====      =====     =====

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $33,000 at September 30, 1994.
Such undistributed earnings are intended to be indefinitely reinvested in foreign operations.

For domestic federal income tax purposes, at September 30, 1994, the Company has investment tax credit and research and development tax credit carryforwards totaling $3,455 which expire in varying amounts through 2002. In addition, the Company's Japanese subsidiary has $3,465 in net operating loss carryforwards expiring through fiscal 1997, which may be used to offset future taxable income in Japan.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate as follows:

                                       Fiscal Year Ended September 30,
                                            1994      1993      1992
                                           ------    ------    ------
Computed income tax expense (benefit)
 based on U.S. statutory rate              $4,558    $4,200   ($4,378)
State taxes, net of federal benefit            65        49        --
Effect of earnings of foreign
 subsidiaries subject to different
 tax rates                                 (1,843)     (263)      (50)
Benefits of net operating loss and tax
 credit carryforwards and change in
 valuation allowance                         (532)   (5,251)     (101)
Provision for repatriation of foreign
 earnings, including foreign withholding
 taxes                                        121     2,112        --
Operating losses with no tax benefit           --       151     4,046
Effect of revisions of prior years'
 estimated income taxes                        --       290        75
Income not subject to taxation                 --        --      (340)
Other, net                                    236       (30)       30
                                            -----     -----     -----
                                           $2,605    $1,258   ($  718)
                                            =====     =====     =====

Deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities as measured by the current tax rates. The net deferred tax liability balance is attributable to the following cumulative temporary differences:

                                                 September 30,
                                                1994       1993
                                               ------     ------
Repatriation of foreign earnings,
 including foreign withholding taxes           $3,031     $2,910
Depreciable assets                              1,111      1,110
Prepaid expenses and other                        601        764
                                                -----      -----
Total deferred tax liability                    4,743      4,784
                                                -----      -----

Inventory reserves                              1,594      1,104
Accruals and other reserves                     1,126      1,095
Net operating loss and tax credit
 carryforwards                                  5,235      7,133
                                                -----      -----
                                                7,955      9,332
Valuation allowance                            (3,854)    (4,956)
                                                -----      -----
Total deferred tax asset                        4,101      4,376
                                                -----      -----
Net deferred tax liability                     $  642     $  408
                                                =====      =====

The Company paid income taxes of $1,019, $74 and $127 in 1994, 1993 and 1992, respectively.

NOTE 9:  OTHER FINANCIAL DATA

On July 13, 1994, the Company acquired the business and certain assets of Assembly Technologies, an operating division of General Signal Corporation ("AT"), for a cash purchase price approximating $3,296, including transaction-related costs. AT manufactured and sold semiconductor assembly equipment, including automatic die attach machines, automatic dicing saws and related spare parts. The transaction was accounted for as a purchase. Accordingly, the acquired assets and results of operations of the AT business are included in the Company's consolidated financial statements from the date of the acquisition. The excess of the purchase price and transaction-related costs over the fair value of net assets acquired of $1,287 has been charged to goodwill, is being amortized over a fifteen year period, and is included in other assets at September 30, 1994, net of accumulated amortization.

During fiscal 1993, the Company incurred approximately $1,125 in connection with a proposed acquisition. In September 1993, the Company announced that acquisition negotiations had been terminated and charged all costs associated with this failed transaction to other expense.

Accounts receivable at September 30, 1994 and 1993 include notes receivable of $204 and $449, respectively. The majority of the notes receivable represent non-interest-bearing notes due within 60 to 90 days from the date of issuance.

Accrued expenses at September 30, 1994 include $3,964 for accrued wages and vacations. At September 30, 1993, accrued expenses included $1,392 in estimated restructuring costs and accrued wages and vacations of $5,168.

Maintenance and repairs expense totaled $3,027, $2,503 and $2,351 for fiscal 1994, 1993 and 1992, respectively. Warranty and retrofit expense was $1,354, $661 and $1,752 for fiscal 1994, 1993 and 1992, respectively.

During fiscal 1992, the Company established a reserve of $4,450 for the estimated costs associated with a restructuring program designed to reduce the Company's cost base around the world.

NOTE 10 - OPERATIONS BY GEOGRAPHIC AREA

The Company operates primarily in one industry segment, the manufacture and sale of production equipment to the semiconductor industry. The Company's market for such equipment is worldwide.

As indicated below, sales to foreign customers of production equipment primarily manufactured in the United States are substantial:

                                      Fiscal Year Ended September 30,
                                       1994        1993        1992
                                      ------      ------      ------
Sales to unaffiliated customers:
 Domestic with foreign
  destination (1)                   $ 48,082    $ 40,364     $24,133
 Foreign subsidiaries                 79,659      69,295      41,347
                                     -------      ------      ------
 Total foreign destination           127,741     109,659      65,480

 Domestic destination                 45,561      31,221      29,479
                                     -------     -------      ------
 Total sales to unaffiliated
  customers                         $173,302    $140,880     $94,959
                                     =======     =======      ======
 Sales to foreign customers as a
  percentage of total sales               74%         78%         69%
- - ---------------

(1) Represents United States sales to unaffiliated customers that were either sales to customers in foreign countries or shipments to the freight forwarding agents of domestic companies for shipments to their foreign operating facilities.

Additional information by geographic area for fiscal years ended
September 30 is as follows:

                                     Fiscal Year Ended September 30,
                                     1994          1993         1992
                                    ------        ------       ------
Sales to unaffiliated customers:
 Europe                           $      0     $   3,215      $10,257
 Asia/Pacific                       78,801        61,894       27,899
 Middle East                           858         4,186        3,191
                                   -------       -------       ------
 Total foreign                      79,659        69,295       41,347
 United States                      93,643        71,585       53,612
 Eliminations                           --            --           --
                                   -------       -------       ------
Total                             $173,302      $140,880      $94,959
                                   =======       =======       ======
Intercompany sales:
 Europe                           $      0      $  1,622      $   134
 Asia/Pacific                          523           151          201
 Middle East                        27,006        19,132       21,099
                                   -------       -------       ------
 Total foreign                      27,529        20,905       21,434
 United States                      88,264        55,789       24,699
 Eliminations                     (115,793)      (76,694)     (46,133)
                                   -------       -------       ------
Total                             $     --      $     --      $    --
                                   =======       =======       ======

Total sales:
 Europe                           $      0      $  4,837      $10,391
 Asia/Pacific                       79,324        62,045       28,100
 Middle East                        27,864        23,318       24,290
                                   -------       -------       ------
 Total foreign                     107,188        90,200       62,781
 United States                     181,907       127,374       78,311
 Eliminations                     (115,793)      (76,694)     (46,133)
                                   -------       -------       ------
Total                             $173,302      $140,880      $94,959
                                   =======       =======       ======
Income (loss) from operations (1):
 Europe                           $    220      $  1,359     ($ 1,783)
 Asia/Pacific                        6,254         4,011         (252)
 Middle East                         3,332         1,722       (1,012)
                                   -------       -------       ------
 Total foreign                       9,806         7,092       (3,047)
 United States                       4,120         7,311      (10,799)
 Eliminations                            4          (123)       1,806
                                   -------       -------       ------
Total                             $ 13,930      $ 14,280     ($12,040)
                                   =======       =======       ======
Income (loss) before income taxes
 and extraordinary gain (1):
  Europe                          $    298      $  1,460     ($ 1,405)
  Asia/Pacific                       6,492         4,554           (1)
  Middle East                        3,361         1,775         (998)
                                   -------       -------       ------
  Total foreign                     10,151         7,789       (2,404)
  United States                      2,868         4,423      (12,461)
  Eliminations                           4          (123)       1,806
                                   -------       -------       ------
Total                             $ 13,023      $ 12,089     ($13,059)
                                   =======       =======       ======
Total Assets:
 Europe                           $  1,696      $  1,798      $ 7,707
 Asia/Pacific                       27,317        27,233       21 565
 Middle East                         9,652        10,176        7,114
                                   -------       -------       ------
 Total foreign                      38,665        39,207       36,386
 United States                      84,687        68,427       49,594
 Eliminations                       (2,154)       (2,356)      (2,039)
                                   -------       -------       ------
Total                             $121,198      $105,278      $83,941
                                   =======       =======       ======

(1) 1992 includes $4,450 of restructuring cost as follows: Europe
$1,531; Middle East $2,150; Japan $369; rest of world $400.

Transfers between geographic areas are primarily sales of finished products and spare parts at prevailing market prices less an allowance for sales commissions, freight, handling, installation and service costs. Such sales were primarily from the United States to the Company's sales and service operations in Hong Kong, Europe, and Japan, and from Israel to the United States, Hong Kong, Europe and Japan.

Customers for the Company's equipment and systems include major merchant semiconductor manufacturers. Sales to one such customer represented 11%, 16% and 11% of the Company's net sales in fiscal 1994, 1993 and 1992, respectively, and 11% of net sales in each of fiscal 1994, 1993 and 1992 to another such customer. In addition, customers for the Company's equipment include firms that perform contract assembly of semiconductors, and electronic systems suppliers that assemble semiconductors for use in their own products and for sales to other companies. Sales to one such customer accounted for approximately 14% and 11% of the Company's net sales in fiscal 1994 and 1993, respectively. Sales to another such customer accounted for 11% of net sales in fiscal 1993.

Net exchange and translation gains (losses) were $267, $138 and ($49) for the years ended September 30, 1994, 1993 and 1992, respectively.

Financial information pertaining to the consolidated foreign operations follows:

                                     Fiscal Year Ended September 30,
                                      1994        1993         1992
                                     ------      ------       ------
Working capital                     $29,229     $33,521      $21,461
Property, plant and equipment,
 less  accumulated depreciation       5,813       5,257        5,302
Total liabilities                     7,033       5,675        9,471
Shareholders' equity and
 intercompany accounts, including
 retained earnings of $35,351,
 $26,630 and $17,436 for the fiscal
 years ended 1994, 1993 and 1992,
 respectively.                       37,073      38,706       26,711
Net income (loss) for the year *      9,545       7,735       (2,558)

* 1992 includes an accrual of $4,050 for restructuring costs.

NOTE 11:  CONTINGENCIES

Several of the Company's customers have received notices of infringement from two separate parties alleging equipment supplied by the Company infringes on patents held by them. Many of the Company's product warranties provide customers with certain patent infringement protection. As a consequence, the Company could be required to reimburse its customers for certain damages resulting from these matters. As of the date of these financial statements, no actions have been initiated or threatened directly against the Company in connection with these matters, although certain customers have requested that the Company defend them and indemnify them against any damages that they may be required to pay on the basis of their use of equipment supplied by the Company. The Company has received opinions from outside patent counsel stating that no equipment marketed by the Company infringes on the patents in question. Accordingly, the Company believes the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations or financial condition.

NOTE 12:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial information pertaining to quarterly results of operations follows:

Year ended              First   Second    Third   Fourth
 September 30, 1994    Quarter  Quarter  Quarter  Quarter      Total
- - -------------------    -------  -------  -------  -------     -------
Net sales              $38,259  $43,766  $40,838  $50,439    $173,302

Gross profit            16,471   18,331   15,861   21,305      71,968

Income from
 operations *            2,954    4,185    1,683    5,108      13,930

Income before
 income taxes          $ 2,714  $ 3,943  $ 1,452  $ 4,914    $ 13,023

Income tax
 expense                   407      749      305    1,144       2,605
                        ------   ------   ------   ------      ------
Net income             $ 2,307  $ 3,194  $ 1,147  $ 3,770    $ 10,418
                        ======   ======   ======   ======     =======
Net income per share     $ .28    $ .38    $ .14    $ .45      $ 1.25
                          ====     ====     ====     ====       =====

Year ended              First   Second   Third    Fourth
 September 30, 1993    Quarter  Quarter  Quarter  Quarter      Total
- - -------------------    -------  -------  -------  -------     -------
Net sales              $27,907  $30,475  $38,532  $43,966    $140,880

Gross profit            12,160   13,965   16,564   18,986      61,675

Income from
 operations *              767    2,477    4,641    6,395      14,280

Income before
 income taxes          $   536  $ 2,199  $ 4,347  $ 5,007**   $12,089

Income tax
 expense                    80      242      435      501       1,258
                        ------   ------   ------   ------      ------
Net income             $   456  $ 1,957  $ 3,912  $ 4,506     $10,831
                        ======   ======   ======   ======     =======
Net income per share     $ .06    $ .24    $ .47    $ .54***   $ 1.33
                          ====     ====     ====     ====       =====

* Represents net sales less costs and expenses but before net interest expense and other expense.

**   In September 1993, the Company charged $1.1 million of costs incurred in connection with a failed acquisition attempt to other non-operating expenses.

*** The fully diluted earnings per share for the fourth quarter were $0.52. For the 1993 fiscal year, dilution was less than 3%.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required hereunder with respect to the directors appears under the heading "ELECTION OF DIRECTORS" in the Company's Proxy
Statement for the 1995 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 401(b) of Regulation S-K appears in
Part I hereof under the heading "EXECUTIVE OFFICERS OF THE COMPANY."

Item 11.   EXECUTIVE COMPENSATION

The information required hereunder appears under the heading
"ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1995 Annual Meeting, which information is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information required hereunder appears on page one and under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1995 Annual Meeting, which information is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder appears under the heading
"ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1995 Annual Meeting, which information is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(a)  The following documents are filed as part of this report:

   (1)  Financial Statements:

        Report of Independent Accountants                          F-1
        Report of Other Independent Accountants                    F-2
        Consolidated Balance Sheet at September 30, 1994
          and 1993                                                 F-3
        Consolidated Statements of Operations and of Retained
          Earnings for the fiscal years ended September 30,
          1994, 1993 and 1992                                      F-4
        Consolidated Statement of Cash Flows for the fiscal
          years ended September 30, 1994, 1993 and 1992            F-5
        Notes to Consolidated Financial Statements         F-6 to F-20

   (2)  Financial Statement Schedules:

        Report of Other Independent Accountants                     23
        VIII - Valuation and Qualifying Accounts                    24
        IX -   Short-term Borrowings                                25


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (3)  Exhibits:

Exhibit
Number                                  Item
- - ------    ------------------------------------------------------------
3(i)      The Company's Restated Articles of Incorporation, filed as
          Exhibit 4 to the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 1984, is incorporated herein by reference.

3(ii) The Company's By-Laws, as amended through June 26, 1990, filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

4(i) Indenture dated as of March 1, 1983 between the Company and Girard Bank relating to the Company's 8% convertible subordinated debentures, including form of debenture, filed as Exhibit 4.1 to Registration Statement No. 33-69734 filed September 30, 1993, is incorporated herein by reference.

4(ii) Agreement of Resignation/Appointment and Acceptance, dated as of June 20, 1991, by and among Mellon Bank, N.A. (successor to Girard Bank), the Company and Security Pacific National Trust Company (New York) BankAmerica National Trust Co., New York), relating to the Company's 8% convertible subordinated debentures, filed as exhibit 4(ii) to the

          Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, is incorporated herein by reference.

10(i)     Form of Officer's Loan Agreement, Note and Stock Pledge
          Agreement, filed as Exhibit 13(a) to Registration Statement No. 65612 filed September 28, 1979, is incorporated herein by reference.

10(ii)    Form of Termination of Employment Agreement between the
          Company and certain of its officers.

10(iii) Agreement between the Company and Frederick W. Kulicke, Jr., filed as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.

10(iv) The Company's 1980 Employee Incentive Stock Option Plan, filed as Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.

10(v) The Company's 1983 Employee Incentive Stock Option Plan, filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.

10(vi)    The Company's 1988 Incentive and Non-Qualified Employee
          Stock Option Plan, filed as Exhibit 10(xi) to the Company's Annual Report on Form 10-K for the year ended September 30, 1988, is incorporated herein by reference.

10(vii) The Company's 1988 Non-Qualified Stock Option Plan for Non-Officer Directors, as amended, filed as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.

10(viii)  The Company's 1994 Employee Stock Option Plan.

10(ix)    The Company's 1995 Executive Incentive Compensation Plan.

21        Subsidiaries of the Company.

23(i)     Consent of Price Waterhouse LLP (Independent Accountants).

23(ii)    Consent of Luboshitz, Kasierer & Co. (Independent
          Accountants).

27        Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 1994.

                   REPORT OF INDEPENDENT ACCOUNTANTS



Our audits of the consolidated financial statements of Kulicke and Soffa (Israel) Ltd. and its subsidiary referred to in our report dated November 3, 1994 appearing on Page F-2 of this Annual Report on Form 10-K also included an audit of Financial Statement Schedules of Kulicke and Soffa (Israel) Ltd. and its subsidiary (not presented separately herein). In our opinion, these Financial Statement Schedules of Kulicke and Soffa (Israel) Ltd. and its subsidiary present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



 /s/ LUBOSHITZ, KASIERER & CO.

Certified Public Accountants (Israel)
Haifa, Israel

November 3, 1994

                       KULICKE AND SOFFA INDUSTRIES, INC.
                 Schedule VIII-Valuation and Qualifying Accounts
                                   (in thousands)

                                          Charged                 Balance
                 Balance     Charged to  to other                 at end
               at beginning  costs and   accounts-  Deductions-     of
Description     of period     expenses   describe    Describe     Period
- - -----------    ------------  ----------  ---------  ----------    --------
Year ended
 September 30,
 1992:

Allowance for
 doubtful
 accounts            $  391      $   26                 $   72(1)   $  345
                      =====       =====      =====       =====       =====

Inventory
 Reserve             $8,440      $2,518     $  306(3)   $3,301(4)   $7,963
                      =====       =====      =====       =====       =====
Year ended
 September 30,
 1993:

Allowance for
 doubtful
 accounts            $  345      $  175                 $   44(1)   $  476
                      =====       =====      =====       =====       =====
Inventory
 Reserve             $7,963      $1,011     $   42      $2,798(4)   $6,218
                      =====       =====      =====       =====       =====
Year ended
 September 30,
 1994:

Allowance for
 doubtful
 accounts            $  476      $  103                 $  157(1)   $  422
                      =====       =====      =====       =====       =====
Inventory
 Reserve             $6,218      $  677     $1,414(3)   $1,674(4)   $6,636
                      =====       =====      =====       =====       =====
Valuation
 allowance for
 deferred taxes      $4,956                             $1,002(5)   $3,854
                      =====       =====      =====       =====       =====

(1) Bad debts written off.
(2) Net reduction of allowance or reserve.
(3) Amount primarily reflects revaluation of inventory pursuant to changed standard costs.
(4) Disposal of excess and obsolete equipment and sales of demonstration and evaluation inventory.
(5) Net change in valuation allowance for deferred tax assets during fiscal 1994.

                       KULICKE AND SOFFA INDUSTRIES, INC.

                       Schedule IX-Short Term Borrowings
                               (in thousands)


                                           Maximum     Average      Weighted
                              Weighted      amount      amount       average
   Category of        Balance  average outstanding outstanding      interest
   aggregate short-    at end interest  during the  during the   rate during
   term borrowings  of period   rate(1)   period(2)   period(3) the period(4)
   ---------------  --------- -------- ----------- -----------  ------------

   Year ended
    September 30,
     1992:
      Israel secured
       demand loans         $0      --      $1,832      $  504        5 5/8%
                         =====     ===       =====       =====        =====

   Year ended
    September 30,
     1993:
      None                  $0      --          $0          $0          --
                         =====     ===       =====       =====        ====


   Year ended
    September 30,
     1994:
      None                  $0      --          $0          $0          --
                         =====     ===       =====       =====        ====

   ----------

(1) Weighted average of the individual demand loan rates as of the end of the period.
(2)    At any month end during the period.
(3) Computed by dividing the sum of the balances at each month's end by twelve months.
(4) Computed by dividing the total interest paid on these borrowings during the period by the average amount outstanding during the period.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KULICKE and SOFFA INDUSTRIES, INC.

                                    By  /s/ C. Scott Kulicke
                                       ______________________________
                                        C. Scott Kulicke
                                         Chairman of the Board and
                                         Chief Executive Officer

                                    Dated:  December 21, 1994

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                Date
___________________________      _____________________    __________


 /s/ C. Scott Kulicke            Chairman of the Board    December 21,
___________________________       and Director             1994
 C. Scott Kulicke
  (Principal Executive Officer)

 /s/ Clifford G. Sprague         Senior Vice President    December 21,
___________________________       and Chief Financial      1994
 Clifford G. Sprague              Officer
  (Principal Financial and
  Accounting Officer)

 /s/ James W. Bagley
___________________________     Director            December 21, 1994
 James W. Bagley

 /s/ Frederick W. Kulicke, Jr.
___________________________     Director            December 21, 1994
 Frederick W. Kulicke, Jr.

 /s/ John A. O'Steen
___________________________     Director            December 21, 1994
 John A. O'Steen

 /s/ Allison F. Page
___________________________     Director            December 21, 1994
 Allison F. Page

 /s/ MacDonell Roehm, Jr.
___________________________     Director            December 21, 1994
 MacDonell Roehm, Jr.

 /s/ C. William Zadel
___________________________     Director            December 21, 1994
 C. William Zadel

                            NOTICE


Item 14(a)3 lists and describes the Exhibits filed as a part of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. The Company will provide to any shareholder copies of any such Exhibits upon payment of a fee of $.50 per page. Requests for copies of such Exhibits should be made to: Director of Corporate Communications, Kulicke and Soffa Industries, Inc., 2101 Blair Mill Road, Willow Grove, PA 19090.

                         EXHIBIT INDEX


EXHIBIT
NUMBER                        ITEM
_______   __________________________________________________________

10(ii)    Form of Termination of Employment Agreement between the
          Company and certain of its officers.

10(viii)  The Company's 1994 Employee Stock Option Plan.

10(ix)    The Company's 1995 Executive Incentive Compensation Plan.

21        Subsidiaries of the Company.

23(i)     Consent of Price Waterhouse LLP (Independent Accountants).

23(ii)    Consent of Luboshitz, Kasierer & Co. (Independent
          Accountants).

27        Financial Data Schedule.

                                                   EXHIBIT 10(ii)

               TERMINATION OF EMPLOYMENT AGREEMENT

THIS AGREEMENT made as of the ____ day of ________________, ______, between Kulicke and Soffa Industries, Inc. ("K&S") and
______________________________ ("Executive Officer"),


                           WITNESSETH;

WHEREAS, Executive Officer is employed by K&S or a wholly-owned subsidiary of K&S and such employment is terminable at will by either Executive Officer, K&S or the wholly-owned subsidiary of K&S,

WHEREAS, Executive Officer is willing to continue the employment on an at-will basis under present management if the protections set forth herein are provided to Executive Officer upon the occurrence of a "Change in Management" as hereinafter defined, and

WHEREAS, K&S desires to retain the services of Executive Officer,

NOW THEREFORE, the parties hereto, intending to be legally bound, agree as follows:

  1. For the purposes of this Agreement, the following words and phrases shall have the following meanings:

    (a) "K&S" means Kulicke and Soffa Industries, Inc. and any successor corporation thereto.

    (b) "Board of Directors" means the Board of Directors of K&S or of any successor corporation thereto.

    (c)  "Directors" means members of the Board of Directors.

    (d) A "Change in Management" shall mean either of the following events:

      (i) An acquisition (other than directly from K&S) of any voting securities of K&S ("Voting Securities") by any "Person" (as such term is used for purposes of section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of 50% or more of the combined voting power of all then outstanding Voting Securities, provided, however, that any such acquisition approved by two-thirds of the Incumbent Board (as hereinafter defined) shall not be deemed to be a Change in Control; or

      (ii) The individuals who, as of December 13, 1994, are members of K&S' Board of Directors (the "Incumbent Board") cease for any reason to constitute at least two-thirds of the Board of Directors; provided, however, that if the election, or nomination for election by the shareholders, of any new director was approved by a vote of at least two-thirds of the members of the Board of Directors who constitute Incumbent Board members, such new directors shall for all purposes be considered as members of the Incumbent Board as of December 13, 1994; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest.

  2. If a Change in Management occurs and Executive Officer's employment by K&S or a K&S subsidiary is terminated, other than voluntarily by the Executive Officer or for cause by K&S or the K&S subsidiary, within eighteen months following such Change in Management, K&S or its successor shall pay Executive Officer termination pay as follows:

         The lesser of:

    (a) ___ months pay at the base rate being received by Executive Officer at the time of the Change in Management, or

    (b) Ten dollars less than that amount which would subject Executive Officer to excise tax with respect to such payment under
Section 4999 of the Internal Revenue Code of 1986 (the "Code") or make any payment hereunder non-deductible by K&S under Section 280 G (a) of the Code by virtue of the payment being deemed an "excess parachute payment."

Termination of employment shall be deemed to be for cause only if such termination is for intentional dishonesty or Executive Officer's physical or mental incapacity or willful refusal to perform the duties of his office persisted in for at least 30 days after written notice thereof specifying the respects in which such duties are not being performed. If Executive Officer resigns or quits because his duties and/or responsibilities have been substantially reduced or he is otherwise harassed by management or because his place of employment has been changed to a place more than 35 miles from his place of employment immediately prior to the Change in Management or because his base rate of compensation has been reduced, his employment shall not be deemed to have been terminated voluntarily by the Executive Officer.

  3. The termination pay provided for herein shall be paid to Executive Officer, his heirs or estate, in equal monthly installments on the first day of each month commencing with the first day of the month following Executive Officer's termination and continuing for that number of months provided for herein.

  4. Any payments made hereunder shall be in lieu of any other termination pay to which Executive Officer might otherwise be entitled.

  5. Any payments made hereunder shall be in addition to and shall not affect any rights, other than rights to termination pay, Executive Officer may have at the time a Change in Management occurs.

  6. Nothing herein shall give or be construed to give to Executive Officer any rights unless and until a Change in Management shall have occurred. Without limiting the generality of the foregoing, this Agreement shall confer no rights on Executive Officer to remain in the employ of K&S or its subsidiaries, nor shall this Agreement confer any rights on Executive Officer in the event of discharge, with or without cause, prior to the occurrence of a Change in Management.

  7. All disputes and contested claims arising out of, or in connection with, this Agreement shall be decided by arbitration in Philadelphia, Pennsylvania in accordance with the Commercial Arbitration Rules of the American Arbitration Association as then in effect and the decision or decisions reached in such arbitration shall be final and binding, and judgment thereon may be entered in any court having jurisdiction. The expenses of arbitration, other than the fees and expenses of Executive Officer's counsel and expert witnesses, shall be paid by K&S. If the Executive Officer is awarded any sums by the arbitration panel, it shall also award him the reasonable fees and expenses of his counsel.

  8. This Agreement shall, unless renewed by a written agreement executed by K&S and Executive Officer, terminate on, and be of no force and effect after, December 31, 1997, provided that if a Change in Management shall have occurred prior to that date this Agreement shall automatically be extended, if necessary, to the date that is ___ months and one day after such Change in Management. Termination of this Agreement shall not discharge any obligations to make payment that have theretofore arisen under Section 2 hereof.

  9. This Agreement cancels, supersedes and replaces any and all prior Termination of Employment Agreements between K&S and Executive Officer.

IN WITNESS WHEREOF, K&S has caused this Agreement to be executed by its duly authorized officers under its common or corporate seal, and Executive Officer has set his hand and seal, on the day and year first above written.

                              KULICKE AND SOFFA INDUSTRIES, INC.



                             By__________________________________

Attest:

___________________________
(Corporate Seal)

                              EXECUTIVE OFFICER


                              _____________________________(SEAL)

                                                 EXHIBIT 10(viii)

























               KULICKE AND SOFFA INDUSTRIES, INC.

                1994 EMPLOYEE STOCK OPTION PLAN

               KULICKE AND SOFFA INDUSTRIES, INC.

                1994 EMPLOYEE STOCK OPTION PLAN


                        Table of Contents


                                                             Page
                                                             ----

SECTION 1 - Purpose . . . . . . . . . . . . . . . . . . . . .   1

SECTION 2 - Administration  . . . . . . . . . . . . . . . . .   1

SECTION 3 - Eligibility . . . . . . . . . . . . . . . . . . .   2

SECTION 4 - Stock . . . . . . . . . . . . . . . . . . . . . .   2

SECTION 5 - Annual Limit  . . . . . . . . . . . . . . . . . .   3

SECTION 6 - Options . . . . . . . . . . . . . . . . . . . . .   4

SECTION 7 - Capital Adjustments  . . . . . . . . . . . . . . .  7

SECTION 8 - Change in Control  . . . . . . . . . . . . . . . .  8

SECTION 9 - Amendment or Discontinuance of the Plan  . . . . .  9
SECTION 10 - Termination of Plan . . . . . . . . . . . . . . . 10

SECTION 11 - Shareholder Approval  . . . . . . . . . . . . . . 10

SECTION 12 - Miscellaneous . . . . . . . . . . . . . . . . . . 10

               KULICKE AND SOFFA INDUSTRIES, INC.

              1994 EMPLOYEE INCENTIVE STOCK OPTION
               AND NON-QUALIFIED STOCK OPTION PLAN


                            SECTION 1
                             Purpose

This KULICKE AND SOFFA INDUSTRIES, INC. 1994 EMPLOYEE STOCK OPTION PLAN ("Plan") is intended to provide a means whereby KULICKE AND SOFFA INDUSTRIES, INC. ("Company") and any Subsidiary (as hereinafter defined) may, through the grant of incentive stock options and non-qualified stock options (collectively, "Options") to officers and other Key Employees (as defined in Section 3), attract and retain such Key Employees and motivate such Key Employees to exercise their best efforts on behalf of the Company and of any Subsidiary.

As used in the Plan, the term "incentive stock options" ("ISOs") means Options which qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended from time to time ("Code"), at the time they are granted and which are either designated as ISOs in the Grant Letters (as hereinafter defined) covering such Options or which are designated as ISOs by the Committee (as defined in Section 2 hereof) at the time of grant. The term "non-qualified stock options" ("NQSOs") means all other Options granted under the Plan. The term "Subsidiary" means any corporation (whether or not in existence at the time the Plan is adopted) which, at the time an Option is granted, is a subsidiary of the Company under the definition of "subsidiary corporation" contained in section 424(f) of the Code or any similar provision hereafter enacted.


                           SECTION 2
                        Administration

The Plan should be administered by the Company's Compensation Committee ("Committee"), which shall consist of not less than two (2) directors of the Company who are not employees of the Company, who meet all of the other qualifications set forth in this paragraph, and who shall be appointed by, and shall serve at the pleasure of, the Company's Board of Directors ("Board"). Each member of such Committee, while serving as such, shall be deemed to be acting in his or her capacity as a director of the Company. Except for grants under the 1988 Non-Qualified Stock Option Plan for Non-Officer Directors, as amended, and except as otherwise permitted under section 16(b) of the Securities Exchange Act of 1934 ("Exchange Act") and the rules and regulations thereunder, no member of the Committee shall have been granted Options pursuant to the Plan or options or equity securities (within the meaning of Rule 16a-1(d) under the Exchange Act) pursuant to any other plan of the Company or of any of its affiliates, as defined in or under the Exchange Act, at any time during the period commencing with the date which is one year prior to the date the member's service on the Committee began and ending on the date which is one day after the date on which the member's service on the Committee ceased. Each member of the Committee shall also be an "outside director" within the meaning of Proposed Treasury Regulation Sec. 1.162-27(e)(3), or any successor thereto, under the Code.

The Committee shall have full and final authority in its absolute discretion, subject to the terms of the Plan, to select the persons to be granted ISOs and NQSOs under the Plan, to grant Options on behalf of the Company, and to set the date of grant and the other terms of such Options. The Committee may correct any defect, supply any omission and reconcile any inconsistency in the Plan and in any Option granted hereunder in the manner and to the extent it shall deem desirable. The Committee also shall have the authority to establish such rules and regulations, not inconsistent with the provisions of the Plan, for the proper administration of the Plan, and to amend, modify or rescind any such rules and regulations, and to make such determinations and interpretations under, or in connection with, the Plan, as it deems necessary or advisable. All such rules, regulations, determinations and interpretations shall be binding and conclusive upon the Company, its shareholders and all officers and employees and former officers and employees, and upon their respective legal representatives, beneficiaries, successors and assigns and upon all other persons claiming under or through any of them.

No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted hereunder.


                           SECTION 3
                          Eligibility

The class of employees who shall be eligible to receive Options under the Plan shall be the Key Employees (including any directors who also are Key Employees) of the Company and/or of a Subsidiary. A "Key Employee" is an officer or other employee who occupies a responsible executive, professional, managerial or administrative position and who the Committee believes has the capacity to contribute to the long-term success of the Company and its Subsidiaries. More than one Option may be granted to a Key Employee under the Plan.


                            SECTION 4
                              Stock

The number of shares of common stock of the Company, no par value ("Common Shares"), that may be subject to Options under the Plan shall be 850,000 shares, subject to adjustment as hereinafter provided. Shares issuable under the Plan may be authorized but unissued shares or reacquired shares, as the Company may determine from time to time. Any Common Shares subject to an Option which expires or otherwise terminates for any reason whatever (including, without limitation, the Key Employee's surrender thereof) without having been exercised shall continue to be available for the granting of Options under the Plan.

Notwithstanding anything in this Plan to the contrary, no Key

Employee shall receive Options for more than 300,000 Common Shares under the Plan. If an Option is cancelled, the Common Shares covered by the cancelled Option shall be counted against such maximum number of shares for which Options may be granted to a single Key Employee. If the exercise price of an Option is reduced after the date of grant, the transaction shall be treated as a cancellation of the original Option and the grant of a new Option for purposes of counting the maximum number of shares for which Options may be granted to a single Key Employee.


                           SECTION 5
                          Annual Limit

  (a) ISOs. The aggregate Fair Market Value (determined as of the date the ISO is granted) of the Common Shares with respect to which ISOs become exercisable for the first time by a Key Employee during any calendar year (under this Plan and any other ISO plan of the Company or any parent corporation (within the meaning of section 424(e) of the Code ("Parent")) or Subsidiary) shall not exceed $100,000. The term "Fair Market Value" shall mean the value of the Common Shares arrived at by a good faith determination of the Committee and shall be:

    (1) The quoted closing price, if there is a market for and there are sales of Common Shares on a registered securities exchange or in an over the counter market, on the date specified;

    (2) The weighted average of the quoted closing prices on the nearest date before and the nearest date after the specified date, if there are no sales of Common Shares on the specified date but there are such sales on dates within a reasonable period both before and after the specified date;

    (3) The mean between the bid and asked prices, as reported by the National Quotation Bureau on the specified date, if actual sales are not available during a reasonable period beginning before and ending after the specified date; or

    (4) Such other method of determining Fair Market Value as shall be authorized by the Code, or the rules or regulations thereunder, and adopted by the Committee.

    (5) Where the Fair Market Value of Common Shares is determined under (2) above, the average of the closing prices on the nearest sales date before and the nearest date after the specified date shall be weighted inversely by the respective numbers of trading days between the dates of reported sales and the specified date (i.e., the valuation date), in accordance with Treasury Regulation Sec. 20.2031-2(b)(1), or any successor thereto, under the Code.

  (b) Options Over Annual Limit. If an Option intended as an ISO is granted to a Key Employee and such Option may not be treated in whole or in part as an ISO pursuant to the limitation in (a) above, such Option shall be treated as an ISO to the extent it may be so treated under such limitation and as a NQSO as to the remainder. For purposes of determining whether an ISO would cause such limitation to be exceeded, ISOs shall be taken into account in the order granted.

  (c) NQSOs. The annual limit set forth above for ISOs shall not apply to NQSOs.


                            SECTION 6
                             Options

  (a) Granting of Options. From time to time until the expiration or earlier suspension or discontinuance of the Plan, the Committee may, on behalf of the Company, grant to Key Employees under the Plan such Options as it determines are warranted, subject to the limitations of the Plan; provided, however, that grants of ISOs and NQSOs shall be separate and not in tandem (i.e., a Key Employee's exercise of an ISO shall not affect his or her right to exercise an NQSO, and vice versa). The granting of an Option under the Plan shall not be deemed either to entitle the Key Employee to, or to disqualify the Key Employee from, any participation in any other grant of Options under the Plan. In making any determination as to whether a Key Employee shall be granted an Option and as to the number of shares to be covered by such Option, the Committee shall take into account the duties of the Key Employee, the Committee's views as to his or her present and potential contributions to the success of the Company or a Subsidiary, and such other factors as the Committee shall deem relevant in accomplishing the purposes of the Plan. Moreover, the Committee may determine that the Grant Letter (as defined below) shall provide that said Option may be exercised only if certain conditions, as determined by the Committee, are fulfilled.

    (b) Terms and Conditions of Options. The Options granted pursuant to the Plan shall specify whether they are ISOs or NQSOs; however, if the Option is not designated in the Grant Letter as an ISO or NQSO, the Option shall constitute an ISO if it complies with the terms of section 422 of the Code, and otherwise, it shall constitute an NQSO. In addition, the Options granted pursuant to the Plan shall include expressly or by reference the following terms and conditions, as well as such other provisions not inconsistent with the provisions of this Plan as the Committee shall deem desirable, and for ISOs granted under this Plan, the provisions of section 422(b) of the Code:

    (1) Number of Shares. A statement of the number of Common Shares to which the Option pertains.

    (2) Price. A statement of the Option exercise price, which shall be determined and fixed by the Committee in its discretion at the time of grant, but shall not be less than 100% (110% in the case of an ISO granted to a more than 10% shareholder as provided in Subsection (9) below) of the Fair Market Value of the optioned Common Shares on the date the Option is granted.

    (3)  Term.

      (A) ISOs. Subject to earlier termination as provided in Subsections (5), (6) and (7) below, the term of each ISO shall be not more than 10 years (5 years in the case of a more than 10% shareholder as provided in (9) below) from the date of grant.

      (B) NQSOs. Subject to earlier termination as provided in Sub-sections (5), (6) and (7) below, the term of each NQSO shall be not more than 10 years from the date of grant.

    (4)  Exercise.

      (A) General. Options shall be exercisable in such installments and on such dates, commencing not less than 12 months from the date of grant, as the Committee may specify, provided that:

        (i) In the case of new Options granted to a Key Employee in replacement for options (whether granted under this Plan or otherwise) held by the Key Employee, the new Options may be made exercisable, if so determined by the Committee, in its discretion, at the earliest date the replaced options were exercisable; and

        (ii) The Committee may accelerate the exercise date of any outstanding Options in its discretion, if it deems such acceleration to be desirable.

Any Common Shares the right to the purchase of which has accrued under an Option may be purchased at any time up to the expiration or termination of the Option. Exercisable Options may be exercised, in whole or in part, from time to time by giving written notice of exercise to the Company at its principal office, specifying the number of Common Shares to be purchased and accompanied by payment in full of the aggregate Option exercise price for such shares. Options may not be exercised in installments of less than 25 shares, unless such Option is exhausted upon its exercise. Only full shares shall be issued under the Plan, and any fractional share which might otherwise be issuable upon the exercise of an Option granted hereunder shall be forfeited.

      (B)  Manner of Payment. The Option price shall be payable:

        (i)  In cash or its equivalent;

        (ii) In the case of an ISO, if the Committee, in its discretion, causes the Grant Letter so to provide and in the case of an NQSO if the Committee, in its discretion, so determines at or prior to the time of exercise, in Common Shares previously acquired by the Key Employee, provided that if such shares were acquired through the exercise of an ISO granted under this Plan or any other plan of the Company and are used to pay the Option exercise price of an ISO, such shares have been held by the Key Employee for a period of not less than the holding period described in section 422(a)(1) of the Code on the date of exercise, or if such Common Shares were acquired through exercise of an NQSO or ISO granted under this Plan or any other plan of the Company and are used to pay the Option exercise price of an NQSO, such shares have been held by the Key Employee for a period of more than 12 months on the date of exercise; or

        (iii) In the discretion of the Committee, in any combination of (i) and (ii) above.

In the event such Option exercise price is paid, in whole or in part, with Common Shares, the portion of the Option exercise price so paid shall equal the Fair Market Value on the date of exercise of the Option of the Common Shares surrendered in payment of such Option exercise price.

    (5) Termination of Employment. If a Key Employee's employment by the Company (and Subsidiaries) is terminated by either party prior to the expiration date fixed for his or her Option for any reason other than death, disability, or Cause (as hereinafter defined), such Option may be exercised, to the extent of the number of shares with respect to which the Key Employee could have exercised it on the date of such termination, or to any greater extent permitted by the Committee, by the Key Employee at any time prior to the earlier of:

      (A)  The expiration date specified in such Option; or

      (B) Three months after the date of such termination of employment.

If a Key Employee's employment by the Company (and Subsidiaries) is terminated for Cause, all Options held by the Key Employee shall terminate concurrently with receipt by the Optionee of oral or written notice that his or her employment has been terminated. For purposes of this Plan, termination for Cause shall include termination by reason of any dishonest or illegal act, or any willful refusal or failure to perform duties properly assigned.

    (6) Exercise upon Disability of Key Employee. If a Key Employee shall become disabled (within the meaning of section 22(e)(3) of the Code) during his or her employment and, prior to the expiration date fixed for his or her Option, his or her employment is terminated as a consequence of such disability, such Option may be exercised, to the extent of the number of shares with respect to which the Key Employee could have exercised it on the date of such termination, or to any greater extent permitted by the Committee, by the Key Employee at any time prior to the earlier of:

      (A)  The expiration date specified in such Option; or

      (B)  One year after the date of such termination of employment.

In the event of the Key Employee's legal disability, such Option may be so exercised by the Key Employee's legal representative.

    (7) Exercise upon Death of Key Employee. If a Key Employee shall die during his or her employment and prior to the expiration date fixed for his or her Option, or if a Key Employee whose employment is terminated for any reason shall die following his or her termination of employment but prior to the earliest of:

      (A)  The expiration date fixed for his or her Option;

      (B)  The expiration of the period determined under Subsections
(5) and (6) above; or

      (C) In the case of an ISO, three (3) months following termination of employment; his or her Option may be exercised, to the extent of the number of shares with respect to which the Key Employee could have exercised it on the date of his or her death, or to any greater extent permitted by the Committee, by the Key Employee's estate, personal representative or beneficiary who acquired the right to exercise such Option by bequest or inheritance or by reason of the death of the Key Employee, at any time prior to the earlier of:

        (i)  The expiration date specified in such Option; or

        (ii)  One year after the date of death.

    (8) Rights as a Shareholder. A Key Employee shall have no rights as a shareholder with respect to any shares covered by his or her Option until the issuance of a stock certificate to him or her for such shares.

    (9) Ten Percent Shareholder. If the Key Employee owns more than 10% of the total combined voting power of all shares of stock of the Company or of a Subsidiary or Parent at the time an ISO is granted to such Key Employee, the Option exercise price for the ISO shall be not less than 110% of the Fair Market Value of the optioned Common Shares on the date the ISO is granted, and such ISO, by its terms, shall not be exercisable after the expiration of five years after the date the ISO is granted. The conditions set forth in this Subsection (9) shall not apply to NQSOs.

  (c) Grant Letters. Options granted under the Plan shall be evidenced by written documents ("Grant Letters") in such form as the Committee shall, from time to time, approve, which Grant Letters shall contain such provisions, not inconsistent with the provisions of the Plan, for NQSOs granted pursuant to the Plan, and such conditions, not inconsistent with section 422(b) of the Code or the provisions of the Plan, for ISOs granted pursuant to the Plan, as the Committee shall deem advisable, and which Grant Letters shall specify whether the Option is an ISO or NQSO; provided, however, if the Option is not designated in the Grant Letter as an ISO or NQSO, the Option shall constitute an ISO if it complies with the terms of section 422 of the Code, and otherwise, it shall constitute an NQSO. Each Key Employee shall be bound by the terms of the Grant Letter.


                            SECTION 7

                       Capital Adjustments

The number of shares which may be issued under the Plan, the maximum number of shares with respect to which Options may be granted to any Key Employee under the Plan, both as stated in Section 4 hereof, and the number of shares issuable upon exercise of outstanding Options under the Plan (as well as the Option exercise price per share under such outstanding Options) shall, subject to the provisions of section 424(a) of the Code, be adjusted, as may be deemed appropriate by the Committee, to reflect any stock dividend, stock split, share combination, or similar change in the capitalization of the Company.

In the event of a corporate transaction (as that term is described in section 424(a) of the Code and the Treasury Regulations issued thereunder as, for example, a merger, consolidation, acquisition of property or stock, separation, reorganization, or liquidation), each outstanding Option shall be assumed by the surviving or successor corporation; provided, however, that, in the event of a proposed corporate transaction, the Committee may terminate all or a portion of the outstanding Options if it determines that such termination is in the best interests of the Company. If the Committee decides to terminate outstanding Options, the Committee shall give each Key Employee holding an Option to be terminated not less than ten days' notice prior to any such termination by reason of such a corporate transaction, and any such Option which is to be so terminated shall become fully exercisable and may be exercised up to, and including the date immediately preceding such termination.

The Committee also may, in its discretion, change the terms of any outstanding Option to reflect any such corporate transaction, provided that, in the case of ISOs which are to remain ISOs, such change is excluded from the definition of a "modification" under section 424(h) of the Code unless the Option holder consents to such change.


                            SECTION 8
                       Change in Control

All Options shall become fully vested and exercisable upon a Change in Control of the Company. "Change in Control" shall mean any of the following events:

  (a) An acquisition (other than directly from the Company of any voting securities of the Company ("Voting Securities") by any "Person" (as such term is used for purposes of section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of 50% or more of the combined voting power of all then outstanding Voting Securities, provided, however, that any such acquisition approved by two-thirds of the Incumbent Board (as hereinafter defined) shall not be deemed to be a Change in Control;

  (b) The individuals who, as of December 13, 1994, are members of the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least two-thirds of the Board of Directors; provided, however, that if the election, or nomination for election by the shareholders, of any new director was approved by a vote of at least two-thirds of the members of the Board of Directors who constitute Incumbent Board members, such new directors shall for all purposes be considered as members of the Incumbent Board as of December 13, 1994; provided further, however, that no individual shall be considered a member of the

Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest;

  (c) Approval by shareholders of the Company of (1) a merger or consolidation involving the Company if the shareholders of the Company immediately before such merger or consolidation do not own, directly or indirectly, immediately following such merger or consolidation more than 50% of the combined voting power of the outstanding Voting Securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the Voting Securities immediately before such merger or consolidation or (2) a complete liquidation or dissolution of the Company or an agreement for the sale or other disposition of all or substantially all of the assets of the Company; or

  (d) Acceptance of shareholders of the Company of shares in a share exchange if the shareholders of the Company immediately before such share exchange do not own, directly or indirectly, immediately following such share exchange more than 50% of the combined voting power of the outstanding Voting Securities of the corporation resulting from such share exchange in substantially the same proportion as their ownership of the Voting Securities outstanding immediately before such share exchange.


                            SECTION 9
             Amendment or Discontinuance of the Plan

At any time and from time to time, the Board may suspend or terminate the Plan or amend it, and the Committee may amend any outstanding Options, in any respect whatsoever, except that the following amendments shall require the approval by the affirmative votes of holders of at least a majority of the shares present, or represented, and entitled to vote at a duly held meeting of shareholders of the
Company:

  (a)  Any amendment which would:

    (1) Materially increase the benefits accruing to directors and officers, within the meaning of Rule 16a-1(f) under the Exchange Act (hereinafter referred to as "Officers"), under the Plan;

    (2) Materially increase the number of Common Shares which may be issued to directors and Officers under the Plan; or

    (3) Materially modify the requirements as to eligibility for directors and Officers to participate in the Plan;

  (b)  With respect to ISOs, any amendment which would:

    (1) Change the class of employees eligible to participate in the Plan;

    (2) Except as permitted under Section 7 hereof, increase the maximum number of Common Shares with respect to which ISOs may be granted under the Plan; or

    (3) Extend the duration of the Plan under Section 10 hereof with respect to any ISOs granted hereunder; and

  (c) Any amendment which would require shareholder approval pursuant to Proposed Treasury Regulation Sec. 1.162-27(e)(4)(vi), or any successor thereto.

Notwithstanding the foregoing, no such suspension, discontinuance or amendment shall materially impair the rights of any holder of an outstanding Option without the consent of such holder.


                           SECTION 10
                       Termination of Plan

Unless earlier terminated as provided in the Plan, the Plan and all authority granted hereunder shall terminate absolutely at 12:00 midnight on December 12, 2004, which date is within ten years after the date the Plan was adopted by the Board, and no Options hereunder shall be granted thereafter. Nothing contained in this Section 10, however, shall terminate or affect the continued existence of rights created under Options issued hereunder and outstanding on December 12, 2004 which by their terms extend beyond such date.


                           SECTION 11
                      Shareholder Approval

This Plan shall become effective on December 13, 1994 (the date the Plan was adopted by the Board); provided, however, that if the Plan is not approved by the affirmative vote of the holders of at least a majority of the shares present, or represented, and entitled to vote at a duly held meeting of the shareholders of the Company, within 12 months after said date, the Plan and all Options granted hereunder shall be null and void and no additional Options shall be granted hereunder.


                           SECTION 12
                         Miscellaneous

  (a) Governing Law. The Plan and the Grant Letters entered into, and the Options granted thereunder, shall be governed by the applicable Code provisions to the maximum extent possible. Otherwise, the operation of, and the rights of Key Employees under, the Plan, the Grant Letters, and the Options shall be governed by applicable federal law and otherwise by the laws of the Commonwealth of Pennsylvania.

  (b) Rights. Neither the adoption of the Plan nor any action of the Board or the Committee shall be deemed to give any individual any right to be granted an Option, or any other right hereunder, unless and until the Committee shall have granted such individual an Option, and then his or her rights shall be only such as are provided by the Plan and the Grant Letter.

Any Option under the Plan shall not entitle the holder thereof to any rights as a shareholder of the Company prior to the exercise of such Option and the issuance of the shares pursuant thereto. Further, notwithstanding any provisions of the Plan or any Grant Letter with a Key Employee, the Company shall have the right, in its discretion, to retire a Key Employee at any time pursuant to its retirement rules or otherwise to terminate his or her employment at any time for any reason whatsoever.

  (c) No Obligation to Exercise Option. The granting of an Option shall impose no obligation upon a Key Employee to exercise such Option.

  (d) Non-Transferability. No Option shall be assignable or transferable by the Key Employee otherwise than by will or by the laws of descent and distribution, and during the lifetime of the Key Employee, any Options shall be exercisable only by him or her or by his or her guardian or legal representative. If a Key Employee is married at the time of exercise of an Option and if the Key Employee so requests at the time of exercise, the certificate or certificates issued shall be registered in the name of the Key Employee and the Key Employee's spouse, jointly, with right of survivorship.

  (e) Withholding and Use of Shares to Satisfy Tax Obligations. The obligation of the Company to deliver Common Shares to a Key Employee pursuant to any Option under the Plan shall be subject to applicable federal, state and local tax withholding requirements.

In order to satisfy the withholding requirements of applicable federal tax laws, the Committee, in its discretion (and subject to such withholding rules ("Withholding Rules") as shall be adopted by the Committee), may permit the Key Employee to satisfy the minimum required federal withholding tax, in whole or in part, by electing to have the Company withhold (or by returning to the Company) Common Shares, which shares shall be valued, for this purpose, at their Fair Market Value on the date of exercise of the Option (or if later, the date on which the Key Employee recognizes ordinary income with respect to such exercise) ("Determination Date"). An election to use Common Shares to satisfy tax withholding requirements must be made in compliance with and subject to the Withholding Rules. The Company may not withhold shares in excess of the number necessary to satisfy the minimum required federal income tax withholding requirements. In the event Common Shares acquired under the exercise of an ISO, granted under this Plan or any other plan of the Company, are used to satisfy such withholding requirement, such Common Shares must have been held by the Key Employee for a period of not less than the holding period described in section 422(a)(1) of the Code on the Determination Date, or if such Common Shares were acquired through exercise of an NQSO, granted under the Plan or any other plan of the Company, such option must have been granted to the Key Employee at least six (6) months prior to the Determination Date.

  (f) Listing and Registration of Shares. Each Option shall be subject to the requirement that, if at any time the Committee shall determine, in its discretion, that the listing, registration or qualification of the shares covered thereby upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such Option or the purchase or vesting of shares thereunder, or that action by the Company or by the Key Employee should be taken in order to obtain an exemption from any such requirement, no such Option may be exercised, in whole or in part, unless and until such listing, registration, qualification, consent, approval, or action shall have been effected, obtained, or taken under conditions acceptable to the Committee. Without limiting the generality of the foregoing, each Key Employee or his or her legal representative or beneficiary may also be required to give satisfactory assurance that shares purchased upon exercise of an Option are being purchased for investment and not with a view to distribution, and certificates representing such shares may be legended accordingly.

IN WITNESS WHEREOF, KULICKE AND SOFFA INDUSTRIES, INC. has caused these presents to be duly executed, under seal, as of the ______ day of ________________, 1994.


[SEAL]                        KULICKE AND SOFFA INDUSTRIES, INC.




Attest:  ___________________       By:__________________________
         Assistant Secretary                           President

                                                       EXHIBIT 10(ix)

















                  Kulicke & Soffa Industries Inc.

            1995 Executive Incentive Compensation Plan

                            12/13/94

                            SECTION 1
                             PURPOSE

Kulicke & Soffa Industries Inc. (the "Company") has established this Executive Incentive Compensation Plan (the "Plan") in order to make a significant portion of the total cash compensation for certain of the Company's key executives depend upon the attainment of Performance Objectives. The Company believes that by providing compensation based on the attainment of specified objectives, the Plan will serve as an effective means of attracting and retaining key executives and motivating and rewarding executives.

                            SECTION 2
                           DEFINITIONS

  (a) Applicable Multiplier. The multiplier shown in the table below opposite the percentage of Performance Objective actually achieved for the Plan Year, using linear interpolation between percentages and between multipliers:

      Percentage of Performance
         Objective Achieved        Multiplier

            150% or more               1.4
            140%                       1.3
            130%                       1.2
            115%                       1.1
            110%                       1.0
             75%                       0.5
             50% or below              0.0


  (b)  Board.  The Company's Board of Directors.

  (c) Committee. The Compensation Committee of the Board, as constituted from time to time.

  (d) Operating Profits. The net income of the Company for a Plan Year, determined in accordance with generally accepted accounting principles as applied by the Company from time to time, plus any deductions for interest, taxes on income and extraordinary and non-operating items of expense deducted in computing net income and less any items of interest income and extraordinary and non-operating items of income included in computing net income. In computing Operating Profits, the results of operations of any business acquired or established during the Plan Year shall be excluded unless otherwise determined by the Committee in connection with establishing the Performance Objectives for the Plan Year. The Committee shall in its sole discretion determine whether any items constitute non-operating items of expense or income for purposes of calculating Operating Profits.

  (e) Plan Year. The fiscal year of the Company, as in effect from time to time.

  (f) Return on Operating Assets. The net income of the Company (or a designated unit within the Company) for a Plan Year, determined in accordance with generally accepted accounting principles as applied by the Company from time to time, divided by the average total month-end assets (exclusive of cash and investments) of the Company (or such unit) for the Plan Year and the day immediately prior to the commencement of the Plan Year. In computing Return on Operating Assets, the assets of any business acquired and the proceeds of (and any interest earned or paid on) any securities or debt issued by the Company during the Plan Year shall be excluded unless otherwise determined by the Committee in connection with establishing the Performance Objectives for the Plan Year.

                            SECTION 3
                         OPERATION OF PLAN

  (a) Prior to, or as promptly as possible after, the beginning of each Plan Year, the Committee shall:

    i) determine, based on position, the key executives of the Company who shall be Participants in the Plan for the Plan Year;

    ii) establish a Target Total Compensation for each Participant for the Plan Year, based on marketplace data;

    iii) determine the degree to which each Participant's compensation will be leveraged against performance;

    iv) establish an Incentive Component for each Participant, expressed as an Incentive Percentage of Base Salary, according to the degree to which that executive's compensation is to be leveraged;

    v) determine a Base Salary for each Participant by subtracting from that Participant's Target Total Compensation the Incentive
Component established pursuant to paragraph (iv) above;

    vi) establish Performance Objectives for each Participant for the Plan Year. Such objectives may consist of one or more of Operating Profit Objectives, Return on Operating Asset Objectives, Objectives based on individual business unit performance, Objectives based on individual Participant performance and such other Objective or Objectives as the Committee may specify; and

    vii) establish for each Performance Objective for each Participant for the Plan Year the Applicable Percentage of the total Incentive Component for that Participant allocable to that Performance Objective; such Applicable Percentages shall aggregate 100%.

  (b) When financial statements become available following the end of the Plan Year, the Committee shall cause to be made such calculations of Operating Profits, Return on Operating Assets and other relevant data as it deems appropriate for the Plan Year and shall make the final determination of Operating Profits, Return on Operating Assets and other data for such year for purposes of the Plan. Based on such determinations, the Incentive Payment for each Participant for such Plan Year shall be calculated by multiplying each Participant's Base Salary by the Incentive

Percentage of Base Salary established for such Participant pursuant to
Section 3(a)(iv) and by multiplying such product by the sum of the products of each Applicable Percentage and Applicable Multiplier. For example, if a Participant's total Incentive Percentage of Base Salary is 45%, if the Applicable Percentages of his or her total Incentive Component are Operating Profits: 40%, Return on Operating Assets: 40% and individual Objectives: 20%, and if the Applicable Multiplier of Operating Profits is 1.25, the Applicable Multiplier of Return on Operating Assets is 1.10, and the Applicable Multiplier of individual Objectives is 1.0, the Participant's Incentive Payment shall be calculated as follows: [Base Salary] times [0.45] times [[0.40][1.25] plus [0.40][1.1] plus [0.20][1.0]] = Base Salary times 0.45 times
1.14 = 51.3% of Base Salary. The Committee may, in its sole discretion, increase the aggregate Incentive Payments so determined for all Participants by up to 10% and allocate such increase among some or all of the Participants in its sole discretion.

  (c) Following each Plan Year, the Chief Executive Officer shall assess, or shall cause such officers or employees as he or she designates to assess, and review with each Participant (other than the Chief Executive Officer) whose Performance Objectives include individual Objectives, the Participant's individual performance during the Plan Year and report to the Committee the degree of attainment of such individual Objectives.

  (d) Incentive Payments calculated as set forth in Section 3(b) shall be made at such time as is determined by the Committee but in any event within 90 days following the first Board meeting after financial statements become available following the end of the Plan Year.

                            SECTION 4
                          PARTICIPATION

Section 3(a) of the Plan provides for the selection by the Committee on an annual basis of Participants in the Plan. The Committee may, in addition, from time to time during a Plan Year designate, by name and/or job title, additional officers or employees as Participants in the Plan for the current Plan Year.

Designation by the Committee as a Participant in the Plan for any Plan Year shall not bestow upon the Participant any right to continued employment with the Company.

                            SECTION 5
                    TERMINATION OF EMPLOYMENT

Except as provided in the immediately following sentence, no payment under the Plan shall be made to any person who is not actively employed by the Company at the time payments are made under Section 3(d), regardless of whether or not the individual continues to receive compensation from the Company in accordance with any type of termination arrangement. At the discretion of the Committee, a payment or a reduced payment under the Plan may be made to a former Participant who has died or retired, become disabled or otherwise has voluntarily left the employment of the Company with the consent of the Chief Executive Officer prior to the payment. A payment which the Committee has determined to make on behalf of a deceased Participant shall be delivered to his or her legal representative or to such other person or persons as the Committee may determine.

                            SECTION 6
                         ADMINISTRATION

The Plan shall be administered by the Committee, which shall interpret and effectuate the provisions of the Plan and resolve all disputes concerning the Plan. All actions of the Committee in connection with the Plan and all decisions of the Committee with respect to questions arising as to the interpretation or operation of the Plan shall be final and binding on all persons. In no event may a member of the Committee be a Participant while he or she is a member of the Committee.

                            SECTION 7
                          MISCELLANEOUS

  (a) Assignability. No Participant may sell, assign, transfer, pledge or encumber any expectation of or right to a payment under the Plan, and any attempt to do so shall be void.

  (b) No Segregation of Assets. Payments under the Plan shall be made, if at all, out of the general assets of the Company, and the Plan shall not be construed to require the Company to segregate any monies or to create any trusts or to make any special deposits in connection with any payment made under the Plan.

  (c)  Incentive Payments Not Part of Base Salaries.  Incentive
Payments under the Plan shall not be considered as part of the Participants' base salaries and shall not be used in the calculation of any other pay, allowance or benefit that uses solely base salary to determine the level and or amount of the benefit.

  (d) Gender. The masculine gender as used herein shall include the feminine and terms used in the singular shall include the plural, and vice versa, as appropriate.

  (e) Governing Law. The validity, construction and performance of the Plan shall be governed by the laws of the Commonwealth of Pennsylvania.

  (f) No Personal Liability. Anything in the Plan to the contrary notwithstanding, the Plan shall not be construed to confer upon any Participant or other person any claim against any director or officer of the Company, the Board, the Committee or any member of the Board or Committee for any amount payable under the Plan.

  (g) Nonexclusivity. The Plan is not intended to and shall not preclude the Board or Committee from adopting or continuing such additional compensation arrangements for Participants or other employees as it deems desirable, including but not limited to any thrift, savings, investment, stock purchase, stock option, profit sharing, pension, retirement, insurance or other incentive plans.

  (h) Claims Procedure. In the event of a claim of a denial or limitation of any benefit under the Plan, any Participant may file a written claim for a benefit under the Plan with the Committee in care of the Chief Executive Officer. Any such claim with respect to a Plan Year must be filed, if at all, within 60 days after the making of the payment to Participants for such Plan Year pursuant to Section 3 of the Plan. The Committee shall act on such claim within 90 days after receipt thereof and shall promptly notify the Participant of its decision. If the Committee denies a claim in whole or in part, it shall specify in such notice the reasons for the denial of the claim, citing pertinent provisions of the Plan. The Participant shall have 60 days from the time of receipt of the notice of the Committee's denial, in whole or in part, of any claim to submit such additional material to the Committee as the Participant deems relevant and to request the Committee to reconsider its decision. The Committee shall notify the Participant of its decision on reconsideration within 60 days after receipt of the request for reconsideration. If the Committee does not render decisions within the time periods specified in this paragraph, the committee shall be deemed to have denied the claim in the first instance or upon reconsideration, as the case may be. Pursuant to Section 6 of the Plan, all decisions of the Committee shall be final and binding.

                           SECTION 8
                           AMENDMENTS

The Board may, at any time and from time to time, amend, suspend or terminate in whole or in part, and if suspended or terminated may reinstate, any or all of the provisions of the Plan.

                                                            EXHIBIT 21

                 SUBSIDIARIES OF THE COMPANY




                                           Jurisdiction of
Name                                       Incorporation
- - -------------------------------            ---------------

Kulicke and Soffa AG                       Switzerland

Kulicke and Soffa (Europe) Ltd.            England

Kulicke and Soffa (Asia) Ltd.              Hong Kong

Kulicke and Soffa (Japan) Ltd.             Japan and Delaware

Kulicke and Soffa (Israel) Ltd.            Israel

Kulicke and Soffa Investments, Inc.        Delaware

Micro Swiss Ltd.                           Israel

Kulicke and Soffa Leasing, Inc.            Delaware

Kulicke & Soffa Singapore Inc.             Delaware

                                                       EXHIBIT 23(i)




               CONSENT OF INDEPENDENT ACCOUNTANTS





We hereby consent to the incorporation by reference in the

Prospectuses constituting part of the Registration Statements on Form

S-8 (Nos. 2-68488, 33-12453, 33-13577, 33-30884 and 33-39265) of

Kulicke and Soffa Industries, Inc. of our report dated November 15,

1994 appearing on page F-1 of this Annual Report on Form 10-K.





 /s/ PRICE WATERHOUSE LLP
Philadelphia, Pennsylvania
December 21, 1994

                                                      EXHIBIT 23(ii)


               CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the

Prospectuses constituting part of the Registration Statements on Form

S-8 (Nos. 2-68488, 33-12453, 33-13577, 33-30884, and 33-39265) of

Kulicke and Soffa Industries, Inc. of our report dated November 3,

1994 appearing on page F-2 of this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report on the

Financial Statement Schedules.



 /s/ LUBOSHITZ, KASIERER & CO.

Certified Public Accountants (Israel)
Haifa, Israel

December 21, 1994