Form 10-Q
period 1994-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 1995-02-14
CIK 56978

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended DECEMBER 31, 1994.

                                  OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________.


Commission File No.  0-121


                  KULICKE AND SOFFA INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)



PENNSYLVANIA                                              23-1498399
(State or other jurisdiction                           (IRS Employer
of incorporation)                                 Identification No.)


2101 BLAIR MILL ROAD, WILLOW GROVE, PENNSYLVANIA              19090
(Address of principal executive offices)                   (Zip code)


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

As of February 6, 1995, there were 8,282,948 shares of the Registrant's Common Stock, Without Par Value outstanding.

                  KULICKE AND SOFFA INDUSTRIES, INC.

                   FORM 10 - Q   DECEMBER 31, 1994

                                INDEX




                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet -
           December 31, 1994 and September 30, 1994                3

          Consolidated Statement of Operations -
           Three Months Ended December 31, 1994 and 1993           4

          Consolidated Condensed Statement of Cash Flows -
           Three Months Ended December 31, 1994 and 1993           5

          Notes to Consolidated Financial Statements               6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  7 - 9


PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K                      10

Signatures                                                        11

             KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)


                                                  December 31,  September 30,
                                                     1994           1994
                                                   ---------     ---------
                                    ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                          $ 13,407      $  8,754
 Short-term investments                                7,724        12,933
 Accounts and notes receivable, net                   42,808        40,258
 Inventories, net                                     32,174        27,218
 Prepaid expenses and other current assets             2,477         2,427
                                                     -------        ------
   TOTAL CURRENT ASSETS                               98,590        91,590

 Investments in debt securities held-to-maturity       4,772         5,310
 Property, plant and equipment, net                   21,035        20,562
 Other assets, including goodwill                      3,700         3,736
                                                     -------       -------
   TOTAL ASSETS                                     $128,097      $121,198
                                                     =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Debt due within one year                           $     60      $     60
 Accounts payable to suppliers and others             20,458        19,956
 Accrued expenses                                     10,082         8,300
 Estimated income taxes payable                        2,365         1,815
                                                     -------       -------
   TOTAL CURRENT LIABILITIES                          32,965        30,131

 Long-term debt, less current portion                 26,459        26,474
 Deferred income taxes                                   667           642
 Other liabilities                                       817           717
                                                     -------       -------
   TOTAL LIABILITIES                                  60,908        57,964

 Commitments and contingencies                            --            --

 SHAREHOLDERS' EQUITY:
 Common stock, without par value                      18,032        17,839
 Retained earnings                                    50,140        46,416
 Cumulative translation adjustment                      (870)         (841)
 Unrealized loss on investments, net of tax             (113)         (180)
                                                     -------       -------
   TOTAL SHAREHOLDERS' EQUITY                         67,189        63,234
                                                     -------       -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $128,097      $121,198
                                                     =======       =======

 The accompanying notes are an integral part of these consolidated financial statements.

              KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)




                                             Three months ended December 31,
                                                   1994            1993
                                                 --------        --------
 Net sales                                        $51,459         $38,259


 Costs and expenses:
  Cost of goods sold                               29,414          21,788
  Selling, general and
   administrative                                  10,655           8,457
  Research and development, net                     6,160           5,060
                                                   ------          ------
 Total costs and expenses                          46,229          35,305
                                                   ------          ------
 Income from operations                             5,230           2,954

 Interest income                                      342             306
 Interest expense                                    (539)           (546)
                                                   ------          ------
 Income before income taxes                         5,033           2,714
 Provision for income taxes                         1,309             407
                                                   ------          ------
 Net income                                       $ 3,724         $ 2,307
                                                   ======          ======


 Net income per share:
  Primary                                           $0.44           $0.28
                                                     ====            ====
  Fully diluted                                     $0.42           $0.28
                                                     ====            ====
 Weighted average shares outstanding:
  Primary                                           8,414           8,301

  Fully diluted                                     9,671           8,301










 The accompanying notes are an integral part of these consolidated financial statements.

              KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)




                                             Three months ended December 31,
                                                   1994            1993
                                                 -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $ 3,724          $2,307
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                   1,141             902
   Deferred income taxes                              25            (146)
   Changes in other components of working
    capital excluding short-term investments      (4,639)           (109)
   Other changes, net                               (153)            (21)
                                                  ------           -----
Net cash provided by operating activities             98           2,933
                                                  ------           -----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment, net   (1,538)         (1,436)
 Proceeds from sales (purchases) of
  short-term investments, net                      5,915          (3,193)
                                                  ------           -----
Net cash provided (used) by
 investing activities                              4,377          (4,629)
                                                  ------           -----
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options             193             451
 Payments on borrowings                              (15)            (15)
                                                  ------           -----
Net cash provided by financing activities            178             436
                                                  ------           -----
Effect of exchange rate changes on cash                0             (23)
                                                  ------           -----
Change in cash and cash equivalents                4,653          (1,283)

Cash and cash equivalents at beginning of
 period                                            8,754           7,413
                                                  ------           -----
Cash and cash equivalents at end of period       $13,407          $6,130
                                                  ======           =====







The accompanying notes are an integral part of these consolidated financial statements.

          KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (amounts in thousands)
                             (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statement information included herein is unaudited but, in the opinion of management, reflects all adjustments which are necessary for a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

NOTE 2 - INVENTORY

                                      December 31,  September 30,
                                          1994           1994
                                         ------         ------
  Finished goods                        $10,249        $ 7,657
  Work in process                        11,653          8,664
  Raw materials and supplies             16,418         17,533
                                         ------         ------
                                         38,320         33,854
  Inventory reserves                     (6,146)        (6,636)
                                         ------         ------
                                        $32,174        $27,218
                                         ======         ======

NOTE 3 - EARNINGS PER SHARE

For the three month period ended December 31, 1994, fully diluted earnings per share include the dilutive effects of stock options and of shares assumed to be issued upon conversion of the Company's 8% convertible subordinated debentures and the adjustment to net income for the related interest expense and associated tax effect.

          KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's sales largely depend on the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for semiconductors and products using semiconductors. Historically, there have been substantial fluctuations in the amount of capital which semiconductor manufacturers have invested in capital equipment. The Company believes that such fluctuations will continue to characterize the industry in the future. In view of the historical fluctuations in the semiconductor and semiconductor assembly equipment markets, it is inherently difficult to predict demand for semiconductor assembly equipment.

On July 13, 1994, the Company acquired the business and certain assets of Assembly Technologies ("AT"). The acquired assets and results of operations of the AT business are included in the Company's consolidated financial statements from the date of the acquisition.

RESULTS OF OPERATIONS

The Company established a new record for incoming customer orders booked into backlog totaling $56.3 million for the fiscal 1995 first quarter ended December 31, 1994. This compares to $55.1 million of bookings for the fourth quarter of fiscal 1994 and $30.0 million of bookings for the first quarter of fiscal 1994. The record level of activity during fiscal 1995 reflects a continuation of the vigorous demand experienced in the semiconductor assembly equipment industry since the latter half of fiscal 1993 and growing customer acceptance of the 1488 Turbo gold ball wire bonders. In response to the higher demand levels, the Company has added a partial second shift to its wire bonder manufacturing line to meet customer delivery requirements.

At December 31, 1994, backlog totaled $51.6 million compared to $46.8 at September 30, 1994 and $34.0 million at December 31, 1993. Since the timing of deliveries may vary, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Revenues totaled $51.5 million for the first quarter of fiscal 1995, up $1.1 million from the $50.4 million reported for the fourth quarter of fiscal 1994 and up 35% compared to the $38.3 million reported for the same period last year. The increase in revenues in the first quarter of fiscal 1995 compared to the first quarter of 1994 is attributable to higher unit volume of machine sales, primarily of the Company's gold ball wire bonders and the Model 1472 wedge bonder. In addition, sales of die bonder products added through the AT acquisition accounted for approximately $2.0 million of the increase. The volume increase in the first quarter of fiscal 1995 compared to the same quarter last year was offset in part by lower average selling prices on certain of the Company's machines, principally the older Model 1484LXQ.

The cost of goods sold increased to $29.4 million for the first quarter of fiscal 1995 compared to $29.1 million for the fourth quarter of fiscal 1994 and to $21.8 million for the first quarter of fiscal 1994, primarily as a result of the volume increase noted above.

Gross profit margin was 42.8% for the first quarter of fiscal 1995 compared to 42.2% for the fourth quarter of fiscal 1994 and 43.1% for the first quarter of fiscal 1994. The lower gross profit margin in the first quarter of fiscal 1995 compared to the same period last year primarily resulted from lower average selling prices during fiscal 1995 on sales of Model 1484LXQ machines. The gross profit margin improvement over the fourth quarter of fiscal 1994 resulted from the partial shift of ball bonder sales from the older Model 1484 to the Model 1488 Turbo bonders and to more favorable product sales mix.

During the second quarter of fiscal 1995, the Company will complete the changeover from the older Model 1484 gold ball bonders to the
Model 1488 Turbo bonder.   This change should reverse the trend of
declining average selling prices and gross profit margins experienced by the ball bonder product line during fiscal 1994.

Selling, general and administrative ("SG&A") expenses increased to $10.7 million for the first quarter of fiscal 1995 compared to $8.5 million in the same period last year. The higher costs in fiscal 1995 were primarily due to the effect of annual salary increases, higher sales commissions and incentives associated with the higher volume of business, incremental costs to market and support die bonder products following the AT acquisition, increased costs of servicing the larger installed base of customers worldwide and continued investments to upgrade and enhance worldwide computerized information systems. The Company anticipates additional increases in operating costs during fiscal 1995 in order to support the higher volume of business.

Net research and development costs increased to $6.2 million for the quarter ended December 31, 1994 compared to $5.1 million for the quarter ended December 31, 1993. Of the $1.1 million increase, $279,000 resulted from incremental expenditures related to die bonder products added through the AT acquisition. The remainder of the increase consisted primarily of personnel related costs, outside contractors and prototype material costs attributable largely to the Company's development of the next generation machines, including the 8000 Series wire bonders and the Model 6900 automatic die bonder, and enhancements of existing products.

Operating income increased to $5.2 million for the first quarter of fiscal 1995 compared to $3.0 million during the first quarter of fiscal 1994. This improvement is due primarily to the higher revenue level in fiscal 1995, offset in part by the cost increases noted above.

Interest expense, net of interest income, totaled $197,000 for the three months ended December 31, 1994 compared to $240,000 during the same period last year. The change is due primarily to increased investment income resulting from higher investment yields in fiscal 1995.

The provision for income taxes for the three months ended December 31, 1994 is based on the Company's estimated effective tax rate for the year. The increase in the effective rate in fiscal 1995 compared to the fiscal 1994 rate is due primarily to utilization of remaining net operating loss carryforwards in fiscal 1994 and to the estimated amount and geographic distribution of taxable income in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities totaled $98,000 for the three months ended December 31, 1994 compared to $2.9 million for the same period last year. Cash and total investments decreased to $25.9 million at December 31, 1994 from the $27.0 million reported at September 30, 1994. The decline in cash flow from operating activities and the overall decline in cash and total investments was offset by increases in other components of working capital.

At December 31, 1994, working capital totaled $65.6 million compared to $61.5 million at September 30, 1994 and $59.1 million at December 31, 1993. Accounts receivable increased by $2.6 million at December 31, 1994 compared to September 30, 1994 due largely to the high volume of sales in late December 1994. The $5.0 million increase in inventory at December 31, 1994 primarily reflects growth in work in process inventories as the Company ramps up manufacturing activities to satisfy increased customer demand and the effect on finished goods inventory of delayed shipments at the end of the first quarter of fiscal 1995.

Trade accounts payable and accrued expenses increased by approximately $2.3 million at December 31, 1994 compared to September 30, 1994 primarily as a result of increased inventory purchases during the first quarter of fiscal 1995, the accrual of interest on the Company's convertible debt, and increased payroll accruals.

During the quarter ended December 31, 1994, the Company invested approximately $1.5 million in property and equipment, primarily to upgrade capital equipment used in the Company's manufacturing and research and development activities. Proceeds from stock option exercises generated approximately $178,000 in cash during the quarter ended December 31, 1994.

The Company has a $10.0 million unsecured line of credit at 1/4% below the lender's prime rate, which was renewed in January 1995. There were no borrowings under this credit line during the first quarter of fiscal 1995.

The Company believes that, based on its present operating levels, its working capital, internally generated funds and amounts available under its line of credit will be sufficient to meet anticipated cash requirements for operating expenses and capital expenditures throughout the next year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

        (a)    Exhibits

               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8 - K

               There were no reports on Form 8 - K filed for the three month period ended December 31, 1994.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KULICKE AND SOFFA INDUSTRIES, INC.





Date: February 14, 1995       /s/ Clifford G. Sprague
                              ______________________________________
                              Clifford G. Sprague
                               Senior Vice President,
                               Chief Financial Officer and
                               Chief Accounting Officer