Form 10-Q
period 1995-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 1995-05-02
CIK 56978

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  MARCH 31, 1995.
                                       ----------------
                                  OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to          .
                                       ---------    ---------

Commission File No.  0-121
                    -------


                  KULICKE AND SOFFA INDUSTRIES, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                                   23-1498399
- ----------------------------                      -------------------
(State or other jurisdiction                         (IRS Employer
    of incorporation)                             Identification No.)


2101 BLAIR MILL ROAD, WILLOW GROVE, PENNSYLVANIA             19090
- ------------------------------------------------           ----------
(Address of principal executive offices)                   (Zip code)


                           (215) 784-6000
         ----------------------------------------------------
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

As of April 28, 1995, there were 8,924,701 shares of the Registrant's Common Stock, Without Par Value outstanding.

                  KULICKE AND SOFFA INDUSTRIES, INC.

                    FORM 10 - Q   MARCH 31, 1995

                                INDEX




                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS.

          Consolidated Balance Sheet -
           March 31, 1995 and September 30, 1994                   3

          Consolidated Statement of Operations -
           Three and Six Months Ended March 31, 1995
           and 1994                                                4

          Consolidated Condensed Statement of Cash Flows -
           Six Months Ended March 31, 1995 and 1994                5

          Notes to Consolidated Financial Statements               6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                7 - 10


PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.                                      11


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    11


Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                     12


Signatures.                                                       12

             KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)
                                                   March 31,   September 30,
                                                     1995           1994
                                                   ---------     ---------
                                    ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                           $16,021      $  8,754
 Short-term investments                                5,243        12,933
 Accounts and notes receivable, net                   52,183        40,258
 Inventories, net                                     37,248        27,218
 Prepaid expenses and other current assets             3,066         2,427
                                                     -------        ------
   TOTAL CURRENT ASSETS                              113,761        91,590

 Investments in debt securities held-to-maturity       4,272         5,310
 Property, plant and equipment, net                   21,490        20,562
 Other assets, including goodwill                      3,720         3,736
                                                     -------       -------
   TOTAL ASSETS                                     $143,243      $121,198
                                                     =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Debt due within one year                           $     60      $     60
 Accounts payable to suppliers and others             23,404        19,956
 Accrued expenses                                     10,664         8,300
 Estimated income taxes payable                        4,142         1,815
                                                     -------       -------
   TOTAL CURRENT LIABILITIES                          38,270        30,131

 Long-term debt, less current portion                 26,304        26,474
 Deferred income taxes                                   692           642
 Other liabilities                                       903           717
                                                     -------       -------
   TOTAL LIABILITIES                                  66,169        57,964
                                                     -------       -------
 Commitments and contingencies                            --            --

 SHAREHOLDERS' EQUITY:
 Common stock, without par value                      19,067        17,839
 Retained earnings                                    58,394        46,416
 Cumulative translation adjustment                      (300)         (841)
 Unrealized loss on investments, net of tax              (87)         (180)
                                                     -------       -------
   TOTAL SHAREHOLDERS' EQUITY                         77,074        63,234
                                                     -------       -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $143,243      $121,198
                                                     =======       =======

 The accompanying notes are an integral part of these consolidated financial statements.

             KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share data)
                                (unaudited)


                                     Three months            Six months
                                    ended March 31,        ended March 31,
                                   -----------------     ------------------
                                    1995       1994       1995        1994
                                   ------     ------     -------     ------
Net sales                         $64,785    $43,766    $116,244    $82,025

Costs and expenses:
 Cost of goods sold                35,628     25,435      65,042     47,223

 Selling, general and
  administrative                   11,668      9,154      22,323     17,611

 Research and development, net      6,546      4,992      12,706     10,052
                                   ------     ------     -------     ------
Total costs and expenses           53,842     39,581     100,071     74,886
                                   ------     ------     -------     ------
Income from operations             10,943      4,185      16,173      7,139

Interest income                       318        306         660        612
Interest expense                     (541)      (548)     (1,080)    (1,094)
                                   ------     ------     -------     ------
Income before income taxes         10,720      3,943      15,753      6,657


Provision for income taxes          2,466        749       3,775      1,156
                                   ------     ------     -------     ------
Net income                        $ 8,254    $ 3,194    $ 11,978    $ 5,501
                                   ======     ======     =======     ======


Net income per share:

  Primary                           $0.97      $0.38       $1.42      $0.66
                                     ====       ====        ====       ====
  Fully diluted                     $0.88      $0.38       $1.30      $0.66
                                     ====       ====        ====       ====

Weighted average shares
 outstanding:

  Primary                           8,481      8,309       8,440      8,305

  Fully diluted                     9,741      8,309       9,713      8,305



 The accompanying notes are an integral part of these consolidated financial statements.

             KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (in thousands)
                                 (unaudited)



                                                Six months ended March 31,
                                                    1995          1994
                                                   ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $11,978       $ 5,501
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                    2,323         1,830
   Deferred income taxes                               50          (162)
   Changes in other components of working
    capital excluding short-term investments      (14,374)       (2,558)
   Other changes, net                                 462           217
                                                   ------        ------
Net cash provided by operating activities             439         4,828
                                                   ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment, net    (3,040)       (2,690)
 Proceeds from sales/maturities of
  short-term investments                           11,867         3,979
 Purchases of short-term investments               (2,976)      (12,054)
                                                   ------        ------
Net cash provided (used) by investing activities    5,851       (10,765)
                                                   ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options and
  sales of shares pursuant to the Employee
  Stock Purchase Plan                                 975         1,032
 Payments on borrowings                               (30)          (21)
                                                   ------        ------
Net cash provided by financing activities             945         1,011
                                                   ------        ------

Effect of exchange rate changes on cash                32            26
                                                   ------        ------
Change in cash and cash equivalents                 7,267        (4,900)

Cash and cash equivalents at beginning of
 period                                             8,754         7,413
                                                   ------        ------
Cash and cash equivalents at end of period        $16,021       $ 2,513
                                                   ======        ======



 The accompanying notes are an integral part of these consolidated financial statements.

        KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statement information included herein is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.


NOTE 2.  INVENTORY

                                        March 31,   September 30,
                                          1995           1994
                                         ------         ------
                                            (in thousands)
  Finished goods                        $10,160        $ 7,657
  Work in process                        16,809          8,664
  Raw materials and supplies             18,823         17,533
                                         ------         ------
                                         45,792         33,854
  Inventory reserves                     (8,544)        (6,636)
                                         ------         ------
                                        $37,248        $27,218
                                         ======         ======


NOTE 3.  SUBSEQUENT EVENT

During April 1995, $11,557,000 of the Company's 8% Subordinated Convertible Debentures were presented for conversion into 542,253 shares of the Company's common stock. As a consequence, future interest expense with respect to the Convertible Debentures will be lower.

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

RESULTS OF OPERATIONS

Bookings of customer orders for the quarter ended March 31, 1995 totaled $77.0 million, representing a new Company record, compared to bookings of $56.3 million for the first quarter of fiscal 1995. This surge in demand in part reflects the broadening end user demand for semiconductor devices which is fueling expansion both in "front-end" fabrication capacity and "back-end" assembly capacity. In addition, certain semiconductor manufacturers are replacing older assembly capital equipment with newer, higher throughput machines capable of handling more complex semiconductor devices for a wider variety of applications. The increase in the Company's booking activity also reflects favorable customer acceptance of the Model 1488 Turbo ball bonder which was introduced late in fiscal 1994. The Company anticipates this increased level of activity will continue through the 1995 fiscal year and is expanding its second shift to help meet customer delivery requirements.

At March 31, 1995, ending backlog of customer orders totaled a record $64.0 million compared to $51.6 million at December 31, 1994. Since the timing of deliveries may vary, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

The Company achieved a new record revenue level of $64.8 million for the second quarter of fiscal 1995, up 26% from the $51.5 million reported for the first quarter of fiscal 1995 and up 48% compared to the $43.8 million reported for the same period last year. For the six month period ended March 31, 1995, revenues totaled $116.2 million, up 42% from the $82.0 million for the comparable period last year. These increases in revenues are largely attributable to higher unit volume of machine sales, primarily of the Company's 1488 Turbo ball bonders and the Model 1472 wedge bonders, and to increased demand for consumable tools. In addition, sales of die bonder products added through the AT acquisition accounted for approximately $1.8 million of the increased revenues for the fiscal 1995 second quarter and $3.8 million of the increase for the six month period ended March 31, 1995.

The cost of goods sold increased to $35.6 million and $65.0 million for the three and six month periods ended March 31, 1995, respectively, compared to $25.4 million and $47.2 million for the same periods in fiscal 1994. These increases were principally due to the higher unit volume noted above.

Gross profit as a percentage of sales increased to 45.0% and 44.0% for the three and six month periods ended March 31, 1995, respectively, compared to 41.9% and 42.4% during the same periods last year. The favorable effects of higher volume on purchased materials prices and on manufacturing overhead absorption contributed significantly to the overall improvement in gross profit margins for the quarter and six month period ended March 31, 1995, compared to the same periods in fiscal 1994. Improved gross margins on the ball bonder product line and a shift in the mix of machine sales to higher margin wedge and TAB bonders also contributed to the improved fiscal 1995 gross profit margins for the second quarter and the year to date period.

During the second quarter of fiscal 1995 the Company completed the changeover from the older Model 1484 gold ball bonders to the Model 1488 Turbo bonder. In fiscal 1995, the Company is realizing significantly higher average selling prices on the 1488 Turbo ball bonders than realized on the older 1484 ball bonders during the latter half of fiscal 1994.

Selling, general and administrative ("SG&A") expenses increased to $11.7 million and $22.3 million for the three and six month periods ended March 31, 1995, respectively, up 27.2% and 26.7%, respectively, over the amounts reported for comparable periods last year. The higher fiscal 1995 SG&A costs primarily reflect the effect of annual salary increases, higher sales commissions and incentives associated with the higher volume of business, increased costs of servicing the larger worldwide installed base of customers and continued investments to upgrade and enhance worldwide computerized information systems. In addition, fiscal 1995 SG&A expenses included incremental costs approximating $442,000 for the second quarter and $830,000 for the year to date period ended March 31, 1995, to market and support die bonder products added through the AT acquisition. The Company anticipates additional increases in operating costs during fiscal 1995 in order to support the higher volume of business.

Net research and development costs increased to $6.5 million and $12.7 million for the quarter and six month period ended March 31, 1995, respectively, compared to $5.0 million and $10.1 million for the same periods last year. Of the $2.6 million increase for the year to date period, $678,000 resulted from incremental expenditures related to die bonder products added through the AT acquisition. The remainder of the increase consisted primarily of personnel related costs (salaries and fringes) and outside contractor costs.

The Company continues to invest heavily in the development of the 8000 Series wire bonders and in enhancements of existing products, including the recently introduced 1474fp wedge bonder which is capable of handling higher lead-count devices at faster bonding speeds. In addition, the Company, together with its major customers, is increasing its emphasis on new technologies which may eventually lead to improved or alternate semiconductor assembly technologies.

Operating income increased to $10.9 million for the three months ended

March 31, 1995 compared to $4.2 million during the second quarter of fiscal 1994. For the year to date periods, operating income totaled $16.2 million in fiscal 1995 compared to $7.1 million in fiscal 1994. The fiscal 1995 improvements are due primarily to the higher revenue and gross profit margins, offset in part by the cost increases noted above.

Interest expense, net of interest income, totaled $223,000 for the quarter ended March 31, 1995 compared to $242,000 for the same period last year. On a year to date basis, interest expense, net of interest income, totaled $420,000 in fiscal 1995 compared to $482,000 in fiscal 1994. The reduction in net interest expense was primarily due to increased investment income resulting from higher investment yields in fiscal 1995.

The provision for income taxes for the six months ended March 31, 1995 is based on the Company's estimated effective tax rate of 24% for the year. The increase in the effective rate in fiscal 1995 compared to the fiscal 1994 rate of 20% is due primarily to utilization of remaining net operating loss carryforwards in fiscal 1994 and to the estimated amount and geographic distribution of taxable income in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operating activities totaled $439,000 for the six months ended March 31, 1995 compared to $4.8 million for the same period last year. Cash and total investments decreased to $25.5 million at March 31, 1995 from the $27.0 million reported at September 30, 1994. The decrease in cash flow from operating activities and the overall reduction in cash and total investments in fiscal 1995 compared to fiscal 1994 generally reflects the impact of the rapid increase in sales volume on other components of working capital.

At March 31, 1995, working capital increased to $75.5 million compared to $61.5 million at September 30, 1994. The accounts receivable balance at March 31, 1995 increased by $11.9 million compared to September 30, 1994 due largely to increased sales volume in the fiscal 1995 second quarter compared to late fiscal 1994. The $10.0 million increase in inventory at March 31, 1995 primarily reflects growth in raw materials and work in process inventories as the Company continues to ramp up manufacturing activities to satisfy increased customer demand.

Trade accounts payable and accrued expenses increased by approximately $6.0 million at March 31, 1995 compared to September 30, 1994. Trade payables increased principally as a result of increased inventory purchases during the second quarter of fiscal 1995. The increase in accrued expenses primarily resulted from higher sales and management incentives due to improved fiscal 1995 sales and profits and to increased employment related accruals associated with higher level of personnel compared to fiscal 1994.

During the six months ended March 31, 1995, the Company invested in excess of $3 million in property and equipment, primarily to upgrade equipment used in the Company's manufacturing and research and development activities, and for tooling used in the manufacturing of new machines.

Stock option exercises and sales of shares of common stock to employees pursuant to the Company's Employee Stock Purchase Plan generated approximately $975,000 in cash during the six months ended March 31, 1995.

The Company has a $10.0 million unsecured line of credit at 1/4% below the lender's prime rate, which was renewed in January 1995. There have been no borrowings under this credit line during fiscal 1995.

The Company believes that, based on its presently forecasted operating levels, its working capital, internally generated funds and amounts available under its line of credit will be sufficient to meet its anticipated cash requirements for operating expenses and budgeted capital expenditures through the fiscal year.

The Company believes that its long-term success in this industry requires not only technologically superior products and the successful management of day to day operations, but also the proper strategic selection of products and business practices which are responsive to changes in its customers' requirements and changes in the international marketplace in which the Company competes. To this end, the Company continues to seek and evaluate strategic business opportunities as they arise. Such opportunities include, but are not limited to, acquisitions, joint ventures and alternative business arrangements which could require substantial capital outlays. Consummating any one or more of these strategic opportunities, could necessitate additional financing by the Company.

                      PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

The Company is party to various pending and threatened legal actions involving patents and employment matters in the normal conduct of its business. In addition, the Company was recently notified that it may be sued by another company in connection with an environmental matter related to a facility leased by the Company between 1962 and 1973.
The notification received by the Company does not quantify the potential financial impact of this matter. Although certain of these pending and threatened matters are in their early stages and facts are still developing, the Company currently does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1995 Annual Meeting of Shareholders of the Company was held on February 14, 1995.

At this meeting, Messrs. James W. Bagley and C. Scott Kulicke were re-elected to the Board of Directors of the Company for terms expiring at the 1999 Annual Meeting. In such election, 6,952,671 votes were cast for Mr. Bagley and for Mr. Kulicke. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 291,989 shares at the 1995 Annual Meeting withheld authority to vote for Mr. Bagley and Mr. Kulicke.

At the 1995 Annual Meeting 4,841,613 shares were voted in favor of approval of the 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan. 1,155,912 votes were cast against adoption of the plan. Proxies filed by the holders of 34,418 shares at the 1995 Annual Meeting instructed the proxy holders to abstain from voting on such proposal. "Broker nonvotes" received at the 1995 Annual Meeting totaled 1,212,717.

At the 1995 Annual Meeting, 7,210,317 shares were voted in favor of the reappointment of Price Waterhouse as independent accountants of the Company to serve until the 1996 Annual Meeting and 11,661 shares were voted against such proposal. Proxies filed by the holders of 22,682 shares at the 1995 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

               Exhibit 27 - Financial Data Schedule.

        (b)    Reports on Form 8-K.

               On March 30, 1995, the Company dismissed Luboshitz, Kasierer & Co., certifying accountant for the Company's wholly-owned subsidiary, Kulicke and Soffa Industries (Israel) Ltd. ("KSL"). On the same date, the Company appointed Price Waterhouse's Israeli affiliate, Somekh Chaikin, as the certifying accountant for KSL. The change in certifying accountants was made solely in order to consolidate all audit and tax services with one worldwide accounting firm. This event was reported as Item 4 on a Form 8-K dated March 30, 1995, and filed with the Securities and Exchange Commission on April 5, 1995.


                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KULICKE AND SOFFA INDUSTRIES, INC.




Date: May 2, 1995             /s/ Clifford G. Sprague
                              ______________________________________
                              Clifford G. Sprague
                               Senior Vice President,
                               Chief Financial Officer and
                               Chief Accounting Officer