Form 10-Q
period 1995-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 1995-08-11
CIK 56978

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q



[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995.

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

As of August 6, 1995, 1995, there were 19,305,254 shares of the Registrant's Common Stock, Without Par Value, outstanding.

              KULICKE AND SOFFA INDUSTRIES, INC.

                          FORM 10 - Q

                         JUNE 30, 1995

                             INDEX


                                                           Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - June 30, 1995
          and September 30, 1994                                 3

         Consolidated Statement of Operations - Three
          and Nine Months Ended June 30, 1995
          and 1994                                               4

         Consolidated Condensed Statement of Cash
          Flows - Nine Months Ended June 30, 1995
          and 1994                                               5

         Notes to Consolidated Financial Statements          6 - 7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        8 - 12


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                      12

Item 6.  Exhibits and Reports on Form 8 - K                12 - 13

Signatures                                                      13

           KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                    CONSOLIDATED BALANCE SHEET
                           (in thousands)
                            (unaudited)
                                                  June 30,     September 30,
                                                    1995           1994
                                                  ---------     ----------
                              ASSETS

CURRENT ASSETS:
Cash and cash equivalents                          $ 22,234       $  8,754
Short-term investments                                9,808         12,933
Accounts and notes receivable, net                   58,480         40,258
Inventories, net                                     40,054         27,218
Prepaid expenses and other current assets             3,395          2,427
                                                    -------        -------
   TOTAL CURRENT ASSETS                             133,971         91,590

Investments in debt securities held-to-maturity       4,301          5,310
Property, plant and equipment, net                   22,331         20,562
Other assets, including goodwill                      3,065          3,736
                                                    -------        -------
   TOTAL ASSETS                                    $163,668       $121,198
                                                    =======        =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Debt due within one year                           $     60       $     60
Accounts payable to suppliers and others             27,771         19,956
Accrued expenses                                     10,674          8,300
Estimated income taxes payable                        5,628          1,815
                                                    -------        -------
   TOTAL CURRENT LIABILITIES                         44,133         30,131

Long-term debt, less current portion                  1,519         26,474
Deferred income taxes                                   692            642
Other liabilities                                       943            717
                                                    -------        -------
   TOTAL LIABILITIES                                 47,287         57,964
                                                    -------        -------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, without par value                      44,219         17,839
Retained earnings                                    72,427         46,416
Cumulative translation adjustment                      (223)          (841)
Unrealized loss on investments, net of tax              (42)          (180)
                                                    -------        -------
   TOTAL SHAREHOLDERS' EQUITY                       116,381         63,234
                                                    -------        -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $163,668       $121,198
                                                    =======        =======

See accompanying notes to consolidated financial statements.

            KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
                   CONSOLIDATED STATEMENT OF OPERATIONS
                  (in thousands, except per share data)
                               (unaudited)




                                      Three months          Nine months
                                     ended June 30,        ended June 30,
                                    ----------------     ------------------
                                     1995      1994        1995      1994
                                    ------    ------     -------    -------
Net sales                          $87,296   $40,838    $203,540   $122,863

Costs and expenses:

 Cost of goods sold                 47,456    24,977     112,498     72,200

 Selling, general and
  administrative                    13,153     9,002      35,476     26,613

 Research and development, net       8,316     5,176      21,022     15,228
                                    ------    ------     -------    -------
Total costs and expenses            68,925    39,155     168,996    114,041
                                    ------    ------     -------    -------
Income from operations              18,371     1,683      34,544      8,822

Interest income                        405       308       1,065        920
Interest expense                      (312)     (539)     (1,392)    (1,633)
                                    ------    ------     -------    -------
Income before income taxes          18,464     1,452      34,217      8,109

Provision for income taxes           4,431       305       8,206      1,461
                                    ------    ------     -------    -------
Net income                         $14,033   $ 1,147    $ 26,011   $  6,648
                                    ======    ======     =======    =======


Net income per share:

  Primary                            $0.76     $0.07       $1.50      $0.40
                                      ====      ====        ====       ====
  Fully diluted                      $0.72     $0.07       $1.37      $0.40
                                      ====      ====        ====       ====
Weighted average shares
 outstanding:

  Primary                           18,422    16,705      17,381     16,641

  Fully diluted                     19,863    16,705      19,668     16,641


See accompanying notes to consolidated financial statements.

           KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (in thousands)
                              (unaudited)


                                                        Nine months
                                                       ended June 30,
                                                     ------------------
                                                      1995        1994
                                                     ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $26,011     $ 6,648
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                      3,529       2,856
   Deferred income taxes                                 50        (218)
   Changes in other components of working
    capital excluding short-term investments        (17,943)      3,524
   Other changes, net                                 1,129         304
                                                     ------      ------
Net cash provided by operating activities            12,776      13,114
                                                     ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment, net      (5,215)     (5,116)
 Proceeds from sales/maturities of
  short-term investments                             12,373      15,259
 Purchases of short-term investments                 (7,906)    (20,898)
                                                     ------      ------
Net cash used by investing activities                  (748)    (10,755)
                                                     ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options and
  sales of shares pursuant to the Employee
  Stock Purchase Plan                                 1,454       1,061
 Payments on borrowings                                 (45)        (45)
                                                     ------      ------
Net cash provided by financing activities             1,409       1,016
                                                     ------      ------
Effects of exchange rate changes on cash                 43          13
                                                     ------      ------
Increase in cash and cash equivalents                13,480       3,388

Cash and cash equivalents at beginning
 of period                                            8,754       7,413
                                                     ------      ------
Cash and cash equivalents at end of period          $22,234     $10,801
                                                     ======      ======


See accompanying notes to consolidated financial statements.

       KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (in thousands)
                           (unaudited)

Note 1.  Basis of Presentation

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1995 and 1994, the results of its operations for the three and nine month periods ended June 30, 1995 and 1994, and its cash flows for the nine month periods ended June 30, 1995 and 1994. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

Note 2.  Inventory

                                        June 30,     September 30,
                                          1995           1994
                                         ------         ------
  Finished goods                        $10,705        $ 7,657
  Work in process                        19,232          8,664
  Raw materials and supplies             17,950         17,533
                                         ------         ------
                                         47,887         33,854
  Inventory reserves                     (7,833)        (6,636)
                                         ------         ------
                                        $40,054        $27,218
                                         ======         ======

Note 3.  Debt

During the nine month period ended June 30, 1995, holders of approximately $24.9 million of the Company's 8% Convertible Subordinated Debentures (the "Debentures") converted the Debentures into approximately 2,337,000 shares of the Company's common stock. On June 1, 1995, the Company called for redemption on July 10, 1995 the remaining outstanding Debentures, at a redemption price of 101.60% of the principal amount of the Debentures, plus accrued interest. The $1.3 million of Debentures which remained outstanding at June 30, 1995 were converted into the Company's common stock by July 10, 1995.

Note 4.  Common Stock

On June 1, 1995, the Company declared a two-for-one split of its common stock which was distributed on July 28, 1995 to holders of record on July 17, 1995. All share and per share data in the accompanying financial statements have been restated to give effect to this stock split.

Note 5.  Possible Acquisition

The Company has entered into a letter of intent, which was revised on July 20, 1995, providing for the acquisition of the business of American Fine Wire Corporation ("AFW") by acquiring the stock of AFW's parent corporation, Circle "S" Industries, Inc. ("CSI"). AFW supplies bonding wire for the semiconductor assembly industry, and recorded sales of approximately $68.7 million for the year ended December 31, 1994. AFW has production facilities in Singapore; Selma, Alabama; and Zurich, Switzerland.

The purchase price for this acquisition is estimated at $53 million, subject to closing adjustments, is expected to be payable in cash and short-term notes, and to be financed initially with borrowings under a new bridge financing facility. The bridge financing facility is expected to bear interest at the LIBOR rate plus 50 basis points and to be convertible into long-term debt at the Company's option.

The AFW acquisition is subject to approval by the boards of directors of the Company and CSI and by the shareholders of CSI, execution of a definitive agreement, regulatory approvals and other conditions, and is expected to be completed prior to the Company's fiscal year ending September 30, 1995. The acquisition would be accounted for using the purchase method.

        KULICKE AND SOFFA INDUSTRIES, INC. and Subsidiaries
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The Company's sales largely depend on the capital expenditures of semiconductor manufacturers and subcontract assemblers, which in turn depend on the current and anticipated market demand for semiconductors and products using semiconductors. While the Company does not consider its business to be seasonal in nature, historically there have been substantial fluctuations in the amounts which semiconductor manufacturers and subcontract assemblers have invested in capital equipment. Furthermore, the Company's sales consist primarily of a relatively small number of machines, most with selling prices ranging from $80,000 to in excess of $400,000. A delay in shipment of a limited number of machines, either due to manufacturing delays or to rescheduling or cancellation of customer orders, could have a material adverse effect on results of operations for any particular quarter. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future.

On July 13, 1994, the Company acquired the business and certain assets of Assembly Technologies ("AT"). The acquired assets and results of operations of the AT business are included in the Company's consolidated financial statements from the date of the acquisition.

RESULTS OF OPERATIONS

The Company recorded bookings totaling $102.0 million for the third quarter ended June 30, 1995 compared to $77.0 million for the second quarter of fiscal 1995. The continued strength in customer orders is primarily attributable to the following factors. First, growing end user demand for semiconductor devices is fueling industrywide expansion both in wafer fabrication capacity and semiconductor assembly capacity. In addition, certain semiconductor manufacturers are replacing older assembly capital equipment with newer, higher throughput machines capable of handling more complex semiconductor devices for a wider variety of applications. Finally, enhanced versions of the Company's gold ball wire bonder (Model 1488 Turbo - introduced in late fiscal 1994) and aluminum wedge bonder (Model 1474fp - introduced in the fiscal 1995 second quarter) each offer significant performance advantages compared to the Company's earlier models, including greater throughput, finer pitch capabilities and improved programmability to handle a wider variety of applications. Favorable customer acceptance of these enhanced models has contributed to the Company's increased volume of orders during fiscal 1995.

At June 30, 1995, ending backlog of customer orders totaled approximately $79.0 million compared to $64.0 million at March 31, 1995. Since the timing of deliveries may vary and orders generally are subject to cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Revenues totaled $87.3 million during the third quarter ended June 30, 1995, up 35% from the $64.8 million reported for the second quarter of fiscal 1995 and up 114% from the $40.8 million for the third quarter of fiscal 1994. Revenues for the nine month period ended June 30, 1995 totaled $203.5 million, an increase of 66% over the same period last year. Of these increases, approximately $41.3 million for the quarter and $77.9 million for the year-to-date period are due to increased unit volume, primarily of the Company's Model 1488 Turbo gold ball wire bonders and 1474fp aluminum wedge bonders, and to a lesser extent, to increased sales of spare parts and consumable tools. For the nine month period ended June 30, 1995, sales of ball bonders and wedge bonders comprised 73% of total revenues, compared to 68% of revenues for the fiscal year ended September 30, 1994.

Higher selling prices, due in large part to the introduction of the higher priced Model 1488 turbo ball bonder and Model 1474fp wedge bonder, contributed approximately $5.1 million and $2.8 million to revenues for the fiscal 1995 third quarter and year-to-date periods, respectively, over the amounts reported for the comparable periods last year.

Gross profit as a percentage of sales increased to 45.6% during the quarter ended June 30, 1995 compared to 38.8% for the same quarter last year and to 44.7% for the nine months ended June 30, 1995 compared to 41.2% for the same period in fiscal 1994. The increase in the gross profit percentage for the quarter and year-to-date period resulted principally from improved manufacturing overhead absorption associated higher sales volumes, the improved gross profit margin on the gold ball and wedge bonder products largely due to the higher selling prices realized on the new, enhanced models and to a shift in sales mix toward higher margin wedge bonders. Partially offsetting the above factors were additional inventory reserves established for slower moving products during fiscal 1995.

Selling, general and administrative expenses totaled $13.2 million and $35.5 million during the three and nine month periods ended June 30, 1995, respectively, compared to $9.0 million and $26.6 million, respectively, during the same periods last year. The increases for both the three and nine month periods were primarily attributable to higher employment levels required to support the higher volume of business, increased sales incentives and commissions resulting from the higher sales levels, increased management incentives associated with improved earnings, and higher outside contractor costs associated with ongoing internal management information systems development efforts. Of the total increases in SG&A costs, $426,000 and $1.3 million for the three and nine month periods ended June 30, 1995, respectively, were related to the incremental costs incurred by the Company to market and support products added in the July 1994 acquisition of AT.

Net research and development costs increased to $8.3 million and $21.0 million for the quarter and nine month periods ended June 30, 1995, respectively, compared to $5.2 million and $15.2 million for the same periods last year. Of the $5.8 million increase for the year-to-date period, $1.3 million resulted from incremental expenditures related to die bonder products following the AT acquisition. The remainder consisted primarily of personnel related costs, outside contractor costs and prototype materials related to new product development.

The Company continues to invest heavily in the development of the 8000 Series wire bonders and in enhancements of existing products, including the recently introduced 1474fp wedge bonder which is capable of handling higher lead-count devices with finer pitch requirements, at faster bonding speeds than the earlier Model 1472 wedge bonder. In addition, the Company, continues to invest in new technologies which may eventually lead to improved or alternate semiconductor assembly technologies.

Operating income increased to $18.4 million for the three months ended June 30, 1995 compared to $1.7 million during the third quarter of fiscal 1994. For the year-to-date periods, operating income totaled $34.5 million in fiscal 1995 compared to $8.8 million in fiscal 1994. The fiscal 1995 improvements resulted principally from the higher revenue levels and improved gross profit margins, offset in part by the increased expenses noted above.

During fiscal 1995, approximately $24.9 million of the Company's 8% Convertible Subordinated Debentures were converted into common stock. As a result, interest expense for the quarter and the nine month period ended June 30, 1995 was lower than during the comparable periods of fiscal 1994. The $1.3 million of Debentures which remained outstanding at June 30, 1995, were converted into the Company's common stock by July 10, 1995.

The provision for income taxes for the nine months ended June 30, 1995, is based on the Company's estimated effective tax rate of 24% for the year. The increase in the effective rate in fiscal 1995 compared to the fiscal 1994 rate of 20% is due primarily to utilization of remaining net operating loss carryforwards in fiscal 1994 and to the estimated amount and geographic distribution of taxable income in fiscal 1995. The Company expects that its effective tax rate will be higher in the future as most available tax credits will have been utilized by the end of fiscal 1995.

As described more fully in Note 5 to the accompanying financial statements, the Company has signed a letter of intent to acquire American Fine Wire Corporation ("AFW"), a supplier of bonding wire for the semiconductor assembly industry, with sales of approximately $68.7 million for the year ended December 31, 1994. The total purchase price is estimated at $53 million, subject to closing adjustments, and is expected to be financed with borrowings under a new bridge financing facility. If the proposed AFW acquisition is consummated, future sales and operating expense levels would be higher than the levels reflected in the Company's historical financial statements.


LIQUIDITY AND CAPITAL RESOURCES

During the past three years, the Company has financed its operations principally through cash flows from operations. Cash flows from operating activities and the overall increase in cash and total investments in fiscal 1995 compared to fiscal 1994 generally reflect improved profitability in fiscal 1995. Cash generated by operating activities totaled $12.8 million for the nine months ended June 30, 1995 compared to $13.1 million for the same period last year. Cash and total investments increased to $36.3 million at June 30, 1995 from the $27.0 million reported at September 30, 1994.

At June 30, 1995, working capital increased to $89.8 million compared to $61.5 million at September 30, 1994. The accounts receivable balance at June 30, 1995 increased by $18.2 million compared to the September 30, 1994 balance due largely to increased sales volume in the fiscal 1995 third quarter. The $12.8 million increase in inventory at June 30, 1995 primarily reflects growth in work in process inventories as the Company continues to ramp up manufacturing activities to satisfy increased customer demand.

Trade accounts payable and accrued expenses increased by approximately $10.2 million at June 30, 1995 compared to their September 30, 1994 balances. The increase in trade payables is directly attributable to increased inventory purchases during the third quarter of fiscal 1995. The increase in accrued expenses primarily resulted from higher sales and management incentives due to improved fiscal 1995 sales and profits and to increased accruals associated with the higher employment levels compared to fiscal 1994.

During the nine months ended June 30, 1995, the Company invested approximately $5.2 million in property and equipment, net of retirements and disposals, primarily to upgrade equipment used in the Company's manufacturing and research and development activities, and for tooling used in the manufacturing of new machines. The Company expects to incur in excess of $10 million of capital expenditures in fiscal 1996, principally for the expansion of domestic and international manufacturing facilities and related manufacturing equipment.

Stock option exercises and sales of shares of common stock to employees pursuant to the Company's Employee Stock Purchase Plan generated approximately $1.4 million in cash during the nine months ended June 30, 1995.

The Company maintains a $10 million unsecured line of credit with a financial institution, subject to interest at 1/4% below the lender's prime rate. Borrowings under this credit line are subject to the Company meeting certain financial requirements as described in the notes to the Company's fiscal 1994 financial statements. The Company has consistently met all such requirements. There have been no borrowings under this credit line during fiscal 1995. This credit line will expire in January 1996, unless renewed. The Company expects to renew this credit line.

The Company believes that, based on its presently forecasted operating levels, its working capital, internally generated funds and amounts available under its line of credit will be sufficient to meet its own anticipated cash requirements for operating expenses and capital expenditures through the next fiscal year, without taking into account the proposed acquisition of AFW.

The Company has obtained a verbal commitment from a bank to provide up to $50.0 million in bridge financing for the proposed acquisition of AFW. Such bridge financing would be convertible to long-term financing at the Company's option. The Company believes that existing financial resources together with the anticipated acquisition financing would be sufficient to fund the purchase price and combined operating requirements of the Company and AFW.

The Company continues to seek and evaluate strategic business opportunities as they arise. Such opportunities include, but are not limited to, acquisitions (including the proposed AFW acquisition), joint ventures and alternative business arrangements which could require substantial capital outlays. To strengthen its liquidity and ensure the availability of financial resources should additional strategic opportunities arise, the Company may seek additional debt or equity financing in the near term. There can be no assurance that such financing will be available when required or on reasonable terms.



                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is party to various pending and threatened legal actions involving patents and employment matters in the normal conduct of its business. Reference is made to Part I, Item 3 of the Company's 1994 Annual Report on Form 10-K. As reported in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995, the Company received notice of a potential suit by another company in connection with an environmental matter related to a facility leased by the Company between 1962 and 1973. On August 1, 1995, a third party complaint was filed against the Company in the United States District Court for the Eastern district of Pennsylvania in connection with this matter. On the basis of the complaint received, and the information currently available to it, the Company is unable to quantify the potential financial impact of this matter. Although certain of these pending and threatened matters are in their early stages and facts are still developing, the Company currently does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial position.

Item 6.  Exhibits and Reports on Form 8 - K

  (a)   Exhibits

        Exhibit 27 - Financial Data Schedule.

  (b)   Reports on Form 8 - K

     During the quarter ended June 30, 1995, the Company filed two reports on Form 8-K:

On April 5, 1995, the Company filed a Form 8-K to report the change in certifying accountants of its Israeli subsidiary to Price Waterhouse's affiliate, Somekh Chaikin. On April 10, 1995, the Company filed a Form 8-K/A, amending the Form 8-K filed April 5, 1995, to include as
Exhibit 16, the letter from the former certifying accountant in response to Regulation S-K, Item 304(a)(3).

On May 26, 1995, the Company filed a Form 8-K reporting as Item 5, the proposed acquisition of the business of American Fine Wire
Corporation.







                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KULICKE AND SOFFA INDUSTRIES, INC.





Date:  August 11, 1995        /s/ Clifford G. Sprague
                              ---------------------------------
                                Clifford G. Sprague
                                Senior Vice President, Chief
                                 Financial Officer and Chief
                                 Accounting Officer