Form 10-K
period 1995-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 1995-12-22
CIK 56978

================================================================================
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
 (Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended   SEPTEMBER 30, 1995
                          ----------------------
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________ to ________
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

       Registrant's telephone number, including area code (215) 784-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, WITHOUT PAR VALUE
                               [Title of Class]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No ____
                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of December 1, 1995 was approximately $525,391,000. The Company disclaims the existence of control of the Company.

As of December 1, 1995, there were 19,315,450 shares of the Registrant's Common Stock, Without Par Value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1996 Annual Shareholders' Meeting to be filed prior to January 12, 1996 are incorporated by reference into
Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

--------------------------------------------------------------------------------
================================================================================

PART I

ITEM 1.  BUSINESS

Kulicke and Soffa Industries, Inc. (the "Company" or "K&S") was founded in 1951 to design equipment for industrial use. During the 1970s, the Company began to focus its efforts on the semiconductor assembly equipment market. Today, K&S is the world's largest supplier of semiconductor assembly equipment, according to VLSI Research, Inc. ("VLSI"). Through its American Fine Wire ("AFW") and Micro-Swiss subsidiaries, the Company also supplies expendable tools and materials used in the semiconductor assembly process. The Company's primary assembly equipment products include wire bonders, dicing saws and die, TAB and flip-chip bonders, while its expendable tools and materials offerings include bonding wire, die collets, capillaries and wedges. The Company's customers consist of leading semiconductor manufacturers and subcontract assemblers of semiconductors, including Advanced Micro Devices, Advanced Semiconductor Engineering, Anam Electronics, Hyundai, IBM, Intel, Matsushita Electronics, Motorola, Philips, Samsung, Swire Technologies and Texas Instruments.

INDUSTRY BACKGROUND

The worldwide market for semiconductors has experienced significant growth in recent years. This growth reflects the increasing demand for a wide variety of electronic devices, such as personal computers, cellular telephones, multimedia systems and other electronic devices for business and consumer use, as well as the increasing semiconductor content within these electronic devices and other products, such as automobiles, consumer appliances and factory automation and control systems. This demand has been driven in large part by continuing increases in semiconductor performance as measured by functionality, speed and memory density at declining costs per function.

In response to the growing demand for semiconductor devices, semiconductor manufacturers are increasing capacity by expanding and upgrading existing facilities and constructing new semiconductor fabrication facilities. As new fabrication facilities come on line and existing facilities are expanded and upgraded, the Company anticipates that the semiconductor industry will need to add capacity to assemble the increased output of processed wafers.

SEMICONDUCTOR ASSEMBLY MARKET

The market for semiconductor assembly equipment is expected to continue to be driven by the demand for IC's, as well as the proliferation of different device types and technological advances in IC packages. Different types of devices such as microprocessors, logic devices and memory devices require different assembly and packaging solutions. In addition, current-generation semiconductors are more complex, more densely fabricated and more highly integrated than those of prior generations. To package these newer devices, assembly equipment must be able to handle smaller, more complex packages with higher pin counts. In addition, device manufacturers and assemblers continue to demand equipment with faster throughput, greater reliability, more automated manufacturing support and lower cost of ownership. The market for the expendable tools and materials used in the semiconductor assembly process is similarly driven by IC unit volume, cost and increased technological demands. These demands typically include package size reduction and greater consistency or uniformity of materials.

SEMICONDUCTOR MANUFACTURING PROCESS

The manufacture of semiconductor devices ("semiconductors" or "IC's") requires complex and precise steps which can be broadly grouped into wafer fabrication, assembly and test. Wafer fabrication, the first step in the semiconductor manufacturing process, starts with raw silicon wafers and ends with finished devices in the form of die on wafers. After fabricated wafers are tested, they typically are shipped to assembly facilities located primarily in the Asia/Pacific region.

Semiconductor devices are small and fragile and must be packaged to protect them and facilitate their connection to electronic systems. "Assembly" refers to those process steps required to package semiconductor devices.

The packages are typically based on a stamped metal leadframe, which is subsequently molded with plastic, or on ceramic, depending on the device and the application in which it will be used.

The semiconductor assembly process begins with the mounting of a finished, tested wafer onto a carrier, after which a dicing saw cuts the wafer into individual die. The cut wafer is then moved to a die bonder which picks each good die off the wafer and bonds it to a package. Next, the device is wire bonded. Very fine gold or aluminum wire (typically 0.001 inches in diameter) is bonded between specific locations called bond pads on the die and corresponding leads on the package in order to create the electrical connections necessary for the device to function. After wire bonding, the package is encapsulated. For leadframe-based packages, plastic is molded around the package and the leads are then trimmed and formed. For ceramic packages, encapsulation is accomplished by mounting a lid over the die. After encapsulation, devices are re-tested and are then marked and prepared for shipment.

ACQUISITION OF AFW

On October 2, 1995, after completion of the Company's 1995 fiscal year, the Company acquired AFW (the "AFW Acquisition") through the merger of a subsidiary of the Company into Circle "S" Industries, Inc., the parent corporation of AFW ("Circle S"). AFW is a manufacturer of fine gold and aluminum wire for use in the wire bonding process and has facilities in Selma, Alabama, Singapore and Zurich, Switzerland.

The preliminary purchase price for the AFW Acquisition totaled approximately $53.6 million, subject to possible upward or downward adjustment based upon completion and audit of the closing balance sheet. The Company does not anticipate that any such adjustment to the purchase price will be material. Of the $53.6 million, approximately $34.4 million was paid by delivery of promissory notes to certain former Circle "S" stockholders (the "AFW Notes"), approximately $12.9 million was paid in cash, approximately $4.3 million was placed in escrow against certain types of possible liabilities and $2.0 million was withheld in a closing reserve pending completion and audit of the closing balance sheet, in accordance with terms of the acquisition agreements. The Company financed the cash portion of the purchase price with borrowings under a new bank credit facility with Midlantic Bank N.A. (the "Bank Credit Facility"). Letters of credit securing the AFW Notes also were issued under this facility. The AFW Notes become due and payable on January 5, 1996; bear interest at the rate of 6.4375% per year, less costs (1% per year) of the letters of credit; are not prepayable without the consent of the holders.

The AFW acquisition agreements provide for the indemnification of the Company by certain former stockholders of Circle "S" (including Larry D. Striplin, Jr., formerly the Chairman and largest stockholder of Circle "S") against breaches of or inaccuracies in various representations and warranties and covenants of Circle "S" in the acquisition agreements and against certain types of possible liabilities, including those relating to environmental matters, taxes, possible violations of laws and similar matters. The indemnification obligations of the former Circle "S" stockholders generally (i) only apply to the extent that the aggregate covered claims exceed $375,000, (ii) are subject to an aggregate maximum limit of $4.26 million, and (iii) terminate either 15 months or three years after the date of the AFW Acquisition, although certain indemnification claims are not subject to any minimum and certain other claims (including those relating to environmental matters and taxes) are subject to higher maximum limits and extend for longer periods of time. There can be no assurance that such liabilities will not arise or that, if they do arise, the indemnification provisions of the AFW Acquisition agreements will adequately protect the Company.

In connection with the AFW Acquisition, the Company appointed R. Kelly Payne, the President of AFW, as a Vice President of the Company, and on December 12, 1995, elected Larry D. Striplin, Jr. as a director of the Company. Pursuant to the AFW Acquisition, the Company assumed a 1990 employment and non-competition agreement between Circle "S" and Mr. Striplin providing for payments to him or his estate of $200,000 per year for five years following the date of the AFW Acquisition. Mr. Striplin's employment by Circle "S" and AFW terminated at the time of such acquisition. In connection with the AFW Acquisition, the Company also entered into an employment agreement with R. Kelly Payne.

AFW had sales of approximately $68.8 million and $55.2 million for the year ended December 31, 1994 and the nine months ended September 30, 1995, respectively. Income (loss) from continuing operations totaled $2.6 million and ($130,000), for the periods ended December 31, 1994 and September 30, 1995, respectively. Net income (loss) for the periods ended December 31, 1994 and September 30, 1995 was $2.6 million and ($2.9) million, respectively, which included for the 1995 nine-month period a $2.6 million extraordinary loss from early extinguishment of debt. The consolidated financial statements of Circle "S" for the periods ended December 31, 1994 and June 30, 1995 were filed with the Company's Form 8-K dated September 14, 1995 (as amended by a Form 8-K/A filed October 27, 1995). See also Note 2 to the Company's fiscal 1995 consolidated financial statements included herein.

The Company will account for the AFW Acquisition using the purchase method. The excess of the purchase price, including transaction related costs, over the estimated fair value of the net assets acquired is expected to approximate $42 million, consisting primarily of goodwill, and will be amortized over twenty years.

PRODUCTS

K&S offers a broad range of semiconductor assembly equipment, expendable tools and materials and complementary services and spare parts used in the semiconductor assembly process. Set forth below is a table listing the approximate percentage of the Company's net sales by principal product areas for its fiscal year ended September 30, 1995 and on a pro forma basis for the same period giving effect to the AFW Acquisition.

                                      Fiscal Year Ended
                                     September 30, 1995
                                  ---------------------------
                                    Actual         Pro Forma
                                    ------         ---------

Wire Bonders                            74%           60%
Additional Assembly Equipment            9             7
Expendable Tools and Materials           7            25
Services and Spare Parts                10             8
                                      ----          ----

                                       100%          100%
                                      ====          ====

WIRE BONDERS

The Company's principal product line is its family of wire bonders, which are used to connect extremely fine wires, typically made of gold or aluminum, between the bonding pads on the die and the leads on the package to which the die has been bonded. The Company offers both ball and wedge bonders in automatic and manual configurations. Ball bonders are typically used for plastic packages (i.e., leadframe-based packages) while wedge bonders are typically used for ceramic packages.

The Company's principal wire bonders are its Model 1488 Turbo ball bonder and Model 1474fp wedge bonder. The Company believes that its wire bonders offer competitive advantages based on high throughput and superior process control enabling fine pitch bonding and long, low wire loops, which are needed to assemble advanced IC packages.

The selling prices for the Company's automatic wire bonders range from $60,000 to over $150,000 and from $8,000 to $35,000 for manual wire bonders, in each case depending upon system configuration and purchase volume.

The Company is in the process of developing a new generation of wire bonder, the 8000 family, which will be based on an entirely new platform has required the development of new software and many subassemblies not part of the Company's current wire bonders. The Company experienced delays in the development of the Model 1488 Turbo wire bonder and has experienced delays in the development of the first product in the 8000 family, the Model 8020. The delays in the development of the Model 8020 have been due to a variety of reasons typical in the development of new technological products, including hardware and software related issues and changes in functional specifications based on input from customers. While development and technical risks exist which have the potential to further affect the introduction of the Model 8020, the Company currently expects that the product will be released in the second half of calendar 1996. However, no assurance can be given that its scheduled introduction in the second half of 1996 will not be delayed, due to technical or other difficulties, or that the Model 8020 will not experience quality or reliability problems after shipment. The Company's inability to complete the development of and introduce the Model 8020 or other new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position. The Company also may incur substantial costs early in a new product's life cycle to ensure the functionality and reliability of such product.

Furthermore, the Company's planned transition to the Model 8020 platform involves numerous risks, including the possibility that customers will defer purchases of Model 1488 Turbo wire bonders in anticipation of the availability of the Model 8020 or that the Model 8020 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments, increased risk of inventory obsolescence and delays in collecting accounts receivable. There can be no assurance that the Company will successfully develop and manufacture new products, including the Model 8020, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.

ADDITIONAL SEMICONDUCTOR ASSEMBLY EQUIPMENT

In addition to wire bonders, the Company produces other types of semiconductor assembly equipment, including dicing saws, die bonders, TAB bonders and flip-chip bonders, which allows the Company to leverage its significant investment in customer relationships by offering its customers a broad range of assembly equipment. Principal products offered by the Company consist of the following:

Dicing Saws. After precise automatic positioning of the wafer, a dicing saw is used to cut it into individual die using diamond-embedded saw blades. The Company's primary dicing product is its Model 918 fully automated dicing saw. Dicing saws range in price from $60,000 to more than $185,000. On October 1, 1995, the Company entered into a Manufacturing License and Supply Agreement with Tokyo Seimitsu Co. Ltd. for the right to manufacture, use and distribute certain products. In connection with the signing of this agreement, the Company is discontinuing the manufacture of the 918 saw in its Israeli manufacturing facility.

Die Bonders. Die bonders are used to attach a semiconductor die to a leadframe or other package before wire bonding. Through its July 1994 acquisition of Assembly Technologies, the Company added Models 4206 and 5408 Automatic Die Attach machines to its die bonder product line. In addition, in March 1995, the Company shipped its first Model 6900, an automatic multi-process assembly system which can be configured to support either conventional die bonding applications or alternate semiconductor assembly technologies. Die bonders range in price from $60,000 to more than $250,000.

Tape Automated Bonding (TAB). TAB is an alternate assembly method which uses a thin, flexible film of laminated copper and polyamide in place of a conventional package. In a TAB assembled device, the die is bonded directly to copper leads, thereby eliminating the need for wire bonding. The Company's principal TAB bonder is the Model SP2100. TAB bonders range in price from $375,000 to approximately $500,000.

Flip-Chip Assembly Systems. Flip-chip is an alternate assembly technique in which the die is mounted face down in a package or other electronic system using conductive bumps, thereby eliminating the need for either conventional die or wire bonding. The Company's Model 6900 is an automatic multi-process assembly system which can be configured to support flip-chip applications. The Company shipped the first Model 6900, which was configured as a flip-chip bonder, in March 1995. Selling prices for flip-chip assembly systems are expected to exceed $300,000, depending upon configuration.

The Company also offers different configurations of certain of its products for non-semiconductor applications, including the Company's Model 980 saw for use in cutting and grinding hard and brittle materials, such as ceramic, glass and ferrite, for applications such as the fabrication of chip capacitors or disk drive heads. A variant of the Model 2100 TAB bonder is used to assemble ink jet printer cartridges.

EXPENDABLE TOOLS AND MATERIALS

The Company currently offers a range of expendable tools and materials to semiconductor device assemblers which it sells under the brand names "American Fine Wire" and "Micro-Swiss." The Company intends to expand this business in an effort to increase its revenues related to the manufacture of IC's as opposed to the expansion of IC manufacturing capacity. The Company sells its expendable tools and materials for use with competitors' assembly equipment as well as its own equipment. The following constitute the principal expendable tools and materials products offered by the Company:

Bonding Wire. AFW is a manufacturer of very fine (typically 0.001 inches in diameter) gold and aluminum wire used in the wire bonding process. AFW produces wire to a wide range of specifications, which can satisfy most wire bonding applications. Gold bonding wire is generally priced based on a fabrication charge per 1,000 feet of wire, plus the value of the gold. The fabrication charge varies based on a number of factors, such as total volume, wire diameter and wire length per spool, and typically ranges from $7 to $10 per 1,000 feet of wire, depending upon specifications. To minimize AFW's financial exposure to gold price fluctuations, AFW leases gold for fabrication pursuant to a contract with its gold supplier, Rothschild Australia Limited ("RAL"), and only purchases the gold upon shipment and sale of the finished product to the customer. Accordingly, fluctuations in the price of gold are generally absorbed by RAL or passed on to AFW's customers.

Expendable Tools. The Micro-Swiss family of expendable tools includes die collets, capillaries and wedges. Die collets are used to pick up, place and bond die to packages. Capillaries and wedges are used to feed out, attach and cut the wires used in wire bonding. Die collets sell for up to $150, capillaries sell for $6 to $15 and wedges sell for $17 to $45, in each case depending upon specifications.

SERVICES AND SPARE PARTS

The Company believes that its knowledge and experience have positioned it to deliver innovative, customer-specific services that reduce the cost of ownership associated with the Company's equipment. Historically, the Company's offerings in this area were limited to spare parts, customer training and extended warranty contracts. In response to customer trends in outsourcing equipment-related services, the Company now also focuses on providing repair and maintenance services, a variety of equipment upgrades and training capabilities. These services are generally priced on a time and materials basis.

CUSTOMERS

The Company's customers include large semiconductor manufacturers and subcontract assemblers worldwide, among which are the following:


Advanced Micro Devices                      Micron Technology, Inc.
Advanced Semiconductor Engineering          Motorola
Anam                                        Orient Semiconductor Electronics Ltd.
AT&T                                        Olivetti
Caesar Technology                           Pantronix
Fujitsu                                     Philips Electronics NV
GSS/ARRAY                                   Samsung Pacific, Inc.
Hyundai Electronics Industries Co., Ltd.    SGS-Thomson Microelectronics
IBM                                         Silicon Systems
Intel Corporation                           Siliconware Precision
Kyocera                                     Swire Technologies
Matsushita Electronics                      Texas Instruments

Sales to a relatively small number of customers account for a significant percentage of the Company's net sales. During fiscal 1995, sales to Intel and Anam accounted for approximately 19.8% and 16.3%, respectively, of the Company's net sales. In fiscal 1994, sales to Anam, Intel and Motorola accounted for 14.2%, 11.5% and 10.8%, respectively, of the Company's net sales.

The Company believes that developing long-term relationships with its customers is critical to its success. By establishing these relationships with semiconductor manufacturers and subcontract assemblers, the Company gains insight to its customers' future IC packaging strategies. This information assists the Company in its efforts to develop process and equipment solutions that address its customers' future assembly requirements. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. The loss of or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with the Company's products, changes in customer buying patterns, market, economic or competitive conditions in the semiconductor or subcontract assembly industries, could adversely affect the Company's business, financial condition and operating results.

SALES AND CUSTOMER SUPPORT

The Company markets its semiconductor assembly equipment and its expendable tools and materials through separate sales organizations. With respect to semiconductor assembly equipment, the Company's direct sales force, consisting of approximately 60 individuals at September 30, 1995, is principally responsible for sales of major product lines to customers in the United States, Japan and the rest of the Asia/Pacific region. Lower volume product lines, as well as all equipment sales to customers in Europe, are sold through a network of manufacturer's representatives. The Company sells its AFW and Micro-Swiss product lines through an independent sales force supporting customers primarily in the Asia/Pacific region and through manufacturers' representatives supporting customers throughout the rest of the world.

The Company sells its products to semiconductor device manufacturers and contract manufacturers, who are primarily located or have operations in the Asia/Pacific region. Approximately 74% of the Company's fiscal 1994 and 78% of fiscal 1995 net sales were attributable to sales to customers for delivery outside of the United States.

The Company believes that providing comprehensive worldwide sales, service and customer support are important competitive factors in the semiconductor equipment industry. In order to support its U.S. and foreign customers whose semiconductor assembly operations are located in the Asia/Pacific region, the Company maintains a significant presence in the region with sales facilities in Hong Kong, Japan and Singapore, and a technology center in Japan. In addition, the Company supports its assembly equipment customers with over 160 customer service and support personnel at September 30, 1995, located in Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and the United States. The Company's local presence in these Asia/Pacific countries enables it to provide more timely customer service and support as service representatives and spare parts are positioned near customer facilities, and affords customers the ability to place orders locally and to deal with service and support personnel who speak the same language and are familiar with local country practices.

BACKLOG

At September 30, 1995, the Company's backlog was approximately $84.7 million compared to approximately $46.8 million at September 30, 1994. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. In addition, the Company may allocate production capacity to customers for anticipated purchases for which a confirmed purchase order has not yet been received. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, the Company's backlog as of any particular date may not be indicative of revenues for any succeeding period.

MANUFACTURING

The Company's assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished systems configured to customer specifications. The Company utilizes an outsourcing strategy for the manufacture of many of its major subassemblies and performs system design, assembly and testing in-house. K&S believes that outsourcing enables it to minimize its fixed costs and capital expenditures and allows the Company to focus on product differentiation through system design and quality control. The Company's just-in-time inventory management strategy has reduced manufacturing cycle times and has limited on-hand inventory. The Company recently obtained ISO 9001 registration for most operations in its Willow Grove, Pennsylvania facility and for both of its Israeli manufacturing facilities.

The Company manufactures its Micro-Swiss expendable tools and materials from raw materials at facilities in Israel and its gold and aluminum bonding wire at facilities in Alabama, Singapore and Switzerland. The Company currently is constructing a new facility in Israel for its Micro-Swiss operations and intends to establish a new facility in Singapore for its AFW operations.

Parts, materials and supplies for components used in the Company's products are, for the most part, readily available from a number of sources at acceptable costs. Certain of the Company's products, however, require components or assemblies of an exceptionally high degree of reliability, accuracy and performance. Currently there are a number of such items for which there are only a single or limited number of suppliers which have been accepted by the Company as a qualified supplier. The Company generally does not maintain long-term contracts with its subcontractors and suppliers, and the Company does not believe that the Company's business is substantially dependent on any contract or arrangement with any of its subcontractors or suppliers. However, the Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and the reduced control over delivery schedules, manufacturing yields, quality and costs. Further, certain of the Company's subcontractors and suppliers are relatively small operations and have limited finances and manufacturing resources. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture or sell subassemblies, components or parts to the Company in required volumes and of acceptable quality, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.

The Company has experienced and continues to experience reliability and quality problems with certain key subassemblies provided by single source suppliers. The Company also has experienced delays in the delivery of subassemblies from these and other subcontractors in the past, which caused delays in Company shipments. If supplies of such items were not available from any such source and a relationship with an alternative supplier could not be developed, shipments of the Company's products could be interrupted and re-engineering of the affected product could be required. In addition, from time to time, the Company has experienced manufacturing difficulties and problems in its own operation, which have caused delays and have required remedial measures. Such delays, interruption and re-engineering could damage the Company's relationships with its customers and have a material adverse effect on the Company's business, financial condition and operating results.

RESEARCH AND PRODUCT DEVELOPMENT

Because technological change occurs rapidly in the semiconductor industry, the Company devotes substantial resources to its research and development programs to maintain competitiveness. The Company employed more than 290 individuals in research and development at September 30, 1995. The Company pursues the continuous improvement and enhancement of existing products while simultaneously developing next generation products. For example, while the performance of current generations of gold ball wire bonders is being enhanced in accordance with a specific continuous improvement plan, the Company is simultaneously developing the series 8000 family of next generation wire bonders, the first models of which are expected to be introduced in the second half of 1996. Most of the next generation equipment presently being developed by the Company is expected to be based on modular, interchangeable subsystems, including the 8000 control platform, which management believes will promote more efficient and cost-effective manufacturing operations, lower inventory levels, improved field service capabilities and shorter product development cycles, which will allow the Company to introduce new products more quickly.

The Company's net expenditures for research and development totaled approximately $15.9 million, $21.3 million and $30.9 million during the fiscal years ended September 30, 1993, 1994 and 1995, respectively. The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed.

During the fiscal years ended September 30, 1993, 1994 and 1995, such funding totaled approximately $1.0 million, $2.0 million and $2.8 million, respectively.

COMPETITION

The semiconductor equipment and semiconductor materials industries are intensely competitive. Significant competitive factors in the semiconductor equipment market include process capability and repeatability, quality and flexibility, and cost of ownership, including throughput, reliability and automation, customer support and price. The Company's major equipment competitors include Shinkawa and Kaijo in wire bonders; ESEC, Nichiden, ASM Pacific Technology and Alphasem in die bonders; and Disco Corporation in dicing saws. Competitive factors in the semiconductor expendable tools and materials industry include price, delivery and quality. Significant competitors in the expendable tools line include Gaiser Tool Co. and Small Precision Tools, Inc. In the bonding wire market, significant competitors include Tanaka Electronic Industries and Sumitomo Metal Mining.

In each of the markets it serves, the Company faces competition and the threat of competition from established competitors and potential new entrants, some of which may have greater financial, engineering, manufacturing and marketing resources than the Company. Some of these competitors are Japanese companies that have had and may continue to have an advantage over the Company in supplying products to Japan-based companies due to their preferences to purchase equipment from Japanese suppliers. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. If a particular semiconductor manufacturer or subcontract assembler selects a competitor's product for a particular assembly operation, the Company may experience difficulty in selling a product to that company for a significant period of time. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect the Company's business, financial condition and operating results. The Company believes that to remain competitive it must invest significant financial resources in new product development and expand its customer service and support worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

INTELLECTUAL PROPERTY

Where circumstances warrant, the Company seeks to obtain patents on inventions governing new products and processes developed as part of its ongoing research, engineering and manufacturing activities. The Company currently holds a number of United States patents some of which have foreign counterparts. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. Although the patents it holds and may obtain in the future may be of value, the Company believes that its success will depend primarily on its engineering, manufacturing, marketing and service skills.

The Company also believes that much of its important technology resides in its proprietary software and trade secrets. Insofar as the Company relies on trade secrets and unpatented knowledge, including software, to maintain its competitive position, there is no assurance that others may not independently develop similar technologies. In addition, although the Company executes non-disclosure and non-competition agreements with certain of its employees, customers, consultants, selected vendors and others, there is no assurance that such secrecy obligations will not be breached.

Certain of the Company's customers have received notices of infringement from two separate parties, Harold S. Hemstreet and Jerome H. Lemelson, alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by them. The Company's product warranties generally provide customers with indemnification for damages sustained by a customer as a consequence of patent infringement claims arising out of use of the Company's products and obligate the Company to defend such claims. As a consequence, the Company could be required to reimburse its customers for certain damages resulting from these matters and to defend its customers in patent infringement suits. However, the Company generally does not accept responsibility for any compromise or settlement made without its written consent. To the Company's knowledge, no actions have been initiated or threatened directly against the Company in connection with these matters, although certain customers have requested that the Company defend them and indemnify them against possible claims based on their use of equipment supplied by the Company. A number of the Company's customers have actually been sued, and the Company understands that certain of them have settled such suits but have not sought any contribution from the Company. The Company believes that no equipment marketed by the Company, and no process performed by such equipment, infringe on the patents in question and does not believe that such matters will have a material adverse effect on its financial condition or operating results. However, the ultimate outcome of any infringement claim affecting the Company is uncertain and there can be no assurances that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition or operating results.

EMPLOYEES

At September 30, 1995, K&S had 1,695 permanent employees, 55 temporary employees and 126 contract employees worldwide. In addition, at September 30, 1995, AFW had 295 employees. The only Company employees represented by a labor union are AFW's employees in Singapore. K&S considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information regarding the executive officers of the Company.

                             First Became
                              an Officer
       Name            Age  (calendar year)                             Position
---------------------  ---  ---------------  ---------------------------------------------
C. Scott Kulicke        46     1976     Chairman of the Board of Directors and Chief Executive
                                        Officer
Morton K. Perchick      58     1982     Executive Vice President
Clifford G. Sprague     52     1989     Senior Vice President and Chief Financial Officer
Moshe Jacobi            53     1992     Senior Vice President, Expendable Tools and Materials
Asuri Raghavan          42     1991     Senior Vice President, Marketing
Cary H. Baskin          46     1995     Vice President, Die Bonder Business
Mark H. Heeter          48     1995     Vice President, Human Resources
Shlomo Oren             49     1991     Vice President and Managing Director of Kulicke and
                                        Soffa(Israel) Ltd.
R. Kelly Payne          35     1995     Vice President and President of AFW
Charles Salmons         40     1992     Vice President, Operations
Teruhiko Sawachi        52     1991     Vice President and President of Kulicke and Soffa (Japan) Ltd.

Walter Von Seggern      55     1992     Vice President, Engineering and Technology
Michael A. Wolf         51     1995     Vice President, Sales

C. Scott Kulicke has been Chief Executive Officer since 1979 and Chairman of the Board since 1984. Prior to that he held a number of executive positions with the Company. Mr. Kulicke is the son of Frederick W. Kulicke, Jr., a member of the Board of Directors.

Morton K. Perchick joined the Company in 1980 and has served in various executive positions, most recently as Senior Vice President, prior to his being appointed Executive Vice President in July 1995.

Clifford G. Sprague joined the Company in March 1989 as Vice President and Chief Financial Officer and was promoted to Senior Vice President in 1990. Prior to joining the Company, he served for more than five years as Vice President and Controller of the Oilfield Equipment Group of NL Industries, Inc., an oilfield equipment and service company.

Moshe Jacobi has served as the Company's Senior Vice President, Expendable Tools and Materials since July 1995. Prior to that, he had served as Vice President of the Company and Managing Director of Micro-Swiss

Ltd., a wholly-owned subsidiary of the Company since November 1992. He was Division Director and General Manager of the Micro-Swiss Division from July to November 1992, and, from August 1986 to July 1992, he was Deputy Managing Director of Kulicke and Soffa (Israel) Ltd., a wholly-owned subsidiary of the Company.

Asuri Raghavan was promoted to Senior Vice President, Marketing in July 1995, having served as Vice President of the Wire Bonder Business since December 1993. Prior to that, he served as Vice President, Strategic Development from June 1991 to 1993, and in various other management capacities since joining the Company in 1980, except for the period from December 1985 until November 1987 when he was Director, Research and Technology of American Optical.

Cary H. Baskin joined the Company in 1992 and since February 1995 he has served as Vice President, Die Bonder Business. Prior to such time, Mr. Baskin served as director of corporate marketing and, before that, director of product marketing for the Company's ball bonding and TAB business. Formerly, Mr. Baskin held senior marketing positions with Mars Electronics and Checkpoint Systems.

Mark H. Heeter was appointed Vice President, Human Resources in July 1995.
Prior to that, he was Vice President of Human Resources of The Dispatch Printing Company from 1993 to 1994. From 1987 to 1993, Mr. Heeter was Director of Human Resources of Checkers, Simon and Rosner, a public accounting and business services firm.

Shlomo Oren joined the Company in 1980 and has served as a Vice President of the Company since 1991 and has been Managing Director of Kulicke and Soffa (Israel), Ltd. since January 1993. Prior to January 1993, he served as Vice President of Marketing of the Company, Director, Microelectronic Business Division of the Company, and Deputy Managing Director, Marketing, Kulicke and Soffa (Israel).

R. Kelly Payne was elected a Vice President of the Company in October 1995 following the Company's acquisition of Circle "S" and AFW. Prior to joining the Company, he had served since 1989 in various executive capacities with AFW and American Fine Wire, Ltd., its Singapore-based subsidiary. He became President and Chief Executive Officer of AFW in January 1994.

Charles Salmons joined the Company in 1978 and became Vice President, Operations in September 1994. Prior to that, he served as Vice President of Manufacturing, Director of Operations, Director of Production and Manager of Production.

Teruhiko Sawachi joined the Company in December 1991 as Vice President of the Company and President of Kulicke & Soffa (Japan) Ltd. Prior to that, he was Representative Director of Senco Japan Ltd., a division of Senco Products, Inc., from November 1987 to December 1991.

Walter Von Seggern joined the Company in September 1992 as Vice President of Engineering and Technology. From April 1988 to April 1992, he worked for M/A-Com, Inc. He was General Manager of M/A-Com's ANZAC, RGH and Eurotec Divisions from 1990 to 1992 and from 1988 to 1990, he was General Manager of M/A-Com's Radar Products Division.

Michael A. Wolf was appointed Vice President, Sales in February 1995, having served as Director of Sales since 1993. He came to K&S from Proconics International, Inc., Boston, Massachusetts, where he served as vice president of sales and marketing, and has more than 25 years of experience within the semiconductor manufacturing industry in various marketing, sales and sales management positions.

ITEM 2.   PROPERTIES

The Company's major facilities are described in the table below:

                                                                                              Lease
                                                                     Products               Expiration
  Facility       Approximate Size         Function                 Manufactured                Date
------------     ----------------      ---------------           ------------------         ------------

Willow Grove,    214,000 sq.ft. (1)    Corp. headquarters,       Wire bonders, die bonders  N/A
Pennsylvania                           manufacturing,            and TAB bonders
                                       technology center, sales
                                       and service

Haifa, Israel     43,000 sq.ft. (2)    Manufacturing,            Manual wire bonders,       April 2002
                                       technology center,        dicing saws and
                                       assembly systems          automatic multi-process
                                                                 assembly systems

Haifa, Israel     26,000 sq.ft. (3)    Manufacturing, Micro-     Capillaries, wedges and    March 1999
                                       Swiss operations          die collets

Hong Kong         16,000 sq.ft. (2)    Sales and service                                    September 1996

Tokyo, Japan      10,667 sq.ft. (2)    Technology center, sales                             November 1997/
                                       and service                                          July 1996

Singapore         22,942 sq.ft. (2)    Manufacturing, AFW        Bonding wire               November 1997
                                       operations

Selma, Alabama    25,629 sq.ft. (2)    Manufacturing, AFW        Bonding wire               October 2017
                                       operations

Zurich,           15,123 sq.ft. (2)    Manufacturing, AFW        Bonding wire               (4)
Switzerland                            operations

(1) Owned.
(2) Leased.
(3) Part owned and part leased.
(4) Cancelable semi-annually upon six months' notice.

The Company is planning to expand its Willow Grove, Pennsylvania facilities and is constructing a manufacturing facility in Yokneam, Israel for its Micro-Swiss operations. Construction of this latter facility is expected to be completed in the fall of 1996. Upon completion, the lease of Micro-Swiss' manufacturing facility in Haifa will be terminated. The Company is also planning to relocate AFW's Singapore facilities. In addition, the Company rents space for sales and service offices in Santa Clara, California; Mesa, Arizona; Zug, Switzerland; Korea; Taiwan; and Singapore. The Company believes that its facilities are generally in good condition.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending legal matters involving the Company. See the discussion of certain legal contingencies in Note 12 to the Company's fiscal 1995 consolidated financial statements included herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol KLIC. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported on the Nasdaq National Market, which prices have been adjusted to reflect the Company's July 1995 two-for-one stock split.

                        High          Low
                        ----          ---
Fiscal 1994:
-----------
First Quarter           $14 11/16     $ 6 3/16
Second Quarter            8 13/16       5 3/16
Third Quarter             8 1/8         4 11/16
Fourth Quarter            8 11/16       5 5/8

Fiscal 1995:
-----------
First Quarter           $10 31/32     $ 7 1/2
Second Quarter           14 7/8         9 1/8
Third Quarter            33 3/8        13 1/4
Fourth Quarter           45 3/8        32 7/8

On December 1, 1995, there were 731 holders of record of the shares of outstanding Common Stock.

The Company currently does not pay cash dividends on its Common Stock. The Company presently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

The amended Gold Supply Agreement dated October 2, 1995 between AFW and its subsidiaries (collectively, the "AFW Companies") and their gold supplier contains certain financial covenants and prohibits the AFW Companies from paying any dividends or making any distributions without the consent of the supplier if following any such dividend or distribution the net worth of the AFW Companies would be less than $7.0 million.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, which are included elsewhere herein.


Income Statement Data:                                               Fiscal Year Ended September 30,
                                                        --------------------------------------------------------
                                                           1995      1994        1993       1992          1991
                                                        ---------  ---------  ---------  ---------     ---------
                                                               (in thousands, except per share amounts)
Net sales                                              $304,509   $173,302    $140,880    $ 94,959    $100,193
Cost of goods sold                                      167,457    101,334      79,205      54,558      51,496
                                                       --------   --------    --------    --------    --------
Gross profit                                            137,052     71,968      61,675      40,401      48,697
Selling, general and administrative                      50,728     36,752      31,463      34,104      34,083
Research and product development, net                    30,884     21,286      15,932      13,887      15,138
Restructuring cost                                           --         --          --       4,450          --
                                                       --------   --------    --------    --------    --------
Income (loss) from operations                            55,440     13,930      14,280     (12,040)       (524)
Interest expense, net (a)                                   173       (907)     (1,066)     (1,019)     (1,029)
Other expense (b)                                            --         --      (1,125)         --          --
                                                       --------   --------    --------    --------    --------
Income (loss) before income taxes and
 extraordinary gain                                      55,613     13,023      12,089     (13,059)     (1,553)
Provision for income tax expense (benefit)               12,791      2,605       1,258        (718)       (310)
                                                       --------   --------    --------    --------    --------
Income (loss) before extraordinary gain                  42,822     10,418      10,831     (12,341)     (1,243)
Extraordinary gain, net of tax (a)                           --         --          --         218         211
                                                       --------   --------    --------    --------    --------
Net income (loss)                                      $ 42,822   $ 10,418    $ 10,831    $(12,123)   $ (1,032)
                                                       ========   ========    ========    ========    ========

Income (loss) per share (c):
 Primary:
   Before extraordinary gain                           $   2.38   $   0.63    $   0.66    $  (0.78)   $  (0.08)
   Extraordinary gain                                        --         --          --        0.01        0.01
                                                       --------   --------    --------    --------    --------
   Net income (loss)                                   $   2.38   $   0.63    $   0.66    $  (0.77)   $  (0.07)
                                                       ========   ========    ========    ========    ========

 Fully diluted:
   Before extraordinary gain                           $   2.22   $   0.63    $   0.66    $  (0.78)   $  (0.08)
   Extraordinary gain                                        --         --          --        0.01        0.01
                                                       --------   --------    --------    --------    --------
   Net income (loss)                                   $   2.22   $   0.63    $   0.66    $  (0.77)   $  (0.07)
                                                       ========   ========    ========    ========    ========

Weighted average shares outstanding (c):
  Primary                                                18,028     16,665      16,342      15,823      15,694
  Fully diluted                                          19,693     16,665      16,342      15,823      15,694

Balance Sheet Data:                                                        September 30,
                                                       -------------------------------------------------------
                                                          1995       1994        1993        1992        1991
                                                       --------   --------    --------    --------    --------
                                                                              (in thousands)
Working capital                                        $103,833   $ 61,459    $ 58,190    $ 45,937    $ 57,347
Total assets                                            191,029    121,198     105,278      83,941      92,922

Long-term debt, less
 current portion                                            156     26,474      26,708      26,778      27,721
Shareholders' equity                                    133,647     63,234      51,481      38,988      50,173

------------------------
(a) In fiscal 1989, the Company began a program of selectively repurchasing its 8% Convertible Subordinated Debentures at such times as market prices were favorable. The effect of such repurchases has been to reduce interest expense. During fiscal 1995, all of the Company's remaining 8% Convertible Subordinated Debentures were converted into Common Stock or redeemed. See
     Note 6 to the Company's Consolidated Financial Statements included elsewhere herein.
(b) In fiscal 1993, the Company incurred $1.1 million in costs associated with a failed acquisition.
(c) All share and per share data have been restated to give effect to the July 1995 two-for-one stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide, which in turn depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry has historically been highly volatile and experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, expendable tools and materials such as those sold by the Company. In the past, these downturns and slowdowns have also adversely affected the Company's operating results. While the Company does not consider its business to be seasonal in nature, historically there have been substantial fluctuations in the amounts which semiconductor manufacturers and subcontract assemblers have invested in capital equipment. Furthermore, the Company's sales consist primarily of a relatively small number of machines, most with selling prices ranging from approximately $60,000 to over $500,000. A delay in shipment of a limited number of machines, either due to manufacturing delays or to rescheduling or cancelation of customer orders, could have a material adverse effect on results of operations for any particular quarter. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

The Company recorded bookings totaling $342.4 million during the fiscal year ended September 30, 1995 compared to $178.0 million during fiscal 1994. The continued strength in customer orders is primarily attributable to the following factors. First, growing end-user demand for semiconductor devices has resulted in industry-wide expansion both in wafer fabrication capacity and semiconductor assembly capacity. In addition, certain semiconductor manufacturers are replacing older assembly capital equipment with newer, higher throughput machines capable of handling more complex semiconductor devices for a wider variety of applications. Finally, enhanced versions of the Company's gold ball wire bonder (Model 1488 Turbo -introduced in late fiscal 1994) and aluminum wedge bonder (Model 1474fp - introduced in the second quarter of fiscal 1995) offer significant performance advantages compared to the Company's earlier models, including greater throughput, finer pitch capabilities and improved programmability to handle a wider variety of applications. Favorable customer acceptance of these enhanced models contributed to the Company's increased volume of orders during fiscal 1995.

At September 30, 1995, the backlog of customer orders totaled approximately $84.7 million compared to $46.8 million at September 30, 1994. Since the timing of deliveries may vary and orders generally are subject to cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the fiscal year ended September 30, 1995 increased 76% to $304.5 million compared to $173.3 million during fiscal 1994. Approximately $123.6 million of this increase was due to higher unit volume, primarily of the Company's Model 1488 Turbo gold ball wire bonders and 1474fp aluminum wedge bonders, and, to a lesser extent, to increased sales of consumable tools and spare parts. Higher selling prices for the Model 1488 Turbo ball bonder and Model 1474fp wedge bonder contributed approximately $7.6 million to net sales in fiscal 1995, over the amounts reported in fiscal 1994. In addition, approximately $6.1 million of the volume increase was attributable to sales of products added from the July 1994 acquisition of Assembly Technologies ("AT"). By geographic region, increases in net sales in fiscal 1995 as compared to fiscal 1994 were primarily attributable to customers located in the Asia/Pacific region, and, to a lesser extent, to customers located in the United States. Sales to customers in the Asia/Pacific region and the United States accounted for more than 90% of the Company's net sales in fiscal 1995.

Gross profit as a percentage of net sales increased to 45.0% for fiscal 1995 compared to 41.5% for fiscal 1994. The increase in the gross profit percentage resulted principally from improved manufacturing overhead absorption associated with higher sales volumes, the improved gross profit margin on the gold ball and wedge bonder products largely due to the higher selling prices realized on the new, enhanced models, and to a shift in sales mix toward higher margin wedge bonders. During fiscal 1994, the wedge bonder product line comprised 14% of net revenues; in fiscal 1995, wedge bonder products accounted for 20% of net revenues. Partially offsetting the above factors were additional inventory reserves established for slower moving products during fiscal 1995.

Selling, general and administrative expenses ("SG&A") totaled $50.7 million during fiscal 1995, compared to $36.8 million during fiscal 1994. This increase was primarily attributable to higher employment levels required to support the higher volume of business, increased sales incentives and commissions resulting from the higher sales levels, increased management incentives associated with improved earnings and higher outside contractor costs associated with ongoing internal management information systems development efforts. Of the total increase in SG&A costs, $1.5 million was related to the incremental costs incurred by the Company to market and support die bonder products added through the July 1994 acquisition of AT.

Net research and development ("R&D") costs increased to $30.9 million for the fiscal year ended September 30, 1995, compared to $21.3 million for the same period last year. Of the $9.6 million increase in fiscal 1995, $2.0 million resulted from incremental expenditures related to development of the Company's next generation of die bonders and enhancements to die bonder products added through the AT acquisition. The remainder consisted primarily of personnel related costs, outside contractor costs and prototype materials related to new product development. Gross R&D expenses were partially offset by funding received from customers and governmental subsidies totaling $2.8 million in fiscal 1995 and $2.0 million in fiscal 1994.

The Company continues to invest heavily in the development of the 8000 Series wire bonders and in enhancements of existing products, including the Model 1488 turbo ball bonder and Model 1474fp wedge bonder to enable them to handle higher lead-count devices with finer pitch requirements at faster bonding speeds than the earlier Models. In addition, the Company continues to invest in new technologies which may eventually lead to improved or alternate semiconductor assembly technologies.

Operating income totaled $55.4 million for fiscal 1995 compared to $13.9 million for the same period in fiscal 1994. This improvement resulted principally from the higher revenue levels and improved gross profit margins, offset in part by the increased SG&A and R&D expenses noted above. The majority of the increase in operating profit was realized in the United States, where the Company maintains its principal manufacturing operations, and in Hong Kong where the Company's Asia/Pacific sales activities are centered.

During fiscal 1995, all of the Company's remaining 8% Convertible Subordinated Debentures were converted into Common Stock or redeemed. As a result, interest expense during fiscal 1995 was lower than the amount reported in fiscal 1994. In connection with the October 2, 1995 AFW acquisition, the Company borrowed $15.0 million under its Bank Credit facility and $34.4 million pursuant to promissory notes issued to certain former Circle "S" shareholders. During fiscal 1996, the Company will incur interest expense associated with these borrowings until they are repaid.

The increase in the effective tax rate to 23% in fiscal 1995 compared to the fiscal 1994 rate of 20% was due primarily to utilization of remaining net operating loss carryforwards in fiscal 1994, utilization in the United States of R&D tax credits not previously used due to the effects of net operating losses, and to the amount and geographic distribution of taxable income in fiscal 1995. The Company expects that its overall effective tax rate will be higher in the future, as most available tax credits were utilized by the end of fiscal 1995.

The Company is in the process of developing a new generation of wire bonder, the 8000 family, which will be based on an entirely new platform and will require the development of new software and many subassemblies not part of the Company's current wire bonders. While development and technical risks exist which have the potential to delay the introduction of the Model 8020, the Company currently expects that the product will be released in the second half of calendar 1996. However, no assurance can be given that its scheduled introduction in the second half of 1996 will not be delayed, due to technical or other difficulties, or that the Model 8020 will not experience quality or reliability problems after shipment. The Company's inability to complete the development of and introduce the Model 8020 or other new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position. The Company also may incur substantial costs early in a new product's life cycle to ensure the functionality and reliability of such product. Furthermore, the Company's planned transition to the Model 8020 platform involves numerous risks, including the possibility that customers will defer purchases of Model 1488 Turbo wire bonders in anticipation of the availability of the Model 8020 or that the Model 8020 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments, increased risk of inventory obsolescence and delays in collecting accounts receivable. There can be no assurance that the Company will successfully develop and manufacture new products, including the Model 8020, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing would materially adversely affect the Company's business, financial condition and operating results.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1997 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or income statement.

ACQUISITION OF AFW

On October 2, 1995, the Company acquired AFW, a manufacturer of gold and aluminum bonding wire primarily used in the semiconductor assembly industry. Following the AFW acquisition, the Company's consolidated operating results will include the sales, costs and expenses of AFW. During the 12 month period ended September 30, 1995, AFW's revenues totaled $72.4 million. Revenues of AFW include a fabrication charge per thousand feet of wire and the value of precious metals (primarily gold) which is sold to the customer. . AFW has historically reported a lower gross profit margin than the Company. As such, the Company expects its future consolidated gross profit percentage to be lower than historically reported.

The Company's future operating costs will include the operating costs of the AFW business, amortization of intangible assets, including goodwill, arising from the AFW Acquisition and interest expense associated with the acquisition financing. The amortization of intangible assets arising from the AFW Acquisition is not expected to be tax deductible, and as such, will adversely affect the Company's overall effective tax rate in the future. See Note 2 to the Company's fiscal 1995 consolidated financial statements include herein.

As a result of the AFW acquisition, the portion of the Company's operations attributable to the expendable tools and materials will exceed 10% of total revenues. These products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment business. Accordingly, in the future, the Company intends to report its operations in two business segments, its equipment business (sales of capital equipment, related spare parts and services) and its expendable tools and materials business (which will include the Micro-Swiss and AFW operations).

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

Net sales increased 23% in fiscal 1994 to $173.3 million compared to $140.9 million in 1993. Increased unit volume, primarily of the Company's Model 1484LXQ gold ball wire bonders, Model 1472 aluminum wedge bonders and expendable tools, generated approximately $38.7 million of incremental net sales in fiscal 1994 over fiscal 1993. The acquisition of the AT business contributed an additional $1.9 million to fiscal 1994 net sales. By geographic region, increases in net sales in 1994 as compared with 1993 were primarily attributable to customers located in the Asia Pacific region and, to a lesser extent, to customers located in the United States. Sales to customers in Asia Pacific and the United States accounted for more than 90% of the Company's net sales in fiscal 1994.

Increases in net sales from the higher unit volume were partially offset by lower average selling prices of certain machines due to the continuing competitive pricing environment in the Asian market and to discounts given for certain large volume orders booked early in fiscal 1994. In July 1994, the Company introduced the Model 1488 Turbo gold ball wire bonder, which offers significantly improved throughput compared to the Model 1484LXQ ball bonders. The higher productivity offered by this model led to higher average selling prices.

Cost of goods sold increased to $101.3 million for fiscal 1994 from $79.2 million during fiscal 1993, largely as a result of increased unit volume in fiscal 1994. Gross profit as a percentage of net sales decreased from 43.8% during fiscal 1993 to 41.5% for fiscal 1994. This change resulted primarily from the lower average selling prices realized on Model 1484LXQ gold ball wire bonders and, to a lesser extent, from a shift in sales mix. In fiscal 1994, sales of gold ball wire bonders, which have lower than average gross margins, increased to 51% of net sales compared to 46% of total net sales in fiscal 1993. Conversely, sales of higher margin spare parts declined from 14% of net sales in 1993 to 11% in 1994.

SG&A expenses increased 17% to $36.8 million in fiscal 1994 from the $31.5 million reported in fiscal 1993. These higher expenses were primarily attributable to increased sales and customer support activities associated with increased unit volume and the larger installed base of machines, increased costs to enhance the Company's worldwide management information systems and incremental costs to market and support the additional products offered by the Company following the acquisition of AT, including a new sales and service office in Singapore.

Net R&D increased to $21.3 million during fiscal 1994 from $15.9 million in fiscal 1993. Personnel related costs rose as the Company expanded its overall level of R&D activities in fiscal 1994. In addition, the Company incurred higher outside service and prototype materials costs in fiscal 1994 as R&D activities on new products progressed from the design to the development and testing stage. Gross R&D expenses were partially offset by funding received from customers and governmental subsidies totaling $2.0 million in fiscal 1994 and $1.0 million in fiscal 1993. Major R&D projects during fiscal 1994 included development of the improved productivity Model 1488 Turbo gold ball wire bonder, continued efforts toward the next generation 8000 series automatic wire bonders, development of the Model 6900 automatic die attach machine and continuous improvements to enhance the capabilities or extend the lives of the Company's existing products.

Income from operations totaled $13.9 million in fiscal 1994 compared to $14.3 million in fiscal 1993. Although gross profit increased $10.3 million from fiscal 1993 to fiscal 1994, gross profit margin as a percentage of sales decreased from 43.8% in fiscal 1993 to 41.5% in fiscal 1994. This decline resulted primarily from the lower average selling prices for 1484LXQ gold ball wire bonders and, to a lesser extent, an unfavorable shift in the sales mix. As discussed previously, SG&A and R&D expenses increased $10.7 million resulting in lower operating income (primarily in the United States) in fiscal 1994 compared to fiscal 1993.

Changes in interest income and expense were not significant. In fiscal 1993, the Company charged $1.1 million to expense in connection with a failed acquisition attempt; there was no comparable charge in fiscal 1994. The Company's effective tax rate increased to 20% in fiscal 1994 compared to 10.4% in fiscal 1993. The increase primarily resulted from a shift in the amount and geographic distribution of taxable income during fiscal 1994 and from higher utilization of net operating loss carryforwards in the United States and Israel during fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years, the Company has financed its operations principally through cash flows from operations. Cash flows from operating activities and the overall increase in cash and total investments in fiscal 1995 compared to fiscal 1994 generally reflect improved profitability in fiscal 1995. Cash generated by operating activities totaled $22.0 million during fiscal 1995 compared to $12.8 million during fiscal 1994. Cash and total investments increased to $40.9 million at September 30, 1995 from the $27.0 million reported at September 30, 1994.

At September 30, 1995, working capital increased to $103.8 million compared to $61.5 million at September 30, 1994. The accounts receivable balance at September 30, 1995 increased by $37.2 million compared to the

September 30, 1994 balance due largely to increased sales volume in the fiscal 1995 fourth quarter. The $13.6 million increase in inventory at September 30, 1995 primarily reflects growth in raw materials and work in process inventories as the Company continues to increase manufacturing activities to satisfy increased customer demand for its products.

Trade accounts payable and accrued expenses increased by approximately $20.9 million at September 30, 1995 compared to their September 30, 1994 balances.
The increase in trade payables is directly attributable to increased inventory purchases during the fourth quarter of fiscal 1995. The increase in accrued expenses primarily resulted from higher sales and management incentives due to improved fiscal 1995 sales and profits and to increased accruals associated with higher employment levels compared to fiscal 1994.

During fiscal 1995, the Company invested approximately $10.8 million in property and equipment, primarily to upgrade equipment used in the Company's manufacturing and R&D activities and for tooling used in the manufacturing of new machines. The Company presently expects fiscal 1996 capital spending to approximate $30 million. The principal capital projects planned for fiscal 1996 include expansion of facilities (including Singapore and Israel), the purchase of equipment necessary to expand capacity, and a new world-wide management information system. Relocation of AFW's facility in Singapore and the Micro-Swiss facility in Israel is not expected to have a material adverse effect on the Company's results of operation, cash flow or liquidity.

The Company has signed a memorandum of understanding and is currently in discussions with one party which would involve the formation of a joint venture to pursue flip-chip bonding technology development and subcontract services to semiconductor manufacturers. Such joint venture, if consummated on the terms currently being discussed, would require a minimum initial investment of approximately $11.0 million to fund the start up of operations.

Cash proceeds to the Company from stock option exercises and sales of shares of Common Stock to employees pursuant to the Company's Employee Stock Purchase Plan generated approximately $1.5 million in cash during fiscal 1995.

The Company maintains a $10.0 million unsecured revolving bank credit facility, subject to interest at 0.25% below the lender's prime rate. Borrowings under this credit line are subject to the Company's compliance with certain financial and other covenants. There were no borrowings under this credit line during fiscal 1995. This credit line will expire on March 29, 1996, unless renewed. The Company expects to renew this credit line.

As described more fully in Note 6 to the Company's fiscal 1995 consolidated financial statements, the Company borrowed $15.0 million under its new term credit facility and $34.4 million pursuant to certain promissory notes, to finance the AFW acquisition. The promissory notes are due January 5, 1996. The Company may borrow additional amounts under the term credit facility to repay the AFW Notes when due. Amounts borrowed under the term credit facility will automatically convert into a five-year term loan payable in equal monthly installments if not repaid by March 29, 1996.

A significant portion of the Company's cash and investments are attributable to undistributed earnings of its foreign subsidiaries. Deferred income taxes have not been provided on that portion of such undistributed earnings which is considered indefinitely reinvested in the foreign operations. If such funds were required to be repatriated to fund the Company's operations or other financial obligations, additional income tax expenses could be required to be recognized. The amended Gold Supply Agreement dated October 2, 1995 between AFW and its subsidiaries (collectively, the "AFW Companies") and their gold supplier contains certain financial covenants and prohibits the AFW Companies from paying any dividends or making any distributions without the consent of the supplier if, following any such dividend or distribution, the net worth of the AFW Companies would be less than $7.0 million.

The Company believes that anticipated cash flows from operations, its working capital and amounts available under its revolving credit facility will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months, including debt service requirements under its bank credit facility. The Company may, however, seek equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions and competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated Financial Statements of Kulicke and Soffa Industries, Inc. and its subsidiaries, listed in the index appearing under Item 14 (a) (1) and (2) are filed as part of the Annual Report on Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Kulicke and Soffa Industries, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 22 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Kulicke and Soffa (Israel) Ltd., a wholly-owned subsidiary, as of September 30, 1994 and for the years ended September 30, 1994 and 1993 which consolidated statements reflect, before adjustments to eliminate intercompany activity, total assets of $17,906,000 at September 30, 1994 and net sales of $27,864,000 and $23,629,000 for the years ended September 30, 1994 and 1993, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Kulicke and Soffa (Israel) Ltd., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
November 14, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Shareholders of
Kulicke and Soffa (Israel) Ltd.


We have audited the consolidated balance sheets of Kulicke and Soffa (Israel) Ltd. and subsidiary as of September 30, 1994, and the related consolidated statements of operations and retained earnings and cash flows for each of the two years in the period ended September 30, 1994, all expressed in U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements (not separately presented herein) expressed in U.S. dollars, present fairly, in all material respects, the consolidated financial position of Kulicke and Soffa (Israel) Ltd. and subsidiary as of September 30, 1994, and the consolidated results of their operations and retained earnings and their cash flows for each of the two years in the period ended September 30, 1994, in conformity with generally accepted accounting principles in the United States.



/s/ LUBOSHITZ, KASIERER & CO.

Certified Public Accountants (Israel)
Haifa, Israel

November 3, 1994
                                                                        95272948

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)




                                                                            September 30,
                                                                      ---------------------------
                                                                        1995               1994
                                                                      -------             -------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents (including time
  deposits:  1995 - $7,877; 1994 - $1,297)                            $ 28,624            $  8,754
Short-term investments                                                   9,590              12,933
Accounts and notes receivable (less allowance
  for doubtful accounts: 1995 - $1,094;
  1994 - $422)                                                          77,427              40,258
Inventories, net                                                        40,850              27,218
Prepaid expenses and other current assets                                3,534               2,427
                                                                      --------            --------

  TOTAL CURRENT ASSETS                                                 160,025              91,590

Investments in debt securities held-to-maturity                          2,732               5,310
Property, plant and equipment, net                                      25,519              20,562
Other assets, including goodwill                                         2,753               3,736
                                                                      --------            --------

  TOTAL ASSETS                                                        $191,029            $121,198
                                                                      ========            ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Debt due within one year                                              $     60            $     60
Accounts payable to suppliers and others                                33,145              19,956
Accrued expenses                                                        16,014               8,300
Estimated income taxes payable                                           6,973               1,815
                                                                      --------            --------

  TOTAL CURRENT LIABILITIES                                             56,192              30,131

Long-term debt, less current portion                                       156              26,474
Deferred income taxes                                                       --                 642
Other liabilities                                                        1,034                 717
                                                                      --------            --------

  TOTAL LIABILITIES                                                     57,382              57,964
                                                                      --------            --------

Commitments and contingencies (Notes 2, 5, 6, 8 and 12)                     --                  --

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
  Authorized - 5,000 shares; issued - none                                  --                  --
Common stock, without par value:
  Authorized - 50,000 shares; issued and
  outstanding: 1995 - 19,310; 1994 - 16,499                             45,757              17,839
Retained earnings                                                       89,238              46,416
Cumulative translation adjustment                                       (1,348)               (841)
Unrealized loss on investments, net of tax                                  --                (180)
                                                                      --------            --------

  TOTAL SHAREHOLDERS' EQUITY                                           133,647              63,234
                                                                      --------            --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $191,029            $121,198
                                                                      ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENT
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                   Fiscal Year Ended September 30,
                                                              -------------------------------------------
                                                                1995             1994              1993
                                                              --------         ---------         ---------

Net sales                                                     $304,509          $173,302          $140,880

Cost of goods sold                                             167,457           101,334            79,205
                                                              --------          --------          --------

Gross profit                                                   137,052            71,968            61,675

Selling, general and administrative                             50,728            36,752            31,463
Research and development, net                                   30,884            21,286            15,932
                                                              --------          --------          --------

Income from operations                                          55,440            13,930            14,280

Interest income                                                  1,580             1,264             1,136
Interest expense                                                (1,407)           (2,171)           (2,202)
Other expense                                                       --                --            (1,125)
                                                              --------          --------          --------

Income before income taxes                                      55,613            13,023            12,089

Provision for income tax expense                                12,791             2,605             1,258
                                                              --------          --------          --------

Net income                                                    $ 42,822          $ 10,418          $ 10,831
                                                              ========          ========          ========



Net income per share:
  Primary                                                     $   2.38          $   0.63          $   0.66
  Fully diluted                                               $   2.22          $   0.63          $   0.66


Weighted average number of
shares outstanding:
  Primary                                                       18,028            16,665           16,342
  Fully diluted                                                 19,693            16,665           16,342


The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Fiscal Year Ended September 30,
                                                                                  --------------------------------
                                                                              1995                1994              1993
                                                                            --------            -------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $ 42,822            $ 10,418           $ 10,831
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                              4,947               3,940              3,212
    Provision for doubtful accounts                                              826                 103                175
    (Gain) loss on sale or disposition of
      property and equipment                                                    (136)                370                  9
    Deferred taxes on income                                                    (718)                234                408
    Provision for inventory reserves                                           2,758                 677              1,011
    Foreign currency transaction (gain) loss                                     281                (267)              (138)
    Changes in components of working capital,
     excluding effects of business acquisitions:
       Increase in accounts receivable                                       (37,995)            (11,023)           (10,695)
       Decrease (increase) in inventories                                    (16,390)              3,258            (10,604)
       Decrease (increase) in prepaid expenses
         other current assets                                                 (1,107)                677                630
       Increase in accounts payable and
         accrued expenses                                                     20,903               2,523              8,178
       Increase in estimated income taxes payable                              5,158               1,287                585
       Other, net                                                                699                 573                275
                                                                            --------            --------           --------

Net cash provided by operating activities                                     22,048              12,770              3,877
                                                                            --------            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of net assets of Assembly Technologies,
   including transaction costs                                                    --              (3,296)                --
 Purchases of investments classified
   as available-for-sale                                                     (12,612)            (25,891)           (10,608)
 Proceeds from sales of investments
   classified as available-for-sale                                           16,631              22,825             10,824
 Proceeds from maturities of investments
   classified as held-to-maturity                                              2,082                  --                 --
 Purchases of plant and equipment                                            (10,777)             (6,202)            (4,404)
 Proceeds from sale of property and equipment                                  1,067                 123                122
                                                                            --------            --------           --------

Net cash used by investing activities                                         (3,609)            (12,441)            (4,066)
                                                                            --------            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on borrowings                                                          (60)                (60)               (82)
 Proceeds from issuances of common stock                                       1,484               1,084              1,215
                                                                            --------            --------           --------

Net cash provided by financing activities                                      1,424               1,024              1,133
                                                                            --------            --------           --------

Effect of exchange rate changes on cash                                            7                 (12)                55
                                                                            --------            --------           --------
CHANGE IN CASH AND CASH EQUIVALENTS                                           19,870               1,341                999
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                            8,754               7,413              6,414
                                                                            --------            --------           --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 28,624            $  8,754           $  7,413
                                                                            ========            ========           ========

See Note 6 for disclosure of non-cash financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                                                         Cumulative    Unrealized     Total
                                             Common Stock                   Retained     Translation    Loss on    Shareholders'
                                        ------------------------
                                         Shares           Amount            Earnings      Adjustment   Investments    Equity
                                        --------         --------           ---------     ----------   -----------   --------

Balances at September 30, 1992            15,888           $15,066            $25,167        $(1,245)       $  --      $ 38,988

Purchases under the employee stock
  purchase plan                              127               330                 --             --           --           330
Employer contribution
  pursuant to 401(k) plan                     22                91                 --             --           --            91
Exercise of stock options                    206               840                 --             --           --           840
Shares issued upon conversion of
  subordinated debt                            1                 9                 --             --           --             9
Translation adjustment                        --                --                 --            392           --           392
Net income                                    --                --             10,831             --           --        10,831
                                          ------           -------           --------        -------        -----      --------

Balances at September 30, 1993            16,244            16,336             35,998           (853)          --        51,481

Purchases under the employee stock
  purchase plan                               79               369                 --             --           --           369
Employer contribution
  pursuant to 401(k) plan                     16               112                 --             --           --           112
Exercise of stock options                    144               603                 --             --           --           603
Tax benefit from exercise of
  stock options                               --               245                 --             --           --           245
Shares issued upon conversion of
  subordinated debt                           16               174                 --             --           --           174
Translation adjustment                        --                --                 --             12           --            12
Unrealized loss on investments                --                --                 --             --         (180)         (180)
Net income                                    --                --             10,418             --           --        10,418
                                          ------           -------           --------        -------        -----      --------

Balances at September 30, 1994            16,499            17,839             46,416           (841)        (180)       63,234

under the employee stock
 purchase plan                               119               556                 --             --           --           556
Employer contribution pursuant
  to 401(k) plan                              12               118                 --             --           --           118
Exercise of stock options                    217               928                 --             --           --           928
Tax benefit from exercise of
  stock options                               --               154                 --             --           --           154
Shares issued upon conversion of
  subordinated debt                        2,463            26,162                 --             --           --        26,162
Translation adjustment                        --                --                 --           (507)          --          (507)
Unrealized gain on investments                --                --                 --             --          180           180
Net income                                    --                --             42,822             --           --        42,822
                                          ------           -------        -----------        -------        -----      --------

Balances at September 30, 1995            19,310           $45,757            $89,238        $(1,348)       $  --      $133,647
                                          ======           =======        ===========        =======        =====      ========

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

Investments - At September 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS 115, the Company's investments other than cash equivalents are classified as "trading," "available-for-sale" or "held-to-maturity," depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management's intentions with respect to holding the securities. Investments classified as available-for-sale are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders' equity. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Concentration of Credit Risks - Financial instruments which may subject the Company to concentration of credit risk at September 30, 1995 and 1994 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company's trade receivables result primarily from the sale of semiconductor equipment and related accessories and replacement parts to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Accounts receivable at September 30, 1995 and 1994 include notes receivable of $15,164 and $204, respectively. The majority of the notes receivable represent an unsecured note from one customer due in 270 days from the date of shipment, with interest commencing after 90 days from the date of issuance at the prime rate plus .25%.

Inventories - Inventories are stated at the lower of cost (determined on the basis of first-in, first-out for certain inventories and average cost for others) or market. The Company generally provides reserves for inventory considered to be in excess of 18 months of forecasted future demand.

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

Intangible Assets - Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight-line basis over the estimated period to be benefited by the acquisition ranging from fifteen to twenty years (see Notes 2 and 10). The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective October 1, 1994. The carrying value of long-lived assets, including goodwill, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated discounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the excess of cost over fair value of net assets that arose in that transaction is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date.

Post-Employment Benefits - In fiscal 1995, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This Statement requires that these benefits be accrued over the employees' periods of service if such benefits vest ratably, or upon termination in certain instances. Adoption of this new statement did not materially impact the Company's financial position or results of operations.

Foreign Currency Translation - The U.S. dollar is the functional currency for all subsidiaries except Kulicke and Soffa (Japan) Ltd., whose functional currency is the Japanese yen. Unrealized translation gains and losses resulting from the translation of Kulicke and Soffa (Japan) Ltd. functional currency financial statement amounts into U.S. dollars in accordance with SFAS No. 52 are not included in determining net income but are accumulated in the Cumulative Translation Adjustment account as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the determination of net income.

Revenue Recognition - Sales are recorded upon shipment of products or performance of services. Expenses for estimated product returns and warranty costs are accrued in the period of sale recognition.

Research and Development Arrangements - The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During fiscal 1995, 1994 and 1993, reductions to research and development expense related to such funding totaled $2,843, $2,022 and $1,005, respectively.

Income Taxes - On October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," on a prospective basis. Until September 30, 1993 the Company's provision for income taxes was based upon SFAS No. 96. Implementation of SFAS No. 109 did not have a material effect on the Company's financial statements. Deferred income taxes are not provided for undistributed earnings of consolidated subsidiaries when such earnings are determined to be invested indefinitely.

Earnings Per Share - Primary earnings per share are computed using the weighted average number of common shares outstanding. Recognition is given to the assumed exercise of stock options, if dilutive. Fully diluted earnings per share are computed based on the weighted average number of shares outstanding plus those shares assumed to be issued upon the exercise of stock options and, in fiscal 1995, the conversion of the subordinated debentures, after giving effect to the elimination of interest expense, net of income taxes, applicable to the debentures. For fiscal 1994 and 1993, no recognition was given to the assumed conversion of debentures since such conversion would either be anti-dilutive or dilution would be less than 3%.

Accounting for Stock-based Compensation - In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1997 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or income statement.

NOTE 2:  SUBSEQUENT EVENT - ACQUISITION OF AMERICAN FINE WIRE CORPORATION

On October 2, 1995, the Company acquired American Fine Wire Corporation ("AFW") through the acquisition of all of the common stock of Circle "S" Industries, Inc., the parent corporation of AFW ("Circle S"). AFW is a manufacturer of fine gold and aluminum wire used in the wire bonding process, and has manufacturing facilities in Singapore; Selma, Alabama; and Zurich, Switzerland.

The preliminary purchase price, before transaction related costs, approximated $53.6 million, subject to possible upward or downward adjustment upon completion of the audit of the closing balance sheet. The Company does not anticipate any material adjustment to the preliminary purchase price. The purchase price was initially financed by borrowings under a new bank term credit facility and seller promissory notes (see Note 6). The excess of the total purchase price over the estimated fair value of acquired tangible net assets is expected to approximate $42 million, consisting primarily of goodwill and a favorable operating lease, both of which will be amortized over a twenty-year period.

This acquisition will be accounted for in fiscal 1996 using the purchase method. Accordingly, AFW's operating results will be included in the Company's historical financial statements commencing October 2, 1995.

Revenues of AFW include a fabrication charge per thousand feet of wire and the value of precious metals (primarily gold) which is sold to the customer. Gross revenues could vary significantly based on market fluctuations in the value of gold. To minimize the Company's financial exposure to gold price fluctuations, the Company obtains gold from its gold supplier on a consignment basis during the fabrication process and purchases the gold upon shipment and sale of the finished product to the customer.

Unaudited pro forma balance sheet and income statement data reflecting the combined balance sheet at September 30, 1995 and combined operating results of the Company and AFW as if the acquisition had occurred on October 1, 1994, after giving effect to certain pro forma adjustments, are as follows:

                                                 Pro forma
                                                (unaudited)
                                                 ---------
  Current assets                                  $178,214
  Property, plant and equipment, net                29,206
  Intangible assets, including goodwill, net        43,454
  Other assets                                       5,508
                                                 ---------

   Total assets                                   $256,382
                                                 =========

  Debt due within one year                        $ 57,489
  Other current liabilities                         63,256
  Other liabilities                                  1,990
                                                 ---------

   Total liabilities                               122,735
                                                 =========

  Shareholders' equity                             133,647
                                                 ---------

   Total liabilities and shareholders' equity     $256,382
                                                 ---------

  Revenue                                         $376,956
  Net income                                        40,994
  Net income per share                               $2.13

The foregoing unaudited pro forma results of operations reflect one year's amortization of the estimated amount of intangible assets, including goodwill, resulting from the acquisition of AFW.

NOTE 3:  INVESTMENTS

The Company adopted SFAS 115 effective September 30, 1994. Adoption of SFAS 115 had no impact on fiscal 1994 results of operations. At September 30, 1995 and 1994, no short-term investments were classified as trading. Investments, excluding cash equivalents, consisted of the following at September 30, 1995 and 1994:


                                                     September 30, 1995                         September 30, 1994
                                              -------------------------------------      ----------------------------------
                                                             Unrealized   Original                 Unrealized      Original
Available-for-sale:                             Fair           Gains       Cost of        Fair      Gains          Cost of
------------------
                                               Value         (Losses)    Investment      Value    (Losses)       Investment
                                              ------         --------    -----------     -----    --------       ----------
U.S. Treasury bills maturing
  in less than one year                        $5,455       $   --        $ 5,455      $ 4,958          $    --      $4,958
Bond mutual funds with
  weighted average maturity
  less than five years                             --           --             --        2,932             (180)      3,112
Adjustable rate notes and
  preferred stock                               2,122           --          2,122        3,507               --       3,507
                                                -----       ------          -----        -----          -------     -------

Short-term investments
  classified as available
  for sale                                     $7,577       $   --         $7,577      $11,397          $  (180)   $ 11,577
                                                =====       ======          =====       ======           ======     =======

Held-to-maturity:
----------------

Corporate bonds with weighted
  average maturity less than
  three years                                  $4,448       $   42         $4,490      $ 5,924          $  (165)   $  6,089
U.S. Treasury notes with
  maturity less than three years                  256           (1)           255          757               --         757
                                                -----        -----         ------       ------           ------      ------
                                               $4,704       $   41          4,745      $ 6,681          $  (165)      6,846
                                                =====        =====                      ======           ======
Short-term investments
 classified as held-to
  maturity                                                                  2,013                                     1,536
                                                                            -----                                    ------

Held-to-maturity investments
  maturing after one year,
  within five years                                                        $2,732                                    $ 5,310
                                                                            =====                                     ======



NOTE 4:  INVENTORIES
                                                                                                 September 30,
                                                                                               -----------------
                                                                                                 1995       1994
                                                                                                ------     -----

 Finished goods                                                                                $10,673    $ 7,657
 Work in process                                                                                15,740      8,664
 Raw materials and supplies                                                                     22,190     17,533
                                                                                                ------     ------
                                                                                                48,603     33,854
 Inventory reserves                                                                             (7,753)    (6,636)
                                                                                                ------     ------

                                                                                               $40,850    $27,218
                                                                                                ======     ======

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT
                                                                 September 30,
                                                               -----------------
                                                                1995    1994
                                                               ------  ------

Land                                                        $  1,026   $  1,095
Buildings and building improvements                           14,879     14,168
Machinery and equipment                                       38,705     31,293
Leasehold improvements                                         2,137      1,362
                                                            --------   --------
                                                              56,747     47,918
Less - Accumulated depreciation
 and amortization                                            (31,228)   (27,356)
                                                            --------   --------

                                                            $ 25,519   $ 20,562
                                                            ========   ========


The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2107. In addition, in connection with the October 2, 1995 acquisition of AFW, the Company assumed certain leases associated with AFW's facilities. Minimum rental commitments under these leases including the AFW leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows: $1,515 in 1996; $1,191 in 1997; $696 in 1998; $528 in 1999; and $6,347
thereafter.

Rent expense for fiscal 1995, 1994 and 1993 was $2,355, $1,663 and $1,585, respectively.

NOTE 6:  DEBT OBLIGATIONS

Debt obligations include the following:
                                                                 September 30,
                                                               ----------------
                                                                1995    1994
                                                               ------  ------
United States:
 8% convertible subordinated debentures                     $  --      $26,257
Asia:
 Term loan                                                    216          277
                                                             ----       ------
 Total debt obligations                                       216       26,534
 Less - current portion                                        60           60
                                                             ----       ------

 Debt due after one year                                    $ 156      $26,474
                                                             ====      =======

The 8% convertible subordinated debentures (the "Debentures") were due March 1, 2008, and required minimum annual sinking fund payments of $1,750. The Debentures were convertible at any time prior to maturity into shares of common stock at a conversion rate of $10.66 per share. In 1995, the Company called for redemption the remaining outstanding Debentures at a redemption price of 101.60% of the principal amount of the Debentures, plus accrued interest thereon. All but $11 of such Debentures were converted into the Company's common stock by July 10, 1995. The remaining $11 in Debentures were redeemed. During fiscal 1994, $174 of Debentures were converted into 16,324 shares of the Company's Common Stock. During fiscal 1993, $9 of Debentures were converted into 842 shares of Common Stock.

The term loan of the Asian subsidiary is payable in equal monthly installments of $5, which include interest, to 1999. Interest is calculated at the Hong Kong prime rate plus 1/2% (9.5% at September 30, 1995 and 8.25% at September 30,
1994).

During fiscal 1995, the Company had a $10,000 unsecured revolving loan facility with interest at prime less 1/4%, and an unused commitment fee equal to 1/4 of 1% of the daily average unused amount of the revolving loan. Borrowings under this facility were subject to certain financial and other covenants, all of which were met as of September 30, 1995. There were no borrowings under this revolving loan facility during fiscal 1995.

In connection with the AFW acquisition, on September 14, 1995, the Company entered into a Restated Loan Agreement which extended its existing $10,000 revolving loan facility to March 29, 1996 (unless renewed) and established a new term credit facility for borrowings of up to $50,000 to finance the AFW acquisition. Borrowings under the $50,000 term credit facility during the first 180 days bear interest at the LIBOR rate plus 50 basis points (6.4375% on October 2, 1995). If amounts borrowed under the term credit facility are not repaid by March 29, 1996, the loan automatically will be converted into a five-year term loan payable in equal monthly installments, plus accrued interest. If converted into a five-year term loan, the term credit facility would bear interest, at the Company's option, at 115 basis points over the five-year U.S. Treasury Securities rate or 100 basis points over LIBOR. The Restated Loan Agreement is unsecured and contains certain financial and other covenants including maintenance of tangible net worth not less than $55.0 million, working capital of not less than $35.0 million, a current ratio of not less than 1.25 to 1.0, a leverage ratio of not more than 1.75 to 1.0 and a fixed charge coverage ratio of not less than 2.0 to 1.0.

On October 2, 1995, the Company borrowed $15,033 under the term credit facility to fund the cash portion of the AFW purchase price. In addition, the Company issued promissory notes to certain selling shareholders of Circle "S" totaling $34,395, which are due on January 5, 1996, bear interest at the rate of 6.4375% per year, less costs (1% per year) of the letters of credit securing such notes, and are not prepayable without the consent of the holders.

Maturities of long-term debt subsequent to September 30, 1995, (exclusive of the $49,428 borrowed in connection with the October 2, 1995 acquisition of AFW) are $60 in 1996, $60 in 1997, $60 in 1998 and $36 in 1999.

Interest paid on the Company's debt obligations was $1,407, $2,171 and $2,202 in fiscal 1995, 1994, and 1993, respectively.

NOTE 7:  SHAREHOLDERS' EQUITY

Common Stock

On June 1, 1995, the Company declared a two-for-one split of its common stock which was distributed on July 28, 1995 to holders of record on July 17, 1995. All share and per share data in the accompanying consolidated financial statements have been adjusted to give effect to this stock split.

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

The following summarizes all employee stock option activity for the three years ended September 30, 1995:

                                                                      September 30,
                                               -------------------------------------------------------------
                                                      1995                    1994               1993
                                               -------------------     -----------------     ---------------
                                                            Average             Average             Average
                                                            Exercise            Exercise            Exercise
                                               Options       Price     Options    Price      Options   Price
                                               -------       -----     -------    -----      -------   -----
                                                                 (Share amounts in thousands)
Options outstanding at
 beginning of period                              472        $5.30        538     $ 3.74       679     $4.05
Granted or reissued                               350         8.06        105      11.46       115      2.88
Exercised                                        (130)        4.21       (118)      4.17      (188)     4.25
Terminated or canceled                            (74)        6.66        (53)      4.07       (68)     3.41
                                                 ----         ----       ----       ----      ----      ----

Options outstanding at
 end of period                                    618        $6.93        472     $ 5.30       538     $3.74
                                                 ====         ====       ====      =====      ====      ====

Options exercisable at
 end of period                                    147        $4.52        200     $ 4.10       252     $4.36
                                                 ====         ====       ====      =====      ====      ====

The Company also maintains a stock option plan for non-officer directors (the "Director Plan") pursuant to which options to purchase 5,000 shares of the Company's Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options to purchase 103,000 shares at an average exercise price of $7.19 were outstanding at September 30, 1995. Options to purchase 16,000 shares are currently exercisable. Options to purchase 88,000 shares granted under the Director Plan were exercised during 1995.

At September 30, 1995, 2,818,000 shares of the Company's Common Stock were reserved for issuance in connection with the stock option plans.

Employee Stock Purchase Plan

Through March 31, 1995, the Company maintained an Employee Stock Purchase Plan which allowed employees to purchase the Company's Common Stock at 85% of the market value on the first or last day of the offering period, whichever was lower. On March 31, 1995, 119,016 shares were sold to employees at a price of $4.675 per share, pursuant to this plan. Effective April 1, 1995 this Plan was discontinued.

NOTE 8:  EMPLOYEE BENEFIT PLANS

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

                                                                     Fiscal Year Ended September 30,
                                                                   -----------------------------------
                                                                    1995            1994          1993
                                                                   -----            ----          ----
Service cost-benefits earned
 during the period                                                $  563           $ 564          $ 489
Interest cost on projected
 benefit obligations                                                 797             670            633
Actual return on plan assets                                        (859)           (153)          (428)
Net amortization and deferral                                       (226)           (878)          (606)
                                                                    ----             ---            ---
Net pension expense (benefit)
 of U.S. plan                                                     $  275           $ 203         $   88
                                                                    ====             ===           ====

Weighted average discount rate                                     7.75%           7.75%          7.25%
Rate of increase in future compensation                            4.00%           4.00%          4.00%
Expected long-term return on assets                                9.00%           9.00%          9.00%

The funded status of the U.S. plan follows:
                                                                                       September 30,
                                                                                   ---------------------
                                                                                    1995           1994
                                                                                    ----           ----
Accumulated benefit obligation, including
 vested benefits of $9,040 and $8,384,
 respectively                                                                     $  9,347       $  8,577
                                                                                   =======        =======

Projected benefit obligation for service
 rendered to date                                                                 $(11,090)      $(10,288)
Plan assets at fair value, primarily mutual
 fund investments and U.S. Treasury bills                                            9,540          9,009
                                                                                    ------        -------

Excess of projected benefit obligation
 over plan assets                                                                   (1,550)        (1,279)
Unrecognized net implementation asset                                                 (126)          (386)
Unrecognized net loss                                                                2,215          2,456
Unrecognized prior service cost                                                         81            107
                                                                                    ------        -------

Prepaid pension cost                                                              $   620        $    898
                                                                                    ======        =======

The Company's foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. The Company believes that these plans are substantially fully funded as to vested benefits.

On a consolidated basis, pension expense was $618, $465 and $284 in fiscal 1995, 1994 and 1993, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages not to exceed 15% of the employees's contribution. The Company's contributions under this plan were $118, $112 and $91 in fiscal 1995, 1994 and 1993, respectively.

NOTE 9:  INCOME TAXES

The provision for income taxes includes the following:


                                             Fiscal Year Ended September 30,
                                             --------------------------------
                                              1995         1994       1993
                                              ----         ----       ----
Current:
 Federal                                     $9,470       $1,353     $ 596
 State                                          600          100        75
 Foreign                                      3,439          918       179
Deferred:
 Federal                                       (898)         113      (253)
 Foreign                                        180          121       661
                                             ------        -----     -----
                                            $12,791       $2,605    $1,258
                                             ======        =====     =====

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $46,192 at September 30, 1995. Such undistributed earnings are intended to be indefinitely reinvested in foreign operations.

The Company's Japanese subsidiary has $844 in net operating loss carryforwards expiring through fiscal 1997, which may be used to offset future taxable income in Japan.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                           Fiscal Year Ended September 30,
                                                                         ----------------------------------
                                                                           1995         1994         1993
                                                                         -------       ------       ------
Computed income tax expense (benefit)
 based on U.S. statutory rate                                            $19,465      $4,558        $4,200
State taxes, net of federal benefit                                          390          65            49
Effect of earnings of foreign subsidiaries
 subject to different tax rates                                           (1,005)     (1,021)         (263)
Benefits from Israeli Approved Enterprise Zones                           (1,470)       (822)           --
Benefits of net operating loss and tax credit
 carryforwards and change in valuation allowance                          (3,493)       (532)       (5,251)
Provision for repatriation of foreign
 earnings, including foreign withholding taxes                               180         121         2,112
Operating losses with no tax benefit                                         194          --           151
Effect of revisions of prior years'
 estimated income taxes                                                     (505)         --           290
Benefits of Foreign Sales Corporation                                       (533)         --            --
Other, net                                                                  (432)        236           (30)
                                                                          ------      ------         -----
                                                                         $12,791     $ 2,605        $1,258
                                                                          ======      ======         =====

Deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities as measured by the current tax rates. The net deferred tax liability balance is attributable to the following cumulative temporary differences:

                                                                                 September 30,
                                                                             -------------------
                                                                              1995         1994
                                                                              -----       ------
Repatriation of foreign earnings,
 including foreign withholding taxes                                         $3,211       $3,031
Depreciable assets                                                            1,329        1,111
Prepaid expenses and other                                                      405          601
                                                                              -----       ------

Total deferred tax liability                                                  4,945        4,743
                                                                              -----       ------

Inventory reserves                                                            1,619        1,594
Accruals and other reserves                                                   2,001        1,126
Net operating loss and tax credit
 carryforwards                                                                  435        5,235
Deferred intercompany profit                                                  1,573           --
                                                                              -----       ------
                                                                              5,628        7,955
Valuation allowance                                                            (607)      (3,854)
                                                                              -----       ------

Total deferred tax asset                                                      5,021        4,101
                                                                              -----       ------

Net deferred tax (asset) liability                                           $  (76)     $   642
                                                                              =====       ======

The remaining valuation allowance at September 30, 1995 is related to foreign net operating loss carryforwards scheduled to expire through the 1997 fiscal year. The net deferred tax asset at September 30, 1995 is included in other non-current assets.

The Company paid income taxes of $8,109, $1,019 and $74 in fiscal 1995, 1994 and 1993, respectively.

NOTE 10:  OTHER FINANCIAL DATA

On October 1, 1995, the Company entered into a Manufacturing License and Supply Agreement with Tokyo Seimitsu Co. Ltd. for the right to manufacture, use and distribute certain products. In connection with the signing of this agreement, the Company is discontinuing the manufacture of a similar product in its Israeli manufacturing facility.

On July 13, 1994, the Company acquired the business and certain assets of Assembly Technologies, an operating division of General Signal Corporation ("AT"), for a cash purchase price approximating $3,296, including transaction-related costs. AT manufactured and sold semiconductor assembly equipment, including automatic die attach machines, automatic dicing saws and related spare parts. The transaction was accounted for as a purchase. Accordingly, the acquired assets and results of operations of the AT business are included in the Company's consolidated financial statements from the date of the acquisition. The excess of the purchase price and transaction-related costs over the fair value of net assets acquired of $1,287 was charged to goodwill, is being amortized over a fifteen year period, and is included in other assets at September 30, 1995 and 1994, net of accumulated amortization.

During fiscal 1993, the Company incurred approximately $1,125 in connection with a proposed acquisition. In September 1993, the Company announced that acquisition negotiations had been terminated and charged all costs associated with this failed transaction to other expense.

Accrued expenses at September 30, 1995 and 1994 include $7,242 and $3,964, respectively, for accrued wages, incentives and vacations.

Maintenance and repairs expense totaled $3,737, $3,027 and $2,503 for fiscal 1995, 1994 and 1993, respectively. Warranty and retrofit expense was $5,085, $1,354 and $661 for fiscal 1995, 1994 and 1993, respectively.

NOTE 11 - OPERATIONS BY GEOGRAPHIC AREA

Prior to its October 2, 1995 acquisition of AFW, the Company operated primarily in one industry segment, the manufacture and sale of production equipment to the semiconductor industry. As a result of the AFW acquisition, the portion of the Company's operations attributable to the expendable tools and materials products will exceed 10% of total revenues. The expendable tools and materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment business. As such, prospectively, the Company will report its operations in two business segments, its equipment business (sales of capital equipment, related spare parts and services) and its expendable tools and materials business (which will include the Micro-Swiss and AFW operations).

The Company's market for its products is worldwide. Export sales (sales from U.S. based operations directly to foreign based customers and sales to foreign locations of U.S. based customers) totaled $78,435, $48,082 and $40,364 for the fiscal years ended September 30, 1995, 1994 and 1993, respectively. Of these amounts, approximately $68,072, $39,506 and $36,313 in fiscal 1995, 1994 and 1993, respectively, were shipped to customers in the Asia/Pacific region (primarily Korea and the Philippines). The remainder of the Company's exports were shipped to customers in the European region.

In addition, a substantial portion of the Company's products are sold to the Company's foreign subsidiaries which, in turn, sell to foreign based customers. Total shipments of the Company's products with ultimate foreign destinations (including export sales) accounted for 78%, 74% and 78% of net revenues during the fiscal years ended September 30, 1995, 1994 and 1993.

Additional information by geographic area for fiscal years ended September 30, 1995, 1994 and 1993 is as follows:

Fiscal year ended September 30, 1995:
---------------------------------------                                                        Adjustments
                                                  United      Hong                 Rest of         and
                                                  States      Kong      Israel      World      Eliminations     Consolidated
                                                  ------      ----      ------      -----      ------------     ------------
Sales to unaffiliated
 customers                                      $146,577    $143,429    $   773     $13,730     $      --          $304,509
Transfers between
 geographic areas                                158,543          51     38,646          24      (197,264)               --
                                                 -------     -------     ------      ------      --------           -------
Total net revenues                              $305,120    $143,480    $39,419     $13,754     $(197,264)         $304,509
                                                 =======     =======     ======      ======      ========           =======

Operating income (loss)                         $ 37,530    $ 14,841    $ 9,004     $ 2,864     $  (2,345)         $ 61,894
                                                 =======     =======     ======      ======      ========
General corporate expenses                                                                                            6,454
Interest income, net                                                                                                   (173)
                                                                                                                    -------
Income before income taxes                                                                                         $ 55,613
                                                                                                                    =======

Identifiable assets                             $ 95,989    $ 42,653    $15,289     $12,229     $  (4,499)         $161,661
                                                 =======     =======     ======      ======      ========
Corporate assets                                                                                                     29,368
                                                                                                                    -------
Total assets                                                                                                       $191,029
                                                                                                                    =======
Fiscal year ended September 30, 1994:
---------------------------------------                                                         Adjustments
                                                  United       Hong                 Rest of        and
                                                  States       Kong      Israel      World      Eliminations    Consolidated
                                                  ------      -----      ------      -----      ------------    ------------
Sales to unaffiliated
 customers                                       $93,643     $71,985    $   858     $ 6,816     $      --          $173,302
Transfers between
 geographic areas                                 81,119         219     27,006         304      (108,648)               --
                                                 -------     -------     ------      ------                         -------
Total net revenues                              $174,762    $ 72,204    $27,864     $ 7,120     $(108,648)         $173,302
                                                 =======     =======     ======      ======      ========           =======

Operating income (loss)                         $  8,698    $  5,784    $ 3,332     $   690     $       4          $ 18,508
                                                 =======     =======     ======      ======      ========
General corporate expenses                                                                                            4,578
Interest expense, net                                                                                                   907
                                                                                                                    -------
Income before income taxes                                                                                         $ 13,023
                                                                                                                    =======

Identifiable assets                             $ 63,991    $ 22,108    $ 9,652     $ 6,905     $  (2,154)         $100,502
                                                 =======     =======     ======      ======      ========
Corporate assets                                                                                                     20,696
                                                                                                                    -------
Total assets                                                                                                       $121,198
                                                                                                                    =======

Fiscal year ended September 30, 1993:
---------------------------------------                                                         Adjustments
                                                 United       Hong                   Rest of        and
                                                 States       Kong       Israel      World     Eliminations    Consolidated
                                                 ------       ----       ------      -----     ------------    ------------
Sales to unaffiliated
 customers                                      $ 71,585    $ 56,041    $ 4,186     $ 9,068     $      --          $140,880
Transfers between
 geographic areas                                 53,492         125     19,132       1,648       (74,397)               --
                                                 -------     -------     ------      ------      --------           -------
Total net revenues                              $125,077    $ 56,166    $23,318     $10,716     $ (74,397)         $140,880
                                                 =======     =======     ======      ======      ========           =======

Operating income (loss)                         $ 11,838    $  4,380    $ 1,722     $   990     $    (123)         $ 18,807
                                                 =======     =======     ======      ======      ========
General corporate expenses                                                                                            4,527
Interest expense, net                                                                                                 1,066
Other expense                                                                                                         1,125
                                                                                                                    -------
Income before income taxes                                                                                         $ 12,089
                                                                                                                    =======

Identifiable assets                             $ 53,756    $ 22,083    $10,176     $ 6,948     $  (2,356)         $ 90,607
                                                 =======     =======     ======      ======      ========
Corporate assets                                                                                                     14,671
                                                                                                                    -------
Total assets                                                                                                       $105,278
                                                                                                                    =======

Transfers between geographic areas are primarily sales of finished products and spare parts and generally are priced at end customer selling price, with intercompany commissions paid to the selling subsidiary in the case of machines, and at a discount off list price in the case of spare parts. Such sales were primarily from the United States to the Company's sales and service operations in Hong Kong, Japan and Europe, and from Israel to the United States. Operating income (loss) by geographic area does not include an allocation of general corporate expenses. Identifiable assets are those that can be directly associated with a particular geographic area. Corporate assets consist principally of cash and investments.

Customers for the Company's equipment and systems include major merchant semiconductor manufacturers. Sales to one such customer represented 11% and 16% of the Company's net sales in fiscal 1994 and 1993, respectively Sales to another such customer represented 20% of net sales in fiscal 1995 and 11% of net sales in each of fiscal 1994 and 1993. In addition, customers for the Company's equipment include firms that perform contract assembly of semiconductors, and electronic systems suppliers that assemble semiconductors for use in their own products and for sales to other companies. Sales to one such customer accounted for approximately 16% and 14% of the Company's net sales in fiscal 1995 and 1994, respectively. Sales to another such customer accounted for 11% of net sales in fiscal 1993.

Net exchange and transaction gains (losses) were ($281), $267 and $138 for the years ended September 30, 1995, 1994 and 1993, respectively.

NOTE 12:  CONTINGENCIES

Certain of the Company's customers have received notices of infringement from two separate parties, each alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by them. The Company's product warranties generally provide customers with indemnification for damages sustained by a customer as a consequence of patent infringement claims arising out of use of the Company's products and obligate the Company to defend such claims. As a consequence, the Company could be required to reimburse its customers for certain damages resulting from these matters and to defend customers in patent infringement suits. As of the date of these financial statements, no actions have been initiated or threatened directly against the Company in connection with these matters, although certain customers have requested that the Company defend and indemnify them against any damages that they may be required to pay on the basis of their use of equipment supplied by the Company and two of the Company's customers have actually been sued. The Company believes, based in part on opinions from the Company's outside patent counsel, that no equipment marketed by the Company, and no process performed by such equipment, infringe on the patents in question.

In addition, In August 1995, a third-party complaint was filed against the Company with respect to the clean up of alleged contaminated soil and ground water beneath a facility located in Fort Washington, Pennsylvania, which the Company partially occupied from 1962 to 1972. On the basis of the complaint and information currently available to it, the Company is unable to quantify the potential financial impact of this matter, but believes the allegations set forth in the complaint are without merit and intends to vigorously defend itself in this matter.

The Company does not believe that the ultimate resolution of the matters described above will have a material adverse effect on its financial condition, operating results or liquidity.

NOTE 13:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial information pertaining to quarterly results of operations follows:

Year ended                     First    Second     Third     Fourth
September 30, 1995:           Quarter   Quarter   Quarter   Quarter     Total
------------------            -------   -------   -------   -------    --------
Net sales                     $51,459   $64,785   $87,296   $100,969   $304,509

Gross profit                  $22,045   $29,157   $39,840   $ 46,010   $137,052

Income from operations *      $ 5,230   $10,943   $18,371   $ 20,896   $ 55,440

Income before income taxes    $ 5,033   $10,720   $18,464   $ 21,396   $ 55,613
Income tax expense              1,309     2,466     4,431      4,585     12,791
                                -----     -----     -----     ------     ------

Net income                    $ 3,724   $ 8,254   $14,033   $ 16,811   $ 42,822
                               ======    ======    ======    =======    =======

Net income per share          $  0.21   $  0.44   $  0.72   $   0.85   $   2.22
                               ======    ======    ======    =======    =======
Year ended                      First    Second     Third    Fourth
 September 30, 1994:          Quarter   Quarter   Quarter    Quarter     Total
--------------------          -------   -------   -------    -------     -----
Net sales                     $38,259   $43,766   $40,838   $ 50,439   $173,302

Gross profit                  $16,471   $18,331   $15,861   $ 21,305   $ 71,968

Income from operations *      $ 2,954   $ 4,185   $ 1,683   $  5,108   $ 13,930

Income before income taxes    $ 2,714   $ 3,943   $ 1,452   $  4,914   $ 13,023
Income tax expense                407       749       305      1,144      2,605
                               ------    ------    ------    -------    -------

Net income                    $ 2,307   $ 3,194   $ 1,147   $  3,770   $ 10,418
                               ======    ======    ======    =======    =======

Net income per share          $  0.14     $0.19     $0.07      $0.23      $0.63
                               ======    ======    ======    =======    =======

* Represents net sales less costs and expenses but before net interest expense and other expense.

NOTE 14:  SUBSEQUENT EVENT (UNAUDITED)

Effective December 31, 1995, the benefits under the Company's pension plan were frozen. As a consequence, accrued benefits will no longer change as a result of an employee's length of service or compensation. In addition, commencing January 1, 1996, the Company will increase the employer's matching contribution percentage to the 401(k) Employee Incentive Savings Plan to varying rates, depending on employee age and years of service, ranging from 30% to 175% of the employees' contributions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 30, 1995, the Company dismissed Luboshitz, Kasierer & Co., certifying accountant for the Company's wholly-owned subsidiary, Kulicke and Soffa Industries (Israel) Ltd. ("KSL"). On the same date, the Company appointed Price Waterhouse LLP's Israeli affiliate, Somekh Chaikin, as the certifying accountant for KSL. This change in certifying accountants was made solely in order to consolidate all audit and tax services with one worldwide accounting firm. This event was reported as Item 4 on a Form 8-K dated March 30, 1995, and filed with the Securities and Exchange Commission on April 5, 1995.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required hereunder with respect to the directors appears under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1996 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 401(b) of Regulation S-K appears in Part I hereof under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

The information required hereunder appears under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1996 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder appears on page one and under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1996 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder appears under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1996 Annual Meeting, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

    (1)   Financial Statements:

    Report of Independent Accountants                                  F-1
    Report of Other Independent Accountants                            F-2
    Consolidated Balance Sheet at September 30, 1995 and 1994          F-3
    Consolidated Income Statement for the fiscal years
       ended September 30, 1995, 1994 and 1993                         F-4
    Consolidated Statement of Cash Flows for the fiscal years
       ended September 30, 1995, 1994 and 1993                         F-5
    Consolidated Statement of Changes in Shareholders' Equity
       for the fiscal years ended September 30, 1995, 1994 and 1993    F-6
    Notes to Consolidated Financial Statements                         F-7 to F-19
     (2) Financial Statement Schedules:
    Report of Other Independent Accountants                            24
    VIII - Valuation and Qualifying Accounts                           25

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

 (3)   Exhibits:

Exhibit
Number                               Item
------   ----------------------------------------------------------------
Item
[S]     [C]
3(i) The Company's Restated Articles of Incorporation, filed as Exhibit 2.1 to the Company's Form 8-A12G dated September 8, 1995, is incorporated herein by reference.

3(ii)   The Company's By-Laws, as amended through June 26, 1990, filed as
        Exhibit 2.2 to the Company's Form 8-A12G dated September 8, 1995, is incorporated herein by reference.

10(i) Form of Officer's Loan Agreement, Note and Stock Pledge Agreement, filed as Exhibit 13(a) to Registration Statement No. 65612 filed September 28, 1979, is incorporated herein by reference.

10(ii) Form of Termination of Employment Agreement between the Company and certain of its officers, filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by reference.*

10(iii) Agreement between the Company and Frederick W. Kulicke, Jr., filed as
        Exhibit 10(iii) to Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.*

10(iv)  The Company's 1980 Employee Incentive Stock Option Plan, filed as
        Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.*

10(v)   The Company's 1983 Employee Incentive Stock Option Plan, filed as
        Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.*

10(vi) The Company's 1988 Incentive and Non-Qualified Employee Stock Option Plan, filed as Exhibit 10(xi) to the

        Company's Annual Report on Form 10-K for the year ended September 30, 1988, is incorporated herein by reference.*

10(vii) The Company's 1988 Non-Qualified Stock Option Plan for Non-Officer
        Directors, as amended, filed as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.*

10(viii)The Company's 1994 Employee Stock Option Plan, filed as Exhibit 10(viii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, is incorporated by reference.*

10(ix)  The Company's 1995 Executive Incentive Compensation Plan, filed as
        Exhibit 10(ix) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, is incorporated by reference.*

10(x) Restated Loan Agreement between the Company and Midlantic Bank, N.A. dated September 14, 1995, filed as Exhibit 10.1 to the Company's Form 8-K dated September 14, 1994, is incorporated by reference.

10(xi) Letter agreement between the Company and Midlantic Bank N.A. dated November 27, 1995.

10(xii) Gold Supply Agreement, as amended October 2, 1995 between American Fine
        Wire Corporation, et al, and Rothschild Australia Limited, filed as
        Exhibit 10.1 to the Company's From 8-K dated September 14, 1995 as amended by Form 8-K/A on October 26, 1995, is incorporated by reference.

10(xiii)Agreement of Employment between Circle "S" Industries, Inc and Larry D.
        Striplin, Jr. dated January 2, 1990.*

10(xiv) Amendment No. 1 to Agreement of Employment between Circle "S"
        Industries, Inc. and Larry D. Striplin, Jr dated May 1, 1995.*

10(xv) Agreement between Circle "S" Industries, Inc. and Larry D. Striplin, Jr. dated September 30, 1995.*

10(xvi) Form of Employment Agreement between Circle "S" Industries, Inc. and
        R. Kelly Payne dated October 2, 1995.*

21      Subsidiaries of the Company.

23(i)   Consent of Price Waterhouse LLP (Independent Accountants).

23(ii)  Consent of Luboshitz, Kasierer & Co. (Independent Accountants).

27      Financial Data Schedule.
--------------------
 *   Indicates a management contract or compensatory plan.
(b)  Reports on Form 8-K

A Form 8-K was filed on September 14, 1995 reporting the signing of the AFW Acquisition agreements.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



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

November 3, 1994
                                                                       (9393-24)

                       KULICKE AND SOFFA INDUSTRIES, INC.
                Schedule VIII-Valuation and Qualifying Accounts
                                 (in thousands)

                                                                   Charged                    Balance
                                       Balance        Charged to   to other                   at end
                                     at beginning     costs and    accounts-     Deductions-     of
           Description                of period       expenses     describe       describe     Period
----------------------------------   ------------    ----------    --------      ----------    -------
Year ended September 30, 1993:
------------------------------

Allowance for doubtful
 accounts                               $  345         $  175        $   --       $   44(1)     $  476
                                         =====          =====         =====        =====         =====

Inventory reserve                       $7,963         $1,011        $   42       $2,798(3)     $6,218
                                         =====          =====         =====        =====         =====

Year ended September 30, 1994:
------------------------------

Allowance for doubtful
 accounts                               $  476         $  103        $   --       $  157(1)     $  422
                                         =====          =====         =====        =====         =====

Inventory reserve                       $6,218         $2,092(2)     $   --       $1,674(3)     $6,636
                                         =====          =====         =====        =====         =====

Valuation allowance for
 deferred taxes                         $4,956         $   --        $   --       $1,102(4)     $3,854
                                         =====          =====         =====        =====         =====

Year ended September 30, 1995:
------------------------------

Allowance for doubtful
 accounts                               $  422         $  826        $   --       $  154(1)     $1,094
                                         =====          =====         =====        =====         =====

Inventory reserve                       $6,636         $3,075(5)     $   --       $1,958(3)     $7,753
                                         =====          =====         =====        =====         =====

Valuation allowance for
 deferred taxes                         $3,854         $   --        $   --       $3,247(4)     $  607
                                         =====          =====         =====        =====         =====

(1)  Bad debts written off.
(2) Amount includes $677 provision for excess and obsolete inventory. The remainder primarily reflects revaluation of inventory pursuant to changed standard costs.
(3) Disposal of excess and obsolete equipment and sales of demonstration and evaluation inventory.
(4) Net change in valuation allowance for deferred tax assets during fiscal 1994 and 1995.
(5) Amount includes $2,758 provision for excess and obsolete inventory. The remainder primarily reflects revaluation of inventory pursuant to changed standard costs.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KULICKE and SOFFA INDUSTRIES, INC.


                                   By:     /s/ C. Scott Kulicke
                                       ---------------------------
                                     C. Scott Kulicke
                                      Chairman of the Board and
                                      Chief Executive Officer

                                   Dated:  December 21, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                     Title                           Date
-----------------------------------             ------------------------             -------------


  /s/ C. Scott Kulicke
-----------------------------------
  C. Scott Kulicke                              Chairman of the Board                December 21, 1995
   (Principal Executive Officer)                 and Director


  /s/ Clifford G. Sprague
-----------------------------------
  Clifford G. Sprague                           Senior Vice President                December 21, 1995
   (Principal Financial and                      and Chief Financial
    Accounting Officer)                          Officer


  /s/ James W. Bagley
-----------------------------------
  James W. Bagley                               Director                             December 21, 1995


  /s/ Frederick W. Kulicke, Jr.
-----------------------------------
  Frederick W. Kulicke, Jr.                     Director                             December 21, 1995


  /s/ John A. O'Steen
-----------------------------------
  John A. O'Steen                               Director                             December21, 1995


  /s/ Allison F. Page
-----------------------------------
  Allison F. Page                               Director                             December 21, 1995


  /s/ MacDonell Roehm, Jr.
-----------------------------------
  MacDonell Roehm, Jr.                          Director                             December 21, 1995


  /s/ Larry D. Striplin, Jr.
-----------------------------------
  Larry D. Striplin, Jr.                        Director                             December 21, 1995


  /s/ C. William Zadel
-----------------------------------
  C. William Zadel                              Director                             December 21, 1995

                                    NOTICE


Item 14(a)3 lists and describes the Exhibits filed as a part of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The Company will provide to any shareholder copies of any such Exhibits upon payment of a fee of $.50 per page. Requests for copies of such Exhibits should be made to: Director of Corporate Communications, Kulicke and Soffa Industries, Inc., 2101 Blair Mill Road, Willow Grove, PA 19090.