Form 10-Q
period 1995-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 1996-02-14
CIK 56978

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended DECEMBER 31, 1995.

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

As of February 7, 1996, there were 19,318,054 shares of the Registrant's Common Stock, Without Par Value outstanding.

                  KULICKE AND SOFFA INDUSTRIES, INC.

                   FORM 10 - Q   DECEMBER 31, 1995

                                INDEX




                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet -
           December 31, 1995 and September 30, 1995                3

          Consolidated Income Statement -
           Three Months Ended December 31, 1995 and 1994           4

          Consolidated Condensed Statement of Cash Flows -
           Three Months Ended December 31, 1995 and 1994           5

          Notes to Consolidated Financial Statements           6 - 9


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                10 - 15


PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K                      15

Signatures                                                        15

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)

                                                 December 31,  September 30,
                                                     1995           1995
                                                   ---------     ---------
                                    ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                          $ 36,291      $ 28,624
 Short-term investments                               10,124         9,590
 Accounts and notes receivable, net                   96,057        77,427
 Inventories, net                                     47,013        40,850
 Prepaid expenses and other current assets             3,211         3,534
                                                     -------       -------
   TOTAL CURRENT ASSETS                              192,696       160,025

 Property, plant and equipment, net                   31,832        25,519
 Intangible assets, primarily goodwill, net           43,729         1,183
 Long-term investments                                 2,227         2,732
 Other assets                                          2,437         1,570
                                                     -------       -------
   TOTAL ASSETS                                     $272,921      $191,029
                                                     =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Debt due within one year                           $ 50,253      $     60
 Accounts payable to suppliers and others             39,628        33,145
 Accrued expenses                                     19,949        16,014
 Estimated income taxes payable                       10,501         6,973
                                                     -------       -------
   TOTAL CURRENT LIABILITIES                         120,331        56,192

 Long-term debt, less current portion                     --           156
 Deferred income taxes                                   605            --
 Other liabilities                                     2,297         1,034
                                                     -------       -------
   TOTAL LIABILITIES                                 123,233        57,382
                                                     -------       -------
 Commitments and contingencies                            --            --

 SHAREHOLDERS' EQUITY:
 Common stock, without par value                      45,802        45,757
 Retained earnings                                   105,575        89,238
 Cumulative translation adjustment                    (1,689)       (1,348)
                                                     -------       -------
   TOTAL SHAREHOLDERS' EQUITY                        149,688       133,647
                                                     -------       -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $272,921      $191,029
                                                     =======       =======
The accompanying notes are an integral part of these consolidated financial statements.

                        KULICKE AND SOFFA INDUSTRIES, INC.
                          CONSOLIDATED INCOME STATEMENT
                     (in thousands except per share amounts)
                                   (unaudited)




                                                     Three months ended
                                                         December 31,
                                                  -----------------------
                                                    1995            1994
                                                  -------          ------

 Net sales                                       $127,189         $51,459

 Cost of goods sold                                75,113          29,414
                                                  -------          ------
 Gross profit                                      52,076          22,045

 Selling, general and
  administrative                                   16,988          10,655
 Research and development, net                     11,276           6,160
                                                  -------          ------
 Income from operations                            23,812           5,230

 Interest income                                      709             342
 Interest expense                                    (881)           (539)
 Other expense                                       (630)             --
                                                  -------          ------
 Income before income taxes                        23,010           5,033
 Provision for income taxes                         6,673           1,309
                                                  -------          ------
 Net income                                      $ 16,337         $ 3,724
                                                  =======          ======

 Net income per share:
  Primary                                           $0.82           $0.22
                                                     ====            ====
  Fully diluted                                     $0.82           $0.21
                                                     ====            ====
 Weighted average shares outstanding:
  Primary                                          19,861          16,828

  Fully diluted                                    19,861          19,343




The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                     Three months ended
                                                         December 31,
                                                     -------------------
                                                      1995         1994
                                                     ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $16,337      $ 3,724
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                      2,183        1,141
   Deferred income taxes                                 75           25
   Changes in other components of working
    capital, excluding the effects
    of the AFW acquisition                           (6,477)      (4,639)
   Other changes, net                                   181         (153)
                                                     ------       ------
Net cash provided by operating activities            12,299           98
                                                     ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash portion of preliminary AFW purchase price,
  less cash acquired                                 (7,383)          --
 Purchase of property, plant and equipment           (4,284)      (1,538)
 Purchases of short-term investments classified
  as available-for-sale                              (5,487)      (2,976)
 Proceeds from sales of short-term investments
  classified as available-for-sale                    4,954        8,353
 Proceeds from maturities of debt securities
  held-to-maturity                                      505          538
                                                     ------       ------
Net cash provided (used) by
 investing activities                               (11,695)       4,377
                                                     ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings under bank
  term credit facility                               15,033           --
 Repayment of borrowings, including AFW
  short-term borrowings                              (8,015)         (15)
 Proceeds from exercise of stock options                 45          193
                                                     ------       ------
Net cash provided by financing activities             7,063          178
                                                     ------       ------
Change in cash and cash equivalents                   7,667        4,653

Cash and cash equivalents at beginning of
 period                                              28,624        8,754
                                                     ------       ------
Cash and cash equivalents at end of period          $36,291      $13,407
                                                     ======       ======


The accompanying notes are an integral part of these consolidated financial statements.

                   KULICKE AND SOFFA INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (amounts in thousands)
                              (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1995 and September 30, 1995, and the results of its operations and its cash flows for the three month periods ended December 31, 1995 and 1994. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.


NOTE 2 - ACQUISITION OF AMERICAN FINE WIRE CORPORATION

On October 2, 1995, the Company acquired American Fine Wire Corporation ("AFW") through the acquisition of all of the common stock of Circle "S" Industries, Inc. ("Circle S"), the parent corporation of AFW. AFW is a manufacturer of fine gold and aluminum wire used in the wire bonding process, and has manufacturing facilities in Singapore; Selma, Alabama; and Zurich, Switzerland.

The preliminary AFW purchase price, excluding transaction related costs, approximated $53,572, is subject to adjustment, and was initially financed by borrowings under a bank term credit facility and seller promissory notes (see
Note 4). The AFW acquisition was accounted for using the purchase method. Accordingly, AFW's operating results are included in the Company's consolidated financial statements commencing October 2, 1995.

The purchase price, including transaction related costs, has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair market values, as follows:

     Cash                                          $10,944
     Accounts receivable                             9,166
     Inventory                                       1,964
     Property and equipment                          3,687
     Intangible assets, primarily goodwill          43,099
     Other assets                                      283
     Short-term debt                                (8,000)
     Accounts payable and accrued expenses          (5,231)
     Other liabilities                              (1,190)
                                                   -------
       Total purchase price                       $ 54,722
                                                   =======

The excess of the purchase price over the estimated fair value of acquired tangible net assets consists primarily of goodwill and a favorable operating lease for the Selma manufacturing facility, both of which are being amortized over a twenty-year period.

Revenues of AFW include a fabrication charge per thousand feet of wire and the value of precious metals (primarily gold) sold to the customer. To minimize the Company's financial exposure to gold price fluctuations, the Company obtains gold from its gold supplier on a consignment basis during the fabrication process and purchases the gold upon shipment and sale of the finished product to the customer.

Unaudited pro forma income statement data reflecting the combined operating results of the Company and AFW for the three month period ended December 31, 1994, as if the acquisition had occurred on October 1, 1994, after giving effect to certain pro forma adjustments, are as follows:

                                                          Pro forma
                                                         -----------
                                                         (unaudited)

     Revenue                                               $68,695
     Net income                                            $ 3,440
     Net income per share                                  $  0.20


NOTE 3 - INVENTORY

                                           December 31,  September 30,
                                               1995          1995
                                              ------        ------
  Finished goods                             $11,200       $10,673
  Work in process                             15,744        15,740
  Raw materials and supplies                  28,372        22,190
                                              ------        ------
                                              55,316        48,603
  Inventory reserves                          (8,303)       (7,753)
                                              ------        ------
                                             $47,013       $40,850
                                              ======        ======

NOTE 4 - DEBT OBLIGATIONS

In connection with the AFW acquisition, on September 14, 1995, the Company entered into a Restated Loan Agreement which extended its existing $10,000 revolving loan facility to March 29, 1996 (unless renewed) and established a separate term credit facility for borrowings of up to $50,000 to finance the AFW acquisition.

On October 2, 1995, the Company borrowed $15,033 under the term credit facility to fund the cash portion of the AFW purchase price and issued promissory notes totaling $34,395 to certain selling shareholders of Circle "S." The promissory notes were repaid in full on January 5, 1996, together with accrued interest thereon. To finance the repayment of the promissory notes, on January 5, 1996, the Company borrowed the remaining $34,967 million available under the term credit facility.

Borrowings under the $50,000 term credit facility until March 29, 1996 bear interest at the LIBOR rate plus 50 basis points (6.3437% at December 31, 1995). If amounts borrowed under the term credit facility are not repaid by March 29, 1996, the loan automatically will be converted into a five-year term loan payable in equal monthly installments, plus accrued interest. If converted into a five-year term loan, the term credit facility would bear interest, at the Company's option, at 115 basis points over the five-year U.S. Treasury Securities rate or at 100 basis points over LIBOR.

The Restated Loan Agreement is unsecured and contains certain financial and other covenants, all of which have been met by the Company.


NOTE 5 - RECLASSIFICATIONS

Certain amounts in the Company's September 30, 1995 balance sheet and statement of cash flows for the three months ended December 31, 1994 have been reclassified to conform to their presentation in the Company's fiscal 1996 financial statements.


NOTE 6 - EARNINGS PER SHARE

For the three month period ended December 31, 1995, primary and fully diluted earnings per share included the dilutive effect of shares issuable upon exercise of stock options. For the three month period ended December 31, 1994, fully diluted earnings per share included the dilutive effects of shares issuable upon exercise of stock options and shares assumed to be issued upon conversion of the Company's 8% convertible subordinated debentures, the remainder of which were either converted or redeemed during fiscal 1995.

NOTE 7 - OPERATING RESULTS BY BUSINESS SEGMENT

As a result of the AFW acquisition, the portion of the Company's business attributable to expendable tools and materials products (which include the Micro Swiss and AFW operations) exceeds 10% of net revenues. These products have different manufacturing processes, distribution channels and a less volatile revenue pattern than historically experienced by the Company's equipment business. Accordingly, in fiscal 1996, the Company commenced reporting its operations on a disaggregated basis by business segment.

Operating results by business segment for the three month periods ended December 31, 1995 and 1994 were as follows:

                               Expendable
                                Tools and  Corporate
Three months ended   Equipment  Materials     and
 December 31, 1995:   Segment    Segment  Eliminations    Total
                     --------- ---------- ------------  ----------

Net sales            $103,235    $23,954                 $127,189
Cost of goods sold     56,541     18,572                   75,113
                      -------     ------                  -------
Gross profit           46,694      5,382                   52,076
Operating costs        23,250      3,226       $1,788      28,264
                      -------     ------        -----     -------
Operating income     $ 23,444    $ 2,156      ($1,788)   $ 23,812
                      =======     ======        =====     =======

                               Expendable
                                Tools and  Corporate
Three months ended   Equipment  Materials     and
 December 31, 1994:   Segment    Segment  Eliminations    Total
                     --------- ---------- ------------  ----------

Net sales            $ 47,412    $ 4,047                 $ 51,459
Cost of goods sold     26,718      2,696                   29,414
                      -------     ------                  -------
Gross profit           20,694      1,351                   22,045
Operating costs        14,629        624       $1,562      16,815
                      -------     ------        -----     -------
Operating income     $  6,065    $   727      ($1,562)   $  5,230
                      =======     ======        =====     =======


Intersegment sales are immaterial.

Item 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Introduction

The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide, which in turn depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry has historically been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, expendable tools and materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results. While the Company does not consider its business to be seasonal in nature, historically there have been substantial fluctuations in the amounts which semiconductor manufacturers and subcontract assemblers have invested in capital equipment.

Furthermore, the Company's sales consist primarily of a relatively small number of machines, most with selling prices ranging from approximately $60,000 to over $500,000. A delay in shipment of a limited number of machines, either due to manufacturing delays or to rescheduling or cancellation of customer orders, could have a material adverse effect on operating results for any particular quarter. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future.

Certain customers have recently asked the Company to delay shipments of machines originally scheduled for the second quarter of fiscal 1996. As a consequence, it is likely that net revenues and earnings will be lower in the second quarter of fiscal 1996 compared to the first quarter of fiscal 1996. However, the Company currently expects fiscal 1996 quarterly net revenues in both the equipment segment and the expendable tools and materials segment to exceed the amounts reported during the comparable quarters of fiscal 1995. The Company continues to believe the long-term trend for the semiconductor industry is positive and as such, intends to continue to aggressively pursue its product development plans and build the infrastructure necessary to support its customer base and the anticipated higher volume of activity.

Results of Operations - Three months ended December 31, 1995 compared to three months ended December 31, 1994.

The Company recorded bookings totaling $138.0 million during the fiscal 1996 first quarter ended December 31, 1995 (including $16.7 million related to AFW) compared to $56.0 million for the first quarter of fiscal 1995. The increase in customer orders primarily reflects a continuation of the elevated order rate experienced throughout fiscal 1995 associated with industry-wide expansion both in wafer fabrication capacity and semiconductor assembly capacity and an increase in the Company's share of the semiconductor assembly capital equipment market, primarily as a result of sales of the Company's 1488 Turbo gold ball wire bonder (the "1488 Turbo bonder").

At December 31, 1995, the backlog of customer orders (excluding AFW products) totalled approximately $96.0 million compared to $85.0 million at September 30, 1995. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the fiscal 1996 first quarter ended December 31, 1995 increased $75.7 million, or 147%, to $127.2 million compared to $51.5 million for the same period last year. Of this increase, $55.8 million was attributable to the equipment segment and $19.9 million was due to the expendable tools and materials segment. Higher unit volume of machines, primarily of the Company's Model 1488 Turbo bonders, accounted for approximately $51.3 million of the fiscal 1996 revenue increase. Higher selling prices for the Model 1488 Turbo bonder (compared to selling prices realized on earlier models of gold ball wire bonders) contributed an additional $2.7 million to net revenues in fiscal 1996, over the amounts reported in fiscal 1995. Approximately $16.7 million of the fiscal 1996 increase in net revenues was attributable to sales of wire products following the October 2, 1995 AFW acquisition and approximately $3.2 million was due to increased sales of expendable tools over the comparable period last year. By geographic area, the revenue increases were primarily realized in the Asia/Pacific region, with shipments primarily destined for Korea, Taiwan and the Philippines.

Gross profit as a percentage of net revenues in the equipment segment increased to 45.2% during the first quarter of fiscal 1996 from 43.6% during the first quarter of fiscal 1995. Improved manufacturing overhead absorption associated with higher sales volumes and improved selling prices on the 1488 Turbo bonder in the first quarter of fiscal 1996 were primarily responsible for this increase.

In the expendable tools and materials segment, gross profit as a percentage of net revenues decreased to 22.5% for the first quarter of fiscal 1996 from 33.4% for the same period last year. This decrease is due primarily to the effect of the AFW acquisition, as AFW's gross profit percentage is significantly lower than that historically realized on sales of expendable tools.

Selling, general and administrative expenses ("SG&A") totaled $17.0 million during the first quarter of fiscal 1996, compared to $10.7 million during the same period last year. Of this increase, $2.1 million reflects incremental SG&A costs attributable to the AFW acquisition, including $520,000 of goodwill amortization. The remainder of the increase was primarily attributable higher employment levels in fiscal 1996 required to support the higher volume of business and to annual salary increases.

Net research and development ("R&D") costs increased to $11.3 million for the first quarter of fiscal 1996, from the $6.2 million for the same period last year. The Company continues to invest heavily in the development of the 8000 Series wire bonders and in enhancements of existing products, including an enhancement to the Model 1488 Turbo bonder which will enable it to deliver improved throughput compared to the current Model 1488 Turbo.

Operating income totaled $23.8 million for the first quarter of fiscal 1996 compared to $5.2 million for the same period in fiscal 1995. This improvement resulted principally from the higher revenue levels and improved gross profit margins in the equipment segment, offset in part by the increases in SG&A and R&D expenses noted above.

The majority of interest expense incurred during the first quarter of fiscal
1996 resulted from borrowings related to the AFW acquisition.   During the
fiscal 1995 first quarter, most of the interest expense related to the Company's 8% Subordinated Convertible Debentures, the remainder of which were converted or redeemed during fiscal 1995. Interest income during the first quarter of fiscal 1996 exceeded the amount reported for the first quarter of fiscal 1995 primarily due to interest earned on a note receivable from a customer and to a higher average balance of invested cash in fiscal 1996.

Non-operating costs in fiscal 1996 included the write-off of approximately $630,000 of costs incurred with a proposed offering of the Company's common stock to the public which was indefinitely delayed due to a decline in the market price of the Company's common stock.

The increase in the Company's effective tax rate to 29% in fiscal 1996 compared to the fiscal 1995 rate of 24% was due primarily to utilization of most remaining tax credit carryforwards in fiscal 1995, the effect of non-deductible goodwill amortization resulting from the AFW acquisition, and the estimated amount and geographic distribution of taxable income in fiscal 1996.

The Company is in the process of developing a new generation of wire bonder, the 8000 family, which will be based on an entirely new platform and will require the development of new software and many subassemblies not part of the Company's current wire bonders. While development and technical risks exist which have the potential to delay the introduction of the Model 8020 (the first production model of the 8000 family), the Company currently expects that the product will be released in the second half of calendar 1996. However, no assurance can be given that its scheduled introduction in the second half of 1996 will not be delayed due to technical or other difficulties, or that the Model 8020 will not experience quality or reliability problems after shipment. The Company's inability to complete the development of and introduce the Model 8020 or other new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position. The Company also may incur substantial costs early in a new product's life cycle to ensure the functionality and reliability of such product.

Furthermore, the Company's planned transition to the Model 8020 platform involves numerous risks, including the possibility that customers will defer purchases of the current model of gold ball wire bonders in anticipation of the availability of the Model 8020 or that the Model 8020 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to accurately forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments, increased risk of inventory obsolescence and delays in collecting accounts receivable. There can be no assurance that the Company will successfully develop and manufacture new products, including the Model 8020, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing would materially adversely affect the Company's business, financial condition and operating results.


LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years, the Company has financed its operations principally through cash flows from operations. Cash generated by operating activities totaled $12.3 million during the first quarter of fiscal 1996 compared to $98,000 during the first quarter of fiscal 1995. Cash and total investments increased to $48.6 million at December 31, 1995 from the $40.9 million reported at September 30, 1995. Cash flows from operating activities and the overall increase in cash and total investments in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 generally reflect improved profitability in fiscal 1996.

As described in Notes 2 and 4 to the Company's December 31, 1995 financial statements, the Company acquired AFW on October 2, 1995. In connection with this acquisition, $17.2 million of the $53.6 million preliminary purchase price was paid in cash at closing. The Company borrowed $15.0 million under its new term credit facility and $34.4 million pursuant to certain promissory notes, to finance the AFW acquisition. The promissory notes were repaid in full on January 5, 1996. To finance the repayment of the promissory notes, on January 5, 1996, the Company borrowed the remaining $35.0 million under the bank term credit facility.

At December 31, 1995, working capital decreased to $72.3 million compared to $103.8 million at September 30, 1995. This resulted primarily from the $50 million of borrowings associated with the AFW acquisition which are classified as current liabilities at December 31, 1995. If such borrowings are not repaid by March 29, 1996, the outstanding balance automatically will be converted to a five year term loan.

The accounts receivable balance at December 31, 1995 increased by $18.6 million compared to the September 30, 1995 balance. Of this increase, $8.4 million was attributable to the AFW acquisition and $5.1 million was due to an increase in the note receivable from a customer. The remainder of the increase was due to increased sales volume in the fiscal 1996 first quarter. The $13.6 million increase in inventory at December 31, 1995 primarily reflects approximately

$2.3 million related to the AFW acquisition and growth in raw materials and work in process inventories as the Company continues to increase manufacturing activities to satisfy increased customer demand for its products.

Trade accounts payable and accrued expenses increased by approximately $10.4 million at December 31, 1995 compared to their September 30, 1995 balances. The increase in trade payables reflects the effect of the AFW acquisition, increased inventory purchases and the timing of vendor payments during the first quarter of fiscal 1995. The increase in accrued expenses reflects additional accruals related to the AFW business and acquisition related accruals.

During the first quarter of fiscal 1996, the Company invested approximately $4.3 million in property and equipment, primarily to upgrade equipment used in the Company's manufacturing and R&D activities and for tooling used to manufacture new models of machines. The Company presently expects fiscal 1996 capital spending to approximate $30 million. The principal capital projects planned for fiscal 1996 include expansion of facilities (including Willow Grove, PA, Singapore and Israel), purchase of equipment necessary to expand capacity, and investment in a new global management information system. Relocation of facilities in Singapore and Israel is not expected to have a material adverse effect on the Company's results of operation, cash flow or liquidity.

In addition, the Company has signed a memorandum of understanding and is currently in discussions with one party which would involve the formation of a joint venture to pursue flip-chip bonding technology development and subcontract services to semiconductor manufacturers. This joint venture, if consummated on the terms currently being discussed, would require a minimum initial investment of approximately $11.0 million to fund the start up of operations.

The Company maintains a $10.0 million unsecured revolving bank credit facility, subject to interest at 0.25% below the lender's prime rate. Borrowings under this credit line are subject to the Company's compliance with certain financial and other covenants. There have been no borrowings under this credit line during fiscal 1996. This credit line will expire on March 29, 1996, unless renewed. The Company intends to renew this credit line.

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

The Company believes that anticipated cash flows from operations, its working capital and amounts available under its revolving credit facility will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months, including debt service requirements under its bank term credit facility. The Company may, however, seek additional equity or additional or replacement debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions and competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

PART II.  OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8 - K

On October 6, 1995, the Company filed a Form 8-K dated October 2, 1995, reporting as Item 2, the consummation of the AFW acquisition.
On October 26, 1995, the Company filed Amendment 1 to the Form 8-K dated September 14, 1995, to revise certain previously filed financial information.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KULICKE AND SOFFA INDUSTRIES, INC.



Date: February 14, 1996       /s/ Clifford G. Sprague
                              ______________________________________
                              Clifford G. Sprague
                               Senior Vice President,
                               Chief Financial Officer and
                               Chief Accounting Officer