Form 10-Q
period 1996-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 1996-05-15
CIK 56978

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended  MARCH 31, 1996.
                                    ----------------
                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to          .
                                     ---------    ---------

Commission File No.  0-121
                    -------


                  KULICKE AND SOFFA INDUSTRIES, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                               23-1498399
- ----------------------------                  -------------------
(State or other jurisdiction                     (IRS Employer
    of incorporation)                         Identification No.


2101 BLAIR MILL ROAD, WILLOW GROVE, PENNSYLVANIA          19090
- ------------------------------------------------       ----------
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

As of May 3, 1996, there were 19,370,862 shares of the Registrant's Common Stock, Without Par Value outstanding.

                  KULICKE AND SOFFA INDUSTRIES, INC.

                    FORM 10 - Q   MARCH 31, 1996

                                INDEX

                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

          Consolidated Balance Sheet -
           March 31, 1996 and September 30, 1995                   3

          Consolidated Income Statement -
           Three and Six Months Ended March 31, 1996
           and 1995                                                4

          Consolidated Condensed Statement of Cash Flows -
           Six Months Ended March 31, 1996 and 1995                5

          Notes to Consolidated Financial Statements          6 -  9

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.               10 - 16


PART II.  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES.                                  16

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    16

Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                     17

Signatures.                                                       17

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)
                                                   March 31,   September 30,
                                                     1996           1995
                                                   ---------     ---------
                                    ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                          $ 35,474      $ 28,624
 Short-term investments                               12,575         9,590
 Accounts and notes receivable, net                   86,253        77,427
 Inventories, net                                     50,964        40,850
 Prepaid expenses and other current assets             4,497         3,534
                                                     -------       -------
   TOTAL CURRENT ASSETS                              189,763       160,025

 Property, plant and equipment, net                   35,101        25,519
 Intangible assets, primarily goodwill, net           43,167         1,183
 Long-term investments                                 1,600         2,732
 Other assets                                          2,704         1,570
                                                     -------       -------
   TOTAL ASSETS                                     $272,335      $191,029
                                                     =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Current portion of long-term debt                  $    659      $     60
 Accounts payable to suppliers and others             29,216        33,145
 Accrued expenses                                     20,631        16,014
 Income taxes payable                                  6,665         6,973
                                                     -------       -------
   TOTAL CURRENT LIABILITIES                          57,171        56,192

 Long-term debt                                       50,925           156
 Deferred income taxes                                   690            --
 Other liabilities                                     2,511         1,034
                                                     -------       -------
   TOTAL LIABILITIES                                 111,297        57,382
                                                     -------       -------
 Commitments and contingencies                            --            --

 SHAREHOLDERS' EQUITY:
 Common stock, without par value                      46,807        45,757
 Retained earnings                                   116,280        89,238
 Cumulative translation adjustment                    (2,049)       (1,348)
                                                     -------       -------
   TOTAL SHAREHOLDERS' EQUITY                        161,038       133,647
                                                     -------       -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $272,335      $191,029
                                                     =======       =======
 The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                        CONSOLIDATED INCOME STATEMENT
                    (in thousands, except per share data)
                                (unaudited)

                                     Three months            Six months
                                    ended March 31,        ended March 31,
                                  ------------------     ------------------
                                    1996       1995       1996        1995
                                  -------     ------     -------    -------

Net sales                        $115,374    $64,785    $242,563   $116,244

Cost of goods sold                 69,877     35,628     144,990     65,042
                                  -------     ------     -------    -------
Gross Profit                       45,497     29,157      97,573     51,202

Selling, general and
 administrative                    18,256     11,668      35,244     22,323
Research and development, net      12,155      6,546      23,431     12,706
                                  -------     ------     -------     ------
Income from operations             15,086     10,943      38,898     16,173

Interest income                       860        318       1,569        660
Interest expense                     (820)      (541)     (1,701)    (1,080)
Other expense                          --         --        (630)        --
                                  -------     ------     -------     ------
Income before income taxes         15,126     10,720      38,136     15,753

Provision for income taxes          4,390      2,466      11,063      3,775
                                  -------     ------     -------     ------
                                   10,736      8,254      27,073     11,978
Equity in loss of joint venture        31         --          31         --
                                  -------     ------     -------     ------
Net income                       $ 10,705    $ 8,254    $ 27,042    $11,978
                                  =======     ======     =======     ======

Net income per share:
  Primary                           $0.54      $0.49       $1.36    $  0.71
                                     ====       ====        ====       ====
  Fully diluted                     $0.54      $0.44       $1.36    $  0.65
                                     ====       ====        ====       ====
Weighted average shares
 outstanding:
  Primary                          19,831     16,963      19,854     16,881

  Fully diluted                    19,831     19,482      19,854     19,426


The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                Six months ended March 31,
                                                    1996          1995
                                                   ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $27,042       $11,978
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                    4,577         2,323
   Deferred income taxes                              160            50
   Changes in other components of working
    capital net of acquisition of business        (15,940)      (14,374)
   Other changes, net                               1,067           462
                                                   ------        ------
Net cash provided by operating activities          16,906           439
                                                   ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash portion of AFW purchase price,
  less cash acquired                              (41,778)           --
 Purchase of property, plant and equipment         (7,876)       (3,040)
 Purchases of short-term investments
  classified as available-for-sale                (13,028)       (2,976)
 Proceeds from sales of short-term investments
  classified as available-for-sale                 10,692        11,867
 Proceeds from maturities of debt securities
  held-to-maturity                                    505            --
 Investment in joint venture                         (510)           --
                                                   ------        ------
Net cash (used) provided by investing activities  (51,995)        5,851
                                                   ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings under bank
  credit facility                                  50,000            --
 Repayment of borrowings and capital
  lease obligations                                (8,142)          (30)
 Proceeds from exercise of stock options              103           975
                                                   ------        ------
Net cash provided by financing activities          41,961           945
                                                   ------        ------
Effect of exchange rate changes on cash               (22)           32
                                                   ------        ------
Change in cash and cash equivalents                 6,850         7,267
Cash and cash equivalents at beginning of
 period                                            28,624         8,754
                                                   ------        ------
Cash and cash equivalents at end of period        $35,474       $16,021
                                                   ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                KULICKE AND SOFFA INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (amounts in thousands)
                           (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Kulicke and Soffa Industries, Inc.'s ("the Company") financial position as of March 31, 1996 and September 30, 1995, and the results of its operations and its cash flows for the three and six month periods ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

NOTE 2 - ACQUISITION OF AMERICAN FINE WIRE CORPORATION

On October 2, 1995, the Company acquired American Fine Wire Corporation ("AFW") through the acquisition of all of the common stock of Circle "S" Industries, Inc. ("Circle "S""), the parent corporation of AFW. AFW is a manufacturer of fine gold and aluminum wire used in the wire bonding process, and has manufacturing facilities in Singapore; Selma, Alabama; and Zurich, Switzerland. The AFW purchase price, including transaction related costs, approximated $54.7 million, and was initially financed by borrowings under a bank credit facility and seller promissory notes (see Note 5). The AFW acquisition was accounted for using the purchase method. Accordingly, AFW's operating results are included in the Company's consolidated financial statements commencing October 2, 1995.

The AFW purchase price, including transaction related costs, has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values, as follows:

     Cash                                          $10,944
     Accounts receivable                             9,166
     Inventory                                       1,964
     Property and equipment                          3,687
     Intangible assets, primarily goodwill          43,099
     Other assets                                      283
     Short-term debt                                (8,000)
     Accounts payable and accrued expenses          (5,231)
     Other liabilities                              (1,190)
                                                    ------
       Total purchase price                        $54,722
                                                    ======

The excess of the AFW purchase price over the estimated fair value of acquired tangible net assets consists primarily of goodwill and a favorable operating lease for the Selma manufacturing facility, both of which are being amortized over a twenty-year period.

Unaudited pro forma income statement data reflecting the combined operating results of the Company and AFW for the six month period ended March 31, 1995, as if the acquisition had occurred on October 1, 1994, after giving effect to certain pro forma adjustments, are as follows:

                                                     Pro forma
                                                    -----------
                                                    (unaudited)

Revenue                                               $151,190
Net income                                            $ 11,472
Net income per share                                  $   0.63

NOTE 3 - INVENTORY

                                    March 31,    September 30,
                                       1996           1995
                                      ------         ------

Finished goods                       $17,254        $10,673
Work in process                       15,989         15,740
Raw materials and supplies            26,437         22,190
                                      ------         ------
                                      59,680         48,603
Inventory reserves                    (8,716)        (7,753)
                                      ------         ------
                                     $50,964        $40,850
                                      ======         ======

NOTE 4 - INVESTMENT IN JOINT VENTURE

On February 28, 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco"), providing for the formation and management of Flip Chip Technologies, L.L.C. ("FCT" or "the Joint Venture"). FCT was formed to provide wafer bumping services. The Company will account for its investment in the joint venture using the equity method. In March 1996, the Company contributed $.5 million as its initial capital contribution to FCT, and recognized its proportionate share of the joint venture's operating loss.

NOTE 5 - DEBT OBLIGATIONS

The Company borrowed $15.0 million under its bank credit facility on October 2, 1995 to fund the cash portion of the AFW purchase price and issued promissory notes totaling $34.4 million to certain selling shareholders of Circle "S". The promissory notes were repaid in full on January 5, 1996, together with accrued interest thereon. To finance the repayment of the promissory notes, on January 5, 1996, the Company borrowed the remaining $35.0 million available under the term credit facility. Borrowings under the $50.0 million term credit facility bore interest at the LIBOR rate plus 50 basis points (5.8125% at March 31, 1996).

On April 10, 1996, the Company renegotiated the terms of its bank credit facilities resulting in a new Restated Loan Agreement providing for a $10.0 million revolving credit facility expiring February 28, 1997, and a $50.0 million revolving credit facility expiring March 30, 2001. The $10.0 million revolving loan bears interest at the prime rate less 1/4%. The $50.0 million revolving loan bears interest, at the Company's option, either at a "Base Rate" (the lesser of the prime rate minus 1/2% or the Federal Funds rate plus 1/2%) or, at a "LIBOR Rate" (LIBOR plus .4% to .6%, depending on maintenance of certain financial covenants).

The Restated Loan Agreement is unsecured and requires that the Company maintain certain covenants including a leverage ratio, an interest ratio and working capital of not less than $50.0 million. Additionally, the Restated Loan Agreement also limits the Company's ability to mortgage, pledge, or dispose of material assets, engage in certain transactions with affiliates and imposes restrictions as to the type and quality of the Company's investments.

NOTE 6 - EARNINGS PER SHARE

For the three and six month periods ended March 31, 1996, primary and fully diluted earnings per share included the dilutive effect of shares issuable upon exercise of stock options. For the three and six month periods ended March 31, 1995, fully diluted earnings per share included the dilutive effects of shares issuable upon exercise of stock options and convertible subordinated debentures, the remainder of which were either converted or redeemed during fiscal 1995.

NOTE 7 - RECLASSIFICATIONS

Certain amounts in the Company's prior year financial statements have been reclassified to conform to their presentation in the Company's fiscal 1996 financial statements.

NOTE 8 - OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the six month periods ended March 31, 1996 and 1995 were as follows:

                               Expendable
                                Tools and  Corporate
Six months ended     Equipment  Materials     and
 March 31, 1996:      Segment    Segment  Eliminations    Total
                     --------- ---------- ------------  --------

Net sales            $192,307    $50,256                 $242,563
Cost of goods sold    105,915     39,075                  144,990
                      -------     ------                  -------
Gross profit           86,392     11,181                   97,573
Operating costs        47,878      7,002       $3,795      58,675
                      -------     ------        -----     -------
Operating income     $ 38,514    $ 4,179      ($3,795)   $ 38,898
                      =======     ======        =====     =======

                               Expendable
                                Tools and  Corporate
Six months ended     Equipment  Materials     and
 March 31, 1995:      Segment    Segment  Eliminations    Total
                     --------- ---------- ------------  ---------

Net sales            $107,339    $ 8,905                 $116,244
Cost of goods sold     59,872      5,170                   65,042
                      -------     ------                  -------
Gross profit           47,467      3,735                   51,202
Operating costs        30,538      1,401       $3,090      35,029
                      -------     ------        -----     -------
Operating income     $ 16,929    $ 2,334      ($3,090)   $ 16,173
                      =======     ======        =====     =======

Intersegment sales are immaterial.

Item 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations

INTRODUCTION

The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide, which in turn depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry has historically been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, expendable tools and materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results. While the Company does not consider its business to be seasonal in nature, historically there have been substantial fluctuations in the amounts which semiconductor manufacturers and subcontract assemblers have invested in capital equipment. To help mitigate the effect of volatile demand for capital equipment, the Company acquired AFW in October 1995 to increase the portion of the Company's revenues from expendable tools and materials which have historically fluctuated less than capital equipment sales.

The Company's equipment sales consist primarily of a relatively small number of machines, most with selling prices ranging from approximately $60,000 to over $500,000. A delay or reduction in shipments of a limited number of machines, either due to manufacturing delays or to rescheduling or cancellation of customer orders, could have a material adverse effect on operating results for any particular quarter. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future.

RESULTS OF OPERATIONS - Three and six month periods ended March 31, 1996 compared to three and six month periods ended March 31, 1995.

The Company recorded bookings totaling $86.0 million during the fiscal 1996 second quarter ended March 31, 1996 (including $17.0 million related to AFW) compared to $77.0 million for the second quarter of fiscal 1995. AFW bookings data was not included in fiscal 1995 as AFW was not part of the consolidated group. At March 31, 1996, the backlog of customer orders totalled approximately $74.0 million (including $7.0 million related to AFW products) compared to December 31, 1995 backlog of $96.0 million (excluding AFW products). Because the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

During the fiscal 1996 second quarter, some customers either cancelled equipment orders or asked the Company to delay shipments of machines originally scheduled for the second and third quarters of fiscal 1996, causing fiscal 1996 second quarter equipment sales to fall below the amount reported during the fiscal 1996 first quarter. Despite these push outs, consolidated net sales for the fiscal 1996 second quarter ended March 31, 1996 increased by $50.6 million (including $18.1 million of wire sales as a result of the AFW acquisition) to $115.4 million compared to $64.8 million for the same period in the prior year. For the six month period ended March 31, 1996, consolidated net sales increased by $127.4 million (including $34.8 million of wire sales as a result of the AFW acquisition) from the $115.2 million for the fiscal 1995 year to date period. Of the fiscal 1996 increases in net sales, $29.2 million for the three month period and $85.0 million for the six month period were attributable to the equipment segment, with the balance due to the expendable tools and materials segment. By geographic area, the revenue increases were primarily realized in the Asia/Pacific region, with shipments primarily destined for Korea, Taiwan, Malaysia, and the Philippines.

Higher unit volume of machine sales, primarily of the Company's Model 1488 Turbo bonders, accounted for approximately $22.3 million and $80.8 million of the increases in net sales during the second quarter and year to date periods of fiscal 1996, respectively. Higher selling prices for the Model 1488 Turbo bonder (compared to selling prices realized on earlier models of gold ball wire bonders) contributed an additional $4.2 million and $6.3 million, to net sales during the three and six month periods ended March 31, 1996, respectively, over the amounts reported for the comparable periods in fiscal 1995.

Gross profit as a percentage of net sales in the equipment segment totaled 44.6% during the three month period ended March 31, 1996 compared to 44.7% for the same period last year, and totaled 44.9% during the six month period in fiscal 1996 compared to 44.2% during the same period last year. During the second quarter of fiscal 1996, the Company realized improved selling prices on the 1488 Turbo bonder and the favorable effect on manufacturing overhead absorption associated with higher fiscal 1996 sales volumes. These improvements were offset by a $2.0 million charge to cost of goods sold primarily to provide for anticipated inventory obsolescence associated with product changes and vendor charges due to the cancellation by the Company of certain purchase orders for subassemblies and components. Improved selling prices on the 1488 Turbo bonder and favorable manufacturing overhead absorption also contributed to the improved 1996 year to date gross profit margin as compared to the same period of fiscal 1995.

In the expendable tools and materials segment, gross profit as a percentage of net sales decreased to 22.0% for the second quarter of fiscal 1996 as compared to 49.1% for the fiscal 1995 second quarter, and decreased to 22.2% for the six month period ended March 31, 1996 as compared to 41.9% for the fiscal 1995 year to date period. These decreases were primarily the result of the AFW acquisition, as the gross profit percentage on sales of wire products is significantly lower than historically realized by the Company on sales of expendable tools.

Selling, general and administrative expenses ("SG&A") totaled $18.3 million during the second quarter of fiscal 1996, compared to $11.7 million during the same period last year. Of this increase, $2.0 million reflected incremental SG&A costs attributable to the AFW acquisition, including $.5 million of goodwill amortization. The remainder of the increase was largely attributable to higher employment levels, primarily in the areas of customer support, information systems and other administrative areas to support the higher volume of business. For the fiscal 1996 year to date period, SG&A costs increased to $35.2 million from $22.3 million, with approximately $4.1 million of the increase due to incremental costs related to the AFW operation, and the remainder due primarily to higher employment levels in fiscal 1996.

Net research and development ("R&D") costs increased to $12.2 million for the second quarter of fiscal 1996, from the $6.5 million for the same period last year. The Company continues to invest heavily in the development of the 8000 Series wire bonders and in enhancements of existing products, including an enhancement to the Model 1488 Turbo bonder which will enable it to deliver improved throughput compared to the current Model 1488 Turbo.

Operating income totaled $15.1 million for the second quarter of fiscal 1996 compared to $10.9 million for the same period in fiscal 1995. This improvement resulted principally from the higher revenue levels and improved gross profit margins in the equipment segment, offset in part by the increases in SG&A and R&D expenses noted above.

The majority of interest expense incurred during the second quarter and year to date periods of fiscal 1996 resulted from borrowings related to the AFW acquisition. In the comparable periods last year, most of the interest expense related to the Company's 8% Subordinated Convertible Debentures, which were converted or redeemed during fiscal 1995. Interest income during the second quarter and year to date periods of fiscal 1996 exceeded the amounts reported for the same periods last year primarily due to interest earned on a note receivable from a customer and to a higher average balance of invested cash in fiscal 1996.

Nonoperating costs during the six month period ended March 31, 1996 reflect the write-off of $.6 million of costs incurred in connection with a proposed public offering of the Company's common stock which was indefinitely delayed due to a decline in the market price of the Company's common stock.

The increase in the Company's effective tax rate to 29% in fiscal 1996 compared to the fiscal 1995 rate of 24% was due primarily to utilization of most remaining domestic tax credit carryforwards in fiscal 1995, the effect of non-deductible goodwill amortization resulting from the AFW acquisition, and the estimated amount and geographic distribution of taxable income in fiscal 1996.

COMPANY OUTLOOK

Certain of the information set forth below and elsewhere in this report contains forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. These risks and uncertainties include, but are not limited to the following: the risk of volatile demand in the semiconductor industry; the continued deferral or possible cancellation of existing customer orders; the timing, development, introduction and acceptance of new products and enhancements to existing products; the Company's ability to manufacture and ship its products on a timely basis; competitive pricing pressures; and international political and other developments which could impact foreign operations.

As indicated above, some customers either cancelled equipment orders or asked the Company to delay shipments of machines originally scheduled for delivery during the second and third quarters of fiscal 1996, adversely affecting equipment segment net sales during the second quarter of fiscal 1996. In addition, the rate of new customer orders booked into backlog during the fiscal 1996 second quarter was lower than each of the previous two quarters. As a result, the Company presently anticipates that net sales by the equipment segment during the fiscal 1996 third and fourth quarters will be lower than reported in the fiscal 1996 second quarter. While the Company believes this downturn will be temporary and that long-term growth prospects for the semiconductor industry and for the Company's products remain positive, in the near term, the Company intends to selectively reduce certain operating costs. Despite the planned cost reductions, net income for the third and fourth quarters of fiscal 1996 are currently expected to be substantially lower than reported during the latter half of fiscal 1995 and first half of fiscal 1996 because of the anticipated lower volume of equipment sales.

The Company is in the process of developing a new generation of wire bonder, the 8000 family, which will be based on an entirely new platform and has required the development of new software and many subassemblies not part of the Company's current wire bonders. The first prequalification Model 8020 ball bonder (the first production model of the 8000 family) was shipped to a customer in March 1996 and is presently being field tested. While development and technical risks exist which have the potential to delay the introduction of the Model 8020 including recent software related development issues, the Company currently expects that the Model 8020 will be released early in calendar 1997. However, no assurance can be given that its scheduled introduction in early 1997 will not be further delayed due to technical or other difficulties, or that the Model 8020 will not experience quality or reliability problems after shipment. The Company's inability to complete the development of and introduce the Model 8020 or other new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position. The Company also may incur substantial costs early in a new product's life cycle to ensure the functionality and reliability of such product.

The Company's planned transition to the Model 8020 platform also involves numerous risks, including the possibility that customers will defer purchases of the current model of gold ball wire bonders in anticipation of the availability of the Model 8020 or that the Model 8020 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to accurately forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments, increased risk of inventory obsolescence and delays in collecting accounts receivable. There can be no assurance that the Company will successfully develop and manufacture new products, including the Model 8020, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing would materially adversely affect the Company's business, financial condition and operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years, the Company has financed its operations principally through cash flows from operations. Cash generated by operating activities totaled $16.9 million during the first six months of fiscal 1996 compared to $.4 million during the first half of fiscal 1995. Cash and total investments increased to $49.6 million at March 31, 1996 from the $40.9 million reported at September 30, 1995. Cash flows from operating activities and the overall increase in cash and total investments in the first six months of fiscal 1996 compared to the first six months of fiscal 1995 generally reflect improved profitability in fiscal 1996.

As described in Notes 2 and 5 to the Company's March 31, 1996 financial statements, the Company acquired AFW on October 2, 1995. In connection with this acquisition, $17.2 million of the $53.6 million purchase price was paid in cash at closing. The Company borrowed $15.0 million under its term credit facility and $34.4 million pursuant to certain promissory notes, to finance the AFW acquisition. The promissory notes were repaid in full on January 5, 1996. To finance the repayment of the promissory notes, on January 5, 1996, the Company borrowed the remaining $35.0 million under the bank term credit facility.

At March 31, 1996, working capital increased to $132.6 million compared to $103.8 million at September 30, 1995. Accounts receivable at March 31, 1996 increased by $8.8 million compared to the September 30, 1995, of which $7.8 million was attributable to the AFW acquisition. Inventory increased $10.1 million at March 31, 1996 compared to September 30, 1995, of which, $2.4 million was attributable to the AFW acquisition. The remainder of the increase is due generally to growth in inventories in the equipment segment, largely due to changes in customer delivery requirements. The Company has adjusted its materials purchasing plans to more closely track customer delivery schedules. Current liabilities are essentially unchanged compared to the September 30, 1995 balances.

During the first half of fiscal 1996, the Company invested approximately $7.9 million in property and equipment (excluding $1.5 million in assets acquired under capital lease), primarily to upgrade equipment used in the Company's manufacturing and R&D activities and for tooling used to manufacture new models of machines. The Company presently expects fiscal 1996 capital spending will not exceed $30.0 million. The principal capital projects planned for fiscal 1996 include: expansion of operating facilities in Willow Grove, PA, Singapore and Israel; purchase of equipment necessary to expand capacity and investment in a new global management information system. Relocation of facilities in Singapore and Israel is not expected to have a material adverse effect on the Company's results of operation, cash flow or liquidity.

In addition, at the end of February 1996, the Company entered into an agreement with Delco Electronics Corporation ("Delco") to form and manage a joint venture which will provide wafer bumping services. In March 1996, the Company paid $.5 million as its initial cash contribution to the joint venture, and expects an initial investment of approximately $11.0 million to fund the start up of activities during the joint venture's first year of operations.

On April 10, 1996, the Company renegotiated the terms of its bank credit facilities resulting in a Restated Loan Agreement providing for a $10.0 million revolving credit facility expiring February 28, 1997, and a $50.0 million revolving credit facility expiring March 30, 2001. As of March 31, 1996, the $50.0 million borrowed under the term credit facility was classified as long-term debt as the Company presently does not expect to repay any principal under this loan during the next year. There have been no borrowings under the $10.0 million credit line during fiscal 1996.

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

The Company believes that anticipated cash flows from operations, its working capital and amounts available under its revolving credit facility will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months. The Company may, however, seek additional equity or additional or replacement debt financing to provide capital for corporate purposes or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of any such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions and competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

PART II.  OTHER INFORMATION.

Item 2.  Changes in Securities.

The Restated Loan Agreement (Exhibit 4) is unsecured and requires that the Company maintain certain covenants including a minimum working capital of $50.0 million, as detailed in Note 5 to the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 1996 Annual Meeting of Shareholders of the Company was held on February 13, 1996.

At this meeting, Messrs. Frederick W. Kulicke and Larry D. Striplin, Jr. were re-elected to the Board of Directors of the Company for terms expiring at the 2000 Annual Meeting. In such election, 17,297,749 votes were cast for Mr. Kulicke and for Mr. Striplin. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 70,528 shares at the 1996 Annual Meeting withheld authority to vote for Mr. Kulicke and Mr. Striplin.

At the 1996 Annual Meeting, 17,284,431 shares were voted in favor of the reappointment of Price Waterhouse as independent accountants of the Company to serve until the 1997 Annual Meeting and 41,377 shares were voted against such proposal. Proxies filed by the holders of 42,469 shares at the 1996 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 4  - Restated Loan Agreement

             Exhibit 27 - Financial Data Schedule



                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KULICKE AND SOFFA INDUSTRIES, INC.




Date:  May 15, 1996            /s/ Clifford G. Sprague
                               ----------------------------------
                               Clifford G. Sprague
                                Senior Vice President,
                                Chief Financial Officer and
                                Chief Accounting Officer