Form 10-Q
period 1996-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 1996-08-08
CIK 56978

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549


                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  JUNE 30, 1996.
                                    ----------------
                                  OR

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
         (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ----      -----

As of August 5, 1996, there were 19,432,959 shares of the Registrant's Common Stock, Without Par Value outstanding.

                  KULICKE AND SOFFA INDUSTRIES, INC.

                    FORM 10 - Q   JUNE 30, 1996

                                INDEX




                                                              Page No.
                                                              --------
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

          Consolidated Balance Sheet -
           June 30, 1996 and September 30, 1995                      3

          Consolidated Statement of Operations -
           Three and Nine Months Ended June 30, 1996
           and 1995                                                  4

          Consolidated Condensed Statement of Cash Flows -
           Nine Months Ended June 30, 1996 and 1995                  5

          Notes to Consolidated Financial Statements             6 - 9


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                 10 - 16


PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                       17

Signatures.                                                         17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)
                                                    June 30,    September 30,
                                                      1996          1995
                                                    --------    -------------

                                    ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                         $  52,521      $  28,624
 Short-term investments                                8,241          9,590
 Accounts and notes receivable, net                   58,221         77,427
 Inventories, net                                     46,189         40,850
 Prepaid expenses and other current assets             3,798          3,534
                                                   ---------      ---------
   TOTAL CURRENT ASSETS                              168,970        160,025

 Property, plant and equipment, net                   39,841         25,519
 Intangible assets, primarily goodwill, net           42,607          1,183
 Long-term investments                                   947          2,732
 Other assets                                          4,715          1,570
                                                   ---------      ---------
   TOTAL ASSETS                                    $ 257,080      $ 191,029
                                                   =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                 $     485      $      60
 Accounts payable to suppliers and others             20,674         33,145
 Accrued expenses                                     18,458         16,014
 Income taxes payable                                  5,405          6,973
                                                   ---------      ---------
  TOTAL CURRENT LIABILITIES                           45,022         56,192

 Long-term debt                                       50,797            156
 Other liabilities                                     2,500          1,034
                                                   ---------      ---------
  TOTAL LIABILITIES                                   98,319         57,382
                                                   ---------      ---------
 Commitments and contingencies                            --             --

 SHAREHOLDERS' EQUITY:
 Common stock, without par value                      47,222         45,757
 Retained earnings                                   113,792         89,238
 Cumulative translation adjustment                    (2,253)        (1,348)
                                                   ---------      ---------
 TOTAL SHAREHOLDERS' EQUITY                          158,761        133,647
                                                   ---------      ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 257,080      $ 191,029
                                                   =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share data)
                                (unaudited)


                                     Three months            Nine months
                                    ended June 30,          ended June 30,
                                  -----------------       -----------------
                                    1996      1995         1996       1995
                                  -------   -------       -------   -------
Net sales                         $76,912   $87,296      $319,475  $203,540

Cost of goods sold                 49,111    47,456       194,101   112,498
                                  -------   -------      --------  --------
Gross profit                       27,801    39,840       125,374    91,042

Selling, general and
 administrative                    18,192    13,153        53,436    35,476
Research and development, net      12,937     8,316        36,368    21,022
                                  -------   -------      --------  --------
Income (loss) from operations      (3,328)   18,371        35,570    34,544

Interest income                       822       405         2,391     1,065
Interest expense                     (806)     (312)       (2,507)   (1,392)
Equity loss of joint venture         (192)       --          (240)       --
Other expense                          --        --          (630)       --
                                  -------   -------      --------  --------
Income (loss) before income taxes  (3,504)   18,464        34,584    34,217

Income tax expense (benefit)       (1,016)    4,431        10,030     8,206
                                  -------   -------      --------  --------

Net income (loss)                 ($2,488)  $14,033      $ 24,554  $ 26,011
                                  =======   =======      ========  ========

Net income (loss) per share:
  Primary                          ($0.13)    $0.76         $1.24     $1.50
                                    =====     =====         =====     =====
  Fully diluted                    ($0.13)    $0.72         $1.24     $1.37
                                    =====     =====         =====     =====
Weighted average shares
 outstanding:
  Primary                          19,798    18,422        19,836    17,381

  Fully diluted                    19,798    19,863        19,836    19,668

The accompanying notes are an integral part of these consolidated financial statements.

                   KULICKE AND SOFFA INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                               Nine months ended June 30,
                                                   1996          1995
                                                  ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $ 24,554      $ 26,011
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                   7,082         3,529
   Changes in other components of working
    capital, net of acquisition of business        7,051       (17,893)
   Other changes, net                                161         1,129
                                                --------      --------
Net cash provided by operating activities         38,848        12,776
                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash portion of AFW purchase price,
  less cash acquired                             (42,781)           --
 Purchase of property, plant and equipment       (14,532)       (5,215)
 Purchases of short-term investments
  classified as available-for-sale               (16,571)       (7,906)
 Proceeds from sales of short-term investments
  classified as available-for-sale                19,200        12,373
 Proceeds from maturities of debt securities
  held-to-maturity                                   505            --
 Investment in joint venture                      (2,550)           --
                                                --------      --------
Net cash used by investing activities            (56,729)         (748)
                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings under bank
  credit facility                                 50,000            --
 Repayment of borrowings and capital
  lease obligations                               (8,458)          (45)
 Proceeds from exercise of stock options             225         1,454
                                                --------      --------
Net cash provided by financing activities         41,767         1,409
                                                --------      --------
Effect of exchange rate changes on cash               11            43
                                                --------      --------
Change in cash and cash equivalents               23,897        13,480
Cash and cash equivalents at beginning
of period                                         28,624         8,754
                                                --------      --------
Cash and cash equivalents at end of period      $ 52,521      $ 22,234
                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                KULICKE AND SOFFA INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands)
                           (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Kulicke and Soffa Industries, Inc.'s ("the Company") financial position as of June 30, 1996 and September 30, 1995, and the results of its operations and its cash flows for the three and nine month periods ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

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

Unaudited pro forma income statement data reflecting the combined operating results of the Company and AFW for the nine month period ended June 30, 1995, as if the acquisition had occurred on October 1, 1994, after giving effect to certain pro forma adjustments, are as follows:

                                                     Pro forma
                                                    -----------
                                                     (unaudited)

Revenue                                               $256,415
Net income                                            $ 24,791
Fully diluted net income per share                    $   1.31

NOTE 3 - INVENTORY

                                        June 30,    September 30,
                                          1996           1995
                                         -------        -------
Finished goods                           $19,712        $10,673
Work in process                           10,737         15,740
Raw materials and supplies                25,833         22,190
                                         -------        -------
                                          56,282         48,603
Inventory reserves                       (10,093)        (7,753)
                                         -------        -------
                                         $46,189        $40,850
                                         =======        =======

NOTE 4 - INVESTMENT IN JOINT VENTURE

On February 28, 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco"), providing for the formation and management of Flip Chip Technologies, L.L.C. ("FCT" or "the Joint Venture"). FCT was formed to provide wafer bumping services. The Company accounts for its investment in the joint venture using the equity method. As of June 1996, the Company contributed $2.6 million to FCT, and recognized its proportionate share of the joint venture's operating loss.

NOTE 5 - DEBT OBLIGATIONS

The Company borrowed $15.0 million under its bank credit facility on October 2, 1995 to fund the cash portion of the AFW purchase price and issued promissory notes totaling $34.4 million to certain selling shareholders of Circle "S". The promissory notes were repaid in full on January 5, 1996, together with accrued interest thereon. To finance the repayment of the promissory notes, on January 5, 1996, the Company borrowed the remaining $35.0 million available under a term credit facility. Borrowings under the $50.0 million term credit facility bore interest at the LIBOR rate plus 50 basis points (5.5% at June 30, 1996).

On April 10, 1996, the Company renegotiated the terms of its bank credit facilities resulting in a new Restated Loan Agreement providing for a $10.0 million revolving credit facility expiring February 28, 1997, and a $50.0 million revolving credit facility expiring March 30, 2001. The $10.0 million revolving loan bears interest at the prime rate less 1/4%. The $50.0 million revolving loan bears interest at the Company's option, either at a Base Rate (defined as the lesser of the prime rate minus 1/2% or the Federal Funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus .4% to .6%, depending on maintenance of certain financial covenants). In May, 1996 the Company elected the 180 day LIBOR rate plus forty basis points resulting in an effective rate of 6.025%. This rate will be in effect through the end of the fiscal year.

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

NOTE 6 - EARNINGS PER SHARE

For the three and nine month periods ended June 30, 1996, primary and fully diluted earnings per share included the dilutive effect of shares issuable upon exercise of stock options. For the three and nine month periods ended June 30, 1995, fully diluted earnings per share included the dilutive effects of shares issuable upon exercise of stock options and convertible subordinated debentures, the remainder of which were either converted or redeemed during fiscal 1995.

NOTE 7 - RECLASSIFICATIONS

Certain amounts in the Company's prior year financial statements have been reclassified to conform to their presentation in the Company's fiscal 1996 financial statements.

NOTE 8 - OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the nine month periods ended June 30, 1996 and 1995 were as follows:

                                 Packaging   Corporate
Nine months ended     Equipment  Materials      and
 June 30, 1996:        Segment    Segment   Eliminations    Total
                      ---------  ---------   ------------ -------
Net sales             $247,839   $ 71,636                $319,475
Cost of goods sold     137,950     56,151                 194,101
                      --------   --------                --------
Gross profit           109,889     15,485                 125,374
Operating costs         73,206     10,660     $ 5,938      89,804
                      --------   --------    --------    --------
Operating income      $ 36,683   $  4,825    ($ 5,938)    $35,570
                      ========   ========    ========    ========

                                 Packaging   Corporate
Nine months ended     Equipment  Materials      and
 June 30, 1995:        Segment    Segment   Eliminations    Total
                      ---------  ---------  ------------  -------
Net sales             $189,313   $ 14,227                $203,540
Cost of goods sold     104,266      8,232                 112,498
                      --------   --------                --------
Gross profit            85,047      5,995                  91,042
Operating costs         49,668      2,308     $ 4,522      56,498
                      --------   --------    --------    --------
Operating income      $ 35,379   $  3,687    ($ 4,522)    $34,544
                      ========   ========    ========    ========

Intersegment sales are immaterial.

Item 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations

INTRODUCTION

The Company's operating results depend primarily upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide, which in turn depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry has historically been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment and packaging materials manufactured, marketed and sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results. While the Company does not consider its business to be seasonal in nature, historically there have been substantial fluctuations in the amounts which semiconductor manufacturers and subcontract assemblers have invested in capital equipment. To help mitigate the effect of volatile demand for capital equipment, the Company acquired AFW in October 1995 to increase the portion of the Company's revenues in the packaging materials segment (previously called the expendable tools and materials segment) which have historically fluctuated less than capital equipment sales.

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

RESULTS OF OPERATIONS - Three month period ended June 30, 1996 compared to three month period ended June 30, 1995.

The Company recorded bookings totaling $68.0 million during the fiscal 1996 third quarter ended June 30, 1996 (including $16.0 million related to AFW) compared to $102.0 million for the third quarter of fiscal 1995. At June 30, 1996, the backlog of customer orders totalled approximately $65.0 million (including $9.0 million related to AFW products) compared a backlog of $74.0 million as of March 31, 1996. Because the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

As a consequence of the declining booking levels during the past two quarters, consolidated net sales for the third quarter ended June 30, 1996 decreased by $10.4 million to $76.9 million compared to $87.3 million reported for the same period in the prior year. The decrease in consolidated net sales primarily reflects a $26.4 million decline in equipment segment sales, partially offset by a $16.0 million increase in sales in the packaging materials segment, including $15.3 million in wire sales attributable to the AFW business acquired October 2, 1995.

By geographic area, revenue for the quarter was primarily realized in the United States and the Asia/Pacific region, with shipments primarily destined for Malaysia, Taiwan, Philippines and Singapore. Shipments into Korea were significantly lower during the fiscal 1996 third quarter than during the comparable period last year.

In the equipment segment, lower unit volume, primarily for the Company's Model 1488 Turbo bonders and 1474 Wedge bonders, offset in part by improved selling prices for the 1488 Turbo bonders, accounted for approximately $26.2 million of the decrease in net sales during the third quarter of fiscal 1996 compared to the same period last year.

Gross profit as a percentage of net sales in the equipment segment totaled 42.3% during the three month period ended June 30, 1996 compared to 45.8% for the same period last year. This decline primarily reflects the unfavorable effect of lower sales volumes on manufacturing overhead absorption during the fiscal 1996 third quarter as compared to the same period in the prior year.

In the packaging materials segment, gross profit as a percentage of net sales decreased to 20.1% for the third quarter of fiscal 1996 as compared to 42.5% for the fiscal 1995 third quarter.
This decrease principally reflects the impact of the AFW acquisition, as the gross profit percentage on sales of wire products is significantly lower than historically realized by the Company on sales of expendable tools.

Selling, general and administrative ("SG&A") expenses totaled $18.2 million during the fiscal 1996 third quarter, compared to $13.2 million during the same period last year. Of this increase, $2.1 million was due to incremental SG&A costs associated with the AFW business, including $.5 million of goodwill amortization. The remainder of the increase was largely attributable to higher employment levels, primarily in the areas of customer support, information systems and other administrative areas as compared to the same period in the prior year.

Net research and development ("R&D") costs increased to $12.9 million for the third quarter of fiscal 1996, from the $8.3 million for the same period last year. The Company continues to invest heavily in the development of new products, primarily the 8000 Series wire bonders, and in enhancements of existing products.

During the third quarter of fiscal 1996, the Company incurred an operating loss of $3.5 million compared to $18.5 million of income for the same period in fiscal 1995. The decline in operating income resulted primarily from lower revenue levels and decreased gross profit margins in both segments of the business, as well as increased SG&A and R&D expenses noted above.

The majority of interest expense incurred during the third quarter of fiscal 1996 resulted from borrowings related to the AFW acquisition. In the comparable period last year, a majority of the interest expense related to the Company's 8% Subordinated Convertible Debentures, which were converted or redeemed during fiscal 1995. Interest income during the third quarter of fiscal

1996 exceeded the amounts reported for the same period last year primarily due a higher average balance of invested cash and to interest earned on a note receivable from a customer in fiscal
1996.

At the end of February 1996, the Company entered into an agreement with Delco Electronics Corporation ("Delco") to form and manage Flip Chip Technologies, L.L.C. ("FCT"), a joint venture which will provide wafer bumping services. Nonoperating costs during the third quarter ended June 30, 1996 reflect the Company's proportionate share of the loss incurred by FCT.

The increase in the Company's effective tax rate to 29% in fiscal 1996 compared to a rate of 24% for fiscal 1995 was due primarily to utilization of most remaining domestic tax credit carryforwards in fiscal 1995, the effect of non-deductible goodwill amortization resulting from the AFW acquisition and the estimated amount and geographic distribution of taxable income in fiscal 1996.

RESULTS OF OPERATIONS - Nine month period ended June 30, 1996 compared to nine month period ended June 30, 1995.

For the nine month period ended June 30, 1996, consolidated net sales increased by $115.9 million from the $203.5 million for the fiscal 1995 year to date period. Equipment segment revenue was $247.8 million for the nine month period, with the remaining $71.6 million attributable to the packaging materials segment (including $50.2 million of wire sales as a result of the AFW acquisition). By geographic area, revenues for the nine month period ended June 30, 1996 were primarily realized in the United States and Asia/Pacific region, with shipments primarily destined for Taiwan, Korea, Malaysia, and the Philippines.

Higher unit volume of machine sales, primarily of the Company's Model 1488 Turbo bonders, accounted for approximately $56.5 million of the increase in net sales during the nine month period of fiscal 1996 as compared to the same period of the prior year. Improved selling prices for the Model 1488 Turbo bonder (compared to selling prices realized on earlier models of gold ball wire bonders) contributed an additional $2.1 million to net sales during the nine month period ended June 30, 1996. The remaining increase of $7.1 million was attributable to the higher sales volume of Micro-Swiss expendable tools as compared to the same period last year.

Gross profit as a percentage of net sales in the equipment segment totaled 44.3% during the nine month period in fiscal 1996 compared to 44.9% during the same period last year. The reduction of the fiscal 1996 year to date gross profit margin primarily resulted from unfavorable manufacturing overhead absorption compared to fiscal 1995, partially offset by improved selling prices on the Model 1488 Turbo bonder.

In the packaging materials segment, gross profit as a percentage of net sales decreased to 21.6% for the nine month period ended June 30, 1996 as compared to 42.1% for the fiscal 1995 year to date period. This decrease was primarily the result of the historically lower gross profit margin realized by AFW on wire sales.

SG&A expenses for the fiscal 1996 year to date period increased to $53.4 million from $35.5 million, with approximately $6.1 million of the increase due to incremental costs related to the AFW operation. The remainder of the increase resulted principally from higher employment levels and increased travel costs associated with servicing the Company's installed base of customers in fiscal 1996.

R&D costs increased to $36.4 million for the nine month period of fiscal 1996, from the $21.0 million for the same period last year. The Company continues to invest heavily in the development of new products, including the 8000 Series wire bonders and in enhancements of existing products.

The majority of interest expense incurred during the nine month period of fiscal 1996 resulted from borrowings related to the AFW acquisition. In the comparable period last year, a majority of the interest expense related to the Company's 8% Subordinated Convertible Debentures, which were converted or redeemed during fiscal 1995. Interest income during the nine month period of fiscal 1996 exceeded the amounts reported for the same period last year primarily due to a higher average balance of invested cash and interest earned on a note receivable from a customer in fiscal 1996.

Nonoperating costs during the nine month period ended June 30, 1996 included the write-off of $.6 million of costs incurred in connection with a proposed public offering of the Company's common stock which was indefinitely delayed due to a decline in the market price of the Company's common stock and the Company's proportionate share of the loss incurred by FCT.

The increase in the Company's effective tax rate to 29% during fiscal 1996 compared to the fiscal 1995 rate of 24% was due primarily to utilization of most remaining domestic tax credit carryforwards in fiscal 1995, the effect of non-deductible goodwill amortization resulting from the AFW acquisition and the estimated amount and geographic distribution of taxable income in fiscal 1996.

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

While Semiconductor consumption continues to grow, the Company's equipment segment is being adversely affected by the industry-wide over-investment in assembly capacity made last year. During the fiscal 1996 third quarter, the rate of new customer orders booked into backlog was lower than each of the previous two quarters. The declining customer order rate over the past two quarters has adversely affected the equipment segment's net sales during the third quarter of fiscal 1996. Moreover, the Company presently expects weak demand for all of its products to continue at least through the end of this calendar year. While the Company believes that long-term growth prospects for the semiconductor industry and for the Company's products remain positive, the Company is presently evaluating areas in which it could significantly reduce operating costs in the fourth fiscal quarter of 1996 as a result of the current overcapacity in the semiconductor industry. Due to the anticipated lower volume of equipment sales and incremental costs expected to be incurred as the Company resizes its operations the Company expects to incur a loss for the fourth quarter of fiscal 1996.

The Company is in the process of developing a new generation of wire bonder, the 8000 family, which will be based on an entirely new platform and has required the development of new software and many subassemblies not part of the Company's current wire bonders. The first prequalification Model 8020 ball bonder (the first production model of the 8000 family) was shipped to a customer in March 1996 and is presently being field tested. In connection with the anticipated cost reductions discussed above, the Company is reevaluating all of its R&D activities, including projects involving the 8000 family. A potential impact of this re-evaluation could be a delay in the release of the Model 8020 until after the middle of calendar year 1997.

Development and technical risks exist in all of the Company's R&D projects and have the potential to delay the introduction of new products. No assurance can be given that the introduction of the Model 8020 will not be further delayed due to technical or other difficulties, or that the Model 8020 will not experience performance problems after shipment. The Company's inability to complete the development of and introduce the Model 8020 or other new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position. The Company also may incur substantial costs during the customer evaluation and qualification process to ensure the functionality and reliability of such product.

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

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years, the Company has financed its operations principally through cash flows from operating activities. Cash generated by operating activities totaled $38.8 million during the first nine months of fiscal 1996 compared to $12.8 million during the same period of fiscal 1995. Cash and total investments increased to $61.7 million at June 30, 1996 from the $40.9 million reported at September 30, 1995. Cash flows from operating activities and the overall increase in cash and total investments in the nine months of fiscal 1996 compared to the same period in the prior year generally reflect improvements in working capital.

At June 30, 1996, working capital increased to $123.9 million compared to $103.8 million at September 30, 1995. Accounts receivable at June 30, 1996 decreased by $19.2 million compared to the balance at September 30, 1995. The effect of reduced sales volumes and collection of a customer note receivable were offset by a $7.3 million increase in accounts receivable attributable to the AFW business. As a result of lower than anticipated sales volumes during the previous two quarters, inventory increased $5.3 million at June 30, 1996 compared to September 30, 1995, of which, $2.3 million was attributable to the AFW business. The remainder of the change in working capital is due to an overall reduction of the Company's current liabilities as the Company has adjusted its materials purchasing plans to more closely track customer delivery schedules.

As described in Notes 2 and 5 to the Company's June 30, 1996 financial statements, the Company acquired AFW on October 2, 1995. Of the total AFW purchase price, $50.0 million was financed by borrowings under the Company's bank credit facility.

During the nine months of fiscal 1996, the Company invested approximately $14.5 million in property and equipment (excluding $1.5 million in assets acquired under capital lease), primarily to upgrade equipment used in the Company's manufacturing and R&D activities and for tooling used to manufacture new models of machines. The Company intends to reexamine its capital expenditure program in light of the harsh business environment in which it is currently operating. The Company presently expects that fiscal 1996 capital spending will not exceed $25.0 million. The principal capital project planned for the remainder of fiscal 1996 is the on-going expansion of the Micro-Swiss operating facilities in Israel.

Through June 1996, the Company has contributed $2.6 million as part of its initial capital contribution to the joint venture, and expects additional capital contributions to FCT during fiscal
1996 will not exceed $1.0 million.

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

PART II.  OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 3(i) - The Company's Amended and Restated
                            Articles of Incorporation dated
                            April 23, 1986.

             Exhibit 27   - Financial Data Schedule



                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KULICKE AND SOFFA INDUSTRIES, INC.




Date:  August 8, 1996            /s/ Clifford G. Sprague
                                  -------------------------------
                                  Clifford G. Sprague
                                   Senior Vice President,
                                   Chief Financial Officer and
                                   Chief Accounting Officer