Form 10-K
period 1996-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 1996-12-24
CIK 56978

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark one)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the fiscal year ended   SEPTEMBER 30, 1996
                                    ------------------
                                  OR

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of the Registrant's Common Stock (its only voting stock) held by non-affiliates of the Registrant as of December 2, 1996 was approximately $387,804,000. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based.)

As of December 2, 1996, there were 19,460,659 shares of the Registrant's Common Stock, Without Par Value, outstanding.


               Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be filed prior to January 10, 1997, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

PART I

ITEM 1.   BUSINESS

Kulicke and Soffa Industries, Inc. (the "Company" or "K&S") was founded in 1951 to design equipment for industrial use. During the 1970's, the Company began to focus its efforts on the semiconductor assembly equipment market. Prior to its October 2, 1995 acquisition of American Fine Wire Corporation ("AFW"), the Company operated predominantly in one industry segment, the manufacture and sale of assembly equipment to the semiconductor industry. As a result of the AFW acquisition, the portion of the Company's operations attributable to sales of packaging materials exceeded 10% of total revenues. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment business. Accordingly, in fiscal 1996 the Company commenced reporting its operations in two business segments, its equipment segment (sales of capital equipment, related spare parts and services) and its packaging materials segment (which includes the Micro-Swiss and AFW operations). See Note 10 to the Company's fiscal 1996 consolidated financial statements, included herein, for financial results by business segment.

Today, K&S is the world's largest supplier of semiconductor assembly equipment, according to VLSI Research, Inc. ("VLSI"). Through its AFW and Micro-Swiss subsidiaries, the Company also supplies packaging materials used in the semiconductor assembly process. The Company's primary assembly equipment products include wire bonders, dicing saws, and die, TAB and flip-chip bonders, while its packaging materials offerings include bonding wire, capillaries, wedges, saw blades and die collets. The Company's customers consist of leading semiconductor manufacturers and subcontract assemblers of semiconductors, including Advanced Semiconductor Engineering, Anam Electronics, Hyundai, IBM, Intel, Matsushita Electronics, Motorola, Philips, Samsung, and Texas Instruments.

INDUSTRY BACKGROUND

The worldwide market for semiconductors has experienced significant growth in recent years and is estimated to have exceeded $150 billion in 1995. VLSI projects this market to reach approximately $230 billion by 1999. This growth reflects the increasing demand for a wide variety of electronic devices, such as personal computers, cellular telephones, multimedia systems and other electronic devices for business and consumer use, as well as the increasing semiconductor content within these electronic devices and other products, such as automobiles, consumer appliances and factory automation and control systems. This demand has been driven in large part by continuing increases in semiconductor performance as measured by functionality, speed and memory density at declining costs per function.

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

SEMICONDUCTOR ASSEMBLY MARKET

According to VLSI, sales of semiconductor assembly equipment totaled approximately $2.4 billion in 1995 and are projected to grow to approximately $3.6 billion by 1999. Sales of semiconductor packaging materials were approximately $7.3 billion in 1995 and are expected to grow to approximately $9.4 billion by 1998 according to Rose Associates. The market for semiconductor assembly equipment is expected to continue to be driven by the demand for IC's, as well as the proliferation of different device types and technological advances in IC packages. Different types of devices such as microprocessors, logic devices and memory devices require different assembly and packaging solutions. In addition, current-generation semiconductors are more complex, more densely fabricated and more highly integrated than those of prior generations. To package these newer devices, assembly equipment must be able to handle smaller, more complex packages with higher pin counts. In addition, device manufacturers and assemblers continue to demand equipment with faster throughput, greater reliability, more automated manufacturing support and lower cost of ownership. The market for the expendable tools and materials used in the semiconductor assembly process is similarly driven by IC unit volume, cost and increased technological demands. These demands typically include package size reduction and greater consistency or uniformity of materials.

ACQUISITION OF AFW

On October 2, 1995, the Company acquired AFW (the "AFW Acquisition") through the merger of a subsidiary of the Company into Circle "S" Industries, Inc. ("Circle ""S"), the parent corporation of AFW. AFW is a manufacturer of fine gold and aluminum wire for use in the wire bonding process and has facilities in Singapore; Selma, Alabama; and Thalwil, Switzerland. The purchase price for the AFW Acquisition totaled $54.7 million, including transaction related costs. See Notes 2 and 6 to the Company's fiscal 1996 consolidated financial statements, included herein, for further discussion of the AFW acquisition and related financing.

INVESTMENT IN FLIP CHIP TECHNOLOGIES, INC.

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation providing for the formation and management of Flip Chip Technologies, L.L.C. ("FCT" or "the Joint Venture"). FCT was formed to provide wafer bumping services. During the fiscal year ended September 30, 1996, the Company contributed $2.6 million to FCT, and recognized $1.0 million as its proportionate share of the Joint Venture's operating loss.

ACQUISITION OF SEMITEC, INC.

On October 1, 1996, the Company acquired the common stock of Semitec, Inc. ("Semitec") for a purchase price of approximately $4.9 million, including transaction related costs. Of the total purchase price, $4.7 million must be paid to the former Semitec shareholders in registered shares of Company common stock or in cash by June 1997. Semitec manufactures and sells semiconductor dicing saw blades. The acquired assets and results of operations of the Semitec business will be included in the Company's consolidated financial statements commencing in fiscal 1997.

PRODUCTS

K&S offers a broad range of semiconductor assembly equipment, packaging materials and complementary services and spare parts used in the semiconductor assembly process. Set forth below is a table listing the approximate percentage of the Company's net sales by principal product areas for its fiscal years ended September 30, 1996 and 1995.

                                                           Fiscal Year Ended
                                                             September 30,
                                                           __________________
                                                           1996          1995

Wire bonders                                               57%           74%
Additional assembly equipment                              10%            9%
Packaging materials                                        25%            7%
Services and spare parts                                    8%           10%
                                                          100%          100%


WIRE BONDERS

The Company's principal product line is its family of wire bonders, which are used to connect extremely fine wires, typically made of gold or aluminum, between the bonding pads on the die and the leads on the package to which the die has been bonded. The Company offers both ball and wedge bonders in automatic and manual configurations. Ball bonders typically are used for plastic packages (i.e., leadframe-based packages) while wedge bonders typically are used for ceramic packages. The Company's principal wire bonders are its Model 1488 turbo ball bonder and Model 1474fp wedge bonder. The Company believes that its wire bonders offer competitive advantages based on high throughput and superior process control enabling fine pitch bonding and long, low wire loops, which are needed to assemble advanced IC packages. The selling prices for the Company's automatic wire bonders range from $60,000 to over $200,000 and from $8,000 to $40,000 for manual wire bonders, in each case depending upon system configuration and purchase volume.

The Company is in the process of developing a new generation of wire bonder, the 8000 family, which will be based on an entirely new platform and has required the development of new software and many subassemblies not part of the Company's current wire bonders. The Company experienced delays in the development of the Model 1488 turbo wire bonder and has experienced delays in the development of the first product in the 8000 family, the Model 8020. The delays in the development of the Model 8020 have been due to a variety of reasons typical to the development of new technological products, including hardware and software related issues and changes in functional specifications based on input from customers. While development and technical risks exist which have the potential to further affect the introduction of the Model 8020, the Company currently expects that the product will be released in the second half of calendar 1997. However, no assurance can be given that its scheduled introduction in the second half of 1997 will not be delayed. The Company also may incur substantial costs during the customer evaluation and qualification process to ensure the functionality and reliability of the product. The Company's inability to complete the development of and introduce the Model 8020 or other new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position.

Furthermore, the Company's planned transition to the Model 8020 platform involves numerous risks, including the possibility that customers will defer purchases of Model 1488 turbo wire bonders in anticipation of the availability of the Model 8020 or that the Model 8020 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to accurately forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments, and increased risk of inventory obsolescence. There can be no assurance that the Company will successfully develop and manufacture new products, including the Model 8020, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.

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

Dicing Saws. After precise automatic positioning of the wafer, a dicing saw is used to cut it into individual die using diamond-embedded saw blades. Dicing saws range in price from $60,000 to more than $230,000. On October 1, 1995, the Company entered into a Manufacturing License and Supply Agreement with Tokyo Seimitsu Co. Ltd. ("TSK") for the right to manufacture, use and distribute their Model 7500 automatic dicing saw. This saw is a recently developed product providing improved accuracy and reliability. During 1996, the Company supplied these machines both to TSK and its own customers. This product is produced in the Company's Israeli machine manufacturing facility. In connection with the signing of this agreement, the Company discontinued the manufacture of its own Model 918 saw.

Die Bonders. Die bonders are used to attach a semiconductor die to a leadframe or other package before wire bonding. The Company's primary die bonders are Models 4206 and 5408 automatic die attach machines. In addition, the Company's product line includes the Model 6900, an automatic multi-process assembly system which can be configured to support either conventional die bonding applications or alternate semiconductor assembly technologies. Die bonders range in price from $60,000 to more than $250,000.

Tape Automated Bonding (TAB). TAB is an alternate assembly method which uses a thin, flexible film of laminated copper and polyamide in place of a conventional package. In a TAB assembled device, the die is bonded directly to copper leads, thereby eliminating the need for wire bonding. The Company's principal TAB bonder is the Model SP2100. TAB bonders range in price from $375,000 to over $400,000.

Flip-Chip Assembly Systems. Flip-chip is an alternate assembly technique in which the die is mounted face down in a package or other electronic system using conductive bumps, thereby eliminating the need for either conventional die or wire bonding. The Company's Model 6900 is an automatic multi-process assembly system which can be configured to support flip-chip applications. Selling prices for flip-chip assembly systems exceed $300,000, depending upon configuration.

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

PACKAGING MATERIALS

The Company currently offers a range of expendable tools and materials to semiconductor device assemblers which it sells under the brand names "American Fine Wire" and "Micro-Swiss." The Company intends to expand this business in an effort to increase its revenues related to the manufacture of IC's as opposed to the expansion of IC manufacturing capacity. The Company sells its packaging materials for use with competitors' assembly equipment as well as its own equipment. The Company's principal packaging materials products consist of the following:

Bonding Wire. AFW is a manufacturer of very fine (typically 0.001 inches in diameter) gold and aluminum wire used in the wire bonding process. AFW produces wire to a wide range of specifications, which can satisfy most wire bonding applications. Gold bonding wire is generally priced based on a fabrication charge per 1,000 feet of wire, plus the value of the gold. The fabrication charge varies based on a number of factors, such as total volume, wire diameter and wire length per spool, and typically ranges from $7 to $14 per 1,000 feet of wire, depending upon specifications. To minimize AFW's financial exposure to gold price fluctuations, AFW acquires gold for fabrication pursuant to a contract with its gold supplier, Rothschild Australia Limited ("RAL"), and only purchases the gold upon shipment and sale of the finished product to the customer. Accordingly, fluctuations in the price of gold are generally absorbed by RAL or passed on to AFW's customers.

Expendable Tools. The Micro-Swiss family of expendable tools includes capillaries, wedges and die collets. Capillaries and wedges are used to feed out, attach and cut the wires used in wire bonding. Die collets are used to pick up, place and bond die to packages. Capillaries sell for $6 to $15 and wedges sell for $17 to $45, in each case depending upon specifications and die collets sell for up to $150. In addition, Micro-Swiss manufactures a line of saw blades used for cutting hard and brittle materials. These blades can be used on the Company's Model 980 saws or other machines designed for similar applications.

On October 1, 1996, the Company acquired Semitec, Inc., a manufacturer of hub blades which are used to cut silicon wafers into semiconductor die. This acquisition expands the Company's expendable tools product offering, and complements the Company's line of automatic dicing saws. Typical prices for hub blades range from $22 to $28.

SERVICES AND SPARE PARTS

The Company believes that its knowledge and experience have positioned it to deliver innovative, customer-specific services that reduce the cost of ownership associated with the Company's equipment. Historically, the Company's offerings in this area were limited to spare parts, customer training and extended warranty contracts. In response to customer trends in outsourcing equipment-related services, the Company is focusing on providing repair and maintenance services, a variety of equipment upgrades, machine and component rebuild activities and expanded customer training. These services are generally priced on a time and materials basis. The service and maintenance arrangements are typically bound by annual or multi-year contracts.

CUSTOMERS

The Company's customers include large semiconductor manufacturers and subcontract assemblers worldwide, among which are the following:

Advanced Semiconductor Engineering     Matsushita Electronics
Anam                                   Micron Technology, Inc.
AT&T                                   Motorola
Caesar Technology                      National Semiconductor
Fujitsu                                Orient Semiconductor Electronics Ltd.
GSS/ARRAY                              Philips Electronics NV
Hyundai Electronics
  Industries Co., Ltd.                 Samsung Pacific, Inc.
IBM                                    SGS-Thomson Microelectronics
Intel Corporation                      Siemens
Kyocera                                Silicon Systems
Lexmark International                  Texas Instruments
Lucent Microelectronics

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

Sales to a relatively small number of customers have accounted for a significant percentage of the Company's net sales. During fiscal 1996, sales to Anam (a Korean-based customer) and Intel accounted for approximately 14.3% and 11.2%, respectively, of the Company's net sales. In fiscal 1995, sales to Intel and Anam accounted for 19.8% and 16.3%, respectively. In fiscal 1994, sales to Anam, Intel and Motorola accounted for 14.2%, 11.5% and 10.8%, respectively, of the Company's net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. The loss or reduction of orders from a significant customer, including losses or reductions due to manufacturing, reliability or other difficulties associated with the Company's products, changes in customer buying patterns, market, economic or competitive conditions in the semiconductor or subcontract assembly industries, could adversely affect the Company's business, financial condition and operating results.

SALES AND CUSTOMER SUPPORT

The Company sells its products to semiconductor device manufacturers and contract manufacturers, who are primarily located or have operations in the Asia/Pacific region. Approximately 79% of the Company's fiscal 1996 sales and 78% of fiscal 1995 sales were to customers for delivery outside of the United States.

The Company markets its semiconductor assembly equipment and its packaging materials through separate sales organizations. With respect to semiconductor assembly equipment, the Company's direct sales force, consisting of approximately 90 individuals at September 30, 1996, is principally responsible for sales of major product lines to customers in the United States and the Asia/Pacific region, including Japan. Lower volume product lines, as well as all equipment sales to customers in Europe, are sold through a network of manufacturer's representatives. The Company sells its AFW and Micro-Swiss product lines through an independent sales force supporting customers primarily in the Asia/Pacific region and through manufacturers' representatives supporting customers throughout the rest of the world.

The Company believes that providing comprehensive worldwide sales, service and customer support are important competitive factors in the semiconductor equipment industry. In order to support its U.S. and foreign customers whose semiconductor assembly operations are located in the Asia/Pacific region, the Company maintains a significant presence in the region, with sales facilities in Hong Kong, Japan, Korea, Taiwan, Malaysia and Singapore, a technology center in Japan and an applications lab in Singapore. The Company supports its assembly equipment customers worldwide with over 190 customer service and support personnel at September 30, 1996, located in the United States, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company's local presence in these Asia/Pacific countries enables it to provide more timely customer service and support as service representatives and spare parts are positioned near customer facilities, and affords customers the ability to place orders locally and to deal with service and support personnel who speak the same language and are familiar with local country practices.

BACKLOG

At September 30, 1996, the Company's backlog was approximately $69.0 million, including approximately $6.7 million related to AFW, compared to approximately $84.7 million at September 30, 1995 which excluded AFW. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. In addition, the Company may allocate production capacity to customers for anticipated purchases for which a confirmed purchase order has not yet been received. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, the Company's backlog as of any particular date may not be indicative of revenues for any succeeding quarterly period.

MANUFACTURING

The Company's assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished systems configured to customer specifications. The Company performs system design, assembly and testing in-house but utilizes an outsourcing strategy for the manufacture of many of its major subassemblies. K&S believes that outsourcing enables it to minimize its fixed costs and capital expenditures and allows the Company to focus on product differentiation through system design and quality control. The Company's just-in-time inventory management strategy has reduced manufacturing cycle times and has limited on-hand inventory. The Company has obtained ISO 9001 registration for most operations in its Willow Grove, Pennsylvania facility and for both of its Israeli manufacturing facilities.

The Company manufactures its Micro-Swiss expendable tools at its facility in Israel and its AFW product line, consisting of gold and aluminum bonding wire, at facilities in Alabama, Singapore and Switzerland. The Company currently is constructing a new facility in Israel for its Micro-Swiss operations in Yokneam, Israel.

Parts, materials and supplies for components used in the Company's equipment products are, for the most part, readily available from a number of sources at acceptable costs. Certain of the Company's products, however, require components or assemblies of an exceptionally high degree of reliability, accuracy and performance. Currently there are a number of such items for which there are only a single or limited number of suppliers which have been accepted by the Company as a qualified supplier. The Company generally does not maintain long-term contracts with its subcontractors and suppliers, and the Company does not believe that its business is substantially dependent on any contract or arrangement with any of its subcontractors or suppliers. However, the Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and the reduced control over delivery schedules, manufacturing yields, quality and costs. Further, certain of the Company's subcontractors and suppliers are relatively small operations and have limited finances and manufacturing resources. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture or sell subassemblies, components or parts to the Company in required volumes and of acceptable quality, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.

The Company has experienced and continues to experience reliability and quality problems with certain key subassemblies provided by single source suppliers. The Company also has experienced delays in the delivery of subassemblies from these and other subcontractors in the past, which caused delays in Company shipments. If supplies of such items were not available from any such source and a relationship with an alternative supplier could not be developed, shipments of the Company's products could be interrupted and re-engineering of the affected product could be required. In addition, from time to time, the Company has experienced manufacturing difficulties and problems in its own operations which have caused delays and have required remedial measures. Such delays, interruption and re-engineering could damage the Company's relationships with its customers and have a material adverse effect on the Company's business, financial condition and operating results.

RESEARCH AND PRODUCT DEVELOPMENT

Because technological change occurs rapidly in the semiconductor industry, the Company devotes substantial resources to its research and development programs to maintain its competitiveness. The Company employed approximately 350 individuals in research and development at September 30, 1996. The Company pursues the continuous improvement and enhancement of existing products while simultaneously developing next generation products. For example, while the performance of current generations of gold ball wire bonders is being enhanced in accordance with a specific continuous improvement plan, the Company is simultaneously developing the series 8000 family of next generation wire bonders, the first models of which are expected to be introduced in the second half of 1997. Most of the next generation equipment presently being developed by the Company is expected to be based on modular, interchangeable subsystems, including the 8000 control platform, which management believes will promote more efficient and cost-effective manufacturing operations, lower inventory levels, improved field service capabilities and shorter product development cycles, which will allow the Company to introduce new products more quickly.

The Company's net expenditures for research and development totaled approximately $52.4 million, $30.9 million and $21.3 million during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The Company has received funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During the fiscal years ended September 30, 1996, 1995 and 1994, such funding totaled approximately $2.5 million, $2.8 million and $2.0 million, respectively.

COMPETITION

The semiconductor equipment and packaging materials industries are intensely competitive. Significant competitive factors in the semiconductor equipment market include process capability and repeatability, quality and flexibility, and cost of ownership, including throughput, reliability and automation, customer support and price. The Company's major equipment competitors include Shinkawa, Kaijo and ESEC in wire bonders; ESEC, Nichiden, ASM Pacific Technology and Alphasem in die bonders; and Disco Corporation in dicing saws. Competitive factors in the semiconductor packaging materials industry include price, delivery and quality. Significant competitors in the packaging materials line include Gaiser Tool Co. and Small Precision Tools, Inc. with respect to expendable tools and Tanaka Electronic Industries and Sumitomo Metal Mining in the bonding wire market.

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

Certain of the Company's customers have received notices of infringement from two separate parties, Harold S. Hemstreet and Jerome H. Lemelson, alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by them. Under and subject to the terms of its agreements with customers, the Company could be required to reimburse customers for certain damages resulting from these matters and to defend its customers in patent infringement suits. Certain customers have requested that the Company defend and indemnify them against the claims of Mr. Hemstreet or Mr. Lemelson, but, to date, no customer who has settled with either Mr. Hemstreet or Mr. Lemelson has sought contribution from the Company. A number of the Company's customers have actually been sued by Mr. Lemelson, but no customers were sued by Mr. Hemstreet prior to expiration of the time period in which he could bring suit. Based in part on opinions from the Company's outside patent counsel, the Company believes that no equipment marketed by the Company, and no process performed by such equipment, infringe on the patents in question and does not believe that such matters will have a material adverse effect on its business, financial condition, operating results or liquidity. However, the ultimate outcome of any infringement claim affecting the Company is uncertain and there can be no assurances that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition, operating results or liquidity.

EMPLOYEES

At September 30, 1996, K&S had approximately 1,900 permanent employees, 25 temporary employees and 75 contract personnel worldwide. The only Company employees represented by a labor union are AFW's employees in Singapore. K&S considers its employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to certain engineering disciplines. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information regarding the executive officers of the Company.

                              First Became
                               an Officer
      Name            Age   (calendar year)             Position
__________________    ___   _______________  ______________________________

C. Scott Kulicke      47        1976    Chairman of the Board of Directors
                                          and Chief Executive Officer
Morton K. Perchick    59        1982    Executive Vice President
Clifford G. Sprague   53        1989    Senior Vice President and Chief
                                          Financial Officer
Moshe Jacobi          54        1992    Senior Vice President and President
                                          Packaging Materials Group
Asuri Raghavan        43        1991    Senior Vice President and President
                                          Equipment Group
Walter Von Seggern    56        1992    Vice President, Engineering and
                                          Technology

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

Moshe Jacobi has served as the Company's Senior Vice President and President, Packaging Materials Group since July 1995. Prior to that, he had served as Vice President of the Company and Managing Director of Micro-Swiss Ltd., a wholly-owned subsidiary of the Company since November 1992. He was Division Director and General Manager of the Micro-Swiss Division from July to November 1992, and, from August 1986 to July 1992, he was Deputy Managing Director of Kulicke and Soffa (Israel) Ltd., a wholly-owned subsidiary of the Company.

Asuri Raghavan was promoted to Senior Vice President and President, Equipment Group in November, 1996 having served as Vice President, Marketing since July 1995, Vice President of the Wire Bonder Business since December 1993. Prior to that, he served as Vice President, Strategic Development from June 1991 to 1993, and in various other management capacities since joining the Company in 1980, except for the period from December 1985 until November 1987 when he was Director, Research and Technology of American Optical.

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

ITEM 2.  PROPERTIES

The Company's major facilities are described in the table below:
                                                                    Lease
                                                     Products     Expiration
Facility      Approximate Size    Function        Manufactured       Date
--------      ---------------     --------        ------------    ----------

Willow Grove, 214,000 sq.ft.(1) Corporate         Wire bonders,       N/A
 Pennsylvania                   headquarters,     die bonders
                                manufacturing,    and TAB bonders
                                technology center,
                                sales and service

Haifa, Israel 46,100 sq.ft.(2)  Manufacturing,    Manual wire    April 2002
                                technology        bonders,
                                center, assembly  dicing saws and
                                systems           automatic multi-
                                                  process assembly
                                                  systems

Haifa, Israel 39,200 sq. ft.(2) Manufacturing,    Capillaries,   March 1999
                                Micro-Swiss       wedges and
                                operations        die collets

Hong Kong     19,600 sq. ft.(2) Sales and service               November 1998

Tokyo, Japan  10,700 sq. ft.(2) Technology center,              November 1998
                                sales and service

Singapore     22,900 sq. ft.(2) Manufacturing,    Bonding wire  November 1997
                                AFW operations

Selma,        25,600 sq. ft.(2) Manufacturing,    Bonding wire  October 2017
Alabama                         AFW operations

Thalwil,      15,100 sq. ft.(2) Manufacturing,    Bonding wire        (3)
 Switzerland                    AFW operations

Santa Clara,  13,600 sq. ft.2)  Manufacturing     Dicing Saw    October 2003
 California                                       Blades

(1) Owned.
(2) Leased.
(3) Cancelable semi-annually upon six months' notice.

The Company is constructing a 48,400 sq. ft. manufacturing facility in Yokneam, Israel for its Micro-Swiss operations. Construction of this facility is expected to be completed in the winter of 1996. Upon completion, the Company will relocate its Micro-Swiss operations to the new facility. In addition, the Company rents space for sales and service offices in Santa Clara, California; Mesa, Arizona; Zug, Switzerland; Korea; Taiwan; and Singapore. The Company believes that its facilities are generally in good condition.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal matters involving the Company or its subsidiaries. See the discussion of certain legal contingencies in Note 12 to the Company's fiscal 1996 consolidated financial statements included herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol KLIC. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock (adjusted to reflect the July 1995 two-for-one stock split), as reported on the Nasdaq National Market.

                            High          Low
                          -------       -------

Fiscal 1996:
First Quarter             $36 3/4       $22
Second Quarter             25 1/2        15 1/8
Third Quarter              20 1/2        13 1/4
Fourth Quarter             14 5/8         8 3/4

Fiscal 1995:
First Quarter             $10 31/32     $ 7 1/2
Second Quarter             14 7/8         9 1/8
Third Quarter              33 3/8        13 1/4
Fourth Quarter             45 3/8        32 7/8

On December 2, 1996, there were 1,025 holders of record of the shares of outstanding Common Stock.

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

During fiscal 1996, the Company contributed 84,000 shares of unregistered common stock, valued at its fair market value, as its matching contribution to its Section 401(k) Employee Incentive Savings Plan. Registration for such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, the transaction was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all directors and officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, which are included elsewhere herein.

Income Statement Data:               Fiscal Year Ended September 30,
                             ---------------------------------------------
                              1996(a)   1995      1994      1993      1992
                             ------    -------   -------   -------  ------
                                  (in thousands, except per share amounts)

Net sales                   $381,176  $304,509  $173,302  $140,880 $ 94,959
Gross profit                 141,685   137,052    71,968    61,675   40,401
Income (loss) from
 operations                   17,418    55,440    13,930    14,280  (12,040)
Net income (loss) (b) (c)     11,847    42,822    10,418    10,831  (12,123)
Net income (loss)
  per share (b):
 Primary                       $0.60     $2.38     $0.63     $0.66   $(0.77)
 Fully diluted                 $0.60     $2.22     $0.63     $0.66   $(0.77)

Weighted average shares
  outstanding:
  Primary                     19,773    18,028    16,665    16,342   15,823
  Fully diluted               19,773    19,693    16,665    16,342   15,823


Balance Sheet Data:                             September 30,
                             -----------------------------------------------
                              1996(a)   1995      1994      1993      1992
                             -------   -------  --------   -------   -------
                                             (in thousands)

Working capital             $113,804  $103,833 $  61,459  $ 58,190  $45,937
Total assets                 249,554   191,029   121,198   105,278   83,941
Long-term debt, less
 current portion              50,712       156    26,474    26,708   26,778
Shareholders' equity         147,489   133,647    63,234    51,481   38,988


(a) See Part I, Item 1 and footnote 2 of the Notes to the Consolidated Financial Statements for a detailed discussion of the October 2, 1995 AFW acquisition.

(b) In fiscal 1989, the Company began a program of selectively repurchasing its 8% Convertible Subordinated Debentures at such times as market prices were favorable. The effect of such repurchases was to reduce interest expense. During fiscal 1995, all of the Company's remaining 8% Convertible Subordinated Debentures were converted into Common Stock or redeemed. See Note 6 to the Company's Consolidated Financial Statements included elsewhere herein.

(c) In fiscal 1996, other expenses include $994 representing the Company's proportionate share of the loss from its equity investment in Flip Chip Technologies, LLC, and the write-off of $630 of costs incurred in connection with a proposed but withdrawn public offering of common stock. In fiscal 1993, the Company incurred $1.1 million in costs associated with a failed acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors. The semiconductor industry has historically been highly volatile and experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results. The Company does not consider its business to be seasonal in nature.

A significant portion of the Company's revenue is derived from sales of a relatively small number of machines, most with selling prices ranging from $60,000 to over $400,000. A delay in the shipment in a limited quantity of machines, either due to manufacturing delays or to rescheduling or cancellations of customer orders, could have a material adverse effect on the results of the operations for any particular quarter. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future.

The Company acquired American Fine Wire Corporation ("AFW") in October 1995, to help mitigate the effect of volatile demand for capital equipment on the Company's financial performance. This acquisition significantly increased the portion of the Company's total sales attributable to packaging materials which grew from 7% in fiscal 1995 to 25% in fiscal 1996. Packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than historically experienced by the Company's equipment business.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

During the fiscal year ended September 30, 1996, the Company recorded bookings totaling $358.4 million, including approximately $66.0 million related to AFW, compared to $342.4 million during fiscal 1995 which excluded AFW's operating results. The decline in fiscal 1996 equipment bookings primarily reflects a significant reduction in demand for semiconductor assembly equipment, principally gold ball and aluminum wedge bonders, in the latter half of fiscal 1996 compared to the record levels experienced throughout fiscal 1995 and the first several months of fiscal 1996.

At September 30, 1996 total backlog of customer orders approximated $69.0 million, including $6.7 million relating to AFW, compared to $84.7 million at September 30, 1995. Since the timing of deliveries may vary and orders are generally subject to cancellation, the Company's backlog as of any date may not be indicative of net sales for any succeeding period.

Net sales for the fiscal year ended September 30, 1996 increased by $76.7 million to $381.2 million compared to $304.5 million in fiscal 1995. The acquisition of AFW contributed $66.9 million to fiscal 1996 net sales, with approximately $6.4 million of the increase attributable to sales of expendable tools and the remainder due to the Company's equipment segment. On a quarterly basis, net sales declined sharply throughout fiscal 1996, primarily in the equipment segment. The decline generally reflected an industry-wide slowdown in capital equipment purchases during 1996 as compared to the record levels experienced during 1995.

International sales (shipments of the Company's products with ultimate foreign destinations) comprised 79% and 78% of the Company's total sales during fiscal 1996 and 1995, respectively. Sales to customers in the Asia/Pacific region (including Korea, Taiwan, Malaysia, Philippines, Japan, Singapore, Thailand and Hong Kong) accounted for approximately 72% of the Company's total sales in both fiscal 1996 and 1995. In fiscal 1996, sales to customers located in Malaysia, Korea and Philippines increased compared to fiscal 1995 levels, while sales to Taiwan-based customers declined significantly in fiscal 1996. The decline in Taiwan in part reflected the impact of geopolitical uncertainty concerning China's reaction to the 1996 elections in Taiwan.

Equipment segment net sales increased to $287.2 million in fiscal 1996 compared to $283.8 million in fiscal 1995. Total unit sales in fiscal 1996 were essentially flat compared to unit sales for fiscal 1995. However, sales of gold ball wire bonders, non-semiconductor dicing saws and wire bonder upgrade kits increased in fiscal 1996, while sales of aluminum wedge bonders declined in relation to the amounts sold in fiscal 1995. During fiscal 1996, slightly improved selling prices were realized on the Model 1488 gold ball bonder line compared to the average selling prices realized on gold ball bonders during fiscal 1995.

Packaging materials segment net sales increased to $93.9 million in fiscal 1996 from $20.7 million in fiscal 1995. The increase is due to $66.9 million of sales of wire products following the AFW acquisition and $6.4 million due to increased sales volumes of expendable tools totaling $6.4 million.

Gross profit as a percentage of net sales declined to 37.2% in fiscal 1996 compared to 45.0% in fiscal 1995. Equipment segment gross profit as a percentage of net sales decreased to 42.5% for fiscal 1996 compared to 45.3% for fiscal 1995. As a result of the rapid and substantial decline in customer demand for the Company's equipment in the second half of fiscal 1996, the Company experienced unfavorable overhead absorption during the third and fourth quarters of fiscal 1996. Provisions for excess and obsolete inventory totaled $4.5 million in fiscal 1996 compared to $2.8 million in the prior year. The rapid decline in customer demand in fiscal 1996, particularly for the Model 1488 turbo gold ball bonders, and the anticipated transition to the new generation Model 8020 gold ball bonders in the second half of 1997, caused the Company to recognize approximately $2.8 million of the 1996 provision for excess and obsolete inventory in the fourth quarter for inventory which was not expected to be used or sold with the transition to the new generation of wire bonders.

Gross profit as a percentage of net sales in the packaging materials segment decreased to 19.6% for fiscal 1996 compared to 40.7% for fiscal 1995. The decrease principally reflects the effect of the AFW acquisition as sales of wire products have historically had a substantially lower gross profit margin than the Company's other products.

Selling, general and administrative expenses ("SG&A") increased to $71.9 million in fiscal 1996 compared to $50.7 million in fiscal 1995. The increase of $21.2 million consisted of approximately $9.4 million related to the equipment segment, $10.6 million related to the packaging materials segment, and $1.1 million of incremental corporate costs. In the equipment segment, higher employment and travel related costs, primarily in connection with the Company's worldwide customer support activities during the first half of fiscal 1996, contributed to the increase. Incremental goodwill amortization of $2.1 million and other SG&A costs of $5.8 million associated with the AFW operation accounted for the majority of the increase in the Packaging Materials segment. Higher sales commissions related to increased sales of expendable tools, increased travel costs related to AFW integration activities and increased administrative costs to support the expanded worldwide activities of the Packaging Materials segment also contributed to the fiscal 1996 increase. Corporate costs grew principally as a result of implementation activities related to a new worldwide computer system.

In response to the rapid decline in customer demand for the Company's products during the latter half of fiscal 1996, the Company reduced its world-wide work force, primarily in the equipment segment, discontinued the planned expansion of its Willow Grove, Pa. facility, and deferred the implementation of a new worldwide integrated computer system. As a result of these actions, in the fourth quarter of fiscal 1996, the Company incurred severance costs totaling $1.2 million and a $1.8 million charge to write-off costs incurred in connection with the discontinued Willow Grove facility expansion.

Research and development costs ("R&D") increased to $52.4 million for the fiscal year ended September 30, 1996, compared to $30.9 million for the same period in the prior fiscal year. The majority of the R&D costs incurred were in the equipment segment. Approximately $13.0 million of the increase was due to engineering activities associated with the 8000 family of products, principally the Model 8020 development program. The fiscal 1996 increase also included approximately $1.0 million related to the write-down of certain engineering prototype machines to their net realizable value. The remaining R&D spending increases related to development activities for other products and continuous improvements of existing products. The Company continues to invest heavily in the development of the 8000 Series wire bonders and the enhancement of many of its existing products, including, but not limited to, the Model 1488 turbo gold ball bonder and Model 1474fp wedge bonder, to enable them to meet customer requirements for higher lead count devices with finer pitch requirements at faster bonding speeds than earlier models. The

Company also continues to invest in new technologies which may eventually lead to improved and alternative semiconductor assembly technologies.

Packaging materials segment R&D costs increased to $1.0 million as compared to fiscal 1995 levels. Substantially all of the R&D spending in the packaging materials segment related to continuous improvement activities for existing products.

Operating income declined to $17.4 million in fiscal 1996 compared to $55.4 million in fiscal 1995. The decline largely resulted from higher fiscal 1996 SG&A and R&D costs in the equipment segment and to the decline in equipment segment gross profits during the latter half of fiscal 1996. Most of the decline in operating income was realized in the U.S. as the U.S. operation incurred the majority of the Company's R&D expenses and corporate costs, and recognized the majority of the fiscal 1996 fourth quarter charges.

In connection with the October 1995 AFW acquisition, the Company borrowed $15.0 million under its Bank Credit Facility and $34.4 million pursuant to promissory notes issued to certain former Circle "S" shareholders. The promissory notes were repaid in January 1996 through additional borrowings under the Company's bank credit facility. During fiscal 1996, the Company incurred $3.2 million of incremental interest expense associated with these borrowings. During fiscal 1995, a portion of the Company's 8% Convertible Subordinated Debentures were outstanding. All of the remaining 8% debentures were converted into the Company's common stock or redeemed in fiscal 1995.

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation providing for the formation and management of Flip Chip Technologies, L.L.C. ("FCT" or "the Joint Venture"). FCT was formed to provide wafer bumping services. During fiscal 1996, the Company contributed $2.6 million of capital to FCT, and recognized $1.0 million as its proportionate share of the Joint Venture's operating loss. The Joint Venture is still in the early stages of developing its business and is expected to incur increased losses in fiscal 1997.

The Company's effective tax rate increased to 24% for fiscal 1996 compared to 23% in fiscal 1995. The increase was due primarily to the amount and geographic distribution of taxable income in fiscal 1996. In connection with the AFW acquisition, the Company acquired a $7.1 million U.S federal net operating loss ("NOL") carryforward. During fiscal 1996, AFW's U.S. manufacturing operation experienced a small loss. Since the Company cannot reasonably forecast sufficient future U.S. earnings by this subsidiary to fully utilize the acquired NOL during the carryforward period, a valuation allowance was established for the full amount of this potential tax benefit. If realized, such tax benefits would reduce the recorded amount of AFW goodwill.

Net income declined to $11.8 in fiscal 1996 as compared to fiscal 1995 of $42.8 million due to the factors previously enumerated.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. The statement requires the recognition of the fair value of stock options and other stock-based compensation to be reflected as compensation expense in the income statement, or disclosure of the pro-forma effect on net income and earnings per share of such compensation expense in the footnotes to the Company's financial statements commencing with the 1997 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only. Accordingly, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or income statement.

FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

The Company recorded bookings totaling $342.4 million during the fiscal year ended September 30, 1995 compared to $178.0 million during fiscal 1994. The increase in customer orders was primarily attributable to the following factors. First, growing end-user demand for semiconductor devices resulted in industry-wide expansion both in wafer fabrication capacity and semiconductor assembly capacity in 1995. In addition, certain semiconductor manufacturers replaced older assembly capital equipment with newer, higher throughput machines capable of handling more complex semiconductor devices for a wider variety of applications. Finally, enhanced versions of the Company's gold ball wire bonder (Model 1488 turbo - introduced in late fiscal 1994) and aluminum wedge bonder (Model 1474fp - introduced in the second quarter of fiscal 1995) offered significant performance advantages compared to the Company's earlier models, including greater throughput, finer pitch capabilities and improved programmability to handle a wider variety of applications. Favorable customer acceptance of these enhanced models contributed to the Company's increased volume of orders during fiscal 1995. At September 30, 1995, the backlog of customer orders totaled approximately $84.7 million compared to $46.8 million at September 30, 1994.

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

SG&A totaled $50.7 million during fiscal 1995, compared to $36.8 million during fiscal 1994. This increase was primarily attributable to higher employment levels required to support the higher volume of business, increased sales incentives and commissions resulting from the higher sales levels, increased management incentives associated with improved earnings and higher outside contractor costs associated with ongoing internal management information systems development efforts. Of the total increase in SG&A costs, $1.5 million was related to the incremental costs incurred by the Company to market and support die bonder products added through the July 1994 acquisition of AT.

Net R&D costs increased to $30.9 million for the fiscal year ended September 30, 1995, compared to $21.3 million for the same period last year. Of the $9.6 million increase in fiscal 1995, $2.0 million resulted from incremental expenditures related to development of the Company's next generation of die bonders and enhancements to die bonder products added through the AT acquisition. The remainder consisted primarily of personnel related costs, outside contractor costs and prototype materials related to new product development. Gross R&D expenses were partially offset by funding received from customers and governmental subsidies totaling $2.8 million in fiscal 1995 and $2.0 million in fiscal 1994.

The Company continued to invest heavily in the development of the 8000 Series wire bonders and in enhancements of existing products, including the Model 1488 turbo ball bonder and Model 1474fp wedge bonder to enable them to handle higher lead-count devices with finer pitch requirements at faster bonding speeds than the earlier Models. In addition, the Company continued to invest in new technologies which may eventually lead to improved or alternate semiconductor assembly technologies.

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

COMPANY OUTLOOK

Certain of the information set forth below and elsewhere in this report contains forward looking statements that are subject to certain risks and uncertainties that could cause actual results to materially differ from those set forth in the forward looking statements. These risks and uncertainties include, but are not limited to the following: the risk of volatile demand in the semiconductor industry; the deferral or possible cancellation of existing customer orders; the timing, development, introduction and acceptance of new products and enhancements to existing products; the Company's ability to manufacture and ship its products on a timely basis; competitive pricing pressures; the risk that certain customers may adopt alternate semiconductor assembly processes; and international political and other developments which could impact foreign operations.

While semiconductor consumption continues to grow, the Company's equipment segment was adversely affected in fiscal 1996 by industry wide overinvestment in assembly capacity in fiscal 1995 and early fiscal 1996. During the third and fourth quarters of fiscal 1996, the rate of new customer orders booked into backlog was lower than each of the previous four quarters. This declining order rate resulted in the equipment segment's sharply lower net sales during the third and fourth quarters of fiscal 1996, led to the Company's August 1996 resizing efforts which reduced anticipated annualized operating costs by approximately $25 million, and contributed significantly to the $12.7 million net loss in the fourth quarter of fiscal 1996. Subsequent to the fiscal 1996 year end, the order rate has improved and the Company currently anticipates significant improvements in revenues and operating results in the first half of fiscal 1997 as compared to the last half of fiscal 1996. Moreover, the Company continues to believe that long-term growth prospects for the semiconductor industry and for the Company's products remain positive.

The Company is in the process of developing a new generation of wire bonder, the 8000 family, which is based on an entirely new platform and requires the development of new software and many subassemblies not part of the Company's current wire bonders. The first prequalification Model 8020 ball bonder (the first production model of the 8000 family) was shipped to a customer in March 1996 and is presently being field tested. The Company currently expects that the product will be released in the second half of calendar 1997. Development and technical risks exist in all of the Company's R&D projects and have the potential to delay the introduction of new products. No assurance can be given that the introduction of the Model 8020 will not be further delayed due to technical or other difficulties. The Company's inability to complete the development of and introduce the Model 8020 or other new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position.

The Company's planned transition to the Model 8020 platform also involves numerous other risks, including the possibility that customers will defer purchases of the current model of gold ball wire bonders in anticipation of the availability of the Model 8020, or that the Model 8020 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to accurately forecast demand in volume and configuration for both its current and next generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments, and increased risk of inventory obsolescence. There can be no assurance that the Company will successfully develop and manufacture new products, including the Model 8020, that new products introduced by the Company will be accepted in the marketplace, or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years, the Company has financed its operations principally through cash flows from operating activities. Cash generated by operating activities totaled $38.9 million during fiscal 1996 compared to $22.0 million during fiscal 1995. Cash and total investments increased to $58.9 million at September 30, 1996 from $40.9 million at September 30, 1995.

At September 30, 1996, working capital increased to $113.8 million compared to $103.8 million at September 30, 1995. The accounts receivable balance decreased by $30.0 million during fiscal 1996 reflecting the significantly reduced sales volumes in the latter half of fiscal 1996 and collection of a $15.0 million note receivable outstanding at September 30, 1995. Approximately $13.0 million of this reduction resulted from lower sales levels by the Company's Hong Kong subsidiary. Partially offsetting this reduction was an increase of $9.0 million due to the AFW acquisition. Gross inventory increased $7.7 million at September 30, 1996. Of this increase, $1.9 million resulted from the AFW acquisition. The remainder of the increase was due to increased levels of raw materials and finished goods on hand as customers either delayed or canceled orders. This increase was partially offset by additional inventory reserves, of which $2.8 million was recorded in the fourth quarter of fiscal 1996, as a result of the significant decline in customer orders for Company products.

Trade accounts payable and accrued expenses at September 30, 1996 decreased by $7.7 million to $41.4 million compared to the balance at the end of fiscal 1995. The decrease in trade accounts payable of $10.1 million is directly attributable to the decreased level of inventory purchases during the latter half of fiscal 1996. The decrease in accrued expenses at September 30, 1996 primarily relates to reductions in accrued expenses related to the AFW acquisition.

As described in Notes 2 and 6 to the Company's consolidated financial statements, the Company acquired AFW on October 2, 1995. Of the total purchase price, $50.0 million was financed by borrowings under the Company's bank credit facility. In October 1996, the Company acquired Semitec, Inc. ("Semitec") for approximately $4.9 million, including transaction costs. Of the total purchase price, $4.7 million must be paid to the former Semitec shareholders in cash or in registered shares of Company common stock by June 1997.

During fiscal 1996, the Company invested approximately $18.0 million in property and equipment, primarily to expand Company facilities, upgrade equipment used in the Company's manufacturing activities, including tooling used in the manufacturing process, and for R&D test equipment suitable for the Company's new products. The Company presently expects fiscal 1997 capital spending will not exceed $15 million. The principal capital projects planned for fiscal 1997 include completion of the new Micro-Swiss manufacturing facility in Yokneam, Israel, relocation of AFW's Singapore based manufacturing and administrative facilities into a single new leased facility and the purchase of new tooling equipment necessary to commence manufacture of the 8000 series of machines. Relocations of the Micro-Swiss operations in the first quarter of fiscal 1997 and the AFW Singapore operations in late fiscal 1997 are not expected to have a material adverse effect on the Company's results of operations, cash flows or liquidity.

Through September 30, 1996, the Company contributed $2.6 million in capital to the newly formed FCT. The Company expects its fiscal 1997 capital contributions to the joint venture will not exceed $17 million.

In April 1996, the Company renegotiated the terms of its bank credit facility resulting in a Restated Loan Agreement providing for a $10.0 million revolving credit facility, expiring in February 1997 and a $50.0 million revolving credit facility expiring in March 2001. As of September 30, 1996, the $50.0 million borrowed under the revolving credit facility was classified as long-term debt as the Company presently does not expect any principal payments under this loan during fiscal 1997. There were no borrowings under the $10.0 million credit line during fiscal 1996.

A significant portion of the Company's consolidated earnings are attributable to undistributed earnings of certain of its foreign subsidiaries. Deferred income taxes have not been provided on that portion of undistributed foreign earnings which is expected to be indefinitely reinvested in foreign operations. If funds were required to be repatriated to fund the Company's operations or other financial obligations, additional U.S. Federal income tax expense could be required to be recognized.

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

The Company believes that anticipated cash flows from operations, its working capital and amounts available under its revolving credit facility will be sufficient to meet the Company's liquidity and capital requirements for at least the next fiscal year, including any debt service requirements under its bank credit facility. The Company may, however, seek equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions and competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareholders
Kulicke and Soffa Industries, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 41 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Kulicke and Soffa (Israel) Ltd., a wholly-owned subsidiary, for the year ended September 30, 1994 which consolidated statements reflect, before adjustments to eliminate intercompany activity, net sales of $27,864,000 for the year ended September 30, 1994. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Kulicke and Soffa (Israel) Ltd., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.






/s/ PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
November 15, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS







To the Directors and Shareholders of
Kulicke and Soffa (Israel) Ltd.


We have audited the consolidated statements of operations and retained earnings and of cash flows of Kulicke and Soffa Industries (Israel) Ltd. and subsidiary for the year ended September 30, 1994, all expressed in U.S. dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in Israel and the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements (not separately presented herein) expressed in U.S. dollars, present fairly, in all material respects, the consolidated results of operations and retained earnings and of cash flows of Kulicke and Soffa (Israel) Ltd. and subsidiary for the year ended September 30, 1994, in conformity with generally accepted accounting principles in the United States.






/s/ LUBOSHITZ, KASIERER & CO.

Certified Public Accountants (Israel)
Haifa, Israel

November 3, 1994

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                                              September 30,
                                                           ----------------
                                                             1996     1995
                                                           -------  -------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents
 (including time deposits:
 1996 - $2,925; 1995 - $7,877)                            $ 45,344 $ 28,624
Short-term investments                                      13,078    9,590
Accounts and notes receivable (less allowance
  for doubtful accounts:
  1996 - $1,227; 1995 - $1,094)                             47,456   77,427
Inventories, net                                            44,519   40,850
Prepaid expenses and other current assets                    4,277    3,534
Refundable income taxes                                      6,212       --
Deferred income taxes                                        1,765       76
                                                           -------  -------

  TOTAL CURRENT ASSETS                                     162,651  160,101

Property, plant and equipment, net                          41,143   25,519
Intangible assets, primarily goodwill, net                  42,049    1,183
Long-term investments                                          449    2,732
Investment in joint venture                                  1,556       --
Other assets                                                 1,706    1,494
                                                           -------  -------

  TOTAL ASSETS                                            $249,554 $191,029
                                                           =======  =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                         $    491 $     60
Accounts payable                                            23,032   33,145
Accrued expenses                                            18,389   16,014
Income taxes payable                                         6,935    6,973
                                                           -------  -------
  TOTAL CURRENT LIABILITIES                                 48,847   56,192

Long-term debt                                              50,712      156
Other liabilities                                            2,506    1,034
                                                           -------  -------
  TOTAL LIABILITIES                                        102,065   57,382
                                                           -------  -------
Commitments and contingencies
  (Notes 5, 6, 8 and 12)                                        --       --

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
  Authorized - 5,000 shares;
  issued - none                                                 --       --
Common stock, without par value:
  Authorized - 50,000 shares; issued and
  outstanding: 1996 - 19,433;
  1995 - 19,310                                             48,733   45,757
Retained earnings                                          101,085   89,238
Cumulative translation adjustment                           (2,329)  (1,348)
                                                           -------  -------
  TOTAL SHAREHOLDERS' EQUITY                               147,489  133,647
                                                           -------  -------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $249,554 $191,029
                                                           =======  =======


The accompanying notes are an integral part of these consolidated financial statements.

                        KULICKE AND SOFFA INDUSTRIES, INC.
                          CONSOLIDATED INCOME STATEMENT
                    (in thousands, except per share amounts)


                                              Fiscal Year Ended September 30,
                                              ------------------------------
                                                 1996       1995      1994
                                              --------   --------   --------

Net sales                                     $381,176   $304,509   $173,302

Cost of goods sold                             239,491    167,457    101,334
                                               -------    -------    -------

Gross profit                                   141,685    137,052     71,968

Selling, general and administrative             71,863     50,728     36,752
Research and development, net                   52,404     30,884     21,286
                                               -------    -------    -------

Income from operations                          17,418     55,440     13,930

Interest income                                  3,124      1,580      1,264
Interest expense                                (3,288)    (1,407)    (2,171)
Equity in loss of joint venture                   (994)        --         --
Other expense                                     (630)        --         --
                                               -------    -------    -------

Income before income taxes                      15,630     55,613     13,023

Income tax expense                               3,783     12,791      2,605
                                               -------    -------    -------

Net income                                    $ 11,847   $ 42,822   $ 10,418
                                               =======    =======    =======

Net income per share:
     Primary                                     $0.60      $2.38      $0.63
     Fully diluted                               $0.60      $2.22      $0.63

Weighted average number of
  shares outstanding:
     Primary                                    19,773     18,028     16,665
     Fully diluted                              19,773     19,693     16,665

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)

                                             Fiscal Year Ended September 30,
                                             -------------------------------
                                                1996       1995       1994
                                             ---------  ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $ 11,847  $ 42,822    $ 10,418
 Adjustments to reconcile net
  income to net cash provided by
   operating activities:
    Depreciation and amortization                9,658     4,947       3,940
    Provision for doubtful accounts                178       826         103
    Deferred taxes on income                    (2,125)     (718)        234
    Provision for inventory reserves             4,547     2,758         677
    Equity in loss of joint venture                994        --          --
    Changes in components of working
     capital, excluding effects of
      business acquisitions:
       Decrease (increase)
         in accounts receivable                 38,959   (37,995)    (11,023)
       Decrease (increase) in inventories       (6,358)  (16,390)      3,258
       Decrease (increase) in prepaid
        expenses other current assets             (483)   (1,107)        677
       Increase (decrease) in accounts
        payable  and accrued expenses          (11,632)   20,903       2,523
       Increase (decrease) in net
         taxes payable                          (8,076)    5,158       1,287
       Other, net                                1,364       844         676
                                               -------   -------     -------
Net cash provided by operating activities       38,873    22,048      12,770

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of businesses, including
   transaction costs, net of cash acquired     (43,020)       --      (3,296)
 Purchases of investments classified
   as available-for-sale                       (28,512)  (12,612)    (25,891)
 Proceeds from sales or maturities
   of investments:
   Classified as available-for-sale             26,802    16,631      22,825
   Classified as held-to-maturity                  505     2,082          --
 Purchases of plant and equipment              (18,028)  (10,777)     (6,202)
 Proceeds from sale of property
   and equipment                                   781     1,067         123
 Investment in joint venture                    (2,550)       --          --
                                               -------   -------     -------
 Net cash used by investing activities         (64,022)   (3,609)    (12,441)
                                               -------   -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on borrowings including
   capitalized leases                           (8,537)      (60)        (60)
 Proceeds from borrowings                       50,000        --          --
 Proceeds from issuances of common stock           394     1,484       1,084
                                               -------   -------     -------
 Net cash provided by financing activities      41,857     1,424       1,024
                                               -------   -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH             12         7         (12)
                                               -------   -------     -------
CHANGE IN CASH AND CASH EQUIVALENTS             16,720    19,870       1,341
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                             28,624     8,754       7,413
                                               -------   -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $ 45,344  $ 28,624   $   8,754
                                               =======   =======    ========

The accompanying notes are an integral part of these consolidated financial statements. See Note 6 for disclosure of non-cash financing activities.

                      KULICKE AND SOFFA INDUSTRIES, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (in thousands)

                                                     Unrealized
                                          Cumulative    Gain       Total
                  Common  Stock  Retained Translation (Loss) on Shareholders'
                  Shares  Amount Earnings  Adjustment Investments   Equity
                  ------------- --------  ---------- -----------  ----------
Balances at
September 30,
  1993            16,244 $16,336  $35,998  $  (853)                $  51,481

Purchases under
 the employee stock
 purchase plan        79     369       --       --                       369
Employer
 contribution to
 the 401(k) plan      16     112       --       --                       112
Exercise of stock
 options             144     603       --       --                       603
Tax benefit from
 exercise of
 stock options        --     245       --       --                       245
Shares issued upon
 conversion of
 subordinated debt    16     174       --       --                       174
Translation
 adjustment           --      --       --       12                        12
Unrealized loss
 on investments       --      --       --       --     $  (180)         (180)
Net income            --      --   10,418       --          --        10,418
                  ------  ------   ------   ------      ------      --------
Balances at
 September 30,
 1994             16,499  17,839   46,416     (841)       (180)       63,234

Purchases under
 the employee
 stock purchase
 plan                119     556       --       --          --           556
Employer
 contribution to
 the 401(k) plan      12     118       --       --          --           118
Exercise of
 stock options       217     928       --       --          --           928
Tax benefit from
 exercise of
 stock options        --     154       --       --          --           154
Shares issued upon
 conversion of
 subordinated debt 2,463  26,162       --       --          --        26,162
Translation
 adjustment           --      --       --     (507)         --          (507)
Unrealized gain
 on investments       --      --       --       --         180           180
Net income            --      --   42,822       --          --        42,822
                  ------  ------   ------   ------      ------      --------
Balances at
 September 30,
 1995             19,310  45,757   89,238   (1,348)         --       133,647

Employer
 contribution to
 the 401(k) plan      84   1,580       --       --          --         1,580
Exercise of
 stock options        39     394       --       --          --           394
Tax benefit from
 exercise of
 stock options        --   1,002       --       --          --         1,002
Translation
 adjustment           --      --       --     (981)         --          (981)
Net income            --      --   11,847       --          --        11,847
                  ------  ------   ------   ------      ------      --------

Balances at
 September 30,
 1996             19,433 $48,733 $101,085  $(2,329)    $    --      $147,489
                  ======  ======  =======   ======      ======       =======


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

Nature of Business - The Company manufactures capital equipment and packaging materials used in the assembly of semiconductors. The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry historically has been highly volatile and experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future.

The semiconductor and semiconductor equipment industries are subject to rapid technological change and frequent new product introductions and enhancements. The Company invests substantial amounts in research and development to continuously develop and manufacture new products and product enhancements in response to demands for higher performance assembly equipment. The Company's inability to successfully develop new products and product enhancements or to effectively manage the introduction of new products into the marketplace could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments - The Company's investments other than cash equivalents are classified as "trading," "available-for-sale" or "held-to-maturity," depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management's intentions with respect to holding the securities. Investments classified in "trading" are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as available-for-sale are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders' equity. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Vulnerability to Certain Concentrations - Financial instruments which may subject the Company to concentration of credit risk at September 30, 1996 and 1995 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts and packaging materials to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Accounts receivable at September 30, 1996 and 1995 include notes receivable of $1,120 and $15,164, respectively. Write-offs of uncollectible accounts have historically been insignificant.

Sales to a relatively small number of customers account for a significant percentage of the Company's net sales. During fiscal 1996, sales to Anam and Intel accounted for approximately 14.3% and 11.2%, respectively, of the Company's net sales. In fiscal 1995, sales to Intel and Anam accounted for 19.8% and 16.3%, respectively. In fiscal 1994, sales to Anam, Intel and Motorola accounted for 14.2%, 11.5% and 10.8% respectively, of the Company's net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. The loss of or reduction of orders from a significant customer could adversely affect the Company's business, financial condition and operating results.

The Company relies on subcontractors to manufacture to the Company's specifications many of the components or subassemblies used in its products. Certain of the Company's products require components or parts of an exceptionally high degree of reliability, accuracy and performance for which there are only a limited number of suppliers or for which a single supplier has been accepted by the Company as a qualified supplier. If supplies of such components or subassemblies were not available from any such source and a relationship with an alternative supplier could not be promptly developed, shipments of the Company's products could be interrupted and re-engineering of the affected product could be required. Such disruptions could have a material adverse effect on the Company's results of operations.

Inventories - Inventories are stated at the lower of cost (determined on the basis of first-in, first-out for certain inventories and average cost for others) or market. Due to the volatility of demand for capital equipment and the rapid technological change in the semiconductor industry, the Company is vulnerable to risks of excess and obsolete inventory. The Company generally provides reserves for inventory considered to be in excess of 18 months of forecasted future demand.

Property, Plant and Equipment - Property, plant and equipment are carried at cost. The cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets are capitalized while repair and maintenance costs are expensed as incurred. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives as follows: buildings 25 to 40 years; machinery and equipment 3 to 8 years; leasehold improvements are based on the life of lease or life of asset. Purchased computer software costs related to business and financial systems are amortized over a five year period on a straight-line basis.

Intangible Assets - Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight-line basis over the estimated period to be benefited by the acquisitions ranging from fifteen to twenty years (see Note 2). The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective October 1, 1994. The carrying value of long-lived assets, including goodwill, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the excess of cost over fair value of net assets that arose in that transaction is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date.

Postemployment Benefits - In fiscal 1995, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This Statement requires that post employment benefits be recognized over the employees' periods of service if such benefits vest ratably, or upon termination in certain instances. Adoption of this new statement did not materially impact the Company's financial position or results of operations.

Foreign Currency Translation - The U.S. dollar is the functional currency for all subsidiaries except the Company's operations in Japan, Switzerland and Singapore. Unrealized translation gains and losses resulting from the translation of functional currency financial statement amounts into U.S. dollars in accordance with SFAS No. 52 are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders' equity. Gain and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction gains (losses) were $57, ($281) and $267 for the years ended September 30, 1996, 1995 and 1994, respectively.

Revenue Recognition - Sales are recorded upon shipment of products or performance of services. Expenses for estimated product returns and warranty costs are accrued in the period of sale recognition.

Research and Development Arrangements - The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During fiscal 1996, 1995 and 1994, reductions to research and development expense related to such funding totaled $2,473, $2,843 and $2,022, respectively.

Income Taxes - Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." No provision is made for U.S. income taxes on undistributed earnings of foreign subsidiaries which are indefinitely reinvested in foreign operations.

Earnings Per Share - Primary earnings per share are computed using the weighted average number of common shares outstanding. Recognition is given to the assumed exercise of stock options, if dilutive. Fully diluted earnings per share are computed based on the weighted average number of shares outstanding plus those shares assumed to be issued upon the exercise of stock options and, in fiscal 1995, the conversion of the subordinated debentures, after giving effect to the elimination of interest expense, net of income taxes, applicable to the debentures. All share related data reflects the effect of the Company's July 1995 two-for-one stock split.

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include reserves for excess and obsolete inventory and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

Accounting for Stock-based Compensation - In October 1995, SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. Commencing with the Company's 1997 fiscal year, this statement will require the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income and earnings per share in the footnotes to the Company's financial statements. The Company expects to adopt SFAS 123 on a disclosure basis only. Accordingly, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheet or income statement.

Reclassifications - Certain amounts in the Company's prior year financial statements have been reclassified to conform to their presentation in the current fiscal year.

NOTE 2:  ACQUISITIONS

In July 1994, the Company acquired the business and certain assets of Assembly Technologies, an operating division of General Signal Corporation ("AT"), for a cash purchase price approximating $3,296, including transaction-related costs. AT manufactured and sold semiconductor assembly equipment, including automatic die attach machines, automatic dicing saws and related spare parts. The transaction was accounted for as a purchase. Accordingly, the acquired assets and results of operations of the AT business are included in the Company's consolidated financial statements from the date of the acquisition. The excess of the purchase price and transaction-related costs over the fair value of net assets acquired of $1,287 was charged to goodwill and is being amortized over a fifteen year period.

On October 2, 1995, the Company acquired American Fine Wire Corporation ("AFW") through the acquisition of all of the common stock of Circle "S" Industries, Inc., ("Circle S") the parent corporation of AFW. AFW is a manufacturer of fine gold and aluminum wire used in the wire bonding process, and has manufacturing facilities in Singapore; Selma, Alabama; and Thalwil, Switzerland. The acquisition was accounted for using the purchase method. Accordingly, AFW's operating results are included in the Company's consolidated financial statements commencing October 2, 1995. The purchase price was initially financed by borrowings under a new bank credit facility and by issuance of promissory notes to the former Circle "S" shareholders (see Note 6).

The AFW purchase price, including transaction related costs, totaled $54.7 million, and was allocated to the assets acquired and liabilities assumed based upon their estimated fair market value, as follows:

Cash and cash equivalents                                          $  10,944
Accounts receivable, net                                               9,166
Inventories                                                            1,858
Property, plant and equipment, net                                     3,648
Intangible assets, primarily goodwill                                 43,099
Other assets                                                             284
Short-term debt                                                       (8,000)
Accounts payable                                                      (1,918)
Accrued expenses                                                      (3,219)
Income taxes payable                                                    (704)
Deferred income taxes                                                   (436)
                                                                     -------
Total purchase price                                                 $54,722
                                                                      ======

The excess of the total purchase price over the estimated fair value of acquired tangible net assets was $43.1 million, consisting primarily of goodwill and a favorable operating lease, both of which are being amortized over a twenty-year period.

Revenues of AFW include a fabrication charge per thousand feet of wire and the value of precious metals (primarily gold) which is sold to the customer. Gross revenues could vary significantly based on market fluctuations in the value of gold. To minimize financial exposure to gold price fluctuations, the Company obtains gold from its gold supplier on a consignment basis during the fabrication process and purchases the gold upon shipment and sale of the finished product to the customer.

Unaudited pro forma income statement data reflecting the combined operating results of the Company and AFW for the fiscal year ended September 30, 1995, as if the acquisition had occurred on October 1, 1994, after giving effect to certain pro forma adjustments, are as follows:

                                                                   Pro forma
                                                                  -----------
                                                                  (unaudited)

Revenue                                                           $  376,956
Net income                                                            40,994
Net income per share                                                   $2.13

NOTE 3:  INVESTMENTS

At September 30, 1996 and 1995, no short-term investments were classified as trading. Investments, excluding cash equivalents, consisted of the following at September 30, 1996 and 1995:

                             September 30, 1996         September 30, 1995
                         ------------------------    -----------------------
                                Unrealized                  Unrealized
                          Fair    Gains/    Cost      Fair    Gains/    Cost
                         Value   (Losses)  Basis     Value   (Losses)  Basis
                         -----   --------  ------    ------  --------  -----
Available-for-sale:
U.S. Treasury bills
 maturing in less
 than one year         $ 5,969     $  --  $ 5,969   $5,455      $ --  $5,455
Adjustable rate notes    4,808        --    4,808    2,122        --   2,122
                        ------      ----   ------    -----       ---   -----
Short-term investments
 classified as
 available for sale    $10,777     $  --  $10,777   $7,577      $ --  $7,577
                        ======      ====   ======    =====       ===   =====
Held-to-maturity:
Corporate bonds with
 weighted average
 maturity less than
 three years           $ 2,690     $ (60) $ 2,750   $4,448      $(42) $4,490
U.S. Treasury notes
 with maturity less
 than three years           --        --       --      256         1     255
                        ------       ---    -----    -----       ---    ----
                       $ 2,690     $ (60)   2,750   $4,704      $(41)  4,745
                        ======      ====             =====       ===
Short-term investments
 classified as held-to
  maturity                                  2,301                      2,013
Held-to-maturity
 investments maturing
 after one year,
 within five years                        $   449                     $2,732
                                           ======                      =====

NOTE 4:  INVENTORIES
                                                              September 30,
                                                           -----------------
                                                             1996      1995
                                                           -------   -------

Raw materials and supplies                                $ 29,985   $22,190
Work in process                                              9,862    15,740
Finished goods                                              16,427    10,673
                                                           -------    ------
                                                            56,274    48,603
Inventory reserves                                         (11,755)   (7,753)
                                                           -------    ------
                                                          $ 44,519   $40,850
                                                           =======    ======

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

                                                              September 30,
                                                           ----------------
                                                             1996      1995
                                                           -------   -------

Land                                                      $  1,442   $ 1,026
Buildings and building improvements                         16,457    14,879
Machinery and equipment                                     56,524    38,705
Leasehold improvements                                       2,767     2,137
                                                           -------    ------
                                                            77,190    56,747
Accumulated depreciation                                   (36,047)  (31,228)
                                                           -------    ------

                                                          $ 41,143   $25,519
                                                           =======    ======

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2107. In addition, in connection with the October 2, 1995 acquisition of AFW, the Company assumed certain leases associated with AFW's facilities. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows:
$3,544 in 1997; $2,627 in 1998; $1,316 in 1999; $731 in 2000 and $6,321
thereafter.

Rent expense for fiscal 1996, 1995 and 1994 was $2,540, $2,355 and $1,663, respectively.


NOTE 6:  DEBT OBLIGATIONS

Debt obligations include the following:

                                                              September 30,
                                                           -----------------
                                                             1996      1995
                                                           -------    ------
United States:
 Revolving credit facility                                 $50,000    $   --
 Capital lease obligations                                   1,203        --

Asia:
  Term loan                                                     --       216
                                                            ------     -----
Total debt obligations                                      51,203       216
Less - current portion                                         491        60
                                                            ------     -----
Debt due after one year                                    $50,712    $  156
                                                            ======     =====

The Company borrowed $15.0 million under its bank credit facility on October 2, 1995 to fund the cash portion of the AFW purchase price and issued promissory notes totaling $34.4 million to certain selling shareholders of Circle "S." The promissory notes were repaid in full on January 5, 1996, together with accrued interest thereon. To finance the repayment of the promissory notes, on January 5, 1996, the Company borrowed the remaining $35.0 million available under a term credit facility. Borrowings under the $50.0 million term credit facility bore interest at the LIBOR rate plus 50 basis points.

On April 10, 1996, the Company renegotiated the terms of its bank credit facilities resulting in a new Restated Loan Agreement providing for a $10.0 million revolving credit facility expiring February 28, 1997, and a $50.0 million revolving credit facility expiring March 30, 2001. The $10.0 million revolving loan bears interest at the prime rate less 1/4%. The $50.0 million revolving loan bears interest at the Company's option, either at a Base Rate (defined as the lesser of the prime rate minus 1/2% or the Federal Funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus .4% to .6%, depending on maintenance of certain financial covenants). In May 1996 the Company elected the 180 day LIBOR rate plus forty basis points resulting in an effective rate of 6.025% as of September 30, 1996.

The Restated Loan Agreement is unsecured and requires that the Company maintain certain covenants including a leverage ratio, an interest ratio and working capital of not less than $50.0 million. Additionally, the Restated Loan Agreement also limits the Company's ability to mortgage, pledge, or dispose of material assets, engage in certain transactions with affiliates and imposes restrictions as to the type and quality of the Company's investments. The Company was in compliance with all covenants of the Restated Loan Agreement during fiscal 1996.



The term loan of the Asian subsidiary was repaid in March 1996. Interest was calculated at the Hong Kong prime rate plus 1/2% (9.5% at September 30, 1995).

During fiscal 1995, a portion of the Company's 8% Convertible Subordinated Debentures (the "Debentures") were outstanding. The Debentures were convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $10.66 per share. The Debentures were called for redemption in fiscal 1995 at a redemption price of 101.60% of the principal amount of the Debentures, plus accrued interest thereon. All but $11 of such Debentures were converted into the Company's common stock by July 10, 1995. The remaining $11 in Debentures were redeemed.

Maturities of long-term debt subsequent to September 30, 1996, are $491 in 1997, $528 in 1998, $184 in 1999, $0 in 2000 and $50.0 million in 2001.

Interest paid on the Company's debt obligations totaled $3,288, $1,407 and $2,171 in fiscal 1996, 1995 and 1994, respectively.

NOTE 7:  SHAREHOLDERS' EQUITY

Stock Option Plans

The Company has four employee stock option plans for officers and key employees (the "Employee Plans") pursuant to which options may be granted at 100% of the market price of the Company's Common Stock on the date of grant. Options may no longer be granted under two of the plans. Options granted under the Employee Plans are exercisable at such dates as are determined in connection with their issuance, but not later than ten years after the date of grant.

The following summarizes all employee stock option activity for the three years ended September 30, 1996:

                                            September 30,
                         ---------------------------------------------------
                              1996              1995              1994
                         ---------------   --------------    --------------
                                 Average           Average           Average
                                Exercise          Exercise          Exercise
                         Options  Price    Options  Price    Options  Price
                         ------- -------   ------- -------   ------- -------
                                    (Share amounts in thousands)

Options outstanding at
 beginning of period         618  $ 6.93       472   $5.30       538  $ 3.74
Granted or reissued          259   32.84       350    8.06       105   11.46
Exercised                    (37)   6.24      (130)   4.21      (118)   4.17
Terminated or canceled       (25)  10.60       (74)   6.66       (53)   4.07
                         -------           -------           -------
Options outstanding at
 end of period               815  $15.08       618   $6.93       472  $ 5.30
                         =======           =======           =======

Options exercisable at
 end of period               223  $ 6.47       147   $4.52       200  $ 4.10
                         =======           =======           =======

The Company also maintains a stock option plan for non-officer directors (the "Director Plan") pursuant to which options to purchase 5,000 shares of the Company's Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options to purchase 136,000 shares at an average exercise price of $10.73 were outstanding at September 30, 1996. Options to purchase 43,000 shares are currently exercisable. Options to purchase 2,000 shares granted under the Director Plan were exercised during 1996.

At September 30, 1996, 2,578,440 shares of the Company's Common Stock were reserved for issuance in connection with the stock option plans.

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

NOTE 8:  EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees. The benefits for this plan were based on the employees' years of service and the employees' compensation during the three years before retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Effective December 31, 1995, the benefits under the Company's pension plan were frozen. As a consequence, accrued benefits will no longer change as a result of an employee's length of service or compensation. The benefit freeze resulted in the recognition of a $1,050 net curtailment gain in fiscal 1996, which was offset by recognition of a $1,050 prior unrecognized loss.

Net pension cost for the U.S. plan comprises the following:

                                             Fiscal Year Ended September 30,
                                             -------------------------------
                                                1996       1995        1994
                                              -------    -------     -------

Service cost-benefits earned
 during the period                           $    151   $    563    $    564
Interest cost on projected
 benefit obligations                              760        797         670
Recognition of prior unrecognized loss          1,050         --          --
Recognition of net curtailment gain            (1,050)        --          --
Actual return on plan assets                     (570)      (859)       (153)
Net amortization and deferral                    (250)      (226)       (878)
Recognition of past service costs                  75         --          --
                                              -------    -------     -------
Net pension expense of U.S. plan             $    166   $    275    $    203
                                              =======    =======     =======

Weighted average discount rate                   7.50%      7.75%       7.75%
Rate of increase in future compensation             *       4.00%       4.00%
Expected long-term return on assets              7.00%      9.00%       9.00%

*  Not applicable due to the December 31, 1995 benefit freeze.

The funded status of the U.S. plan follows:

                                                             September 30,
                                                          ------------------
                                                           1996        1995
                                                          ------      ------
Accumulated benefit obligation, including
 vested benefits of $10,002 and $9,040,
 respectively                                            $10,340     $ 9,347
                                                          ======      ======
Projected benefit obligation for service
 rendered to date                                        $10,340     $11,090
Plan assets at fair value, primarily mutual
 fund investments and U.S. Treasury bills                  9,770       9,540
                                                          ------      ------
 Excess of projected benefit obligation
 over plan assets                                           (570)     (1,550)
Unrecognized net implementation asset                         --        (126)
Unrecognized net loss                                      1,025       2,215
Unrecognized prior service cost                               --          81
                                                          ------      ------

Prepaid pension cost                                     $   455     $   620
                                                          ======      ======

The Company's foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. The Company believes that these plans are substantially fully funded as to vested benefits. On a consolidated basis, pension expense was $629, $618 and $465 in fiscal 1996, 1995 and 1994, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages depending on employee age and years of service, ranging from 30% to 175% of the employees' contributions. The Company's contributions under this plan totaled $1,580, $118 and $112 in fiscal 1996, 1995 and 1994, respectively, and were satisfied by contribution of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 9:  INCOME TAXES

Income before income taxes consisted of the following:

                                             Fiscal Year Ended September 30,
                                             -------------------------------
                                               1996       1995        1994
                                             -------     -------    -------
United States operations                    $  (361)    $ 31,249    $  3,213
Foreign operations                           15,991       24,364       9,810
                                             ------      -------     -------
                                            $15,630     $ 55,613    $ 13,023
                                             ======      =======     =======

The provision for income taxes included the following:

                                             Fiscal Year Ended September 30,
                                             -------------------------------
                                               1996       1995        1994
                                             -------     -------    --------
     Current:
      Federal                               $ 2,523     $  9,470    $  1,353
      State                                      25          600         100
      Foreign                                 3,360        3,439         918
     Deferred:
      Federal                                (2,625)        (898)        113
      Foreign                                   500          180         121
                                             ------      -------    --------
                                            $ 3,783     $ 12,791    $  2,605
                                             ======      =======     =======

The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

                                             Fiscal Year Ended September 30,
                                             -------------------------------
                                              1996         1995       1994
                                             ------      -------     -------
Computed income tax expense based on
  U.S. statutory rate                       $ 5,471     $ 19,465    $  4,558
Effect of earnings of foreign
 subsidiaries subject to
 different tax rates                         (1,017)        (811)     (1,021)
Benefits from Israeli Approved
 Enterprise Zones                            (1,660)      (1,470)       (822)
Benefits of net operating
 loss and tax credit carryforwards
 and change in valuation allowance               --       (3,493)       (532)
Non-deductible goodwill amortization            735           --          --
Provision for repatriation of
 certain foreign earnings, including
 foreign withholding taxes                      500          180         121
Effect of revisions of prior year's
 estimated taxes                                562         (505)         --
Benefits of Foreign Sales Corporation        (1,027)        (533)         --
Other, net                                      219          (42)        301
                                             ------      -------     -------
                                            $ 3,783     $ 12,791    $  2,605
                                             ======      =======     =======

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $58,950 at September 30, 1996. Such undistributed earnings are intended to be indefinitely reinvested in foreign operations.

The Company's Japanese subsidiary has approximately $2,220 in net operating loss ("NOL") carryforwards expiring through fiscal 1998, which may be used to offset future taxable income in Japan.

Deferred taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities as measured by the current tax rates. The net deferred tax balance is comprised of the tax effects of cumulative temporary differences, as follows:
                                                              September 30,
                                                            ----------------
                                                              1996     1995
                                                            -------   ------
Repatriation of foreign earnings,
 including foreign withholding taxes                        $ 3,711   $3,211
Depreciable assets                                            1,870    1,329
Prepaid expenses and other                                      226      405
                                                             ------    -----
Total deferred tax liability                                  5,807    4,945
                                                             ------    -----

Inventory reserves                                            2,755    1,619
Accruals and other reserves                                   2,808    1,829
Acquired domestic NOL carryforwards                           2,512       --
Foreign NOL carryforwards                                     1,519      607
Domestic tax credit carryforward                              1,084       --
Deferred intercompany profit                                  2,009    1,573
                                                             ------    -----
                                                             12,687    5,628
Valuation allowance                                          (5,115)    (607)
                                                             ------    -----

Total deferred tax asset                                      7,572    5,021
                                                             ------    -----

Net deferred tax asset                                      $ 1,765   $   76
                                                             ======    =====

Realization of deferred tax assets associated with the NOL and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them. The valuation allowance at September 30, 1996 relates to acquired domestic net operating loss carryforwards expiring through the year 2010 whose realization is limited to the U.S. earnings of the acquired company; domestic tax credit carryforwards which expire in varying amounts through the year 2011; and foreign net operating loss carryforwards which are scheduled to expire through the 1998 fiscal year. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if the Company's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. In the event that the tax benefits relating to acquired NOL carryforwards are realized, such benefits would reduce the recorded amount of goodwill.

The Company paid income taxes of $11,699, $8,109 and $1,019 in fiscal 1996, 1995 and 1994, respectively.

NOTE 10 - OPERATIONS BY GEOGRAPHIC AREA AND BUSINESS SEGMENT

The Company's market for its products is worldwide. Export sales (sales from U.S. based operations directly to foreign based customers and sales to foreign locations of U.S. based customers) totaled $93,318, $78,435 and $48,082 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Export sales to Korean based customers accounted for approximately 11.5% of total sales during fiscal 1996. In addition, a substantial portion of the Company's products are sold to the Company's foreign subsidiaries which, in turn, sell to foreign based customers. Total shipments of the Company's products with ultimate foreign destinations (including export sales) comprised 79%, 78% and 74% of consolidated sales during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. During fiscal 1996, total shipments (including export sales) to customers in Korea, Taiwan and Malaysia represented approximately 16%, 14% and 14%, respectively, of consolidated sales.

Additional information by geographic area for the fiscal years ended September 30, 1996, 1995 and 1994 is as follows:

                                             Fiscal Year Ended September 30,
                                             -------------------------------
                                               1996        1995       1994
                                             -------     -------     ------
Sales to unaffiliated customers:
 United States                             $ 173,110   $ 146,577  $  93,643
 Hong Kong                                   138,859     143,429     71,985
 Israel                                        1,312         773        858
 Singapore                                    48,600         572         94
 Rest of world                                19,295      13,158      6,722
                                             --------    --------   --------
 Consolidated                              $ 381,176   $ 304,509  $ 173,302
                                            ========    ========   ========

Intercompany sales:
 United States                             $ 167,933   $ 158,543  $  81,119
 Hong Kong                                       327          51        219
 Israel                                       51,603      38,646     27,006
 Singapore                                        76          --         --
 Rest of world                                   392          24        304
 Adjustments and eliminations               (220,331)   (197,264)  (108,648)
                                            --------    --------   --------
 Consolidated                              $      --   $      --  $      --
                                            ========    ========   ========

Total net sales:
 United States                             $ 341,043   $ 305,120  $ 174,762
 Hong Kong                                   139,186     143,480     72,204
 Israel                                       52,915      39,419     27,864
 Singapore                                    48,676         572         94
 Rest of world                                19,687      13,182      7,026
 Adjustments and eliminations               (220,331)   (197,264)  (108,648)
                                            --------    --------   --------
 Consolidated                              $ 381,176   $ 304,509  $ 173,302
                                            ========    ========   ========

Operating income:
 United States                             $   7,704   $  37,530  $   8,698
 Hong Kong                                    11,672      14,841      5,784
 Israel                                       10,531       9,004      3,332
 Singapore                                      (789)       (261)       (85)
 Rest of world                                (1,048)      3,125        775
 Adjustments and eliminations                 (3,086)     (2,345)         4
                                            --------    --------   --------
 Consolidated operating income                24,984      61,894     18,508

General corporate expenses                    (7,566)     (6,454)    (4,578)
Interest income expenses, net                   (164)        173       (907)
Other expenses                                (1,624)         --         --
                                            --------    --------   --------
Income before taxes                        $  15,630   $  55,613  $  13,023
                                            ========    ========   ========

Identifiable assets:
 United States                             $  94,842   $  95,989  $  63,991
 Hong Kong                                    21,855      42,653     22,108
 Israel                                       37,059      15,289      9,652
 Singapore                                    32,467         238        120
 Rest of world                                10,489      11,991      6,785
 Adjustments and eliminations                 (7,585)     (4,499)    (2,154)
                                            --------    --------   --------
                                             189,127     161,661    100,502
 Corporate assets                             60,427      29,368     20,696
                                            --------    --------   --------
                                           $ 249,554   $ 191,029  $ 121,198
                                            ========    ========   ========


Transfers between geographic areas were primarily sales of finished products and spare parts and generally were priced at end customer selling prices, with intercompany commissions paid to the selling subsidiary in the case of machines, and at a discount off list price in the case of spare parts. Such sales were primarily from the United States to the Company's sales and service operations in Hong Kong and Japan, and from Israel to the United States, and were eliminated in consolidation. Operating income (loss) by geographic area did not include an allocation of general corporate expenses. Corporate expenses consisted primarily of general and administrative expenses which were not attributable to geographic regions. Identifiable assets were those that could be directly associated with a particular geographic area. Corporate assets consisted principally of cash and investments.

Prior to its October 2, 1995 acquisition of AFW, the Company operated primarily in one industry segment, the manufacture and sale of production equipment to the semiconductor industry. As a result of the AFW acquisition, the portion of the Company's operations attributable to the packaging materials segment exceeded 10% of total revenues. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment. Accordingly, in fiscal 1996 the Company commenced reporting its operations in two business segments, its equipment segment (sales of capital equipment, related spare parts and services) and its packaging materials segment (which includes the Micro-Swiss and AFW operations).

Operating results by business segment for the fiscal years ended September ,30, 1996, 1995 and 1994 were as follows:

                                          Packaging   Corporate
                              Equipment   Materials      and
                               Segment     Segment   Eliminations     Total
                              ---------   ---------  ------------   --------
September 30, 1996:
Fiscal Year Ended
-------------------
Net sales                     $ 287,234   $  93,942                 $381,176
Cost of goods sold              164,221      75,270                  239,491
                               --------     -------                  -------
Gross profit                    123,013      18,672                  141,685
Operating expenses              102,138      14,563  $      7,566    124,267
                               --------     -------   -----------    -------
Operating profit (loss)       $  20,875   $   4,109  $     (7,566)  $ 17,418
                               ========    ========   ===========    =======

Identifiable assets           $ 112,762   $  76,365  $     60,427   $249,554
Capital expenditures              9,669       8,359            --     18,028
Depreciation expense              5,379       1,800            --      7,179


                                          Packaging   Corporate
                              Equipment   Materials      and
                               Segment     Segment   Eliminations     Total
                              ---------   ---------  ------------   --------
September 30, 1995:
Fiscal Year Ended
-------------------
Net sales                     $ 283,835   $  20,674                 $304,509
Cost of goods sold              155,195      12,262                  167,457
                               --------    --------                  -------
Gross profit                    128,640       8,412                  137,052
Operating expenses               71,880       3,278  $     6,454      81,612
                               --------    --------   ----------     -------
Operating profit (loss)       $  56,760   $   5,134  $    (6,454)   $ 55,440
                               ========    ========   ==========     =======

Identifiable assets           $ 155,962   $   5,699  $    29,368    $191,029
Capital expenditures              7,294       3,483           --      10,777
Depreciation expense              4,265         465           --       4,730


                                          Packaging   Corporate
                              Equipment   Materials      and
                               Segment     Segment   Eliminations     Total
                              ---------   ---------  ------------   --------
September 30, 1994:
Fiscal Year Ended
-------------------
Net sales                     $ 159,703   $  13,599                 $173,302
Cost of goods sold               92,725       8,609                  101,334
                               --------    --------                  -------
Gross profit                     66,978       4,990                   71,968
Operating expenses               52,122       1,338  $     4,578      58,038
                               --------    --------   ----------     -------
Operating profit (loss)       $  14,856   $   3,652  $    (4,578)   $ 13,930
                               ========    ========   ==========     =======

Identifiable assets           $  98,329   $   2,173  $    20,696    $121,198
Capital expenditures              5,267         935           --       6,202
Depreciation expense              3,467         290           --       3,757

Intersegment sales are immaterial. Corporate assets principally comprised cash and investments. Capital expenditures and depreciation expense for the corporate segment were immaterial.

NOTE 11:  OTHER FINANCIAL DATA

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation providing for the formation and management of Flip Chip Technologies, L.L.C. ("FCT" or "the Joint Venture"). FCT was formed to provide wafer bumping services. The Company accounts for its investment in the joint venture using the equity method. As of September 1996, the Company contributed $2.6 million to FCT, and recognized its proportionate share of the Joint Venture's operating loss.

Accrued expenses at September 30, 1996 and 1995 include $8,990 and $7,242, respectively, for accrued wages, incentives and vacations.

Maintenance and repairs expense totaled $5,185, $3,737 and $3,027 for fiscal 1996, 1995 and 1994, respectively. Warranty and retrofit expense was $2,326, $5,085 and $1,354 for fiscal 1996, 1995 and 1994, respectively.

NOTE 12:  CONTINGENCIES

The Company is the subject of various claims which arise in the normal course of business. In addition, certain of the Company's customers have received notices of infringement from two separate parties, Harold S. Hemstreet and Jerome H. Lemelson, alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by them. Under and subject to the terms of its agreements with customers, the Company could be required to reimburse customers for certain damages resulting from these matters and to defend its customers in patent infringement suits. Certain customers have requested that the Company defend and indemnify them against the claims of Mr. Hemstreet or Mr. Lemelson, but, to date, no customer who has settled with either Mr. Hemstreet or Mr. Lemelson has sought contribution from the Company. A number of the Company's customers have actually been sued by Mr. Lemelson, but no customers were sued by Mr. Hemstreet prior to expiration of the time period in which he could bring suit. The Company believes, based in part on opinions from the Company's outside patent counsel, that no equipment marketed by the Company, and no process performed by such equipment, infringe on the patents in question.

The Company does not believe that the ultimate resolution of the matters described above will have a material adverse effect on its business, financial condition, operating results or liquidity.

NOTE 13:  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Financial information pertaining to quarterly results of operations follows:


Year ended                  First    Second     Third    Fourth
 September 30, 1996:       Quarter   Quarter   Quarter   Quarter(1)    Total
-------------------        -------   -------   -------   -------     -------

Net sales                 $127,189  $115,374   $76,912  $ 61,701    $381,176
Gross profit                52,076    45,497    27,801    16,311     141,685

Income (loss)
 from operations (2)        23,812    15,086    (3,328)  (18,152)     17,418

Income (loss)
 before income taxes      $ 23,010  $ 15,078   $(3,504) $(18,954)   $ 15,630
Income tax expense
 (benefit)                   6,673     4,373    (1,016)   (6,247)      3,783
                            ------    ------    ------    ------     -------

Net income (loss)         $ 16,337  $ 10,705   $(2,488) $(12,707)   $ 11,847
                           =======   =======    ======   =======     =======
Net income (loss)
 per share                $   0.82  $   0.54   $ (0.13) $  (0.65)   $   0.60
                           =======   =======    ======   =======     =======


Year ended                  First    Second     Third    Fourth
 September 30, 1995:       Quarter   Quarter   Quarter   Quarter       Total
-------------------        -------   -------   -------   -------    --------

Net sales                 $ 51,459  $ 64,785   $87,296  $100,969    $304,509
Gross profit                22,045    29,157    39,840    46,010     137,052

Income from operations (2)   5,230    10,943    18,371    20,896      55,440

Income before
 income taxes             $  5,033  $ 10,720   $18,464  $ 21,396    $ 55,613
Income tax expense           1,309     2,466     4,431     4,585      12,791
                           -------   -------    ------   -------     -------

Net income                $  3,724  $  8,254   $14,033  $ 16,811    $ 42,822
                           =======   =======    ======   =======     =======
Net income per share      $   0.21  $   0.44   $  0.72  $   0.85    $   2.22
                           =======   =======    ======   =======     =======

(1) Results for the fourth quarter of fiscal 1996 include charges of approximately $6.9 million, including the write-off of approximately $2.8 million of excess and obsolete inventories, $1.2 million in severance and benefit costs associated with the Company's August 1996 reduction in its worldwide work force, the write-off of approximately $1.8 million of costs incurred in connection with the discontinuation of the Willow Grove, PA facility expansion project, and the $1.0 million write-down of the value of certain engineering prototype machines to their net realizable value.

(2) Represents net sales less costs and expenses but before net interest expense and other expense.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required hereunder with respect to the directors will appear under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1997 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 401(b) of Regulation S-K appears in Part I hereof under the heading "Executive Officers of the Company."

Item 11. EXECUTIVE COMPENSATION

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1997 Annual Meeting, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder will appear on page one and under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1997 Annual Meeting, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1997 Annual Meeting, which information is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

   (1)  Financial Statements:

      Report of Independent Accountants                                 20
      Report of Independent Accountants                                 21
      Consolidated Balance Sheet at September 30, 1996 and 1995         22
      Consolidated Income Statement for the fiscal years
        ended September 30, 1996, 1995 and 1994                         23
      Consolidated Statement of Cash Flows for the fiscal years
        ended September 30, 1996, 1995 and 1994                         24
      Consolidated Statement of Changes in Shareholders' Equity
        for the fiscal years ended September 30, 1996,
        1995 and 1994                                                   25
   Notes to Consolidated Financial Statements                      26 - 39

   (2)  Financial Statement Schedules:

      Report of Other Independent Accountants                           44
      VIII - Valuation and Qualifying Accounts                          45

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (3)  Exhibits:

EXHIBIT
NUMBER                                   ITEM
-------  -------------------------------------------------------------------

2.1(a) Agreement and Plan of Acquisition dated September 14, 1995, between the Company, CSI and Certain Stockholders of CSI, filed as Exhibit 2.1(a) to the Company's Form 8-K dated October 2, 1995, is incorporated herein by reference.

2.1(b) Agreement and Plan of Merger dated October 2, 1995, between the Company, Kulicke and Soffa Acquisition Corporation and CSI, filed as Exhibit 2.1(b) to the Company's Form 8-K dated October 2, 1995, is incorporated herein by reference.

2.1(c)    Escrow Agreement dated October 2, 1995, between the Company, Larry
          D. Striplin, Jr. and Mellon Bank, N.A., filed as Exhibit 2.1(c) to the Company's Form 8-K dated October 2, 1995, is incorporated herein by reference.

3(i) The Company's Amended and Restated Articles of Incorporation, filed as Exhibit 3(i) to the Company's Form 10-Q for the quarterly period ended June 30, 1996, is incorporated herein by reference.

3(ii)     The Company's By-Laws, as amended through June 26, 1990, filed as
          Exhibit 2.2 to the Company's Form 8-A12G dated September 8, 1995, is incorporated herein by reference.

4(i) Restated Loan Agreement between the Company and Midlantic Bank, N.A. dated April 10, 1996, filed as Exhibit 4 to the Company's Form 10-Q for the quarterly period ended March 31, 1996, is incorporated herein by reference.

4(ii) Amendment dated December 16, 1996 to the Restated Loan Agreement dated April 10, 1996 between the Company and PNC Bank, National Association, successor by merger to Midlantic Bank, N.A.

10(i) Form of Officer's Loan Agreement, Note and Stock Pledge Agreement, filed as Exhibit 13(a) to Registration Statement No. 2-65612 filed September 28, 1979, is incorporated herein by reference.

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

10(vi) The Company's 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).*

10(vii) The Company's 1988 Non-Qualified Stock Option Plan for Non-Officer Directors, as amended, filed as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.*

10(viii) The Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).*

10(ix)    The Company's 1995 Executive Incentive Compensation Plan, filed as
          Exhibit 10(ix) to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, is incorporated herein by reference.*

10(x) Gold Supply Agreement, as amended October 2, 1995 between American Fine Wire Corporation, et al, and Rothschild Australia Limited, filed as Exhibit 10.1 to the Company's Form 8-K dated September 14, 1995 as amended by Form 8-K/A on October 26, 1995, is incorporated by reference.

10(xi) Agreement of Employment between Circle "S" Industries, Inc. and Larry D. Striplin, Jr. dated January 2, 1990, filed as Exhibit 10
          (xiii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, is incorporated herein by reference.*

10(xii) Amendment No. 1 to Agreement of Employment between Circle "S" Industries, Inc. and Larry D. Striplin, Jr. dated May 1, 1995, filed as Exhibit 10 (xiv) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, is incorporated herein by reference.*

10(xiii) Agreement between Circle "S" Industries, Inc. and Larry D. Striplin, Jr. dated September 30, 1995, filed as Exhibit 10 (xv) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, is incorporated herein by reference.*

21        Subsidiaries of the Company.

23(i)     Consent of Price Waterhouse LLP (Independent Accountants).

23(ii)    Consent of Luboshitz, Kasierer & Co. (Independent Accountants).

27        Financial Data Schedule.

*   Indicates a Management Contract or Compensatory Plan.

(b)       Reports on Form 8-K:

     On August 21, 1996, the Company filed a Form 8-K reporting certain actions taken in August 1996 in response to significant reduction in customer orders.


                                  NOTICE


Item 14(a)3 lists and describes the Exhibits filed as a part of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The Company will provide to any shareholder copies of any such Exhibits upon payment of a fee of $.50 per page. Requests for copies of such Exhibits should be made to: Director of Investor Relations, Kulicke and Soffa Industries, Inc., 2101 Blair Mill Road, Willow Grove, PA 19090.

                     REPORT OF INDEPENDENT ACCOUNTANTS



Our audits of the consolidated financial statements of Kulicke and Soffa (Israel) Ltd. and its subsidiary referred to in our report dated November 3, 1994 appearing on Page 21 of this Annual Report on Form 10-K also included an audit of Financial Statement Schedules of Kulicke and Soffa (Israel) Ltd. and its subsidiary (not presented separately herein). In our opinion, these Financial Statement Schedules of Kulicke and Soffa (Israel) Ltd. and its subsidiary present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ LUBOSHITZ, KASIERER & CO.

Certified Public Accountants (Israel)
Haifa, Israel

November 3, 1994

                       KULICKE AND SOFFA INDUSTRIES, INC.
              Schedule VIII-Valuation and Qualifying Accounts
                               (in thousands)


                                                Charged
                       Balance    Charged to  to other               Balance
                    at beginning   costs and  accounts- Deductions-   at end
Description           of period     expenses   describe  describe  of period
-----------------   ------------  ----------  --------- ---------- ---------

Year ended
 September 30, 1994:

Allowance for
doubtful accounts     $     476   $      103    $   --  $  157(1)    $   422
                       ========    =========     =====   =======      ======

Inventory reserve     $   6,218   $    2,092(2) $   --  $ 1,674(3)   $ 6,636
                       ========    =========     =====   ======       ======

Valuation allowance
 for deferred taxes   $  4,956    $       --    $   --  $ 1,102(4)   $ 3,854
                       =======     =========     =====   ======       ======

Year ended
 September 30, 1995:

Allowance for
 doubtful accounts    $    422    $      826    $   --  $   154(1)   $ 1,094
                       =======     =========     =====    =====       ======

Inventory reserve     $  6,636    $    3,075(5) $   --  $ 1,958(3)   $ 7,753
                       =======     =========     =====   ======       ======

Valuation allowance
 for deferred taxes   $ 3,854     $       --    $   --  $ 3,247(4)   $   607
                       ======      =========     =====   ======       ======

Year ended
 September 30, 1996

Allowance for
 doubtful accounts    $ 1,094     $      178    $   --  $    45(1)   $ 1,227
                       ======      =========     =====   ======       ======

Inventory reserve     $ 7,753     $    6,058(6) $   --  $ 2,056(3)   $11,755
                       ======      =========     =====   ======       ======

Valuation allowance
 for deferred taxes   $   607     $    1,996    $2,512(7)$   --      $ 5,115
                       ======      =========     =====    =====       ======

(1)     Bad debts written off.
(2) Amount includes $677 provision for excess and obsolete inventory. The remainder primarily reflects revaluation of inventory pursuant to changed standard costs.
(3) Disposal of excess and obsolete equipment and sales of demonstration and evaluation inventory.
(4) Net change in valuation allowance for deferred tax assets during fiscal 1994 and 1995.
(5) Amount includes $2,758 provision for excess and obsolete inventory. The remainder primarily reflects revaluation of inventory pursuant to changed standard costs.
(6)     Amount includes $4,547 provision for excess and obsolete inventory.
(7) Represents the valuation allowance established for U.S. net operating loss carryforwards acquired in connection with the AFW acquisition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KULICKE and SOFFA INDUSTRIES, INC.


                                          By:     /s/ C. SCOTT KULICKE
                                             -------------------------------
                                                  C. Scott Kulicke
                                             Chairman of the Board and
                                             Chief Executive Officer

                                             Dated:  December 20, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                     Date
-----------------------          ---------------------      ----------------


/s/ C. SCOTT KULICKE
-----------------------------
    C. Scott Kulicke             Chairman of the Board     December 20, 1996
(Principal Executive Officer)     and Director


/s/ CLIFFORD G. SPRAGUE
-----------------------------
    Clifford G. Sprague          Senior Vice President     December 20, 1996
(Principal Financial and          and Chief Financial
    Accounting Officer)           Officer


/s/ JAMES W. BAGLEY
-----------------------------
    James W. Bagley              Director                  December 20, 1996


/s/ FREDERICK W. KULICKE, JR
-----------------------------
   Frederick W. Kulicke, Jr.     Director                  December 20, 1996


/s/ JOHN A. O'STEEN
-----------------------------
    John A. O'Steen              Director                  December 20, 1996


/s/ ALLISON F. PAGE
-----------------------------
    Allison F. Page              Director                  December 20, 1996


/s/ MACDONELL ROEHM, JR.
-----------------------------
    MacDonell Roehm, Jr.         Director                  December 20, 1996


/s/ LARRY D. STRIPLIN, JR.
-----------------------------
    Larry D. Striplin, Jr.       Director                  December 20, 1996


/s/ C. WILLIAM ZADEL
-----------------------------
    C. William Zadel             Director                  December 20, 1996

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                ITEM
--------  -----------------------------------------------------------------

4(ii) Amendment dated December 16, 1996 to the Restated Loan Agreement dated April 10, 1996 between the Company and PNC Bank, National Association, successor by merger to Midlantic Bank, N.A.

10(vi) The Company's 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).*

10(viii) The Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).*

21        Subsidiaries of the Company.

23(i)     Consent of Price Waterhouse LLP (Independent Accountants).

23(ii)    Consent of Luboshitz, Kasierer & Co. (Independent Accountants).

27        Financial Data Schedule.