Form 10-Q
period 1996-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 1997-02-13
CIK 56978

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996.
                              -------------------

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

As of February 6, 1997, there were 19,640,207 shares of the Registrant's Common Stock, Without Par Value, outstanding.

                  KULICKE AND SOFFA INDUSTRIES, INC.

                   FORM 10 - Q   DECEMBER 31, 1996

                                INDEX




                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet -
           December 31, 1996 and September 30, 1996                     3

          Consolidated Income Statement -
           Three Months Ended December 31, 1996 and 1995                4

          Consolidated Condensed Statement of Cash Flows -
           Three Months Ended December 31, 1996 and 1995                5

          Notes to Consolidated Financial Statements                6 - 7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                      8 - 13


PART II.  OTHER INFORMATION

ITEM 5.   CHANGES IN SECURITIES                                        13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 - K                           13

SIGNATURES                                                             13

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)
                                               December 31,   September 30,
                                                  1996            1996
                               ASSETS          ------------   -------------
CURRENT ASSETS:
Cash and cash equivalents                         $ 39,995        $ 45,344
Short-term investments                              10,482          13,078
Accounts and notes receivable, net                  58,369          47,456
Inventories, net                                    41,921          44,519
Prepaid expenses and other current assets            3,482           4,277
Refundable income taxes                                 --           6,212
Deferred income taxes                                1,640           1,765
                                                   -------         -------
   TOTAL CURRENT ASSETS                            155,889         162,651

Property, plant and equipment, net                  43,752          41,143
Intangible assets, primarily goodwill, net          44,469          42,049
Long-term investments                                  420             449
Investment in joint venture                          7,615           1,556
Other assets                                         2,412           1,706
                                                   -------         -------
   TOTAL ASSETS                                   $254,557        $249,554
                                                   =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                 $  5,312        $    491
Accounts payable                                    26,633          23,032
Accrued expenses                                    17,557          18,389
Income taxes payable                                 3,901           6,935
                                                   -------         -------
   TOTAL CURRENT LIABILITIES                        53,403          48,847

Long-term debt                                      50,674          50,712
Other liabilities                                    2,440           2,506
                                                   -------         -------
   TOTAL LIABILITIES                               106,517         102,065
                                                   -------         -------
Commitments and contingencies                           --              --

SHAREHOLDERS' EQUITY:
Common stock, without par value                     49,038          48,733
Retained earnings                                  101,504         101,085
Cumulative translation adjustment                   (2,502)         (2,329)
                                                   -------         -------
   TOTAL SHAREHOLDERS' EQUITY                      148,040         147,489
                                                   -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $254,557        $249,554
                                                   =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                        KULICKE AND SOFFA INDUSTRIES, INC.
                          CONSOLIDATED INCOME STATEMENT
                     (in thousands except per share amounts)
                                   (unaudited)




                                                      Three months ended
                                                          December 31,
                                                   -----------------------
                                                     1996           1995
                                                   -------        --------
Net sales                                          $81,844        $127,189

Cost of goods sold                                  53,063          75,113
                                                    ------         -------
Gross profit                                        28,781          52,076

Selling, general and
  administrative                                    16,227          16,988
Research and development, net                       10,693          11,276
                                                    ------         -------
Income from operations                               1,861          23,812

Interest income                                        674             709
Interest expense                                      (854)           (881)
Equity in loss of joint venture                     (1,083)             --
Other expense                                           --            (630)
                                                    ------         -------
Income before income taxes                             598          23,010
Provision for income taxes                             179           6,673
                                                    ------         -------
Net income                                         $   419        $ 16,337
                                                    ======         =======


Net income per share, primary and
  fully diluted                                      $0.02           $0.82
                                                      ====            ====
Weighted average shares outstanding,
  primary and fully diluted                         19,833          19,861


The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                     Three months ended
                                                         December 31,
                                                    ----------------------
                                                     1996            1995
                                                    ------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $   419         $16,337
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                     2,707           2,183
   Deferred income taxes                               125              75
   Equity in loss of joint venture                   1,083              --
 Changes in other components of working
  capital, excluding the effects
  of acquisitions                                   (1,620)         (6,477)
 Other changes, net                                    861             181
                                                    ------          ------
Net cash provided by operating activities            3,575          12,299
                                                    ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash portion of AFW purchase price,
  less cash acquired                                    --          (7,383)
 Purchase of property, plant and equipment          (3,864)         (4,284)
 Purchases of short-term investments classified
  as available-for-sale                             (3,927)         (5,487)
 Proceeds from sales of short-term investments
  classified as available-for-sale                   6,523           4,954
 Proceeds from maturities of debt securities
  held-to-maturity                                      29             505
 Investment in joint venture                        (7,142)             --
                                                    ------          ------
Net cash provided (used) by
 investing activities                               (8,381)        (11,695)
                                                    ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings under bank
  credit facility                                       --          15,033
 Repayment of borrowings                              (560)         (8,015)
 Proceeds from exercise of stock options                17              45
                                                    ------          ------
Net cash provided by financing activities             (543)          7,063
                                                    ------          ------
Change in cash and cash equivalents                 (5,349)          7,667
Cash and cash equivalents at beginning of
 period                                             45,344          28,624
                                                    ------          ------
Cash and cash equivalents at end of period         $39,995         $36,291
                                                    ======          ======


The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (amounts in thousands)
                                 (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and September 30, 1996, and the results of its operations and its cash flows for the three month periods ended December 31, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

NOTE 2 - ACQUISITION OF SEMITEC, INC.:

On October 1, 1996, the Company acquired the common stock of Semitec, Inc. ("Semitec") for a purchase price of approximately $4.9 million, including transaction related costs. The acquisition was accounted for using the purchase method. Accordingly, Semitec's operating results are included in the Company's consolidated financial statements commencing October 1, 1996. Goodwill resulting from this acquisition is being amortized on a straight-line basis over a twenty-year period.

Of the total purchase price, $4.7 million must be paid to the former Semitec shareholders in registered shares of Company common stock or in cash by June 1997. This obligation is included with the current portion of long-term debt in the December 31, 1996 balance sheet, and bears interest at the rate of 6% per annum until April 1, 1997, at which time the interest rate will increase to 12% per annum until paid.

The Semitec purchase price, including transaction related costs, totaled $4.9 million, and was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values, as follows:

  Total current assets                                    $1,488
  Property and equipment                                   1,260
  Goodwill                                                 3,018
  Total current liabilities                                 (442)
  Total long term liabilities                               (423)
                                                           -----
  Total purchase price                                    $4,901
                                                           =====

NOTE 3 - INVENTORY:
                                              December 31,   September 30,
                                                  1996            1996
                                              ------------   -------------
  Raw materials and supplies                      $29,493         $29,985
  Work in process                                   8,782           9,862
  Finished goods                                   14,841          16,427
                                                   ------          ------
                                                   53,116          56,274
  Inventory reserves                              (11,195)        (11,755)
                                                   ------          ------
                                                  $41,921         $44,519
                                                   ======          ======

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the three month periods ended December 31, 1996 and 1995 were as follows:

                                        Packaging   Corporate
Three months ended        Equipment     Materials      and
 December 31, 1996:        Segment       Segment   Eliminations    Total
                          ---------     ---------  ------------  --------
  Net sales                $ 56,224      $ 25,620                $ 81,844
  Cost of goods sold         32,349        20,714                  53,063
                             ------        ------                  ------
  Gross profit               23,875         4,906                  28,781
  Operating costs            20,828         4,529      $ 1,563     26,920
                             ------        ------        -----     ------
  Operating income         $  3,047      $    377      $(1,563)  $  1,861
                             ======        ======        =====     ======

                                        Packaging   Corporate
Three months ended        Equipment     Materials      and
 December 31, 1995:        Segment       Segment   Eliminations    Total
                          ---------     ---------  ------------  --------
  Net sales                $103,235      $ 23,954                $127,189
  Cost of goods sold         56,541        18,572                  75,113
                            -------       -------                 -------
  Gross profit               46,694         5,382                  52,076
  Operating costs            23,250         3,226      $ 1,788     28,264
                            -------        ------        -----    -------
  Operating income         $ 23,444       $ 2,156      $(1,788)  $ 23,812
                            =======        ======        =====    =======

  Intersegment sales are immaterial.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors. The semiconductor industry has historically been volatile and experienced periodic slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These slowdowns have also adversely affected the Company's operating results. The Company does not consider its business to be seasonal in nature. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future.

A significant portion of the Company's revenue is derived from sales of a relatively small number of machines, most with selling prices ranging from $60,000 to over $400,000. A delay in the shipment in a limited quantity of machines, either due to manufacturing delays, which occur from time to time, or to rescheduling or cancellations of customer orders, could have a material adverse effect on the results of the operations for any particular quarter.


RESULTS OF OPERATIONS - Three months ended December 31, 1996 compared to the three months ended December 31, 1995.

Demand for semiconductor assembly equipment declined throughout fiscal 1996 resulting in sequential quarterly declines in sales, reaching a low point of $61.7 million in the fourth quarter of fiscal 1996. In first quarter of fiscal 1997, the Company saw a resurgence in demand for its automatic wire bonders and recorded bookings totaling $105.0 million. While this order rate was lower than the $138.0 million booked during the comparable quarter of last year, it represented a $39.0 million improvement over the $66.0 million of orders booked during the fiscal 1996 fourth quarter. The backlog of customer orders increased by $24.0 million, or 35%, to $93.0 million at December 31, 1996, compared to $69.0 million at September 30, 1996. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales increased $20.1 million from the fiscal 1996 fourth quarter to $81.8 million in the first quarter of fiscal 1997, but were $45.4 million lower than the $127.2 million in sales reported for the first quarter last year. Equipment segment revenues declined by $47.0 million in the fiscal 1997 first quarter compared to the same period last year, primarily reflecting reduced demand for the Company's automatic wire bonders. Specifically, shipments of 1488 turbo and plus gold ball wire bonders declined by 485 machines, or $42.6 million, and shipments of 1474 fp machines declined by 25 machines, or $3.3 million. Sales of packaging materials increased by $1.7 million in the fiscal 1997 first quarter from the corresponding quarter last year, primarily reflecting incremental sales associated with the October 1, 1996 acquisition of Semitec, Inc.

Gross profit as a percentage of net sales decreased to 35.2% in the first quarter of fiscal 1997 compared to 40.9% during the same period last year. This decline primarily reflects a shift in the overall mix of product sales from higher margin equipment products to lower margin packaging materials, due to the disproportionate decline in equipment sales.

                                               Three months ended
                                                  December 31,
                                               ------------------
                                                1996        1995
                                               ------      ------
   Equipment segment sales                      68.7%       81.2%
   Packaging materials segment sales            31.3%       18.8%
                                               ------      ------
   Total net sales                             100.0%      100.0%
                                               ======      ======

In addition, gross profit margins declined in the equipment and packaging materials segments in the fiscal 1997 first quarter compared to the same period last year. Equipment segment gross profit margin decreased to 42.5% from 45.2% primarily due to lower manufacturing overhead absorption associated with reduced fiscal 1997 unit sales. The packaging materials segment gross profit margin dropped to 19.1% from 22.5% due principally to a shift in product mix from higher margin expendable tools to lower margin wire products.

Selling, general and administrative expenses totaled $16.2 million for the first quarter of fiscal 1997 compared to $17.0 million for the same period last year, reflecting lower equipment segment and corporate expenses resulting from cost reduction initiatives implemented in August 1996. These savings were partially offset by higher expenses in the packaging materials segment due to incremental operating costs associated with the Semitec business and increased expense levels due to expansion of the packaging materials marketing and distribution organizations.

Net research and development ("R&D") costs decreased to $10.7 million in the first quarter of fiscal 1997, compared to $11.3 million for the same period last year. The decline in fiscal 1997 R&D spending was principally in the equipment segment, and reflects reduced outside contract development costs and lower expenditures for prototype materials than in fiscal 1996.

The Company continues to invest heavily in the development of the 8000 Series wire bonders and the enhancement of many of its existing products, including, but not limited to, the Model 1488 plus gold ball bonder and Model 1474 fp wedge bonder, to enable them to meet customer requirements for higher lead count devices with finer pitch requirements at faster bonding speeds than earlier models. The Company also continues to invest in new technologies which may eventually lead to improved and alternative semiconductor assembly technologies.

Operating income totaled $1.9 million for the first quarter of fiscal 1997 compared to $23.8 million for the same period in fiscal 1996. Reduced sales and gross profit in the equipment segment and higher operating costs in the packaging materials segment were primarily responsible for this decline.

Interest expense incurred during the first quarter of fiscal 1997 resulted from borrowings under the Company's $50.0 million revolving credit facility to fund the 1995 AFW acquisition, and the $4.7 million obligation incurred in connection with the October 1996 acquisition of Semitec. Interest income during the first quarter of fiscal 1997 was slightly lower than the same period last year. Fiscal 1997 investment income resulted almost entirely from invested cash, while fiscal 1996 interest income also included approximately $214,000 of interest earned on a note receivable from a customer.

Non-operating costs of $1.1 million in the first quarter of fiscal 1997 reflect the Company's equity interest in the loss from its joint venture investment in Flip Chip Technologies, LLC ("FCT"). FCT was formed in February, 1996 to provide wafer bumping services on a contract basis, and has recently completed construction of its manufacturing facility in Phoenix, Arizona. FCT is currently working with its customers to have its manufacturing process qualified. This qualification process is expected to continue throughout fiscal 1997. As a result, the Company expects its share of FCT's losses to exceed the first quarter loss of $1.1 million through each of the remaining three quarters of fiscal 1997.

Through December 31, 1996, the Company contributed $9.7 million in capital to the FCT joint venture, of which $7.1 million was contributed during the first quarter of fiscal 1997. The Company presently anticipates that additional capital contributions and loans to FCT throughout the remainder of fiscal 1997 will not exceed $13.0 million. While some additional loans are expected to be required in early fiscal 1998, it is presently expected that FCT will become cash neutral during fiscal 1998. However, there can be no assurance that FCT will not experience delays in generating significant revenues and cash flows. Such delays, if any, could adversely affect the Company's operating results and financial condition.

Fiscal 1996 first quarter results included the write-off of approximately $630,000 of costs incurred with a proposed offering of the Company's common stock to the public which was indefinitely delayed.

The fiscal 1997 effective tax rate is presently expected to approximate 30%. The fiscal 1996 effective tax rate was 24%, due largely to the loss reported in the fiscal fourth quarter which was primarily attributable to the Company's US-based operations.


COMPANY OUTLOOK

Certain of the information set forth below and elsewhere in this report contains forward looking statements that are subject to certain risks and uncertainties that could cause actual results to materially differ from those set forth in the forward looking statements. These risks and uncertainties include, but are not limited to, the following: the risk of volatile demand in the semiconductor industry; the deferral or possible cancellation of existing customer orders; the timing, development, introduction and acceptance of new products and enhancements to existing products; the Company's ability to manufacture and ship its products on a timely basis; competitive pricing pressures; the risk that certain customers may adopt alternate semiconductor assembly processes; and international political and other developments which could impact foreign operations. Reference is made to a more detailed discussion of the Company's business and risk factors in its Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

While semiconductor consumption continues to grow, the Company's equipment business was adversely affected in fiscal 1996 by industry wide overinvestment in assembly capacity in fiscal 1995 and early fiscal 1996. During the third and fourth quarters of fiscal 1996, the rate of new customer orders booked into backlog was lower than each of the previous four quarters. This declining order rate resulted in the equipment segment's sharply lower net sales during the third and fourth quarters of fiscal 1996 and contributed significantly to the $12.7 million net loss in the fourth quarter of fiscal 1996. Subsequent to the fiscal 1996 year end, the customer order rate strengthened and the Company currently anticipates significant improvements in quarterly revenues and operating results during the remainder of fiscal 1997 in relation to the quarterly results during the second half of fiscal 1996. Moreover, the Company continues to believe that long-term growth prospects for the semiconductor industry and for the Company's products remain positive.

The Company is in the process of developing a new generation of wire bonders, the 8000 family, which is based on an entirely new platform and requires the development of new software and many subassemblies not part of the Company's current wire bonders. The first prequalification Model 8020 ball bonder (the first production model of the 8000 family) was shipped to a customer in March 1996, and the first prequalification Model 8060 wedge bonder was shipped in the first quarter of fiscal 1997. These products are presently being field tested, and the Company currently expects that these products will be released in the second half of calendar 1997. Development and technical risks exist in all of the Company's R&D projects and have the potential to delay the introduction of new products. No assurance can be given that the introduction of the 8000 family of products will not be delayed due to technical or other difficulties. The Company's inability to complete the development of and introduce the 8000 family of products or other new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position.


LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years, the Company has financed its operations principally through cash flows from operations. Cash generated by operating activities totaled $3.6 million during the first quarter of fiscal 1997 compared to $12.3 million during the first quarter of fiscal 1996. Cash and total investments decreased to $50.9 million at December 31, 1996 from the $58.9 million at September 30, 1996. Reduced cash flows from operating activities in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 primarily resulted from lower profitability in fiscal 1997.

At December 31, 1996, working capital decreased to $102.5 million compared to $113.8 million at September 30, 1996. The accounts receivable balance at December 31, 1996 increased by $10.9 million compared to the September 30, 1996 balance. The increase resulted principally from increased sales volume in the fiscal 1997 first quarter compared to the fiscal 1996 fourth quarter. The $2.6 million decrease in inventory at December 31, 1996 primarily reflects the effect of higher fiscal 1997 first quarter sales and the Company's efforts to more effectively manage inventory levels in light of anticipated product transitions later in fiscal 1997.

Trade accounts payable and accrued expenses increased by approximately $2.8 million at December 31, 1996 compared to their September 30, 1996 balances. The increase in trade accounts payable primarily reflects the effect of the timing of vendor payments at the end of first quarter of fiscal 1997.

During the first quarter of fiscal 1997, the Company invested approximately $3.9 million in property and equipment, primarily to complete the construction of the Micro-Swiss manufacturing facility in Yokneam, Israel and to upgrade equipment used in the Company's manufacturing and R&D activities. The Company presently expects fiscal 1997 capital spending, exclusive of investments in joint ventures or possible acquisitions, to approximate $18 million. The principal capital projects planned for fiscal 1997 include the purchase of tooling and equipment necessary for the manufacture of new products, including the 8000 family of wire bonders, relocation of its Singapore based AFW manufacturing and administrative activities into a single location late in fiscal 1997, the purchase of equipment necessary to expand manufacturing capacity, primarily in the United States and Israel, and continued investments in a new global management information system. Relocations of operations to new facilities in Singapore and Israel are not expected to have a material adverse effect on the Company's results of operations, cash flows or liquidity. See "Results of Operations" above for information concerning anticipated capital contributions and loans to FCT.

In April 1996, the Company renegotiated the terms of its bank credit facility resulting in a Restated Loan Agreement providing for a $10.0 million revolving credit facility, expiring February 28, 1997, unless renewed, and a $50.0 million revolving credit facility expiring March 30, 2001. At December 31, 1996, the $50.0 million borrowed under the revolving credit facility was classified as long-term debt, as the Company presently does not expect any principal payments under this loan during the next year. There were no borrowings under the $10.0 million credit line during fiscal 1996 or the first quarter of fiscal 1997. The Company expects to renew the $10.0 million revolving credit facility on comparable terms.

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

The Company believes that anticipated cash flows from operations, its working capital and amounts expected to be available under its revolving credit facility will be sufficient to meet the Company's liquidity and capital requirements for at least the next twelve months, including any capital contributions and possible loans to FCT. The Company may, however, seek equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions and competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

PART II.  OTHER INFORMATION.

ITEM 5.  CHANGES IN SECURITIES

During the first quarter of fiscal 1997, the Company contributed 25,660 shares of unregistered common stock, valued at its fair market value, as its matching contribution to its Section 401(k) Employee Incentive Savings Plan. Registration for such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, the transaction was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit 10 - Operating Agreement of
                 Flip Chip Technologies, L.L.C. dated
                 as of February 28, 1996

               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8 - K

               None


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KULICKE AND SOFFA INDUSTRIES, INC.


Date: February 12, 1997    By:  /s/ Clifford G. Sprague
                              ______________________________________
                              Clifford G. Sprague
                               Senior Vice President,
                               Chief Financial Officer
                               (Principal Financial Officer)


                           By:  /s/ Curtis A. Massey
                              ______________________________________
                              Curtis A. Massey
                               Vice President,
                               Corporate Controller
                               (Principal Accounting Officer)