Form 10-Q
period 1997-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 1997-04-29
CIK 56978

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  MARCH 31, 1997
                                    ----------------
                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to          .
                                     ---------    ---------


Commission File No.  0-121
                    -------


                  KULICKE AND SOFFA INDUSTRIES, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                               23-1498399
----------------------------                  -------------------
(State or other jurisdiction                     (IRS Employer
    of incorporation)                         Identification No.


2101 BLAIR MILL ROAD, WILLOW GROVE, PENNSYLVANIA          19090
------------------------------------------------       ----------
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

As of April 28, 1997, there were 19,646,307 shares of the Registrant's Common Stock, Without Par Value outstanding.

                  KULICKE AND SOFFA INDUSTRIES, INC.

                    FORM 10 - Q   MARCH 31, 1997

                                INDEX




                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

          Consolidated Balance Sheet -
           March 31, 1997 and September 30, 1996                   3

          Consolidated Income Statement -
           Three and Six Months Ended March 31, 1997
           and 1996                                                4

          Consolidated Condensed Statement of Cash Flows -
           Six Months Ended March 31, 1997 and 1996                5

          Notes to Consolidated Financial Statements           6 - 7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                8 - 13

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                             14

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.                       14

Signatures.                                                       14

PART I.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)
                                                 March 31,     September 30,
                                                   1997            1996
                                  ASSETS       -----------    ------------
CURRENT ASSETS:
Cash and cash equivalents                         $ 30,320        $ 45,344
Short-term investments                              10,404          13,078
Accounts and notes receivable, net                  92,017          47,456
Inventories, net                                    40,486          44,519
Prepaid expenses and other current assets            4,205           4,277
Refundable income taxes                                 --           6,212
Deferred income taxes                                2,443           1,765
                                                   -------         -------
   TOTAL CURRENT ASSETS                            179,875         162,651

Property, plant and equipment, net                  44,392          41,143
Intangible assets, primarily goodwill, net          43,873          42,049
Long-term investments                                   --             449
Investment in joint venture                         12,444           1,556
Other assets                                         2,302           1,706
                                                   -------         -------
   TOTAL ASSETS                                   $282,886        $249,554
                                                   =======         =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                 $  5,196        $    491
Accounts payable                                    39,373          23,032
Accrued expenses                                    20,371          18,389
Income taxes payable                                 6,894           6,935
                                                   -------         -------
   TOTAL CURRENT LIABILITIES                        71,834          48,847

Long-term debt                                      50,553          50,712
Other liabilities                                    2,413           2,506
                                                   -------         -------
   TOTAL LIABILITIES                               124,800         102,065
                                                   -------         -------
Commitments and contingencies                           --              --

SHAREHOLDERS' EQUITY:
Common stock, without par value                     50,338          48,733
Retained earnings                                  110,806         101,085
Treasury stock                                        (216)             --
Cumulative translation adjustment                   (2,842)         (2,329)
                                                   -------         -------
TOTAL SHAREHOLDERS' EQUITY                         158,086         147,489
                                                   -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $282,886        $249,554
                                                   =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                        CONSOLIDATED INCOME STATEMENT
                    (in thousands, except per share data)
                                (unaudited)



                                     Three months           Six months
                                    ended March 31,       ended March 31,
                                 -------------------    -------------------
                                   1997       1996        1997       1996
                                 --------   --------    --------   --------

Net sales                        $121,491   $115,374    $203,335   $242,563
Cost of goods sold                 76,256     69,877     129,319    144,990
                                  -------    -------     -------    -------
Gross Profit                       45,235     45,497      74,016     97,573

Selling, general and
 administrative                    18,736     18,256      34,963     35,244
Research and development,
 net                               11,772     12,155      22,465     23,431
                                  -------    -------     -------    -------
Income from operations             14,727     15,086      16,588     38,898

Interest income                       588        860       1,262      1,569
Interest expense                     (865)      (820)     (1,719)    (1,701)
Equity in loss of
 joint venture                     (1,546)       (48)     (2,629)       (48)
Other expense                          --         --          --       (630)
                                  -------    -------     -------    -------
Income before income taxes         12,904     15,078      13,502     38,088

Provision for income taxes          3,602      4,373       3,781     11,046
                                  -------    -------     -------    -------
Net income                       $  9,302   $ 10,705    $  9,721   $ 27,042
                                  =======    =======     =======    =======


Net income per share,
 primary and fully diluted          $0.46      $0.54       $0.48      $1.36
                                     ====       ====        ====       ====
Weighted average shares
 outstanding, primary and
 fully diluted                     20,160     19,831      20,072     19,854


The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                                   Six months ended March 31,
                                                       1997           1996
                                                      ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 9,721        $27,042
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                       5,563          4,577
   Deferred income taxes                                (678)           160
   Equity in loss of joint venture                     2,629             48
   Changes in other components of working
    capital, net of acquisitions of businesses       (14,955)       (15,940)
   Other changes, net                                   (901)         1,019
                                                      ------         ------
Net cash provided by operating activities              1,379         16,906
                                                      ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash portion of AFW purchase price,
  less cash acquired                                      --        (41,778)
 Purchases of property, plant and equipment           (6,837)        (7,876)
 Purchases of short-term investments
  classified as available-for-sale                    (4,069)       (13,028)
 Proceeds from sales of short-term
  investments classified as
  available-for-sale                                   7,163         10,692
 Proceeds from maturities of debt
  securities held-to-maturity                             29            505
 Investment in joint venture                         (13,515)          (510)
                                                      ------         ------
Net cash used by investing
 activities                                          (17,229)       (51,995)
                                                      ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                 --         50,000
 Repayment of borrowings and capital
  lease obligations                                     (595)        (8,142)
 Proceeds from exercise of stock options               1,389            103
                                                      ------         ------
Net cash provided by financing activities                794         41,961
                                                      ------         ------
Effect of exchange rate changes on cash                   32            (22)
                                                      ------         ------
Change in cash and cash equivalents                  (15,024)         6,850
Cash and cash equivalents at beginning of
 period                                               45,344         28,624
                                                      ------         ------
Cash and cash equivalents at end of period           $30,320        $35,474
                                                      ======         ======



The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (amounts in thousands)
                                 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and September 30, 1996, and the results of its operations and its cash flows for the three and six month periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

NOTE 2 - INVENTORY

                                    March 31,    September 30,
                                       1997           1996
                                      ------         ------
Finished goods                       $29,139        $29,985
Work in process                       11,893          9,862
Raw materials and supplies            11,705         16,427
                                      ------         ------
                                      52,737         56,274
Inventory reserves                   (12,251)       (11,755)
                                      ------         ------
                                     $40,486        $44,519
                                      ======         ======

NOTE 3 - DEBT OBLIGATIONS

On February 28, 1997, the Company renewed its $10.0 million unsecured revolving credit facility for a term of one year.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued. The statement specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will implement SFAS 128 commencing with the first quarter of fiscal 1998, at which time all earnings per share data for prior periods will be restated to conform to the provisions of the statement. The principal effect of SFAS 128 will be to replace the current "Primary income per share" calculation with "Basic income per share."

NOTE 5 - OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the six month periods ended March 31, 1997 and 1996 were as follows:


                                Packaging  Corporate
Six months ended     Equipment  Materials     and
 March 31, 1997:      Segment    Segment  Eliminations    Total
                     --------- ---------- ------------  ---------
Net sales            $152,322    $51,013                 $203,335
Cost of goods sold     87,646     41,673                  129,319
                      -------     ------                  -------
Gross profit           64,676      9,340                   74,016
Operating costs        43,831     10,279       $3,318      57,428
                      -------     ------        -----     -------
Operating income     $ 20,845   ($   939)     ($3,318)   $ 16,588
                      =======     ======        =====     =======

                                Packaging   Corporate
Six months ended     Equipment  Materials      and
 March 31, 1996:      Segment    Segment   Eliminations    Total
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

Item 2.           Management's Discussion and Analysis of
               Financial Condition and Results of Operations

INTRODUCTION

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors. The Company does not consider its business to be seasonal in nature. The semiconductor industry has historically been volatile and experienced periodic slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These slowdowns have also adversely affected the Company's operating results. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future.

A significant portion of the Company's revenue is derived from sales of a relatively small number of machines, most with selling prices ranging from $60,000 to over $375,000. A delay in the shipment of a limited quantity of machines, either due to manufacturing delays, which occur from time to time, or to rescheduling or cancellations of customer orders, could have a material adverse effect on the results of the operations for any particular quarter.

RESULTS OF OPERATIONS - Three and Six Month Periods Ended March 31, 1997 and March 31, 1996.

Demand for semiconductor assembly equipment declined throughout fiscal 1996. In the first half of fiscal 1997, the Company saw a resurgence in demand for its automatic wire bonders and recorded bookings totaling $243.0 million, or $19.0 million higher than the $224.0 million booked during the comparable period of the prior fiscal year. Fiscal 1997 second quarter bookings totaled $138.0 million, which represented a $33.0 million improvement over the $105.0 million booked during the fiscal 1997 first quarter. The backlog of customer orders increased by $17.0 million, or 18%, to $110.0 million at March 31, 1997 compared to $93.0 million at December 31, 1996. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the three-month period ended March 31, 1997 totaled $121.5 million compared to $81.8 million during the fiscal 1997 first quarter and $115.4 million during the second quarter of fiscal 1996. Equipment segment sales increased approximately $7.0 million for the fiscal 1997 second quarter over the amount for the comparable period last year, primarily from increased unit shipments of the Company's Model 1488 turbo plus ball bonders. Packaging materials segment sales for the fiscal 1997 second quarter, which included $1.6 million in incremental sales following the October 1, 1996 acquisition of the Semitec business, were approximately $909,000 lower than the same period in the preceding year, primarily due to lower unit sales of Micro-Swiss products and reduced gold wire sales as a result of lower gold prices.

For the six-month period ended March 31, 1997, net sales totaled $203.3 million, or $39.3 million lower than the $242.6 million reported for the comparable fiscal 1996 period. This difference primarily reflected the effect of the Company's highest sales level to date in the first quarter of fiscal 1996 followed by the decline in the second quarter which continued for the balance of the 1996 fiscal year. Equipment segment revenues declined by $40.0 million in the first half of fiscal 1997 compared to the same period of the prior fiscal year, principally reflecting differences of approximately $34.5 million attributable to reduced demand for the Company's machines, primarily automatic wire bonders, and approximately $5.2 million related to lower sales of machine accessories, upgrade kits and spare parts. Specifically, shipments of 1488 turbo and plus ball bonders declined by 316 machines, or $26.3 million, and shipments of 1474 fp wedge bonders declined by 10 machines, or $1.3 million from first half of fiscal 1996 levels. Sales of packaging materials increased by $757,000 in the first half of fiscal 1997 from the corresponding period of the prior fiscal year, primarily reflecting $3.2 million of incremental sales of Semitec which was acquired in October 1996, which was partially offset by a $2.6 million reduction in sales of Micro-Swiss products. In addition, increased gold and aluminum wire sales volumes were offset by lower gold prices and lower pricing on certain aluminum wire sales in fiscal 1997.

Gross profit as a percentage of net sales was 37.2% in the fiscal 1997 second quarter compared to 39.4% during the fiscal 1996 second quarter. This decline resulted from reductions in both the equipment and packaging materials segments' gross profit margins in fiscal 1997 compared to fiscal 1996. Reduced sales of machine accessories and upgrade kits, which typically yield higher gross margins than machine sales, were the primary cause for the lower equipment segment gross margin in the fiscal 1997 second quarter compared to the same period in fiscal 1996. The packaging materials segment's gross profit margin declined primarily as a result of costs associated with the February 1997 relocation of Micro-Swiss' manufacturing facility in Israel, and excess manufacturing capacity to support anticipated Micro-Swiss sales increases which did not materialize during the period. Also, a shift in product mix and increased volume of lower gross margin wire sales in fiscal 1997 contributed to the packaging materials segment's fiscal 1997 second quarter margin decline.

Gross profit as a percentage of net sales decreased to 36.4% in the first half of fiscal 1997 compared to 40.2% during the same period of the prior fiscal year. This decline reflects lower gross profit margins in both the equipment and packaging materials segments and a shift in the overall mix of product sales from higher margin equipment products to lower margin packaging materials, due to the disproportionate decline in equipment sales, as set forth below:
                                               Six months ended
                                                   March 31,
                                               ----------------
                                                1997      1996
                                               ------    ------
Equipment segment sales                          74.9%     79.3%
Packaging materials segment sales                25.1%     20.7%
                                               ------    ------
Total net sales                                 100.0%    100.0%
                                               ======    ======

Equipment segment gross profit margin decreased to 42.5% from 44.9% primarily due to reduced sales of machine accessories, upgrade kits and spare parts. The packaging materials segment gross profit margin dropped to 18.3% from 22.2% due principally to costs associated with the relocation of the Micro-Swiss manufacturing facility and excess manufacturing capacity of Micro-Swiss, and to a shift in product mix from higher margin expendable tools to lower margin wire products.

Selling, general and administrative ("SG&A") expenses increased by $480,000 to $18.7 million in the fiscal 1997 second quarter compared to $18.3 million for the same period in fiscal 1996. This increase included the effect of a company-wide annual merit increase effective January 1997, incremental operating costs associated with the acquired Semitec business, charges approximating $1.1 million in the packaging materials segment for the February 1997 relocation by Micro-Swiss to its new facility in Israel and the relocation of AFW's administrative offices in Singapore, and severance due to management and other personnel changes at Micro-Swiss. These increases were largely offset by the continued savings from cost reduction measures implemented in August 1996 in the equipment segment.

SG&A expenses totaled $35.0 million for the first half of fiscal 1997 compared to $35.2 million in the same period of the prior fiscal year, reflecting lower equipment segment and corporate expenses resulting from cost reduction initiatives implemented in August 1996. These savings were partially offset by higher expenses in the packaging materials segment due to incremental operating costs associated with the Semitec business, severance and relocation related charges approximating $1.1 million in the packaging materials segment and increased expense levels due to expansion of the packaging materials marketing and distribution organizations.

Net research and development ("R&D") costs declined approximately $383,000 during the second quarter of fiscal 1997 compared to the fiscal 1996 second quarter.

R&D costs decreased to $22.5 million in the first half of fiscal 1997 compared to $23.4 million for the same period of the prior fiscal year. The decline in fiscal 1997 R&D spending was principally in the equipment segment, and reflects reduced outside contract development costs and lower expenditures for prototype materials. The Company continues to invest heavily in the development of the 8000 Series wire bonders and the enhancement of many of its existing products, including, but not limited to, the Model 1488 plus ball bonder to enable them to meet customer requirements for higher lead count devices with finer pitch requirements at faster bonding speeds. The Company also continues to invest in new technologies which may eventually lead to improved and alternative semiconductor assembly technologies.

Income from operations for the fiscal 1997 second quarter totaled $14.7 million compared to $15.1 million for the same period last year. Equipment segment operating income increased to $17.8 million from $15.2 million while the packaging materials segment incurred an operating loss of $1.3 million in the fiscal 1997 second quarter compared to operating income of $1.9 million in same quarter of fiscal 1996.

Operating income totaled $16.6 million for the first half of fiscal 1997 compared to $38.9 million for the same period in fiscal 1996 due to the factors discussed above. The equipment segment operating income declined from $38.5 million in fiscal 1996 to $20.8 million in fiscal 1997, and the packaging materials segment changed from $4.2 million operating income in fiscal 1996 to a $939,000 operating loss in fiscal 1997.

Interest expense incurred during the first half of fiscal 1997 resulted from borrowings under the Company's $50.0 million revolving credit facility to fund the October 1995 acquisition of AFW and the $4.7 million obligation incurred in connection with the October 1996 acquisition of Semitec. Interest income during the first half of fiscal 1997 was lower than the same period of the prior fiscal year primarily due to interest earned on a note receivable from a customer in fiscal 1996.

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") to operate Flip Chip Technologies, L.L.C. ("FCT"). FCT was formed to provide wafer bumping services on a contract basis and to license related technologies. The $1.5 million loss for the fiscal 1997 second quarter and $2.6 million loss for the fiscal 1997 six-month period reflect the Company's 51% equity interest in FCT's operating results for the periods. The increase in the fiscal 1997 losses for the second quarter and six-month periods over the amounts reported for the comparable periods in fiscal 1996 reflected the effect of only one month of FCT's start-up activities in March 1996 compared to a full quarter and six months of FCT's activities in fiscal 1997. FCT has recently completed construction of its manufacturing facility in Phoenix, Arizona and is currently working with its customers to have its manufacturing process qualified. This qualification process is expected to continue through at least fiscal 1997. The Company expects its share of FCT's loss for the remainder of fiscal 1997 will exceed the $2.6 million recognized during the first half of the year.

Non-operating costs during the six-month period ended March 31, 1996 included the write-off of $630,000 of costs incurred in connection with a proposed public offering of the Company's common stock.

Income before income taxes totaled $12.9 million for the fiscal 1997 second quarter and $13.5 million for the fiscal 1997 six month period, due to the factors enumerated previously.

The fiscal 1997 effective tax rate is expected to approximate 28%. The fiscal 1996 effective tax rate was 24%, due largely to the loss reported in the fiscal fourth quarter which was primarily attributable to the Company's United States-based operations.

COMPANY OUTLOOK

Certain of the information set forth below and elsewhere in this report contains forward looking statements that are subject to certain risks and uncertainties that could cause actual results to materially differ from those set forth in the forward looking statements. These risks and uncertainties include, but are not limited to, the following: the risk of volatile demand in the semiconductor industry; the deferral or possible cancellation of existing customer orders; the timing, development, introduction and acceptance of new products and enhancements to existing products; the Company's ability to manufacture and ship its products on a timely basis; competitive pricing pressures; the risk that certain customers may adopt alternate semiconductor assembly processes; and international political and other developments which could impact foreign operations. Reference is made to a more detailed discussion of the Company's business in its Annual Report on Form 10-K for the fiscal year ended September 30, 1996, other Company reports filed with the Securities and Exchange Commission, and "Risk Factors" and other sections of the Company's Registration Statement on Form S-3 (File No. 33-69734).

Demand for the Company's products continued to increase during the second quarter of fiscal 1997 compared to the first quarter of the fiscal year. The Company currently expects this renewed strength in demand, primarily for the Company's automatic wire bonders, to continue throughout the fiscal year, and has added a full second shift and a partial third shift to its Willow Grove manufacturing operations to satisfy customer delivery requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years and the six-month period ended March 31, 1997, the Company has financed its operations principally through cash flows from operating activities, while its acquisitions of AFW in October 1995 and Semitec in October 1996 were financed with borrowings. Cash generated by operating activities totaled $1.4 million during the first half of fiscal 1997 compared to $16.9 million during the first half of fiscal 1996. Cash and total investments decreased to $40.7 million at March 31, 1997 from the $58.9 million at September 30, 1996. Reduced cash flows from operating activities in the first half of fiscal 1997 as compared to the first half of fiscal 1996 primarily resulted from lower sales and profitability in the first half of fiscal 1997.

At March 31, 1997, working capital decreased to $108.0 million compared to $113.8 million at September 30, 1996. The accounts receivable balance at March 31, 1997 increased by $44.6 million compared to the September 30, 1996 balance. This increase resulted from increased sales volume in the fiscal 1997 second quarter compared to the fiscal 1996 fourth quarter. Inventory decreased by $4.0 million at March 31, 1997, primarily due to the effect of higher sales in the first six months of fiscal 1997 and the Company's efforts to more effectively manage inventory levels in light of anticipated product transitions later in calendar 1997.

Trade accounts payable and accrued expenses increased by approximately $18.3 million at March 31, 1997 compared to their September 30, 1996 balances. The increase primarily reflects the effect of increased inventory purchases on trade accounts payable as a result of the higher customer order rate.

During the first half of fiscal 1997, the Company invested approximately $6.8 million in property and equipment, primarily to complete the construction of its Micro-Swiss manufacturing facility in Yokneam, Israel and to upgrade equipment used in the Company's manufacturing and R&D activities.

The Company presently expects fiscal 1997 capital spending to approximate $18.0 million. The Company's principal capital projects planned for fiscal 1997 include the purchase of tooling and equipment necessary for the manufacture of new products, including the 8000 family of wire bonders, relocation of its Singapore-based AFW manufacturing operation to a new location scheduled to occur in late calendar 1997, the purchase of equipment necessary to expand manufacturing capacity, primarily in the United States and Israel, and continued investments in a new global management information system. Relocation of AFW's Singapore manufacturing operation to a new facility in Singapore is not expected to have a material adverse effect on the Company's results of operations, cash flows or liquidity.

Pursuant to terms of the FCT joint venture agreement, the Company is obligated to make capital contributions up to an aggregate of $16.8 million, of which $16.1 million had been funded through March 31, 1997. In addition, the Company has agreed to loan FCT an additional $5.0 million and may agree to provide additional capital contributions and/or loans to FCT in the future.

A significant portion of the Company's consolidated earnings are attributable to undistributed earnings of certain of its foreign subsidiaries. Deferred income taxes have not been provided on that portion of undistributed foreign earnings which is expected to be indefinitely reinvested in foreign operations. If funds were required to be repatriated to fund the Company's operations or other financial obligations, substantial additional United States federal income tax expense could be required to be recognized.

The Company has a $10.0 million revolving credit facility expiring February 28, 1998 and a $50.0 million revolving credit facility expiring March 30, 2001. There were no borrowings under the $10.0 million credit line during fiscal 1996 or the first half of fiscal 1997. The Company has $50.0 million outstanding under its revolving credit facility, which was used for the AFW acquisition, and a $4.7 million obligation relating to the financing of the Semitec acquisition. In February 1997, the Company filed a registration statement with the Securities and Exchange Commission to register for sale to the public 3,000,000 newly issued shares of common stock (and up to an additional 450,000 shares, if the underwriters' overallotment option is exercised in full). The Company intends to repay the $50.0 million outstanding under the revolving credit facility expiring March 30, 2001 and the $4.7 million Semitec obligation with the net proceeds of the public offering. There can be no assurance that the public offering will be consummated.

The Company believes that anticipated cash flows from operations, its working capital and amounts expected to be available under its revolving credit facilities will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months, including any capital contributions and possible loans to FCT. The Company may, however, seek equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions and competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risks.

Not applicable.


PART II.  OTHER INFORMATION.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 1997 Annual Meeting of Shareholders of the Company was held on February 11, 1997. At this meeting, Messrs. Allison F. Page and C. William Zadel were re-elected to the Board of Directors of the Company for terms expiring at the 2001 Annual Meeting. In such election, 17,809,681 votes were cast for Mr. Page and Mr. Zadel. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 104,307 shares at the 1997 Annual Meeting withheld authority to vote for Mr. Page and Mr. Zadel.

At the 1997 Annual Meeting, 17,803,405 shares were voted for ratification of the reappointment of Price Waterhouse, L.L.P., as independent accountants of the Company to serve until the 1998 Annual Meeting and 56,395 shares were voted against such proposal. Proxies filed by the holders of 54,188 shares at the 1997 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8 - K

         None


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KULICKE AND SOFFA INDUSTRIES, INC.

Date:  April 29, 1997   By:  /s/ Clifford G. Sprague
                           _________________________________
                              Clifford G. Sprague
                               Senior Vice President,
                               Chief Financial Officer
                               (Principal Financial Officer)

                        By:  /s/ Curtis A. Massey
                           _________________________________
                              Curtis A. Massey
                               Vice President,
                               Corporate Controller
                               (Principal Accounting Officer)