Form 10-Q
period 1997-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 1997-08-08
CIK 56978

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  JUNE 30, 1997
                                    ----------------
                                  OR

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



As of August 4, 1997, there were 23,201,179 shares of the Registrant's Common Stock, Without Par Value outstanding.

                    FORM 10 - Q   JUNE 30, 1997

                                INDEX




                                                              Page No.
                                                              --------
PART I.   FINANCIAL INFORMATION:


Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet -
           June 30, 1997 and September 30, 1996                      3

          Consolidated Statement of Operations -
           Three and Nine Months Ended June 30, 1997
           and 1996                                                  4

          Consolidated Condensed Statement of Cash Flows -
           Nine Months Ended June 30, 1997 and 1996                  5

          Notes to Consolidated Financial Statements             6 - 7


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                  8 - 14



PART II.  OTHER INFORMATION:


Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                       15


Signatures.                                                         15

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)
                                                    June 30,    September 30,
                                                      1997          1996
                                    ASSETS         --------       ---------
 CURRENT ASSETS:
 Cash and cash equivalents                         $ 81,830        $ 45,344
 Short-term investments                               8,201          13,078
 Accounts and notes receivable, net                 111,561          47,456
 Inventories, net                                    40,453          44,519
 Prepaid expenses and other current assets            4,609           4,277
 Refundable income taxes                                 --           6,212
 Deferred income taxes                                1,144           1,765
                                                    -------         -------
   TOTAL CURRENT ASSETS                             247,798         162,651

 Property, plant and equipment, net                  43,816          41,143
 Intangible assets, primarily goodwill, net          43,274          42,049
 Long-term investments                                   --             449
 Investments in and loans to joint venture           12,246           1,556
 Other assets                                         2,222           1,706
                                                    -------         -------
   TOTAL ASSETS                                    $349,356        $249,554
                                                    =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Debt due within one year                          $    749        $    491
 Accounts payable to suppliers and others            40,286          23,032
 Accrued expenses                                    22,366          18,389
 Estimated income taxes payable                       9,256           6,935
                                                    -------         -------
  TOTAL CURRENT LIABILITIES                          72,657          48,847

 Long-term debt                                         388          50,712
 Other liabilities                                    2,515           2,506
                                                    -------         -------
  TOTAL LIABILITIES                                  75,560         102,065
                                                    -------         -------
 Commitments and contingencies                           --              --

 SHAREHOLDERS' EQUITY:
 Common stock, without par value                    151,706          48,733
 Retained earnings                                  124,335         101,085
 Cumulative translation adjustment                   (2,245)         (2,329)
                                                    -------         -------
  TOTAL SHAREHOLDERS' EQUITY                        273,796         147,489
                                                    -------         -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $349,356        $249,554
                                                    =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share data)
                                (unaudited)



                                     Three months            Nine months
                                    ended June 30,          ended June 30,
                                   ----------------       -----------------
                                     1997     1996          1997     1996
                                   -------  -------       -------   -------
Net sales                         $146,380  $76,912      $349,715  $319,475

Cost of goods sold                  92,544   49,111       221,863   194,101
                                   -------   ------       -------   -------
Gross profit                        53,836   27,801       127,852   125,374

Selling, general and
 administrative                     22,527   18,192        57,490    53,436
Research and development, net       11,408   12,937        33,873    36,368
                                   -------   ------       -------   -------
Income (loss) from operations       19,901   (3,328)       36,489    35,570

Interest income                        710      822         1,972     2,391
Interest expense                      (548)    (806)       (2,267)   (2,507)
Equity in loss of joint venture     (1,963)    (192)       (4,592)     (240)
Other expense                           --       --            --      (630)
                                   -------   ------       -------   -------
Income (loss) before income taxes   18,100   (3,504)       31,602    34,584

Income tax provision (benefit)       4,571   (1,016)        8,352    10,030
                                   -------   ------       -------   -------

Net income (loss)                 $ 13,529  ($2,488)     $ 23,250  $ 24,554
                                   =======   ======       =======   =======


Net income (loss) per share,
 primary and fully diluted           $0.62   ($0.13)        $1.12     $1.24
                                     =====    =====         =====     =====

Weighted average shares
  outstanding, primary and
  fully diluted                     21,810   19,798        20,732    19,836

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                               Nine months ended June 30,
                                                   1997          1996
                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $ 23,250      $ 24,554
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                   8,518         7,082
   Deferred taxes on income                          621            --
   Equity loss in joint venture                    4,592           240
   Changes in other components of working
     capital                                     (35,733)        7,051
   Collection of refundable income taxes           6,212            --
   Other, net                                        436           (79)
                                                 -------       -------
Net cash provided by operating activities          7,896        38,848
                                                 -------       -------
INVESTING ACTIVITIES:
 Purchase of net assets of Semitec in 1997;
   AFW in 1996; net of cash acquired              (4,510)      (42,781)
 Purchases of investments classified as
   available for sale                             (4,163)      (16,571)
 Maturities of investments classified as
   available for sale                              9,460        19,200
 Maturities of investments classified as
   held-to-maturity                                   29           505
 Purchases of property, plant and equipment       (8,989)      (14,532)
 Investments in and loans to joint venture       (15,282)       (2,550)
                                                 -------       -------
Net cash used by investing activities            (23,455)      (56,729)
                                                 -------       -------
FINANCING ACTIVITIES:
 Proceeds from issuances of common stock         102,973           225
 Proceeds from borrowings                             --        50,000
 Payments on borrowings                          (50,523)       (8,458)
 Payments on capital leases                         (405)           --
                                                 -------       -------
Net cash provided by financing activities         52,045        41,767
                                                 -------       -------
Effect of exchange rate changes on cash               --            11
                                                 -------       -------
Change in cash and cash equivalents               36,486        23,897
Cash and cash equivalents at beginning
  of year                                         45,344        28,624
                                                 -------       -------
Cash and cash equivalents at end of period      $ 81,830      $ 52,521
                                                 =======       =======




The accompanying notes are an integral part of these consolidated financial statements.

                KULICKE AND SOFFA INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands)
                           (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997 and September 30, 1996, and the results of its operations and its cash flows for the three and nine month periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

NOTE 2 - INVENTORY

                                         June 30,    September 30,
                                           1997          1996
                                         -------        -------
Raw materials and supplies               $24,246        $29,985
Work in process                           10,772          9,862
Finished goods                            16,549         16,427
                                         -------        -------
                                          51,567         56,274
Inventory reserves                       (11,114)       (11,755)
                                         -------        -------
                                         $40,453        $44,519
                                         =======        =======

NOTE 3 - COMMON STOCK

In May 1997, the Company completed the sale of 3,450,000 shares of its common stock in an underwritten offering, resulting in net proceeds to the Company approximating $101.1 million. A portion of these proceeds were used to repay the $50.0 million outstanding balance on the Company's existing bank revolving credit facility, and approximately $4.5 million of a $4.7 million obligation related to the October 1996 Semitec acquisition.

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the nine month periods ended June 30, 1997 and 1996 were as follows:

                                 Packaging   Corporate
Nine months ended     Equipment  Materials      and
 June 30, 1997:        Segment    Segment   Eliminations    Total
                      ---------  ---------  ------------  --------
Net sales             $270,007   $ 79,708                 $349,715
Cost of goods sold     156,823     65,040                  221,863
                       -------    -------                  -------
Gross profit           113,184     14,668                  127,852

Operating costs         70,280     15,403       $ 5,680     91,363
                       -------    -------        ------    -------
Income (loss) from
  operations          $ 42,904      ($735)      ($5,680)  $ 36,489
                       =======    =======        ======    =======


                                 Packaging   Corporate
Nine months ended     Equipment  Materials      and
 June 30, 1996:        Segment    Segment   Eliminations    Total
                      ---------  ---------  ------------  --------
Net sales             $247,839   $ 71,636                 $319,475
Cost of goods sold     137,950     56,151                  194,101
                       -------    -------                  -------
Gross profit           109,889     15,485                  125,374

Operating costs         73,206     10,660       $ 5,938     89,804
                       -------    -------        ------    -------
Income from
  operations          $ 36,683   $  4,825       ($5,938)  $ 35,570
                       =======    =======        ======    =======

Intersegment sales are immaterial.

NOTE 5 - RECLASSIFICATIONS

Certain amounts in the Company's prior year financial statements have been reclassified to conform to their presentation in the Company's fiscal 1997 financial statements.

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

RESULTS OF OPERATIONS - Three and Nine Month Periods Ended June
30, 1997 and June 30, 1996.

Demand for semiconductor assembly equipment declined throughout fiscal 1996. In fiscal 1997, the Company saw a resurgence in demand for its products, principally its automatic wire bonders. Fiscal 1997 third quarter bookings totaled $151.0 million, which represented a $13.0 million improvement over the $138.0 million booked during the fiscal 1997 second quarter. For the nine-month period ended June 30, 1997, the Company recorded bookings totaling $394.0 million, compared to $292.0 million booked during the same period in fiscal 1996. The backlog of customer orders totaled $115.0 million at June 30, 1997 compared to $65.0 million at June 30 1996. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the three-month period ended June 30, 1997 totaled $146.4 million compared to $76.9 million for the third quarter of fiscal 1996. Equipment segment sales increased approximately $62.2 million to $117.7 million for the fiscal 1997 third quarter compared to $55.5 million for the third quarter of fiscal 1996. Increased unit sales of equipment, primarily of the Company's Model 1488 plus ball bonders, offset in part by lower average selling prices and reduced sales of upgrade kits and accessories in fiscal 1997, were the primary reasons for the increase.

Packaging materials segment sales totaled $28.7 million for the fiscal 1997 third quarter, reflecting an increase of approximately

$7.3 million over the $21.4 million reported for the fiscal 1996 third quarter. This improvement resulted from increased volumes of gold and aluminum wire sales, higher unit volume of Micro-Swiss products, and approximately $1.4 million in incremental sales attributable to the October 1, 1996 acquisition of the Semitec business. These increases were offset in part by lower gold prices.

For the nine-month period ended June 30, 1997, net sales totaled
$349.7 million, or $30.2 million higher than the $319.5 million reported for the fiscal 1996 nine-month period.

Equipment segment net sales increased by $22.2 million to $270.0 million for the fiscal 1997 nine-month period. Increased sales of automatic wire bonders contributed $36.9 million of incremental revenues during the nine months ended June 30, 1997, but were offset, in part, by a decline in sales of machine upgrade kits and accessories and reduced unit sales of the Model SP2100 Tab machines compared to the first nine months of fiscal 1996.

Sales of packaging materials products increased by $8.1 million to $79.7 million for the first nine months of fiscal 1997 compared to $71.6 million for the same period in fiscal 1996. This increase resulted primarily from incremental sales following the October 1996 Semitec acquisition totaling $4.5 million, and increased gold and aluminum wire sales volumes. Higher wire sales volumes were offset in part by lower average gold prices and lower pricing on certain aluminum wire sales in fiscal 1997 compared to fiscal 1996.

Gross profit as a percentage of net sales was 36.8% in the fiscal 1997 third quarter compared to 36.1% during the fiscal 1996 third quarter. The fiscal 1997 improvement resulted from a shift in the overall mix of product sales from lower margin packaging materials to higher margin equipment products, as set forth below.

                                          Three
                                       months ended
                                         June 30,
                                      --------------
                                       1997    1996
                                      ------  ------
      Equipment segment                 80.4%   72.2%
      Packaging materials
        segment                         19.6%   27.8%
                                      ------  ------
      Total net sales                  100.0%  100.0%
                                      ======  ======

The equipment segment gross profit margin decreased to 41.2% in the fiscal 1997 third quarter from 42.3% for the same period last year. Lower average selling prices on gold ball wire bonders and reduced unit sales of higher margin upgrade kits and accessories compared to fiscal 1996 third quarter levels more than offset the favorable manufacturing overhead absorption from higher fiscal 1997 unit volume of automatic wire bonders.

The packaging materials segment gross profit margin declined to 18.6% in the fiscal 1997 third quarter compared to 20.1% for the same period last year. A shift in sales mix to lower margin wire products and lower pricing on certain aluminum wire sales in fiscal 1997 were the primary reasons for this decline.

For the nine month period ended June 30, 1997, gross profit as a percentage of net sales totaled 36.6% compared to 39.2% for the same period last year.

Equipment segment gross profit margin declined to 41.9% for the nine months ended June 30, 1997 compared to 44.3% for the same period last year, primarily reflecting a shift in the product mix, as lower margin ball bonders increased from 45% of equipment segment revenues in fiscal 1996 to 76% in fiscal 1997.

The packaging materials segment gross profit margin dropped to 18.4% for the nine month period ended June 30, 1997 from 21.6% for the same period last year due to a shift in product mix from higher margin expendable tools to lower margin wire products, and to costs associated with the relocation of the Micro-Swiss manufacturing facility and excess manufacturing capacity of Micro-Swiss during the first half of fiscal 1997.

Selling, general and administrative ("SG&A") expenses totaled $22.5 million for the third quarter of fiscal 1997 compared to $18.2 million for the same period in fiscal 1996. This increase primarily resulted from approximately $2.6 million in management and sales incentive costs and company-wide success sharing accruals associated with the improved fiscal 1997 profitability, a bad debt charge of $1.0 million in the fiscal 1997 third quarter, and incremental operating costs associated with the acquired Semitec business.

For the nine months ended June 30 1997, SG&A costs increased to $57.5 million compared to $53.4 million for the same period last year. In addition to incremental management and sales incentive compensation and success sharing costs associated with improved fiscal 1997 profitability, fiscal 1997 SG&A included incremental costs resulting from the October 1996 Semitec acquisition. Fiscal 1997 SG&A costs also included charges approximating $1.1 million in the packaging materials segment for the February 1997 relocation by Micro-Swiss to its new facility in Israel, the relocation of AFW's administrative offices in Singapore and severance due to management and other personnel changes at Micro-Swiss. These increases were offset in part by certain equipment segment and corporate cost savings resulting from August 1996 cost reduction initiatives.

Net research and development ("R&D") costs declined approximately $1.5 million to $11.4 million during the third quarter of fiscal 1997 compared to $12.9 million for the fiscal 1996 third quarter. R&D costs decreased to $33.9 million in the first nine months of fiscal 1997 compared to $36.4 million for the same period in fiscal 1996. The decline in fiscal 1997 R&D spending generally reflected reduced outside contract development costs and lower expenditures for prototype materials as the Company nears completion of development and market introduction of the 8000 series wire bonders.

Income from operations for the fiscal 1997 third quarter totaled $19.9 million compared to an operating loss of $3.3 million for the same period last year due to the factors discussed above. Equipment segment operating income increased to $22.1 million for the fiscal 1997 third quarter from an operating loss of $1.8 million for the comparable period of fiscal 1996, while the packaging materials segment operating income totaled $204,000 during the fiscal 1997 third quarter compared to $646,000 for the same period last year.

Operating income totaled $36.5 million for the first nine months of fiscal 1997 compared to $35.6 million for the same period in fiscal 1996 due to the factors discussed above. The equipment segment operating income increased to $42.9 million in fiscal 1997 from $36.7 million in fiscal 1996, and the packaging materials segment experienced an operating loss of $735,000 for the first nine months of fiscal 1997 compared to operating income of $4.8 million for the same period last year.

Interest expense incurred during the nine months of fiscal 1997 resulted from borrowings under the Company's $50.0 million revolving credit facility to fund the October 1995 acquisition of AFW and the $4.7 million obligation incurred in connection with the October 1996 acquisition of Semitec. These borrowings were repaid with proceeds from the May 1997 public offering of common stock. Interest income during the first nine months of fiscal 1997 was lower than the comparable period of the prior fiscal year primarily due to interest earned on a note receivable from a customer in fiscal 1996.

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") to operate Flip Chip Technologies, L.L.C. ("FCT"). FCT was formed to provide wafer bumping services on a contract basis and to license related technologies. The $2.0 million loss for the fiscal 1997 third quarter and $4.6 million loss for the fiscal 1997 nine-month period reflect the Company's 51% equity interest in FCT's operating results for the periods. The increase in the fiscal 1997 losses for the third quarter and nine-month periods over the amounts reported for the comparable periods in fiscal 1996 reflected the effect of FCT's limited start-up activities during the fiscal 1996 third quarter compared to a full quarter and nine months of FCT's operating activities in fiscal 1997. FCT has recently completed construction of its manufacturing facility in Phoenix, Arizona and is currently working with its customers to have its manufacturing process qualified. This qualification process is expected to continue into early fiscal 1998. The Company expects its share of FCT's loss for the fourth quarter of fiscal 1997 will approximate the $2.0 million recognized during the fiscal 1997 third quarter.

Non-operating costs during the nine-month period ended June 30, 1996 included the write-off of $630,000 of costs incurred in connection with a proposed public offering of the Company's common stock.

The fiscal 1997 effective tax rate is expected to approximate 26%. The fiscal 1996 effective tax rate was 24%, due largely to the loss reported in the fiscal fourth quarter which was primarily attributable to the Company's United States-based operations.

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

Demand for the Company's products continued to increase during the third quarter of fiscal 1997 compared to the first and second quarters of the fiscal year. The Company currently expects this renewed strength in demand, particularly for the Company's automatic wire bonders, to continue for the remainder of the 1997 fiscal year.

The Company is in the process of developing a new generation of wire bonders, the 8000 family, which is based on an entirely new platform and requires the development of new software and many subassemblies not part of the Company's current wire bonders. The Company has begun receiving customer orders for the Model 8020 ball bonder and Model 8060 wedge bonder. Shipments of production versions of the Model 8060 are expected to commence in the fiscal 1997 fourth quarter and in early fiscal 1998 for the Model 8020.

Development and technical risks exist in all of the Company's R&D projects and have the potential to delay the introduction of new products. No assurance can be given that the introduction of the 8000 family of products will not be delayed due to technical or other difficulties. The Company may also incur substantial costs during the customer evaluation and qualification process to ensure the functionality and reliability of the product. Furthermore, the Company's planned transition to the Model 8020 platform involves numerous risks, including the possibility that customers will defer purchases of Model 1488 plus wire bonders in anticipation of the availability of the Model 8020 or that the Model 8020 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to accurately forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments and increased risk of inventory obsolescence. There can be no assurance that the Company will successfully develop and manufacture new products, including the Model 8020, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.

LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years and the nine-month period ended June 30, 1997, the Company has financed its operations principally through cash flows from operating activities, while its acquisitions of AFW in October 1995 and Semitec in October 1996 were financed with borrowings. The Company's May 1997 public offering of common stock resulted in net proceeds to the Company of approximately $101.1 million. A portion of the proceeds from this offering were used to repay substantially all of the Company's outstanding borrowings.

Cash generated by operating activities totaled $7.9 million during the first nine months of fiscal 1997 compared to $38.8 million during the first nine months of fiscal 1996. Cash and total investments increased to $90.0 million at June 30, 1997 from the $58.9 million at September 30, 1996. Reduced cash flows from operating activities in the first nine months of fiscal 1997 as compared to the same period of fiscal 1996 largely resulted from increases in other elements of working capital, primarily accounts receivable, in fiscal 1997. The increase in cash and total investments principally reflects public offering proceeds after repayment of outstanding borrowings.

At June 30, 1997, working capital increased to $175.1 million compared to $113.8 million at September 30, 1996. The accounts receivable balance at June 30, 1997 increased by $64.1 million compared to the September 30, 1996 balance. This increase resulted largely from the higher sales volume in the fiscal 1997 third quarter compared to the fiscal 1996 fourth quarter. Inventory decreased by $4.0 million at June 30, 1997, primarily due to the effect of higher sales in fiscal 1997 and the Company's efforts to more effectively manage inventory levels in light of anticipated product transitions later in calendar 1997.

Trade accounts payable and accrued expenses increased by approximately $21.2 million at June 30, 1997 compared to their September 30, 1996 balances. The increase primarily reflects the effect of increased inventory purchases on trade accounts payable as a result of the higher customer order rate, and higher accruals for incentive compensation due to the Company's higher profitability level in fiscal 1997.

During the first nine months of fiscal 1997, the Company invested approximately $9.0 million in property and equipment, primarily to complete the construction of its Micro-Swiss manufacturing facility in Yokneam, Israel and to upgrade equipment used in the Company's manufacturing and R&D activities. The Company presently expects fiscal 1997 capital spending will not exceed $16.0 million. The Company's principal capital projects during fiscal 1997 included the purchase of tooling and equipment necessary for the manufacture of new products, including the 8000 family of wire bonders, relocation of its Singapore-based AFW manufacturing operation to a new location scheduled to occur in late calendar 1997, the purchase of equipment necessary to expand manufacturing capacity primarily in the United States and Israel, and continued investments in a new global management information system. Relocation of AFW's Singapore manufacturing operation to a new facility in Singapore is not expected to have a material adverse effect on the Company's results of operations, cash flows or liquidity.

Pursuant to terms of the FCT joint venture agreement, the Company is obligated to make capital contributions up to an aggregate of $16.8 million, all of which had been funded through June 30, 1997. In addition, the Company has agreed to loan FCT an additional $5.0 million, of which $1.0 million was loaned during June 1997. The Company may agree to provide additional capital contributions and/or loans to FCT in the future.

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

The Company has a $10.0 million revolving credit facility expiring February 28, 1998 and a $50.0 million revolving credit facility expiring March 30, 2001. There were no borrowings under the $10.0 million credit line during fiscal 1996 or the first nine months of fiscal 1997. The Company repaid the $50.0 million outstanding under its revolving credit facility, which was used for the AFW acquisition, with proceeds of the May 1997 public offering.

The Company believes that anticipated cash flows from operations, its working capital and amounts available under its revolving credit facilities will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months, including any capital contributions and possible loans to FCT. The Company may, however, seek equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions and competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

PART II.  OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             Exhibit 27   - Financial Data Schedule

        (b)  Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter to which this Report relates.



                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KULICKE AND SOFFA INDUSTRIES, INC.




Date:  August 8, 1997         By: /s/ Clifford G. Sprague
                                  -------------------------------
                                  Clifford G. Sprague
                                   Senior Vice President,
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                               By: /s/ Curtis A. Massey
                                  -------------------------------
                                  Curtis A. Massey
                                   Vice President,
                                   Corporate Controller
                                   (Principal Accounting Officer)