Form 10-K
period 1997-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 1997-12-18
CIK 56978

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark one)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the fiscal year ended September 30, 1997
                                    ------------------
                                  OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from -------  to  -------

          Commission file number 0-121

                     KULICKE AND SOFFA INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)

        Pennsylvania                                    23-1498399
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

2101 Blair Mill Road, Willow Grove, PA                     19090
(Address of principal executive offices)                (zip code)

     Registrant's telephone number, including area code): (215) 784-6000

Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, WITHOUT PAR VALUE
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock (its only voting stock) held by non-affiliates of the Registrant as of December 1, 1997 was approximately $604,303,000. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 1, 1997, there were 23,242,287 shares of the Registrant's Common Stock, Without Par Value, outstanding.

                   Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 1998 Annual Shareholders' Meeting to be filed prior to January 6, 1998 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

PART I

Certain statements contained in this report are forward looking statements and are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to the following: the upward and downward volatility in demand for semiconductors and for the Company's products and services; the risk of order postponements or cancellations; the Company's ability to manufacture and ship its products on a timely basis; competitive pricing pressures; the risk that certain customers may adopt alternate semiconductor assembly processes; the risks associated with a substantial foreign customer base; and the risks associated with recent instability in foreign capital markets and foreign currency fluctuations. Reference is made to a more detailed discussion of risk factors affecting the Company's business in other Company reports filed with the Securities and Exchange Commission, and "Risk Factors" and other sections of the Company's Registration Statement on Form S-3 (33-69734).


Item 1.  BUSINESS

Kulicke and Soffa Industries, Inc. (the "Company" or "K&S") designs, manufactures and markets capital equipment, related spare parts and packaging materials used to assemble semiconductor devices ("semiconductors" or "IC's"). The Company also services, maintains, repairs and upgrades assembly equipment. The equipment offered by the Company addresses a broad range of applications in the semiconductor assembly process, including wire bonding systems, wafer dicing saws and die, TAB and flip-chip bonders. Today, K&S is the world's largest supplier of semiconductor assembly equipment, according to VLSI Research, Inc.

Through its American Fine Wire Corporation ("AFW"), Micro-Swiss, Ltd. ("Micro-Swiss") and Semitec subsidiaries, the Company offers packaging materials, including bonding wire, capillaries, wedges, die collets and saw blades. Packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment business. See Note 11 to the Company's fiscal 1997 Consolidated Financial Statements, included herein, for financial results by business segment.

The Company was founded in 1951 and is a Pennsylvania Corporation. Its principal offices are located at 2101 Blair Mill Road, Willow Grove, Pennsylvania, and its telephone number is (215) 784-6000.

Products

K&S offers a broad range of semiconductor assembly equipment, packaging materials and complementary services and spare parts used in the semiconductor assembly process. Set forth below is a table listing the approximate percentage of the Company's net sales by principal product area for its fiscal years ended September 30, 1997, 1996 and 1995.

                                                          Fiscal Year Ended
                                                            September 30,
                                                        --------------------
                                                        1997    1996    1995
                                                        ----    ----    ----
Wire bonders                                              65%     57%     74%
Additional assembly equipment                              7%     10%      9%
Packaging materials                                       22%     25%      7%
Services and spare parts                                   6%      8%     10%
                                                        ----    ----    ----
                                                         100%    100%    100%
                                                        ====    ====    ====

Wire Bonders

The Company's principal product line is its family of wire bonders, which are used to connect extremely fine wires, typically made of gold or aluminum, between the bonding pads on the die and the leads on the IC package to which the die has been bonded. The Company offers both ball and wedge bonders in automatic and manual configurations. Ball bonders typically are used for leadframe-based and laminate-based packages, while wedge bonders typically are used for ceramic packages. Through fiscal 1997, the Company's principal wire bonders were its Model 1488 plus ball bonder and Model 1474fp wedge bonder. The Company believes that its wire bonders offer competitive advantages based on high throughput and superior process control enabling fine pitch bonding and long, low wire loops, which are needed to assemble advanced IC packages. The selling prices for the Company's automatic wire bonders range from $60,000 to over $200,000 and from $8,000 to $40,000 for manual wire bonders, in each case depending upon system configuration and purchase volume.

The Company has developed and is in the process of transitioning to a new generation of wire bonders, the 8000 family, which is based on an entirely new platform and has required the development of new software and many subassemblies not part of the Company's current wire bonders. The first products in the 8000 family are the Model 8020 ball bonder and Model 8060 wedge bonder. The Model 8020 will replace the Model 1488 plus ball bonder. Through fiscal 1997, the Company experienced delays in the development and introduction of the Model 8020. Such delays, which are typical in the development of new technological products, included hardware, software and process related issues and changes in functional specifications based on input from customers. The Company is shifting production capacity from the Model 1488 plus to Model 8020 ball bonders in response to growing backlog for Model 8020's, and expects Model 8020 sales to exceed 10% of total ball bonder sales for the fiscal 1998 first quarter. The Model 8060, which will replace the Model 1474fp, was introduced during the fiscal 1997 fourth quarter with the sale of the four production units. While development and technical risks exist which have the potential to further affect the transition to the 8000 family wire bonders, the Company expects the transition to volume production and sales of Model 8020 and 8060 machines to continue through the first half of fiscal 1998.

The Company has incurred incremental costs to date and may incur substantial additional costs during the customer evaluation and qualification process to ensure the functionality and reliability of these new products. The Company's inability to successfully qualify new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position.

Furthermore, the transition to the Model 8020 and 8060 platforms involves numerous risks, including the possibility that customers will defer purchases of Model 1488 plus and 1474fp wire bonders in anticipation of the availability of the Model 8020 or 8060, or that the Model 8020 or 8060 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to accurately forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments and increased risk of inventory obsolescence. There can be no assurance that the Company will successfully introduce and manufacture new products, including the Model 8020 and 8060, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.

Additional Semiconductor Assembly Equipment

In addition to wire bonders, the Company produces other types of semiconductor assembly equipment, including wafer dicing saws, die bonders, TAB bonders and flip-chip bonders, which allows the Company to leverage its significant investment in customer relationships by offering its customers a broad range of assembly equipment. Principal products offered by the Company consist of the following:

     Dicing Saws. Dicing saws use diamond-embedded saw blades to cut silicon wafers into individual semiconductor die. Dicing saws range in price from $60,000 to more than $230,000. In October 1995, the Company entered into a Manufacturing License and Supply Agreement with Tokyo Seimitsu Co. Ltd. ("TSK"). Under terms of this agreement, the Company manufacturers and distributes TSK's automatic dicing saw as the Company's Model 7500 and manufactures that saw for sale to and for distribution by TSK as TSK's Model 5000. This product is produced in the Company's Israeli machine manufacturing facility.

     Die Bonders. Die bonders are used to attach a semiconductor die to a leadframe or other package before wire bonding. The Company's product line includes the Model 6900, an automatic multi-process assembly system which can be configured to support either conventional die bonding applications or alternate semiconductor assembly technologies, and Models 4206 and 5408 machines. Die bonders range in price from $100,000 to more than $300,000.

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

     Flip-Chip Assembly Systems. Flip-chip is an alternate assembly technique in which the die is mounted face down in a package or other electronic system using conductive bumps, thereby eliminating the need for either conventional die or wire bonding. The Company's Model 6900 can be configured to support flip-chip applications. Selling prices for flip-chip assembly systems exceed $300,000.

The Company also offers different configurations of certain of its products for non-semiconductor applications, including the Company's Model 980 saw for use in cutting and grinding hard and brittle materials, such as ceramic, glass and ferrite, that are used in the fabrication of chip capacitors or disk drive heads. Similarly, a variant of the Model 2100 TAB bonder is used to assemble ink jet printer cartridges.

Packaging Materials

The Company currently offers a range of packaging materials to semiconductor device assemblers which it sells under the brand names "American Fine Wire," "Micro-Swiss" and "Semitec." The Company intends to expand this business in an effort to increase its revenues from materials used in the manufacture of IC's as opposed to equipment for the expansion of IC manufacturing capacity. The Company sells its packaging materials for use with competitors' assembly equipment as well as its own equipment. The Company's principal packaging materials products consist of the following:

     Bonding Wire. AFW is a manufacturer of very fine (typically 0.001 inches in diameter) gold and aluminum wire used in the wire bonding process. AFW produces wire to a wide range of specifications, which can satisfy most wire bonding applications. Gold bonding wire is generally priced based on a fabrication charge per 1,000 feet of wire, plus the value of the gold. To minimize AFW's financial exposure to gold price fluctuations, AFW obtains gold for fabrication pursuant to a contract with its gold supplier, Rothschild Australia Limited ("RAL"), and only purchases the gold upon shipment and sale of the finished product to the customer. Accordingly, fluctuations in the price of gold are generally absorbed by RAL or passed on to AFW's customers.

     Expendable Tools. The Micro-Swiss family of expendable tools includes capillaries, wedges, die collets and saw blades. Capillaries and wedges are used to feed out, attach and cut the wires used in wire bonding. Die collets are used to pick up, place and bond die to packages. Saw blades are used for cutting hard and brittle materials. Hub blades, manufactured by Semitec which was acquired October 1, 1996, are used to cut silicon wafers into semiconductor die.

Services and Spare Parts

The Company believes that its knowledge and experience have positioned it to deliver innovative, customer-specific services that reduce the cost of ownership associated with the Company's equipment. Historically, the Company's offerings in this area were limited to spare parts, customer training and extended warranty contracts. In response to customer trends in outsourcing equipment-related services, the Company is focusing on providing repair and maintenance services, a variety of equipment upgrades, machine and component rebuild activities and expanded customer training. These services are generally priced on a time and materials basis. The service and maintenance arrangements are typically subject to bi-annual or multi-year contracts.

Investment in Flip-Chip Technologies, L.L.C.

The Company continuously evaluates investments in alternative packaging technologies. To that end, in February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") to provide wafer bumping services on a contract basis and to license related technologies through Flip Chip Technologies, L.L.C. ("FCT"). FCT completed construction of its manufacturing facility in Phoenix, Arizona during fiscal 1997, has commenced production runs involving limited quantities of wafers and is currently working with additional customers to have its manufacturing processes qualified. This qualification process is expected to continue into fiscal 1998. FCT has experienced losses since its inception. The Company recognizes its proportionate share of such losses, based on its 51% equity interest.

Customers

The Company's customers include large semiconductor manufacturers and subcontract assemblers worldwide, among which are the following:

Advanced Micro Devices                       Micron Technology
Advanced Semiconductor Engineering           Motorola
Anam Electronics                             National Semiconductor
Ceasar Technology                            NEC
Hyundai Electronics Industries               Orient Semiconductor Electronics
IBM                                          Philips Electronics
Intel Corporation                            SGS-Thomson Microelectronics
Lexmark International                        Siemens
Lucent Technologies

Sales to a relatively small number of customers have accounted for a significant percentage of the Company's net sales. During fiscal 1997, sales to Anam (a Korean-based customer) and Intel accounted for 12.5% and 10.2%, respectively, of the Company's net sales. During fiscal 1996, sales to Anam and Intel accounted for approximately 14.3% and 11.2%, respectively, of the Company's net sales. In fiscal 1995, sales to Intel and Anam accounted for 19.8% and 16.3%, respectively, of the Company's net sales.

The Company believes that developing long-term relationships with its customers is critical to its success. By establishing these relationships with semiconductor manufacturers and subcontract assemblers, the Company gains insight into its customers' future IC packaging strategies. This information assists the Company in its efforts to develop process and equipment solutions that address its customers' future assembly requirements.

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

International Operations

The Company sells its products to semiconductor device manufacturers and contract manufacturers, which are primarily located or have operations in the Asia/Pacific region. Approximately 85%, 79% and 78% of the Company's net sales for fiscal 1997, 1996 and 1995, respectively, were for delivery to customer locations outside of the United States, with the majority of such foreign sales destined to customer locations in the Asia/Pacific region, including Taiwan, Korea, Malaysia, Philippines, Singapore, Hong Kong and Japan. The Company expects sales outside of the United States to continue to represent a substantial portion of its future revenues.

In addition, the Company maintains manufacturing operations in countries other than the United States, including operations located in Israel,

Singapore and Switzerland. Risks associated with the Company's international operations include risks of foreign currency and foreign financial market fluctuations, international exchange restrictions, changing political conditions and monetary policies of foreign governments, war, civil disturbances, expropriation, or other events which may limit or disrupt markets.

Sales and Customer Support

The Company markets its semiconductor assembly equipment and its packaging materials through separate sales organizations. With respect to semiconductor assembly equipment, the Company's direct sales force, consisting of approximately 100 individuals at September 30, 1997, is principally responsible for sales of major product lines to customers in the United States and the Asia/Pacific region, including Japan. Lower volume product lines, as well as all equipment sales to customers in Europe, are sold through a network of manufacturer's representatives. The Company sells its packaging materials product lines through a separate direct sales force and through manufacturers' representatives.

The Company believes that providing comprehensive worldwide sales, service and customer support are important competitive factors in the semiconductor equipment industry. In order to support its U.S. and foreign customers whose semiconductor assembly operations are located in the Asia/Pacific region, the Company maintains a significant presence in the region, with sales facilities in Hong Kong, Japan, Korea, Taiwan, Malaysia and Singapore, a technology center in Japan and an applications lab in Singapore. The Company supports its assembly equipment customers worldwide with over 260 customer service and support personnel at September 30, 1997, located in the United States, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company's local presence in these Asia/Pacific countries enables it to provide more timely customer service and support as service representatives and spare parts are positioned near customer facilities, and affords customers the ability to place orders locally and to deal with service and support personnel who speak the same language and are familiar with local country practices.

Backlog

At September 30, 1997, the Company's backlog was approximately $118.0 million, compared to approximately $69.0 million at September 30, 1996. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. In addition, the Company may allocate production capacity to customers for anticipated purchases for which a confirmed purchase order has not yet been received. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, the Company's backlog as of any particular date may not be indicative of revenues for any succeeding quarterly period.

Manufacturing

The Company's assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished systems configured to customer specifications. The Company performs system design, assembly and testing in-house at its Willow Grove, Pennsylvania and Haifa, Israel facilities, but utilizes an outsourcing strategy for the manufacture of many of its major subassemblies. K&S believes that outsourcing enables it to minimize its fixed costs and capital expenditures and allows the Company to focus on product differentiation through system design and quality control. The Company's just-in-time inventory management strategy has reduced manufacturing cycle times and has limited on-hand inventory. The Company has obtained ISO 9001 certification for most operations in its Willow Grove, Pennsylvania facility and for both of its Israeli manufacturing facilities. Additionally, the AFW manufacturing facility in Selma, Alabama has received ISO 9002 certification.

The Company manufactures its Micro-Swiss expendable tools at its recently constructed facility in Yokneam, Israel and its AFW product line, consisting of gold and aluminum bonding wire, at facilities in Alabama, Singapore and Switzerland. Semitec hub blades are manufactured in Santa Clara, California.

The Company relies on subcontractors to produce to the Company's specifications many of the materials, components or subassemblies used in its products. Certain of the Company's products, however, require components or assemblies of an exceptionally high degree of reliability, accuracy and performance. Currently there are a number of such items for which there are only a single or limited number of suppliers which have been accepted by the Company as a qualified supplier. The Company generally does not maintain long-term contracts with its subcontractors and suppliers. While the Company does not believe that its business is substantially dependent on any contract or arrangement with any of its subcontractors or suppliers, the Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and the reduced control over delivery schedules, manufacturing yields, quality and costs. Further, certain of the Company's subcontractors and suppliers are relatively small operations and have limited financial and manufacturing resources. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture or sell subassemblies, components or parts to the Company in required volumes and of acceptable quality levels and prices, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.

The Company has, from time to time, experienced reliability and quality problems with certain key subassemblies provided by single source suppliers. The Company also has experienced delays in the delivery of subassemblies from these and other subcontractors in the past, which caused delays in Company shipments. If supplies of such items were not available from any such source at acceptable quality levels and prices and a relationship with an alternative supplier could not be developed, shipments of the Company's products could be interrupted and re-engineering of the affected product could be required with resulting delays. In addition, from time to time, the Company has experienced manufacturing difficulties and problems in its own operations which have caused delays and have required remedial measures. Such delays, interruption and re-engineering could damage the Company's relationships with its customers and have a material adverse effect on the Company's business, financial condition and operating results.

Research and Product Development

Because technological change occurs rapidly in the semiconductor industry, the Company devotes substantial resources to its research and development programs to maintain its competitiveness. The Company employed approximately 380 individuals in research and development at September 30, 1997. The Company pursues the continuous improvement and enhancement of existing products while simultaneously developing next generation products. For example, while the performance of current generations of wire bonders is being enhanced in accordance with a specific continuous improvement plan, the Company is simultaneously developing the series 8000 family of next generation wire bonders, the first models of which were introduced in the fourth quarter of fiscal 1997 and first quarter of fiscal 1998. Most of the next generation equipment presently being developed by the Company is based on modular, interchangeable subsystems, including the 8000 control platform, which management believes will promote more efficient and cost-effective manufacturing operations, lower inventory levels, improved field service capabilities and shorter product development cycles, which will allow the Company to introduce new products more quickly.

The Company's net expenditures for research and development totaled approximately $46.0 million, $52.4 million and $30.9 million during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The Company has received funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During the fiscal years ended September 30, 1997, 1996 and 1995, such funding totaled approximately $2.0 million, $2.5 million and $2.8 million, respectively.

Competition

The semiconductor equipment and packaging materials industries are intensely competitive. Significant competitive factors in the semiconductor equipment market include process capability and repeatability, quality and flexibility, and cost of ownership, including throughput, reliability and automation, customer support and price. The Company's major equipment competitors include

Shinkawa, Kaijo and ESEC in wire bonders; ESEC, Nichiden, ASM Pacific Technology and Alphasem in die bonders; and Disco Corporation in dicing saws. Significant competitive factors in the semiconductor packaging materials industry include price, delivery and quality. Major competitors in the packaging materials line include Gaiser Tool Co. and Small Precision Tools, Inc. with respect to expendable tools Tanaka Electronic Industries and Sumitomo Metal Mining in the bonding wire market, and Disco Corporation with respect to dicing blades.

In each of the markets it serves, the Company faces competition and the threat of competition from established competitors and potential new entrants, some of which may have greater financial, engineering, manufacturing and marketing resources than the Company. Some of these competitors are Japanese companies that have had and may continue to have an advantage over the Company in supplying products to Japan-based companies due to their preferences to purchase equipment from Japanese suppliers. Additionally, certain competitors may have pricing advantages as a result of recent currency fluctuations in relation to the U.S. dollar. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. New product introductions by the Company's competitors or by new market entrants could cause a decline in sales or loss of market acceptance of the Company's existing products. If a particular semiconductor manufacturer or subcontract assembler selects a competitor's product for a particular assembly operation, the Company may experience difficulty in selling a product to that company for a significant period of time. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices which could adversely affect the Company's business, financial condition and operating results. The Company believes that to remain competitive it must invest significant financial resources in new product development and expand its customer service and support worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

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

The Company also believes that much of its important technology resides in its proprietary software and trade secrets. Insofar as the Company relies on trade secrets and unpatented knowledge, including software, to maintain its competitive position, there is no assurance that others may not independently develop similar technologies and possibly obtain patents containing claims applicable to the Company's products and processes. The sale of Company products covered by such patents could require licenses that may not be available on acceptable terms, or at all. In addition, although the Company executes non-disclosure and non-competition agreements with certain of its employees, customers, consultants, selected vendors and others, there is no assurance that such secrecy agreements will not be breached.

From time to time, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In such cases, the Company will defend against claims or negotiate licenses where considered appropriate. In addition, certain of the Company's customers have received notices of infringement from Jerome H. Lemelson, alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by Mr. Lemelson. A number of the Company's customers have been sued by Mr. Lemelson. Certain customers have requested that the Company defend and indemnify them against the claims of Mr. Lemelson, but, to date, no customer who has settled with Mr. Lemelson has sought contribution from the Company. The Company has received opinions from its outside patent counsel with respect to certain of the Lemelson patents. The Company is not aware that any equipment marketed by the Company, or process performed by such equipment infringe on the Lemelson patents in question and does not believe that the Lemelson matter or any other pending intellectual property claim will have a material adverse effect on its business, financial condition or operating results. However, the ultimate outcome of any infringement or misappropriation claim affecting the Company is uncertain and there can be no assurances that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition and operating results.

Employees

At September 30, 1997, K&S had 2,229 permanent employees, 90 temporary employees and 64 contract personnel worldwide. The only Company employees represented by a labor union are AFW's employees in Singapore. K&S considers its employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to certain engineering disciplines. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company.

                            First Became
                             an Officer
    Name             Age  (calendar year)                Position
------------------   ---  ---------------  ----------------------------------
C. Scott Kulicke     48        1976      Chairman of the Board of Directors
                                           and Chief Executive Officer
Morton K. Perchick   60        1982      Executive Vice President
Clifford G. Sprague  54        1989      Senior Vice President and Chief
                                           Financial Officer
Moshe Jacobi         55        1992      Senior Vice President and President
                                           Packaging Materials Group
Asuri Raghavan       44        1991      Senior Vice President and President
                                            Equipment Group
Walter Von Seggern   57        1992      Senior Vice President Marketing

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

Moshe Jacobi has served as the Company's Senior Vice President and President, Packaging Materials Group since November 1996. Prior to that, he served as Senior Vice President Expendable Tools and Materials from July 1995 and as Vice President of the Company and Managing Director of Micro-Swiss Ltd., a wholly-owned subsidiary of the Company from November 1992. He was Division Director and General Manager of the Micro-Swiss Division from July to November 1992, and, from August 1986 to July 1992, he was Deputy Managing Director of Kulicke and Soffa (Israel) Ltd., a wholly-owned subsidiary of the Company.

Asuri Raghavan was promoted to Senior Vice President and President, Equipment Group in November 1996, having served as Senior Vice President, Marketing from July 1995 and Vice President of the Wire Bonder Business from December 1993, as Vice President, Strategic Development from June 1991 to 1993, and in various other management capacities since joining the Company in 1980, except for the period from December 1985 until November 1987 when he was Director, Research and Technology of American Optical.

Walter Von Seggern joined the Company in September 1992 as Vice President of Engineering and Technology. He was appointed Senior Vice President in December 1996 and became Senior Vice President, Marketing in April 1997. From April 1988 to April 1992, he worked for M/A-Com, Inc. He was General Manager of M/A-Com's ANZAC, RGH and Eurotec Divisions from 1990 to 1992 and from 1988 to 1990, he was General Manager of M/A-Com's Radar Products Division.

Item 2.  PROPERTIES

The Company's major facilities are described in the table below:

                                                                     Lease
                                                    Products       Expiration
Facility      Approximate Size     Function       Manufactured       Date
-----------   ----------------   --------------    ------------    ----------
Willow Grove,  214,000 sq.ft. (1) Corporate          Wire bonders,     N/A
 Pennsylvania                     headquarters       die bonders
                                  manufacturing,     and TAB bonders
                                  technology center,
                                  sales and service

Haifa, Israel   46,100 sq.ft. (2) Manufacturing,     Manual wire   April 2002
                                  technology         bonders,
                                  center,            dicing saws and
                                  assembly systems   automatic multi-
                                                     process assembly
                                                     systems

Yokneam, Israel 48,400 sq.ft. (1) Manufacturing,     Capillaries,     N/A
                                  Micro-Swiss        wedges and die
                                  operations         collets

Hong Kong,      19,600 sq.ft. (2) Sales and service   N/A       November 1998
 China
Tokyo, Japan    10,700 sq.ft. (2) Technology center,  N/A       November 1998
                                  sales and service

Singapore       35,111 sq.ft. (2) Manufacturing,     Bonding wire    May 2000
                                  AFW operations

Selma, Alabama  25,600 sq.ft. (2) Manufacturing,     Bonding     October 2017
                                  AFW operations     wire

Thalwil,        15,100 sq.ft. (2) Manufacturing,     Bonding wire      (3)
 Switzerland                      AFW operations

Santa Clara,    13,600 sq.ft. (2) Manufacturing      Dicing Saw  October 2003
 California                                          Blades

(1) Owned.
(2) Leased.
(3) Cancelable semi-annually upon six months' notice.

The Company also rents space for sales and service offices in Santa Clara, California; Mesa, Arizona; Zug, Switzerland; Korea; Taiwan; Malaysia; Philippines; and Singapore. The Company believes that its facilities are generally in good condition.

Item 3.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal matters involving the Company or its subsidiaries. See the discussion of certain legal contingencies in Note 13 to the Company's fiscal 1997 consolidated financial statements included herein.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol KLIC. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock, as reported on the Nasdaq National Market.

                              High       Low
                            -------    -------

Fiscal 1997:
First Quarter               $22 1/4    $10 1/2
Second Quarter               30         18 3/4
Third Quarter                35 5/8     20 3/4
Fourth Quarter               58 3/8     31

Fiscal 1996:
First Quarter               $36 3/4    $22
Second Quarter               25 1/2     15 1/8
Third Quarter                20 1/2     13 1/4
Fourth Quarter               14 5/8      8 3/4

On December 1, 1997, there were 703 holders of record of the shares of outstanding Common Stock.

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

During fiscal 1997, the Company contributed 91,505 shares of unregistered common stock, valued at its fair market value, as its matching contribution to its Section 401(k) Employee Incentive Savings Plan. Registration for such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, the transaction was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in the Company's definitive proxy statement relating to its 1998 Annual Meeting of Shareholders filed or to be filed with the Securities and Exchange Commission.

Item 6.  SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, which are included elsewhere herein.

Income Statement Data:
                                     Fiscal Year Ended September 30,
                            -------------------------------------------------
                              1997     1996(a)     1995      1994       1993
                            --------  --------   --------  --------  --------
                                (in thousands, except per share amounts)

Net sales                  $501,907  $381,176   $304,509  $173,302  $140,880
Gross profit                183,905   141,685    137,052    71,968    61,675
Income from operations       57,663    17,418     55,440    13,930    14,280
Net income (b)               38,319    11,847     42,822    10,418    10,831
Net income per share:
 Primary                      $1.78     $0.60      $2.38     $0.63     $0.66
 Fully diluted                $1.78     $0.60      $2.22     $0.63     $0.66

Weighted average
 shares outstanding:
  Primary                    21,551    19,773     18,028    16,665    16,342
  Fully diluted              21,551    19,773     19,693    16,665    16,342


Balance Sheet Data:
                                               September 30,
                            -------------------------------------------------
                              1997     1996(a)     1995      1994      1993
                            -------   -------    -------   -------   --------
                                              (in thousands)

Working capital            $190,220  $113,804   $103,833  $ 61,459  $ 58,190
Total assets                376,819   249,554    191,029   121,198   105,278
Long-term debt, less
 current portion                220    50,712        156    26,474    26,708
Shareholders' equity (c)    291,927   147,489    133,647    63,234    51,481

(a) See footnote 2 of the Notes to the Consolidated Financial Statements for a detailed discussion of the October 2, 1995 AFW acquisition.

(b) In fiscal 1997, net income included a loss of $6.7 million representing the Company's proportionate share of the loss from its equity investment in FCT. In 1996, net income included a $1.0 million loss from FCT and the write-off of $630,000 of costs incurred in connection with a proposed but withdrawn public offering of common stock. In fiscal 1993, the Company incurred $1.1 million in costs associated with a failed acquisition.

(c) In fiscal 1997, the Company completed the sale of 3,450,000 shares of its common stock in an underwritten offering, resulting in net proceeds to the Company approximating $101.1 million. In fiscal 1995, the Company called for redemption its 8% Convertible Subordinated Debentures (the "Debentures") then outstanding, resulting in the conversion of approximately $26.2 million of such Debentures into shares of the Company's common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Company Outlook

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results, in particular, during the latter half of fiscal 1996. The Company does not consider its business to be seasonal in nature.

A significant portion of the Company's revenue is derived from sales of a relatively small number of machines, most with selling prices ranging from $60,000 to over $400,000. A delay in the shipment of a limited quantity of machines, either due to manufacturing delays or to rescheduling or cancellations of customer orders, could have a material adverse effect on the results of the operations for any particular quarter. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future.

The semiconductor and semiconductor equipment industries are subject to rapid technological change and frequent new product introductions and enhancements. The Company believes that its continued success will depend upon its ability to continuously develop and manufacture new products and product enhancements and to introduce them into the market in response to demands for higher performance assembly equipment.

The Company has developed and is in the process of transitioning to a new generation of wire bonders, the 8000 family, which is based on an entirely new platform and has required the development of new software and many subassemblies not part of the Company's current wire bonders. The first products in the 8000 family are the Model 8020 ball bonder and Model 8060 wedge bonder. Through fiscal 1997, the Company experienced delays in the development and introduction of the Model 8020. Such delays, which are typical in the development of new technological products, included hardware, software and process related issues and changes in functional specifications based on input from customers. The Company is shifting production capacity from the Model 1488 plus to Model 8020 ball bonders in response to growing backlog for Model 8020's, and expects Model 8020 sales to exceed 10% of total ball bonder sales for the fiscal 1998 first quarter. The Model 8060 was introduced during the fiscal 1997 fourth quarter with the sale of four production units. Additional Model 8060 units have been sold during the fiscal 1998 first quarter, although recent delays in the production ramp up have been experienced. While development and technical risks exist which have the potential to further affect the transition to the 8000 family wire bonders, the Company expects the transition to volume production and sales of Model 8020 and 8060 machines to continue through the first half of fiscal 1998.

The Company has incurred incremental costs to date and may incur substantial additional costs during the customer evaluation and qualification process to ensure the functionality and reliability of these new products. The Company's inability to successfully qualify new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position.

Furthermore, the transition to the Model 8020 and 8060 platforms involves numerous risks, including the possibility that customers will defer purchases of Model 1488 plus and 1474fp wire bonders in anticipation of the availability of the Model 8020 or 8060, or that the Model 8020 or 8060 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to accurately forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments and increased risk of inventory obsolescence. There can be no assurance that the Company will successfully introduce and manufacture new products, including the Model 8020 and 8060, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.

During fiscal 1997, approximately 76% of the Company's sales were delivered to customer locations in the Asia/Pacific region, including Korea, Taiwan, Malaysia, Japan, Singapore and Hong Kong. Sales to customer locations in Taiwan, Korea and Malaysia accounted for 22%, 19% and 13%, respectively, of consolidated net sales in fiscal 1997. In recent months, certain of these countries have experienced significant instability in their financial markets and fluctuations in their local currencies relative to the U.S. dollar. The Company does not believe these foreign financial market and currency fluctuations impacted its operations during fiscal 1997. However, certain Korean-based customers recently pushed out deliveries of machines originally scheduled for the Company's fiscal 1998 first quarter, adversely affecting expected revenues and earnings for the period. In addition, because most of the Company's foreign sales are denominated in U.S. dollars, the Company believes that the increase in value of the U.S. dollar relative to certain foreign currencies in recent months has made the Company's products more expensive in relation to products offered by certain of the Company's foreign competitors. While pricing pressures associated with currency fluctuations have not been significant to date, there can be no assurance that selling prices in future orders will not be adversely impacted by these currency fluctuations.

In February 1996, the Company entered into a joint venture agreement with Delco to provide wafer bumping services on a contract basis and to license related technologies through FCT. FCT completed construction of its manufacturing facility in Phoenix, Arizona during fiscal 1997, has commenced production runs involving limited quantities of wafers, and is currently working with additional customers to have its manufacturing processes qualified. This qualification process is expected to continue into fiscal 1998. FCT has experienced losses since its inception. The Company has recognized its proportionate share of such losses based on its 51% equity interest, including a $1.0 million loss during fiscal 1996 and a $6.7 million loss in fiscal 1997. The Company currently expects FCT will incur additional losses during the first nine months of fiscal 1998, but expects FCT's operations to turn profitable by the fourth quarter of fiscal 1998.

As previously announced by the Company, sales and earnings for the Company's first quarter of fiscal 1998 will be significantly lower than amounts reported for the fiscal 1997 fourth quarter. This expected reduction reflects the effect of customers needing to assimilate the record number of machines purchased during fiscal 1997, the longer than anticipated transition to the new Model 8020 platform, rescheduling of shipments by certain Korean-based customers and delays in the Model 8060 ramp up. While the longer term effect of the Asia/Pacific region's recent financial market instability on underlying demand for semiconductor devices and for semiconductor capital equipment, or its potential impact, if any, on future selling prices cannot currently be determined with certainty, the Company's present outlook for the remainder of fiscal 1998 remains optimistic.

Results of Operations

Fiscal Years Ended September 30, 1997 and September 30, 1996

During the 1997 fiscal year ended September 30, 1997, the Company recorded bookings totaling $550.0 million compared to $358.4 million during fiscal 1996. The $191.6 million increase in fiscal 1997 equipment bookings primarily reflected a significant improvement in demand for semiconductor assembly equipment, principally gold ball bonders, compared to the declining demand experienced throughout fiscal 1996. At September 30, 1997, total backlog of customer orders approximated $118.0 million compared to $69.0 million at September 30, 1996. Since the timing of deliveries may vary and orders are generally subject to cancellation, the Company's backlog as of any date may not be indicative of net sales for any succeeding period.

Net sales for the 1997 fiscal year increased by $120.7 million to $501.9 million from $381.2 million in fiscal 1996. This improvement generally reflected a reversal of the fiscal 1996 trend of declining quarterly sales. Equipment segment net sales increased to $391.7 million in fiscal 1997 compared to $287.2 million in fiscal 1996. During fiscal 1997, the Company sold more than 3,000 ball bonders compared to slightly more than 1,800 units during fiscal 1996. Additionally, increased unit sales of automatic dicing saws contributed to the fiscal 1997 increase. These volume increases were offset, in part, by lower selling prices for the Model 1488 plus ball bonder line compared to the average selling prices realized on ball bonders during fiscal 1996, and by reduced unit sales of the Model SP2100 Tab bonder in fiscal 1997 compared to fiscal 1996.

Packaging materials segment net sales increased to $110.2 million in fiscal

1997 from $93.9 million in fiscal 1996. Of this increase, $6.3 million was attributable to sales of hub blades following the October 1, 1996 Semitec acquisition and $8.8 million was due to increased sales volume of bonding wire, which was offset, in part, by the effect on revenues of declining gold prices.

International sales (shipments of the Company's products with ultimate foreign destinations) comprised 85% and 79% of the Company's total sales during fiscal 1997 and 1996, respectively. Sales to customers in the Asia/Pacific region, including Korea, Taiwan, Malaysia, Philippines, Japan, Singapore, Thailand and Hong Kong, accounted for approximately 76% and 72% of the Company's total sales in fiscal 1997 and 1996, respectively. During fiscal 1997, total shipments (including export sales) to customers located in Taiwan, Korea and Malaysia accounted for approximately 22%, 19% and 13% of net sales, compared to 14%, 16% and 14%, respectively, for the 1996 fiscal year.

Gross profit increased to $183.9 million for fiscal 1997 from $141.7 million for fiscal 1996 due primarily to the fiscal 1997 increased unit volume of equipment sales. Gross profit as a percentage of net sales decreased slightly to 36.6% in fiscal 1997 compared to 37.2% in fiscal 1996, with declines being experienced in both the equipment and packaging materials segments. The equipment segment gross profit margin decreased to 41.6% in fiscal 1997 from 42.8% in fiscal 1996, due primarily to lower average selling prices on ball bonders and reduced fiscal 1997 sales of higher margin upgrade kits and accessories compared to fiscal 1996 levels. The packaging materials segment gross profit margin declined to 19.1% in fiscal 1997 compared to 19.9% in fiscal 1996. A shift in sales mix to lower margin wire products in fiscal 1997 was the primary reason for this decline.

Selling, general and administrative expenses ("SG&A") increased to $80.2 million in fiscal 1997 from $71.9 million in fiscal 1996. This increase of $8.3 million consisted of approximately $1.9 million related to the equipment segment, $5.9 million related to the packaging materials segment and $.5 million of incremental corporate costs. Fiscal 1997 SG&A costs included incremental costs resulting from the October 1996 Semitec acquisition, generally higher employment costs related to the increased sales volume, higher sales and management incentive compensation costs due to improved fiscal 1997 sales and profitability and costs incurred to relocate the Company's Micro-Swiss and AFW Singapore manufacturing operations into new facilities during the year. The impact of these increases was offset, in part, by certain non-recurring equipment segment and corporate costs incurred in connection with the Company's August 1996 resizing initiatives.

Research and development costs ("R&D") decreased to $46.0 million in fiscal 1997 from $52.4 million for the prior fiscal year. The majority of the R&D costs incurred were in the equipment segment, and reflected lower outside contract development costs and lower expenditures for prototype materials. During fiscal 1997, the Company continued to invest heavily in the development of the 8000 series wire bonders and the enhancement of many of its existing products, including, but not limited to, the Model 1488 plus ball bonder and Model 1474fp wedge bonder, to enable them to meet customer requirements for higher lead count devices with finer pitch requirements at faster bonding speeds. The Company also continues to invest in new technologies which may eventually lead to improved and alternative semiconductor assembly technologies. Gross R&D expenditures were partially offset by funding received from customers and governmental subsidies totaling $2.0 million in fiscal 1997 compared to $2.5 million in fiscal 1996.

Operating income increased to $57.7 million in fiscal 1997 from $17.4 million in fiscal 1996. This improvement resulted principally from the higher net sales and gross profit in the equipment segment, offset, in part, by the increased operating expenses noted above. The packaging materials segment operating income declined to a break-even level in fiscal 1997 from $4.1 million in fiscal 1996, primarily reflecting costs incurred in fiscal 1997 to relocate the Micro-Swiss and AFW Singapore operations to new facilities, severance costs and incremental costs to expand the packaging materials marketing and distribution organizations.

Interest income, net of interest expense increased by approximately $1.0 million in fiscal 1997 compared to fiscal 1996, primarily due to the investment of net proceeds from the Company's May 1997 public offering of common stock. During fiscal 1997, the Company recognized a $6.7 million loss from its equity interest in FCT compared to a loss of $1.0 million in fiscal 1996. The increase in the loss in fiscal 1997 resulted from a full year of start up activities during fiscal 1997 compared to only a partial year of early start up activities during fiscal 1996.

The Company's effective tax rate increased to 26% for fiscal 1997 from 24.2% in fiscal 1996. The increase resulted largely from an increase in income attributable to operations in the United States. This increase was offset in part by the reversal of valuation allowances established in prior years related to U.S. tax credits. The Company continues to maintain a valuation allowance for deferred tax assets related to the acquired domestic AFW net operating loss ("NOL") and NOL carryforwards of the Company's Japanese subsidiary, since the Company cannot reasonably forecast sufficient future earnings by these subsidiaries to fully utilize the NOL's during the carryforward period. If benefits of the acquired NOL carryforward are realized, such tax benefits would reduce the recorded amount of AFW goodwill.

Net income increased to $38.3 million in fiscal 1997 compared to $11.8 million in fiscal 1996, for the reasons enumerated above.

Fiscal Years Ended September 30, 1996 and September 30, 1995

During the 1996 fiscal year ended September 30, 1996, the Company recorded bookings totaling $358.4 million, including approximately $66.0 million related to AFW, compared to $342.4 million during fiscal 1995 which excluded AFW's operating results. The $50.0 million decline in fiscal 1996 equipment bookings primarily reflected a significant reduction in demand for semiconductor assembly equipment, principally ball and wedge bonders, in the latter half of fiscal 1996 compared to the record levels experienced throughout fiscal 1995 and the first several months of fiscal 1996. The Company believes that this decline reflected a high level of uncertainty and concern among the Company's customers about then forecasted declines in personal computer sales, a significant drop in selling prices of memory chips, and with regard to the Company's Taiwan-based customers, geopolitical uncertainty regarding China's reaction to elections in Taiwan. At September 30, 1996 total backlog of customer orders approximated $69.0 million, including $6.7 million relating to AFW, compared to $84.7 million at September 30, 1995.

Net sales for the 1996 fiscal year increased by $76.7 million to $381.2 million from $304.5 million in fiscal 1995. The acquisition of AFW contributed $66.9 million to fiscal 1996 net sales. Equipment segment net sales increased to $287.2 million in fiscal 1996 from $283.8 million in fiscal 1995. Total unit sales in fiscal 1996 were essentially flat compared to unit sales for fiscal 1995. However, sales of ball bonders, non-semiconductor dicing saws and wire bonder upgrade kits increased in fiscal 1996, while sales of aluminum wedge bonders declined in relation to the amounts sold in fiscal 1995. During fiscal 1996, slightly improved selling prices were realized on the Model 1488 ball bonder line compared to the average selling prices realized on ball bonders during fiscal 1995. On a quarterly basis, net sales declined sharply throughout fiscal 1996, primarily in the equipment segment. The decline generally reflected an industry-wide slowdown in capital equipment purchases during 1996 as compared to the record levels experienced during 1995.

Packaging materials segment net sales increased to $93.9 million in fiscal 1996 from $20.7 million in fiscal 1995. The increase was due to $66.9 million of sales of bonding wire products following the AFW acquisition and $6.4 million due to increased sales volumes of expendable tools.

International sales (shipments of the Company's products with ultimate foreign destinations) comprised 79% and 78% of the Company's total sales during fiscal 1996 and 1995, respectively. Sales to customers in the Asia/Pacific region (including Korea, Taiwan, Malaysia, Philippines, Japan, Singapore, Thailand and Hong Kong) accounted for approximately 72% of the Company's total sales in both fiscal 1996 and 1995. In fiscal 1996, sales to customers located in Malaysia, Korea and Philippines increased compared to fiscal 1995 levels, while sales to Taiwan-based customers declined significantly in fiscal 1996. The decline in Taiwan, in part, reflected the impact of geopolitical uncertainty concerning China's reaction to the 1996 elections in Taiwan.

Gross profit as a percentage of net sales declined to 37.2% in fiscal 1996 from 45.0% in fiscal 1995. Gross margin declines were experienced in both the equipment segment and the packaging materials segment. As a result of the rapid and substantial decline in customer demand for the Company's equipment in the second half of fiscal 1996, the Company experienced unfavorable overhead absorption during the third and fourth quarters of fiscal 1996. Provisions for excess and obsolete inventory totaled $4.5 million in fiscal 1996 compared to $2.8 million in the prior year. The rapid decline in customer demand in fiscal 1996, particularly for the Model 1488 turbo ball bonders, and the anticipated transition to the new generation Model 8020 gold ball bonders, caused the Company to recognize approximately $2.8 million of the 1996 provision for excess and obsolete inventory in the fourth quarter. Thus, equipment segment gross profit as a percentage of net sales decreased to 42.5% for fiscal 1996 from to 45.3% for fiscal 1995.

Gross profit as a percentage of net sales in the packaging materials segment decreased to 19.6% for fiscal 1996 compared to 40.7% for fiscal 1995. This decrease principally reflected the effect of the AFW acquisition as sales of bonding wire products have historically had a substantially lower gross profit margin than the Company's other products.

SG&A expenses increased to $71.9 million in fiscal 1996 from to $50.7 million in fiscal 1995. This increase of $21.2 million consisted of approximately $9.4 million related to the equipment segment, $10.6 million related to the packaging materials segment, and $1.1 million of incremental corporate costs. In the equipment segment, higher employment and travel related costs, primarily in connection with the Company's worldwide customer support activities during the first half of fiscal 1996, contributed to the increase. Incremental goodwill amortization of $2.1 million and other SG&A costs of $5.8 million associated with the AFW operation accounted for the majority of the increase in the packaging materials segment. Higher sales commissions related to increased sales of expendable tools, increased travel costs related to AFW integration activities and increased administrative costs to support the expanded worldwide activities of the packaging materials segment also contributed to the fiscal 1996 increase. Corporate costs grew principally as a result of implementation activities related to a new worldwide computer system.

In response to the rapid decline in customer demand for the Company's products during the latter half of fiscal 1996, the Company reduced its world-wide work force, primarily in the equipment segment, suspended the planned expansion of its Willow Grove, Pennsylvania, facility, and deferred the implementation of a new worldwide integrated computer system. As a result of these actions, in the fourth quarter of fiscal 1996, the Company incurred severance costs totaling $1.2 million and a $1.8 million charge to write-off costs incurred in connection with the suspended Willow Grove facility expansion.

R&D costs increased to $52.4 million in fiscal 1996 from $30.9 million for the prior fiscal year. The majority of the R&D costs incurred were in the equipment segment. Approximately $13.0 million of the increase was due to engineering activities associated with the 8000 family of products, principally the Model 8020 development program. The fiscal 1996 increase also included approximately $1.0 million related to the write-down of certain engineering prototype machines to their net realizable value. The remaining R&D spending increases related to development activities for other products and continuous improvements of existing products.

Packaging materials segment R&D costs increased to $1.0 million as compared to fiscal 1995 levels. Substantially all of the R&D spending in the packaging materials segment related to continuous improvement activities for existing products. Gross R&D expenditures were partially offset by funding received from customers and governmental subsidies totaling $2.5 million in fiscal 1996 compared to $2.8 million in fiscal 1995.

Operating income declined to $17.4 million in fiscal 1996 from $55.4 million in fiscal 1995. This decline largely resulted from higher operating costs in the equipment segment and to the decline in equipment segment gross profits during the latter half of fiscal 1996. Most of the decline in operating income was realized in the United States as the United States operation incurred the majority of the Company's R&D expenses and corporate costs and recognized the majority of the fiscal 1996 fourth quarter charges.

The increase in interest expense in fiscal 1996 was primarily attributable to borrowings of $50.0 million under the Company's bank credit facility related to the financing of the Company's October 1995 AFW acquisition. Fiscal 1996 first quarter results included the write-off of approximately $630,000 of costs incurred in connection with a proposed public offering of the Company's common stock. Also, during fiscal 1996, the Company contributed $2.6 million of capital to FCT, and recognized a $1.0 million loss as its proportionate share of the joint venture's operating results.

The Company's effective tax rate increased to 24% for fiscal 1996 compared to 23% in fiscal 1995. The increase was due primarily to the amount and geographic distribution of taxable income in fiscal 1996. In connection with the AFW acquisition, the Company acquired a $7.1 million U.S. federal NOL carryforward. During fiscal 1996, AFW's U.S. manufacturing operation experienced a small loss. Since the Company could reasonably forecast sufficient future U.S. earnings by this subsidiary to fully utilize the acquired NOL during the carryforward period, a valuation allowance was established for the full amount of this potential tax benefit. If realized, such tax benefits would reduce the recorded amount of AFW goodwill.

Effect of Recent Accounting Pronouncements

In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued by the Financial Accounting Standard Board ("FASB"). SFAS 128 redefines earnings per share under generally accepted accounting principles and is effective for the Company's fiscal 1998 first quarter ended December 31, 1997. Under the new Statement, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. See
Note 1 of Notes to Consolidated Financial Statements for the effect of SFAS No. 128.

In June 1997, the FASB also issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be reported in a financial statement that is displayed with the same prominence as other financial statements. Only the impact of foreign currency translation adjustments and unrealized gains or losses on securities available for sale are expected to be disclosed as potential additional components of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises disclosure requirements related to operating segments, products and services, the geographic areas in which the Company operates, and major customers. The Company intends to adopt this Statement in the first quarter of fiscal 1998 and does not presently anticipate any material change in its disclosures following adoption of SFAS 131.

Liquidity and Capital Resources

During the past three fiscal years, the Company has financed its operations principally through cash flows from operations. Cash generated by operating activities totaled $40.2 million during fiscal 1997 compared to $38.9 million during fiscal 1996. Cash and total investments increased to $115.6 million at September 30, 1997 from $58.9 at September 30, 1996. The increase in total cash and investments in fiscal 1997 was due largely to proceeds approximating $101.1 million from the Company's May 1997 sale of 3,450,000 shares of common stock, net of repayment of the $50.0 million outstanding balance on the Company's bank revolving credit facility.

At September 30, 1997, working capital increased to $190.2 million compared to $113.8 million at September 30, 1996. The accounts receivable balance increased by $57.6 million during fiscal 1997 reflecting the significantly improved sales volumes throughout the latter half of the year. Gross inventory increased $5.2 million at September 30, 1997, compared to the prior year end due to increased levels of work in process. This increase in work in process was consistent with the growth in backlog.

Trade accounts payable and accrued expenses at September 30, 1997 increased by $30.9 million to $72.3 million compared to the amounts at the end of fiscal 1996. The increases primarily resulted from increased inventory purchases associated with improved sales levels in fiscal 1997 and increased management incentive compensation accruals due to improved fiscal 1997 profitability.

During fiscal 1997, the Company invested approximately $13.5 million in property and equipment, primarily to complete the construction of its Micro-Swiss manufacturing facility in Yokneam, Israel, and to upgrade equipment used in the Company's manufacturing and R&D activities. The Company presently expects fiscal 1998 capital spending to approximate $18.0 million. The principal capital projects planned for fiscal 1998 include the purchase of additional tooling and equipment necessary to manufacture the 8000 series of machines, the purchase of equipment necessary to expand manufacturing capacity, primarily in the United States and Israel, and additional investments in a new global management information system.

The Company has initiated a project to replace existing business and accounting systems with an enterprise-wide business system which is "Year 2000" compliant. The Company expects to incur capital expenditures, primarily for computer hardware and software, related to this system implementation project. Such amounts are included in the estimated capital expenditures discussed above. Internal staffing costs and reengineering costs, if any, associated with this system implementation project will be expensed as incurred. The Company's business system implementation plan currently anticipates conversion to the new enterprise business system by the beginning of its 1999 fiscal year. Accordingly, the Company does not currently anticipate any material disruption in its business operations as a consequence of the year 2000 issue.

Pursuant to the terms of the FCT joint venture agreement, the Company contributed to FCT an aggregate of $16.8 million through the end of fiscal 1997. In addition, the Company loaned FCT $5.0 million during fiscal 1997 and, in October 1997, agreed to provide an additional $5.0 million in loans. The Company currently expects that an additional $5 million to $10 million of funding will be required by FCT during fiscal 1998, although the amount which may be funded by the Company and its timing are presently uncertain. The joint venture is subject to numerous risks common to business arrangements of this nature. There can be no assurance that FCT will ever become profitable, that the Company will not make additional capital contributions and loans to FCT or that the anticipated benefits of the joint venture will ever be realized. If the joint venture were to not realize such benefits, the Company's business, financial condition and operating results could be materially adversely affected.

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

The Company currently has available the entire amount of a $10.0 million revolving credit facility expiring February 28, 1998, which it expects to renew under comparable terms, and a $50.0 million revolving credit facility expiring March 30, 2001. There were no borrowings under the $10.0 million credit line during fiscal 1997. The Company had outstanding the entire amount of the $50.0 million revolving credit facility through May 19, 1997, at which time the loan was repaid from proceeds received in connection with the stock issuance. The Company intends to retain both of these revolving credit facilities.

The Company believes that anticipated cash flows from operations, its working capital and amounts available under its revolving credit facilities will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months. However, the Company may seek, as required, equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions and competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements of Kulicke and Soffa Industries, Inc. and its subsidiaries, listed in the index appearing under Item 14 (a)(1) and
(2) herein are filed as part of this Report.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Kulicke and Soffa Industries, Inc.

In our opinion, based upon our audits, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 41 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
------------------------

Philadelphia, Pennsylvania
November 13, 1997

                      KULICKE AND SOFFA INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                                              September 30,
                                                          -------------------
                                                            1997       1996
                                                          --------    -------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents
 (including time deposits;
 1997 - $723; 1996 - $2,925)                             $107,605   $ 45,344
Short-term investments                                      7,982     13,078
Accounts and notes receivable
 (less allowance for doubtful
 accounts; 1997 - $2,149;
 1996 - $1,227)                                           105,103     47,456
Inventories, net                                           45,602     44,519
Prepaid expenses and other current assets                   4,391      4,277
Refundable income taxes                                        --      6,212
Deferred income taxes                                       1,521      1,765
                                                          -------    -------
  TOTAL CURRENT ASSETS                                    272,204    162,651

Property, plant and equipment, net                         45,648     41,143
Intangible assets, primarily goodwill, net                 42,724     42,049
Long-term investments                                          --        449
Investment in and loans to joint venture                   14,135      1,556
Other assets                                                2,108      1,706
                                                          -------    -------
  TOTAL ASSETS                                           $376,819   $249,554
                                                          =======    =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                        $    780   $    491
Accounts payable                                           47,408     23,032
Accrued expenses                                           24,932     18,389
Income taxes payable                                        8,864      6,935
                                                          -------    -------
  TOTAL CURRENT LIABILITIES                                81,984     48,847

Long-term debt                                                220     50,712
Other liabilities                                           2,688      2,506
                                                          -------    -------
  TOTAL LIABILITIES                                        84,892    102,065

Commitments and contingencies (Notes 6 and 13)                 --         --

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
  Authorized - 5,000 shares; issued - none                     --         --
Common stock, without par value:
  Authorized - 50,000 shares; issued and
  outstanding: 1997 - 23,237; 1996 - 19,433               155,246     48,733
Retained earnings                                         139,404    101,085
Cumulative translation adjustment                          (2,723)    (2,329)
                                                          -------    -------
  TOTAL SHAREHOLDERS' EQUITY                              291,927    147,489
                                                          -------    -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $376,819   $249,554
                                                          =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENT
                  (in thousands, except per share amounts)

                                            Fiscal Year Ended September 30,
                                         ------------------------------------
                                            1997          1996         1995
                                         ---------     ---------    ---------
Net sales                                $501,907      $381,176     $304,509

Cost of goods sold                        318,002       239,491      167,457
                                          -------       -------      -------
Gross profit                              183,905       141,685      137,052

Selling, general and administrative        80,212        71,863       50,728
Research and development, net              46,030        52,404       30,884
                                          -------       -------      -------
Income from operations                     57,663        17,418       55,440

Interest income                             3,151         3,124        1,580
Interest expense                           (2,331)       (3,288)      (1,407)
Equity in loss of joint venture            (6,701)         (994)          --
Other expense                                  --          (630)          --
                                          -------       -------      -------
Income before taxes                        51,782        15,630       55,613
Provision for income taxes                 13,463         3,783       12,791
                                          -------       -------      -------
Net income                               $ 38,319      $ 11,847     $ 42,822
                                          =======       =======      =======
Net income per share:
     Primary                                $1.78         $0.60        $2.38
     Fully diluted                          $1.78         $0.60        $2.22

Weighted average shares outstanding:
     Primary                               21,551        19,773       18,028
     Fully diluted                         21,551        19,773       19,693

The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)

                                             Fiscal Year Ended September 30,
                                             -------------------------------
                                                1997       1996       1995
                                             ---------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $ 38,319   $ 11,847   $ 42,822
 Adjustments to reconcile net
  income to net cash provided by
   operating activities:
    Depreciation and amortization               11,329      9,658      4,947
    Provision for doubtful accounts              1,065        178        826
    Deferred taxes on income                       244     (2,125)      (718)
    Provision for inventory reserves             4,153      4,547      2,758
    Equity in loss of joint venture              6,701        994         --
    Changes in components of working
     capital, excluding effects of
      business acquisitions:
       Decrease (increase)
        in accounts receivable                 (57,960)    38,959    (37,995)
       Decrease (increase) in inventories       (4,761)    (6,358)   (16,390)
       Increase in prepaid expenses and
         other current assets                      (35)      (483)    (1,107)
       Collection of refundable income taxes     6,212         --         --
       Increase (decrease) in accounts
        payable and accrued expenses            30,668    (11,632)    20,903
       Increase (decrease) in net
        taxes payable                            3,527     (8,076)     5,158
       Other, net                                  726      1,364        844
                                               -------    -------    -------
Net cash provided by operating activities       40,188     38,873     22,048
                                               -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of net assets of Semitec in 1997;
   AFW in 1996, net of cash acquired            (4,510)   (43,020)        --
 Purchases of investments classified
   as available-for-sale                        (4,451)   (28,512)   (12,612)
 Proceeds from sales or
  maturities of investments:
   Classified as available-for-sale              9,967     26,802     16,631
   Classified as held-to-maturity                   --        505      2,082
 Purchases of plant and equipment              (13,516)   (18,028)   (10,777)
 Proceeds from sale of property
  and equipment                                     --        781      1,067
 Investments in and loans to
  joint venture                                (19,280)    (2,550)        --
                                               -------    -------    -------
 Net cash used by investing
  activities                                   (31,790)   (64,022)    (3,609)
                                               -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on borrowings,
  including capitalized leases                 (51,065)    (8,537)       (60)
 Proceeds from borrowings                           --     50,000         --
 Proceeds from issuances
  of common stock                              104,905        394      1,484
                                               -------    -------    -------
 Net cash provided by
  financing activities                          53,840     41,857      1,424
                                               -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH             23         12          7
                                               -------    -------    -------
CHANGE IN CASH AND CASH EQUIVALENT              62,261     16,720     19,870
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                             45,344     28,624      8,754
                                               -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $107,605   $ 45,344   $ 28,624
                                               =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements. See Note 7 for disclosure of non-cash financing activities.

                      KULICKE AND SOFFA INDUSTRIES, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (in thousands)

                                                      Unrealized
                                          Cumulative    Gain/       Total
                  Common  Stock  Retained Translation (Loss) on Shareholders'
                  Shares  Amount Earnings Adjustment  Investments  Equity
                  ------  ------ -------- ----------- ----------- ----------
Balances at
 September 30,
  1994            16,499 $ 17,839 $ 46,416   $  (841)   $    (180)  $ 63,234

Purchases under
 the employee stock
 purchase plan       119      556       --        --           --        556
Employer
 contributions to
 the 401(k) plan      12      118       --        --           --        118
Exercise of stock
 options             217      928       --        --           --        928
Tax benefit from
 exercise of
 stock options        --      154       --        --           --        154
Shares issued upon
 conversion of
 subordinated debt 2,463   26,162       --        --           --     26,162
Translation
 adjustment           --       --       --      (507)          --       (507)
Unrealized gain
 on investments       --       --       --        --          180        180
Net income            --       --   42,822        --           --     42,822
                  ------   ------  -------    ------     --------    -------
Balances at
 September 30,
 1995             19,310   45,757   89,238    (1,348)          --    133,647

Employer
 contribution to
 the 401(k) plan      84    1,580       --        --           --      1,580
Exercise of
 stock options        39      394       --        --           --        394
Tax benefit from
 exercise of
 stock options        --    1,002       --        --           --      1,002
Translation
 adjustment           --       --       --      (981)          --       (981)
Net income            --       --   11,847        --           --     11,847
                  ------   ------  -------    ------     --------    -------
Balances at
 September 30,
 1996             19,433   48,733  101,085    (2,329)          --    147,489

Shares sold        3,450  101,103       --        --           --    101,103
Employer
 contributions to
 the 401(k) plan      92    1,793       --        --           --      1,793
Exercise of
 stock options       262    2,009       --        --           --      2,009
Tax benefit from
 exercise of
 stock options        --    1,608       --        --           --      1,608
Translation
 adjustment           --       --       --      (394)          --       (394)
Net income            --       --   38,319        --           --     38,319
                  ------   ------   -------   ------     --------    -------
Balances at
 September 30,
 1997             23,237 $155,246 $139,404   $(2,723)   $      --   $291,927
                  ======  =======  =======    ======     ========    =======

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

The semiconductor and semiconductor equipment industries are subject to rapid technological change and frequent new product introductions and enhancements. The Company invests substantial amounts in research and development to continuously develop and manufacture new products and product enhancements in response to demands for higher performance assembly equipment. In addition, the Company continuously pursues investments in alternative packaging technologies. The Company's inability to successfully develop new products and product enhancements or to effectively manage the introduction of new products into the marketplace could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments - The Company's investments other than cash equivalents are classified as "trading," "available-for-sale" or "held-to-maturity," depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management's intentions with respect to holding the securities. Investments classified as "trading" are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as available-for-sale are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders' equity. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Vulnerability to Certain Concentrations - Financial instruments which may subject the Company to concentration of credit risk at September 30, 1997 and 1996 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts and packaging materials to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Accounts receivable at September 30, 1997 and 1996 include notes receivable of $50 and $1,120, respectively. Write-offs of uncollectible accounts have historically been insignificant.

Sales to a relatively small number of customers account for a significant percentage of the Company's net sales. During fiscal 1997, sales to Anam (a Korea-based customer) and Intel accounted for approximately 12.5% and 10.2%, respectively, of the Company's net sales. In fiscal 1996, sales to Intel and Anam accounted for 14.3% and 11.2%, respectively. In fiscal 1995, sales to Anam and Intel accounted for 19.8% and 16.3%, respectively, of the Company's net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. The reduction or loss of orders from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

Inventories - Inventories are stated at the lower of cost (determined on the basis of first-in, first-out) or market. Due to the volatility of demand for capital equipment and the rapid technological change in the semiconductor industry, the Company is vulnerable to risks of excess and obsolete inventory. The Company generally provides reserves for inventory considered to be in excess of 18 months of forecasted future demand.

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

Intangible Assets - Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight-line basis over the estimated period to be benefited by the acquisitions ranging from fifteen to twenty years (see Note 2). In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the carrying value of long-lived assets, including goodwill, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the excess of cost over fair value of net assets that arose in that transaction is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date.

Postemployment Benefits - Post employment benefits are recognized over the employees' periods of service if such benefits vest ratably, or upon termination in certain instances.

Foreign Currency Translation - The U.S. dollar is the functional currency for all subsidiaries except the Company's operations in Japan, Korea, Singapore, Switzerland and Taiwan. Unrealized translation gains and losses resulting from the translation of functional currency financial statement amounts into U.S. dollars in accordance with SFAS No. 52 are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders' equity. Gain and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction gains (losses) were ($135), $57 and ($281) for the years ended September 30, 1997, 1996 and 1995, respectively.

Revenue Recognition - Sales are recorded upon shipment of products or performance of services. Expenses for estimated product returns, warranty and installation costs are accrued in the period of sale recognition.

Research and Development Arrangements - The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During fiscal 1997, 1996 and 1995, reductions to research and development expense related to such funding totaled $2,018, $2,473 and $2,843, respectively.

Income Taxes - Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." No provision is made for U.S. income taxes on undistributed earnings of foreign subsidiaries which are indefinitely reinvested in foreign operations.

Earnings Per Share - Through the fiscal year ended September 30, 1997, the Company computed earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." Primary earnings per share was computed using the weighted average number of common shares outstanding, giving recognition to the assumed exercise of stock options, if dilutive. Fully diluted earnings per share was computed based on the weighted average number of shares outstanding plus those shares assumed to be issued upon the exercise of stock options and, in fiscal 1995, the conversion of the subordinated debentures, after giving effect to the elimination of interest expense, net of income taxes, applicable to the debentures. In the first quarter of fiscal 1998, the Company will implement Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"). If the Company had adopted SFAS No. 128 for the year ended September 30, 1997, the Company's pro forma earnings per share for the fiscal years ended September 30, 1997, 1996 and 1995 would have been as follows:

                                             Fiscal Year Ended September 30,
                                             -------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Pro forma earnings per share:
  Basic                                         $1.84       $0.61      $2.44
  Diluted                                       $1.78       $0.60      $2.23

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

Accounting for Stock-based Compensation - In 1995, Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. SFAS No. 123 defines the "fair value method" of accounting for stock options or similar equity instruments, pursuant to which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 permits companies to continue to account for stock option grants using the "intrinsic value method" prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and disclose the pro forma effect on net income and earnings per share as if the fair value method had been applied to stock option grants. The Company has elected to implement SFAS No. 123 on a disclosure basis only (see Note 8).

NOTE 2:  ACQUISITIONS

On October 2, 1995, the Company acquired American Fine Wire Corporation ("AFW") through the acquisition of all of the common stock of Circle "S" Industries, Inc. ("Circle S"), the parent corporation of AFW. AFW is a manufacturer of fine gold and aluminum wire used in the wire bonding process, and has manufacturing facilities in Singapore; Selma, Alabama; and Thalwil, Switzerland. The acquisition was accounted for using the purchase method. Accordingly, AFW's operating results were included in the Company's consolidated financial statements commencing October 2, 1995. The purchase price was initially financed by borrowings under a new bank credit facility and by issuance of promissory notes to the former Circle "S" shareholders (see Note 7). The excess of the total purchase price over the estimated fair value of acquired tangible net assets was $43,099, consisting primarily of goodwill and a favorable operating lease, both of which are being amortized over a twenty-year period.

Unaudited pro forma income statement data reflecting the combined operating results of the Company and AFW for the fiscal year ended September 30, 1995, as if the acquisition had occurred on October 1, 1994, after giving effect to certain pro forma adjustments, are as follows:

                                                                  Pro forma
                                                                  ----------
                                                                  (unaudited)
Revenue                                                            $ 376,956
Net income                                                            40,994
Net income per share                                                   $2.13

On October 1, 1996, the Company acquired the common stock of Semitec Corporation ("Semitec") for a purchase price of approximately $4,901, including transaction related costs. The acquisition was accounted for using the purchase method. Accordingly, Semitec's operating results are included in the Company's consolidated financial statements commencing October 1, 1996. Goodwill resulting from this acquisition is being amortized on a straight-line basis over a twenty-year period.

The Semitec purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values, as follows:

Total current assets                                                  $1,447
Property and equipment                                                 1,260
Goodwill                                                               3,059
Total current liabilities                                               (442)
Total long term liabilities                                             (423)
                                                                       -----
Total purchase price                                                  $4,901
                                                                       =====

NOTE 3:  INVESTMENTS IN AND LOANS TO JOINT VENTURE

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") providing for the formation and management of Flip Chip Technologies, L.L.C. ("FCT"). FCT was formed to provide wafer bumping services on a contract basis and to license related technologies.

The Company owns a 51% equity interest in FCT but participates equally with Delco in the management of FCT through an Executive Committee. Accordingly, the Company accounts for its investment in FCT using the equity method, and recognizes its proportionate share of the operating results of the joint venture on the basis of its ownership interest. For income tax purposes, FCT is treated as a partnership. Accordingly, no provision for income taxes is included in FCT's separate financial statements. Rather, the reported results of FCT, and the Company's proportionate share of such results are on a pre-tax basis.

During fiscal 1997, the Company loaned FCT $5,000 pursuant to a revolving loan agreement. The loan bears interest at prime plus 1 1/2% (10% at September 30, 1997) and is secured by accounts receivable, inventory and machinery and equipment. The loan is due on June 16, 1999 with interest payable semi-annually. The loan is convertible, at the Company's option, into additional shares of FCT common stock, subject to Delco's right to purchase additional shares to maintain its current proportionate ownership interest. On October 30, 1997, the Company agreed to loan an additional $5,000 to FCT under similar terms to the initial $5,000 loan.

Summary financial information of FCT for the period from formation (February 28, 1996) to September 30, 1996 and for the fiscal year ended September 30, 1997, are as follows:

                                                             September 30,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Current assets                                           $  2,224   $  1,747
Property, plant and equipment, net                         22,951      4,664
Total assets                                               25,608      6,615
Current liabilities                                         2,697      3,564
Note payable                                                5,000         --
Members' equity                                            17,911      3,050

                                                              Period from
                                                           February 28, 1996
                                       Fiscal Year Ended    (inception) to
                                      September 30, 1997  September 30, 1996
                                      ------------------  ------------------
Net sales                                      $    887              $    99
Net loss                                        (13,139)              (1,950)

NOTE 4:  INVESTMENTS

At September 30, 1997 and 1996, no short-term investments were classified as trading. Investments, excluding cash equivalents, consisted of the following at September 30, 1997 and 1996:

                           September 30, 1997           September 30, 1996
                       -------------------------     -----------------------
                               Unrealized                  Unrealized
                        Fair     Gains/     Cost      Fair   Gains/     Cost
                       Value   (Losses)    Basis     Value  (Losses)   Basis
                       -----   --------    -----     -----  --------   -----
Available-for-sale:
U.S. Treasury bills
 maturing in less
 than one year        $   --   $    --    $   --    $ 5,969   $  --  $ 5,969
Adjustable rate notes  5,062        --     5,062      4,808      --    4,808
                       -----    ------     -----     ------    ----   ------
Short-term investments
 classified as
 available for sale   $5,062   $    --    $5,062    $10,777   $  --  $10,777
                       =====    ======     =====     ======    ====   ======
Held-to-maturity:
Corporate bonds with
 weighted average
 maturity less than
 three years          $2,898   $   (22)   $2,920    $ 2,690   $ (60) $ 2,750
                       =====    ======               ======    ====
Less: Short-term
 investments
 classified as
 held-to maturity                          2,920                       2,301
                                           -----                       -----
Held-to-maturity
 investments maturing
 after one year,
 within five years                        $   --                     $   449
                                           =====                      ======

NOTE 5:  INVENTORIES
                                                              September 30,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Raw materials and supplies                               $ 28,237   $ 29,985
Work in process                                            16,028      9,862
Finished goods                                             17,245     16,427
                                                          -------    -------
                                                           61,510     56,274
Inventory reserves                                        (15,908)   (11,755)
                                                          -------    -------
                                                         $ 45,602   $ 44,519
                                                          =======    =======

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT
                                                              September 30,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Land                                                     $  1,453   $  1,442
Buildings and building improvements                        19,583     16,457
Machinery and equipment                                    63,187     56,524
Leasehold improvements                                      4,039      2,767
                                                          -------    -------
                                                           88,262     77,190
Accumulated depreciation                                  (42,614)   (36,047)
                                                          -------    -------
                                                         $ 45,648   $ 41,143
                                                          =======    =======

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2002. In addition, in connection with the October 2, 1995 acquisition of AFW, the Company assumed certain leases associated with AFW's facilities. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows:
$1,955 in 1998; $1,390 in 1999; $1,122 in 2000; $538 in 2001; $298 in 2002
and $32 thereafter.

Rent expense for fiscal 1997, 1996 and 1995 was $3,191, $2,540 and $2,355, respectively.

NOTE 7:  DEBT OBLIGATIONS

Debt obligations include the following:

                                                              September 30,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Revolving credit facility                                $     --   $ 50,000
Capital lease obligations                                   1,000      1,203
                                                          -------    -------
Total debt obligations                                      1,000     51,203
Less - current portion                                        780        491
                                                          -------    -------
Debt due after one year                                  $    220   $ 50,712
                                                          =======    =======

The Company borrowed $15,000 under its bank credit facility on October 2, 1995 to fund the cash portion of the AFW purchase price and issued promissory notes totaling $34,395 to certain selling shareholders of Circle "S." The promissory notes were repaid in full on January 5, 1996, together with accrued interest thereon. To finance the repayment of the promissory notes, on January 5, 1996, the Company borrowed the remaining $35,000 available under a term credit facility. Borrowings under the $50,000 term credit facility bore interest at the LIBOR rate plus 50 basis points.

On April 10, 1996, the Company renegotiated the terms of its bank credit facilities resulting in a new Restated Loan Agreement providing for a $10,000 revolving credit facility expiring February 28, 1998, which the Company expects to renew under comparable terms, and a $50,000 revolving credit facility expiring March 30, 2001. The $10,000 revolving loan bears interest at the prime rate less 1/4%. The $50,000 revolving loan bears interest at the Company's option, either at a Base Rate (defined as the lesser of the prime rate minus 1/2% or the Federal Funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus .4% to 1.0%, depending on maintenance of certain financial covenants). The Company repaid the $50,000 outstanding under the revolving credit facility in May 1997 (see Note 8).

The Restated Loan Agreement is unsecured and requires that the Company maintain certain covenants including a leverage ratio, an interest ratio and working capital of not less than $50,000. Additionally, the Restated Loan Agreement also limits the Company's ability to mortgage, pledge, or dispose of material assets, engage in certain transactions with affiliates and imposes restrictions as to the type and quality of the Company's investments. The Company was in compliance with all covenants of the Restated Loan Agreement during fiscal 1997.

During fiscal 1995, a portion of the Company's 8% Convertible Subordinated Debentures (the "Debentures") were outstanding. The Debentures were convertible at any time prior to maturity into shares of the Company's common stock at a conversion rate of $10.66 per share. The Debentures were called for redemption in fiscal 1995 at a redemption price of 101.60% of the principal amount of the Debentures, plus accrued interest thereon, resulting in the conversion of approximately $26,162 of such Debentures into shares of the Company's common stock.

Maturities of long-term debt subsequent to September 30, 1997, are $780 in 1998 and $220 in 1999. Interest paid on the Company's debt obligations totaled $2,331, $3,288 and $1,407 in fiscal 1997, 1996 and 1995, respectively.

NOTE 8:  SHAREHOLDERS' EQUITY

Common Stock

In May 1997, the Company completed the sale of 3,450,000 shares of its common stock in an underwritten offering, resulting in net proceeds to the Company approximating $101,103. A portion of these proceeds was used to repay the $50,000 outstanding balance under the Company's existing bank revolving credit facility.

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

The following summarizes all employee stock option activity for the three years ended September 30, 1997:

                                              September 30,
                              ----------------------------------------------
                                    1997            1996             1995
                              --------------  --------------   -------------
                                     Average         Average         Average
                                    Exercise        Exercise        Exercise
                              Options  Price  Options  Price   Options Price
                              -------  -----  -------  -----   ------  -----
                                        (Share amounts in thousands)
Options outstanding at
 beginning of period            815   $15.08     618  $ 6.93     472  $ 5.30
Granted or reissued             552    12.00     259   32.84     350    8.06
Exercised                      (231)    7.72     (37)   6.24    (130)   4.21
Terminated or canceled          (64)   15.94     (25)  10.60     (74)   6.66
                              -----    -----    ----   -----    ----   -----
Options outstanding at
 end of period                1,072   $15.05     815  $15.08     618  $ 6.93
                             ======    =====    ====   =====    ====   =====

Options exercisable at
 end of period                  132   $12.35     223  $ 6.47     147  $ 4.52
                             ======            =====            ====

The Company also maintains a stock option plan for non-officer directors (the "Director Plan") pursuant to which options to purchase 5,000 shares of the Company's Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options to purchase 132,000 shares at an average exercise price of $16.20 were outstanding under the Director Plan at September 30, 1997, of which options to purchase 34,000 shares were currently exercisable. Options to purchase 39,000 shares under the Director Plan were exercised during 1997.

At September 30, 1997, a total of 2,496,428 shares of the Company's Common Stock were reserved for issuance in connection with the Company's stock option plans.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for stock options granted to employees. Under APB No. 25, the Company generally recognizes no compensation expense in the income statement with respect to such grants.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for options granted after October 1, 1995 as if the Company had accounted for its stock option grants to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock option grants to employees was estimated using a Black-Scholes option pricing model.

The following assumptions were employed to estimate the fair value of stock options granted to employees:

                                                           Fiscal Year Ended
                                                              September 30,
                                                           -----------------
                                                             1997      1996
                                                           -------   -------
Expected dividend yield                                     $0.00      $0.00
Expected stock price volatility                             71.00%     71.00%
Risk-free interest rate                                      6.16%      6.16%
Expected life (years)                                           6          6

For pro forma purposes, the estimated fair value of the Company's stock options to employees is amortized over the options' vesting period. The Company's pro forma information follows:

                                                           Fiscal Year Ended
                                                              September 30,
                                                           -----------------
                                                             1997      1996
                                                           -------   -------
                                                         (in thousands except
                                                           per share amounts)

Weighted average fair value of options granted              $8.22     $22.47
Net income - as reported                                  $38,319    $11,847
Net income - pro forma                                     37,069     11,120
Earnings per share - as reported                            $1.78      $0.60
Earnings per share - pro forma                              $1.72      $0.56

SFAS No. 123 is effective for stock options granted by the Company commencing October 1, 1995. Options granted before October 1, 1995 have not been valued and no pro forma compensation expense has been recognized.

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

NOTE 9:  EMPLOYEE BENEFIT PLANS

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

Net pension cost for the U.S. plan comprises the following:

                                              Fiscal Year Ended September 30,
                                              -------------------------------
                                               1997        1996        1995
                                              ------      ------      ------
Service cost-benefits earned
 during the period                            $  --     $   151        $ 563
Interest cost on projected
 benefit obligations                            776         760          797
Recognition of prior unrecognized loss          --        1,050           --
Recognition of net curtailment gain             --       (1,050)          --
Actual return on plan assets                  (980)        (570)        (859)
Net amortization and deferral                  260         (250)        (226)
Recognition of past service costs               --           75           --
                                               ---       ------        -----
Net pension expense of U.S. plan              $ 56      $   166        $ 275
                                               ===       ======         ====

Weighted average discount rate                7.50%        7.50%        7.75%
Rate of increase in future compensation          *            *         4.00%
Expected long-term return on assets           7.00%        7.00%        9.00%

*  Not applicable due to the December 31, 1995 benefit freeze.

The funded status of the U.S. plan follows:

                                                             September 30,
                                                          -------------------
                                                           1997        1996
                                                          -------     -------
Accumulated benefit obligation, including
 vested benefits of $11,198 and $10,002,
 respectively                                             $11,198    $10,340
                                                           ======     ======
Projected benefit obligation for service
 rendered to date                                         $11,198    $10,340
Plan assets at fair value, primarily mutual
 fund investments and U.S. Treasury bills                  10,372      9,770
                                                           ------     ------
Excess of projected benefit obligation
 over plan assets                                            (826)      (570)
Unrecognized net implementation asset                          --         --
Unrecognized net loss                                       1,245      1,025
Unrecognized prior service cost                                --         --
                                                           ------     ------
Prepaid pension cost                                      $   419    $   455
                                                           ======     ======

The Company's foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries.

They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. The Company believes that these plans are substantially fully funded as to vested benefits. On a consolidated basis, pension expense was $991, $629 and $618 in fiscal 1997, 1996 and 1995, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages depending on employee age and years of service, ranging from 30% to 175% of the employees' contributions. The Company's contributions under this plan totaled $1,793, $1,580 and $118 in fiscal 1997, 1996 and 1995, respectively, and were satisfied by contribution of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 10:  INCOME TAXES

Income before income taxes consisted of the following:

                                            Fiscal Year Ended September 30,
                                            -------------------------------
                                             1997        1996        1995
                                            -------     -------     -------
United States operations                    $32,879     $  (361)    $31,249
Foreign operations                           18,903      15,991      24,364
                                             ------      ------      ------
                                            $51,782     $15,630     $55,613
                                             ======      ======      ======

The provision for income taxes included the following:

                                            Fiscal Year Ended September 30,
                                            -------------------------------
                                              1997        1996        1995
                                            -------     -------     -------
     Current:
      Federal                               $ 8,722    $  2,523     $ 9,470
      State                                     700          25         600
      Foreign                                 3,797       3,360       3,439
     Deferred:
      Federal                                   244      (2,625)       (898)
      Foreign                                    --         500         180
                                             ------     -------      ------
                                            $13,463    $  3,783     $12,791
                                             ======     =======      ======

The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

                                            Fiscal Year Ended September 30,
                                            -------------------------------
                                              1997        1996        1995
                                            -------     -------     -------
Computed income tax expense based on
  U.S. statutory rate                       $18,124    $  5,471     $19,465
Effect of earnings of foreign
 subsidiaries subject to
 different tax rates                         (1,212)     (1,017)       (811)
Benefits from Israeli Approved
 Enterprise Zones                            (1,049)     (1,660)     (1,470)
Benefits of net operating
 loss and tax credit carryforwards
 and change in valuation allowance           (1,819)         --      (3,493)
Non-deductible goodwill amortization            659         613          --
Provision for repatriation of
 certain foreign earnings, including
 foreign withholding taxes                       --         500         180
Effect of revisions of prior year's
 estimated taxes                               (205)        562        (505)
Benefits of Foreign Sales Corporation          (985)     (1,027)       (533)
Other, net                                      (50)        341         (42)
                                             ------     -------      ------
                                            $13,463    $  3,783     $12,791
                                             ======     =======      ======

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $75,026 at September 30, 1997. Such undistributed earnings are intended to be indefinitely reinvested in foreign operations.

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities as measured by the current tax rates. The net deferred tax balance is comprised of the tax effects of cumulative temporary differences, as follows:

                                                             September 30,
                                                           ----------------
                                                             1997     1996
                                                           ------    ------
Repatriation of foreign earnings,
 including foreign withholding taxes                      $ 3,711   $ 3,711
Depreciable assets                                          1,832     1,870
Prepaid expenses and other                                    906       226
                                                           ------    ------
Total deferred tax liability                                6,449     5,807
                                                           ------    ------
Inventory reserves                                          2,846     2,755
Warranty accrual                                            1,461       980
Other accruals and reserves                                 1,875     1,828
Acquired domestic NOL carryforwards                         2,162     2,512
Foreign NOL carryforwards                                   2,492     1,519
Domestic tax credit carryforward                               --     1,084
Deferred intercompany profit                                1,788     2,009
                                                           ------    ------
                                                           12,624    12,687
Valuation allowance                                        (4,654)   (5,115)
                                                           ------    ------
Total deferred tax asset                                    7,970     7,572
                                                           ------    ------
Net deferred tax asset                                    $ 1,521   $ 1,765
                                                           ======    ======

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the respective tax jurisdictions. The Company believes there is a risk that certain of these net operating loss carryforwards may expire unused and, accordingly, has established certain valuation allowances. The valuation allowance at September 30, 1997 relates to acquired domestic net operating loss carryforwards expiring through the year 2010 whose realization is limited to the U.S. earnings of the acquired company and foreign net operating loss carryforwards which are scheduled to expire through the 2002 fiscal year. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if the Company's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. In the event that the tax benefits relating to acquired net operating loss carryforwards are realized, such benefits would reduce the recorded amount of goodwill.

The Company paid income taxes of $9,965, $11,699 and $8,109 in fiscal 1997, 1996 and 1995, respectively.


NOTE 11 - OPERATIONS BY GEOGRAPHIC AREA AND BUSINESS SEGMENT

The Company's market for its products is worldwide. Export sales (sales from U.S. based operations directly to foreign based customers and sales to foreign locations of U.S. based customers) totaled $122,490, $93,318 and $78,435 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Export sales to Korean based customers accounted for approximately 9% and 12% of total sales during fiscal 1997 and 1996, respectively. In addition, a substantial portion of the Company's products are sold to the Company's foreign subsidiaries which, in turn, sell to foreign based customers. Total shipments of the Company's products with ultimate foreign destinations (including export sales) comprised 85%, 79% and 78% of consolidated sales during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. During fiscal 1997, total shipments to customers located in Taiwan, Korea and Malaysia accounted for approximately 22%, 19% and 13% of consolidated net sales, compared to 14%, 16% and 14%, respectively, for the 1996 fiscal year.

Additional information by geographic area for the fiscal years ended September 30, 1997, 1996 and 1995 is as follows:

                                            Fiscal Year Ended September 30,
                                            -------------------------------
                                              1997        1996       1995
                                            --------    --------   --------
Sales to unaffiliated customers:
 United States                              $194,700    $173,110   $146,577
 Hong Kong                                   223,421     138,859    143,429
 Israel                                        1,582       1,312        773
 Singapore                                    62,472      48,600        572
 Rest of world                                19,732      19,295     13,158
                                             -------     -------    -------
 Consolidated                               $501,907    $381,176   $304,509
                                             =======     =======    =======

Transfers between geographic areas:
 United States                              $256,222    $167,933   $158,543
 Hong Kong                                       459         327         51
 Israel                                       61,573      51,603     38,646
 Singapore                                       406          76         --
 Rest of world                                   401         392         24
 Adjustments and eliminations               (319,061)   (220,331)  (197,264)
                                             -------     -------    -------
 Consolidated                               $     --    $     --   $     --
                                             =======     =======    =======

Total net sales:
 United States                              $450,922    $341,043   $305,120
 Hong Kong                                   223,880     139,186    143,480
 Israel                                       63,155      52,915     39,419
 Singapore                                    62,878      48,676        572
 Rest of world                                20,133      19,687     13,182
 Adjustments and eliminations               (319,061)   (220,331)  (197,264)
                                             -------     -------    -------
 Consolidated                               $501,907    $381,176   $304,509
                                             =======     =======    =======

Operating income (loss):
 United States                              $ 47,350    $  7,704   $ 37,530
 Hong Kong                                    13,873      11,672     14,841
 Israel                                        8,658      10,531      9,004
 Singapore                                      (756)       (789)      (261)
 Rest of world                                (1,782)     (1,048)     3,125
 Adjustments and eliminations                 (1,610)     (3,086)    (2,345)
                                             -------     -------    -------
 Consolidated operating income (loss)         65,733      24,984     61,894
General corporate expenses                    (8,070)     (7,566)    (6,454)
Interest income (expense), net                   820        (164)       173
Other expenses                                (6,701)     (1,624)        --
                                             -------     -------    -------
Income before taxes                         $ 51,782    $ 15,630   $ 55,613
                                             =======     =======    =======

Identifiable assets:
 United States                              $122,061    $ 94,842   $ 95,989
 Hong Kong                                    44,526      21,855     42,653
 Israel                                       25,872      27,430     15,289
 Singapore                                    42,762      42,096        238
 Rest of world                                16,441      10,489     11,991
 Corporate assets                            129,772      60,427     29,368
 Adjustments and eliminations                 (4,615)     (7,585)    (4,499)
                                             -------     -------    -------
 Total assets                               $376,819    $249,554   $191,029
                                             =======     =======    =======

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

Corporate assets consisted principally of cash, investments and the Company's equity investment in FCT.

The Company operates primarily in two industry segments, its equipment segment and its packaging materials segment. Packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment.

Operating results by business segment for the fiscal years ended September 30, 1997, 1996 and 1995 were as follows:

                                         Packaging    Corporate
                             Equipment   Materials       and
                              Segment     Segment    Eliminations    Total
                             ---------   ---------   ------------  --------
September 30, 1997:
Fiscal Year Ended
-------------------
Net sales                     $391,721   $110,186                  $501,907
Cost of goods sold             228,854     89,148                   318,002
                               -------     ------                   -------
Gross profit                   162,867     21,038                   183,905
Operating expenses              97,143     21,029       $  8,070    126,242
                               -------     ------        -------    -------
Operating profit (loss)       $ 65,724   $      9        ($8,070)  $ 57,663
                               =======     ======        =======    =======

Identifiable assets           $159,124   $ 87,973       $129,722   $376,819
Capital expenditures             7,749      5,767             --     13,516
Depreciation expense             5,977      2,968             --      8,945


                                         Packaging    Corporate
                             Equipment   Materials       and
                              Segment     Segment    Eliminations    Total
                             ---------   ---------   ------------  --------
September 30, 1996:
Fiscal Year Ended
-------------------
Net sales                     $287,234   $ 93,942                  $381,176
Cost of goods sold             164,221     75,270                   239,491
                               -------    -------                   -------
Gross profit                   123,013     18,672                   141,685
Operating expenses             102,138     14,563       $  7,566    124,267
                               -------    -------        -------    -------

Operating profit (loss)       $ 20,875   $  4,109       $ (7,566)  $ 17,418
                               =======     ======         ======    =======

Identifiable assets           $112,762   $ 76,365       $ 60,427   $249,554
Capital expenditures             9,669      8,359             --     18,028
Depreciation expense             5,379      1,800             --      7,179


                                         Packaging    Corporate
                             Equipment   Materials       and
                              Segment     Segment    Eliminations    Total
                             ---------   ---------   ------------  --------
September 30, 1995:
Fiscal Year Ended
-------------------
Net sales                     $283,835   $ 20,674                  $304,509
Cost of goods sold             155,195     12,262                   167,457
                               -------    -------                   -------
Gross profit                   128,640      8,412                   137,052
Operating expenses              71,880      3,278       $  6,454     81,612
                               -------    -------        -------    -------
Operating profit (loss)       $ 56,760   $  5,134       $ (6,454)  $ 55,440
                               =======    =======        =======    =======

Identifiable assets           $155,962   $  5,699       $ 29,368   $191,029
Capital expenditures             7,294      3,483             --     10,777
Depreciation expense             4,265        465             --      4,730

Intersegment sales are immaterial. Corporate assets principally comprised cash, investments and the Company's equity investment in FCT. Capital expenditures and depreciation expense for the corporate segment were immaterial.

NOTE 12:  OTHER FINANCIAL DATA

Accrued expenses at September 30, 1997 and 1996 include $13,455 and $8,990, respectively, for accrued wages, incentives and vacations.

Maintenance and repairs expense totaled $4,316, $5,185 and $3,737 for fiscal 1997, 1996 and 1995, respectively. Warranty and retrofit expense was $5,788, $2,326 and $5,085 for fiscal 1997, 1996 and 1995, respectively.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

From time to time, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In such cases, the Company will defend against claims or negotiate licenses where considered appropriate. In addition, certain of the Company's customers have received notices of infringement from Jerome H. Lemelson, alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by Mr. Lemelson. A number of the Company's customers have been sued by Mr. Lemelson. Certain customers have requested that the Company defend and indemnify them against the claims of Mr. Lemelson, but, to date, no customer who has settled with Mr. Lemelson has sought contribution from the Company. The Company has received opinions from its outside patent counsel with respect to certain of the Lemelson patents. The Company is not aware that any equipment marketed by the Company, or process performed by such equipment infringe on the Lemelson patents in question and does not believe that the Lemelson matter or any other pending intellectual property claim will have a material adverse effect on its business, financial condition or operating results. However, the ultimate outcome of any infringement or misappropriation claim affecting the Company is uncertain and there can be no assurances that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition and operating results.

The Israeli government has funded a portion of the research and development costs related to certain products. The Company is contingently liable to repay such funding through royalties to the Israeli government. Royalty payments are due only upon sale of the funded products, are computed at varying rates from 2% to 5% of such sales, and are limited to the amounts received from the Israeli government. Royalty payments to the Israeli government for the fiscal years ended September 30, 1997, 1996 and 1995 totaled $148, $351 and $192, respectively. At September 30, 1997, the Company was contingently liable for royalties approximating $2,696 related to potential future product sales.

NOTE 14:  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Financial information pertaining to quarterly results of operations follows:

Year ended                  First    Second     Third    Fourth
 September 30, 1997:       Quarter   Quarter   Quarter   Quarter    Total
--------------------       -------   -------   -------   -------  ---------

Net sales                 $ 81,844  $121,491  $146,380  $152,192   $501,907
Gross profit                28,781    45,235    53,836    56,053    183,905

Income from operations (2)   1,861    14,727    19,901    21,174     57,663

Income before
 income taxes             $    598  $ 12,904  $ 18,100  $ 20,180   $ 51,782
Income tax expense             179     3,602     4,571     5,111     13,463
                           -------   -------   -------   -------    -------
Net income                $    419  $  9,302  $ 13,529  $ 15,069   $ 38,319
                           =======   =======   =======   =======    =======
Net income per share      $    .02  $    .46  $    .62  $    .63   $   1.78
                           =======   =======   =======   =======    =======


Year ended                  First    Second     Third    Fourth
 September 30, 1996:       Quarter   Quarter   Quarter   Quarter(1) Total
--------------------       -------   -------   -------   -------  ---------
Net sales                 $127,189  $115,374  $ 76,912  $ 61,701   $381,176
Gross profit                52,076    45,497    27,801    16,311    141,685

Income (loss) from
 operations (2)             23,812    15,086    (3,328)  (18,152)    17,418

Income (loss) before
 income taxes             $ 23,010  $ 15,078  $ (3,504) $(18,954)  $ 15,630
Income tax
 expense (benefit)           6,673     4,373    (1,016)   (6,247)     3,783
                           -------   -------   -------   -------    -------
Net income (loss)         $ 16,337  $ 10,705  $ (2,488) $(12,707)  $ 11,847
                           =======   =======   =======   =======    =======
Net income (loss)
 per share                $   0.82  $   0.54  $  (0.13) $  (0.65)  $   0.60
                           =======   =======   =======   =======    =======

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required hereunder with respect to the directors will appear under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1998 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 401(b) of Regulation S-K appears in Part I hereof under the heading "Executive Officers of the Company."

Item 11. EXECUTIVE COMPENSATION

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1998 Annual Meeting, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder will appear on page one and under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1998 Annual Meeting, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1998 Annual Meeting, which information is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

         Report of Independent Accountants                               20
         Consolidated Balance Sheet at September 30, 1997 and 1996       21
         Consolidated Income Statement for the fiscal years
          ended September 30, 1997, 1996 and 1995                        22
         Consolidated Statement of Cash Flows for the fiscal years
          ended September 30, 1997, 1996 and 1995                        23
         Consolidated Statement of Changes in Shareholders' Equity
          for the fiscal years ended September 30, 1997,
          1996 and 1995                                                  24
         Notes to Consolidated Financial Statements                 25 - 39

     (2) Financial Statement Schedules:

         II - Valuation and Qualifying Accounts                          44

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

EXHIBIT
NUMBER                                ITEM
-------  -------------------------------------------------------------------

2.1(a) Agreement and Plan of Acquisition dated September 14, 1995, between the Company, Circle "S" Industries, Inc. and Certain Stockholders of Circle "S" Industries, Inc., filed as Exhibit 2.1(a) to the Company's Form 8-K dated October 2, 1995, is incorporated herein by reference.

2.1(b) Agreement and Plan of Merger dated October 2, 1995, between the Company, Kulicke and Soffa Acquisition Corporation and Circle "S" Industries, Inc., filed as Exhibit 2.1(b) to the Company's Form 8-K dated October 2, 1995, is incorporated herein by reference.

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

10(ix) The Company's Executive Incentive Compensation Plan, As Amended Through October 14, 1997.*

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

10(xii) Amendment No. 1 to Agreement of Employment between Circle "S" Industries, Inc. and Larry D. Striplin, Jr. dated May 1, 1995, filed as Exhibit 10 (xiv) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, is incorporated herein by reference.*

10(xiii) Agreement between Circle "S" Industries, Inc. and Larry D. Striplin,
         Jr. dated September 30, 1995, filed as Exhibit 10 (xv) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, is incorporated herein by reference.*

10(xiv)  The Company's November 1994 Officers' Deferred Compensation Plan*

10(xv) Operating Agreement of Flip-Chip Technologies, L.L.C. dated as of February 28, 1996, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, is incorporated herein by reference.

21       Subsidiaries of the Company.

23       Consent of Price Waterhouse LLP (Independent Accountants).

27       Financial Data Schedule.

*  Indicates a Management Contract or Compensatory Plan.

(b) Reports on Form 8-K:

         None

                                   NOTICE


Item 14(a)3 lists and describes the Exhibits filed as a part of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The Company will provide to any shareholder copies of any such Exhibits upon payment of a fee of $.50 per page. Requests for copies of such Exhibits should be made to: Director of Investor Relations, Kulicke and Soffa Industries, Inc., 2101 Blair Mill Road, Willow Grove, PA 19090.

                    KULICKE AND SOFFA INDUSTRIES, INC.
              Schedule II-Valuation and Qualifying Accounts
                             (in thousands)

                                              Charged
                       Balance   Charged to  to other              Balance
                    at beginning  costs and  accounts- Deductions-  at end
  Description        of period    expenses   describe   describe  of period
----------------    ------------  ---------  --------  ---------- ---------
Year ended
 September 30, 1995:
--------------------
Allowance for
 doubtful accounts   $     422    $    826    $   --    $   154(1)  $ 1,094
                      ========     =======     =====     ======      ======
Inventory reserve    $   6,636    $  3,075(2) $   --    $ 1,958(3)  $ 7,753
                      ========     =======     =====     ======      ======
Valuation allowance
 for deferred taxes  $   3,854    $     --    $   --    $ 3,247(4)  $   607
                      ========     =======     =====     ======      ======

Year ended
 September 30, 1996:
--------------------
Allowance for
 doubtful accounts   $   1,094    $   178     $   --    $    45(1)  $ 1,227
                      ========     ======      =====     ======      ======
Inventory reserve    $   7,753    $ 6,058(5)  $   --    $ 2,056(3)  $11,755
                      ========     ======      =====     ======      ======
Valuation allowance
 for deferred taxes  $     607    $ 1,996     $2,512(6) $    --     $ 5,115
                      ========     ======      =====     ======      ======

Year ended
 September 30, 1997:
--------------------
Allowance for
 doubtful accounts   $   1,227    $ 1,065     $   --    $   143(1)  $ 2,149
                      ========     ======      =====     ======      ======
Inventory reserve    $  11,755    $ 4,153(6)  $   --    $    --     $15,908
                      ========     ======      =====     ======      ======
Valuation allowance
 for deferred taxes  $   5,115    $   623(7)  $   --    $ 1,084(8)  $ 4,654
                      ========     ======      =====     ======      ======

(1)      Bad debts written off.
(2)      Amount includes $2,758 provision for excess and obsolete inventory.
(3) Disposal of excess and obsolete equipment and sales of demonstration and evaluation inventory.
(4)      Net change in valuation allowance for deferred tax assets.
(5)      Amount includes $4,547 provision for excess and obsolete inventory.
(6) Represents the valuation allowance established for U.S. net operating loss carryforwards acquired in connection with the AFW acquisition.
(7) Reflects the increase in the valuation allowance associated with net operating losses of the Company's Japanese subsidiary.
(8)      Reversal of the valuation allowance related to US tax credits.

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

                                            Dated:  December 18, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                     Date
----------------------------    --------------------      ----------------

/s/ C. SCOTT KULICKE
----------------------------
    C. Scott Kulicke            Chairman of the Board     December 18, 1997
(Principal Executive Officer)    and Director

/s/ CLIFFORD G. SPRAGUE
----------------------------
    Clifford G. Sprague         Senior Vice President     December 18, 1997
(Principal Financial Officer)    and Chief Financial
                                 Officer

/s/ CURTIS A. MASSEY
----------------------------
    Curtis A. Massey            Vice President and        December 18, 1997
(Principal Accounting Officer)   Corporate Controller


/s/ JAMES W. BAGLEY
----------------------------
    James W. Bagley             Director                  December 18, 1997


/s/ FREDERICK W. KULICKE, JR
----------------------------
    Frederick W. Kulicke, Jr.   Director                  December 18, 1997


/s/ JOHN A. O'STEEN
----------------------------
    John A. O'Steen             Director                  December 18, 1997


/s/ ALLISON F. PAGE
----------------------------
    Allison F. Page             Director                  December 18, 1997


/s/ MACDONELL ROEHM, JR.
----------------------------
    MacDonell Roehm, Jr.        Director                  December 18, 1997


/s/ LARRY D. STRIPLIN, JR.
----------------------------
    Larry D. Striplin, Jr.      Director                  December 18, 1997


/s/ C. WILLIAM ZADEL
----------------------------
    C. William Zadel            Director                  December 18, 1997

EXHIBIT INDEX


EXHIBIT
NUMBER                                ITEM
-------  -------------------------------------------------------------------

10(ix) The Company's Executive Incentive Compensation Plan, As Amended Through October 14, 1997

10(xiv)  The Company's November 1994 Officers' Deferred Compensation Plan

21       Subsidiaries of the Company

23       Consent of Price Waterhouse LLP (Independent Accountants)

27       Financial Data Schedule

                                                               EXHIBIT 21


                       SUBSIDIARIES OF THE COMPANY




          Name                                Jurisdiction of Incorporation
---------------------------------------       -----------------------------

Kulicke and Soffa AG                                   Switzerland

Kulicke & Soffa (Asia) Limited                         Hong Kong

Kulicke and Soffa (Japan) Ltd.                         Japan and Delaware

Kulicke and Soffa (Israel) Ltd.                        Israel

Kulicke and Soffa Investments, Inc.                    Delaware

Micro-Swiss Limited                                    Israel

Kulicke and Soffa Leasing, Inc.                        Delaware

Kulicke & Soffa Singapore, Inc.                        Delaware

Kulicke & Soffa Export, Inc.                           Barbados

AFWH Sub, Inc.
 (Formerly Circle "S" Industries, Inc.)                Alabama

American Fine Wire Corporation                         Alabama

American Fine Wire, Limited                            Cayman Islands

Dr. Muller Feindraht AG                                Switzerland

Semitec                                                California

Certain subsidiaries are omitted; however, such subsidiaries, even if combined into one subsidiary, would not constitute a "significant subsidiary" within the meaning of Regulation S-X.

                                                               EXHIBIT 23





                      CONSENT OF INDEPENDENT ACCOUNTANTS





We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 2-68488, 33-12453, 33-13577, 33-30884, 33-39265 and 333-0567) of Kulicke and Soffa
Industries, Inc. of our report dated November 13, 1997 appearing on page 20 of this Annual Report on Form 10-K.



/s/ PRICE WATERHOUSE LLP
--------------------------
Philadelphia, Pennsylvania
December 18, 1997