Form 10-Q
period 1997-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 1998-02-13
CIK 56978

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  DECEMBER 31, 1997.
                               -------------------

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

As of February 6, 1998 there were 23,290,023 shares of the Registrant's Common Stock, Without Par Value, outstanding.

                    KULICKE AND SOFFA INDUSTRIES, INC.

                      FORM 10 - Q   DECEMBER 31, 1997

                                 INDEX




                                                                 Page No.
                                                                 --------
PART I.   FINANCIAL INFORMATION:


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet -
           December 31, 1997 and September 30, 1997                     3

          Consolidated Income Statement -
           Three Months Ended December 31, 1997 and 1996                4

          Consolidated Statement of Cash Flows -
           Three Months Ended December 31, 1997 and 1996                5

          Notes to Consolidated Financial Statements                6 - 7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                      8 - 13


PART II.  OTHER INFORMATION:

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                    14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 - K                           14

SIGNATURES                                                             14

PART I.  FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)

                                               December 31,   September 30,
                                                  1997            1997
                               ASSETS          ------------   -------------
CURRENT ASSETS:
Cash and cash equivalents                         $ 70,215        $107,605
Short-term investments                              33,594           7,982
Accounts receivable, net                            98,099         105,103
Inventories, net                                    58,026          45,602
Prepaid expenses and other current assets            4,060           4,391
Deferred income taxes                                2,022           1,521
                                                   -------         -------
   TOTAL CURRENT ASSETS                            266,016         272,204

Property, plant and equipment, net                  45,314          45,648
Intangible assets, primarily goodwill, net          42,126          42,724
Investments in and loans to joint venture           15,906          14,135
Other assets                                         2,034           2,108
                                                   -------         -------
   TOTAL ASSETS                                   $371,396        $376,819
                                                   =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Debt due within one year                          $    540        $    780
Accounts payable to suppliers and others            39,721          47,408
Accrued expenses                                    21,971          24,932
Income taxes payable                                 7,070           8,864
                                                   -------         -------
   TOTAL CURRENT LIABILITIES                        69,302          81,984

Long-term debt                                          92             220
Other liabilities                                    3,104           2,688
                                                   -------         -------
   TOTAL LIABILITIES                                72,498          84,892
                                                   -------         -------
Commitments and contingencies                           --              --

SHAREHOLDERS' EQUITY:
Common stock, without par value                    156,401         155,246
Retained earnings                                  146,228         139,404
Cumulative translation adjustment                   (3,731)         (2,723)
                                                   -------         -------
   TOTAL SHAREHOLDERS' EQUITY                      298,898         291,927
                                                   -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $371,396        $376,819
                                                   =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                        KULICKE AND SOFFA INDUSTRIES, INC.
                          CONSOLIDATED INCOME STATEMENT
                     (in thousands except per share amounts)
                                   (unaudited)


                                                      Three months ended
                                                          December 31,
                                                    ----------------------
                                                      1997           1996
                                                    -------         ------
Net sales                                          $123,111        $81,844

Cost of goods sold                                   77,766         53,063
                                                    -------         ------
Gross profit                                         45,345         28,781

Selling, general and
  administrative                                     22,447         16,227
Research and development, net                        12,268         10,693
                                                    -------         ------
Income from operations                               10,630          1,861

Interest income                                       1,394            674
Interest expense                                        (47)          (854)
Equity in loss of joint venture                      (2,229)        (1,083)
                                                    -------         ------
Income before income taxes                            9,748            598
Income tax provision                                  2,924            179
                                                    -------         ------
Net income                                         $  6,824        $   419
                                                    =======         ======


Net income per share:
 Basic                                                $0.29          $0.02
                                                     ====           ====
 Diluted                                              $0.29          $0.02
                                                       ====           ====

Weighted average shares outstanding:
 Basic                                               23,247         19,453

 Diluted                                             23,719         19,799


The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                      Three months ended
                                                          December 31,
                                                    ----------------------
                                                      1997           1996
                                                    -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  6,824        $   419
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                      2,966          2,707
   Deferred income taxes                               (501)           125
   Equity in loss of joint venture                    2,229          1,083
  Changes in other components of working
   capital, excluding the effects
   of acquisitions                                  (17,531)        (1,620)
  Other changes, net                                    589            861
                                                    -------         ------
Net cash provided by operating activities            (5,424)         3,575
                                                    -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment           (3,141)        (3,864)
 Purchases of short-term investments classified
  as available-for-sale                             (28,214)        (3,927)
 Proceeds from sales of short-term investments
  classified as available-for-sale                    2,602          6,523
 Proceeds from maturities of debt securities
  held-to-maturity                                       --             29
 Investment in and loans to joint venture            (4,000)        (7,142)
                                                    -------         ------
Net cash provided (used) by
 investing activities                               (32,753)        (8,381)
                                                    -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of borrowings                               (368)          (560)
 Proceeds from exercise of stock options              1,155             17
                                                    -------         ------
Net cash provided by financing activities               787           (543)
                                                    -------         ------
Change in cash and cash equivalents                 (37,390)        (5,349)
Cash and cash equivalents at beginning of
 period                                             107,605         45,344
                                                    -------         ------
Cash and cash equivalents at end of period         $ 70,215        $39,995
                                                    =======         ======

The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (amounts in thousands)
                                 (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1997 and September 30, 1997, and the results of its operations and its cash flows for the three month periods ended December 31, 1997 and 1996. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

NOTE 2 - INVENTORY:

                                              December 31,   September 30,
                                                1997            1997
                                          ------------   -------------
  Raw materials and supplies                    $32,427         $28,237
  Work in process                                17,101          16,028
  Finished goods                                 24,468          17,245
                                                 ------          ------
                                                 73,996          61,510
  Inventory reserves                            (15,970)        (15,908)
                                                 ------          ------
                                                $58,026         $45,602
                                                 ======          ======

NOTE 3 - EARNINGS PER SHARE

In the fiscal 1998 first quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"). All earnings per share amounts are reported in accordance with SFAS 128.

NOTE 4 - FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company operates predominantly in two business segments, its equipment segment which manufactures and sells semiconductor assembly equipment, related spare parts and services, and its packaging materials segment which manufactures a variety of packaging tools and materials used in the assembly of semiconductor devices. Packaging materials products have different manufacturing processes and distribution channels, and a less volatile revenue pattern than the Company's capital equipment business.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revised disclosure requirements related to operating segments, products and services, the geographic areas in which the Company operates, and major customers. The Company adopted this Statement in the first quarter of fiscal 1998. There was no change in the basis of segmentation or in the measurement of segment profit and loss compared to the 1997 fiscal year as a result of adoption of SFAS 131.

Operating results by business segment for the three month periods ended December 31, 1997 and 1996 were as follows:

                                     Packaging   Corporate
Three months ended        Equipment  Materials      and
 December 31, 1997:        Segment    Segment   Eliminations    Total
------------------        ---------  ---------  ------------  --------
  Net sales                 $93,938    $29,173                $123,111
  Cost of goods sold         55,547     22,219                  77,766
                             ------     ------                 -------
  Gross profit               38,391      6,954                  45,345
  Operating costs            26,148      6,298      $ 2,269     34,715
                             ------     ------        -----    -------
  Operating income          $12,243    $   656      $(2,269)    10,630
                             ======     ======        =====
  Net interest income                                            1,347
  Equity in loss of
   joint venture                                                (2,229)
                                                               -------
  Income before taxes                                         $  9,748
                                                               =======
  Identifiable assets at
   December 31, 1997       $163,109    $88,572     $119,715   $371,396
                            =======     ======      =======    =======

Three months ended
 December 31, 1996:
------------------
  Net sales                 $56,224    $25,620                 $81,844
  Cost of goods sold         32,349     20,714                  53,063
                             ------     ------                  ------
  Gross profit               23,875      4,906                  28,781
  Operating costs            20,828      4,529      $ 1,563     26,920
                             ------     ------        -----     ------
  Operating income          $ 3,047    $   377      $(1,563)     1,861
                             ======     ======        =====
  Net interest expense                                            (180)
  Equity in loss of
   joint venture                                                (1,083)
                                                                ------
  Income before taxes                                          $   598
                                                                ======
  Identifiable assets at
   December 31, 1996       $111,863    $84,602      $58,092   $254,557
                            =======     ======       ======    =======

Intersegment sales are immaterial. Corporate assets primarily include cash, investments and the Company's equity investment in Flip Chip Technologies, LLC ("FCT"). The increase in Corporate assets at December 31, 1997 compared to December 31, 1996 is due principally to the increase in cash and investments from net proceeds of the Company's May 1997 underwritten offering of common stock.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report are forward looking statements and are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to the following: the risks associated with a substantial foreign customer base; the risks associated with recent instability in foreign capital markets and foreign currency fluctuations; the upward and downward volatility in demand for semiconductors and for the Company's products and services; the risk of order postponements or cancellations; the Company's ability to manufacture and ship its products on a timely basis; competitive pricing pressures; the risk of delays in customer qualification of new products and services; and the risk that certain customers may adopt alternate semiconductor assembly processes. Reference is made to a more detailed discussion of risk factors affecting the Company's business in other Company reports filed with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and "Risk Factors" and other sections of the Company's Registration Statement on Form S-3 (33-69734) filed in May 1997.


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

A significant portion of the Company's revenue is derived from sales of a relatively small number of machines, most with selling prices ranging from $60,000 to over $400,000. A delay in the shipment of a limited quantity of machines, either due to manufacturing delays, which occur from time to time, or to rescheduling or cancellations of customer orders, could have a material adverse effect on the Company's results of operations for any particular quarter.

The Company is in the process of transitioning to its new family of wire bonders, the 8000 family, which is based on an entirely new platform and has required the development of new software and many subassemblies not part of the Company's current wire bonders. The first products in the 8000 family are the Model 8020 ball bonder which will replace the Model 1488 plus, and the Model 8060 wedge bonder which will replace the Model 1474fp. Sales of Model 8020 and 8060 wire bonders accounted for approximately 20% of automatic wire bonder revenues during the fiscal 1998 first quarter. While development and technical risks exist which have the potential to further affect the transition to the 8000 family wire bonders, the Company expects the transition to volume production and sales of Model 8020 and 8060 machines to continue through the first half of fiscal 1998.

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


RESULTS OF OPERATIONS - Three months ended December 31, 1997 compared to the three months ended December 31, 1996.

Customer orders booked into backlog during the fiscal 1998 first quarter totaled $136.0 million. While this amount is higher than the $105.0 million booked in the comparable quarter last year, it is lower than the $155.0 million booked in the fiscal 1997 fourth quarter, primarily reflecting reduced orders for assembly equipment, principally automatic ball bonders. This decline is due, in part, to the ongoing financial turmoil in the Asia/Pacific region. The backlog of customer orders totaled $131.0 million at December 31, 1997, compared to $118.0 million at September 30, 1997 and $93.0 million at December 31, 1996. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the fiscal 1998 first quarter ended December 31, 1997, totaled $123.1 million, up $41.3 million from the $81.8 million for the comparable quarter of fiscal 1997, but $29.1 million lower than the $152.2 million in sales reported for the fiscal 1997 fourth quarter. During fiscal 1997 quarterly sales increased steadily throughout the year, boosted principally by the rebound in equipment sales. In the first quarter of fiscal 1998, equipment sales declined in relation to the late 1997 levels, largely reflecting the need for customers to assimilate the record number of machines sold late in 1997, and the growing uncertainty over the impact of the recent financial instability in the Asia/Pacific region.

During the first quarter of fiscal 1998, equipment segment sales totaled $93.9 million compared to $56.2 million for the fiscal 1997 first quarter.

This increase primarily resulted from increased unit sales of automatic wire bonders. During the fiscal 1998 first quarter, sales of the Company's new Model 8020 and 8060 wire bonders totaled $13.5 million, representing approximately 20% of total wire bonder revenues for the period. Sales of packaging materials increased to $29.2 million in the fiscal 1998 first quarter compared to $25.6 million for the same period last year, reflecting higher unit sales of expendable tools and increased gold and aluminum wire volume. However, the favorable effect of higher fiscal 1998 gold wire volumes was largely offset by lower average gold prices in fiscal 1998 compared to fiscal 1997.

By geographic region, during the first quarter of fiscal 1998, shipments to customer locations in the United States and Taiwan increased significantly in relation to the first quarter of fiscal 1997. However, compared to the fiscal 1997 fourth quarter, fiscal 1998 first quarter sales to US based customers increased, while sales to customer locations throughout the Asia/Pacific region, primarily Taiwan, Korea, Malaysia and Singapore declined.

Gross profit as a percentage of net sales increased to 36.8% in the first quarter of fiscal 1998 compared to 35.2% during the same period last year. This increase primarily reflects a shift in the overall mix of product sales to higher margin equipment products from lower margin packaging materials, as summarized in the table below:

                                               Three months ended
                                                  December 31,
                                               ------------------
                                                1997        1996
                                               ------      ------
   Equipment segment sales                      76.3%       68.7%
   Packaging materials segment sales            23.6%       31.3%
                                               ------      ------
   Total net sales                             100.0%      100.0%
                                               ======      ======

Equipment segment gross margin as a percentage of net sales declined to 40.8% in the fiscal 1998 first quarter from 42.5% in the comparable period last year, due primarily to lower average selling prices on older model 1488 plus ball bonders and to reduced sales of higher margin upgrade kits and accessories in fiscal 1998 compared to fiscal 1997. These declines offset the favorable effect on gross margins from sales of the Model 8020 and 8060 machines during the quarter. Gross profit margins in the packaging materials segment improved, primarily due to a shift in total sales mix to higher margin expendable tools and aluminum wire during the fiscal 1998 first quarter.

Selling, general and administrative ("SG&A") expenses totaled $22.4 million for the first quarter of fiscal 1998 compared to $16.2 million for the same period last year. Fiscal 1997 first quarter SG&A levels reflected the effect of certain cost reduction initiatives implemented late in fiscal 1996 in response to the 1996 business downturn. On a sequential quarter basis, fiscal 1998 first quarter SG&A costs were down slightly compared to the fiscal 1997 fourth quarter, despite the effect of annual merit increases commencing in October 1997.

Net research and development ("R&D") costs increased to $12.3 million in the first quarter of fiscal 1998, compared to $10.7 million for the same period last year. The increase in fiscal 1998 R&D costs primarily reflects increased development activities related to the 8000 family of products and continuous improvement of existing products in the equipment segment, and increased expenditures in the packaging materials segment, primarily for new product development.

Operating income totaled $10.6 million for the first quarter of fiscal 1998 compared to $1.9 million for the same period in fiscal 1997. Increased sales and gross profits in both the equipment and packaging materials segments, offset in part by higher operating costs due to the greater volume of business in fiscal 1998 compared to fiscal 1997, contributed to this increase.

During the fiscal 1998 first quarter, the Company was essentially debt-free, principally as a result of the Company's May 1997 underwritten public offering of common stock which generated net proceeds of $101.1 million. A portion of such proceeds was used to repay the $50.0 million borrowed under the Company's bank revolving credit facility to fund the AFW acquisition, and the $4.7 million obligation incurred in connection with the October 1996 Semitec acquisition, which borrowings accounted for the majority of the fiscal 1997 interest expense.

In the fiscal 1998 first quarter, the Company recognized $2.2 million as its 51% equity interest in the loss from its joint venture investment in Flip Chip Technologies, LLC ("FCT"), compared to a $1.1 million loss during the same period last year.

Through December 31, 1997, the Company has made capital contributions totaling $16.8 million and has loaned to FCT $9.0 million to fund start-up operations. The Company is currently evaluating FCT's fiscal 1998 operating and financial plans with FCT management and Delco. As a result of delays in the customer evaluation process and in the generation of substantial operating revenues, the Company now anticipates that its proportionate share of FCT's fiscal 1998 loss will exceed $7.0 million, and that an additional $10 million to $15 million of loans may be required by FCT during the remainder of fiscal 1998. The joint venture is subject to numerous risks common to business arrangements of this nature. There can be no assurance that FCT will ever become profitable, that the Company will not make additional capital contributions and loans to FCT or that the anticipated benefits of the joint venture will ever be realized. If the joint venture were to not realize such benefits, the Company's business, financial condition and operating results could be materially adversely affected.

The fiscal 1998 effective tax rate is presently expected to approximate 30%, compared to approximately 29% for the 1997 fiscal year.


COMPANY OUTLOOK

The Company presently expects sales for the fiscal 1998 second quarter to approximate the fiscal 1998 first quarter level. However, because of a shift in product mix toward newer, more profitable 8000 family machines, second quarter earnings are expected to show some improvement over the first quarter. While the Company continues to believe that long-term growth prospects for the semiconductor industry and for the Company's products remain positive, the ongoing financial instability affecting the Asia/Pacific region has significantly hampered the Company's ability to accurately forecast financial results for the balance of the 1998 fiscal year. However, while sales destined for customer locations in Korea accounted for approximately 19% of consolidated sales in fiscal 1997, the Company currently expects shipments to Korean-based customers to be relatively insignificant for the balance of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years, the Company has financed its operations principally through cash flows from operations. In May 1997, the Company completed an underwritten public offering of 3,450,000 shares of common stock which generated $101.1 million in net proceeds, of which a portion was used to repay the $50.0 million outstanding balance on the Company's bank revolving credit facility.

During the fiscal 1998 first quarter, cash used by operating activities totaled $6.4 million, compared to cash generated by operating activities of $3.6 million during the fiscal 1997 first quarter. In addition, cash and total investments decreased to $103.8 million at December 31, 1997 compared to $115.6 million at September 30, 1997. At December 31, 1997, working capital increased to $196.7 million compared to $190.2 million at September 30, 1997.

The decrease in operating cash flow and total cash and investments in the fiscal 1998 first quarter resulted primarily from increases in inventory and payments of trade accounts payable and accrued liabilities during the quarter. The growth in inventory primarily resulted from delays in shipments of certain machines late in the fiscal 1998 first quarter. Lower trade payables and accrued liability balances reflect payments to vendors in accordance with normal terms and payment during the quarter of fiscal 1997 management incentive and employee success sharing accruals.

During fiscal 1998 first quarter, the Company invested approximately $3.1 million in property and equipment, primarily to upgrade equipment used in the Company's manufacturing and R&D activities. The Company presently expects total fiscal 1998 capital spending to approximate $18.0 million. The principal capital projects planned for fiscal 1998 include the purchase of additional tooling and equipment necessary to manufacture the 8000 series of machines, the purchase of equipment necessary to expand manufacturing capacity, primarily in the United States and Israel, and additional investments in a new global management information system.

The Company has initiated a project to replace existing business and accounting systems with an enterprise-wide business system which is "Year 2000" compliant. The Company expects to incur capital expenditures, primarily for computer hardware and software, related to this system implementation project. Such amounts are included in the estimated capital expenditures discussed above. Internal staffing costs and reengineering costs, if any, associated with this system implementation project will be expensed as incurred. The Company's business system implementation plan currently anticipates conversion to the new enterprise business system in early 1999.

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

The Company currently has available the entire amount of a $10.0 million revolving credit facility expiring February 28, 1998, which it expects to renew under comparable terms, and a $50.0 million revolving credit facility expiring March 30, 2001. There were no borrowings under these facilities during fiscal 1998. The Company intends to retain both of these revolving credit facilities.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company will implement the provisions of this statement in the quarterly financial statements commencing for its fiscal 1999 first quarter. The Company presently expects that foreign currency translation adjustments and unrealized gains or losses on short-term investments classified as available for sale will be reported as components of the Company's comprehensive income under the requirements of SFAS No. 130.

PART II.  OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 1998, the Company contributed 23,403 shares of unregistered common stock, valued at its fair market value, as its matching contribution to its Section 401(k) Employee Incentive Savings Plan. Registration for such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, the transaction was exempt pursuant to the private offering provisions of that Act and the rules thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8 - K

               None


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KULICKE AND SOFFA INDUSTRIES, INC.


Date: February 13, 1998    By:  /s/ Clifford G. Sprague
                              ______________________________________
                              Clifford G. Sprague
                               Senior Vice President,
                               Chief Financial Officer
                               (Principal Financial Officer)


                           By:  /s/ Curtis A. Massey
                              ______________________________________
                              Curtis A. Massey
                               Vice President,
                               Corporate Controller
                               (Principal Accounting Officer)