Form 10-Q
period 1998-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 1998-04-30
CIK 56978

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  MARCH 31, 1998
                                    ----------------
                                  OR

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


As of April 24, 1998, there were 23,311,895 shares of the Registrant's Common Stock, Without Par Value outstanding.

                  KULICKE AND SOFFA INDUSTRIES, INC.

                    FORM 10 - Q   MARCH 31, 1998

                                INDEX




                                                             Page No.
                                                             --------
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

          Consolidated Balance Sheet -
           March 31, 1998 and September 30, 1997                   3

          Consolidated Income Statement -
           Three and Six Months Ended March 31, 1998
           and 1997                                                4

          Consolidated Statement of Cash Flows -
           Six Months Ended March 31, 1998 and 1997                5

          Notes to Consolidated Financial Statements           6 - 7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                8 - 13


PART II.  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS               13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.                                       14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.                       15

Signatures.                                                       15

PART I.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)

                                                 March 31,   September 30,
                                                   1998           1997
                                  ASSETS       -----------   -------------
CURRENT ASSETS:
Cash and cash equivalents                         $ 43,039        $107,605
Short-term investments                              49,797           7,982
Accounts receivable, net                           109,362         105,103
Inventories, net                                    67,191          45,602
Prepaid expenses and other current assets            5,972           4,391
Deferred income taxes                                1,525           1,521
                                                   -------         -------
   TOTAL CURRENT ASSETS                            276,886         272,204

Property, plant and equipment, net                  46,859          45,648
Intangible assets, primarily goodwill, net          41,528          42,724
Investment in and loans to joint venture            16,594          14,135
Other assets                                         1,968           2,108
                                                   -------         -------
   TOTAL ASSETS                                   $383,835        $376,819
                                                   =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Debt due within one year                          $    394        $    780
Accounts payable to suppliers and others            43,158          47,408
Accrued expenses                                    24,092          24,932
Estimated income taxes payable                       4,583           8,864
                                                   -------         -------
   TOTAL CURRENT LIABILITIES                        72,227          81,984

Long-term debt                                          --             220
Other liabilities                                    2,966           2,688
                                                   -------         -------
   TOTAL LIABILITIES                                75,193          84,892
                                                   -------         -------
Commitments and contingencies                           --              --

SHAREHOLDERS' EQUITY:
Common stock, without par value                    157,061         155,246
Retained earnings                                  155,419         139,404
Cumulative translation adjustment                   (3,838)         (2,723)
                                                   -------         -------
TOTAL SHAREHOLDERS' EQUITY                         308,642         291,927
                                                   -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $383,835        $376,819
                                                   =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                        CONSOLIDATED INCOME STATEMENT
                    (in thousands, except per share data)
                                (unaudited)



                                     Three months           Six months
                                    ended March 31,       ended March 31,
                                 -------------------    -------------------
                                   1998       1997        1998       1997
                                 --------   --------    --------   --------

Net sales                        $120,060   $121,491    $243,171   $203,335
Cost of goods sold                 74,073     76,256     151,839    129,319
                                  -------    -------     -------    -------
Gross profit                       45,987     45,235      91,332     74,016

Selling, general and
 administrative                    20,315     18,736      42,762     34,963
Research and development,
 net                               12,685     11,772      24,953     22,465
                                  -------    -------     -------    -------
Income from operations             12,987     14,727      23,617     16,588

Interest income                     1,266        588       2,660      1,262
Interest expense                      (47)      (865)        (94)    (1,719)
Equity in loss of
 joint venture                     (2,312)    (1,546)     (4,541)    (2,629)
                                  -------    -------     -------    -------

Income before taxes                11,894     12,904      21,642     13,502

Provision for income taxes          2,703      3,602       5,627      3,781
                                  -------    -------     -------    -------
Net income                       $  9,191   $  9,302     $16,015   $  9,721
                                  =======    =======     =======    =======


Net income per share:
 Basic                              $0.39      $0.47       $0.69      $0.50
                                     ====       ====        ====       ====

 Diluted                            $0.39      $0.46       $0.68      $0.49
                                     ====       ====        ====       ====
Weighted average shares
 outstanding:
 Basic                             23,288     19,586      23,268     19,519

 Diluted                           23,676     20,127      23,692     20,014



The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                   Six months ended March 31,
                                                       1998           1997
                                                     -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 16,015       $  9,721
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                       6,271          5,563
   Equity in loss of joint venture                     4,541          2,629
   Deferred income taxes                                  (4)          (678)
   Changes in other components of
    working capital, net                             (35,199)       (14,955)
   Other changes, net                                   (120)          (901)
                                                     -------        -------
Net cash (used) provided by
 operating activities                                 (8,496)         1,379
                                                     -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment           (6,863)        (6,837)
 Purchases of short-term investments
  classified as available-for-sale                   (48,083)        (4,069)
 Proceeds from sales of short-term
  investments classified as
  available-for-sale                                   6,268          7,163
 Proceeds from maturities of debt
  securities held-to-maturity                             --             29
 Investments in and loans to joint venture            (7,000)       (13,515)
                                                     -------        -------
Net cash used by investing
 activities                                          (55,678)       (17,229)
                                                     -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of borrowings and capital
  lease obligations                                     (606)          (595)
 Proceeds from issuances of common stock                 214          1,389
                                                     -------        -------
Net cash (used) provided by
 financing activities                                   (392)           794
                                                     -------        -------
Effect of exchange rate changes on cash                   --             32
                                                     -------        -------
Change in cash and cash equivalents                  (64,566)       (15,024)
Cash and cash equivalents at beginning of
 period                                              107,605         45,344
                                                     -------        -------
Cash and cash equivalents at end of period          $ 43,039       $ 30,320
                                                     =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (amounts in thousands)
                                 (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998 and September 30, 1997, the results of its operations for the three and six month periods ended March 31, 1998 and 1997, and its cash flows for the six month periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

NOTE 2 - INVENTORY:

                                               March 31,   September 30,
                                                  1998          1997
                                               ---------   -------------
  Raw materials and supplies                    $32,290         $28,237
  Work in process                                20,366          16,028
  Finished goods                                 29,861          17,245
                                                 ------          ------
                                                 82,517          61,510
  Inventory reserves                            (15,326)        (15,908)
                                                 ------          ------
                                                $67,191         $45,602
                                                 ======          ======

NOTE 3 - DEBT OBLIGATIONS:

On March 26, 1998, the Company renegotiated the terms of its bank credit facilities resulting in an Amended and Restated Loan Agreement providing for a $60.0 million revolving credit facility expiring on March 26, 2003. The new revolving credit facility provides for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus
 .4% to .8% depending on the Company's leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

The Amended and Restated Loan Agreement is guaranteed by certain of the Company's domestic subsidiaries and requires that the Company maintain certain financial covenants including a leverage ratio and an interest coverage ratio or liquidity ratio. The Amended and Restated Loan Agreement also limits the Company's ability to mortgage, pledge or dispose of a material portion of its assets and imposes restrictions on the Company's investments and acquisitions. The Company was in compliance with all covenants of the Amended and Restated Loan Agreement as of March 31, 1998.

NOTE 4 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:

Operating results by business segment for the six month periods ended March 31, 1998 and 1997 were as follows:

                                     Packaging   Corporate
Six months ended          Equipment  Materials      and
 March 31, 1998:           Segment    Segment   Eliminations    Total
------------------        ---------  ---------  ------------  --------
  Net sales                $186,858    $56,313                $243,171
  Cost of goods sold        109,336     42,503                 151,839
                            -------     ------                 -------
  Gross profit               77,522     13,810                  91,332
  Operating costs            51,368     11,922      $ 4,425     67,715
                            -------     ------       ------    -------
  Operating income         $ 26,154    $ 1,888      $(4,425)    23,617
                            =======     ======       ======
  Net interest income                                            2,566
  Equity in loss of
   joint venture                                                (4,541)
                                                               -------
  Income before taxes                                         $ 21,642
                                                               =======
  Identifiable assets at
   March 31, 1998          $189,496    $84,909      $109,430  $383,835
                            =======     ======       =======   =======

Six months ended
 March 31, 1997:
------------------
  Net sales                $152,322    $51,013                $203,335
  Cost of goods sold         87,646     41,673                 129,319
                            -------     ------                 -------
  Gross profit               64,676      9,340                  74,016
  Operating costs            43,831     10,279      $ 3,318     57,428
                            -------     ------       ------    -------
  Operating income(loss)   $ 20,845    $  (939)     $(3,318)    16,588
                            =======     ======       ======
  Net interest expense                                            (457)
  Equity in loss of
   joint venture                                                (2,629)
                                                               -------
  Income before taxes                                         $ 13,502
                                                               =======
  Identifiable assets at
   March 31, 1997          $141,639    $88,079      $53,168   $282,886
                            =======     ======       ======    =======

Intersegment sales are immaterial. Corporate assets primarily include cash, investments and the Company's equity investment in Flip Chip Technologies, LLC ("FCT"). The increase in corporate assets at March 31, 1998 compared to March 31, 1997 is due principally to the increase in cash and investments related to net proceeds from the Company's May 1997 underwritten offering of common stock.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this report are forward looking statements and are subject to risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to the following: the risk of order postponements or cancellations; the risks associated with a substantial foreign customer base; the risks associated with instability in foreign capital markets and foreign currency fluctuations; the upward and downward volatility in demand for semiconductors and for the Company's products and services; the risk of delays in introduction and customer qualification of new products and services; competitive pricing pressures; the Company's ability to manufacture and ship its products on a timely basis; and the risk that certain customers may adopt alternate semiconductor assembly processes. Reference is made to a more detailed discussion of risk factors affecting the Company's business in other Company reports filed with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and "Risk Factors" and other sections of the Company's Registration Statement on Form S-3 (33-69734) filed in May 1997.


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

A significant portion of the Company's revenue is derived from sales of a relatively small number of machines, most with selling prices ranging from $60,000 to over $400,000. A delay in the shipment of a limited quantity of machines, either due to manufacturing delays, which occur from time to time, or from rescheduling or cancellations of customer orders, could have a material adverse effect on the Company's results of operations for any particular quarter.


RESULTS OF OPERATIONS - Three and six month periods ended March 31, 1998 compared to the three and six month periods ended March 31, 1997.

Customer orders booked into backlog during the second quarter of fiscal 1998 totaled $93.0 million, after removing $28.3 million due to the cancellation of an order for Model 8060 machines. Fiscal 1997 second quarter bookings totaled $138.0 million. Customer bookings for the first half of 1998 were $229.0 million compared to $243.0 million for the first half of fiscal 1997. The rate of customer orders in fiscal 1998 has subsided compared to the record levels experienced during the middle of fiscal 1997, in large measure reflecting the effect of the ongoing financial crisis in the Asia/Pacific region, particularly in Korea. The backlog of customer orders totaled $104.0 million at March 31, 1998 compared to $110.0 million at March 31, 1997. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the fiscal 1998 second quarter totaled $120.1 million compared to sales of $121.5 million for the same period last year. Net sales for the first six months of fiscal 1998 were $243.2 million compared to $203.3 million for the same period in the prior year.

Equipment sales totaled $92.9 million for the fiscal 1998 second quarter compared to $96.1 million for the second quarter of fiscal 1997. In the fiscal 1998 second quarter, total unit sales of machines were approximately 18% lower than the fiscal 1997 second quarter level, principally due to reduced shipments of automatic ball bonders. Despite the lower unit volume, equipment sales declined only 3% due to a shift in sales mix toward higher priced Model 8060 machines in the fiscal 1998 second quarter. Sales of the Company's new Model 8020 and 8060 wire bonders totaled $41.9 million in the fiscal 1998 second quarter, representing about 56% of automatic wire bonder revenues during the period, compared to approximately 20% in the fiscal 1998 first quarter. Equipment sales for the six months ended March 31, 1998 were $186.9 million compared to $152.3 million for the prior year six month period. This increase reflects higher total unit sales of automatic wire bonders in the first half of fiscal 1998 compared to fiscal 1997, and the sale of higher priced Model 8060 machines in fiscal 1998.

Sales of packaging materials totaled $27.1 million for the fiscal 1998 second quarter compared to $25.4 million for the same period last year. Packaging materials sales for the six months ended March 1998 were $56.3 million compared to $51.0 million for the same period in the prior year. The increases in fiscal 1998 sales for both the three and six month periods ended March 31, 1998 in relation to the comparable prior year periods primarily resulted from higher unit sales of expendable tools. This increase was offset in part by lower revenues from wire products as a result of lower fiscal 1998 gold prices, despite higher wire volumes in fiscal 1998 compared to fiscal 1997.

For the six months ended March 31, 1998, sales to customer locations in Philippines, Malaysia and Taiwan increased significantly, both in absolute terms and as a percentage of total sales compared to the same period last year, while sales to Korean-based customers declined from 19.6% of total sales in fiscal 1997 to approximately 5.4% in fiscal 1998.

Gross profit as a percentage of net sales increased to 38.3% for the fiscal 1998 second quarter, compared to 37.2% for the same period last year. For the first half of fiscal 1998, gross profit as a percentage of net sales increased to 37.6% compared to 36.4% during the same period last year. Equipment segment gross profit as a percentage of net sales totaled 42.1% and 42.3%, for the quarterly periods ended March 31, 1998 and 1997, respectively. For the six month periods ended March 31, 1998 and 1997, gross profit as a percentage of net sales totaled 41.4% and 42.4%, respectively. Lower fiscal 1998 second quarter and year to date gross margins in the equipment business primarily resulted from reduced average selling prices on older Model 1488 plus ball bonders and reduced fiscal 1998 sales of higher margin upgrade kits and accessories compared to fiscal 1997 levels. These declines offset the favorable effect on gross margins from sales of the new Model 8020 and 8060 machines during the periods.

Gross profit as a percentage of net sales in the packaging materials segment improved from approximately 18% in the fiscal 1997 second quarter and six month period to approximately 25% in the fiscal 1998 second quarter and six month period. Improved gross margins in the packaging materials segment resulted both from increased manufacturing efficiencies in certain of its factories, and an overall shift in product sales mix toward higher margin expendable tools from lower margin wire products.

Selling, general and administrative ("SG&A") expenses totaled $20.3 million for the fiscal 1998 second quarter compared to $18.7 for the same period last year. SG&A expenses for the six months ended March 1998 totaled $42.8 million versus $35.0 million for the comparable period last year. Increased, sales, marketing and customer support costs associated with the launch of the new Model 8020 and 8060 wire bonders accounted for most of the increase in the equipment business. Increased SG&A costs in the packaging materials segment primarily reflected the continued expansion of its sales and distribution infrastructure. Corporate cost increases principally reflect incremental costs associated with the implementation of a new world-wide business system.

Net Research and Development ("R&D") costs increased to $12.7 million for the fiscal 1998 second quarter compared to $11.8 million for the fiscal 1997 second quarter. R&D costs for the six months ended March 31, 1998 were $25.0 million versus $22.5 for the six months ended March 31, 1997. The increase in fiscal 1998 R&D costs primarily reflects ongoing development activities related to the 8000 family of products and continuous improvement of existing products in the equipment segment, and increased expenditures in the packaging materials segment, primarily for new product development.

Operating income totaled $13.0 million in the fiscal 1998 second quarter compared to $14.7 million in the fiscal 1997 second quarter. Increased SG&A and net R&D costs offset the higher gross profit amount in the fiscal 1998 second quarter compared to the same period last year. For the six months ended March 1998, operating income totaled $23.6 million compared to $16.6 million for the same period in the prior year. Higher sales and gross profit in both the equipment and packaging materials segments, offset in part by higher operating costs due to the greater volume of business, contributed to improved income from operations in the first half of fiscal 1998 compared to the first half of fiscal 1997.

For the three and six month periods ended March 31, 1998, the Company reported net interest income totaling $1.2 million and $2.6 million, respectively. The Company recognized net interest expense of $.3 million and $.5 million, respectively, during the comparable periods last year. During fiscal 1998, the Company remained essentially debt-free, principally as a result of the Company's May 1997 underwritten public offering of common stock which generated net proceeds of $101.1 million. A portion of the offering proceeds were used to repay the $50.0 million borrowed under the Company's bank revolving credit facility to fund the AFW acquisition. Such borrowings accounted for the majority of the fiscal 1997 interest expense.

In the fiscal 1998 second quarter, the Company recognized a $2.3 million loss as its 51% equity interest in its joint venture investment in Flip Chip Technologies, LLC ("FCT") compared to the $1.5 million loss during the same period last year. For the six months ended March 1998, the Company's share of the loss totaled $4.5 million compared to the $2.6 million loss in the same period prior year. Through March 1998, the Company has made capital contributions totaling $16.8 million and has loaned $12.0 million to FCT to fund start up operations. As a result of delays in the customer evaluation process and in the generation of substantial operating revenues, the Company now anticipates that its proportionate share of FCT's fiscal 1998 loss will exceed $7.0 million, and that an additional $10.0 million of loans may be required by FCT during the remainder of fiscal 1998. The joint venture is subject to numerous risks common to business arrangements of this nature. There can be no assurance that FCT will ever become profitable, that the Company will not make additional capital contributions and loans to FCT, or that the anticipated benefits of the joint venture will ever be realized. If the joint venture does not become profitable and cash flow positive, the Company's business, financial condition and operating results could be materially adversely affected.

The fiscal 1998 effective tax rate is presently expected to approximate 26%, compared to the approximately 29% for the 1997 fiscal year. During the fiscal 1998 second quarter, the Company revised downward its estimate of expected taxable earnings for the 1998 fiscal year resulting in a favorable adjustment to its expected effective tax rate for the year and a corresponding reduction to income tax expense during the fiscal 1998 second quarter.


COMPANY OUTLOOK

The Company presently expects sales and earnings for the remainder of fiscal 1998 to be lower than experienced in the fiscal 1998 first half. This lower outlook generally reflects the expected impact of continued softness in demand for the Company's products as a result of the ongoing financial crisis in the Asia/Pacific region, particularly in Korea. For the fiscal 1998 third quarter, the Company currently expects to incur a slight loss, both due to the general softness in demand and to the cancellation of an order for Model 8060 machines. In response to the above issues, the Company has instituted certain cost control measures to more closely align manufacturing capacity and operating expenses with decreased product demand.

The Company is in the process of transitioning to its new family of wire bonders, the 8000 family, which is based on an entirely new platform and has required the development of new software and many subassemblies not part of the Company's current wire bonders. The first products in the 8000 family are the Model 8020 ball bonder which will replace the Model 1488 plus, and the Model 8060 wedge bonder which replaced the Model 1474fp. The Company expects the transition to volume production and sales of Model 8020 and 8060 machines to be substantially complete by the end of fiscal 1998.

The Company has incurred substantial incremental costs to date and expects to incur additional costs during the customer evaluation and qualification process to ensure the functionality and reliability of these new products. The Company's inability to successfully qualify new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position.

Furthermore, the transition to the Model 8020 and 8060 platforms involves numerous risks, including the possibility that the Model 8020 or 8060 will fail to meet customer needs or achieve market acceptance. To the extent that the Company fails to accurately forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments and increased risk of inventory obsolescence. There can be no assurance that the Company will successfully introduce and manufacture new products, including the Model 8020 and 8060, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.


LIQUIDITY AND CAPITAL RESOURCES

During the past three fiscal years, the Company has financed its operations principally through cash flows from operations. In May 1997, the Company completed an underwritten public offering of 3,450,000 shares of common stock which generated $101.1 million in net proceeds, and used a portion of such proceeds to repay the $50.0 million outstanding balance on the Company's bank revolving credit facility.

During the first six months of fiscal 1998, cash used by operating activities totaled $8.5 million compared to $1.4 million in cash generated by operating activities during the first six months of fiscal 1997. Cash and investments totaled $92.8 million at the end of March 1998 compared to $115.8 million at September 30, 1997. Working capital increased at the end of March 1998 to $204.7 million from $190.2 million at the end of September 1997. Increased inventories, extended payment terms on certain accounts receivable, reduced accounts payable to suppliers and payments of income taxes since September 1997 contributed to the decline in cash and short-term investments.

During the first half of fiscal 1998, the Company invested approximately $6.9 million in property, plant and equipment. These investments were primarily to upgrade equipment used in manufacturing and R&D activities and for the Company's new enterprise-wide business systems. The principal capital projects planned for fiscal 1998 include the purchase of additional tooling and equipment necessary to manufacture the 8000 series of machines, the purchase of equipment necessary to expand manufacturing capacity, primarily in the United States and Israel, and additional investments in management information systems.

The Company is in the process of replacing its existing business and accounting systems with an enterprise-wide business system which is "Year 2000" compliant. The Company expects to incur capital expenditures, primarily for computer hardware and software, related to this system implementation project. Year to date spending on the management information system upgrade totaled approximately $1.8 million. Internal staffing costs and re-engineering costs, if any, associated with this system implementation project will be expensed as incurred. The Company's system implementation plan currently anticipates conversion to the new enterprise system by the Willow Grove and Israeli equipment manufacturing facilities in early fiscal 1999.

In addition, the Company has conducted an initial evaluation of the operating software used in many of its equipment products for possible "Year 2000" issues. Based on this initial assessment, the Company does not believe operation of equipment sold to customers will be affected by the transition to the year 2000. Accordingly, the Company does not currently anticipate any material disruption in its business operations as a consequence of the "Year 2000" issue.

See "Results of Operations" above for information concerning anticipated contributions and loans to FCT.

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

The Company currently has available the entire amount of a $60.0 million credit facility expiring March 26, 2003. There have been no borrowings under the Company's bank credit facilities during fiscal 1998.

The Company believes that anticipated cash flows from operations, its working capital and amounts expected to be available under its revolving credit facility will be sufficient to meet anticipated liquidity and capital requirements for at least the next twelve months, including any anticipated loans to FCT. The Company may however seek equity or debt financing to provide capital for Corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions and competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 1998, the Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132") was issued. SFAS No. 132 revises the disclosure requirements for pension and other postretirement benefit plans to improve the understandability of benefit disclosures, but does not affect either the measurement or the recognition of benefit costs.

In March 1998, Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1") was issued. The Company is currently evaluating the effect and timing of adoption of this SOP, which must be implemented no later than the Company's fiscal 2000. Based on a preliminary review of this new guidance and the Company's current practices, adoption of the SOP is not expected to have a material effect on the Company's accounting for internally-used software.


PART II.  OTHER INFORMATION.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first six months of fiscal 1998, the Company contributed 44,970 shares of unregistered common stock, valued at its fair market value, as contributions to its Section 401(k) Employee Incentive Savings Plan. Registration for such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, the transaction was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Shareholders of the Company was held on February 10, 1998. At this meeting, Messrs. John A. O'Steen and MacDonell Roehm, Jr. were re-elected to the Board of Directors of the Company for terms expiring at the 2002 Annual Meeting. In such election, 21,509,956 votes and 21,508,725 votes were cast for Mr. O'Steen and Mr. Roehm, Jr., respectively. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 124,893 shares and 126,124 shares at the 1998 Annual Meeting withheld authority to vote for Mr. O'Steen and Mr. Roehm, Jr., respectively.

Also at the 1998 Annual Meeting, 19,490,285 shares were voted in favor of the proposal to amend the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares, and 2,100,762 shares voted against this proposal.
Proxies filed by the holders of 43,602 shares instructed the proxy holders to abstain from voting on this proposal.

Also at the meeting, 19,534,683 shares were voted in favor of the proposal to approve the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors, and 2,035,439 shares were voted against such proposal. Proxies filed by the holders of 64,727 shares at the 1998 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

Lastly, 20,386,009 shares were voted in favor of the reappointment of Price Waterhouse as independent accountants of the Company to serve until the 1999 Annual Meeting, and 1,210,854 shares were voted against such proposal. Proxies filed by the holders of 37,986 shares at the 1998 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

Broker "non-votes" received at the 1998 Annual Meeting totaled 200 shares.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         Exhibit 3 (i) - Form of Articles of Incorporation as amended, effective March 3, 1998.

         Exhibit 10 (a) - Amended and Restated Loan Agreement dated March 26, 1998 between Kulicke and Soffa Industries, Inc. and PNC Bank, National Association.

         Exhibit 10 (b) - Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2.(a) - 30 months), and Messrs. Perchick, Sprague, Von Seggern, Jacobi, Baskin, Campanale, DeSouza, Furhovden, Hermoni, Laflin, Lendner, Leonhardt, Massey, May, Razon, Salmons, Sawachi, Spooner, and Wolf (Section 2.(a) - 18 months).*

         Exhibit 10 (vii) - The Company's 1997 Non-Qualified Stock Option Plan For Non-Employee Directors, filed as Appendix A to the Company's definitive proxy statement relating to the February 10, 1998 Annual Meeting of Shareholders, is incorporated herein by reference.*

         Exhibit 27 - Financial Data Schedule.

    (b)  Reports on Form 8 - K

         None

*  Compensatory contract


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KULICKE AND SOFFA INDUSTRIES, INC.


Date:  April 30, 1998     By:  /s/ Clifford G. Sprague
                             _________________________________
                               Clifford G. Sprague
                                Senior Vice President,
                                Chief Financial Officer
                                (Principal Financial Officer)


                          By:  /s/ Curtis A. Massey
                             _________________________________
                               Curtis A. Massey
                                Vice President,
                                Corporate Controller
                                (Principal Accounting Officer)