Form 10-Q
period 1998-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 1998-08-13
CIK 56978

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  JUNE 30, 1998
                                    ---------------
                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to          .
                                     ---------    ---------


Commission File No.  0-121
                    -------


                  KULICKE AND SOFFA INDUSTRIES, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                               23-1498399
----------------------------                  -------------------
(State or other jurisdiction                     (IRS Employer
    of incorporation)                         Identification No.)


2101 BLAIR MILL ROAD, WILLOW GROVE, PENNSYLVANIA          19090
------------------------------------------------       ----------
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

As of August 3, 1998, there were 23,344,023 shares of the Registrant's Common Stock, Without Par Value outstanding.

                KULICKE AND SOFFA INDUSTRIES, INC.

                    FORM 10 - Q   JUNE 30, 1998

                                INDEX




                                                              Page No.
                                                              --------
PART I.   FINANCIAL INFORMATION:


Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheet -
           June 30, 1998 and September 30, 1997                      3

          Consolidated Statement of Operations -
           Three and Nine Months Ended June 30, 1998
           and 1997                                                  4

          Consolidated Statement of Cash Flows -
           Nine Months Ended June 30, 1998 and 1997                  5

          Notes to Consolidated Financial Statements             6 - 8


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                  9 - 15



PART II.  OTHER INFORMATION:


Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                       16


Signatures.                                                         16

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                                    June 30,    September 30,
                                                      1998          1997
                                    ASSETS         --------       ---------
 CURRENT ASSETS:
 Cash and cash equivalents                         $ 61,052        $107,605
 Short-term investments                              43,265           7,982
 Accounts and notes receivable, net                  78,421         105,103
 Inventories, net                                    62,688          45,602
 Prepaid expenses and other current assets            6,000           4,391
 Deferred income taxes                                2,446           1,521
                                                    -------         -------
   TOTAL CURRENT ASSETS                             253,872         272,204

 Property, plant and equipment, net                  48,911          45,648
 Intangible assets, primarily goodwill, net          40,274          42,724
 Investments in and loans to joint venture           17,282          14,135
 Other assets                                         2,022           2,108
                                                    -------         -------
   TOTAL ASSETS                                    $362,361        $376,819
                                                    =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Debt due within one year                          $    243        $    780
 Accounts payable to suppliers and others            26,415          47,408
 Accrued expenses                                    24,152          24,932
 Estimated income taxes payable                       3,008           8,864
                                                    -------         -------
  TOTAL CURRENT LIABILITIES                          53,818          81,984

 Long-term debt                                          --             220
 Other liabilities                                    3,024           2,688
                                                    -------         -------
  TOTAL LIABILITIES                                  56,842          84,892
                                                    -------         -------
 Commitments and contingencies                           --              --

 SHAREHOLDERS' EQUITY:
 Common stock, without par value                    157,680         155,246
 Retained earnings                                  152,295         139,404
 Cumulative translation adjustment                   (4,456)         (2,723)
                                                    -------         -------
  TOTAL SHAREHOLDERS' EQUITY                        305,519         291,927
                                                    -------         -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $362,361        $376,819
                                                    =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                     KULICKE AND SOFFA INDUSTRIES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share data)
                                (unaudited)



                                      Three months           Nine months
                                     ended June 30,         ended June 30,
                                   -----------------      -----------------
                                     1998      1997         1998     1997
                                   -------   -------      -------   -------
Net sales                         $ 91,693  $146,380     $334,864  $349,715

Cost of goods sold                  61,508    92,544      213,347   221,863
                                   -------   -------      -------   -------
Gross profit                        30,185    53,836      121,517   127,852

Selling, general and
 administrative                     21,252    22,527       64,014    57,490
Research and development, net       12,135    11,408       37,088    33,873
                                   -------   -------      -------   -------
Income (loss) from operations       (3,202)   19,901       20,415    36,489

Interest income                      1,428       710        4,088     1,972
Interest expense                      (136)     (548)        (230)   (2,267)
Equity in loss of joint venture     (2,312)   (1,963)      (6,853)   (4,592)
                                   -------   -------      -------   -------
Income (loss) before income taxes   (4,222)   18,100       17,420    31,602

Income tax provision (benefit)      (1,098)    4,571        4,529     8,352
                                   -------   -------      -------   -------

Net income (loss)                 $ (3,124) $ 13,529     $ 12,891  $ 23,250
                                   =======   =======      =======   =======



Net income (loss) per share:
  Basic                             $(0.13)    $0.64        $0.55     $1.16
                                    ======     =====        =====     =====

  Diluted                           $(0.13)    $0.62        $0.54     $1.13
                                    ======     =====        =====     =====

Weighted average shares
  outstanding:
  Basic                             23,324    21,243       23,287    20,088

  Diluted                           23,324    21,773       23,678    20,607






The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)
                                 (unaudited)



                                               Nine months ended June 30,
                                                   1998          1997
                                                 -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $ 12,891      $ 23,250
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                   9,613         8,518
   Equity in loss of joint venture                 6,853         4,592
   Deferred taxes on income                         (925)          621
   Collection of refundable income taxes              --         6,212
   Changes in other components of working
     capital                                     (16,928)      (35,733)
   Other, net                                        (12)          436
                                                 -------       -------
Net cash provided by operating activities         11,492         7,896
                                                 -------       -------
INVESTING ACTIVITIES:
 Purchase of Semitec in 1997, net of
   cash acquired                                      --        (4,510)
 Purchases of investments classified as
   available for sale                            (86,337)       (4,163)
 Maturities of investments classified as
   available for sale                             51,054         9,460
 Maturities of investments classified as
   held-to-maturity                                   --            29
 Purchases of property, plant and equipment      (12,382)       (8,989)
 Investments in and loans to joint venture       (10,000)      (15,282)
                                                 -------       -------
Net cash used by investing activities            (57,665)      (23,455)
                                                 -------       -------
FINANCING ACTIVITIES:
 Proceeds from issuances of common stock             377       102,973
 Proceeds from borrowings                             --            --
 Payments on borrowings                               --       (50,523)
 Payments on capital leases                         (757)         (405)
                                                 -------       -------
Net cash provided by financing activities           (380)       52,045
                                                 -------       -------
Changes in cash and cash equivalents             (46,553)       36,486
Cash and cash equivalents at beginning
  of year                                        107,605        45,344
                                                 -------       -------

Cash and cash equivalents at end of period      $ 61,052      $ 81,830
                                                 =======       =======



The accompanying notes are an integral part of these consolidated financial statements.

                KULICKE AND SOFFA INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (amounts in thousands)
                           (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998 and September 30, 1997, and the results of its operations and its cash flows for the three and nine month periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

NOTE 2 - INVENTORY:
                                         June 30,    September 30,
                                           1998           1997
                                         -------        -------
Raw materials and supplies               $38,150        $28,237
Work in process                           12,827         16,028
Finished goods                            27,648         17,245
                                          ------         ------
                                          78,625         61,510
Inventory reserves                       (15,937)       (15,908)
                                          ------         ------
                                         $62,688        $45,602
                                          ======         ======

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE:

In the fiscal 1998 first quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"). Under SFAS 128, primary earnings per share has been replaced by basic earnings per share, which includes only the weighted average number of common shares outstanding during the period and excludes the effect of stock options from the calculation. In addition, fully diluted earnings per share has been replaced by diluted earnings per share which includes the weighted average number of common shares and the dilutive effect of stock options outstanding during the period. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128.

For the fiscal 1998 third quarter ended June 30, 1998, the Company reported a net loss. For this period, the effect of stock options has been excluded from the sharebase used to compute diluted loss per share as the effect would be antidilutive.

In May 1997, the Company completed the sale of 3,450,000 shares of its common stock in an underwritten offering, resulting in net proceeds to the Company approximating $101.1 million. A portion of these proceeds was used to repay the $50.0 million outstanding balance on the Company's bank revolving credit facility.

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the nine month periods ended June 30, 1998 and 1997 were as follows:

                                Packaging   Corporate
Nine months ended    Equipment  Materials      and
 June 30, 1998:       Segment    Segment   Eliminations    Total
                     ---------  ---------  ------------  --------
Net sales            $251,680   $ 83,184                 $334,864
Cost of goods sold    150,571     62,776                  213,347
                      -------    -------                  -------
Gross profit          101,109     20,408                  121,517
Operating costs        77,133     17,733      $ 6,236     101,102
                      -------    -------       ------     -------
Income (loss)
 from operations     $ 23,976   $  2,675      $(6,236)     20,415
                      =======    =======       ======
Net interest income                                         3,858
Equity in loss of
 joint venture                                             (6,853)
                                                          -------
Income before taxes                                      $ 17,420
                                                          =======
Identifiable assets
 at June 30, 1998     $157,407   $83,355     $121,599    $362,361
                       =======    ======      =======     =======

                                Packaging   Corporate
Nine months ended    Equipment  Materials      and
 June 30, 1997:       Segment    Segment   Eliminations    Total
                     ---------  ---------  ------------  --------
Net sales            $270,007   $ 79,708                 $349,715
Cost of goods sold    156,823     65,040                  221,863
                      -------    -------                  -------
Gross profit          113,184     14,668                  127,852
Operating costs        70,280     15,403      $ 5,680      91,363
                      -------    -------       ------     -------
Income (loss) from
  operations         $ 42,904   $   (735)     $(5,680)     36,489
                      =======    =======       ======
Net interest expense                                         (295)
Equity in loss of
 joint venture                                             (4,592)
                                                          -------
Income before taxes                                      $ 31,602
                                                          =======
Identifiable assets
 at June 30, 1997    $160,198    $86,881     $102,277    $349,356
                      =======     ======      =======     =======

Intersegment sales are immaterial.

NOTE 5 - SUBSEQUENT EVENTS:

In response to lower demand for the Company's products, the Company has initiated actions to reduce manufacturing capacity and operating expenses including, among other things, reducing its worldwide workforce by approximately 10% to 15%. The Company began this resizing process in August 1998 and expects to complete the resizing actions and recognize associated charges, including severance and outplacement costs, during its fiscal 1998 fourth quarter.

The Company has also taken actions to discontinue certain products. As a consequence, in the fiscal 1998 fourth quarter, the Company expects to incur charges approximating $2.5 million, principally to write-off manufacturing equipment and intangible assets, including goodwill related to these discontinued products.

As of the date of this filing, the full scope of these resizing activities and product discontinuations, as well as other cost reduction measures, has not been finalized. Accordingly, the aggregate amount of charges associated with these actions is unknown but is currently expected to exceed $6.0 million.

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

INTRODUCTION

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors. The semiconductor industry has historically been volatile and experienced periodic slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These slowdowns have adversely affected the Company's operating results. The Company believes that such volatility will continue to characterize the industry and the Company's operations in the future. The Company does not consider its business to be seasonal in nature.

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


RESULTS OF OPERATIONS - Three and Nine Month Periods Ended June
30, 1998 and June 30, 1997.

Demand for semiconductor assembly equipment, principally the Company's automatic gold ball bonders, has declined steadily during fiscal 1998 compared to a trend of sequential quarterly increases in demand throughout fiscal 1997. Fiscal 1998 third quarter bookings totaled $55.0 million, compared to $151.0 million for the fiscal 1997 third quarter. For the nine-month period ended June 30, 1998, net bookings totaled $285.0 million, compared to $394.0 million booked during the same period in fiscal 1997. The backlog of customer orders totaled $67.0 million at June 30, 1998 compared to $115.0 million at June 30, 1997. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the three-month period ended June 30, 1998 totaled $91.7 million compared to $146.4 million for the third quarter of fiscal 1997. For the nine-month period ended June 30, 1998, net sales totaled $334.9 million compared to $349.7 million for the fiscal 1997 year-to-date period. By geographic region, sales destined for customer locations in Korea, the United States and Taiwan were down sharply for the nine-month period ended June 30, 1998, in relation to the corresponding period last year. These declines were offset in part by increases in Philippines and Malaysia.

Equipment segment sales totaled $64.8 million for the fiscal 1998 third quarter, down sharply from the $92.9 million reported for the fiscal 1998 second quarter and the $117.7 million reported for the third quarter of fiscal 1997. For the nine-month period ended June 30, 1998, equipment segment net sales totaled $251.7 million, compared to the $270.0 million reported for the same period last year. For the three and nine-month periods ended June 30, 1998, unit sales of automatic gold ball bonders were approximately 75% and 32% lower, respectively, than the comparable periods last year. In addition, sales of upgrade kits and accessories were lower in both the fiscal 1998 third quarter and year-to-date periods compared to the same periods in fiscal 1997. These declines were partially offset in both the fiscal 1998 third quarter and year-to-date periods by increased unit sales of higher priced Model 8060 wedge bonders.

Packaging materials sales totaled $26.9 million for the fiscal 1998 third quarter compared to the $28.7 million reported for the fiscal 1997 third quarter. Reduced volumes of gold and aluminum wire sales and lower average gold prices in fiscal 1998, offset in part by higher unit volume of Micro-Swiss and Semitec products were the primary reasons for this decline. For the nine-month period ended June 30, 1998, packaging materials sales totaled $83.2 million compared to $79.7 million for the same period last year. Unit sales volumes were generally higher for all packaging materials products for the fiscal 1998 nine-month period compared to the fiscal 1997 year-to-date period, but were offset in part by the effect of lower average gold prices on gold wire sales during fiscal 1998.

Gross profit as a percentage of net sales was 32.9% in the fiscal 1998 third quarter compared to 36.8% during the fiscal 1997 third quarter. The fiscal 1998 decline resulted in part from a shift in the overall mix of product sales from higher margin equipment products to lower margin packaging materials products.

In addition, equipment segment gross profit margin decreased to 36.4% in the fiscal 1998 third quarter from 41.1% for the same period last year. This decrease resulted largely from reduced manufacturing overhead absorption due to lower fiscal 1998 unit volumes, vendor cancellation charges associated with customer order cancellations and lower than anticipated customer requirements, and reduced unit sales of higher margin upgrade kits and accessories compared to fiscal 1997 third quarter levels. These declines more than offset the favorable effect of increased unit sales of higher margin Model 8060 wedge bonders. Gross profit margins on packaging materials products increased to 24.6% in the fiscal 1998 third quarter compared to 18.6% for the same period last year. A shift in sales mix to higher margin expendable tools products in fiscal 1998 was the primary reason for this improvement.

For the nine month period ended June 30, 1998, gross profit as a percentage of net sales totaled 36.3% compared to 36.6% for the same period last year. Gross profit margin in the equipment segment declined to 39.9% for the nine months ended June 30, 1998 compared to 41.8% for the same period last year. This decline reflects the fiscal 1998 effects of unfavorable manufacturing overhead absorption, vendor cancellation charges and reduced sales of higher margin machine upgrade kits and accessories, partially offset by increased sales of higher margin Model 8060 wedge bonders.

The gross profit margin on packaging materials products increased to 25.2% for the first nine months of fiscal 1998 compared to 18.4% for the nine month period ended June 30, 1997, due in part to yield and throughput improvements in fiscal 1998, and to non-recurring costs incurred during the first half of fiscal 1997 associated with the relocation of the Micro-Swiss manufacturing facility and excess manufacturing capacity of Micro-Swiss.

Selling, general and administrative ("SG&A") expenses declined to $21.3 million in the fiscal 1998 third quarter compared to $22.5 million for the third quarter of fiscal 1997. In the fiscal 1997 third quarter, the Company recognized a bad debt charge of $1.0 million. Excluding this item, SG&A costs were flat in the fiscal 1998 third quarter compared to the prior year. For the nine months ended June 30 1998, SG&A costs increased to $64.0 million compared to $57.5 million for the same period last year. This increase largely reflects increased sales, marketing and customer support costs associated with the launch of the new Model 8020 and 8060 wire bonders, higher sales and distribution infrastructure costs in the packaging materials segment and increased spending in connection with implementation of the Company's new enterprise business system.

Net research and development ("R&D") costs totaled $12.1 million for the fiscal 1998 third quarter compared to $11.4 million during the third quarter of fiscal 1997. R&D costs increased to $37.1 million in the first nine months of fiscal 1998 compared to $33.9 million for the same period in fiscal 1997. The increase in fiscal 1998 R&D spending generally reflects increased internal labor costs, higher outside contract development costs and increased expenditures for prototype materials as the Company continues development of additional products in the 8000 family of wire bonders, a new automatic dicing saw and increased R&D expenditures related to packaging materials products.

For the fiscal 1998 third quarter, the Company incurred a $3.2 million loss from operations compared to $19.9 million in income from operations for the fiscal 1997 third quarter. The fiscal 1998 loss resulted principally from the rapid decline in equipment segment unit sales and gross profits. For the first nine months of fiscal 1998, operating income totaled $20.4 million compared to $36.5 million for the same period in fiscal 1997 due to the factors discussed above.

Net interest income totaled $1.3 million for the fiscal 1998 third quarter compared to $162,000 for the same period last year. For the nine-month period ended June 30, 1998, net interest income totaled $3.9 million compared to net interest expense of $295,000 for the nine-month period ended June 30, 1997. During fiscal 1998, the Company remained essentially debt-free, principally as a result of the Company's May 1997 underwritten public offering of common stock which generated net proceeds of $101.1 million. A portion of the offering proceeds was used to repay the $50.0 million borrowed under the Company's bank revolving credit facility to fund the AFW acquisition. Such borrowings accounted for the majority of the fiscal 1997 interest expense.

In the fiscal 1998 third quarter, the Company recognized a $2.3 million loss as its 51% equity interest in its joint venture investment in Flip Chip Technologies, LLC ("FCT") compared to the $2.0 million loss during the same period last year. For the nine months ended June 30, 1998, the Company's share of the loss totaled $6.9 million compared to the $4.6 million loss in the same period last year. Through June 1998, the Company has made capital contributions totaling $16.8 million. In addition, the Company has agreed to loan FCT up to $22.0 million to fund start-up operations, of which $15.0 million has been loaned through June 30, 1998. As a result of delays in the customers' evaluations of FCT's manufacturing process and the generally soft business environment in the semiconductor industry, FCT has not generated substantial operating revenues to date. The Company is currently working with FCT management to balance FCT's planned expense and spending levels with available financial resources. The joint venture is subject to numerous risks common to business arrangements of this nature. There can be no assurance that FCT will ever become profitable, that the Company will not make additional capital contributions and loans to FCT, or that the anticipated benefits of the joint venture will ever be realized. If the joint venture does not become profitable and cash flow positive, the Company's business, financial condition and operating results could be materially adversely affected.

The Company's effective tax rate during the first nine months of fiscal 1998 approximated 26% compared to 29% for the 1997 fiscal year. The Company currently anticipates an operating loss, principally from its US-based operations during the fiscal 1998 fourth quarter. This loss and the change in the geographic distribution of taxable income from earlier estimates, could impact the amount of tax benefits recognizable in fiscal 1998.

COMPANY OUTLOOK

The Company presently expects sales for the fiscal 1998 fourth quarter to be significantly lower than the fiscal 1998 third quarter, and to realize a loss from operating activities, before the effect of any actions to resize its operations. This soft business outlook generally reflects the effect of continued weakening in demand for the Company's products as a result slow PC sales and the ongoing financial crisis in the Asia/Pacific region.

In response to lower demand for the Company's products, the Company has initiated actions to reduce manufacturing capacity and operating expenses including, among other things, reducing its worldwide workforce by approximately 10% to 15%. The Company began this resizing process in August 1998 and expects to complete the resizing actions and recognize associated charges, including severance and outplacement costs, during its fiscal 1998 fourth quarter.

The Company has also taken actions to discontinue certain products. As a consequence, in the fiscal 1998 fourth quarter, the Company expects to incur charges approximating $2.5 million, principally to write-off manufacturing equipment and intangible assets, including goodwill related to these discontinued products.

As of the date of this filing, the full scope of these resizing activities and product discontinuations, as well as other cost reduction measures, has not been finalized. Accordingly, the aggregate amount of charges associated with these actions is unknown but is currently expected to exceed $6.0 million.


YEAR 2000:

The Company has appointed an internal task force to assess its state of readiness for possible "Year 2000" issues. The task force is evaluating internal business systems, software and other components which affect the performance of Company's products, and the Company's vulnerability to possible "Year 2000" exposures due to suppliers and other third parties lack of preparedness for the year 2000.

The Company is currently in the process of replacing the business and accounting systems of its equipment manufacturing sites in the US and Israel with a new enterprise business system which is "Year 2000" compliant. The Company's system implementation plan currently anticipates conversion to the new enterprise business system by the Willow Grove and Israeli equipment manufacturing facilities in fiscal 1999.

The Company has conducted an evaluation of the operating software used in most of its equipment products currently being sold for possible "Year 2000" issues. Based on this assessment, the Company does not believe operation of such equipment will be affected by the transition to the year 2000.

In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to "Year 2000" issues. As this assessment progresses, matters may come to the Company's attention which could give rise to the need for remedial measures which have not yet been identified. The Company cannot currently predict the potential effect of third parties' "Year 2000" issues on its business.

With the exception of the Company's current business systems which are being replaced, and pending completion of the Company's "Year 2000" assessments currently in progress, the Company does not currently have a contingency plan for possible "Year 2000" issues. If computer systems used by the Company or its suppliers, or the operating software used in equipment products sold by the Company, fail or experience significant difficulties, the Company's results of operations could be materially adversely affected.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's financial statements for all quarters in the fiscal year commencing October 1, 1999. Management has not completed its review of SFAS 133 and has not determined the impact adoption will have on the Company's financial statements.


LIQUIDITY AND CAPITAL RESOURCES:

During the past three fiscal years and the nine-month period ended June 30, 1998, the Company has financed its operations principally through cash flows from operating activities, while its acquisitions of AFW in October 1995 and Semitec in October 1996 were financed with borrowings. The Company's May 1997 public offering of common stock resulted in net proceeds to the Company of approximately $101.1 million. A portion of the proceeds from the offering was used to repay the Company's acquisition related borrowings.

Cash generated by operating activities totaled $11.5 million for the first nine months of fiscal 1998 compared to $7.9 million during the first nine months of fiscal 1997. Cash and total investments decreased to $104.3 million at June 30, 1998 from the $115.6 million at September 30, 1997. At June 30, 1998, working capital increased to $200.1 million compared to $190.2 million at September 30, 1997. The accounts receivable balance at June 30, 1998 decreased by $26.7 million compared to the September 30, 1997 balance. This decline resulted largely from the lower sales volume in the fiscal 1998 third quarter compared to the fiscal 1997 fourth quarter. Inventory increased by $17.1 million at June 30, 1998 compared to September 30, 1997 levels primarily due to the unanticipated and substantial decline in customer demand for the Company's products, including certain order delays or cancellations within the Company's normal inventory purchasing lead-times.

Trade accounts payable and accrued expenses decreased by approximately $21.8 million at June 30, 1998 compared to their September 30, 1997 balances. The decrease primarily resulted from reduced inventory purchases as result of the lower customer order rate, and lower accruals for management and sales incentive compensation due to the Company's reduced profitability level in fiscal 1998.

During the first nine months of fiscal 1998, the Company invested approximately $12.4 million in property, plant and equipment. These investments were primarily to upgrade equipment used in manufacturing and R&D activities and for the Company's new enterprise business system. The principal capital projects planned for fiscal 1998 include the purchase of additional tooling and equipment necessary to manufacture the 8000 series of machines, the purchase of equipment necessary to upgrade manufacturing capabilities, primarily in the United States, Israel and Singapore, and additional investments in management information systems.

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

PART II.  OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             Exhibit 27.1 - Financial Data Schedule for the
             Quarterly Period Ended June 30, 1998

             Exhibit 27.2 - Restated Financial Data Schedule for the Quarterly Period Ended June 30, 1997

             Exhibit 27.3 - Restated Financial Data Schedule for the Quarterly Period Ended March 31, 1997

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


                              KULICKE AND SOFFA INDUSTRIES, INC.




Date:  August 13, 1998         By: /s/ Clifford G. Sprague
                                  -------------------------------
                                  Clifford G. Sprague
                                   Senior Vice President,
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                               By: /s/ Curtis A. Massey
                                  -------------------------------
                                  Curtis A. Massey
                                   Vice President,
                                   Corporate Controller
                                   (Principal Accounting Officer)