Form 10-K
period 1998-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 1998-12-18
CIK 56978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the fiscal year ended September 30, 1998

                                       OR

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to __________
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

      (Registrant's telephone number, including area code): (215) 784-6000

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock (its only voting stock) held by non-affiliates of the Registrant as of December 1, 1998 was approximately $382,764,000. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 1, 1998, there were 23,401,614 shares of the Registrant's common stock, Without Par Value, outstanding.

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 1999 Annual Shareholders' Meeting to be filed prior to January 8, 1999 are incorporated by reference into
Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                      [This page intentionally left blank]

                                          KULICKE AND SOFFA INDUSTRIES, INC.
                                          1998 Annual Report on Form 10-K


                                                 Table of Contents


                                                                                                               Page
                                                                                                               ----
                                     Part I

Item 1.      Business                                                                                            1

Item 2.      Properties                                                                                          9

Item 3.      Legal Proceedings                                                                                   9

Item 4.      Submission of Matters to a Vote of Security Holders                                                10

                                     Part II

Item 5.      Market for the Registrants' Common Equity and Related Stockholder Matters                          10

Item 6.      Selected Financial Data                                                                            11

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations              12

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                         21

Item 8.      Financial Statements and Supplementary Data                                                        21

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               52

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant                                                 52

Item 11.     Executive Compensation                                                                             52

Item 12.     Security Ownership of Certain Beneficial Owners and Management                                     52

Item 13.     Certain Relationships and Related Transactions                                                     52

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    53

PART I

Certain statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by the statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, competitiveness, gross margins, operating expenses, management's plans and objectives for current and future operations of the Company and the effects of the Company's current resizing efforts. Such statements are based on current expectations and are subject to risk and uncertainties, including those discussed below and under the heading "Risk Factors" within the section of this report entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's reports and registration statements filed from time to time with the Securities and Exchange Commission.

Item 1.  BUSINESS.

Kulicke and Soffa Industries, Inc. (the "Company" or "K&S") designs, manufactures and markets capital equipment, related spare parts and packaging materials used to assemble semiconductor devices ("semiconductors" or "IC's"). The Company also services, maintains, repairs and upgrades assembly equipment. The equipment offered by the Company addresses a broad range of applications in the semiconductor assembly process, including wire bonding systems, wafer dicing saws and die and TAB bonders. Today, K&S is the world's largest supplier of semiconductor assembly equipment, according to VLSI Research, Inc.

Through its American Fine Wire Corporation ("AFW"), Micro-Swiss, Ltd. ("Micro-Swiss") and Semitec subsidiaries, the Company offers packaging materials, including bonding wire, capillaries, wedges, die collets and saw blades. Packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment business. See Note 10 to the Company's Consolidated Financial Statements, included herein, for financial results by business segment.

Through Flip Chip Technologies, L.L.C, a joint venture with Delco Electronics Corporation, the Company provides wafer bumping and finishing services on a contractual basis and licenses related technology. See Note 3 to the Company's Consolidated Financial Statements, included herein, for a more detailed discussion of Flip Chip Technologies, L.L.C.

The semiconductor industry experienced a downturn in fiscal 1998 due to the ongoing financial turmoil in Asia, which has impacted the financial resources available to some of the Company's Asian customers and cut demand for end-user products that use semiconductors; to a slowdown in the rate of growth of personal computer ("PC") sales; and a surplus of assembly capacity. As a result of the industry-wide downturn, the Company reported a net loss for the year ended September 30, 1998.

The Company was founded in 1951 and is a Pennsylvania Corporation. Its principal offices are located at 2101 Blair Mill Road, Willow Grove, Pennsylvania, and its telephone number is (215) 784-6000.

Products and Services

K&S offers a broad range of semiconductor assembly equipment, packaging materials and complementary services and spare parts used in the semiconductor assembly process. Set forth below is a table listing the approximate percentage of the Company's net sales by principal product area for its fiscal years ended September 30, 1998, 1997 and 1996.

                                                Fiscal Year Ended
                                                  September 30,
                                           ----------------------------
                                           1998        1997        1996
                                           ----        ----        ----

Wire bonders                                58%         65%         57%
Additional assembly equipment                7%          7%         10%
Packaging materials                         27%         22%         25%
Services and spare parts                     8%          6%          8%
                                           ---         ---         ---
                                           100%        100%        100%
                                           ===         ===         ===

     Wire Bonders

The Company's principal product line is its family of wire bonders, which are used to connect extremely fine wires, typically made of gold or aluminum, between the bonding pads on the die and the leads on the IC package to which the die has been bonded. The Company offers both ball and wedge bonders in automatic and manual configurations. Ball bonders typically are used for leadframe-based and laminate-based packages, while wedge bonders typically are used for ceramic packages. The Company believes that its wire bonders offer competitive advantages based on high productivity and superior process control enabling fine pitch bonding and long, low wire loops, which are needed to assemble advanced IC packages. The selling prices for the Company's automatic wire bonders range from $60,000 to over $200,000 and from $8,000 to $40,000 for manual wire bonders, in each case depending upon system configuration and purchase volume.

The Company has developed a new generation of wire bonders, the 8000 family, which is based on an entirely new platform and has required the development of new software and many subassemblies not part of the Company's prior series of wire bonders. The first products in the 8000 family are the Model 8020 ball bonder and Model 8060 wedge bonder. The Model 8020 replaced the Model 1488 plus ball bonder. During fiscal 1998, the Company shifted production capacity from the Model 1488 plus to the Model 8020 ball bonders, which by the fourth quarter accounted for the majority of ball bonders sold. The Model 8060 was introduced during the fiscal 1997 fourth quarter and began shipping in volume in the first quarter of fiscal 1998. Due to an industry slowdown, on April 2, 1998 the Company announced the cancellation of a major order that represented the majority of planned shipments of the Model 8060 for the remainder of fiscal 1998. After negotiation of a settlement related to the major order cancellation, the Company has reduced its production capacity for the Model 8060. During the first quarter of fiscal 1998, the Company expanded its 8000 wire bonder platform with the introduction of the Model 8090, a large area wedge bonder designed to process the large panels and carriers used in chip-on-board (COB), multi-chip modules (MCMs) and similar devices. During the second quarter of fiscal 1998, the Company introduced the Model 8070, a bonder designed specifically for the assembly of micro-BGA, and the 4500 digital series of manual wire bonders. The Company has incurred incremental costs to date and may incur additional costs in completing the customer evaluation and qualification process.

     Additional Semiconductor Assembly Equipment

In addition to wire bonders, the Company produces and distributes other types of semiconductor assembly equipment, including wafer dicing saws, die bonders and TAB bonders, which allows the Company to leverage its significant investment in customer relationships by offering its customers a broad range of assembly equipment. Principal products offered by the Company consist of the following:

     Dicing Saws. Dicing saws use diamond-embedded saw blades to cut silicon wafers into individual semiconductor die. Dicing saws range in price from $60,000 to more than $230,000. In October 1995, the Company entered into a Manufacturing License and Supply Agreement with Tokyo Seimitsu Co. Ltd. ("TSK"). Under this agreement, the Company manufactures and distributes TSK's automatic dicing saw as the Company's Model 7500. This product was produced in the Company's Israeli machine manufacturing facility. In late fiscal 1998 the Company ceased manufacturing dicing saws for TSK but is continuing to develop with TSK a new model 7700 dicing saw.

     Die Bonders. Die bonders are used to attach a semiconductor die to a leadframe or other package before wire bonding. Through fiscal 1998, the Company's product line included the Model 6900, an automatic multi-process assembly system which can be configured to support either conventional die bonding applications or alternate semiconductor assembly technologies, and Model 4206 and 5408 machines. In late fiscal 1998, the Company entered into a distribution agreement with DATACON GmbH, an Austrian company, to market, principally, its MCM and Flip Chip die bonder product line worldwide excluding Europe. The die bonders to be distributed by the Company are expected to range in price from $200,000 to more than $500,000, depending on configuration. In connection with the Company's resizing efforts in
     fiscal  1998,  the   manufacture   of  Models  4206,   5408  and  6900  was
     discontinued.

     Tape Automated Bonding (TAB). TAB is an alternate interconnect method which uses a thin, flexible film of laminated copper and polyamide in place of a conventional wire. In a TAB assembled device, the die is bonded directly to copper leads, thereby eliminating the need for wire bonding. The Company has developed and is currently marketing the Model 8070 TAB bonder, an entirely new machine based on the 8000 series of products. TAB bonders range in price from $200,000 to over $400,000, depending upon configuration.

     Flip Chip Assembly Systems. Flip Chip is an alternative assembly technique in which the die is mounted face down in a package or other electronic system using conductive bumps, thereby eliminating the need for conventional die or wire bonding. The Model 2200, manufactured by DATACON and distributed by the Company, can be configured to support flip chip applications. Selling prices for flip chip applications exceed $300,000.

     Factory Systems. Factory systems is a set of products and services designed to automate data collection and material flow between process steps in semiconductor assembly. The Company sells its own products and resells equipment from other vendors and integrates such equipment into an automated assembly line. The Company has entered into an alliance with PRI Automation, Inc., to resell their material handling systems for certain automation applications. In late fiscal 1998, the Company commenced a project at a major customer's site to demonstrate the benefits from semiconductor assembly automation.

The Company also offers different configurations of certain of its products for non-semiconductor applications. For instance, the Company's Model 980 saw can be configured for cutting and grinding hard and brittle materials, such as ceramic, glass and ferrite, that are used in the fabrication of chip capacitors or disk drive heads.

     Packaging Materials

The Company currently offers a range of packaging materials to semiconductor device assemblers which it sells under the brand names "American Fine Wire," "Micro-Swiss" and "Semitec." The Company intends to expand this business in an effort to increase its revenues from materials used in the assembly of IC's. The Company sells its packaging materials for use with competitors' assembly equipment as well as its own equipment. The Company's principal packaging materials products consist of the following:

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

     Expendable Tools. The Micro-Swiss family of expendable tools includes capillaries, wedges, die collets, saw blades and microspheres. Capillaries and wedges are used to feed out, attach and cut the wires used in wire bonding. Die collets are used to pick up and place die into packages. Micro-Swiss brand hubless saw blades are used for cutting hard and brittle materials. Semitec which was acquired in October, 1996, manufactures hub blades which are used to cut silicon wafers into semiconductor die.

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

Investment in Flip Chip Technologies, L.L.C.

The Company continuously evaluates investments in alternative packaging technologies. To that end, in February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") to provide wafer bumping services on a contract basis and to license related technologies through Flip Chip Technologies, L.L.C. ("FCT"). FCT completed construction of its manufacturing facility in Phoenix, Arizona during fiscal 1997, has commenced production, and is currently working with customers to have its manufacturing processes qualified. This qualification process is expected to continue throughout fiscal 1999. In March of 1998 FCT introduced a new wafer level chip sized package, named the Ultra CSPTM aimed at the chip scale packaging market, defined as devices whose package surface area is no larger than 1.2 times the area of the die. FCT has begun to have its Ultra CSPTM package qualified by semiconductor device manufactures and semiconductor contract assemblers.

FCT has experienced losses since its inception. The Company has recognized its proportionate share of such losses, based on its 51% equity interest in fiscal 1998, 1997 and 1996. See the "Risk Factors" section of Item 7 and the financial statements of the Company and of FCT in Item 8 of this report for a detailed discussion of the Company's financial commitments to FCT, the Company's intention to convert its outstanding loans to FCT into equity units thereby increasing its ownership share of FCT and the financial performance of FCT.

Customers

The Company's major customers include large semiconductor manufacturers and subcontract assemblers worldwide. The following list identifies some of these major customers:

Advanced Micro Devices                          Micron Technology
Advanced Semiconductor Engineering              Motorola
Amkor Technology                                National Semiconductor
Anam                                            NEC
Caesar Technology                               Orient Semiconductor Electronics
ChipPac Korea                                   Philips Electronics
IBM                                             SGS-Thomson Microelectronics
Intel                                           Siemens
Lucent Technologies                             Texas Instruments

Sales to a relatively small number of customers have accounted for a significant percentage of the Company's net sales. In fiscal 1998, sales to Intel accounted for 17.6% of the Company's net sales. During fiscal 1997, sales to Anam (a Korean-based customer) and Intel accounted for 12.5% and 10.2%, respectively, of the Company's net sales. During fiscal 1996, sales to Anam and Intel accounted for approximately 14.3% and 11.2%, respectively, of the Company's net sales. See the "Risk Factors - Dependence on Key Customers" section of Item 7 of this report.

The Company believes that developing long-term relationships with its customers is critical to its success. By establishing these relationships with semiconductor manufacturers and subcontract assemblers, the Company gains insight into its customers' future IC packaging strategies. This information assists the Company in its efforts to develop material, equipment and process solutions that address its customers' future assembly requirements.

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

International  Operations

The Company sells its products to semiconductor device manufacturers and contract manufacturers, which are primarily located in or have operations in the Asia/Pacific region. Approximately 80%, 85% and 79% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively, were for delivery to customer locations outside of the United States, with the majority of such foreign sales destined to customer locations in the Asia/Pacific region, including Taiwan, Korea, Malaysia, Philippines, Singapore, Hong Kong and Japan. The Company expects sales outside of the United States to continue to represent a substantial portion of its future revenues.

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

Sales and Customer Support

The Company markets its semiconductor assembly equipment and its packaging materials through separate sales organizations. With respect to semiconductor assembly equipment, the Company's direct sales force, consisting of approximately 100 individuals at September 30, 1998, is principally responsible for the sale of major product lines to customers in the United States and the Asia/Pacific region, including Japan. Lower volume product lines, as well as all equipment sales to customers in Europe, are sold through a network of manufacturer's representatives. The Company sells its packaging materials product lines through a separate direct sales force and through manufacturer's representatives.

The Company believes that providing comprehensive worldwide sales, service and customer support are important competitive factors in the semiconductor equipment industry. In order to support its U.S. and foreign customers whose semiconductor assembly operations are located in the Asia/Pacific region, the Company maintains a significant presence in the region, with sales facilities in Hong Kong, Japan, Korea, Taiwan, Malaysia, the Philippines and Singapore, a technology center in Japan and application labs in Singapore. The Company supports its assembly equipment customers worldwide with over 250 customer service and support personnel as of September 30, 1998, located in the United States, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company's local presence in the Asia/Pacific countries enables it to provide more timely customer service and support as service representatives and spare parts are positioned near customer facilities, and affords customers the ability to place orders locally and to deal with service and support personnel who speak the same language and are familiar with local country practices.

Backlog

At September 30, 1998, the Company's backlog of orders approximated $54.0 million, compared to approximately $118.0 million at September 30, 1997. The Company's backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, the Company's backlog as of any particular date may not be indicative of revenues for any succeeding quarterly period.

Manufacturing

The Company's assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished systems configured to customer specifications. The Company performs system design, assembly and testing in-house at its Willow Grove, Pennsylvania and Haifa, Israel facilities, but utilizes an outsourcing strategy for the manufacture of many of its major subassemblies. K&S believes that outsourcing enables it to minimize its fixed costs and capital expenditures and allows the Company to focus on product differentiation through system design and quality control. The Company's just-in-time inventory management strategy has reduced manufacturing cycle times and has limited on-hand inventory. The Company has obtained ISO 9001 certification for operations in its Willow Grove, Pennsylvania facility and for both of its Israeli manufacturing facilities. Additionally, the AFW manufacturing facilities in Selma, Alabama, Switzerland and Singapore and the Semitec facility in California have received ISO 9002 certification.

The Company manufactures its Micro-Swiss expendable tools at its facility in Yokneam, Israel and its AFW product line, consisting of gold and aluminum bonding wire, at facilities in Alabama, Singapore and Switzerland. Semitec hub blades are manufactured in Santa Clara, California.

The Company relies on subcontractors to produce to the Company's specifications many of the materials, components or subassemblies used in its products. Certain of the Company's products, however, require components or assemblies of an exceptionally high degree of reliability, accuracy and performance. Currently there are a number of such items for which there are only a single or limited number of suppliers which have been accepted by the Company as qualified suppliers. The Company generally does not maintain long-term contracts with its subcontractors and suppliers. While the Company does not believe that its business is substantially dependent on any contract or arrangement with any of its subcontractors or suppliers, the Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and the reduced control over delivery schedules, manufacturing yields, quality and costs. Further, certain of the Company's subcontractors and suppliers have relatively small operations and have limited financial and manufacturing resources. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture or sell subassemblies, components or parts to the Company in required volumes and of acceptable quality levels and prices, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.

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

Research and Product Development

Because technological change occurs rapidly in the semiconductor industry, the Company devotes substantial resources to its research and development programs to maintain its competitiveness. The Company employed approximately 300 individuals in research and development at September 30, 1998. The Company pursues the continuous improvement and enhancement of existing products while simultaneously developing next generation products. For example, while the performance of current generations of wire bonders is being enhanced in accordance with a specific continuous improvement plan, the Company is simultaneously developing the next generation wire bonders. Much of the next generation equipment presently being developed by the Company is based on modular, interchangeable subsystems, including the 8000 control platform, which management believes will promote more efficient and cost-effective manufacturing operations, lower inventory levels, improved field service capabilities and shorter product development cycles, and allow the Company to introduce new products more quickly. In fiscal 1998, the Company introduced two new bonders based on technology developed for earlier models of the 8000 family, the Model 8090, a large area bonder appropriate for multichip modules and flat panel displays and the Model 8070, an automatic lead bonder suitable for Micro Ball Grid Array and tape automated bonding (TAB) applications.

The Company's net expenditures for research and development totaled approximately $48.7 million, $46.0 million and $52.4 million during the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The Company has received funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During the fiscal years ended September 30, 1998, 1997 and 1996, such funding totaled approximately $1.7 million, $2.0 million and $2.5 million, respectively.

Competition

The semiconductor equipment and packaging materials industries are intensely competitive. Significant competitive factors in the semiconductor equipment market include process capability and repeatability, quality and flexibility, and cost of ownership, including throughput, reliability and automation, customer support and price. The Company's major equipment competitors include Shinkawa, Kaijo, ESEC and ASM Pacific Technology in wire bonders; ESEC,
Nichiden, ASM Pacific Technology and Alphasem in die bonders; and Disco Corporation in dicing saws. Significant competitive factors in the semiconductor packaging materials industry include price, delivery and quality. Major competitors in the packaging materials line include Gaiser Tool Co. and Small Precision Tools, Inc. with respect to expendable tools, Tanaka Electronic Industries and Sumitomo Metal Mining in the bonding wire market, and Disco Corporation with respect to dicing blades.

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

Employees

At September 30, 1998, K&S had 2,057 permanent employees and 15 temporary employees worldwide. The only Company employees represented by a labor union are AFW's employees in Singapore. K&S considers its employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to certain engineering disciplines. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified management, marketing and technical employees.

Executive Officers of the Company


The following table sets forth certain information regarding the executive officers of the Company.


                                     First Became
                                      an Officer
      Name               Age        (calendar year)                                Position
-------------------      ---        ---------------    --------------------------------------------------------------------
C. Scott Kulicke         49              1976          Chairman of the Board of Directors and Chief Executive Officer
Morton K. Perchick       61              1982          Executive Vice President
Clifford G. Sprague      55              1989          Senior Vice President and Chief Financial Officer
Moshe Jacobi             56              1992          Senior  Vice  President  and  General  Manager  of  Kulicke  & Soffa
                                                       (Israel) Ltd.
Walter Von Seggern       58              1992          Senior Vice President
Laurence P. Wagner       38              1998          Senior Vice President and President Packaging Materials

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

Moshe Jacobi has served as Senior Vice President and General Manager of Kulicke and Soffa (Israel) Ltd since August 1998 and as the Senior Vice President and President, Packaging Materials Group since November 1996. Prior to that, he served as Senior Vice President Expendable Tools and Materials from July 1995 and as Vice President of the Company and Managing Director of Micro-Swiss Ltd., a wholly-owned subsidiary of the Company from November 1992. He was Division Director and General Manager of the Micro-Swiss Division from July to November 1992, and, from August 1986 to July 1992, he was Deputy Managing Director of Kulicke and Soffa (Israel) Ltd., a wholly-owned subsidiary of the Company.

Walter Von Seggern joined the Company in September 1992 as Vice President of Engineering and Technology. He was appointed Senior Vice President in December 1996, became Senior Vice President, Marketing in April 1997 and since early 1998 has been a Senior Vice President in charge of new equipment business opportunities. From April 1988 to April 1992, he worked for M/A-Com, Inc. He was General Manager of M/A-Com's ANZAC, RGH and Eurotec Divisions from 1990 to 1992 and from 1988 to 1990, he was General Manager of M/A-Com's Radar Products Division.

Laurence P. Wagner joined the Company in July 1998 as Senior Vice President and President of Packaging Materials. From March 1996 until he joined the Company, Mr. Wagner was Vice President and General Manager of Emcore Electronic Materials, a compound semiconductor materials manufacturer. Before Emcore, Mr. Wagner was the Operating Unit Manager of Shipley Company LLC, a division of Rohm and Haas Company, where he had worked since 1989.

Item 2.   PROPERTIES.


The Company's major facilities are described in the table below:
                                                                                                      Lease
                                                                              Products              Expiration
    Facility         Approximate Size             Function                   Manufactured              Date
----------------    ------------------    ------------------------   -------------------------    -------------
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

Yokneam, Israel      48,400 sq.ft. (1)    Manufacturing, Micro-      Capillaries, wedges and      N/A
                                          Swiss operations           die collets

Yokneam, Israel      12,000 sq.ft. (2)    Manufacturing, Micro-      Hard material blades         April 2003
                                          Swiss operations

Hong Kong, China     10,600 sq.ft. (2)    Sales and service          N/A                          November 2000

Tokyo, Japan         10,700 sq.ft. (2)    Technology center, sales   N/A                          (3)
                                          and service

Singapore            35,100 sq.ft. (2)    Manufacturing, AFW         Bonding wire                 May 2000
                                          operations

Selma, Alabama       25,600 sq.ft. (2)    Manufacturing, AFW         Bonding wire                 October 2017
                                          operations

Thalwil,             15,100 sq.ft. (2)    Manufacturing, AFW         Bonding wire                 (3)
 Switzerland                              operations

Santa Clara,         13,600 sq.ft. (2)    Manufacturing              Dicing Saw                   October 2003
 California                                                          Blades

(1)  Owned.
(2)  Leased.
(3)  Cancelable semi-annually upon six months' notice.

The Company also rents space for sales and service offices in Horsham, Pennsylvania; Santa Clara, California; Mesa, Arizona; Korea; Taiwan; Malaysia; Philippines; and Singapore and storage space in Hong Kong. The Company believes that its facilities are generally in good condition.

Item 3.   LEGAL PROCEEDINGS.

The Company is not aware of any material pending legal matters involving the Company or its subsidiaries. See the discussion of certain legal contingencies in Note 12 to the Company's Consolidated Financial Statements included herein.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS.

The Company's common stock trades on the Nasdaq National Market under the symbol KLIC. The following table sets forth for the periods indicated the high and low sale prices for the common stock, as reported on the Nasdaq National Market.

                             High                Low

Fiscal 1998:
First Quarter                $48 1/4              $16 1/2
Second Quarter                29 5/8               16 1/4
Third Quarter                 24 13/16             13 7/8
Fourth Quarter                19 1/2               11 1/2

Fiscal 1997:
First Quarter                $22 1/4              $10 1/2
Second Quarter                30                   18 3/4
Third Quarter                 35 5/8               20 3/4
Fourth Quarter                58 3/8               31

On December 1, 1998, there were 782 holders of record of the shares of outstanding common stock.

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

During fiscal 1998, the Company contributed 89,284 shares of unregistered common stock, valued at its fair market value, as its matching contribution to its
Section 401(k) Employee Incentive Savings Plan. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, the transaction was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in the Company's definitive proxy statement relating to its 1999 Annual Meeting of Shareholders filed or to be filed with the Securities and Exchange Commission.

Item 6.   SELECTED FINANCIAL DATA.

The selected financial data presented below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, which are included elsewhere herein.


Statement of Operations Data:                                                  Fiscal Year Ended September 30,
                                                      ------------------------------------------------------------------------------
                                                        1998              1997            1996(a)           1995              1994
                                                      ---------         --------         ---------        ---------        ---------
                                                                      (in thousands, except per share amounts)

Net sales                                             $ 411,040         $ 501,907        $ 381,176        $ 304,509        $ 173,302
Gross profit                                          $ 136,833         $ 183,905        $ 142,062        $ 137,052        $  71,968
Income (loss) from operations (b)                     $  (4,156)        $  57,663        $  17,418        $  55,440        $  13,930
Net income (loss) (b)                                 $  (5,440)        $  38,319        $  11,847        $  42,822        $  10,418

Net income (loss) per share:(c)
Basic                                                 $   (0.23)        $    1.84        $    0.61        $    2.44        $    0.63
Diluted                                               $   (0.23)        $    1.79        $    0.60        $    2.23        $    0.63

Average shares outstanding:
Basic                                                    23,301            20,871           19,375           17,563           16,409
Diluted                                                  23,301            21,428           19,788           19,590           19,120


Balance Sheet Data:                                                                    September 30,
                                                      ------------------------------------------------------------------------------
                                                        1998              1997             1996             1995              1994
                                                      ---------         --------         ---------        ---------        ---------
                                                                                      (in thousands)
Cash and cash equivalents and
      short-term investments                          $ 106,900         $ 115,587        $  58,422        $  38,214        $  21,687
Working capital                                       $ 182,181         $ 190,220        $ 113,804        $ 103,909        $  61,459
Total assets                                          $ 342,584         $ 376,819        $ 249,554        $ 191,029        $ 121,198
Long-term debt                                        $    --           $     220        $  50,712        $     156        $  26,474
Shareholders' equity (d)                              $ 287,910         $ 291,927        $ 147,489        $ 133,647        $  63,234


(a) The fiscal 1996 Consolidated Statement of Operations was reclassified for comparative purposes. Also, in October 1995, the Company acquired American Fine Wire Corporation ("AFW") through the acquisition of all of the common stock of Circle "S" Industries, Inc., the parent corporation of AFW. AFW is a manufacturer of fine gold and aluminum wire used in the wire bonding process.

(b) In fiscal 1998, 1997 and 1996, the Company recognized pre-tax losses of $8.8 million, $6.7 million and $1.0 million respectively, representing its proportionate share of losses from its equity investment in FCT. In fiscal 1998, the Company recorded a pre-tax resizing charge of $8.4 million for severance and product discontinuation costs as a result of the slowdown in the semiconductor industry. In fiscal 1996, the Company recorded a pre-tax resizing charge of $3.0 million for severance and the write-off of costs incurred in connection with the suspended Willow Grove facility expansion as a result of a slowdown in the semiconductor industry in that fiscal year (see Note 2 to the Company's Consolidated Financial Statements). In fiscal 1996, the Company also recorded a pre-tax write-off of $630,000 for costs incurred in connection with a proposed but withdrawn public offering of common stock.

(c)  Prior fiscal years restated to reflect requirements of SFAS 128.

(d) In fiscal 1997, the Company completed the sale of 3,450,000 shares of its common stock in an underwritten offering, resulting in net proceeds to the Company of approximately $101.1 million. In fiscal 1995, the Company called for redemption of its 8% Convertible Subordinated Debentures (the "Debentures") then outstanding, resulting in the conversion of approximately $26.2 million of such Debentures into shares of the Company's common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by the statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, competitiveness, gross margins, operating expenses, management's plans and objectives for current and future operations of the Company and the effects of the Company's current resizing efforts. Such statements are based on current expectations and are subject to risk and uncertainties, including those discussed below and under the heading "Risk Factors" within this section and in the Company's reports and registration statements filed from time to time with the Securities and Exchange Commission.

Introduction and Company Outlook

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results, in particular, during the latter half of fiscal 1996 and fiscal 1998. The Company does not consider its business to be seasonal in nature.

The semiconductor industry experienced a downturn in fiscal 1998 due to the ongoing financial turmoil in Asia, which has impacted the financial resources available to some of the Company's Asian customers and cut demand for end-user products that use semiconductors; to a slowdown in the rate of growth of personal computer ("PC") sales; and a surplus of assembly capacity. The Company expects the lower level of industry wide assembly equipment purchases to continue, at least through the second quarter of fiscal 1999, which is expected to result in the Company reporting net losses in the first 2 quarters of its fiscal 1999.

In fiscal 1998, the Company continued its transition to a new generation of wire bonders, the 8000 family, which is based on an entirely new platform and which has required a significant amount of resources to be devoted to the development of new software and subassemblies. The first products of the 8000 family, the Model 8020 ball bonder and Model 8060 wedge bonder, accounted for 28% and 91%, respectively, of total fiscal 1998 Company sales of ball bonders and wedge bonders. In the fourth quarter of fiscal 1998, the Model 8020 ball bonder accounted for 69% of total Company sales of ball bonders. The Company continues to devote resources to enhance the Model 8020 and 8060 and to introduce new 8000 family machines. The Company also continues to sell its existing supply of 1400 wire bonder machines.

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") to provide wafer bumping services on a contract basis and to license related technologies through Flip Chip Technologies, LLC ("FCT"). FCT completed construction of its manufacturing facility in Phoenix, Arizona in fiscal 1997, has commenced production, and is currently working with customers to have its manufacturing processes qualified. This qualification process is expected to continue throughout fiscal 1999. FCT has experienced losses since its inception. The Company has recognized its proportionate share of such losses based on its 51% equity interest, including losses of $8.7 million, $6.7 million and $1.0 million in fiscal 1998, 1997 and 1996, respectively. The Company currently expects FCT will incur additional losses during fiscal 1999. See the "Risk Factors" section of Item 7 and the financial statements of FCT in Item 8 of this report for a detailed discussion of the Company's financial commitments to FCT, the Company's desire to convert its outstanding loans to FCT into equity units thereby increasing its ownership share of FCT and the financial performance of FCT.

Results of Operations

Fiscal Years Ended September 30, 1998 and September 30, 1997

During the 1998 fiscal year ended September 30, 1998, the Company recorded bookings totaling $347.0 million compared to $550.0 million during fiscal 1997. The $203.0 million decrease in fiscal 1998 bookings primarily reflected an industry-wide slowdown in orders for semiconductor assembly equipment. At September 30, 1998, total backlog of customer orders approximated $54.0 million compared to $118.0 million at September 30, 1997. Since the timing of deliveries may vary and orders are generally subject to cancellation, the Company's backlog as of any date may not be indicative of net sales for any succeeding period.

Net sales for the 1998 fiscal year decreased by $90.9 million to $411.0 million from $501.9 million in fiscal 1997. The lower sales volume generally reflected the slowdown in the semiconductor industry resulting in reduced demand for semiconductor assembly equipment and to a lesser extent packaging materials. The majority of the reduction in net sales was in the Company's equipment segment where net sales decreased $89.6 million to $302.1 million in fiscal 1998 compared to $391.7 million in fiscal 1997. Fewer unit sales of ball bonders (approximately 1,800 ball bonders were sold in fiscal 1998 compared to over 3,000 in fiscal 1997) were partially offset by higher unit sales of wedge bonders resulting in the lower equipment segment sales in fiscal 1998. Packaging materials segment net sales decreased $1.3 million to $108.9 million in fiscal 1998 from $110.2 million in fiscal 1997. The lower package material segment net sales was due primarily to lower average selling prices of bonding wire as the result of lower prevailing gold prices in fiscal 1998 compared to fiscal 1997.

International sales (shipments of the Company's products with ultimate foreign destinations) comprised 80% and 85% of the Company's total sales during fiscal 1998 and 1997, respectively. Sales to customers in the Asia/Pacific region, including Korea, Taiwan, Malaysia, Philippines, Japan, Singapore, Thailand and Hong Kong, accounted for approximately 73% and 76% of the Company's total sales in fiscal 1998 and 1997, respectively. During fiscal 1998, shipments to customers located in Taiwan, Philippines, Malaysia and Korea accounted for approximately 20%, 17%, 16% and 4% of net sales, compared to 22%, 8%, 13% and 19%, respectively, for the 1997 fiscal year. The most significant change in foreign destination sales occurred in Korea, where Korean based customers which have historically accounted for a significant percentage of Company sales, were adversely affected by the financial turmoil in that country and as a result, reduced their orders to the Company. The Company expects sales to Korean based customers to remain at reduced levels in fiscal 1999.

Gross profit decreased to $136.8 million for fiscal 1998 from $183.9 million in fiscal 1997 due primarily to the lower unit volume of equipment segment sales in fiscal 1998. Gross profit as a percentage of net sales decreased to 33.3% in fiscal 1998 compared to 36.6% in fiscal 1997, due to lower gross profit margin in the equipment segment partially offset by higher gross profit margin in the packaging materials segment. The equipment segment gross profit margin decreased to 36.5% in fiscal 1998 from 41.6% in fiscal 1997 due primarily to the lower unit volume which resulted in the absorption of manufacturing overhead costs by fewer units. The packaging materials segment gross profit margin increased to 24.5% in fiscal 1998 compared to 19.1% in fiscal 1997 due primarily to improved manufacturing efficiencies at its bonding wire and saw blade facilities.

Selling, general and administrative expenses ("SG&A") increased to $83.9 million in fiscal 1998 from $80.2 million in fiscal 1997. This increase of $3.7 million consisted of approximately $3.1million related to the equipment segment, $.4 million related to the packaging materials segment and $.2 million of incremental corporate costs. The increase in the equipment segment SG&A was due primarily to increased selling, marketing and customer support costs associated with the launch of the new Model 8020 and 8060 wire bonders and increased spending in connection with the planned 1999 implementation of the Company's new Enterprise Resource Planning System, which will replace the segment's business and accounting systems. The slight increase in the package materials SG&A costs in fiscal 1998 was due to higher sales and distribution infrastructure costs.

Research and development costs ("R&D") increased to $48.7 million in fiscal 1998 from $46.0 million in the prior fiscal year. The majority of the R&D costs incurred were in the equipment segment and were due to increased internal labor, higher outside contract development costs and increased expenditures for prototype materials as the Company continued development of additional products in the 8000 family of wire bonders. The Company also continues to invest in new technologies which may eventually lead to improved and alternative semiconductor assembly technologies. Gross R&D expenditures were partially offset by funding received from customers and governmental subsidies totaling $1.7 million in fiscal 1998 compared to $2.0 million in fiscal 1997.

The Company recorded resizing costs of $8.4 million in the fourth quarter of fiscal 1998 reflecting the Company's efforts to reduce its workforce and discontinue products in response to the industry-wide slowdown in orders for semiconductor assembly equipment and to a lesser extent semiconductor packaging materials. The resizing costs consisted of $5.0 million of severance, $2.8 million of asset write-offs associated with discontinued products and $.6 million of other liabilities associated with the resizing (See Note 2 to the Company's Consolidated Financial Statements). At September 30, 1998, the Company had accrued liabilities of $3.7 million in connection with the resizing charges, the majority of which will be paid by the end of fiscal 1999. The Company expects additional resizing charges in the first quarter of fiscal 1999 of less than $1.0 million and, if industry conditions do not improve, may incur additional resizing charges in subsequent quarters of fiscal 1999.

Loss from operations in fiscal 1998 was $4.2 million compared to operating income of $57.7 million in fiscal 1997. The unfavorable variance to fiscal 1997 was due primarily to lower unit sales volume and gross profit in the Company's equipment segment and to resizing charges, both the result of the slowdown in the semiconductor industry. Partially off setting the lower operating income in the equipment segment was a $3.8 million improvement in operating income in the Company's packaging materials segment, excluding resizing charges.

Interest income, net of interest expense, increased by $4.7 million in fiscal 1998 compared to fiscal 1997, primarily due to the investment of net proceeds from the Company's May 1997 public offering of common stock for a full year in fiscal 1998 compared to a partial year in fiscal 1997 and to the paydown of all outstanding bank debt with a portion of the proceeds of the public offering in May 1997.

During fiscal 1998, the Company recognized an $8.8 million pre-tax loss from its 51% equity interest in FCT compared to a pre-tax loss of $6.7 million in fiscal 1997. The increase in the loss in fiscal 1998 resulted from delays in potential customers' evaluations of FCT's manufacturing process and the generally soft business environment in the semiconductor industry, along with a ramp-up of FCT's production facility. See the discussion of FCT under the "Risk Factors" section of this Item 7 and the financial statements in Item 8 for further information regarding FCT.

The Company recorded a tax benefit of $1.9 million in fiscal 1998. The effective tax rate of this benefit was 26%, resulting from U.S. pre-tax losses exceeding foreign pre-tax income that was taxed at lower rates. The Company continues to maintain a valuation allowance for deferred tax assets related to the acquired domestic AFW net operating loss ("NOL") and NOL carryforwards of the Company's Japanese subsidiary, since the Company cannot reasonably forecast sufficient future earnings by these subsidiaries to fully utilize the NOL's during the carryforward period. If benefits of the acquired NOL carryforward are realized, such tax benefits would reduce the recorded amount of AFW goodwill.

The net loss for fiscal 1998 was $5.4 million compared to net income of $38.3 million in fiscal 1997, for the reasons enumerated above.

Fiscal Years Ended September 30, 1997 and September 30, 1996

During the 1997 fiscal year, the Company recorded bookings totaling $550.0 million compared to $358.4 million during fiscal 1996. The $191.6 million increase in fiscal 1997 equipment bookings primarily reflected a significant improvement in demand for semiconductor assembly equipment, principally gold ball bonders, compared to the declining demand experienced throughout fiscal 1996. At September 30, 1997, total backlog of customer orders approximated $118.0 million compared to $69.0 million at September 30, 1996.

Net sales for the 1997 fiscal year increased by $120.7 million to $501.9 million from $381.2 million in fiscal 1996. This improvement generally reflected a reversal of the fiscal 1996 trend of declining quarterly sales. Equipment segment net sales increased to $391.7 million in fiscal 1997 compared to $287.2 million in fiscal 1996. During fiscal 1997, the Company sold more than 3,000 ball bonders compared to slightly more than 1,800 units during fiscal 1996. Additionally, increased unit sales of automatic dicing saws contributed to the fiscal 1997 increase. These volume increases were offset, in part, by lower selling prices for the Model 1488 plus ball bonder line compared to the average selling prices realized on ball bonders during fiscal 1996, and by reduced unit sales of the Model SP2100 Tab bonder in fiscal 1997 compared to fiscal 1996. Packaging materials segment net sales increased to $110.2 million in fiscal 1997 from $93.9 million in fiscal 1996. Of this increase, $6.3 million was attributable to sales of hub blades following the October 1996 Semitec acquisition and $8.8 million was due to increased sales volume of bonding wire, which was offset, in part, by the effect on revenues of declining gold prices.

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

Gross profit increased to $183.9 million for fiscal 1997 from $142.1 million for fiscal 1996 due primarily to the fiscal 1997 increased unit volume of equipment sales. Gross profit as a percentage of net sales decreased slightly to 36.6% in fiscal 1997 compared to 37.3% in fiscal 1996, with declines being experienced in both the equipment and packaging materials segments. The equipment segment gross profit margin decreased to 41.6% in fiscal 1997 from 43.0% in fiscal 1996, due primarily to lower average selling prices on ball bonders and reduced fiscal 1997 sales of higher margin upgrade kits and accessories compared to fiscal 1996 levels. The packaging materials segment gross profit margin declined to 19.1% in fiscal 1997 compared to 19.9% in fiscal 1996. A shift in sales mix to lower margin wire products in fiscal 1997 was the primary reason for this decline.

Selling, general and administrative expenses ("SG&A") increased to $80.2 million in fiscal 1997 from $69.5 million in fiscal 1996. This increase of $10.7 million consisted of approximately $4.3 million related to the equipment segment, $5.9 million related to the packaging materials segment and $.5 million of incremental corporate costs. Fiscal 1997 SG&A costs included incremental costs resulting from the October 1996 Semitec acquisition, generally higher employment costs related to the increased sales volume, higher sales and management incentive compensation costs due to improved fiscal 1997 sales and profitability and costs incurred to relocate the Company's Micro-Swiss and AFW Singapore manufacturing operations into new facilities during the year.

The impact of these increases was offset, in part, by certain non-recurring equipment segment and corporate costs incurred in connection with the Company's August 1996 resizing initiatives.

Research and development costs ("R&D") decreased to $46.0 million in fiscal 1997 from $52.2 million for the prior fiscal year. The majority of the R&D costs incurred were in the equipment segment, and reflected lower outside contract development costs and lower expenditures for prototype materials. During fiscal 1997, the Company continued to invest heavily in the development of the 8000 series wire bonders and the enhancement of many of its existing products, including, but not limited to, the Model 1488 plus ball bonder and Model 1474fp wedge bonder, to enable them to meet customer requirements for higher lead count devices with finer pitch requirements at faster bonding speeds. The Company also continues to invest in new technologies which may eventually lead to improved and alternative semiconductor assembly technologies. Gross R&D expenditures were partially offset by funding received from customers and governmental subsidies totaling $2.0 million in fiscal 1997 compared to $2.5 million in fiscal 1996.

Income from operations increased to $57.7 million in fiscal 1997 from $17.4 million in fiscal 1996. This improvement resulted principally from the higher net sales and gross profit in the equipment segment, offset, in part, by the increased operating expenses noted above. The packaging materials segment operating income declined to a break-even level in fiscal 1997 from $4.1 million in fiscal 1996, primarily reflecting costs incurred in fiscal 1997 to relocate the Micro-Swiss and AFW Singapore operations to new facilities, severance costs and incremental costs to expand the packaging materials marketing and distribution organizations.

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

Effect of Recent Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be reported in a financial statement that is displayed with the same prominence as other financial statements. Only the impact of foreign currency translation adjustments and unrealized gains or losses on securities available for sale are expected to be disclosed as potential additional components of the Company's income under the requirements of SFAS No. 130. This Statement is effective for fiscal years beginning after December 15, 1997.

In fiscal 1998, the Company adopted Statement of Financial  Accounting  Standard
(FAS) 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosure about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 10 to the Company's Consolidated Financial Statements herein).

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters for financial statements for fiscal years commencing after June 15, 1999. Management has not completed its review of SFAS 133 and has not determined the impact adoption will have on the Company's financial statements.

Liquidity and Capital Resources

As of September 30, 1998, cash and investments totaled $106.9 million compared to $115.6 million at September 30, 1997, additionally, the Company has a total of $60 million available under a bank revolving credit facility, which expires in March 2003. Borrowings are subject to the Company's compliance with financial and other covenants set forth in the revolving credit documents. At September 30, 1998, the Company was in compliance with the covenants of the credit facility and had no borrowings outstanding under that facility. The revolving credit facility provides for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus .4% to .8% depending on the Company's leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

During the past three fiscal years, the Company has financed its operations principally through cash flows from operations. Cash generated by operating activities totaled $21.7 million during fiscal 1998 compared to $42.0 million during fiscal 1997 and $38.9 million in fiscal 1996. The lower cash generated from operating activities was primarily the result of the net loss recorded by the Company in fiscal 1998 due to the lower unit sales volume in the Company's equipment segment.

At September 30, 1998, working capital was $182.2 million compared to $190.2 million at September 30, 1997. The lower working capital was due primarily to a $39.0 million reduction in accounts receivable reflecting the significantly reduced sales volume during the latter half of fiscal 1998, partially offset by lower trade accounts payable of $23.2 million also reflecting the lower sales and, therefore, production volume in the latter half of fiscal 1998.

During fiscal 1998, the Company invested approximately $16.2 million in property and equipment, primarily for retooling of its equipment manufacturing facilities for the transition to the 8000 series of machines, an increase in capacity for the packaging and materials business and upgrading computer hardware and software systems in connection with the implementation of a new Enterprise Resource Planning System ("ERPS") which will become operational in fiscal 1999. The Company presently expects fiscal 1999 capital spending to approximate $10.0 million. The principal capital projects planned for fiscal 1999 include the purchase of additional tooling and equipment necessary to enhance and manufacture the 8000 series of machines, additional increases in manufacturing capacity for the packaging and materials business segment and additional investments in the new ERPS.

Pursuant to the terms of the FCT joint venture agreement, the Company made capital contributions of $16.8 million through September 30, 1998. In addition, the Company entered into three separate loan agreements totaling $22.0 million with FCT during fiscal 1997 and 1998. As of September 30, 1998, $19.5 million had been loaned to FCT under these loan agreements. During the first quarter of fiscal 1999, the remaining $2.5 million was borrowed by FCT. Additionally, the Company and FCT entered into a fourth loan agreement, whereby, the Company committed to loan up to an additional $8.0 million to FCT during fiscal 1999 and advanced $2.0 to FCT under this fourth agreement. The loans bear interest at the prime rate plus 1 1/2%. During the first quarter of fiscal 1999, the Company gave notice to FCT of its desire to convert the loans, together with accrued interest, into equity units. See the "Risk Factors" section of this Item 7 for a further discussion of FCT.

The Company entered into a joint venture agreement, in September 1998, to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. The Company has committed to invest up to $6.0 million in this joint venture.

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

Risk Factors

Semiconductor Industry Volatility

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results and the Company believes that such volatility will continue to characterize the industry and to impact the Company's operations in the future.

Product Concentration

A significant portion of the Company's revenue is derived from sales of a relatively small number of machines, most with selling prices ranging from $60,000 to over $400,000. A delay in the shipment of a limited quantity of machines, either due to manufacturing delays or to rescheduling or cancellations of customer orders, could have a material adverse effect on the results of the operations for any particular fiscal year or quarter.

Rapid Technology Change

The semiconductor and semiconductor equipment industries are subject to rapid technological change and frequent new product introductions and enhancements. The Company believes that its continued success will depend upon the extent to which it is able to continuously develop and manufacture or otherwise acquire new products and product enhancements and to introduce them into the market in response to demands for higher performance assembly equipment.

New Product Introduction

The Company incurred incremental costs in fiscal 1998 and is likely to incur additional costs during the customer evaluation and qualification process of the Company's newly introduced 8000 family of wire bonders to ensure the functionality and reliability of these new products. The Company's inability to successfully qualify new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position.

Furthermore, to the extent the Company fails to accurately forecast demand in volume and configuration for both its current and next-generation wire bonders and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments and increased risk of inventory obsolescence. There can be no assurance that the Company will successfully introduce and manufacture new products, that new products introduced by the Company will be accepted in the marketplace or that the Company will manage its product transitions successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.

Dependence on Key Customers

Sales to a relatively small number of customers have accounted for a significant percentage of the Company's net sales. In fiscal 1998, sales to Intel accounted for 17.6% of the Company's net sales. During fiscal 1997, sales to Anam (a Korean-based customer) and Intel accounted for 12.5% and 10.2%, respectively, of the Company's net sales. During fiscal 1996, sales to Anam and Intel accounted for approximately 14.3% and 11.2%, respectively, of the Company's net sales. Sales to these and other customers might be affected by a number of factors including the transition from conventional assembly techniques to alternative methods of semiconductor assembly for future generation products. The timing of such a transition and the impact on the Company, if any, can not be determined at this time. In the event a current customer would transition to an alternative method, the Company's failure to acquire replacement customers for its equipment business could have a material adverse affect on the Company's financial condition and operating results.

Dependence on Key Suppliers

The Company relies on subcontractors to produce to the Company's specifications many of the materials, components or subassemblies used in its products. Certain of the Company's products, however, require components or assemblies of an exceptionally high degree of reliability, accuracy and performance. Currently there are a number of such items for which there are only a single or limited number of suppliers which have been accepted by the Company as qualified suppliers. The Company generally does not maintain long-term contracts with its subcontractors and suppliers. While the Company does not believe that its business is substantially dependent on any contract or arrangement with any of its subcontractors or suppliers, the Company's reliance on subcontractors and single source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity and the reduced control over delivery schedules, manufacturing yields, quality and costs. Further, certain of the Company's subcontractors and suppliers are relatively small operations and have limited financial and manufacturing resources. In the event that any significant subcontractor or single source supplier were to become unable or unwilling to continue to manufacture or sell subassemblies, components or parts to the Company in required volumes and of acceptable quality levels and prices, the Company would have to identify and qualify acceptable replacements. The process of qualifying subcontractors and suppliers could be lengthy, and no assurance can be given that any additional sources would be available to the Company on a timely basis.

Sales to Foreign Customers

Most of the Company's foreign sales are denominated in US dollars, and the Company believes that the increase in value of the US dollar relative to certain foreign currencies in fiscal 1998 has made the Company's products more expensive in relation to products offered by certain of the Company's foreign competitors. In addition, a majority of the Company's sales are to customers with operations in the Asia/Pacific region which has been adversely affected by economic turmoil. There can be no assurance that selling prices of future orders or that the economic problems that persist in the Asia/Pacific region will not have a material adverse effect on the Company's business and operating results.

Dependence on Key Personnel

The future success of the Company is dependent upon its ability to hire and retain qualified management, marketing and technical employees. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to certain engineering disciplines. The inability for the Company to continue to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business and operating results.

Intellectual Property

From time to time, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In such cases, the Company will defend against claims or negotiate licenses where considered appropriate. In addition, certain of the Company's customers have received notices of infringement from the Lemelson Medical, Education and Research Foundation Limited Partnership (the "Lemelson Foundation"), alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by the Lemelson Foundation. This activity increased substantially in 1998, since in June of this year the Lemelson Foundation settled its suit against the Ford Motor Company, and entered into License Agreements with Ford, GM and Chrysler. Since then a number of the Company's customers, including Intel, have been sued by the Lemelson Foundation. Certain customers have requested that the Company defend and indemnify them against the claims of the Lemelson Foundation or to contribute to any settlement the customer reaches with the Lemelson Foundation. To date, however, no customer who has settled with the Lemelson Foundation has, after settlement, sought contribution from the Company. The Company has received opinions from its outside patent counsel with respect to certain of the Lemelson Foundation patents. The Company is not aware that any equipment marketed by the Company, or process performed by such equipment infringe on the Lemelson Foundation patents in question and does not believe that the Lemelson Foundation matter or any other pending intellectual property claim will have a material adverse effect on its business, financial condition or operating results. However, the ultimate outcome of any infringement or misappropriation claim affecting the Company is uncertain and there can be no assurances that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition and operating results.

Volatility of Common Stock Price

The market price for the Company's common stock has been volatile and it could continue to be subject to significant fluctuations in response to market or industry conditions generally, or specific variations in quarterly operating results, shortfalls in revenue or earnings from levels expected by securities analysts and other factors, such as announcements of reductions in force, departure of key employees, introduction of new products by the Company or by the Company's competitors, disruptions with key customers or the occurrence of political, economic or environmental events globally or in key sales regions. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of specific companies whose stocks are traded. Recent fluctuations affecting the Company's common stock have been tied in part to the Asian financial crisis and the price of semiconductors. Broad market fluctuations, as well as economic conditions generally in the semiconductor industry, may adversely affect the market price of the Company's common stock.

Investment in Flip Chip Technologies, LLC

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") providing for the formation and management of Flip Chip Technologies, L.L.C. ("FCT"). FCT was formed to provide wafer bumping services on a contract basis and to license related technologies. The Company owns a 51% equity interest in FCT but participates equally with Delco in the management of FCT through an Executive Committee. Accordingly, the Company accounts for its investment in FCT using the equity method, and recognizes its proportionate share of the operating results of the joint venture on the basis of its ownership interest. Through September 30, 1998, the Company had contributed $16.8 million of capital and had loaned $19.5 million to FCT pursuant to three revolving loan agreements.

Subsequent to September 30, 1998 the Company signed a fourth revolving loan agreement for up to $8.0 million and committed to provide additional funding, if required, in fiscal 1999. In the first quarter of fiscal 1999 FCT borrowed the remaining $2.5 million available under loans issued prior to September 30, 1998 and borrowed $2.0 million under the fourth loan agreement. The loans bear interest at the prime rate plus 1 1/2% (9.75% at September 30, 1998) and are secured by FCT's accounts receivable, inventory and machinery and equipment. The loans are due on various dates through November 19, 2000 with interest payable generally upon maturity. The loans are convertible, at the Company's option, into additional equity units of FCT. Under these agreements Delco also has certain rights, to purchase additional equity units of FCT. On November 4, 1998, the Company notified Delco of its desire to convert the outstanding loans into additional equity units of FCT, subject to an appraisal of FCT and the value of an equity unit. Until the appraisal is completed and the conversion valuation is determined the Company cannot be certain as to if or when the conversion of the outstanding loans to FCT equity units will take place. However, due to uncertainties surrounding FCT's ability to obtain additional financing from Delco and its ability to generate short-term positive cash flow, the Company expects that beginning in fiscal 1999 it will recognize 100% of the operating results of FCT in its financial statements and it will not record interest income from its loans to FCT.

As a result of delays in the customers' evaluations of FCT's manufacturing process and the generally soft business environment in the semiconductor industry, FCT has not generated substantial operating revenues to date. The Company is currently working with FCT management to balance FCT's planned expense and spending levels with available financial resources but expects FCT to report a loss from operations in fiscal 1999. The joint venture is subject to numerous risks common to business arrangements of this nature. There can be no assurance that FCT will ever become profitable, that the Company will make additional capital contributions and loans to FCT, or that the anticipated benefits of FCT will ever be realized. If FCT does not become profitable and cash flow positive, the Company's business, financial condition and operating results could be materially adversely affected.

Year 2000

The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) create risks for the
Company: if internal data management, accounting and/or manufacturing or operating software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the issue, the Company created an internal task force to assess its state of readiness for possible "Year 2000" issues and take the necessary actions to ensure Year 2000 compliance. The task force has and continues to evaluate internal business systems, software and other components which affect the performance of Company's products, and the Company's vulnerability to possible "Year 2000" exposures due to suppliers' and other third parties' lack of preparedness for the year 2000. To evaluate certain equipment sold by the Company and certain equipment, tools and software used by the Company, the Company employs Year 2000 Readiness Test scenarios established by SEMATECH, an industry group comprised of U.S. semiconductor manufacturers. Based on this assessment, the Company does not believe operation of such equipment will be affected by the transition to the year 2000. The Company expects that its review, corrective measures and contingency planning (where necessary) will be complete by September 1999.

In connection with its review and corrective measures, the Company is currently in the process of replacing the business and accounting systems of its equipment manufacturing sites in the US and Israel with a new Enterprise Resource Planning System ("ERPS") which is "Year 2000" compliant. As of September 30, 1998, the Company has spent approximately $7.0 million in hardware, software, consulting costs and internal expenses to implement the new ERPS and expects to spend an additional $1.0 million in fiscal 1999 to complete the implementation. The Company's system implementation plan currently anticipates conversion to the new ERPS by the Willow Grove and Israeli equipment manufacturing facilities in the second quarter of fiscal 1999. In addition to the direct costs of implementing the ERPS the Company expects to spend approximately $1.0 million to train its employees in the use of the ERPS and upgrade other hardware and software systems to Year 2000 compliant status.

In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to "Year 2000" issues. As this assessment progresses, matters may come to the Company's attention which could give rise to the need for remedial measures which have not yet been identified. As a contingency, the Company may replace the suppliers and third party vendors who can not demonstrate to the Company that their products or services will be Year 2000 compliant. The Company cannot currently predict the potential effect of third parties' "Year 2000" issues on its business.

The Company believes that its Year 2000 compliance project will be completed in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 1998, the Company had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $30.4 million (see Note 4 of the Company's Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 1998, the fair market value of the portfolio would decline by approximately $200,000.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated Financial Statements of Kulicke and Soffa Industries, Inc. and its subsidiaries and Flip Chip Technologies, LLC, listed in the index appearing under Item 14 (a)(1)(a) and (b) herein are filed as part of this Report.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Kulicke and Soffa Industries, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1)(a) and (2) on page 53 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers  LLP


Philadelphia, Pennsylvania
November 19, 1998

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                                  September 30,
                                                                          -----------------------------
                                                                             1998               1997
                                                                          -----------        ----------
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents (including time
 deposits; 1998 - $ 2,166; 1997 - $723)                                     $  76,478        $ 107,605
Short-term investments                                                         30,422            7,982
Accounts and notes receivable (less allowance for doubtful
 accounts; 1998 - $ 1,677; 1997 - $2,149)                                      66,137          105,103
Inventories, net                                                               47,573           45,602
Prepaid expenses and other current assets                                       5,303            4,391
Refundable income taxes                                                         5,270             --
Deferred income taxes                                                           2,608            1,521
                                                                            ---------        ---------
  TOTAL CURRENT ASSETS                                                        233,791          272,204

Property, plant and equipment, net                                             48,269           45,648
Intangible assets, primarily goodwill, net                                     38,765           42,724
Investments in and loans to joint venture                                      19,920           14,135
Other assets                                                                    1,839            2,108
                                                                            ---------        ---------

  TOTAL ASSETS                                                              $ 342,584        $ 376,819
                                                                            =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                           $     192        $     780
Accounts payable                                                               24,223           47,408
Accrued expenses                                                               23,549           24,932
Income taxes payable                                                            3,646            8,864
                                                                            ---------        ---------
  TOTAL CURRENT LIABILITIES                                                    51,610           81,984

Long-term debt                                                                   --                220
Other liabilities                                                               3,064            2,688
                                                                            ---------        ---------
  TOTAL LIABILITIES                                                            54,674           84,892
                                                                            ---------        ---------

COMMITMENTS AND CONTINGENCIES (Note 12)                                          --               --

SHAREHOLDERS'  EQUITY:
Preferred stock, without par value:
  Authorized - 5,000 shares; issued - none                                       --               --
Common stock, without par value:
  Authorized - 100,000 shares; issued and
  outstanding: 1998 - 23,367; 1997 - 23,237                                   157,986          155,246
Retained earnings                                                             133,964          139,404
Cumulative translation adjustment                                              (4,156)          (2,723)
Unrealized gain on investments, net                                               116             --
                                                                            ---------        ---------
  TOTAL SHAREHOLDERS'  EQUITY                                                 287,910          291,927
                                                                            ---------        ---------

  TOTAL LIABILITIES  AND  SHAREHOLDERS'  EQUITY                             $ 342,584        $ 376,819
                                                                            =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                 Fiscal Year Ended September 30,
                                                    -------------------------------------------------------
                                                      1998                   1997                   1996
                                                    ---------              ---------              ---------

Net sales                                           $ 411,040              $ 501,907              $ 381,176

Cost of goods sold                                    274,207                318,002                239,114
                                                    ---------              ---------              ---------

Gross profit                                          136,833                183,905                142,062

Selling, general and administrative                    83,854                 80,212                 69,465
Research and development, net                          48,715                 46,030                 52,213
Resizing costs                                          8,420                   --                    2,966
                                                    ---------              ---------              ---------

Income(loss) from operations                           (4,156)                57,663                 17,418

Interest income                                         5,776                  3,151                  3,124
Interest expense                                         (262)                (2,331)                (3,288)
Equity in loss of joint venture                        (8,715)                (6,701)                  (994)
Other expense                                            --                     --                     (630)
                                                    ---------              ---------              ---------

Income(loss) before taxes                              (7,357)                51,782                 15,630
Provision(benefit) for income taxes                    (1,917)                13,463                  3,783
                                                    ---------              ---------              ---------

Net income(loss)                                    $  (5,440)             $  38,319              $  11,847
                                                    =========              =========              =========

Net income(loss) per share:
     Basic                                          $   (0.23)             $    1.84              $    0.61
     Diluted                                        $   (0.23)             $    1.79              $    0.60

Weighted average shares outstanding:
     Basic                                             23,301                 20,871                 19,375
     Diluted                                           23,301                 21,428                 19,788


The accompanying notes are an integral part of these consolidated financial statements.

                                         KULICKE AND SOFFA INDUSTRIES, INC.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (in thousands)

                                                                                Fiscal Year Ended September 30,
                                                                       -----------------------------------------------
                                                                         1998               1997               1996
                                                                       ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)                                                      $  (5,440)         $  38,319          $  11,847
 Adjustments to reconcile net income(loss) to
  net cash provided by operating activities:
   Depreciation and amortization                                          13,250             11,329              9,658
   Provision for doubtful accounts                                            29              1,065                178
   Provision for impairment of goodwill                                      948               --                 --
   Deferred taxes on income                                               (1,087)               244             (2,125)
   Provision for inventory reserves                                        4,132              2,593              4,547
   Equity in loss of joint venture                                         8,715              6,701                994
   Loss on write off and disposal of property and equipment                1,484               --                 --
   Non-cash employee benefits                                              2,240              1,793              1,580
   Changes in  components  of working  capital,
    excluding  effects of  business acquisitions:
       Decrease (increase) in accounts receivable                         38,937            (57,960)            38,959
       Decrease (increase) in inventories                                 (6,103)            (3,201)            (6,358)
       Increase in prepaid expenses and
         other current assets                                               (912)               (35)              (483)
       (Increase) collection  of refundable income taxes                  (5,270)             6,212               --
       Increase (decrease) in accounts payable and
         accrued expenses                                                (24,568)            30,668            (11,632)
       Increase (decrease) in taxes payable                               (4,446)             3,527             (8,076)
       Other, net                                                           (185)               726               (216)
                                                                       ---------          ---------          ---------
Net cash provided by operating activities                                 21,724             41,981             38,873
                                                                       ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of net assets of Semitec in 1997;
   AFW in 1996, net of cash acquired                                        --               (4,510)           (43,020)
 Purchases of investments classified
   as available-for-sale                                                (108,482)            (4,451)           (28,512)
 Proceeds from sales or maturities of investments:
   Classified as available-for-sale                                       86,199              9,967             26,802
   Classified as held-to-maturity                                           --                 --                  505
 Purchases of plant and equipment                                        (16,062)           (13,516)           (18,028)
 Proceeds from sale of property and equipment                                436               --                  781
 Investments in and loans to joint venture                               (14,500)           (19,280)            (2,550)
                                                                       ---------          ---------          ---------
 Net cash used by investing activities                                   (52,409)           (31,790)           (64,022)
                                                                       ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on borrowings, including capitalized leases                       (808)           (51,065)            (8,537)
 Proceeds from borrowings                                                   --                 --               50,000
 Proceeds from issuances of common stock                                     385            103,112                394
                                                                       ---------          ---------          ---------
 Net cash provided by (used in) financing activities                        (423)            52,047             41,857
                                                                       ---------          ---------          ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (19)                23                 12
                                                                       ---------          ---------          ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                      (31,127)            62,261             16,720
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF YEAR                                                      107,605             45,344             28,624
                                                                       ---------          ---------          ---------
  END OF YEAR                                                          $  76,478          $ 107,605          $  45,344
                                                                       =========          =========          =========

The accompanying notes are an integral part of these consolidated financial statements. See Note 6 for disclosure of non-cash financing activities.

                                         KULICKE AND SOFFA INDUSTRIES, INC.
                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   (in thousands)

                                                                                                     Unrealized
                                              Common Stock                            Cumulative        Gain           Total
                                         -----------------------       Retained       Translation    (Loss) on      Shareholders'
                                           Shares        Amount        Earnings       Adjustment     Investments       Equity
                                         ---------     ---------       ---------      -----------    -----------    -------------
Balances at September 30, 1995              19,310      $  45,757      $  89,238       $  (1,348)      $      --      $ 133,647

Employer contribution to the
  401(k) plan                                   84          1,580             --              --              --          1,580
Exercise of stock options                       39            394             --              --              --            394
Tax benefit from exercise of
  stock options                                 --          1,002             --              --              --          1,002
Translation adjustment                          --             --             --            (981)             --           (981)
Net income                                      --             --         11,847              --              --         11,847
                                         ---------      ---------      ---------       ---------       ---------      ---------

Balances at September 30, 1996              19,433         48,733        101,085          (2,329)             --        147,489

Common stock sold                            3,450        101,103             --              --              --        101,103
Employer contribution to the
  401(k) plan                                   92          1,793             --              --              --          1,793
Exercise of stock options                      262          2,009             --              --              --          2,009
Tax benefit from exercise of
  stock options                                 --          1,608             --              --              --          1,608
Translation adjustment                          --             --             --            (394)             --           (394)
Net income                                      --             --         38,319              --              --         38,319
                                         ---------      ---------      ---------       ---------       ---------      ---------

Balances at September 30, 1997              23,237        155,246        139,404          (2,723)             --        291,927

Employer contribution to the
  401(k) plan                                   89          2,240             --              --              --          2,240
Exercise of stock options                       41            385             --              --              --            385
Tax benefit from exercise of
  stock options                                 --            115             --              --              --            115
Translation adjustment                          --             --             --          (1,433)             --         (1,433)
Unrealized gain on investments, net             --             --             --              --             116            116
Net loss                                        --             --         (5,440)             --              --         (5,440)
                                         ---------      ---------      ---------       ---------       ---------      ---------

Balances at September 30, 1998              23,367      $ 157,986      $ 133,964       $  (4,156)      $     116      $ 287,910
                                         =========      =========      =========       =========       =========      =========


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

Nature of Business - The Company manufactures capital equipment and packaging materials used in the assembly of semiconductors. The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry historically has been highly volatile and experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results. The Company believes such volatility will continue to characterize the industry and the Company's operations in the future.

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

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory carrying value and lives of fixed assets, goodwill and intangibles assets, valuation allowances for deferred tax assets and deferred tax liabilities for unrepatriated earnings. Actual results could differ from those estimated.

Vulnerability to Certain Concentrations - Financial instruments which may subject the Company to concentration of credit risk at September 30, 1998 and 1997 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts and packaging materials to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Accounts receivable at September 30, 1998 and 1997 included notes receivable of $524 and $50, respectively. Write-offs of uncollectible accounts have historically been insignificant.

Sales to a relatively small number of customers account for a significant percentage of the Company's net sales. In fiscal 1998, sales to Intel accounted for 17.6% of the Company's net sales. During fiscal 1997, sales to Anam (a
Korea-based customer) and Intel accounted for approximately 12.5% and 10.2%, respectively, of the Company's net sales. In fiscal 1996, sales to Intel and Anam accounted for 14.3% and 11.2%, respectively. The Company expects sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. The reduction or loss of orders from a significant customer could adversely affect the Company's business, financial condition and operating results.

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

Investments - Investments, other than cash equivalents, are classified as "trading," "available-for-sale" or "held-to-maturity," depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management's intentions with respect to holding the securities. Investments classified as "trading" are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as available-for-sale are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders' equity. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

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

Property, Plant and Equipment - Property, plant and equipment are carried at cost. The cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets are capitalized while repair and maintenance costs are expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives as follows: buildings 25 to 40 years; machinery and equipment 3 to 8 years; and leasehold improvements based on the life of lease or life of asset. Purchased computer software costs related to business and financial systems are amortized over a five year period on a straight-line basis.

Intangible Assets - Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight-line basis over the estimated period to be benefited by the acquisitions ranging from fifteen to twenty years. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the carrying value of long-lived assets, including goodwill, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the excess of cost over fair value of net assets that arose in that transaction is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. In connection with the Company's resizing efforts in fiscal 1998, the Company discontinued certain die bonder products which the Company had acquired 1994, and recorded an impairment of goodwill of $948.

Foreign Currency Translation - The U.S. dollar is the functional currency for all subsidiaries except the Company's subsidiaries in Japan, Korea, Singapore, Switzerland and Taiwan. Unrealized translation gains and losses resulting from the translation of functional currency financial statement amounts into U.S. dollars are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders' equity, in accordance with SFAS No. 52. Gain and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction gains (losses) were ($147), ($135) and $57, for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

Revenue   Recognition  -  Sales  are  recorded  upon  shipment  of  products  or performance of services. Expenses for estimated product returns, warranty and installation costs are accrued in the period of sale recognition.

Research and Development Arrangements - The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During fiscal 1998, 1997 and 1996, reductions to research and development expense related to such funding totaled $1,655, $2,018 and $2,473, respectively.

Income Taxes - Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." No provision is made for U.S. income taxes on undistributed earnings of foreign subsidiaries which are indefinitely reinvested in foreign operations.

Earnings Per Share - In the fiscal 1998 first quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128,
"Earnings Per Share," ("SFAS 128"). Under SFAS 128, basic earnings per share includes only the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128. See
Note 11.

Accounting for Stock-based Compensation - In 1995, Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. SFAS No. 123 defines the "fair value method" of accounting for stock options or similar equity instruments, pursuant to which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 permits companies to continue to account for stock option grants using the "intrinsic value method" prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and disclose the pro forma effect on net income and earnings per share as if the fair value method had been applied to stock option grants. The Company has elected to implement SFAS No. 123 on a disclosure basis only (see Note 7).

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be reported in a financial statement that is displayed with the same prominence as other financial statements. Only the impact of foreign currency translation adjustments and unrealized gains or losses on securities available for sale are expected to be disclosed as potential additional components of the Company's income under the requirements of SFAS No. 130. This Statement is effective for fiscal years beginning after December 15, 1997.

In fiscal 1998, the Company adopted Statement of Financial  Accounting  Standard
(FAS) 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosure about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see "Segment Information" Note 11).

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters for financial statements for fiscal years commencing after June 15, 1999. Management has not completed its review of SFAS 133 and has not determined the impact adoption will have on the Company's financial statements.

Reclassifications - Certain amounts in the Company's prior year financial statements have been reclassified to conform to their presentation in the current fiscal year.

NOTE 2:   RESIZING COSTS

During the quarter ended September 30, 1998, the Company announced plans to resize its work force and discontinue products due to a recent slowdown in orders for its semiconductor assembly capital equipment and to a lesser extent for its semiconductor packaging materials. As a result of the resizing activities, the Company reduced its worldwide workforce by approximately 21%. The Company recorded a total resizing charge of $8,420 for severance, impairment of goodwill associated with the 1994 acquisition of certain assets from Assembly Technologies, product discontinuation costs (primarily write-off of fixed assets and excess inventory) and other costs. The components of the resizing charge consist of the following:
                                                        Fiscal 1998
                                                        -----------

        Severance                                         $4,953
        Product discontinuation costs                      1,891
        Impairment of goodwill                               948
        Other                                                628
                                                          ------
                                                          $8,420
                                                          ======


At September 30, 1998, $3,716 of the resizing charge remains accrued on the balance sheet representing anticipated future cash payments, the majority of which will be paid in fiscal 1999. As of September 30, 1998, the Company had made $1,865 of cash payments, relating primarily to severance. The Company anticipates that there will be further charges in the first quarter of fiscal 1999 to complete the resizing activities. The aggregate amount of these additional resizing charges in the first quarter of fiscal 1999 is not expected to exceed $1,000.

Concurrent with the resizing charge in fiscal 1998 of $8,420, the Company recorded charges in its cost of goods sold of $2,362 for excess and obsolete inventory and $1,426 for purchase commitments resulting from the slowdown in orders for its semiconductor assembly equipment.

In fiscal 1996, the Company recorded a resizing charge of $2,966, in response to a rapid decline in customer demand for the Company's products. The fiscal 1996 resizing charge consisted of $1,189 for severance and $1,777 in connection with a discontinued Willow Grove facility expansion.

NOTE 3:   INVESTMENTS IN AND LOANS TO JOINT VENTURE

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") providing for the formation and management of Flip Chip Technologies, L.L.C. ("FCT"). FCT was formed to provide wafer bumping services on a contract basis and to license related technologies.

The Company owns a 51% equity interest in FCT but participates equally with Delco in the management of FCT through an Executive Committee. Accordingly, the Company accounts for its investment in FCT using the equity method, and recognizes its proportionate share of the operating results of the joint venture on the basis of its ownership interest. For income tax purposes, FCT is treated as a partnership. Accordingly, no provision for income taxes is included in FCT's separate financial statements. Rather, the Company's proportionate share of the results of FCT are reported on a pre-tax basis. Through September 30, 1998, the Company had contributed $16,800 of capital and had loaned $19,500 to FCT pursuant to three revolving loan agreements.

Subsequent to September 30, 1998 the Company signed a fourth revolving loan agreement for up to $8,000 and committed to provide additional funding, if required, in fiscal 1999. In the first quarter of fiscal 1999 FCT borrowed the remaining $2,500 available under loans issued prior to September 30, 1998 and borrowed $2,000 under the fourth loan agreement. The loans bear interest at the prime rate plus 1 1/2% (9.75% at September 30, 1998) and are secured by FCT's accounts receivable, inventory and machinery and equipment. The loans are due on various dates through November 19, 2000 with interest generally payable upon maturity. The loans are convertible, at the Company's option, into additional equity units of FCT. Under these agreements Delco also has certain rights to purchase additional equity units of FCT. On November 4, 1998, the Company notified Delco of its desire to convert the outstanding loans into additional equity units of FCT, subject to an appraisal of FCT and the value of an equity unit. Until the appraisal is completed and the conversion valuation is determined the Company cannot be certain as to if or when the conversion of the outstanding loans to FCT equity units will take place. However, due to uncertainties surrounding FCT's ability to obtain additional financing from Delco and its ability to generate short-term positive cash flow, the Company expects that beginning in fiscal 1999 it will recognize 100% of the operating results of FCT in its financial statements and it will not record interest income from its loans to FCT.

Summarized financial information of FCT for the fiscal years ended September 30, 1998 and 1997, follows:

                                                             September 30,
                                                       -------------------------
                                                         1998              1997
                                                       --------        ---------

Current assets                                         $  2,505        $  2,224
Property, plant and equipment, net                       22,318          22,951
Total assets                                             25,594          25,608
Current liabilities                                       8,535           2,697
Notes payable, net of current portion                    15,478           5,000
Members' equity                                             824          17,911

                                                           Fiscal Year Ended
                                                              September 30,
                                                       -------------------------
                                                         1998            1997
                                                       --------        ---------

Net sales                                              $  4,342        $    887
Net loss                                                (17,087)        (13,139)

NOTE 4:   INVESTMENTS

At September 30, 1998 and 1997, no short-term investments were classified as trading. Investments, excluding cash equivalents, consisted of the following at September 30, 1998 and 1997:

                                                              September 30, 1998                           September 30, 1997
                                                        -------------------------------             --------------------------------
                                                                  Unrealized                                  Unrealized
                                                         Fair       Gains/       Cost                Fair       Gains/        Cost
Available-for-sale:                                      Value    (Losses) (1)   Basis               Value      (Losses)      Basis
------------------                                      ------    ------------  -------             -------   ----------     -------
U.S. Treasuries                                         $ 2,355     $    21     $ 2,334             $    --          --      $    --
Corporate debt securities                                28,067         136      27,931                  --
Adjustable rate notes                                        --          --          --               5,062          --        5,062
                                                        -------     -------     -------             -------     -------      -------
Short-term investments
  classified as available
  for sale                                              $30,422     $   157     $30,265             $ 5,062     $    --      $ 5,062
                                                        =======     =======     =======             =======     =======      =======

Held-to-maturity:
Corporate bonds with weighted
  average maturity less than
  three years                                           $    --          --          --             $ 2,898     $   (22)     $ 2,920
                                                        =======     =======                         =======     =======

Less: Short-term investments
  classified as held-to maturity                                                     --                                        2,920
                                                                                -------                                      -------
Held-to-maturity investments
  maturing after one year, within five years                                    $    --                                      $    --
                                                                                =======                                      =======

(1) The after-tax unrealized gain of $116 is recorded as a direct adjustment to shareholders' equity at September 30,1998.

NOTE 5:   BALANCE SHEET COMPONENTS



                                                              September 30,
                                                       -------------------------
Inventories:                                             1998             1997
                                                       --------        --------
Raw materials and supplies                             $ 28,062        $ 26,705
Work in process                                          11,381          15,262
Finished goods                                           23,788          16,480
                                                       --------        --------
                                                         63,231          58,447
Inventory reserves                                      (15,658)        (12,845)
                                                       --------        --------
                                                       $ 47,573        $ 45,602
                                                       ========        ========

                                                             September 30,
                                                       -------------------------
                                                         1998             1997
                                                       --------        --------
Property, Plant and Equipment:
Land                                                   $  1,453        $  1,453
Buildings and building improvements                      21,124          19,583
Machinery and equipment                                  72,992          63,187
Leasehold improvements                                    4,289           4,039
                                                       --------        --------
                                                         99,858          88,262
Accumulated depreciation                                (51,589)        (42,614)
                                                       --------        --------
                                                       $ 48,269        $ 45,648
                                                       ========        ========

Accrued expenses at September 30, 1998 and 1997 include $10,981 and $13,455, respectively, for accrued wages, incentives and vacations.

NOTE 6:   DEBT OBLIGATIONS

At September 30, 1998 and 1997, the Company's debt obligations consisted entirely of capital lease obligations which mature in fiscal 1999. Interest paid on the Company's debt obligations totaled $262, $2,331 and $3,288, in fiscal 1998, 1997 and 1996, respectively.

On March 26, 1998, the Company renegotiated the terms of its bank credit facilities resulting in an Amended and Restated Loan Agreement providing for a $60,000 revolving credit facility expiring on March 26, 2003. The new revolving credit facility provides for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus .4% to .8% depending on the Company's leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

The Amended and Restated Loan Agreement is guaranteed by certain of the Company's domestic subsidiaries and requires the Company maintain certain financial covenants including a leverage ratio and an interest coverage ratio or liquidity ratio. The Amended and Restated Loan Agreement also limits the Company's ability to mortgage, pledge or dispose of a material portion of its assets and imposes restrictions on the Company's investments and acquisitions. There were no borrowings under this bank credit facility during fiscal 1998. The Company was in compliance with the covenants of the Amended and Restated Loan Agreement as of September 30, 1998.

On October 2, 1995, the Company borrowed $15,000 under its bank credit facility to fund the cash portion of the purchase price for the outstanding stock of Circle "S" Industries, Inc., the parent corporation of American Fine Wire Corporation ("AFW"), and also issued promissory notes totaling $34,395 to certain selling shareholders of Circle "S." The promissory notes were repaid in full on January 5, 1996, together with accrued interest thereon. To finance the repayment of the promissory notes, on January 5, 1996, the Company borrowed the remaining $35,000 available under a term credit facility. Borrowings under the $50,000 term credit facility bore interest at the LIBOR rate plus 50 basis points. Such borrowings were repaid in full in May 1997.

NOTE 7:   SHAREHOLDERS' EQUITY

Common Stock

In May 1997, the Company completed the sale of 3,450,000 shares of its common stock in an underwritten offering, resulting in net proceeds to the Company approximating $101,103. A portion of these proceeds was used to repay the $50,000 outstanding balance under the Company's existing bank revolving credit facility.

Stock Option Plans

The Company has four employee stock option plans for officers and key employees (the "Employee Plans") pursuant to which options have been or may be granted at 100% of the market price of the Company's Common Stock on the date of grant. Options may no longer be granted under three of the plans. Options granted under the Employee Plans are exercisable at such dates as are determined in connection with their issuance, but not later than ten years after the date of grant.

The following summarizes all employee stock option activity for the three years ended September 30, 1998:


                                                                September 30,
                              ------------------------------------------------------------------------------------
                                              1998                            1997                           1996
                                             --------                       --------                       --------
                                             Average                        Average                        Average
                                             Exercise                       Exercise                       Exercise
                              Options         Price          Options         Price         Options           Price
                              -------        --------        -------        --------       -------         --------
                                                     (Share amounts in thousands)
Options outstanding at
 beginning of period           1,072          $15.05            815          $15.08            618          $ 6.93
Granted or reissued            1,300          $20.64            552          $12.00            259          $32.84
Exercised                        (41)         $ 9.62           (231)         $ 7.72            (37)         $ 6.24
Terminated or canceled          (151)         $22.36            (64)         $15.94            (25)         $10.60
                              ------                         ------                         ------
Options outstanding at
 end of period                 2,180          $17.98          1,072          $15.05            815          $15.08
                              ======                         ======                         ======

Options exercisable at
 end of period                   317          $13.79            132          $12.35            223          $ 6.47
                              ======                         ======                         ======

The Company also maintains two stock option plans for non-officer directors (the "Director Plans") pursuant to which options to purchase 5,000 shares of the Company's Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options can no longer be granted under one of these plans. Options to purchase 166,000 shares at an average exercise price of $18.71 were outstanding under the Director Plans at September 30, 1998, of which options to purchase 64,000 shares were currently exercisable. Options to purchase 1,000 shares under the Director Plans were exercised during 1998.

At September 30, 1998, 2,229,000 shares were reserved for issuance in connection with the Company's employee stock option plans and 566,000 shares were reserved for issuance in connection with the Company's director stock option plans.

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

The following assumptions were employed to estimate the fair value of stock options granted to employees:

                                                     Fiscal Year Ended
                                                       September 30,
                                                 -------------------------------
                                                 1998         1997         1996
                                                 ------     -------      -------

Expected dividend yield                           0.00      $ 0.00       $ 0.00
Expected stock price volatility                  73.00%      71.00%       71.00%
Risk-free interest rate                           5.40%       6.16%        6.16%
Expected life (years)                                7           6            6

For pro forma purposes, the estimated fair value of the Company's stock options to employees is amortized over the options' vesting period. The Company's pro forma information follows:

                                                                         Fiscal Year Ended
                                                                            September 30,
                                                             -----------------------------------------
                                                               1998            1997            1996
                                                             ----------     ----------      ----------
Weighted average fair value of options granted               $    15.18     $     8.22      $    22.47
Net income - as reported                                     $   (5,440)    $   38,319      $   11,847
Net income - pro forma                                       $   (8,040)    $   37,069      $   11,120
Earnings per share - as reported, diluted                    $    (0.23)    $     1.79      $     0.60
Earnings per share - pro forma, diluted                      $    (0.35)    $     1.72      $     0.56

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

Net pension cost for the U.S. plan comprises the following:

                                                                                 Fiscal Year Ended September 30,
                                                                          --------------------------------------------
                                                                            1998              1997               1996
                                                                          --------          --------          --------
Service cost-benefits earned
 during the period                                                        $     --          $     --          $    151
Interest cost on projected
 benefit obligations                                                           840               776               760
Recognition of prior unrecognized loss                                          --                --             1,050
Recognition of net curtailment gain                                             --                --            (1,050)
Actual return on plan assets                                                  (490)             (980)             (570)
Net amortization and deferral                                                 (335)              260              (250)
Recognition of past service costs                                             --                  --                75
                                                                          --------          --------          --------
Net pension expense of U.S. plan                                          $     15          $     56          $    166
                                                                          ========          ========          ========

Weighted average discount rate                                                7.50%             7.50%             7.50%
Rate of increase in future compensation                                          *                 *                 *
Expected long-term return on assets                                           8.00%             7.00%             7.00%

*  Not applicable due to the December 31, 1995 benefit freeze

The funded status of the U.S. plan follows:

                                                                                                   September 30,
                                                                                            --------------------------
                                                                                              1998              1997
                                                                                            --------          --------
Vested accumulated benefit obligation                                                       $ 11,802          $ 11,198
                                                                                            ========          ========
Projected benefit obligation for service
 rendered to date                                                                           $ 11,802          $ 11,198
Plan assets at fair value, primarily mutual
 fund investments and U.S. Treasury bills                                                     10,542            10,372
                                                                                            --------          --------
 Excess of projected benefit obligation
 over plan assets                                                                             (1,260)             (826)
Unrecognized net loss                                                                          1,749             1,245
                                                                                            --------          --------
Prepaid pension cost                                                                        $    489          $    419
                                                                                            ========          ========

The Company's foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. The Company believes these plans are substantially fully funded as to vested benefits. On a consolidated basis, pension expense was $914, $991 and $629, in fiscal 1998, 1997 and 1996, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 30% to 175% of the employees' contributions. The Company's contributions under this plan totaled $2,240, $1,793 and $1,580, in fiscal 1998, 1997 and 1996, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 9:  INCOME TAXES

Income before income taxes consisted of the following:


                                                                               Fiscal Year Ended September 30,
                                                                      ----------------------------------------------
                                                                        1998               1997               1996
                                                                      --------           --------          --------
United States operations                                              $(17,953)          $ 32,879           $   (361)
Foreign operations                                                      10,596             18,903             15,991
                                                                      --------           --------           --------
                                                                      $ (7,357)          $ 51,782           $ 15,630
                                                                      ========           ========           ========

The provision for income taxes included the following:


                                                                               Fiscal Year Ended September 30,
                                                                      ----------------------------------------------
                                                                        1998               1997               1996
                                                                      --------           --------           --------
     Current:
        Federal                                                       $ (7,210)          $  8,722           $  2,523
        State                                                               50                700                 25
        Foreign                                                          4,155              3,797              3,360
     Deferred:
        Federal                                                            840                244             (2,625)
        Foreign                                                            248               --                  500
                                                                      --------           --------           --------
                                                                      $ (1,917)          $ 13,463           $  3,783
                                                                      ========           ========           ========

The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:


                                                                               Fiscal Year Ended September 30,
                                                                      ----------------------------------------------
                                                                        1998               1997               1996
                                                                      --------           --------           --------
Computed income tax expense (benefit) based on
  U.S. statutory rate                                                 $ (2,575)          $ 18,124           $  5,471
Effect of earnings of foreign subsidiaries
  subject to different tax rates                                          (289)            (1,212)            (1,017)
Benefits from Israeli Approved Enterprise Zones                         (1,532)            (1,049)            (1,660)
Benefits of net operating loss and tax credit
  carryforwards and change in valuation allowance                         (951)            (1,819)              --
Non-deductible goodwill amortization                                       677                659                613
Provision for repatriation of certain foreign
 earnings, including foreign withholding taxes                           3,298               --                  500
Effect of revisions of prior year's estimated taxes                       (779)              (205)               562
Benefits of Foreign Sales Corporation                                     --                 (985)            (1,027)
Other, net                                                                 234                (50)               341
                                                                      --------           --------           --------
                                                                      $ (1,917)          $ 13,463           $  3,783
                                                                      ========           ========           ========

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $21,371 at September 30, 1998. Such undistributed earnings are intended to be indefinitely reinvested in foreign operations.

Undistributed earnings approximating $73,000 are not considered to be indefinitely reinvested in foreign operations. Accordingly, as of September 30, 1998, deferred tax liabilities of $12,264 including withholding taxes but net of estimated foreign tax credits, have been provided.

Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities as measured by the current tax rates. The net deferred tax balance is composed of the tax effects of cumulative temporary differences, as follows:

                                                       September  30,
                                                 --------------------------
                                                   1998              1997
                                                 --------          --------
Repatriation of foreign earnings,
 including foreign withholding taxes             $ 12,264          $  3,711
Depreciable assets                                  2,073             1,832
Prepaid expenses and other                            831               906
                                                 --------          --------
Total deferred tax liability                       15,168             6,449
                                                 --------          --------

Inventory reserves                                  3,299             2,846
Warranty accrual                                      750             1,461
Other accruals and reserves                         3,621             1,875
Acquired domestic NOL carryforwards                 3,894             2,162
Foreign NOL carryforwards                           4,436             2,492
Domestic tax credits carryforward                   6,730              --
Deferred intercompany profit                        2,137             1,788
                                                 --------          --------
                                                   24,867            12,624
Valuation allowance                                (7,091)           (4,654)
                                                 --------          --------

Total deferred tax asset                           17,776             7,970
                                                 --------          --------

Net deferred tax asset                           $  2,608          $  1,521
                                                 ========          ========

Realization of deferred tax assets associated with the net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the respective tax jurisdictions. The Company believes there is a risk that certain of these net operating loss carryforwards may expire unused and, accordingly, has established certain valuation allowances. The valuation allowance at September 30, 1998 relates to acquired domestic net operating loss carryforwards expiring through the year 2010 whose realization is limited to the U.S. earnings of the acquired company, and foreign net operating loss carryforwards which are scheduled to expire through the 2003 fiscal year. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if the Company's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. In the event the tax benefits relating to acquired net operating loss carryforwards are realized, such benefits would reduce the recorded amount of goodwill.

The IRS is currently auditing the Company's federal income tax returns for fiscal 1995, 1996 and 1997. Management believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position or results of operations.

The Company paid income taxes of $8,817, $9,965 and $11,699, in fiscal 1998, 1997 and 1996, respectively.

NOTE 10:  SEGMENT INFORMATION

In fiscal 1998, the Company adopted FAS 131. The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

The Company operates primarily in two industry segments, the equipment segment and the packaging materials segment. The equipment segment designs, manufactures and markets capital equipment and related spare parts for use in the semiconductor assembly process. The equipment segment also services, maintains, repairs and upgrades assembly equipment. The packaging materials business segment designs, manufactures and markets consumable packaging materials for use on the equipment the company markets in the equipment segment as well as on competitors' equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment. The product of both segments are for sale to semiconductor device manufacturers.

The table below presents information about reported segments:


                                                                           Packaging         Corporate and
                                                       Equipment           Materials          Reconciling          Consolidated
Fiscal Year Ended September 30, 1998                    Segment             Segment              Items                 Total
------------------------------------                   ---------           ---------         -------------         ------------
Net sales                                              $ 302,107           $ 108,933           $      --            $ 411,040
Cost of goods sold                                       191,948              82,259                  --              274,207
                                                       ---------           ---------           ---------            ---------
Gross profit                                             110,159              26,674                  --              136,833
Operating expenses                                       101,099              22,829               8,641              132,569
Resizing costs                                             5,984               1,724                 712                8,420
                                                       ---------           ---------           ---------            ---------
Income (loss) from operations                          $   3,076           $   2,121           $  (9,353)           $  (4,156)
                                                       =========           =========           =========            =========

Segment assets                                         $ 129,568           $  78,318           $ 134,698            $ 342,584
Capital expenditures                                      12,809               3,253                  --               16,062
Depreciation expense                                       7,285               3,611                  --               10,896

                                                                           Packaging         Corporate and
                                                       Equipment           Materials          Reconciling          Consolidated
Fiscal Year Ended September 30, 1998                    Segment             Segment              Items                 Total
------------------------------------                   ---------           ---------         -------------         ------------
Net sales                                              $ 391,721           $ 110,186           $      --            $ 501,907
Cost of goods sold                                       228,854              89,148                  --              318,002
                                                       ---------           ---------           ---------            ---------
Gross profit                                             162,867              21,038                  --              183,905
Operating expenses                                        97,143              21,029               8,070              126,242
                                                       ---------           ---------           ---------            ---------
Income (loss) from operations                          $  65,724           $       9           $  (8,070)           $  57,663
                                                       =========           =========           =========            =========

Segment assets                                         $ 159,124           $  87,973           $ 129,722            $ 376,819
Capital expenditures                                       7,749               5,767                  --               13,516
Depreciation expense                                       5,977               2,968                  --                8,945

                                                                           Packaging         Corporate and
                                                       Equipment           Materials          Reconciling          Consolidated
Fiscal Year Ended September 30, 1998                    Segment             Segment              Items                 Total
------------------------------------                   ---------           ---------         -------------         ------------
Net sales                                              $ 287,234           $  93,942           $      --            $ 381,176
Cost of goods sold                                       163,844              75,270                  --              239,114
                                                       ---------           ---------           ---------            ---------
Gross profit                                             123,390              18,672                  --              142,062
Operating expenses                                        99,549              14,563               7,566              121,678
Resizing costs                                             2,966                  --                  --                2,966
                                                       ---------           ---------           ---------            ---------
Income (loss) from operations                          $  20,875           $   4,109           $  (7,566)           $  17,418
                                                       =========           =========           =========            =========

Segment assets                                         $ 112,762           $  76,365           $  60,427            $ 249,554
Capital expenditures                                       9,669               8,359                  --               18,028
Depreciation expense                                       5,379               1,800                  --                7,179

(1)  Restated to reflect fiscal 1998 presentation

Intersegment sales are immaterial. Operating expenses identified as Corporate and Reconciling Items consist entirely of corporate expenses. Assets identified as Corporate and Reconciling Items consist of all cash and short-term investments of the Company, the Company's equity investment in FCT and corporate income tax assets.

The Company's market for its products is worldwide. The table below presents destination sales to unaffiliated customers and long-lived assets by country:


                                                   Destination          Long-Lived
Fiscal year ended September 30, 1998                  Sales               Assets
------------------------------------               -----------          ----------
                Taiwan                              $ 82,957            $    660
                United States                         82,053             123,308
                Philippines                           70,675                 796
                Malaysia                              63,817                 149
                Singapore                             18,932              39,095
                Korea                                 15,205                 309
                Hong Kong(1)                          14,815               6,863
                Israel                                 1,397              24,834
                All other                             61,189              11,872
                                                    --------            --------
                                                    $411,040            $207,886
                                                    ========            ========


               (1) The reduction in assets from $44,526 in fiscal 1997 to $6,863 in fiscal 1998 was due to lower accounts receivable resulting from the centralization of the Company's invoicing practices, for equipment sales, to the US.

                                                   Destination          Long-Lived
Fiscal year ended September 30, 1998                  Sales               Assets
------------------------------------               -----------          ----------
                Taiwan                              $109,822            $    424
                Korea                                 97,370                 185
                United States                         74,817             122,061
                Malaysia                              66,231                 127
                Philippines                           39,435                  --
                Singapore                             26,825              42,762
                Hong Kong                             13,990              44,526
                Israel                                   731              25,872
                All other                             72,686              11,140
                                                    --------            --------
                                                    $501,907            $247,097
                                                    ========            ========

                                                   Destination          Long-Lived
Fiscal year ended September 30, 1998                  Sales               Assets
------------------------------------               -----------          ----------
                 United States                      $ 79,609            $ 94,842
                 Korea                                62,092                 128
                 Taiwan                               55,110                 281
                 Malaysia                             54,514                  64
                 Philippines                          35,142                  --
                 Singapore                            16,060              42,096
                 Hong Kong                             8,766              27,430
                 Israel                                1,312              21,855
                 All other                            68,571               2,431
                                                    --------            --------
                                                    $381,176            $189,127
                                                    ========            ========

Sales to a relatively small number of customers account for a significant percentage of the Company's net sales. In fiscal 1998, sales to Intel accounted for 17.6% of the Company's net sales. During fiscal 1997, sales to Anam (a
Korea-based customer) and Intel accounted for approximately 12.5% and 10.2%, respectively, of the Company's net sales. In fiscal 1996, sales to Intel and Anam accounted for 14.3% and 11.2%, respectively. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

NOTE 11:  OTHER FINANCIAL DATA

In July 1998, the Company decided to discontinue the manufacture and sale of a line of products acquired in July 1994 from Assembly Technologies. As a consequence, no future cash flows from this product line were anticipated and $948 of goodwill arising from this acquisition was written off in the Company's fiscal 1998 fourth quarter, in accordance with the provisions of SFAS 121.

Maintenance and repairs expense totaled $3,582, $4,316 and $5,185 for fiscal 1998, 1997 and 1996, respectively. Warranty and retrofit expense was $4,796, $5,788 and $2,326 for fiscal 1998, 1997 and 1996, respectively.

Rent  expense  for fiscal  1998,  1997 and 1996 was  $2,997,  $3,191 and $2,540,
respectively.

A reconciliation of weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:


                                                      (Shares in thousands)
                                                 Fiscal Year Ended September 30,
                                                 -------------------------------
                                                     1998      1997      1996
                                                    ------    ------    ------
Weighted average shares outstanding - Basic         23,301    20,871    19,375
Potentially dilutive securities:
    Employee stock options                            *          557       413
                                                    ------    ------    ------
Weighted average shares outstanding - Diluted       23,301    21,428    19,788
                                                    ======    ======    ======

* Due to the Company's net loss for the fiscal year ended September 30, 1998, all potentially dilutive securities are deemed to be antidilutive.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2003. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows:
$1,778 in 1999;  $1,404 in 2000;  $582 in 2001; $473 in 2002; $53 in 2003 and $1
thereafter.

The Company entered into a joint venture agreement, in September 1998, to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. The Company has committed to invest up to $6,000 in this joint venture.

From time to time, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In such cases, the Company will defend against claims or negotiate licenses where considered appropriate. In addition, certain of the Company's customers have received notices of infringement from the Lemelson Medical, Education and Research Foundation Limited Partnership (the "Lemelson Foundation"), alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by the Lemelson Foundation. This activity increased substantially in 1998, since in June of this year the Lemelson Foundation settled its suit against the Ford Motor Company, and entered into License Agreements with Ford, GM and Chrysler. Since then a number of the Company's customers, including Intel, have been sued by the Lemelson Foundation. Certain customers have requested that the Company defend and indemnify them against the claims of the Lemelson Foundation or to contribute to any settlement the customer reaches with the Lemelson Foundation. To date, however, no customer who has settled with the Lemelson Foundation has, after settlement, sought contribution from the Company. The Company has received opinions from its outside patent counsel with respect to certain of the Lemelson Foundation patents. The Company is not aware that any equipment marketed by the Company, or process performed by such equipment infringe on the Lemelson Foundation patents in question and does not believe that the Lemelson Foundation matter or any other pending intellectual property claim will have a material adverse effect on its business, financial condition or operating results. However, the ultimate outcome of any infringement or misappropriation claim affecting the Company is uncertain and there can be no assurances that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition and operating results.

The Israeli government has funded a portion of the research and development costs related to certain products. The Company is contingently liable to repay such funding through royalties to the Israeli government. Royalty payments are due only upon sale of the funded products, are computed at varying rates from 2% to 5% of such sales, and are limited to the amounts received from the Israeli government. Royalty payments to the Israeli government for the fiscal years ended September 30, 1998, 1997 and 1996 totaled $286, $148 and $351, respectively. At September 30, 1998, the Company was contingently liable for royalties approximating $2,015 related to potential future product sales.

NOTE 13:  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Financial information pertaining to quarterly results of operations follows:


Year ended                                            First           Second            Third            Fourth
September 30, 1998:                                  Quarter          Quarter          Quarter          Quarter (1)          Total
-------------------                                 ---------        ---------        ---------         --------          ----------
Net sales                                           $ 123,111        $ 120,060        $  91,693         $  76,176         $ 411,040
Gross profit                                           45,345           45,987           30,185            15,316           136,833

Income (loss) from operations (2)                      10,630           12,987           (3,202)          (24,571)           (4,156)

Income (loss) before income taxes                   $   9,748        $  11,894        $  (4,222)        $ (24,777)        $  (7,357)
Income tax expense (benefit)                            2,924            2,703           (1,098)           (6,446)           (1,917)
                                                    ---------        ---------        ---------         ---------         ---------

Net income (loss)                                   $   6,824        $   9,191        $  (3,124)        $ (18,331)        $  (5,440)
                                                    =========        =========        =========         =========         =========
Net income (loss) per share:
  Basic                                             $    0.29        $    0.39        $   (0.13)        $   (0.79)        $   (0.23)
  Diluted                                           $    0.29        $    0.39        $   (0.13)        $   (0.79)        $   (0.23)

Year ended                                            First           Second            Third            Fourth
September 30, 1997:                                  Quarter          Quarter          Quarter          Quarter (1)          Total
-------------------                                 ---------        ---------        ---------         --------          ----------

Net sales                                           $  81,844        $ 121,491        $ 146,380         $ 152,192         $ 501,907
Gross profit                                           28,781           45,235           53,836            56,053           183,905

Income from operations (2)                              1,861           14,727           19,901            21,174            57,663

Income before income taxes                          $     598        $  12,904        $  18,100         $  20,180         $  51,782
Income tax expense                                        179            3,602            4,571             5,111            13,463
                                                    ---------        ---------        ---------         ---------         ---------

Net income                                          $     419        $   9,302        $  13,529         $  15,069         $  38,319
                                                    =========        =========        =========         =========         =========
Net income per share:
  Basic                                             $    0.02        $    0.47        $    0.64         $    0.65         $    1.84
  Diluted                                           $    0.02        $    0.46        $    0.62         $    0.63         $    1.79


(1) Results for the fourth quarter of fiscal 1998 include a charge of $8,420 consisting of $4,953 of severance, $1,891 of product discontinuation costs, $948 of goodwill write-off and $628 of other costs, in connection with the resizing of the Company's work force and product lines resulting from a slowdown in customer orders (see Note 2 to above).

(2) Represents net sales less costs and expenses but before net interest expense, equity loss in joint venture and other expense.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Flip Chip Technologies, LLC:


We have audited the accompanying balance sheets of FLIP CHIP TECHNOLOGIES, LLC (the Company; a Delaware limited liability company) as of September 30, 1998 and 1997, and the related statements of operations, members' equity and cash flows for each of the two years in the period ended September 30, 1998, and for the period from inception (February 28, 1996) through September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flip Chip Technologies, LLC as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1998, and for the period from inception (February 28, 1996) through September 30, 1996, in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP

Phoenix, Arizona,
   November 19, 1998.

                           FLIP CHIP TECHNOLOGIES, LLC

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997


                                     ASSETS                            1998                        1997
                                                                   ------------               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                       $  1,269,566               $  1,823,799
   Accounts receivable                                                1,052,161                    298,819
   Receivable from Member                                                58,583                         --
   Materials inventory                                                   89,091                     62,576
   Prepaid expenses                                                      35,464                     38,918
                                                                   ------------               ------------

                  Total current assets                                2,504,865                  2,224,112

PROPERTY, PLANT AND EQUIPMENT, net                                   22,317,827                 22,951,374

OTHER ASSETS                                                            771,803                    432,538
                                                                   ------------               ------------

                                                                   $ 25,594,495               $ 25,608,024
                                                                   ============               ============

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $  1,721,686               $    805,218
   Accrued compensation and related taxes                               742,438                    878,501
   Payable to Members                                                        --                    726,231
   Accrued interest, current portion                                    559,966                     60,000
   Other accrued expenses                                               511,249                    227,077
   Notes payable to Members, current portion                          5,000,000                         --
                                                                   ------------               ------------

                  Total current liabilities                           8,535,339                  2,697,027

ACCRUED INTEREST, net of current portion                                757,423                         --

NOTES PAYABLE TO MEMBERS, net of current portion                     15,478,142                  5,000,000

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY:
   Members' contributions                                            33,000,000                 33,000,000
   Accumulated deficit                                              (32,176,409)               (15,089,003)
                                                                   ------------               ------------

                  Total members' equity                                 823,591                 17,910,997
                                                                   ------------               ------------

                                                                   $ 25,594,495               $ 25,608,024
                                                                   ============               ============

      The accompanying notes are an integral part of these balance sheets.

                           FLIP CHIP TECHNOLOGIES, LLC


                            STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1996)
                           THROUGH SEPTEMBER 30, 1996


                                       1998            1997            1996
                                   ------------    ------------    ------------

NET REVENUE                        $  4,342,133    $    887,332    $     98,639

COST OF MANUFACTURING                15,195,257       9,264,540         629,954
                                   ------------    ------------    ------------

          Gross margin              (10,853,124)     (8,377,208)       (531,315)

OPERATING EXPENSES:
   Technology development               530,816         507,467          85,521
   Sales and marketing                2,524,974       2,574,042         656,171
   General and administrative         1,805,229       1,735,161         745,236
   Licensing                            214,033              --              --
                                   ------------    ------------    ------------

                                      5,075,052       4,816,670       1,486,928
                                   ------------    ------------    ------------

LOSS FROM OPERATIONS                (15,928,176)    (13,193,878)     (2,018,243)
                                   ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                       55,865         118,095          68,708
   Other income                          53,023              --              --
   Interest expense                  (1,268,118)        (63,685)             --
                                   ------------    ------------    ------------

                                     (1,159,230)         54,410          68,708
                                   ------------    ------------    ------------

NET LOSS                           $(17,087,406)   $(13,139,468)   $ (1,949,535)
                                   ============    ============    ============


        The accompanying notes are an integral part of these statements.

                           FLIP CHIP TECHNOLOGIES, LLC


                          STATEMENTS OF MEMBERS' EQUITY

               FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1996)
                           THROUGH SEPTEMBER 30, 1996


                                      Members'      Accumulated
                                   Contributions      Deficit          Total
                                   -------------   ------------    ------------
BALANCE, February 28, 1996          $         --   $         --    $         --

   Contributions of cash               5,000,000             --       5,000,000

   Net loss                                   --     (1,949,535)     (1,949,535)
                                    ------------   ------------    ------------

BALANCE, September 30, 1996            5,000,000     (1,949,535)      3,050,465

   Contributions of cash              28,000,000             --      28,000,000

   Net loss                                   --    (13,139,468)    (13,139,468)
                                    ------------   ------------    ------------

BALANCE, September 30, 1997           33,000,000    (15,089,003)     17,910,997

   Net loss                                   --    (17,087,406)    (17,087,406)
                                    ------------   ------------    ------------

BALANCE, September 30, 1998         $ 33,000,000   $(32,176,409)   $    823,591
                                    ============   ============    ============


        The accompanying notes are an integral part of these statements.

                           FLIP CHIP TECHNOLOGIES, LLC

                            STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND
                FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1996)
                           THROUGH SEPTEMBER 30, 1996


                                                                  1998            1997            1996
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(17,087,406)   $(13,139,468)   $ (1,949,535)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities-
       Depreciation                                              3,964,021       2,146,314           4,247
       Changes in assets and liabilities:
         Increase in accounts receivable                          (753,342)       (231,176)        (67,643)
         Increase in receivable from Member                        (58,583)             --              --
         Increase in materials inventory                           (26,515)        (62,576)             --
         Decrease (increase) in prepaid expenses                     3,454          (9,706)        (29,212)
         Increase in other assets                                 (339,265)       (229,038)       (203,500)
         Increase in accounts payable                              916,468          89,979         715,239
         Increase (decrease) in accrued construction costs              --      (2,504,737)      2,504,737
         (Decrease) increase in accrued compensation and
           related taxes                                          (136,063)        714,588         163,913
         (Decrease) increase in payable to Members                (726,231)        564,333         161,898
         Increase in accrued interest                            1,257,389          60,000              --
         Increase in other accrued expenses                        284,172         208,798          18,279
                                                              ------------    ------------    ------------

                  Net cash (used in) provided by
                     operating activities                      (12,701,901)    (12,392,689)      1,318,423
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                    (3,330,474)    (20,433,227)     (4,668,708)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Member contributions                                                 --      28,000,000       5,000,000
   Proceeds from loan from member                               15,478,142       5,000,000              --
                                                              ------------    ------------    ------------

                  Net cash provided by financing activities     15,478,142      33,000,000       5,000,000
                                                              ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                    (554,233)        174,084       1,649,715

CASH AND CASH EQUIVALENTS, beginning of period                   1,823,799       1,649,715              --
                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                      $  1,269,566    $  1,823,799    $  1,649,715
                                                              ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                     $         --    $         --    $         --
                                                              ============    ============    ============

        The accompanying notes are an integral part of these statements.

                           FLIP CHIP TECHNOLOGIES, LLC


                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996




(1)  NATURE OF OPERATIONS:

     Company Profile

Flip Chip Technologies, LLC (the Company), a Delaware limited liability company formed on February 28, 1996, operates under an operating agreement (the Operating Agreement) between members Delphi-Delco Electronics System (Delco) and Kulicke & Soffa Holdings, Inc. (K&S).

The Company entered into a technology transfer agreement (the Technology Transfer Agreement) with Delco which permits the Company to use and sublicense Delco's Flex-On-Cap bumping technology to provide wafer solder-bumping and related services. The Company's manufacturing facility and corporate offices are located in Phoenix, Arizona.

     Commencement of Operations

The Company incurred significant expenses to commence manufacturing operations, which has resulted in an accumulated deficit of $32,176,409 at September 30, 1998. The Company entered into a Convertible Revolving Loan Agreement with K&S that provides the Company with access up to an additional $8 million in funding (see Note 3). The Company's forecast for the year ended September 30, 1999 indicates that this funding is adequate to meet forecasted cash requirements, in excess of cash generated from operations, for the year then ended. Should the Company encounter cash requirements in excess of the additional $8 million, management expects and has obtained written representation indicating that K&S will fund additional cash requirements in excess of current forecasts. In addition, on November 4, 1998, K&S elected to convert $21.5 million of debt to capital contribution (see Note 9).

     Strategy

The markets for the Company's technology are presently served by a host of companies utilizing different wafer technologies which have significant investments in their respective technologies. The Company's operating results will depend to a significant extent on its ability to attract new customers to use the Company's wafer bumping and finishing technology. The Company has developed a plan to provide wafer bumping and finishing services to customers and to sublicense the technology to those customers who desire to use the technology in-house. The Company believes that its technology will be accepted by a sufficient number of customers to sustain future profitable operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Revenue Recognition

Revenue is recognized on the accrual basis after the wafer bumping process has been completed and the product has been shipped to the customer.

     Research and Development

The Company is involved with developing new wafer bumping technologies. In addition, Delco, under the Technology Transfer Agreement, is obligated to provide certain technologies to the Company currently being, or to be, developed. Expenses to develop new technology are included in technology development in the accompanying statements of operations.

     Cash and Cash Equivalents

Cash equivalents consist of investments in a money market account. The cash equivalents are recorded at cost, which approximates market value of $1,163,325 and $1,812,072 at September 30, 1998 and 1997, respectively.

     Materials Inventory

Materials inventory are recorded at cost and consist of raw materials used in the wafer bumping process.

     Significant Customers

Two customers each represented 26% of total revenue for the year ended September 30, 1998, and 20% and 37% of total accounts receivable, respectively, at September 30, 1998.

     Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from three to five years for machinery and equipment.

Building  improvements  consist  of costs  incurred  related  to the  design and construction of leasehold improvements on the Company's manufacturing and corporate headquarters in Phoenix, Arizona. The improvements are being depreciated using the straight-line method over the initial term of the lease, which is ten years. Depreciation expense was $3,964,021, $2,146,314 and $4,247 in fiscal years 1998, 1997 and 1996, respectively. Property, plant and equipment consisted of the following at September 30:

                                                       1998            1997
                                                   ------------    ------------

   Furniture, fixtures and computer equipment      $    595,101    $    440,692
   Building improvements                             11,815,757      11,876,546
   Machinery and equipment used in manufacturing     16,021,551      12,784,697
                                                   ------------    ------------
                                                     28,432,409      25,101,935
   Accumulated depreciation                          (6,114,582)     (2,150,561)
                                                   ------------    ------------

                                                   $ 22,317,827    $ 22,951,374
                                                     ============  ============

     Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses are stated at cost, which approximates fair value, because of the short maturity of these financial instruments. The Company's long-term debt bears interest at average interest rates which approximate market rates at September 30, 1998.

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Other Assets

At September 30, 1998, other assets includes approximately $203,000 of deposits on the building lease, $141,000 of utility deposits, unamortized lease payments of $336,000 and $91,000 of deposits on equipment. Unamortized lease payments are amortized straight-line over the term of the lease. At September 30, 1997, other assets included approximately $203,000 of deposits on the building lease, $88,000 of deposits on equipment, and $141,000 of utility deposits.

     Income Taxes

The Company, with the consent of its members, is a limited liability company which qualifies for tax treatment as a partnership for federal and state income tax purposes. As a result, the Company's results of operations are included in the income tax returns of its members. Therefore, the accompanying financial statements do not include any provisions for income taxes.

     Recently Issued Accounting Statements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in June 1997. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is required to adopt these statements during its fiscal year ending September 30, 1999 or later. The adoption of these new standards are not expected to have a material impact on the Company's financial statements.

(3)  NOTES PAYABLE TO MEMBERS:

As of September 30, 1998, the Company has entered into three separate loan agreements with K&S to borrow up to a total of $22 million. The notes carry interest rates of prime (8.25% at September 30, 1998) plus 1.5% and mature two years from the agreement dates. K&S has the option to convert these notes and accrued interest to capital contributions, and Delco has the option to match the capital contributions resulting from the conversion of the June 1997 and October 1997 loans. The notes are secured by accounts receivable, inventory, and machinery and equipment. Loan information as of September 30 is as follows:

                                                      Total Advances             Accrued Interest
                                                 -------------------------   -------------------------
  Note Date          Amount         Maturity        1998          1997          1998          1997
-------------      -----------   -------------   -----------   -----------   -----------   -----------
June 1997          $ 5,000,000   June 1999       $        --   $ 5,000,000   $   559,966   $    60,000
October 1997         5,000,000   October 1999      5,000,000            --       410,377            --
February 1998       12,000,000   February 2000     9,500,000            --       289,661            --

On November 19, 1998, the Company entered into a Convertible Revolving Loan Agreement with K&S (the Loan Agreement). Pursuant to the Loan Agreement, the Company is eligible for additional advances up to $8 million through its term, which expires on November 19, 2000. Advances made pursuant to the Loan Agreement are collateralized by substantially all of the Company's assets. K&S has the right to convert amounts outstanding under the Loan Agreement to members' contributions based upon the fair market value of the Company, as determined pursuant to the Loan Agreement. On November 4, 1998, K&S gave notice of its desire to convert $21.5 million of debt to capital contribution (see Note 9).

In February 1998, the Company entered into a loan agreement with Delco, pursuant to which Delco will continue to provide and perform ongoing engineering support services in accordance with the Technology Transfer Agreement.

The amount owed to Delco for past engineering support costs as of the agreement date were converted to this loan agreement, and subsequent billings for engineering support services have been added to the loan amount. The note carries an interest rate of prime (8.25% as of September 30, 1998) plus 1.5%. The loan's principal and accrued interest balances as of September 30, 1998, are $978,142 and $57,385, respectively. Delco has the option to convert this note plus accrued interest to capital contributions.

(4)  OPERATING AGREEMENT:

As stated above, the Company operates under the Operating Agreement, which was entered into on February 28, 1996, between Delco and K&S. The Company registered in Delaware as a limited liability company to obtain a license to use technology and to engage in the business of providing wafer bumping services and licensing or sublicensing technology related to such services.

The Company is managed by Delco and K&S through an Executive Committee comprised of an executive representative from each Member. The Executive Committee operates through a Management Committee, which is comprised of three individuals from Delco, three individuals from K&S and the president of the Company.

Delco and K&S have made capital contributions of $33 million, and the ownership is divided at 49% for Delco and 51% for K&S.

No Member is entitled to withdraw any part of its capital contribution except upon dissolution of the Company. Distributions of accumulated profits may be made in accordance with the Operating Agreement. Such distributions include distributions of net cash flow, as defined, for years subsequent to the year ended September 30, 1997.

The Members have agreed not to compete with the Company while being a Member of the Company or for a period of 24 months thereafter.

The Company shall continue until such time of dissolution. Dissolution will occur upon the following: the agreement of both Members to dissolve and terminate the Company, the sale, abandonment or other disposition of all or substantially all of the assets of the Company, or the dissolution of any Member unless the remaining Member elects to continue the business.

(5)  TECHNOLOGY TRANSFER AGREEMENT:

On February 28, 1996, the Company entered into the Technology Transfer Agreement with Delco, allowing the Company to use and sublicense Flex-On-Cap (FOC) technology owned by Delco. The Technology Transfer Agreement also gives the Company exclusive rights to future bumping technology developed by Delco.

For a period of up to five years, Delco shall provide ongoing engineering support, at the request of Company, in accordance with the terms in the Technology Transfer Agreement.

The Company pays a royalty to Delco during the first five years equal to 10% of gross profit, as defined in the Technology Transfer Agreement, derived from the sale, service or transfer of licensed products made using the existing FOC technology and technological improvements. Thereafter, the royalty rate shall be decreased by 1% annually for each succeeding year for the next five years. At the start of the 11th year, no further royalty shall be due.

Sublicensing profit is divided between Delco and the Company. Delco receives 30% of the profit, as defined by the Technology Transfer Agreement, and the Company receives the remaining 70%.

(6)  MANUFACTURING SERVICES AGREEMENT:

The Manufacturing Services Agreement (the Service Agreement) was entered into on February 28, 1996, between

Delco and the Company. The agreement provides that Delco will agree to perform manufacturing services at its facility in Kokomo, Indiana. Delco agrees to perform these services through December 31, 1998, or until ten months after the Company's manufacturing facility is production qualified, as defined by the Service Agreement.

(7)  RELATED PARTY TRANSACTIONS:

In connection with the Technology Transfer and Service Agreements described above, the Company incurred costs to Delco for expense reimbursement. The Company incurred the following expenses to Delco:

                                                       1998         1997
                                                    ----------   ----------

     Salaries and burden                            $       --   $  145,177
     Equipment cancellation fees                            --      243,662
     Engineering and development support                93,979      214,801
     Materials, qualification and other costs          151,606      142,650
     Manufacturing services                             34,508      289,477
                                                    ----------   ----------

                                                    $  280,093   $1,035,767
                                                    ==========   ==========

At September 30, 1997, $726,231 of the aforementioned expenses are included in Payable to Members in the accompanying balance sheets.

At September 30, 1998, the Company had a receivable from Delco of $58,583 for wafer bumping and other services performed which are included in Receivable from Member in the accompanying balance sheets.

(8)  COMMITMENTS AND CONTINGENCIES:

     Commitments

In December 1996, the Company entered into an agreement to purchase water treatment services for its wafer processing facility. The term of the agreement is ten years from March 1997. The base water service fee is approximately $35,000 per month, adjusted annually based on the producer price index-commodities for materials, supplies and labor.

The Company has a ten year agreement to purchase nitrogen through March 2007, and is renewable for an additional five years. The base facility charge is approximately $15,000 per month, adjusted annually for increases in labor and utility costs.

Employee Benefit Plan

Substantially all employees of the Company are covered by a qualified 401(k) plan. The plan is funded by voluntary employee contributions with the Company matching 50% of employee contributions up to 6% of employee contributions. For the years ended September 30, 1998, 1997 and 1996, the Company's matching contribution was approximately $103,000, $53,000 and $-0-, respectively.


     Operating Leases

The Company has entered into a lease agreement to occupy its manufacturing and corporate headquarters facility. In addition, the Company leases manufacturing and other equipment. Operating lease expense for the periods ended September 30, 1998, 1997 and 1996 was approximately $909,000, $612,000 and $22,000, respectively. At September 30, 1998, future minimum rental commitments under the noncancelable operating lease obligations are as follows:

                   Year Ending
                  September 30,
                  -------------

                      1999                                  $      845,230
                      2000                                         844,477
                      2001                                         602,401
                      2002                                         542,583
                      2003                                         361,482
                      Thereafter                                 1,150,826
                                                            --------------

                      Total future minimum lease payments   $    4,346,999
                                                            ==============

     Litigation

In the normal course of its business, the Company is subject to certain contractual guarantees and litigation. In management's opinion, upon consultation with legal counsel, there is no current litigation which will materially affect the Company's financial position.

(9)  SUBSEQUENT EVENT:

On November 4, 1998, K&S gave notice of its desire to convert the current outstanding loan and unpaid interest to equity units in accordance with the provisions of the Convertible Loan Agreements. The additional equity units granted to K&S will be determined based on an independent appraisal of the Company. Delco will have the option to make certain capital contributions and/or convert its outstanding loan and unpaid interest to capital contribution (see
Note 3).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required hereunder with respect to the directors will appear under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1999 Annual Meeting, which information is incorporated herein by reference.

The information  required by Item 401(b) of Regulation S-K appears at the end of
Part I, Item 1 of this report under the heading "Executive Officers of the Company."

Item 11.  EXECUTIVE COMPENSATION.

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1999 Annual Meeting, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required hereunder will appear on page one and under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 1999 Annual Meeting, which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 1999 Annual Meeting, which information is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1)(a) Financial Statements - Kulicke and Soffa Industries, Inc.:

                    Report of Independent Accountants                                                          22
                    Consolidated Balance Sheet at September 30, 1998 and 1997                                  23
                    Consolidated Income Statement for the fiscal years
                        ended September 30, 1998, 1997 and 1996                                                24
                    Consolidated Statement of Cash Flows for the fiscal years
                        ended September 30, 1998, 1997 and 1996                                                25
                    Consolidated Statement of Changes in Shareholders' Equity
                        for the fiscal years ended September 30, 1998, 1997 and 1996                           26
                     Notes to Consolidated Financial Statements                                             27-40

        (b) Financial Statements -  Flip Chip Technologies, LLC:

                 Report of Independent Public Accountants                                                      41
                 Balance Sheets at September 30, 1998 and 1997                                                 42
                 Statements of Operations for the years ended September 30, 1998 and 1997, and for the period from inception (February 28, 1996)
                     through September 30, 1996                                                                43
                 Statements of Members' Equity for the years ended September 30, 1998 and 1997, and for the period from inception (February 28, 1996)
                     through September 30, 1996                                                                44
                 Statements of Cash Flows for the years ended September 30, 1998 and 1997, and for the period from inception (February 28, 1996)
                     through September 30, 1996                                                                45
                 Notes to Financial Statements                                                              46-51

     (2)  Financial Statement Schedules:

          II - Valuation and Qualifying Accounts                                                               56

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits:

EXHIBIT
NUMBER                                    ITEM
-------   ----------------------------------------------------------------------

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

3(i) The Company's Amended and Restated Articles of Incorporation as of March 3, 1998, filed as Exhibit 3(i) to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1998, are incorporated herein by reference.

3(ii)     The  Company's  By-Laws,  as amended  through June 26, 1990,  filed as
          Exhibit 2.2 to the Company's Form 8-A12G dated September 8, 1995, is incorporated herein by reference.

4(i) Amended and Restated Loan Agreement between the Company and PNC Bank, N.A. dated March 26, 1998, filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1998, is incorporated herein by reference.

10(i) Form of Officer's Loan Agreement, Note and Stock Pledge Agreement, filed as Exhibit 13(a) to Registration Statement No. 2-65612 filed September 28, 1979, is incorporated herein by reference.

10(ii)    Form of  Termination  of Employment  Agreement  signed by Mr.  Kulicke
          (Section 2(a) - 30 months), and Messrs. Perchick, Sprague, Von Seggern, Jacobi, Wagner, Baskin, DeSouza, Furhovden, Lendner, Leonhardt, May, Razon, Salmons, Sawachi, Spooner, and Wolf (Section 2(a) - 18 months), filed as Exhibit 10(vii) to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1998, is incorporated herein by reference.*

10(iii)   Agreement between the Company and Frederick W. Kulicke,  Jr., filed as
          Exhibit 10(iii) to Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.*

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

10(vi) The Company's 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996) filed as Exhibit 10(vi) to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, is incorporated herein by reference.*

10(vii) The Company's 1988 Non-Qualified Stock Option Plan for Non-Officer Directors, as amended, filed as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, is incorporated herein by reference.*

10(viii) The Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10(viii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, is incorporated herein by reference.*

10(ix) The Company's 1997 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as Exhibit 10(vii) to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1998, is incorporated herein by reference.*

10(x) The Company's Executive Incentive Compensation Plan, As Amended Through October 14, 1997, filed as Exhibit 10(ix) to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.*

10(xi) Gold Supply Agreement, as amended October 2, 1995 between American Fine Wire Corporation, et al, and Rothschild Australia Limited, filed as Exhibit 10.1 to the Company's Form 8-K dated September 14, 1995 as amended by Form 8-K/A on October 26, 1995, is incorporated herein by reference.

10(xii)   Agreement of Employment between Circle "S" Industries,  Inc. and Larry
          D. Striplin, Jr. dated January 2, 1990, filed as Exhibit 10 (xiii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, is incorporated herein by reference.*

10(xiii) Amendment No. 1 to Agreement of Employment between Circle "S" Industries, Inc. and Larry D. Striplin, Jr. dated May 1, 1995, filed as Exhibit 10 (xiv) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, is incorporated herein by reference.*

10(xiv) Agreement between Circle "S" Industries, Inc. and Larry D. Striplin, Jr. dated September 30, 1995, filed as Exhibit 10 (xv) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, is incorporated herein by reference.*

10(xv) The Company's November 1994 Officers' Deferred Compensation Plan, filed as Exhibit 10 (xiv) to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.*

10(xvi) Amendment No. 1 to the Company's November 1994 Officers' Deferred Compensation Plan, dated September 18, 1998.*

10(xvii) Operating Agreement of Flip Chip Technologies, LLC dated February 28, 1996, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, is incorporated herein by reference.

10(xviii) Convertible   Loan   Agreements   between  the   Company,   Flip  Chip
          Technologies, LLC and Delco Electronics Corporation dated June 16, 1997, October 30, 1997, February 18, 1998 and November 19, 1998.

21        Subsidiaries of the Company.

23.1      Consent of PricewaterhouseCoopers LLP (Independent Accountants).

23.2      Consent of Arthur Andersen LLP (Independent Public Accountants).

27.1      Financial Data Schedule.

27.2 Restated Financial Data Schedule for the fiscal year ended September 30, 1997.

27.3 Restated Financial Data Schedule for the fiscal year ended September 30, 1996.

*         Indicates a Management Contract or Compensatory Plan.

(b)       Reports on Form 8-K:

          None

                       KULICKE AND SOFFA INDUSTRIES, INC.
                  Schedule II-Valuation and Qualifying Accounts
                                 (in thousands)

                                                                Charged
                                   Balance    Charged to        to other                     Balance
                                 at beginning  costs and        accounts-     Deductions-     at end
        Description               of period    expenses         describe      describe      of period
        -----------              ------------ ----------       ----------     ----------     ---------
Year ended September 30, 1996

Allowance for doubtful
 accounts                          $ 1,094      $   178         $      --      $      45(1)   $ 1,227
                                   =======      =======         =========      =========      =======

Inventory reserve                  $ 7,753      $ 6,058(2)      $      --      $   2,056(3)   $11,755
                                   =======      =======         =========      =========      =======

Valuation allowance for
 deferred taxes                    $   607      $ 1,996         $   2,512(4)   $      --      $ 5,115
                                   =======      =======         =========      =========      =======

Year ended September 30, 1997

Allowance for doubtful
 accounts                          $ 1,227      $ 1,065         $      --      $     143(1)   $ 2,149
                                   =======      =======         =========      =========      =======

Inventory reserve(9)               $11,755      $ 2,593         $      --      $   1,503(7)   $12,845
                                   =======      =======         =========      =========      =======

Valuation allowance for
 deferred taxes                    $ 5,115      $   623(5)      $      --      $   1,084(6)   $ 4,654
                                   =======      =======         =========      =========      =======

Year ended September 30, 1998

Allowance for doubtful
 accounts                          $ 2,149      $    29         $      --      $     501(1)   $ 1,677
                                   =======      =======         =========      =========      =======

Inventory reserve                  $12,845      $ 4,132         $      --      $   1,319(7)   $15,658
                                   =======      =======         =========      =========      =======

Valuation allowance for
 deferred taxes                    $ 4,654      $ 2,437(8)      $      --      $      --      $ 7,091
                                   =======      =======         =========      =========      =======


(1)  Bad debts written off.

(2)  Amount includes $4,547 provision for excess and obsolete inventory.

(3) Disposal of excess and obsolete inventory and sales of demonstration and evaluation inventory.

(4) Represents the valuation allowance established for U.S. net operating loss carryforwards acquired in connection with the AFW acquisition.

(5) Reflects the increase in the valuation allowance associated with net operating losses of the Company's Japanese subsidiary.

(6)  Reversal of the valuation allowance related to US tax credits.

(7)  Disposal of excess and obsolete inventory.

(8) Reflects the increase in the valuation allowance associated with net operating losses of the Company's Japanese subsidiary plus an increase in the valuation allowance related to US tax credits.

(9)  Restated to conform with the fiscal 1998 presentation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KULICKE and SOFFA INDUSTRIES, INC.

                                              By: C. SCOTT KULICKE
                                                  ------------------------------
                                                  C. Scott Kulicke
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                                  Dated:  December 18, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                 Title                             Date
-----------------------------               ---------------------              -----------------


/s/ C. SCOTT KULICKE
-----------------------------
C. Scott Kulicke                            Chairman of the Board              December 18, 1998
(Principal Executive Officer)               and Director


/s/ CLIFFORD G. SPRAGUE
-----------------------------
Clifford G. Sprague                         Senior Vice President              December 18, 1998
(Principal Financial Officer)               and Chief Financial
                                            Officer
                                            Officer

/s/ JAMES W. BAGLEY
-----------------------------
James W. Bagley                             Director                           December 18, 1998

/s/
-----------------------------
Frederick W. Kulicke, Jr.                   Director                           December 18, 1998


/s/ JOHN A. O'STEEN
-----------------------------
John A. O'Steen                             Director                           December 18, 1998


/s/ ALLISON F. PAGE
-----------------------------
Allison F. Page                             Director                           December 18, 1998


/s/ MACDONELL ROEHM, JR.
-----------------------------
MacDonell Roehm, Jr.                        Director                           December 18, 1998


/s/ LARRY D. STRIPLIN, JR.
-----------------------------
Larry D. Striplin, Jr.                      Director                           December 18, 1998


/s/ C. WILLIAM ZADEL
-----------------------------
C. William Zadel                            Director                           December 18, 1998

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                  ITEM
--------  ----------------------------------------------------------------------


10(xvi) Amendment No. 1 dated September 18, 1998 to the Company's November 1994 Officers' Deferred Compensation Plan

10(xviii) Convertible   Loan   Agreements   between  the   Company,   Flip  Chip
          Technologies, LLC and Delco Electronics Corporation dated June 16, 1997, October 30, 1997, February 18, 1998 and November 19, 1998.

21        Subsidiaries of the Company

23.1      Consent of PricewaterhouseCoopers LLP (Independent Accountants)

23.2      Consent of Arthur Andersen LLP (Independent Public Accountants)

27.1      Financial Data Schedule

27.2      Restated  Financial Data Schedule for the Fiscal Year Ended  September
          30, 1997

27.3      Restated  Financial Data Schedule for the Fiscal Year Ended  September
          30, 1996