Form 10-Q
period 1998-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 1999-02-12
CIK 56978

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  DECEMBER 31, 1998

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________.


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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes _X_ No ___

As of February 2, 1999, there were 23,404,894 shares of the Registrant's Common Stock, Without Par Value outstanding.

                       KULICKE AND SOFFA INDUSTRIES, INC.

                    FORM 10 - Q   DECEMBER 31, 1998

                                INDEX


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION:

Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets -
           December 31, 1998 and September 30, 1998                         3

          Consolidated Statements of Operations -
           Three Months Ended December 31, 1998 and 1997                    4

          Consolidated Statements of Cash Flows -
           Three Months Ended December 31, 1998 and 1997                    5

          Notes to Consolidated Financial Statements                    6 - 8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                         9 - 18

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK                                           18

PART II.  OTHER INFORMATION:

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                        19

Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                              19

Signatures.                                                                19

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                      December 31, September 30,
                                                         1998          1998
                                                      -----------  -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $  50,980      $  76,478
Short-term investments                                    42,447         30,422
Accounts and notes receivable, net                        58,180         66,137
Inventories, net                                          48,458         47,573
Prepaid expenses and other current assets                  5,319          5,303
Refundable income taxes                                    2,770          5,270
Deferred income taxes                                      7,404          2,608
                                                       ---------      ---------
  TOTAL CURRENT ASSETS                                   215,558        233,791
Property, plant and equipment, net                        47,124         48,269
Intangible assets, primarily goodwill, net                38,201         38,765
Investments in and loans to joint ventures                21,319         19,920
Other assets                                               1,880          1,839
                                                       ---------      ---------
  TOTAL ASSETS                                         $ 324,082      $ 342,584
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Debt due within one year                               $      52      $     192
Accounts payable to suppliers and others                  19,843         24,223
Accrued expenses                                          18,623         23,549
Estimated income taxes payable                             1,350          3,646
                                                       ---------      ---------
 TOTAL CURRENT LIABILITIES                                39,868         51,610

Other liabilities                                          4,670          3,064
                                                       ---------      ---------
 TOTAL LIABILITIES                                        44,538         54,674
                                                       ---------      ---------
Commitments and contingencies                               --             --

SHAREHOLDERS' EQUITY:
Common stock, without par value                          158,537        157,986
Retained earnings                                        125,101        133,964
Accumulated other comprehensive loss                      (4,094)        (4,040)
                                                       ---------      ---------
 TOTAL SHAREHOLDERS' EQUITY                              279,544        287,910
                                                       ---------      ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 324,082      $ 342,584
                                                       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                      KULICKE AND SOFFA INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                (unaudited)


                                                        Three months ended
                                                           December 31,
                                                  -----------------------------
                                                     1998                1997
                                                  ---------           ---------
Net sales                                         $  61,175           $ 123,111

Cost of goods sold                                   44,999              77,766
                                                  ---------           ---------
Gross profit                                         16,176              45,345

Selling, general and
 administrative                                      17,247              22,447
Research and development, net                         8,814              12,268
Resizing costs                                          397                --
                                                  ---------           ---------
Income (loss) from operations                       (10,282)             10,630

Interest income                                       1,157               1,394
Interest expense                                        (37)                (47)
Equity in loss of joint venture                      (3,501)             (2,229)
                                                  ---------           ---------
Income (loss) before income taxes                   (12,633)              9,748

Income tax provision (benefit)                       (3,800)              2,924
                                                  ---------           ---------

Net income (loss)                                 $  (8,863)          $   6,824
                                                  =========           =========



Net income (loss) per share:
  Basic                                           $   (0.38)          $    0.29
                                                  =========           =========
  Diluted                                         $   (0.38)          $    0.29
                                                  =========           =========

Weighted average shares
  outstanding:
  Basic                                              23,373              23,247
  Diluted                                            23,373              23,719

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)



                                                        Three months ended
                                                            December 31,
                                                    ---------------------------
                                                       1998              1997
                                                    ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income(loss)                                   $  (8,863)        $   6,824
 Adjustments to reconcile net income(loss) to
  net cash used by operating activities:
   Depreciation and amortization                        3,370             2,966
   Equity in loss of joint venture                      3,501             2,229
   Deferred taxes on income                            (4,796)             (501)
   Collection of refundable income taxes                2,500              --
   Changes in other components of working
     capital                                           (4,098)          (17,531)
   Other, net                                           1,509               589
                                                    ---------         ---------

Net cash used by operating activities                  (6,877)           (5,424)
                                                    ---------         ---------

INVESTING ACTIVITIES:


 Purchases of investments classified as
   available for sale                                 (21,316)          (28,214)
 Maturities of investments classified as
   available for sale                                   9,145             2,602
 Purchases of property, plant and equipment            (1,513)           (3,141)
 Investments in and loans to joint ventures            (4,900)           (4,000)
                                                    ---------         ---------
Net cash used by investing activities                 (18,584)          (32,753)
                                                    ---------         ---------
FINANCING ACTIVITIES:

 Payments on capital leases                              (140)             (368)
 Proceeds from exercise of stock options                  103             1,155
                                                    ---------         ---------

Net cash provided by (used in)
 financing activities                                     (37)              787
                                                    ---------         ---------
Changes in cash and cash equivalents                  (25,498)          (37,390)
Cash and cash equivalents at beginning
  of period                                            76,478           107,605
                                                    ---------         ---------

Cash and cash equivalents at end of period          $  50,980         $  70,215
                                                    =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (amounts in thousands)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1998 and September 30, 1998, and the results of its operations and its cash flows for the three months ended December 31, 1998 and 1997. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                                December 31,       September 30,
                                                    1998               1998
                                                ------------       -------------
Raw materials and supplies                        $ 28,030           $ 28,062
Work in process                                     10,580             11,381
Finished goods                                      24,786             23,788
                                                  --------           --------
                                                    63,396             63,231
Inventory reserves                                 (14,938)           (15,658)
                                                  --------           --------
                                                  $ 48,458           $ 47,573
                                                  ========           ========

NOTE 3 - EARNINGS PER SHARE:

Net income(loss) per share for the three months ended December 31, 1998 and December 31, 1997 has been calculated per the requirements of Statement of Financial Accounting Standards ("SFAS") 128. Under SFAS 128, basic earnings per share includes only the weighted average number of common shares outstanding during the period and excludes the effect of stock options from the calculation. In addition, diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options outstanding during the period.


For the three months ended December 31, 1998, the Company reported a net loss. For this period, the effect of stock options has been excluded from the sharebase used to compute diluted loss per share as the effect would be antidilutive.

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the three months ended December 31, 1998 and 1997 were as follows:



                                             Packaging Corporate and
Three months ended              Equipment    Materials  Reconciling
 December 31, 1998:              Segment      Segment      Items        Total
                                ---------    ---------  -----------   ---------
Net sales                       $  33,623    $  27,552                $  61,175
Cost of goods sold                 24 185       20,814                   44,999
                                ---------    ---------                ---------
Gross profit                        9,438        6,738                   16,176
Operating costs                    19,079        5,583   $   1,399       26,061
Resizing costs                        397                                   397
                                ---------    ---------   ---------    ---------
Income (loss)
 from operations                $ (10,038)   $   1,155   $  (1,399)     (10,282)
                                =========    =========   =========    =========

Segment assets
 at December 31, 1998           $ 120,041    $  79,121   $ 124,920    $ 324,082
                                =========    =========   =========    =========


                                            Packaging  Corporate and
Three months ended             Equipment    Materials   Reconciling
 December 31, 1997:             Segment      Segment       Items         Total
                               ---------    ---------    ---------     ---------
Net sales                      $  93,938    $  29,173                  $ 123,111
Cost of goods sold                55,547       22,219                     77,766
                               ---------    ---------                  ---------
Gross profit                      38,391        6,954                     45,345
Operating costs                   26,148        6,298    $   2,269        34,715
                               ---------    ---------    ---------     ---------
Income (loss) from
  operations                   $  12,243    $     656    $  (2,269)    $  10,630
                               =========    =========    =========     =========

Segment assets
 at December 31, 1997          $ 163,109    $  88,572    $ 119,715     $ 371,396
                               =========    =========    =========     =========

Intersegment sales are immaterial.

Note 5 - COMPREHENSIVE LOSS:

As of October 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income" which establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires accumulated translation adjustments, net unrealized gains/losses on investments and minimum pension liability adjustments to be included in other comprehensive income(loss). For the three months ended December 31, 1998 and 1997, the components of total comprehensive income are as follows:

                                                         Three Months Ended
                                                             December 31,
                                                        1998              1997
                                                      -------           -------

Net income(loss)                                      $(8,863)          $ 6,824
                                                      -------           -------
Foreign currency translation adjustment                 1,191            (1,008)
Minimum pension liability, net of taxes                (1,137)             --
Unrealized gain(loss) on investments,
  net of taxes                                           (108)             --
                                                      -------           -------
Other comprehensive loss                                  (54)           (1,008)
                                                      -------           -------
Comprehensive income(loss)                            $(8,917)          $ 5,816
                                                      =======           =======

Prior year amounts have been restated to conform with the current year presentation.

Note 6 - SUBSEQUENT EVENTS:

In the second quarter of fiscal 1999, the Company purchased, for $8 million, enabling technology and fixed assets used in the design, development, manufacture, marketing and sale of laminate substrates. The Company has no commitments to, but expects to invest additional cash to fully develop this technology and bring new laminate substrate products to market.

In the second quarter of fiscal 1999, the Company announced plans to move its automatic ball bonder manufacturing and certain related functions from its Willow Grove, Pennsylvania facility to Asia. The move is part of the Company's ongoing effort to reduce manufacturing cost and improve customer support. The Company expects to spend between $15 and $17 million on tooling and equipment, training, starting-up costs and severance to prepare the new facility for production and reduce the production related work-force in the Willow Grove facility. The new facility is expected to be operational in fiscal 2000.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by the statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, competitiveness, gross margins, operating expenses and management's plans and objectives for current and future operations of the Company. Such statements are based on current expectations and are subject to risk and uncertainties, including those discussed below and under the heading "Risk Factors" within this section and in the Company's reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Financial Statements and Notes presented thereto on pages 6 to 8 of this Form 10-Q for a full understanding of the Company's financial position and results of operations for the three months ended December 31, 1998.

INTRODUCTION

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results, in particular, during fiscal 1998 and the first quarter of fiscal 1999. The Company does not consider its business to be seasonal in nature.

The semiconductor industry experienced a downturn in fiscal 1998, which has continued into the first quarter of fiscal 1999. The Company expects the lower level of industry-wide assembly equipment purchases to continue, at least through the second quarter of fiscal 1999, which is expected to result in the Company reporting net losses in the first 2 quarters of its fiscal 1999.

RESULTS OF OPERATIONS - Three Months Ended December 31, 1998 compared to the three months ended December 31,1997.

As indicated above, the demand for semiconductor assembly equipment, principally the Company's automatic gold ball bonders, declined steadily throughout fiscal 1998 and the three months ended December 31, 1998. Net bookings for the three months ended December 31, 1998 totaled $51.0 million, compared to $136.0 million for the three months ended December 31, 1997. The backlog of customer orders totaled $44.0 million at December 31, 1998 compared to $131.0 million at December 31, 1997. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the three-month period ended December 31, 1998 totaled $61.2 million compared to $123.1 million for the same period in the prior year. The lower sales level in the first quarter of fiscal 1999 compared to the comparable quarter in the prior year was due to the industry-wide slowdown in demand for semiconductor assembly equipment, primarily the Company's wire bonders. Net sales in the three months ended December 31, 1998 to all major geographic regions were down sharply from the comparable period in the prior year.

Equipment segment sales totaled $33.6 million for the three months ended December 31, 1998, compared to $93.9 million in the comparable quarter of the prior year. For the three month period ended December 31, 1998, unit sales of automatic ball bonders were approximately 75% lower than the comparable period last year. The lower unit sales of ball bonders were partially offset by higher sales of upgrade kits and accessories.

Packaging materials sales totaled $27.6 million for the three months ended December 31, 1998 compared to $29.2 million in the comparable quarter of the prior year. The lower sales in fiscal 1999 were primarily due to lower volume of aluminum wire shipments and lower average gold prices partially offset by higher volume of gold wire shipments.

Gross profit as a percentage of net sales was 26.4% in the three months ended December 31, 1998 compared to 36.8% during the comparable quarter in the prior year due to lower gross profit margin in the equipment segment partially offset by higher gross profit margin in the packaging materials segment. Equipment segment gross profit margin decreased to 28.1% in the three months ended December 31, 1998 from 40.9% for the same period in the prior year. This decrease resulted primarily from lower average selling prices for the Company's ball bonders due to pricing competition and the absorption of manufacturing overhead costs by fewer units sold. Gross profit margins on packaging materials products increased to 24.5% in the three months ended December 31, 1998 from 23.8% in the same period last year due to a shift in sales mix to higher margin expendable tools products.

Selling, general and administrative ("SG&A") expenses declined to $17.2 million in the three months ended December 31, 1998 compared to $22.4 million in the comparable quarter of the prior year. The lower SG&A expenses in fiscal 1999 was due primarily to the Company's reduction in work-force that took place in the fourth quarter of fiscal 1998 in response to the industry-wide slowdown in orders for semiconductor assembly equipment.

Net research and development ("R&D") costs totaled $8.8 million for the three months ended December 31, 1998 compared to $12.3 million during the comparable quarter of the prior year. The decrease in fiscal 1999 R&D spending generally reflected the Company's resizing efforts of reducing its work-force and discontinuance of products in response to the industry-wide slowdown in orders for semiconductor assembly equipment.

The Company recorded resizing costs of $0.4 million in the three months ended December 31, 1998 for severance in connection with the reduction in work-force that began in the fourth quarter of fiscal 1998.

For the three months ended December 31, 1998, the Company recorded a $10.3 million loss from operations compared to income from operation of $10.6 million in the comparable quarter of the prior year. The fiscal 1999 loss resulted primarily from the decline in equipment segment unit sales and gross profit due to the industry-wide slowdown in orders for semiconductor assembly equipment partially offset by lower SG&A and R&D expense.

Net interest income totaled $1.2 million for the three months ended December 31, 1998 compared to $1.4 million for the same period last year. The lower interest income was due to lower invested balances and the elimination of interest income recognized on loans to Flip Chip Technologies, LLC ("FCT") partially offset by higher rates resulting from shifting tax-free investments to taxable investments.

In the three months ended December 31, 1998, the Company recognized 100%, or $3.5 million, of the loss incurred on its 51% equity interest in FCT compared to recognizing only 51% of the loss, or $2.2 million, during the same period last year. The Company recorded 100% of the loss at FCT due to uncertainties surrounding FCT's ability to obtain additional financing from Delco (the Company's joint venture partner) and FCT's ability to generate short-term positive cash flow. See the discussion of FCT under the "Risk Factors" section of this Item 2 for further information regarding FCT.


The Company's effective tax rate is presently expected to approximate 30%, the same as was expected in the first quarter of fiscal 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

This standard is effective for the Company's financial statements for all quarters in the fiscal year commencing October 1, 1999. Management has not completed its review of SFAS 133 and has not determined the impact adoption will have on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 1998, the Company had $93.4 million in cash and investments compared to $106.9 million at September 30, 1998, additionally, the Company has a total of $60.0 million available under a bank revolving credit facility, which expires in March 2003. At December 31, 1998, the Company was in compliance with the covenants of the credit facility and had no borrowings outstanding under the facility. The revolving credit facility provides for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus .4% to .8% depending on the Company's leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

Cash used by operating activities totaled $6.9 million during the three months ended December 31, 1998 compared to $5.4 million during the comparable period in the prior year. The use of cash for operating activities in the first quarter of fiscal 1999 was primarily the result of the net loss recorded by the Company in the quarter.

At December 31, 1998, working capital was $175.7 million compared to $182.2 million at September 30, 1998. The lower working capital was due primarily to a reduction in accounts receivable reflecting the reduced sales in the quarter ended December 31, 1998 compared to the quarter ended September 30, 1998 and lower cash and short-term investments partially offset by lower trade accounts payable and accrued expenses also reflecting the lower sales and, therefore, production volume in the first quarter of fiscal 1999.

During the three months ended December 31, 1998, the Company invested approximately $1.5 million in property and equipment compared to $3.1 million in the comparable quarter of the prior year. The Company presently expects fiscal 1999 capital spending to approximate $15.0 million. The principal capital projects planned for fiscal 1999 include the purchase of tooling and equipment necessary to commence equipping a new manufacturing facility in Asia for the production of the Company's automatic ball bonders, additional increases in manufacturing capacity for the packaging and materials business segment and additional investments in the Enterprise Resource Planning System ("ERPS").

Pursuant to the terms of the FCT joint venture agreement, the Company made capital contributions of $16.8 million through December 31, 1998. In addition, the Company has entered into four separate loan agreements totaling $30.0 million with FCT. As of December 31, 1998, $24.0 million had been loaned to FCT under these loan agreements. During the first quarter of fiscal 1999, the Company gave notice to FCT of its desire to convert the loans, together with accrued interest, into equity units. See the "Risk Factors" section of this Item 2 for a further discussion of FCT.

The Company entered into a joint venture agreement, in September 1998, to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. The Company has committed to invest $6.0 million in this joint venture.

In the second quarter of Fiscal 1999, the Company purchased, for $8.0 million, enabling technology and fixed assets used in the design, development, manufacture, marketing and sale of laminate substrates. The Company has no commitments to, but expects to invest additional cash to fully develop this technology and bring new laminate substrate products to market. Such additional investment may be significant.

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

RISK FACTORS:

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

Sales to Foreign Customers

Most of the Company's foreign sales are denominated in US dollars, and the Company believes that fluctuations in the value of the US dollar relative to certain foreign currencies may make the Company's products more expensive in relation to products offered by certain of the Company's foreign competitors. In addition, a majority of the Company's sales are to customers with operations in the Asia/Pacific region which has been adversely affected by economic turmoil. There can be no assurance that selling prices of future orders or that the economic problems that persist in the Asia/Pacific region will not have a material adverse effect on the Company's business and operating results.

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

Intellectual Property

From time to time, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In such cases, the Company will defend against claims or negotiate licenses where considered appropriate. In addition, certain of the

Company's customers have received notices of infringement from the Lemelson Medical, Education and Research Foundation Limited Partnership (the "Lemelson Foundation"), alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by the Lemelson Foundation. This activity increased substantially in 1998, since in June of that year the Lemelson Foundation settled its suit against the Ford Motor Company, and entered into License Agreements with Ford, GM and Chrysler. Since then a number of the Company's customers, including Intel, have been sued by the Lemelson Foundation. Certain customers have requested that the Company defend and indemnify them against the claims of the Lemelson Foundation or to contribute to any settlement the customer reaches with the Lemelson Foundation. To date, however, no customer who has settled with the Lemelson Foundation has, after settlement, sought contribution from the Company. The Company has received opinions from its outside patent counsel with respect to certain of the Lemelson Foundation patents. The Company is not aware that any equipment marketed by the Company, or process performed by such equipment infringe on the Lemelson Foundation patents in question and does not believe that the Lemelson Foundation matter or any other pending intellectual property claim will have a material adverse effect on its business, financial condition or operating results.
However, the ultimate outcome of any infringement or misappropriation claim affecting the Company is uncertain and there can be no assurances that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition and operating results.

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

Investment in Flip Chip Technologies, LLC

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") providing for the formation and management of Flip Chip Technologies, L.L.C. ("FCT"). FCT was formed to provide wafer bumping services on a contract basis and to license related technologies. The Company owns a 51% equity interest in

FCT but participates equally with Delco in the management of FCT through an Executive Committee. The Company accounts for its investment in FCT using the equity method, and prior to fiscal 1999 recognized its proportionate share of the  operating  results  of the  joint  venture  on the  basis of its  ownership interest. Beginning in fiscal 1999, the Company is recognizing 100% of the operating results for the reasons described below. Through December 31, 1998, the Company had contributed $16.8 million of capital and had loaned $24.0 million to FCT pursuant to four revolving loan agreements totaling $30 million.

The loans to FCT bear interest at the prime rate plus 1 1/2% (9.50% at December 31, 1998) and are secured by FCT's accounts receivable, inventory and machinery and equipment. The loans are due on various dates through November 19, 2000 with interest payable generally upon maturity. The loans are convertible, at the Company's option, into additional equity units of FCT. Under these agreements Delco also has certain rights to purchase additional equity units of FCT. On November 4, 1998, the Company notified Delco of its desire to convert the outstanding loans into additional equity units of FCT, subject to an appraisal of FCT and the value of an equity unit. Until the appraisal is completed and the conversion valuation is determined the Company cannot be certain as to if or when the conversion of the outstanding loans to FCT equity units will take place. However, due to uncertainties surrounding FCT's ability to obtain additional financing from Delco and FCT's ability to generate short-term positive cash flow, the Company, beginning in fiscal 1999, will recognize 100% of the operating results of FCT in its financial statements and it will not record interest income from its loans to FCT.

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

Year 2000

The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates risk for the
Company: if internal data management, accounting and/or manufacturing or operating software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the issue, the Company created an internal task force to assess its state of readiness for possible Year 2000 issues and take the necessary actions to ensure Year 2000 compliance. The task force has and continues to evaluate internal business systems, software and other components which affect the performance of Company's products, and the Company's vulnerability to possible Year 2000 exposures due to suppliers' and other third parties' lack of preparedness for the year 2000. To evaluate certain equipment sold by the Company and certain equipment, tools and software used by the Company, the Company employs Year 2000 Readiness Test scenarios established by SEMATECH, an industry group comprised of U.S. semiconductor manufacturers. Based on this assessment, the Company does not believe operation of such equipment will be affected by the transition to the year 2000. The Company expects that its review, corrective measures and contingency planning (where necessary) will be complete by September 1999.

In connection with its review and corrective measures, the Company has replaced its business and accounting systems of its equipment manufacturing sites in the US and Israel with a new ERPS which is Year 2000 compliant. The Company expects the total cost of hardware, software, consulting costs, training and internal expenses to implement the new ERPS to be approximately $9 million, the majority of which had been spent by December 31, 1998.

In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to Year 2000 issues. As this assessment progresses, matters may come to the Company's attention which could give rise to the need for remedial measures which have not yet been identified. As a contingency, the Company may replace the suppliers and third party vendors who can not demonstrate to the Company that their products or services will be Year 2000 compliant. The Company cannot currently predict the potential effect of third parties' Year 2000 issues on its business.

The Company believes that its Year 2000 compliance project will be completed in advance of the Year 2000 date transition and that Year 2000 issues will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 1998, the Company had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $42.4 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 1998, the decline in the fair market value of the portfolio would not have a material adverse effect on the Company's business, financial condition or operating results.

PART II. OTHER INFORMATION.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first three months of fiscal 1999, the Company contributed 24,461 shares of unregistered common stock, valued at its fair market value, as its matching contribution to its Section 401(k) Employee Incentive Savings Plan. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933, or, alternatively, the transaction was exempt pursuant to the private offering provisions of that Act and the rules thereunder.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedule for the Quarterly Period Ended December 31, 1998

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter to which this Report relates.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KULICKE AND SOFFA INDUSTRIES, INC.





Date:  February 12, 1999                      By: /s/ Clifford G. Sprague
                                              -------------------------------
                                              Clifford G. Sprague
                                              Senior Vice President,
                                              Chief Financial Officer
                                              (Principal Financial Officer)