Form 10-Q
period 1999-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 1999-05-14
CIK 56978

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of April 30, 1999, there were 23,464,535 shares of the Registrant's Common Stock, Without Par Value outstanding.

                       KULICKE AND SOFFA INDUSTRIES, INC.

                           FORM 10 - Q MARCH 31, 1999

                                      INDEX

                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION:


Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets -
           March 31, 1999 and September 30, 1998                         3

          Consolidated Statements of Operations -
           Three and Six Months Ended March 31, 1999
           and 1998                                                      4

          Consolidated Statements of Cash Flows -
           Six Months Ended March 31, 1999 and 1998                      5

          Notes to Consolidated Financial Statements                  6 - 10


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         10 - 20

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                           20



PART II.  OTHER INFORMATION:

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           21

Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                         21 - 22


Signatures.                                                             22

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            March 31,
                                                              1999        September 30,
                                                           (unaudited)        1998
                                                           -----------    -------------
                                     ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                                  $  33,336    $  76,478
 Short-term investments                                        37,575       30,422
 Accounts and notes receivable, net                            63,488       66,137
 Inventories, net                                              50,595       47,573
 Deferred income taxes                                         16,022        2,608
 Prepaid expenses and other current assets                      5,193        5,303
 Refundable income taxes                                        2,770        5,270
                                                            ---------    ---------
   TOTAL CURRENT ASSETS                                       208,979      233,791
 Property, plant and equipment, net                            45,403       48,269
 Intangible assets, primarily goodwill, net                    41,185       38,765
 Investments in and loans to joint ventures                    24,641       19,920
 Other assets                                                   1,760        1,839
                                                            ---------    ---------
   TOTAL ASSETS                                             $ 321,968    $ 342,584
                                                            =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Debt due within one year                                   $       5    $     192
 Accounts payable to suppliers and others                      25,958       24,223
 Accrued expenses                                              23,319       23,549
 Income taxes payable                                           2,795        3,646
                                                            ---------    ---------
  TOTAL CURRENT LIABILITIES                                    52,077       51,610

 Other liabilities                                              4,687        3,064
                                                            ---------    ---------
  TOTAL LIABILITIES                                            56,764       54,674
                                                            ---------    ---------
 Commitments and contingencies                                   --           --

 SHAREHOLDERS' EQUITY:
 Common stock, without par value                              159,423      157,986
 Retained earnings                                            110,325      133,964
 Accumulated other comprehensive loss                          (4,544)      (4,040)
                                                            ---------    ---------
  TOTAL SHAREHOLDERS' EQUITY                                  265,204      287,910
                                                            ---------    ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 321,968    $ 342,584
                                                            =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three months ended                   Six months ended
                                                               March 31                            March 31
                                                    ----------------------------          ----------------------------
                                                       1999               1998              1999                1998
                                                    ---------          ---------          ---------          ---------
Net sales                                             $73,561           $120,060           $134,736           $243,171

Cost of goods sold                                     52,536             74,073             97,535            151,839
                                                    ---------          ---------          ---------          ---------
Gross profit                                           21,025             45,987             37,201             91,332
                                                                                          ---------          ---------
Selling, general and
 administrative                                        19,829             20,315             37,076             42,762
Research and development, net                           8,827             12,685             17,641             24,953
Resizing and relocation costs                           5,521               --                5,918               --
Purchased in-process research
 and development                                        3,935               --                3,935               --
                                                    ---------          ---------          ---------          ---------
Income (loss) from operations                         (17,087)            12,987            (27,369)            23,617
Interest income                                           810              1,266              1,967              2,660
Interest expense                                          (60)               (47)               (97)               (94)
Equity in loss of joint ventures                       (4,772)            (2,312)            (8,273)            (4,541)
                                                    ---------          ---------          ---------          ---------
Income (loss) before income taxes                     (21,109)            11,894            (33,772)            21,642
Income tax provision (benefit)                         (6,333)             2,703            (10,133)             5,627
                                                    ---------          ---------          ---------          ---------
Net income (loss)                                    $(14,776)            $9,191           $(23,639)           $16,015
                                                    =========          =========          =========          =========
Net income (loss) per share:
  Basic                                                ($0.63)             $0.39             ($1.01)             $0.69
                                                    =========          =========          =========          =========
  Diluted                                              ($0.63)             $0.39             ($1.01)             $0.68
                                                    =========          =========          =========          =========
Weighted average shares outstanding:

Basic                                                  23,421             23,288             23,397             23,268
Diluted                                                23,421             23,676             23,397             23,692


The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Six months ended
                                                               March 31,
                                                       ------------------------
                                                         1999            1998
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)                                      $ (23,639)     $  16,015
 Adjustments to reconcile net income(loss) to
  net cash used in operating activities:
   Depreciation and amortization                           6,991          6,271
   Equity in loss of joint ventures                        8,273          4,541
   Deferred taxes on income                              (13,414)            (4)
   Purchased in-process R&D                                3,935           --
   Changes in other components of working
     capital, net                                          1,161        (35,199)
   Collection of refundable income taxes                   2,500           --
   Other, net                                              1,649           (120)
                                                       ---------      ---------
Net cash used in operating activities                    (12,544)        (8,496)
                                                       ---------      ---------
INVESTING ACTIVITIES:
 Purchases of investments classified as
   available for sale                                    (29,375)       (48,083)
 Maturities of investments classified as
   available for sale                                     22,098          6,268
 Purchases of property, plant and equipment               (2,307)        (6,863)
 Purchase of XLAM technology                              (8,000)          --
 Investments in and loans to joint ventures              (12,994)        (7,000)
                                                       ---------      ---------
Net cash used in investing activities                    (30,578)       (55,678)
                                                       ---------      ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                      167            214
 Payments on capital leases                                 (187)          (606)
                                                       ---------      ---------
Net cash used in financing activities                        (20)          (392)
                                                       ---------      ---------
Changes in cash and cash equivalents                     (43,142)       (64,566)
Cash and cash equivalents at beginning
  of period                                               76,478        107,605
                                                       ---------      ---------
Cash and cash equivalents at end of period             $  33,336      $  43,039
                                                       =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (amounts in thousands)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999 and September 30, 1998, and the results of its operations for the three and six month periods ended March 31, 1999 and its cash flows for the six month periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                          March 31,       September 30,
                                            1999              1998
                                          --------          --------
Raw materials and supplies                $ 35,845          $ 28,062
Work in process                             10,164            11,381
Finished goods                              19,350            23,788
                                          --------          --------
                                            65,359            63,231
Inventory reserves                         (14,764)          (15,658)
                                          --------          --------
                                          $ 50,595          $ 47,573
                                          ========          ========

NOTE 3 - EARNINGS PER SHARE:

Net income(loss) per share for the three and six month periods ended March 31, 1999 and March 31, 1998 has been calculated per the requirements of Statement of Financial Accounting Standards ("SFAS") 128. Under SFAS 128, basic earnings per share includes only the weighted average number of common shares outstanding during the period and excludes the effect of stock options from the calculation. Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options outstanding during the period.

For the three and six month periods ended March 31, 1999, the Company reported net losses. For these periods, the effect of stock options has been excluded from the sharebase used to compute diluted loss per share as the effect would be antidilutive.

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the three and six month periods ended March 31, 1999 and 1998 were as follows:

                                                Packaging   Corporate,
Three months ended                   Equipment  Materials   Other and
 March 31, 1999:                      Segment    Segment   Eliminations  Total
                                      -------    -------   ------------  -----
Net sales                           $ 44,769    $ 28,792               $ 73,561
Cost of goods sold                    32,044      20,492                 52,536
                                    --------    --------               --------
Gross profit                          12,725       8,300                 21,025
Operating costs                       20,702       5,929   $  2,025      28,656
Resizing and relocation
costs                                  5,521                              5,521
Purchased in-process
 research and development                                     3,935       3,935
                                    --------    --------   --------    --------
Income (loss)
 from operations                    $(13,498)   $  2,371   $ (5,960)   $(17,087)
                                    ========    ========   ========    ========

                                                Packaging   Corporate,
Six months ended                     Equipment  Materials   Other and
  March 31, 1999:                     Segment    Segment   Eliminations  Total
                                      -------    -------   ------------  -----
Net sales                           $ 78,392    $ 56,344               $134,736
Cost of goods sold                    56,229      41,306                 97,535
                                    --------    --------   --------    --------
Gross profit                          22,163      15,038                 37,201
Operating costs                       39,781      11,512   $  3,424      54,717
Resizing and relocation
 costs                                 5,918                              5,918
Purchased in-process
 research and development                                     3,935       3,935
                                    --------    --------   --------    --------
Income (loss) from
  operations                        $(23,536)   $  3,526   $ (7,359)   $(27,369)
                                    ========    ========   ========    ========
Segment assets
 at March 31, 1999                  $128,962    $ 78,659   $114,347    $321,968
                                    ========    ========   ========    ========

                                                Packaging  Corporate
Three months ended                   Equipment  Materials     and
  March 31, 1998:                     Segment    Segment   Eliminations  Total
                                      -------    -------   ------------  -----
Net Sales                           $ 92,920    $ 27,140               $120,060
Cost of Goods Sold                    53,789      20,284                 74,073
                                    --------    --------               --------
Gross Profit                          39,131       6,856                 45,987
Operating Costs                       25,220       5,624   $  2,156      33,000
                                    --------    --------   --------    --------
Income(loss) from
 operations                         $ 13,911    $  1,232   $ (2,156)   $ 12,987
                                    ========    ========   ========    ========

                                               Packaging   Corporate,
Six months ended                    Equipment  Materials   Other and
  March 31, 1998                     Segment    Segment   Eliminations  Total
                                     -------    -------   ------------  -----
Net Sales                           $186,858    $ 56,313               $243,171
Cost of Goods Sold                   109,336      42,503                151,839
                                    --------    --------   --------    --------
Gross Profit                          77,522      13,810                 91,332

Operating Costs                       51,368      11,922   $  4,425      67,715
                                    --------    --------   --------    --------
Income(loss) from
 operations                         $ 26,154    $  1,888   $ (4,425)   $ 23,617
                                    ========    ========   ========    ========

Note 5 - RESIZING AND RELOCATION COSTS

During the quarter ended March 31, 1999, the Company announced plans to relocate the manufacturing operation of its automatic ball bonders to Asia. As a result, the Company recorded severance and payroll related costs of $4.4 million for the elimination of approximately 230 positions, primarily in the Willow Grove facility, and asset write-off and removal costs of approximately $1.6 million. During the quarter ended December 31, 1998, the Company recorded resizing charges of $397 representing severance costs associated with the reduction in workforce that began in fiscal 1998.

The components of the change in resizing and relocation liabilities for the six months ended March 31, 1999 are as follows:

                                                 Asset
                                               write-off
                                  Severance   and removal     Other      Total
                                  ---------   -----------     -----      -----
Balance at
  September 30, 1998                $  3,088               $    628    $  3,716
Provision                              4,352    $  1,566                  5,918
Spending/other                        (2,838)                  (147)     (2,985)
                                    --------    --------   --------    --------
Balance at
  March 31, 1999                    $  4,602    $  1,566   $    481    $  6,649
                                    ========    ========   ========    ========

Note 6 - IN-PROCESS RESEARCH AND DEVELOPMENT

In January 1999, the Company purchased enabling technology and fixed assets used in the design, development, manufacture, marketing and sale of laminate substitutes (the "XLAM technology") for $8 million. The Company has allocated the majority of the purchase price to intangible assets, including in-process research and development. The portion of the purchase price allocated to in-process research and development was charged to expense in the three months ended March 31, 1999. The other purchased intangibles include core technology and assembled workforce. These intangibles are being amortized over their estimated useful lives of 1 - 5 years.

The Company has allocated the purchase price to the following asset accounts:

In-process research and development               $ 3,935
Core technology                                     3,447
Property, plant and equipment                         513
Assembled workforce                                   105
                                                  -------
  Total                                           $ 8,000
                                                  =======

The Company obtained an independent valuation of the purchased in-process research and development. The income valuation approach was used to determine the fair value of the in-process research and development. The Company estimated that the purchased technology was 60% complete and the technology would be marketable in fiscal 2000 and would generate positive cash flow beginning in fiscal 2001. The Company estimates that it will spend approximately $15 million for operational and capital expenditures in the remainder of fiscal 1999 to further develop the XLAM technology and estimates additional funding requirements will be necessary in future years. These estimates are subject to change, given uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Note 7 - FLIP CHIP TECHNOLOGIES LLC

Summarized financial information of Flip Chip Technologies, LLC ("FCT"), the Company's 51% owned joint venture with Delco Electronics Corporation, at March 31, 1999 and September 30, 1998 and for the three and six months ended March 31, 1999 and 1998, follows:

                                                March 31,
                                                  1999        September 30,
                                               (unaudited)        1998
                                                --------      -------------
Current assets                                  $  7,667        $  2,505
Property, plant and equipment, net                21,505          22,318
Total assets                                      29,788          25,594
Current liabilities                                4,656           8,535
Notes payable, net of current portion             33,487          15,478
Member's equity(deficit)                          (8,355)            824


                                Three months ended          Six months ended
                                     March 31                   March 31
                              ---------------------    ------------------------
                                1999          1998          1999          1998
                              -------       -------       -------       -------
Net sales                     $ 2,892       $   956       $ 5,756       $ 1,391
Net loss (1)                   (4,569)       (4,535)       (8,070)       (8,906)

(1) The three and six months ended March 31, 1999 include $900 of one-time resizing and appraisal costs.

Note 8 - COMPREHENSIVE LOSS:

For the three and six months ended March 31, 1999 and 1998, the components of total comprehensive income (loss) are as follows:

                                    Three months ended       Six months ended
                                         March 31                March 31
                                   --------------------    ---------------------
                                       1999        1998        1999        1998
                                   --------    --------    --------    --------
Net income(loss)                   $(14,776)   $  9,191    $(23,639)   $ 16,015
                                   --------    --------    --------    --------
Foreign currency translation
 adjustment                            (464)       (107)        727      (1,115)
Minimum pension liability,
 net of taxes                            --          --      (1,137)         --
Unrealized gain(loss)
 on investments,net of taxes             14          --         (94)         --
                                   --------    --------    --------    --------
Other comprehensive loss               (450)       (107)       (504)     (1,115)
                                   --------    --------    --------    --------
Comprehensive income(loss)         $(15,226)   $  9,084    $(24,143)   $ 14,900
                                   ========    ========    ========    ========

Prior year amounts have been restated to conform with the current year presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by the statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, competitiveness, gross margins, operating expenses and management's plans and objectives for current and future operations of the Company. Such statements are based on current expectations and are subject to risk and uncertainties, including those discussed below and under the heading "Risk Factors" within this section and in the Company's reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Financial Statements and Notes presented thereto on pages 6 to 10 of this Form 10-Q for a full understanding of the Company's financial position and results of operations for the three and six month periods ended March 31, 1999.

INTRODUCTION

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results, in particular, during fiscal 1998 and the first half of fiscal 1999. However, the Company has experienced a rebound in orders during the three months ended March 31, 1999 and believes this is the beginning of an upturn in the semiconductor cycle. The Company does not consider its business to be seasonal in nature.

RESULTS OF OPERATIONS - Three and six month periods ended March 31, 1999 compared to the three and six month periods ended March 31, 1998.

As indicated above, the semiconductor industry experienced a downturn in fiscal 1998 and the first half of fiscal 1999. However, the Company experienced a rebound in orders during the three months ended March 31, 1999 with net bookings of $98 million, compared to $51 million for the three months ended December 31, 1998 and $93 million in the three months ended March 31, 1998. The backlog of customer orders totaled $68 million at March 31, 1999 compared to $44 million at December 31, 1998 and $104 million at March 31, 1998. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the three months ended March 31, 1999 totaled $74 million compared to $120 million for the same period in the prior year. Net sales for the six months ended March 31, 1999 were $135 million compared to $243 million in the same period of the prior year. The lower sales level in the first two quarters of fiscal 1999 compared to the comparable period in the prior year was due to the industry-wide slowdown in demand for semiconductor assembly equipment, primarily the Company's wire bonders. Net sales in the three months and six months ended March 31, 1999 to all major geographic regions were down from the comparable period in the prior year.

Equipment segment sales totaled $45 million for the three months ended March 31, 1999, compared to $93 million in the comparable quarter of the prior year. Equipment segment sales for the six months ended March 31, 1999 were $78 million compared to $187 million in the comparable period of the prior year. For the three and six month periods ended March 31, 1999, unit sales of machines were lower than the comparable period last year by 41% and 55%, respectively. The lower sales volume reflected the industry wide downtown in orders for semiconductor assembly equipment.

Packaging materials sales totaled $29 million for the three months ended March 31, 1999 compared to $27 million in the comparable quarter of the prior year. For the six months ended March 31, 1999 and March 31, 1998, packaging materials sales totaled $56 million. The increased net sales for the three months ended March 31, 1999 primarily reflected a higher volume of gold wire shipments. For the six month period ended March 31, 1999 gold wire shipments were also higher than the prior year but were offset by lower volume of aluminum wire shipments.

Gross profit as a percentage of net sales was 28.6% in the three months ended March 31, 1999 compared to 38.3% during the comparable quarter in the prior year. For the six month period ended March 31, 1999, gross profit as a percentage of net sales was 27.6% compared to 37.6% in the prior year. The lower gross margin in both the three month and six month periods ended March 31, 1999 was due to lower gross profit margin in the equipment segment partially offset by higher gross profit margin in the packaging materials segment. Equipment segment gross profit margin decreased to 28.4% in the three months ended March 31, 1999 from 42.1% for the same period in the prior year. For the six month period ended March 31, 1999 equipment segment gross profit as a percentage of net sales decreased to 28.3% from 41.5% in the prior year. The decrease in both the three and six month periods ended March 31, 1999 resulted primarily from lower average selling prices for the Company's ball bonders due to pricing competition and the absorption of manufacturing overhead costs by fewer units sold. Gross profit margins on packaging materials products increased to 28.8% in the three months ended March 31, 1999 from 25.3% in the same period last year. For the six month period ended March 31, 1999 the gross profit margin for packaging materials products increased to 26.7% from 24.5% in the prior year. The increase in both the three and six month periods ended March 31, 1999 was due primarily to the introduction in fiscal 1999 of higher margin fine pitch products by the expendable tools operation.

Selling, general and administrative ("SG&A") expenses totaled $20 million in both the three months ended March 31, 1999 and the three months ended March 31, 1998. For the six month period ended March 31, 1999 SG&A expenses were $37 million compared to $43 million for the comparable period in the prior year. In the three month period ended March 31, 1999, lower payroll related expenses were offset by a higher reserve for outstanding receivables resulting in the same total SG&A expense as the prior year. For the six month period ended March 31, 1999 the lower SG&A expenses in fiscal 1999 were due primarily to the Company's reduction in work-force that took place in the fourth quarter of fiscal 1998 in response to the industry-wide slowdown in orders for semiconductor assembly equipment.

Net research and development ("R&D") costs totaled $9 million for the three months ended March 31, 1999 compared to $13 million during the comparable quarter of the prior year. R&D costs for the six month period ended March 31, 1999 were $18 million compared to $25 million in the prior year. The decrease in R&D spending in the first two quarters of fiscal 1999 compared to the prior year generally reflected the Company's resizing efforts of reducing its work-force and discontinuing certain products in response to the industry-wide slowdown in orders for semiconductor assembly equipment that began in fiscal 1998.

The Company recorded resizing and relocation costs of approximately $5.5 million in the three months ended March 31, 1999, reflecting provisions for severance and asset write-off and removal costs resulting from the planned move of its automatic ball bonder manufacturing operation to Asia. The Company expects to spend an additional $10 to $12 million on tooling and equipment, training and start-up costs within the next 12 months to prepare the new facility for production. The new facility is expected to be operational in fiscal 2000. In addition to the costs associated with the move of the automatic ball bonder production operation, during the six month period ended March 31, 1999 the Company also recorded resizing costs of $397,000 for severance in connection with the reduction in work-force that took place in the three months ended December 31, 1998.

In January 1999, the Company purchased enabling technology and fixed assets used in the design, development, manufacture, marketing and sale of laminate substitutes (the "XLAM technology") for $8 million. The Company recorded a charge of approximately $4 million for in-process research and development representing the appraised value of products still in the development stage that have not reached technological feasibility.

For the three month period ended March 31, 1999, the Company recorded a $17 million loss from operations compared to income from operation of $13 million in the comparable quarter of the prior year. For the six-month period ended March 31, 1999, the Company recorded a loss from operations of $27 million compared to income from operations of $24 million in the comparable period of the prior year. Excluding the non recurring costs associated with the move of the ball bonder manufacturing operation and the charge for in-process research and development, the loss from operations in the three and six month periods ended March 31, 1999 was $8 million and $18 million, respectively. The loss from operations in both the three and six month periods ended March 31, 1999 resulted primarily from the decline in equipment segment unit sales and gross profit due to the industry-wide slowdown in orders for semiconductor assembly equipment partially offset by lower SG&A and R&D expense.

In the three and six months ended March 31, 1999, the Company recognized 100%, or approximately $5 million and $8 million, respectively, of the loss incurred on its 51% equity interest in Flip Chip Technologies, LLC ("FCT") compared to recognizing only 51% of the loss, or $2 million and $5 million, respectively, during the same periods in the prior year. Included in the loss for the three months ended March 31, 1999 was a one-time charge of approximately $1 million for severance costs associated with a resizing of the FCT operations and an appraisal fee. The Company recorded 100% of the loss at FCT due to uncertainties surrounding FCT's ability to obtain additional financing from Delco (the Company's joint venture partner) and FCT's ability to generate short-term positive cash flow. See the discussion of FCT under the "Risk Factors" section of this Item 2 for further information regarding FCT.

The Company's effective tax rate for fiscal 1999 is presently expected to approximate 30%, compared to 26% for fiscal 1998. The increase in the effective tax rate in fiscal 1999 is due to a larger portion of the expected loss occurring in United Stated based operations, which have a higher effective tax rate than the Company's foreign entities.

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

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 1999, the Company had $71 million in cash and short term investments compared to $107 million at September 30, 1998, additionally, the Company has a total of $60 million available under a bank revolving credit facility, which expires in March 2003. At March 31, 1999, the Company was in compliance with the covenants of the credit facility and had no borrowings outstanding under the facility. The revolving credit facility provides for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus .4% to .8% depending on the Company's leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

Cash used in operating activities totaled $13 million during the six months ended March 31, 1999 compared to $8 million during the comparable period in the prior year. The use of cash for operating activities in the first six months of fiscal 1999 was primarily the result of the loss recorded by the Company in that period.

At March 31, 1999, working capital was $157 million compared to $182 million at September 30, 1998. The lower working capital was due primarily to a reduction in cash and investments reflecting the loss recorded in the six month period ended March 31, 1999 along with the funding of joint ventures and the purchase of the XLAM technology.

During the six months ended March 31, 1999, the Company invested approximately $2 million in property and equipment compared to $7 million in the comparable period of the prior year. The Company presently expects total fiscal 1999 capital spending to approximate $23 million. The principal capital projects planned for the remainder of fiscal 1999 include approximately $4 million for the purchase of tooling and equipment necessary to commence equipping the new manufacturing facility in Asia, $9 million for equipment and leasehold improvements necessary to outfit a research and manufacturing facility to develop the XLAM technology, $4 million for improvements to the manufacturing capacity for the packaging and materials business and $2 million for increases in manufacturing capacity at Flip Chip Technologies.

Pursuant to the terms of the Flip Chip Technologies joint venture agreement, the Company made capital contributions of approximately $17 million through March 31, 1999. In addition, the Company has entered into four separate loan agreements totaling $30 million with FCT. As of March 31, 1999, all $30 million had been loaned to FCT under these loan agreements. During the first six months of fiscal 1999, the Company gave notice to FCT of its desire to convert the loans, together with accrued interest, into equity units. See the "Risk Factors" section of this Item 2 for a further discussion of FCT.

The Company entered into a joint venture agreement, in September 1998, to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. Through March 31, 1999 the Company has invested $2 million in this joint venture and has committed to invest a total of $6 million.

As stated previously, the Company purchased the XLAM technology for $8 million. The Company has no commitments to, but expects to invest approximately $15 million during the remainder of fiscal 1999 for operational and capital expenditures.

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

To the extent the Company fails to accurately forecast demand in volume and configuration for both its current and next-generation wire bonders (specifically the Company's Model 8028 wire bonders) and generally to manage product transitions successfully, it could experience reduced orders, delays in product shipments and increased risk of inventory obsolescence.

Furthermore, the acquisition of the XLAM technology and the investment in FCT ( see Investment in Flip Chip Technologies, LLC under this Risk Factors section) and advance polymer materials joint ventures expose the Company to risk to the extent that there can be no assurance that the Company will successfully complete the development and manufacture of these new products, that these new products will be accepted in the marketplace or that the Company will manage these new products successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.

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

Investment in Flip Chip Technologies, LLC

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") providing for the formation and management of FCT. FCT was formed to provide wafer bumping services on a contract basis and to license related technologies. The Company owns a 51% equity interest in FCT but participates equally with Delco in the management of FCT through an Executive Committee. The Company accounts for its investment in FCT using the equity method, and prior to fiscal 1999 recognized its proportionate share of the operating results of the joint venture on the basis of its ownership interest. Beginning in fiscal 1999, the Company is recognizing 100% of the operating results for the reasons described below. Through March 31, 1999, the Company had contributed $17 million of capital and had loaned $30 million to FCT pursuant to four revolving loan agreements.

The loans to FCT bear interest at the prime rate plus 1 1/2% (9.25% at March 31, 1999) and are secured by FCT's accounts receivable, inventory and machinery and equipment. The loans are due on various dates through November 19, 2000 with interest payable generally upon maturity. The loans are convertible, at the Company's option, into additional equity units of FCT. Under these agreements Delco also has certain rights to purchase additional equity units of FCT. On November 4, 1998, the Company notified Delco of its desire to convert the outstanding loans into additional equity units of FCT, subject to an appraisal of FCT and the value of an equity unit. Until the conversion valuation is determined the Company cannot be certain as to if or when the conversion of the outstanding loans to FCT equity units will take place. However, due to uncertainties surrounding FCT's ability to obtain additional financing from Delco and FCT's ability to generate short-term positive cash flow, in fiscal 1999 the Company began recognizing 100% of the operating results of FCT in its financial statements. The Company is not recognizing interest income from its loans to FCT.

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

In connection with its review and corrective measures, the Company has replaced its business and accounting systems of its equipment manufacturing sites in the US and Israel with a new Enterprise Resource Planning System ("ERPS") which is Year 2000 compliant. The Company expects the total cost of hardware, software, consulting costs, training and internal expenses to implement the new ERPS to be approximately $9 million, the majority of which had been spent by March 31, 1999.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 1999, the Company had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $38 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 1999, the decline in the fair market value of the portfolio would not have a material adverse effect on the Company's business, financial condition or operating results.

PART II. OTHER INFORMATION.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders of the Company was held on February 9, 1999.

At this meeting, Messrs. James W. Bagley and C. Scott Kulicke were reelected to the Board of Directors of the Company for terms expiring at the 2003 Annual Meeting. In such election, 22,282,518 votes and 22,165,410 votes were cast for Mr. Kulicke and Mr. Bagley, respectively. Under Pennsylvania law, vote cannot be cast against a candidate. Proxies filed by the holders of 188,467 shares and 71,359 shares at the 1999 Annual Meeting withheld authority to vote for Mr. Bagley and Mr. Kulicke, respectively.

Also at the 1999 Annual Meeting, 14,804,753 shares were voted in favor of the proposal to amend the Company's Articles of Incorporation providing that Subchapter E - Control Transactions of the Pennsylvania Business Corporation Law shall not be applicable to the Company, and 240,785 shares voted against this proposal. Proxies filed by the holders of 124,815 shares instructed the proxy holders to abstain from voting on this proposal.

Also at the meeting, 10,965,808 shares were voted in favor of the proposal to approve the 1998 Employee Stock Option Plan, and 4,073,062 shares were voted against such proposal. Proxies filed by the holders of 131,385 shares at the 1999 Annual Meeting instructed proxy holders to abstain from voting on such proposal.

Lastly, 22,275,426 shares were voted in favor of the reappointment of PricewaterhouseCoopers LLP as independent accountants of the Company to serve until the 2000 Annual Meeting, and 47,429 shares were voted against such proposal. Proxies filed by the holders of 31,022 shares at the 1999 Annual Meeting instructed the proxy holders to abstain from voting on such proposal. "Broker non votes" received at the 1999 Annual Meeting totaled 7,475,340 shares.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 3(i) - Form of Amendment of Articles of Incorporation effective March 12, 1999.

          Exhibit 10(a) - The Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan filed as Appendix A to the Company's definitive proxy statement relating to the February 9, 1999 Annual Meeting of Shareholders, is incorporated herein by reference. *

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter to which this Report relates.

*    Compensatory contract



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KULICKE AND SOFFA INDUSTRIES, INC.

Date:  May 13, 1999                           By: /s/ Clifford G. Sprague
                                              ----------------------------------
                                                  Clifford G. Sprague
                                                  Senior Vice President,
                                                  Chief Financial Officer

                                                   (Principal Financial Officer)