Form 10-Q
period 1999-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 1999-08-13
CIK 56978

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1999

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________.

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


As of July 31, 1999, there were 23,469,549 shares of the Registrant's Common Stock, Without Par Value outstanding.

                       KULICKE AND SOFFA INDUSTRIES, INC.

                            FORM 10 - Q JUNE 30, 1999

                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION:


Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         June 30, 1999 and September 30, 1998                                 3

         Consolidated Statements of Operations -
         Three and Nine Months Ended June 30, 1999
         and 1998                                                             4

         Consolidated Statements of Cash Flows -
         Nine Months Ended June 30, 1999 and 1998                             5

         Notes to Consolidated Financial Statements                      6 - 10


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            11 - 20

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                         20



PART II. OTHER INFORMATION:

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                   21


Signatures.                                                                  21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  June 30,    September 30,
                                                    1999           1998
                                                (unaudited)
                           ASSETS                --------       ---------
CURRENT ASSETS:
Cash and cash equivalents                       $  56,913       $  76,478
Short-term investments                              2,186          30,422
Accounts and notes receivable, net                 98,258          66,137
Inventories, net                                   50,489          47,573
Deferred income taxes                              16,628           2,608
Prepaid expenses and other current assets           7,704           5,303
Refundable income taxes                             2,831           5,270
                                                ---------       ---------
   TOTAL CURRENT ASSETS                           235,009         233,791
Property, plant and equipment, net                 64,087          48,269
Intangible assets, primarily goodwill, net         45,468          38,765
Investments in and loans to joint ventures          2,668          19,920
Other assets                                        2,299           1,839
                                                ---------       ---------
   TOTAL ASSETS                                 $ 349,531       $ 342,584
                                                =========       =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Debt due within one year                        $     --        $     192
Accounts payable to suppliers and others           44,131          24,223
Accrued expenses                                   26,695          23,549
Income taxes payable                                2,746           3,646
                                                ---------       ---------
  TOTAL CURRENT LIABILITIES                        73,572          51,610
Other liabilities                                   5,658           3,064
                                                ---------       ---------
  TOTAL LIABILITIES                                79,230          54,674
                                                ---------       ---------
Commitments and contingencies                         --              --
Minority interest                                   5,778             --

SHAREHOLDERS' EQUITY:
Common stock, without par value                   159,555         157,986
Retained earnings                                 109,666         133,964
Accumulated other comprehensive loss               (4,698)         (4,040)
                                                ---------       ---------
  TOTAL SHAREHOLDERS' EQUITY                      264,523         287,910
                                                ---------       ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 349,531       $ 342,584
                                                =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                         Three months ended      Nine months ended
                                              June 30                 June 30
                                        ---------------------   --------------------
                                           1999       1998         1999       1998
                                        ---------   ---------   ---------   --------
Net sales                               $ 110,806   $  91,693   $ 245,542   $ 334,864

Cost of goods sold                         80,432      61,508     177,967     213,347
                                        ---------   ---------   ---------   ---------
Gross profit                               30,374      30,185      67,575     121,517
                                        ---------   ---------   ---------   ---------
Selling, general and
 administrative                            21,743      21,252      58,819      64,014
Research and development, net               9,407      12,135      27,048      37,088
Resizing and relocation costs                 --          --        5,918         --
Purchased in-process research
 and development                              --          --        3,935         --
                                        ---------   ---------   ---------   ---------
Income (loss) from operations                (776)     (3,202)    (28,145)     20,415
Interest income                               926       1,428       2,893       4,088
Interest expense                              (44)       (136)       (141)       (230)
Equity in loss of joint ventures           (1,330)     (2,312)     (9,603)     (6,853)
                                        ---------   ---------     -------   ---------
Income (loss) before income taxes          (1,224)     (4,222)    (34,996)     17,420
Income tax provision (benefit)               (283)     (1,098)    (10,416)      4,529
                                        ---------   ---------     -------   ---------
Income (loss) before minority
 interest                                    (941)     (3,214)    (25,580)     12,891
Minority interest                            (282)        --         (282)        --
                                        ---------   ---------   ---------   ---------
Net income (loss)                       $    (659)  $  (3,124)  $ (24,298)  $  12,891
                                        =========   =========   =========   =========

Net income (loss) per share:
  Basic                                 $   (0.03)  $   (0.13)  $   (1.04)  $    0.55
                                        =========   =========   =========   =========
  Diluted                               $   (0.03)  $   (0.13)  $   (1.04)  $    0.54
                                        =========   =========   =========   =========

Weighted average shares outstanding:
   Basic                                   23,464      23,324      23,413      23,287
   Diluted                                 23,464      23,324      23,413      23,678

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         Nine months ended
                                                              June 30,
                                                      ------------------------
                                                         1999           1998
                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)                                     $ (24,298)     $  12,891
 Adjustments to reconcile net income(loss) to
   net cash provided by(used in) operating
   activities:
   Depreciation and amortization                         10,769          9,613
   Equity in loss of joint ventures                       9,603          6,853
   Minority interest                                       (282)          --
   Deferred taxes on income                             (14,020)          (925)
   Purchased in-process R&D                               3,935           --
   Changes in other components of working
     capital, net                                       (15,448)       (16,928)
   Change in refundable income taxes                      2,439           --
   Other, net                                             1,498            (12)
                                                      ---------      ---------
   Net cash provided by(used in) operating
   activities                                           (25,804)        11,492
                                                      ---------      ---------
INVESTING ACTIVITIES:
 Purchases of investments classified as
   available for sale                                   (29,375)       (86,337)
 Maturities of investments classified as
   available for sale                                    57,454         51,054
 Purchases of property, plant and equipment              (3,583)       (12,382)
 Purchase of XLAM technology                             (8,000)          --
 Investments in and loans to joint ventures             (10,243)       (10,000)
                                                      ---------      ---------
 Net cash provided by(used in) investing
 activities                                               6,253        (57,665)
                                                      ---------      ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                     178            377
 Payments on capital leases                                (192)          (757)
                                                      ---------      ---------
Net cash used in financing activities                       (14)          (380)
                                                      ---------      ---------
Changes in cash and cash equivalents                    (19,565)       (46,553)
Cash and cash equivalents at beginning
  of period                                              76,478        107,605
                                                      ---------      ---------
Cash and cash equivalents at end of period            $  56,913      $  61,052
                                                      =========      =========

Certain non-cash investing activities related to the conversion of investments in joint venture are described more fully in Note 7.

       The accompanying notes are an integral part of these consolidated financial statements

                       KULICKE AND SOFFA INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (amounts in thousands)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999 and September 30, 1998, and the results of its operations for the three and nine month periods ended June 30, 1999 and 1998 and its cash flows for the nine month periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

NOTE 2 - INVENTORIES:

Inventories consist of the following:
                                             June 30,         September 30,
                                               1999               1998
                                             --------         -------------
Raw materials and supplies                   $ 34,097              $ 28,062
Work in process                                19,175                11,381
Finished goods                                 12,847                23,788
                                             --------              --------
                                               66,119                63,231
Inventory reserves                            (15,630)              (15,658)
                                             --------              --------
                                             $ 50,489              $ 47,573
                                             ========              ========

NOTE 3 - EARNINGS PER SHARE:

Net income(loss) per share for the three and nine month periods ended June 30, 1999 and 1998 has been calculated per the requirements of Statement of Financial Accounting Standards ("SFAS") 128. Under SFAS 128, basic earnings per share includes only the weighted average number of common shares outstanding during the period and excludes the effect of stock options from the calculation. Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options outstanding during the period.

For the three month periods ended June 30, 1999 and 1998 and the nine month period ended June 30, 1999, the Company reported net losses. For these periods, the effect of stock options has been excluded from the share base used to compute diluted loss per share as the effect would be antidilutive.

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the three and nine month periods ended June 30, 1999 and 1998 were as follows:


                                                   Advanced
                                     Packaging     Packaging      Corporate,
Three months ended     Equipment     Materials     Technology     Other and
 June 30, 1999:         Segment       Segment      Segment(1)       Elim.          Total
                       ---------     ---------     ---------      ---------      ---------
Net sales              $  78,652     $  31,191     $     963                     $ 110,806
Cost of goods sold        56,635        22,309         1,488                        80,432
                       ---------     ---------     ---------      ---------      ---------
Gross profit              22,017         8,882          (525)                       30,374
Operating costs           21,093         5,933         1,746      $   2,378         31,150
                       ---------     ---------     ---------      ---------      ---------
Income (loss)
 from operations       $     924     $   2,949     $  (2,271)     $  (2,378)     $    (776)
                       =========     =========     =========      =========      =========


                                                           Advanced
                                             Packaging     Packaging      Corporate,
Nine months ended             Equipment      Materials     Technology     Other and
 June 30, 1999:                Segment        Segment      Segment(1)       Elim.          Total
                              ---------      ---------     ---------      ---------      ---------
Net sales                     $ 157,044      $  87,535     $     963                      $ 245,542
Cost of goods sold              112,864         63,615         1,488                        177,967
                              ---------      ---------     ---------      ---------      ---------
Gross profit                     44,180         23,920          (525)                       67,575
Operating costs                  60,874         17,445         1,746      $   5,802         85,867
Resizing/relocation costs         5,918                                                      5,918
Puchased in-process R&D                                                       3,935          3,935
                              ---------      ---------     ---------      ---------      ---------
Income (loss)
 from operations              $ (22,612)     $   6,475     $  (2,271)     $  (9,737)     $ (28,145)
                              =========      =========     =========      =========      =========
Segment assets
 at June 30, 1999             $ 154,328      $  81,842     $  34,803      $  78,558      $ 349,531
                              =========      =========     =========      =========      =========


(1) Comprised of Flip Chip Technologies,LLC ("FCT") and the Company's XLAM operation. Effective May 31, 1999, the Company increased its ownership interest in FCT (see Note 7) and began consolidating FCT's results with the operating results of the Company. Accordingly, the Loss from Operations includes FCT's results for the month of June 1999. Prior to June 1999 no separate segment existed and therefore no comparative data is available.

                                     Packaging    Corporate,
Three months ended     Equipment     Materials    Other and
 June 30, 1998:         Segment       Segment       Elim.         Total
                       --------      --------     --------      --------
Net sales              $ 64,822      $ 26,871                   $ 91,693
Cost of goods sold       41,235        20,273                     61,508
                       --------      --------     --------      --------
Gross profit             23,587         6,598                     30,185
Operating costs          25,765         5,811     $  1,811        33,387
                       --------      --------     --------      --------
Income (loss)
 from operations       $ (2,178)     $    787     $ (1,811)     $ (3,202)
                       ========      ========     ========      ========

                                     Packaging     Corporate,
Nine months ended      Equipment     Materials     Other and
 June 30, 1998:         Segment       Segment        Elim.          Total
                       ---------     ---------     ---------      ---------
Net sales              $ 251,680     $  83,184                    $ 334,864
Cost of goods sold       150,571        62,776                      213,347
                       ---------     ---------     ---------      ---------
Gross profit             101,109        20,408                      121,517
Operating costs           77,133        17,733     $   6,236        101,102
                       ---------     ---------     ---------      ---------
Income (loss)
 from operations       $  23,976     $   2,675     $  (6,236)     $  20,415
                       =========     =========     =========      =========
Segment assets
 at June 30, 1998      $ 157,407     $  83,355     $ 121,599      $ 362,361
                       =========     =========     =========      =========

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

The components of the change in resizing and relocation liabilities for the nine months ended June 30, 1999 are as follows:

                                        Asset
                                      write-off
                        Severance    and removal     Other        Total
                       -----------   -----------   ---------    ---------
Balance at
  September 30, 1998     $ 3,088                    $   628      $ 3,716
Provision                  4,352       $ 1,566                     5,918
Spending/other            (3,112)                      (147)      (3,259)
                         -------       -------      -------      -------
Balance at
  June 30, 1999          $ 4,328       $ 1,566      $   481      $ 6,375
                         =======       =======      =======      =======

Note 6 - IN-PROCESS RESEARCH AND DEVELOPMENT

In January 1999, the Company purchased enabling technology and fixed assets used in the design, development, manufacture, marketing and sale of laminate substrates (the "XLAM technology") for $8 million. The Company has allocated the majority of the purchase price to intangible assets, including in-process research and development. The portion of the purchase price allocated to in-process research and development was charged to expense in the three months ended March 31, 1999. The other purchased intangibles include core technology and assembled workforce. These intangibles are being amortized over their estimated useful lives of 1 - 5 years.

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

Note 7 - FLIP CHIP TECHNOLOGIES LLC

Effective May 31, 1999 the Company increased its ownership interest in Flip Chip Technologies, LLC ("FCT"), the Company's joint venture with Delco Electronics Corporation, from 51% to 73.6% by converting all of its outstanding loans to FCT and accrued interest totaling $32,832 into equity units. The Company accounted for the increase in ownership by the purchase method of accounting and began fully consolidating the results of FCT into the Company's financial statements on June 1, 1999. Consequently, the Company's financial statements for the three and nine months ended June 30, 1999 include one month of FCT's operating results on a fully consolidated basis and FCT's results accounted for by the equity method of accounting and reflected in Equity in Loss on Joint Ventures for the remaining portion of each period. The Company recorded goodwill of $5,205 associated with the increase in ownership of FCT and is amortizing the goodwill over 10 years.

The Company recorded a pretax loss from FCT operations for the three and nine months ended June 30, 1999 as follows:

                                    Three Months Ended    Nine Months Ended
                                       June 30, 1999        June 30, 1999
                                       -------------        -------------
Equity in loss of joint venture           $ 1,093              $ 9,163
Consolidated with operations
  of the Company                              913                  913
                                          -------              -------
Pretax loss from FCT operations           $ 2,006              $10,076
                                          =======              =======

Pro forma operating results of the Company, assuming the increase in ownership of FCT took place at the beginning of fiscal 1998, are as follows:

                                                    (unaudited)
                                             Nine months ended June 30,
                                           -----------------------------
                                               1999              1998
                                            ---------         ---------
Net Sales                                   $ 254,782         $ 337,386
Net income(loss)                              (22,951)           10,672
Earning(loss) per share - diluted           $   (0.98)        $    0.45

Selected assets of FCT, which are consolidated in the Company's total assets, at June 30, 1999, are:

                                                        June 30, 1999
                                                        -------------
Cash                                                         $  2,441
Current assets                                               $  5,199
Property, plant and equipment, net                             20,587
Total assets                                                   26,400

Note 8 - COMPREHENSIVE LOSS:

For the three and nine months ended June 30, 1999 and 1998, the components of total comprehensive income (loss) are as follows:


                                   Three months ended           Nine months ended
                                         June 30                     June 30
                                 ----------------------      ----------------------
                                   1999          1998          1999          1998
                                 --------      --------      --------      --------
Net income(loss)                 $   (659)     $ (3,124)     $(24,298)     $ 12,891
                                 --------      --------      --------      --------
Foreign currency translation
 adjustment                          (132)         (618)          595        (1,733)
Minimum pension liability,
 net of taxes                        --            --          (1,137)         --
Unrealized gain(loss)
 on investments,net of taxes          (22)         --            (116)         --
                                 --------      --------      --------      --------
Other comprehensive loss             (154)         (618)         (658)       (1,733)
                                 --------      --------      --------      --------
Comprehensive income(loss)       $   (813)     $ (3,742)     $(24,956)     $ 11,158
                                 ========      ========      ========      ========

Prior year amounts have been restated to conform with the current year presentation.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by the statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, competitiveness, gross margins, operating expenses and management's plans and objectives for current and future operations of the Company. Such statements are based on current expectations and are subject to risk and uncertainties, including those discussed below and under the heading "Risk Factors" within this section and in the Company's reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Financial Statements and Notes presented thereto on pages 6 to 10 of this Form 10-Q for a full understanding of the Company's financial position and results of operations for the three and nine month periods ended June 30, 1999.

INTRODUCTION

The Company's operating results primarily depend upon the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results, in particular, during fiscal 1998 and the first nine months of fiscal 1999. However, the Company has experienced a rebound in orders and believes it is in the beginning of an upturn in the semiconductor cycle. The Company does not consider its business to be seasonal in nature.

A new business segment, Advanced Packaging Technology, comprised of Flip Chip Technologies, LLC ("FCT") and the Company's XLAM operation, was established to reflect the operating results of the Company's strategic initiative to develop new technologies for advanced semiconductor packaging. Effective May 31, 1999 the Company increased its ownership interest in FCT, the Company's joint venture with Delco Electronics Corporation, from 51% to 73.6% by converting all of its outstanding loans to FCT and accrued interest totaling $32.8 million into equity units. The Company accounted for the increase in ownership by the purchase method of accounting and began fully consolidating the results of FCT into the Company's financial statements on June 1, 1999. Consequently, the Company's financial statements for the three and nine months ended June 30, 1999 include one month of FCT's operating results on a fully consolidated basis and FCT's results accounted for by the equity method of accounting and reflected in Equity in Loss of Joint Ventures for the remaining portion of each period.

RESULTS OF OPERATIONS - Three and nine month periods ended June 30, 1999 compared to the three and nine months ended June 30, 1998.

As indicated above, the semiconductor industry experienced a downturn in fiscal 1998 and the first nine months of fiscal 1999. However, the Company has experienced a rebound in orders with net bookings of $131 million in the three months ended June 30, 1999 and $98 million in the three months ended March 31, 1999 compared to $51 million for the three months ended December 31, 1998. The backlog of customer orders totaled $88 million at June 30, 1999 compared to $68 million at March 31, 1999 and $44 million at December 31, 1998. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, the Company's backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the three months ended June 30, 1999 increased 21% over the comparable period in the prior year while net sales for the nine months ended June 30, 1999 were 27% below the prior year. The increase in sales for the three months ended June 30, 1999 was due to an increase of 58% in unit sales of wire bonders reflecting the improved business environment for semiconductor assembly equipment and higher volume of gold wire and capillary shipments in the Company's packaging materials business. In line with the improved business environment for semiconductor assembly equipment, the Company's net sales in the third quarter were 51% higher than the second quarter of fiscal 1999. However, sales for the nine months ended June 30, 1999 were below the comparable period in the prior year due to the industry-wide slowdown in demand for semiconductor assembly equipment which existed during most of fiscal 1999. Net sales to customs in Taiwan, Singapore and Hong Kong were above the prior year for the three months ended June 30, 1999 but only sales to customers in Singapore were above the prior year for the nine months ended June 30, 1999. Net sales to all other major geographic regions were below the comparable periods of the prior year for both the three and nine months ended June 30, 1999.

Gross profit as a percentage of net sales was 27.4% and 27.5% in the three and nine months ended June 30, 1999 compared to 32.9% and 36.3 during the comparable periods in the prior year. The lower gross margin in both the three and nine month periods ended June 30, 1999 resulted largely from a decrease in the gross margin for the equipment segment primarily attributable to lower average selling prices for the Company's ball bonders due to pricing competition. The lower gross margin in the three months ended June 30, 1999 was also negatively impacted by the loss recorded at the Company's newly created Advanced

Packaging Technology business segment. This segment will continue to have a negative impact on the Company's gross margin in the fourth quarter of fiscal 1999. The negative impacts on the Company's gross margin mentioned above were partially offset by higher gross margins on the Company's packaging materials products, which increased in both the three and nine months ended June 30, 1999 due primarily to the introduction in fiscal 1999 of higher margin fine pitch products and operating efficiencies resulting from higher unit volume.

Selling, general and administrative ("SG&A") expenses increased 2.3% in the three months ended June 30, 1999 from the comparable period in the prior year but were 8.1% below the prior year for the nine month period ended June 30, 1999. The higher SG&A expenses in the three month period ended June 30, 1999 reflected expenses associated with the new Advanced Packaging Technology business segment, which did not exist in the prior year, and start-up costs for the Company's new Singapore facility. The lower SG&A expense for the nine months ended June 30, 1999 was due primarily to the Company's reduction in work-force that took place in the fourth quarter of fiscal 1998.

Net research and development ("R&D") costs for the three and nine months ended June 30, 1999 were 22.5% and 27.1% below the comparable periods in the prior year. The decrease in R&D spending in the three and nine months ended June 30, 1999 compared to the comparable periods in the prior year reflected the Company's resizing efforts of reducing its work-force in fiscal 1999 and refocusing its R&D efforts on new product introductions (i.e., the model 8028 ball bonder) and new product development. The Company expects to increase its R&D spending in fiscal 2000.

Loss from operations was $.8 million and $28.1 million for three and nine month periods ended June 30, 1999 compared to a loss from operations of $3.2 million in the third quarter of the prior year and income from operations of $20.4 million for the nine months ended June 30, 1998. The reduced loss in the three months ended June 30, 1999 was due primarily to the higher sales volume and lower operating expenses partially offset by lower gross margins. The loss for the nine months ended June 30, 1999 compared to income in the prior year was primarily due to the lower sales for the period as described above.

In the three and nine months ended June 30, 1999, the Company recognized as Equity in Loss of Joint Ventures 100% or $1.1 million and $9.2 million of the loss incurred at FCT and $.2 million and $.4 million of the loss incurred on its equity interest in Advanced Polymer Solutions, LLC. The loss recognized in FCT was through May 31, 1999, at which time the Company increased its ownership in FCT and began consolidating FCT in the operating results of the Company. The Company recognized 51% of the loss at FCT or $2.3 million and $6.9 million for the three and nine months ended June 30, 1998. See the discussion of FCT under the "Risk Factors" section of this Item 2 for further information regarding FCT.

The Company's effective tax rate for fiscal 1999 is presently expected to approximate 30%, compared to 26% for fiscal 1998.

In the three and nine months ended June 30, 1999, the Company recorded minority interest of $.3 million reflecting the Company's joint venture partner's share of the loss incurred at FCT for the month of June 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's financial statements for all quarters in the fiscal year commencing October 1, 2000. Management has not completed its review of SFAS 133 but does not believe adoption will have a significant impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 1999, the Company had $59 million in cash and short term investments compared to $107 million at September 30, 1998; additionally, the Company had a total of $60 million available under a bank revolving credit facility, which expires in March 2003. At June 30, 1999, the Company was in compliance with the covenants of the credit facility and had no borrowings outstanding under the facility. The revolving credit facility provides for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus .4% to .8% depending on the Company's leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

Cash used in operating activities totaled $26 million during the nine months ended June 30, 1999 compared to cash provided by operating activities of $11 million during the comparable period in the prior year. The use of cash for operating activities in the first nine months of fiscal 1999 was primarily the result of the loss recorded by the Company in that period and the increase in non-cash components of working capital, specifically accounts receivable, to finance the increase in shipments during the third quarter.

At June 30, 1999, working capital was $161 million compared to $182 million at September 30, 1998. The lower working capital was due primarily to a reduction in cash and investments reflecting the loss recorded in the nine month period ended June 30, 1999 along with the funding of joint ventures and the purchase of the XLAM technology.

During the nine months ended June 30, 1999, the Company invested approximately $4 million in property and equipment compared to $12 million in the comparable period of the prior year. The principal capital projects planned for the remainder of fiscal 1999 include approximately $3 million for the purchase of tooling and equipment necessary to commence equipping the new manufacturing facility in Singapore and $3 million for equipment and leasehold improvements necessary to outfit a research and manufacturing facility to develop the XLAM technology.

In September 1998, the Company entered into a joint venture agreement to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. Through June 30, 1999 the Company has invested $2.7 million in this joint venture and has committed to invest a total of $6 million.

The Company purchased the XLAM technology for $8 million in the second quarter of fiscal 1999. The Company expects to invest an additional $9 million in fiscal 1999 for operational and capital expenditures and estimates additional funding requirements will be necessary in future years.

The Company believes that anticipated cash flows from operations, its working capital and amounts available under its revolving credit facilities will be sufficient to meet the Company's liquidity and capital requirements for at least the next 12 months. However, the Company may seek, as required, equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

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

Product Concentration

A significant portion of the Company's revenue is derived from sales of a relatively small number of machines, most with selling prices ranging from $60 thousand to over $400 thousand. A delay in the shipment of a limited quantity of machines, either due to manufacturing delays or to rescheduling or cancellations of customer orders, could have a material adverse effect on the results of the operations for any particular fiscal year or quarter.

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

New Product Introduction

The Company's inability to successfully manage new product transitions including the qualification of new products, or its inability to manufacture and ship these products in volume and on a timely basis, could adversely affect the Company's competitive position.

Furthermore, the acquisition of the XLAM technology and the investments in FCT ( see Investment in Flip Chip Technologies, LLC under this Risk Factors section) and the advance polymer materials joint venture expose the Company to risk to the extent that there can be no assurance that the Company will successfully complete the development and manufacture of these new products, that these new products will be accepted in the marketplace or that the Company will manage these new products successfully. The Company's failure to do any of the foregoing could materially adversely affect the Company's business, financial condition and operating results.

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

Sales to Foreign Customers

Most of the Company's foreign sales are denominated in US dollars, and the Company believes that fluctuations in the value of the US dollar relative to certain foreign currencies may make the Company's products more expensive in relation to products offered by certain of the Company's foreign competitors. In addition, a majority of the Company's sales are to customers with operations in the Asia/Pacific region, which has been adversely affected by economic turmoil. There can be no assurance that selling prices of future orders or that the economic problems that persist in the Asia/Pacific region will not have a material adverse effect on the Company's business and operating results.

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

Investment in Flip Chip Technologies, LLC

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") providing for the formation and management of FCT. FCT was formed to provide wafer bumping services on a contract basis and to license related technologies. Effective May 31, 1999 the Company increased its ownership interest in FCT, from 51% to 73.6% by converting all of its outstanding loans to FCT and accrued interest totaling $32.8 million into equity units. Through June 30, 1999, the Company had contributed $50 million of capital to FCT.

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

In connection with its review and corrective measures, the Company has replaced its business and accounting systems of its equipment manufacturing sites in the US and Israel with a new Enterprise Resource Planning System ("ERPS") which is Year 2000 compliant. The Company expects the total cost of hardware, software, consulting costs, training and internal expenses to implement the new ERPS to be approximately $9 million, the majority of which had been spent by June 30, 1999.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At June 30, 1999, the Company had non-trading investments of $2.2 million. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 1999, the decline in the fair market value of the portfolio would not have a material adverse effect on the Company's business, financial condition or operating results.

PART II.  OTHER INFORMATION.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                Exhibit 27 - Financial Data Schedule


         (b)    Reports on Form 8-K

                The Company filed a Form 8-K on June 30, 1999 making an Item 5 disclosure to announce that the Company increased its ownership in Flip Chip Technologies, LLC from 51% to 73.6% by converting all of its outstanding loans and accrued interest into equity units of FCT.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       KULICKE AND SOFFA INDUSTRIES, INC.

Date:  August 13, 1999             By:  /s/ Clifford G. Sprague
                                        -----------------------
                                        Clifford G. Sprague
                                        Senior Vice President,
                                        Chief Financial Officer

                                       (Principal Financial Officer)