Form 10-Q
period 1999-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2000-02-11
CIK 56978

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1999
                                    -----------------

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 31, 2000, there were 23,657,443 shares of the Registrant's Common Stock, Without Par Value outstanding.

                       KULICKE AND SOFFA INDUSTRIES, INC.

                          FORM 10 - Q DECEMBER 31, 1999

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION:

Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
           September 30, 1999 and December 31, 1999                         3

          Condensed Consolidated Statements of Operations -
           Three Months Ended December 31, 1998
           and 1999                                                         4

          Condensed Consolidated Statements of Cash Flows -
           Three Months Ended December 31, 1998 and 1999                    5

          Notes to Condensed Consolidated Financial
             Statements                                                   6 - 10


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            10 - 25

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                  25 - 26

PART II.  OTHER INFORMATION:

Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                              26

Signatures.                                                                27

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                September 30,    December 31,
                                                    1999            1999
                                                                 (unaudited)
                                     ASSETS       ---------       ---------

CURRENT ASSETS:
Cash and cash equivalents                         $  37,155       $ 177,837
Short-term investments                                2,190          21,104
Accounts and notes receivable, net                  136,047         159,888
Inventories                                          61,782          70,213
Deferred income taxes                                11,071           8,738
Prepaid expenses and other current assets             9,906           9,365
Refundable income taxes                               2,934           1,016
                                                  ---------       ---------
   TOTAL CURRENT ASSETS                             261,085         448,161
Property, plant and equipment, net                   67,485          71,294
Intangible assets, primarily goodwill, net           44,637          43,931
Investments in and loans to joint ventures            2,940           3,417
Other assets                                          1,998           7,850
                                                  ---------       ---------
   TOTAL ASSETS                                   $ 378,145       $ 574,653
                                                  =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current portion
 of long-term debt                                $   1,178       $   1,204
Accounts payable                                     61,962          63,924
Accrued expenses                                     27,210          29,356
Income taxes payable                                  3,604           5,825
                                                  ---------       ---------
  TOTAL CURRENT LIABILITIES                          93,954         100,309
Other liabilities                                     4,373           4,803
Long term debt                                           --         175,000
Minority interest                                     5,042           4,772
                                                  ---------       ---------
  TOTAL LIABILITIES                                 103,369         284,884
                                                  ---------       ---------

Commitments and contingencies                            --              --

SHAREHOLDERS' EQUITY:
Common stock, without par value                     160,108         162,079
Retained earnings                                   117,018         129,819
Accumulated other comprehensive loss                 (2,350)         (2,129)
                                                  ---------       ---------
  TOTAL SHAREHOLDERS' EQUITY                        274,776         289,769
                                                  ---------       ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 378,145       $ 574,653
                                                  =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three months ended
                                                              December 31,
                                                       ------------------------
                                                          1998           1999
                                                       ---------      ---------
Net sales                                              $  61,175      $ 179,849

Cost of goods sold                                        44,999        119,937
                                                       ---------      ---------
Gross profit                                              16,176         59,912
                                                       ---------      ---------
Selling, general and
 administrative                                           17,247         30,693
Research and development, net                              8,814         12,103
Resizing costs                                               397             --
                                                       ---------      ---------
Income (loss) from operations                            (10,282)        17,116
Interest income                                            1,157          1,090
Interest expense                                             (37)          (514)
Equity in loss of joint ventures                          (3,501)          (346)
                                                       ---------      ---------
Income (loss) before income taxes                        (12,663)        17,346
Income tax provision (benefit)                            (3,800)         4,978
                                                       ---------      ---------
Income (loss) before minority
 interest                                                 (8,863)        12,368
Minority interest in net loss of subsidiary                   --            433
                                                       ---------      ---------
Net income (loss)                                      $  (8,863)     $  12,801
                                                       =========      =========

Net income (loss) per share:
  Basic                                                $   (0.38)     $    0.54
                                                       =========      =========
  Diluted                                              $   (0.38)     $    0.52
                                                       =========      =========

Weighted average common shares outstanding:
   Basic                                                  23,373         23,549
   Diluted                                                23,373         25,342

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Three months ended
                                                              December 31,
                                                        ------------------------
                                                           1998          1999
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)                                       $  (8,863)    $  12,801
 Adjustments to reconcile net income(loss) to
   net cash used in operating activities:
   Depreciation and amortization                            3,370         5,476
   Equity in loss of joint ventures                         3,501           346
   Minority interest in net loss of subsidiary                 --          (433)
   Deferred taxes                                          (4,796)        2,333
   Changes in components of working
     capital, net                                          (1,598)      (23,953)
   Other, net                                               1,509         1,443
                                                        ---------     ---------
   Net cash used in operating activities                   (6,877)       (1,987)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investments classified as
   available for sale                                     (21,316)      (18,981)
 Sale/maturities of investments classified
    as available for sale                                   9,145            --
 Purchases of property, plant and equipment                (1,513)       (8,436)
 Investments in and loans to joint ventures                (4,900)         (823)
                                                        ---------     ---------
 Net cash used in investing activities                    (18,584)      (28,240)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from debt offering                               --       169,579
 Proceeds from issuance of common stock                       103         1,330
 Payments on capital leases                                  (140)           --
                                                        ---------     ---------
Net cash provided by (used in)
 financing activities                                         (37)      170,909
                                                        ---------     ---------
Changes in cash and cash equivalents                      (25,498)      140,682
Cash and cash equivalents at beginning
  of period                                                76,478        37,155
                                                        ---------     ---------
Cash and cash equivalents at end of period              $  50,980     $ 177,837
                                                        =========     =========

CASH PAID DURING THE PERIOD FOR:
Interest                                                $      37     $      59
Income Taxes                                            $   2,571     $     431

The accompanying notes are an integral part of these consolidated financial statements

                       KULICKE AND SOFFA INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except per share and employee data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1999, and the results of its operations for the three month periods ended December 31, 1998 and 1999 and its cash flows for the three month periods ended December 31, 1998 and 1999. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                     September 30,   December 31,
                                         1999            1999
                                       --------        --------
Raw materials and supplies             $ 35,981        $ 42,202
Work in process                          24,033          28,939
Finished goods                           16,696          14,429
                                       --------        --------
                                         76,710          85,570
Inventory reserves                      (14,928)        (15,357)
                                       --------          ------
                                       $ 61,782        $ 70,213
                                       ========        ========

NOTE 3 - EARNINGS PER SHARE:

Basic net income (loss) per share ("EPS") is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share assumes the exercise of employee stock options and the conversion of the convertible subordinated notes to common shares. In addition, in computing diluted net income per share the after-tax amount of interest expense recognized in the period associated with the convertible subordinated notes is added back to net income. For the three months ended December 31, 1999, the after-tax interest associated with the convertible subordinated notes that was added back to net income in order to calculate diluted EPS was $281.

A reconciliation of weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:

                                                 Three months ended
                                                     December 31,
                                                 -------------------
                                                   1998       1999
                                                  ------     ------

Weighted average shares outstanding - Basic       23,373     23,549
Potentionally dilutive securities:
  Employee stock options                               *      1,015
  Convertible subordinated notes                      NA        778
                                                  ------     ------
Weighted average shares outstanding - Diluted     23,373     25,342
                                                  ======     ======

      * Due to the Company's net loss for the three months ended December 31, 1998, all potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive securities (employee and director stock options) was 380,000 in the three months ended December 31, 1998.

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the three month periods ended December 31, 1999 and 1998 were as follows:

                                                 Advanced
                                    Packaging   Packaging
Three months ended      Equipment   Materials   Technology
 December 31, 1999:      Segment     Segment     Segment(1)   Corporate      Total
                        ---------   ---------    ---------    ---------    ---------
Net sales               $ 132,531   $  42,440    $   4,878    $      --    $ 179,849
Cost of goods sold         84,333      30,323        5,281           --      119,937
                        ---------   ---------    ---------    ---------    ---------
Gross profit               48,198      12,117         (403)          --       59,912
Operating expenses         28,291       6,678        4,236        3,591       42,796
                        ---------   ---------    ---------    ---------    ---------
Income (loss)
 from operations        $  19,907   $   5,439    $  (4,639)   $  (3,591)   $  17,116
                        =========   =========    =========    =========    =========
Equity in loss of
 joint ventures         $      --   $    (346)   $      --    $      --    $    (346)
                        =========   =========    =========    =========    =========
Segment assets
 At December 31, 1999   $ 237,199   $  89,330    $  39,288    $ 208,836    $ 574,653
                        =========   =========    =========    =========    =========

                                            Packaging
Three months ended              Equipment    Materials   Corporate,
 December 31, 1998:              Segment      Segment      Other        Total
                                ---------    ---------   ---------    ---------
Net Sales                       $  33,623    $  27,552   $      --    $  61,175
Cost of goods sold                 24,185       20,814          --       44,999
                                ---------    ---------   ---------    ---------
Gross profit                        9,438        6,738          --       16,176
Operating expenses                 19,079        5,583       1,399       26,061
Resizing costs                        397           --          --          397
                                ---------    ---------   ---------    ---------
Income (loss)
 from operations                $ (10,038)   $   1,155   $  (1,399)   $ (10,282)
                                =========    =========   =========    =========
Equity in loss of
 joint ventures                 $      --    $      --   $  (3,501)   $  (3,501)
                                =========    =========   =========    =========
Segment assets
 At December 31, 1998           $ 120,041    $  79,121   $ 124,920    $ 324,082
                                =========    =========   =========    =========

(1) Comprised of Flip Chip Technologies, LLC ("FCT") and the Company's X-LAM operation. Effective May 31, 1999, the Company increased its ownership interest in FCT and began reporting the operating results of FCT on a consolidated basis. Accordingly, the operating results of FCT are reported on a consolidated basis with the operating results of the Company for the quarter ended December 31, 1999. In the quarter ended December 31, 1998 FCT was reported under the equity method of accounting and reflected in equity in loss of joint ventures.

Note 5 - LONG TERM DEBT

On December 13, 1999, the Company issued $150.0 million of convertible subordinated notes through a private placement to qualified institutional investors and institutional accredited investors. On December 15, 1999 the Company issued an additional $25.0 million of convertible subordinated notes in connection with the exercise of the initial purchasers' over-allotment option. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at a fixed rate of 4 3/4%, are convertible into the Company's common stock at $45.7993 per share (subject to adjustment upon the occurrence of certain events) and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company's securities. Interest on the notes will be paid on June 15 and December 15 of each year beginning June 15, 2000. The Company may redeem the notes in whole or in part at any time after December 18, 2002 at prices decreasing from 102.714% at December 19, 2002 to 100.0% at December 15, 2006.

Note 6 - RESIZING COSTS

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

The balance of the severance and other resizing reserves is included within accrued liabilities. The components of these resizing reserves and the movement within these components during the three months ended December 31, 1999 are as follows:

                                        Severance         Other          Total
                                        ---------         -----          -----
Balance at
  September 30, 1999                     $ 4,144         $   481        $ 4,625
Payments made                                (70)             --            (70)
                                         -------         -------        -------
Balance at
  December 31, 1999                      $ 4,074         $   481        $ 4,555
                                         =======         =======        =======

The severance reserve at December 31, 1999 is comprised of the estimated cost to eliminate approximately 230 positions associated with the move of the ball bonder manufacturing to Singapore and expensed in fiscal 1999 and remaining severance for 3 employees terminated and expensed in fiscal 1998. The payments made against the severance reserve in the three months ended December 31, 1999 related to the 3 employees terminated and expensed in fiscal 1998.

Note 7 - INVESTMENTS IN JOINT VENTURES

In the three months ended December 31, 1999 the Company recognized as Equity in Loss of Joint Ventures 50% or $0.3 million of the loss on our equity interest in Advanced Polymer Solutions, LLC.

Effective May 31, 1999 the Company increased its ownership interest in Flip Chip Technologies, LLC ("FCT"), the Company's joint venture with Delco Electronics Corporation, from 51% to 73.6% by converting all of its outstanding loans to FCT and accrued interest totaling $32.8 million into equity units. The Company accounted for the increase in ownership by the purchase method of accounting and began reporting the operating results of FCT on a consolidated basis with the operating results of the Company on June 1, 1999. The Company contributed an additional $1.5 million to FCT during the three months ended December 31, 1999 and increased its ownership interest from 73.6% to 74.7%. The Company's financial statements for the three months ended December 31, 1999 reflect FCT's operating results on a consolidated basis.

The Company recorded a pretax loss from FCT operations for the three months ended December 31, 1998 and December 31, 1999 as follows:

                                                Three Months Ended December 31,
                                                     1998             1999
                                                  -------          -------
Equity in loss of joint venture                   $(3,501)         $    --
Consolidated with operations
  of the Company                                       --           (1,379)
                                                  -------          -------
Pretax loss from FCT operations                   $(3,501)         $(1,379)
                                                  =======          =======

Note 8 - COMPREHENSIVE INCOME (LOSS):

For the three months ended December 31, 1998 and 1999, the components of total comprehensive income (loss) are as follows:

                                                           Three months ended
                                                                December 31,
                                                          ----------------------
                                                           1998            1999
                                                          -------        -------
Net income(loss)                                          $(8,863)       $12,801
                                                          -------        -------
Foreign currency translation adjustment                     1,191            217
Minimum pension liability, net of taxes                    (1,137)            --
Unrealized gain(loss)
 on investments,net of taxes                                 (108)             4
                                                          -------        -------
Other comprehensive income (loss)                             (54)           221
                                                          -------        -------
Comprehensive income(loss)                                $(8,917)       $13,022
                                                          =======        =======

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading "Risk Factors" within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 3 to 10 of this Form 10-Q for a full understanding of our financial position and results of operations for the three month period ended December 31, 1999.

INTRODUCTION

We design, manufacture and market capital equipment and packaging materials for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment. Our operating results primarily depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and upturns which have had severe effects on the semiconductor industry's demand for capital equipment, including the assembly equipment we manufacture and market and, to a lesser extent, the packaging materials we sell. We do not consider our business to be seasonal in nature.

Beginning in the third quarter of fiscal 1999 the semiconductor industry business cycle started to recover from a business downturn that negatively affected our operating results in the first half of fiscal 1999 and the demand for our assembly equipment and packaging materials increased. This industry recovery, combined with market acceptance of our Model 8028 automatic ball bonder resulted in record net sales and new orders in the three months ended December 31, 1999.

RESULTS OF OPERATIONS - Three month period ended December 31, 1999 compared to the three month period ended December 31, 1998.

During the three months ended December 31, 1999 we recorded bookings of new orders of $206.9 million compared to $51.0 million during the comparable period of the prior year and $158.1 million in the prior quarter. At December 31, 1999 our total backlog of customer orders totaled $120.1 million compared to $43.9 million at December 31, 1998 and $93.1 million at September 30, 1999. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, our backlog as of any date may not be indicative of sales for any succeeding period.

Net sales for the three months ended December 31, 1999 increased 194% over the comparable period in the prior year. This increase was primarily reflected in our equipment segment where unit sales of wire bonders increased 355% and the average selling price of our automatic ball bonders increased 8%, reflecting the improved business environment for semiconductor assembly equipment and the increased productivity and technical performance of our Model 8028 automatic ball bonder. Additionally, sales of our packaging material businesses were 54% higher than the prior year due to the increased volume of gold wire and expendable tool shipments. Also, effective May 31, 1999 we began reporting Flip Chip Technologies LLC ("FCT"), our joint venture with Delco Electronics Corporation, on a consolidated basis with our operating results and recorded $5.0 million of net sales from FCT in the three months ended December 31, 1999. See Note 7 to our Condensed Consolidated Financial Statements for more information on FCT. In line with the improving business environment for semiconductor assembly equipment, our total net sales in the first quarter of fiscal 2000 were 17% higher than the fourth quarter of fiscal 1999.

International sales (shipments of our products with ultimate foreign destinations) comprised 90% and 77% of our total sales during the three months ended December 31, 1999 and 1998, respectively. Sales to customers in the Asia/Pacific region accounted for approximately 79% and 62% of our total sales during the three months ended December 31, 1999 and 1998, respectively. Net sales to all major geographic regions were above the comparable period of the prior year for the three months ended December 31, 1999.

Gross profit increased to $59.9 million or 33.3% of net sales during the three months ended December 31, 1999 compared to $16.2 million or 26.4% of net sales during the comparable period of the prior year. The higher gross profit in the three months ended December 31, 1999 was due primarily to the higher sales volume. In the three months ended December 31, 1999, the equipment business gross profit as a percentage of sales ("gross margin") was 36.4% compared to 28.1% in the prior year due to a lower cost of production and the higher average selling price of our automatic ball bonders (primarily our Model 8028). The packaging materials business reported a gross margin of 28.6% for the three months ended December 31, 1999 compared to 24.5% in the comparable period of the prior year. This increase was due to lower average cost of production resulting primarily from operating efficiencies from the higher unit volume and a shift in product mix to higher margin fine pitch products. Partially offsetting the higher gross margins in the equipment and packaging materials businesses was a negative gross margin recorded at FCT. We anticipate that our gross margin will improve further during the year.

Selling, general and administrative ("SG&A") expenses increased $13.5 million in the three months ended December 31, 1999 from the comparable period in the prior year. The higher SG&A expenses in the three month period ended December 31, 1999 included approximately $3.2 million associated with the new Advanced Packaging Technology business segment and $2.3 million for start-up costs for our new Singapore facility. The remaining increase in SG&A expenses primarily reflects payroll and related costs and travel associated with the 194% increase in net sales.

Net research and development ("R&D") expense for the three months ended December 31, 1999 increased $3.3 million to $12.1 million from $8.8 million in the comparable period of the prior year. This increase in R&D spending reflected our commitment to new product introductions and product development in our equipment and packaging materials businesses as well as R&D spending at X-LAM and FCT.

Income from operations was $17.1 million for the three months ended December 31, 1999 compared to a loss from operations of $10.3 million in the comparable period of the prior year and income from operations of $8.4 million in the prior quarter. This increase in income from operations was due primarily to the higher sales volume and gross margin partially offset by higher operating expenses.

In December 1999 we issued $175.0 million of fixed rate 4 3/4% convertible subordinated notes through a private placement to qualified institutional investors and institutional accredited investors. We recorded interest expense of $0.4 million in the three months ended December 31, 1999 associated with this debt. We expect increases in our interest expense, due to the convertible notes, and interest income, due to the cash proceeds from the convertible notes, to be higher than fiscal 1999 for the remainder of fiscal 2000.

In the three months ended December 31, 1999 we recognized as Equity in Loss of Joint Ventures 50% or $.3 million of the loss on our equity interest in Advanced Polymer Solutions, LLC. In the three months ended December 31, 1998 we recognized 100% or $3.5 million of the loss from FCT. On May 31, 1999, we increased our ownership in FCT and began reporting the operating results of FCT on a consolidated basis with our operating results. As a result we stopped reflecting FCT under the equity method of accounting. See Note 7 to the Condensed Consolidated Financial Statements and the discussion of advanced packaging technologies other than wire bonding under the "Risk Factors" section of this Item 2.

Our effective tax rate for fiscal 2000 is expected to approximate 28%, compared to 33% for fiscal 1999. However, the timing of the transition of the manufacture of our automatic ball bonders to our new Singapore facility could have an impact on our final effective tax rate for fiscal 2000.

In the three months ended December 31, 1999, we recorded minority interest of $0.4 million reflecting our joint venture partner's share of the loss incurred at FCT.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's financial statements for all quarters in the fiscal years beginning after June 15, 2000. We do not believe that the adoption of SFAS 133 will have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 1999, we had $198.9 million in cash and short term investments compared to $39.3 million at September 30, 1999. Additionally, we have a $60.0 million bank revolving credit facility, which expires in March 2003. Borrowings are subject to our compliance with financial and other covenants set forth in the revolving credit documents. At December 31, 1999, we were in compliance with the covenants of the credit facility and had no cash borrowings outstanding under that facility, but had utilized $1.0 million of availability under the credit facility to support letters of credit issued as security deposits for our new manufacturing facility in Singapore and our new X-LAM facility. The revolving credit facility provides for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 0.4% to 0.8%, depending on our leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

In December 1999, we issued $175.0 million of convertible subordinated notes. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at 4 3/4%, are convertible into the Company's common stock at $45.7993 per share (subject to adjustment upon the occurrence of certain events) and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company's securities.

Cash used in operating activities totaled $2.0 million during the three months ended December 31, 1999 compared to $6.9 million during the comparable period in the prior year. The use of cash for operating activities in the first three months of fiscal 2000 was primarily the result of the buildup of accounts receivable and inventory associated with the increase in sales and order levels partially offset by our operating income.

At December 31, 1999, our working capital was $347.9 million compared to $167.1 million at September 30, 1999. The higher working capital was due primarily to the proceeds from the convertible debt offering.

During the three months ended December 31, 1999, we invested approximately $8.4 million in property and equipment compared to $1.5 million in the comparable period of the prior year. The capital spending in the three months ended December 31, 1999 was primarily for the purchase of tooling and equipment for our new manufacturing facility in Singapore and equipment and leasehold improvements for our research and manufacturing facility to develop the X-LAM technology. We expect to invest additional capital in the Singapore and X-LAM facilities and to increase our manufacturing capacity in our packaging materials businesses during the remainder of fiscal 2000.

In the three months ended December 31, 1999 we contributed $1.5 million to FCT thereby increasing our equity ownership to 74.7% from 73.6%. We also contributed $0.8 million to Advanced Polymer Solutions during the three months ended December 31, 1999, bringing our total investment in Advanced Polymer Solutions to approximately $4.6 million. We have committed to invest a total of $6.0 million in Advanced Polymer Solutions.

We believe that anticipated cash flows from operations, the proceeds from the sale of $175 million of 4 3/4% convertible subordinated notes, working capital and amounts available under our revolving credit facilities will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as required, equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

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

THE TRANSFER OF OUR AUTOMATIC BALL BONDER MANUFACTURING TO SINGAPORE, COULD DISRUPT OUR ABILITY TO SUPPLY OUR CUSTOMERS AND MAY NOT RESULT IN THE COST SAVINGS WE ANTICIPATE

The transfer of our automatic ball bonder manufacturing to Singapore has required and will continue to require us to relocate equipment, hire and train production, engineering and management personnel, qualify suppliers and develop a purchasing and delivery infrastructure. In addition, we expect to experience increased selling, general and administrative expenses in fiscal 2000 in connection with start up costs. We plan to source a significantly higher percentage of materials from suppliers in Singapore. To the extent we experience availability, reliability or quality problems as a result of this shift in supply source, our business would be adversely affected. In addition, we do not intend to move our research and development function from Willow Grove to the Singapore facility. If we are unable to accomplish the move efficiently and commence full production as scheduled, our ability to fill orders could be hurt, which could damage our relationships with customers. In addition, our ability to meet production requirements may be adversely affected by any problems associated with the start up of this facility. We also anticipate cost savings from the transfer of our automatic ball bonder manufacturing as a result of reduced costs of labor, shipping and materials. However, we cannot assure you that we will realize these savings.

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

WE MAY BE UNABLE TO CONTINUE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE SEMICONDUCTOR EQUIPMENT AND PACKAGING MATERIALS INDUSTRIES

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

YEAR 2000

If our products or our internal data management, accounting, manufacturing or operating software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, our operations could be affected adversely. To address the issue, we created an internal task force to assess our state of readiness for possible "Year 2000" issues and to take the necessary actions to ensure our Year 2000 compliance. The taskforce has evaluated:

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

To date we have experienced no material Year 2000 issues, and we expect minimal future Year 2000 issues based on the performance to date of internal systems that we use and the products we supply to our customers.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At December 31, 1999, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $21.1 million. At December 31, 1999 we also were obligated, under a foreign exchange contract, to purchase 1.6 million Swiss Francs in March 2000 for $1.079 million. If market interest rates were to increase immediately and uniformly by 100 basis points and we experienced an adverse move in the Swiss currency rate of 10% there would be no material or adverse affect on our business, financial condition or operating results.

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            Exhibit 27 - Financial Data Schedule


      (b)   Reports on Form 8-K

            The Company filed a Form 8-K on November 30, 1999 making an Item 5 disclosure announcing its intention, subject to market and other conditions, to raise approximately $125 million through a private offering of convertible subordinated notes due 2006 to certain qualified and accredited institutional investors.

            The Company filed a Form 8-K on December 2, 1999 making an Item 5 disclosure announcing the results of its fourth quarter and fiscal year ended September 30, 1999.

            The Company filed a Form 8-K on December 9, 1999 making an Item 5 disclosure announcing the terms of the Convertible Subordinated Notes ("Notes") due December 2006 offered through a private placement to qualified institutional investors and institutional accredited investors. The principal amount of the Notes was increased from $125 million to $150 million with a $25 million over-allotment option.

            The Company filed a Form 8-K on December 14, 1999 making an Item 5 disclosure announcing the completion of the private placement of $150 million of 4 3/4% Convertible Subordinated Notes due 2006 to qualified institutional investors and institutional accredited investors.

            The Company filed a Form 8-K on December 16, 1999 making an Item 5 disclosure announcing the completion of the private placement of $175 million aggregated principal amount of 4 3/4% Convertible Subordinated Notes due 2006 (the "Notes") through a private placement to qualified institutional investors and institutional accredited investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KULICKE AND SOFFA INDUSTRIES, INC.


Date: February 11, 2000                By: /s/ CLIFFORD G. SPRAGUE
      -----------------                    -------------------------------------
                                           Clifford G. Sprague
                                           Senior Vice President,
                                           Chief Financial Officer

                                          (Principal Financial Officer)