Form 10-Q
period 2000-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 2000-05-12
CIK 56978

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  MARCH 31, 2000

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to          .
                                     ---------    ---------

Commission File No.  0-121


                       KULICKE AND SOFFA INDUSTRIES, INC.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                             23-1498399
----------------------------                                -------------------
(State or other jurisdiction                                   (IRS Employer
    of incorporation)                                        Identification No.)


2101 BLAIR MILL ROAD, WILLOW GROVE, PENNSYLVANIA                    19090
------------------------------------------------                  ---------
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


As of May 1, 2000, there were 24,122,863 shares of the Registrant's Common Stock, Without Par Value outstanding.

================================================================================

                       KULICKE AND SOFFA INDUSTRIES, INC.

                           FORM 10 - Q MARCH 31, 2000

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION:

Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
           September 30, 1999 and March 31, 2000 .....................     3

          Condensed Consolidated Statements of Operations -
           Three and Six Months Ended March 31, 1999
           and 2000 ..................................................     4

          Condensed Consolidated Statements of Cash Flows -
           Six Months Ended March 31, 1999 and 2000 ..................     5

          Notes to Condensed Consolidated Financial
           Statements ................................................   6 - 11


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .......................  11 - 27

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ...............................................     27

PART II.  OTHER INFORMATION:

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........    28

Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K. ........................    28

Signatures. ..........................................................    29

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       KULICKE AND SOFFA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               September 30,   March 31,
                                                   1999          2000
                                                              (unaudited)
                           ASSETS                --------      ---------
CURRENT ASSETS:
Cash and cash equivalents ...................... $ 37,155      $159,378
Short-term investments .........................    2,190        62,666
Accounts and notes receivable, net .............  136,047       188,847
Inventories ....................................   61,782        80,236
Deferred income taxes ..........................   11,071         5,683
Prepaid expenses and other current assets ......    9,906        10,190
Refundable income taxes ........................    2,934         1,016
                                                 --------      --------
   TOTAL CURRENT ASSETS ........................  261,085       508,016
Property, plant and equipment, net .............   67,485        79,580
Intangible assets, primarily goodwill, net .....   44,637        43,268
Investments in and loans to joint venture ......    2,940         3,691
Other assets ...................................    1,998         8,013
                                                 --------      --------
   TOTAL ASSETS ................................ $378,145      $642,568
                                                 ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable and current portion
 of long-term debt ............................. $  1,178      $  1,230
Accounts payable ...............................   61,962        91,235
Accrued expenses ...............................   27,210        36,314
Income taxes payable ...........................    3,604        10,769
                                                 --------      --------
  TOTAL CURRENT LIABILITIES ....................   93,954       139,548
Other liabilities ..............................    4,373         4,536
Long term debt .................................       --       175,000
Minority interest ..............................    5,042         4,813
                                                 --------      --------
  TOTAL LIABILITIES ............................  103,369       323,897
                                                 --------      --------

Commitments and contingencies ..................       --            --

SHAREHOLDERS' EQUITY:
Common stock, without par value ................  160,108       169,670
Retained earnings ..............................  117,018       151,841
Accumulated other comprehensive loss ...........   (2,350)       (2,840)
                                                 --------      --------
  TOTAL SHAREHOLDERS' EQUITY ...................  274,776       318,671
                                                 --------      --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ... $378,145      $642,568
                                                 ========      ========

The accompanying notes are an integral part of these consolidated financial statements.



                              KULICKE AND SOFFA INDUSTRIES, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share data)
                                         (unaudited)

                                              Three months ended         Six months ended
                                                   March 31,                 March 31,
                                            ----------------------    ----------------------
                                                 1999         2000         1999         2000
                                            ---------    ---------    ---------    ---------
Net sales ...............................   $  73,561    $ 222,153    $ 134,736    $ 402,002

Cost of goods sold ......................      52,536      146,553       97,535      266,490
                                            ---------    ---------    ---------    ---------
Gross profit ............................      21,025       75,600       37,201      135,512
                                            ---------    ---------    ---------    ---------
Selling, general and
 administrative .........................      19,829       33,412       37,076       64,105
Research and development, net ...........       8,827       12,354       17,641       24,457
Resizing costs ..........................       5,521         --          5,918         --
Purchased in-process research
 and development ........................       3,935         --          3,935         --
                                            ---------    ---------    ---------    ---------
Income (loss) from operations ...........     (17,087)      29,834      (27,369)      46,950
Interest income .........................         810        3,285        1,967        4,375
Interest expense ........................         (60)      (2,339)         (97)      (2,853)
Equity in loss of joint ventures ........      (4,772)        (363)      (8,273)        (709)
                                            ---------    ---------    ---------    ---------
Income (loss) before income
 taxes ..................................     (21,109)      30,417      (33,772)      47,763
Income tax provision (benefit) ..........      (6,333)       8,564      (10,133)      13,542
                                            ---------    ---------    ---------    ---------
Income (loss) before minority
 interest ...............................     (14,776)      21,853      (23,639)      34,221
Minority interest in net loss of
 subsidiary .............................        --            169         --            602
                                            ---------    ---------    ---------    ---------
Net income (loss) .......................   $ (14,776)   $  22,022    $ (23,639)   $  34,823
                                            =========    =========    =========    =========
Net income (loss) per share:
  Basic .................................   $   (0.63)   $    0.93    $   (1.01)   $    1.47
                                            =========    =========    =========    =========
  Diluted ...............................   $   (0.63)   $    0.80    $   (1.01)   $    1.33
                                            =========    =========    =========    =========

Weighted average common shares
outstanding:
   Basic ................................      23,421       23,793       23,397       23,670
   Diluted ..............................      23,421       29,223       23,397       27,359

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Six months ended
                                                               March 31,
                                                       ------------------------
                                                          1999           2000
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss) ................................     $ (23,639)     $  34,823
 Adjustments to reconcile net income(loss) to
  net cash provided by (used in) operating
  activities:
 Depreciation and amortization ...................         6,991         11,670
 Equity in loss of joint ventures ................         8,273            709
 Purchased in-process R&D ........................         3,935           --
 Minority interest in net loss of subsidiary .....          --             (602)
 Deferred taxes ..................................       (13,414)         4,994
 Changes in components of working
  capital, net ...................................         1,161        (27,953)
 Collection of refundable income taxes ...........         2,500          1,918
 Other, net ......................................         1,649          3,392
                                                       ---------      ---------
 Net cash provided by (used in)operating
  activities .....................................       (12,544)        28,951
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investments classified as
  available for sale .............................       (29,375)       (68,441)
 Sale/maturities of investments classified
  as available for sale ..........................        22,098          7,837
 Purchases of property, plant and equipment ......        (2,307)       (22,056)
 Purchase of XLAM technology .....................        (8,000)          --
 Investments in and loans to joint ventures ......       (12,994)        (1,460)
                                                       ---------      ---------
 Net cash used in investing activities ...........       (30,578)       (84,120)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from debt offering .................          --          169,122
 Proceeds from issuance of common stock ..........           167          8,270
 Payments on capital leases ......................          (187)          --
                                                       ---------      ---------
 Net cash provided by (used in)
  financing activities ...........................           (20)       177,392
                                                       ---------      ---------
 Changes in cash and cash equivalents ............       (43,142)       122,223
 Cash and cash equivalents at beginning
  of period ......................................        76,478         37,155
                                                       ---------      ---------
 Cash and cash equivalents at end of period ......     $  33,336      $ 159,378
                                                       =========      =========
CASH PAID DURING THE PERIOD FOR:
 Interest ........................................     $      44      $      64
 Income Taxes ....................................     $   2,957      $   1,022

The accompanying notes are an integral part of these consolidated financial statements

                       KULICKE AND SOFFA INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except per share and employee data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The condensed consolidated financial statement information for fiscal year 2000 in this report is unaudited. However, we believe it contains all adjustments necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations for the three month and six month periods ended March 31, 1999 and 2000 and its cash flows for the six month periods ended March 31, 1999 and 2000. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                     September 30,     March 31,
                                         1999            2000
                                       --------        --------
Raw materials and supplies .........   $ 35,981        $ 44,962
Work in process ....................     24,033          35,594
Finished goods .....................     16,696          16,048
                                       --------        --------
                                         76,710          96,604
Inventory reserves .................    (14,928)        (16,368)
                                       --------        --------
                                       $ 61,782        $ 80,236
                                       ========        ========

NOTE 3 - EARNINGS PER SHARE:

Basic net income (loss) per share ("EPS") is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share assumes the exercise of employee stock options and the conversion of the convertible subordinated notes to common shares. In addition, in computing diluted net income per share the after-tax amount of interest expense recognized in the period associated with the convertible subordinated notes is added back to net income. For the three month and six month periods ended March 31, 2000, the after-tax interest associated with the convertible subordinated notes that was added back to net income in order to calculate diluted EPS was $1,351 and $1,632, respectively.

A reconciliation of weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:

                                           Three months ended  Six months ended
                                                March 31,         March 31,
                                             ---------------   ---------------
                                              1999     2000     1999     2000
                                             ------   ------   ------   ------
Weighted average shares outstanding -
 Basic ..................................... 23,421   23,793   23,397   23,670
Potentially dilutive securities:
  Employee stock options ...................      *    1,609        *    1,407
  Convertible subordinated notes ...........    N/A    3,821      N/A    2,282
                                             ------   ------   ------   ------
Weighted average shares outstanding -
 Diluted ................................... 23,421   29,223   23,397   27,359
                                             ======   ======   ======   ======

----------
* Due to the Company's net loss for the three month and six month periods ended March 31, 1999, all potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive securities (employee and director stock options) for the three and six month periods ended March 31, 1999 was 765 and 611, respectively.

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the three and six month periods ended March 31, 1999 and 2000 were as follows:

                                               Packaging
Three months ended                 Equipment   Materials
 March 31, 1999:                     Segment     Segment  Corporate      Total
                                    --------    --------   --------    --------
Net sales .......................   $ 44,769    $ 28,792               $ 73,561
Cost of goods sold ..............     32,044      20,492                 52,536
                                    --------    --------   --------    --------
Gross profit ....................     12,725       8,300                 21,025
Operating expenses ..............     20,702       5,929   $  2,025      28,656
Resizing and relocation
 Costs ..........................      5,521                              5,521
Purchased in-process
 research and development .......                             3,935       3,935
                                    --------    --------   --------    --------
Income (loss)
 from operations ................   $(13,498)   $  2,371   $ (5,960)   $(17,087)
                                    ========    ========   ========    ========
Equity in loss of
 joint ventures .................   $     --    $     --   $ (4,772)   $ (4,772)
                                    ========    ========   ========    ========

                                             Packaging
Six months ended                Equipment    Materials
 March 31, 1999:                 Segment      Segment    Corporate      Total
                                ---------    ---------   ---------    ---------
Net Sales ...................   $  78,392    $  56,344                $ 134,736
Cost of goods sold ..........      56,229       41,306                   97,535
                                ---------    ---------   ---------    ---------
Gross profit ................      22,163       15,038                   37,201
Operating expenses ..........      39,781       11,512   $   3,424       54,717
Resizing and relocation
 costs ......................       5,918                                 5,918
Purchased in-process
 research and development ...                                3,935        3,935
                                ---------    ---------   ---------    ---------
Income (loss)
 from operations ............   $ (23,536)   $   3,526   $  (7,359)   $ (27,369)
                                =========    =========   =========    =========
Equity in loss of
 joint ventures .............   $    --      $    --     $  (8,273)   $  (8,273)
                                =========    =========   =========    =========
Segment assets
 at March 31, 1999 ..........   $ 128,962    $  78,659   $ 114,347    $ 321,968
                                =========    =========   =========    =========


                                                 Advanced
                                     Packaging   Packaging
Three months ended        Equipment  Materials  Technology
 March 31, 2000:           Segment    Segment    Segment(1) Corporate    Total
                          ---------  ---------  ---------- ----------  --------
Net sales ............... $ 172,845  $  42,841  $    6,467             $222,153
Cost of goods sold ......   110,094     30,424       6,035              146,553
                          ---------  ---------  ----------  ---------  --------
Gross profit ............    62,751     12,417         432               75,600
Operating expenses ......    29,804      7,246       4,725  $   3,991    45,766
                          ---------  ---------  ----------  ---------  --------
Income (loss)
 from operations ........ $  32,947  $   5,171  $   (4,293) $  (3,991) $ 29,834
                          =========  =========  ==========  =========  ========
Equity in loss of
 joint ventures ......... $      --  $    (363) $       --  $      --  $   (363)
                          =========  =========  ==========  =========  ========


                                            Advanced
                                Packaging   Packaging
Six months ended                Equipment   Materials    Technology
 March 31, 2000:                 Segment     Segment      Segment(1)   Corporate      Total
                                ---------   ---------    ---------    ---------    ---------
Net Sales ...................   $ 305,376   $  85,281    $  11,345                   402,002
Cost of goods sold ..........     194,427      60,747       11,316                   266,490
                                ---------   ---------    ---------    ---------    ---------
Gross profit ................     110,949      24,534           29                   135,512
Operating expenses ..........      58,095      13,924        8,961    $   7,582       88,562
                                ---------   ---------    ---------    ---------    ---------
Income (loss)
 from operations ............   $  52,854   $  10,610    $  (8,932)   $  (7,582)   $  46,950
                                =========   =========    =========    =========    =========
Equity in loss of
 joint ventures .............   $    --     $    (709)   $    --      $    --      $    (709)
                                =========   =========    =========    =========    =========
Segment Assets
 at March 31, 2000 ..........   $ 270,385   $  93,163    $  44,651    $ 234,369    $ 642,568
                                =========   =========    =========    =========    =========

(1) Comprised of Flip Chip Technologies, LLC ("FCT") and the Company's X-LAM division. Effective May 31, 1999, the Company increased its ownership of FCT and began consolidating FCT's results with the operating results of the Company. Accordingly, the results of FCT are included in Income(loss) from Operations for the three and six month periods ended March 31, 2000 but were not consolidated with the operating results of the Company in the three and six month periods ended March 31, 1999.

Note 5 - LONG TERM DEBT

In December, 1999, the Company issued $175.0 million of convertible subordinated notes through a private placement to qualified institutional investors and institutional accredited investors. On April 24, 2000, the Securities and Exchange Commission declared effective a registration statement on Form S-3 registering the notes for resale. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at a fixed rate of 4 3/4%, are convertible into the Company's common stock at $45.7993 per share (subject to adjustment upon the occurrence of certain events) and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company's securities. Interest on the notes will be paid on June 15 and December 15 of each year beginning June 15, 2000. The Company may redeem the notes in whole or in part at any time after December 18, 2002 at prices decreasing from 102.714% at December 19, 2002 to 100.0% at December 15, 2006.

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

The balance of the severance and other resizing reserves is included within accrued liabilities. The components of these resizing reserves and the movement within these components during the six months ended March 31, 2000 are as follows:

                                       Severance          Other          Total
                                       ---------         -------        -------
Balance at
  September 30, 1999 ............        $ 4,144         $   481        $ 4,625
Payments made ...................           (176)           --             (176)
                                         -------         -------        -------
Balance at
  March 31, 2000 ................        $ 3,968         $   481        $ 4,449
                                         =======         =======        =======

The severance reserve at March 31, 2000 is comprised of the estimated cost to eliminate approximately 230 positions associated with the move of the ball bonder manufacturing to Singapore and expensed in fiscal 1999 and remaining severance for 2 employees terminated and expensed in fiscal 1998. The payments made against the severance reserve in the six months ended March 31, 2000 related to 3 employees terminated and expensed in fiscal 1998.

Note 7 - INVESTMENTS IN JOINT VENTURES

In the three month and six month periods ended March 31, 2000 the Company recognized as Equity in Loss of Joint Ventures 50% or $0.4 million and $0.7 million, respectively, of the loss on its equity interest in Advanced Polymer Solutions, LLC.

Effective May 31, 1999 the Company increased its ownership interest in Flip Chip Technologies, LLC ("FCT"), the Company's joint venture with Delco Electronics Corporation, from 51.0% to 73.6% by converting all of its outstanding loans to FCT and accrued interest totaling $32.8 million into equity units. The Company accounted for the increase in ownership by the purchase method of accounting and began reporting the operating results of FCT on a consolidated basis with the operating results of the Company on June 1, 1999. The Company contributed an additional $3.5 million to FCT during the six month period ended March 31, 2000 and increased its ownership interest to 76.2%. The Company's financial statements for the three and six month periods ended March 31, 2000 reflect FCT's operating results on a consolidated basis.

The Company recorded a pretax loss from FCT operations for the three and six month periods ended March 31, 1999 and March 31, 2000 as follows:

                                       Three Months Ended    Six Months Ended
                                            March 31,             March 31,
                                         1999      2000        1999      2000
                                       -------    -------    -------    -------
Equity in loss of joint venture ....   $(4,772)   $  --      $(8,273)   $  --
Consolidated with operations
  of the Company ...................      --         (670)      --       (2,049)
                                       -------    -------    -------    -------
Pretax loss from FCT operations ....   $(4,772)   $  (670)   $(8,273)   $(2,049)
                                       =======    =======    =======    =======

Note 8 - COMPREHENSIVE INCOME (LOSS):

For the three and six month periods ended March 31, 1999 and 2000, the components of total comprehensive income (loss) are as follows:

                                    Three months ended       Six months ended
                                         March 31,               March 31,
                                   --------------------    --------------------
                                     1999        2000        1999        2000
                                   --------    --------    --------    --------
Net income(loss) ...............   $(14,776)   $ 22,022   $(23,639)   $ 34,823
                                   --------    --------    --------    --------
Foreign currency translation
 adjustment ....................       (464)       (672)        727        (455)
Minimum pension liability,
 net of taxes ..................       --          --        (1,137)       --
Unrealized gain(loss)
 on investments, net of taxes ..         14         (39)        (94)        (35)
                                   --------    --------    --------    --------
Other comprehensive income(loss)       (450)       (711)       (504)       (490)
                                   --------    --------    --------    --------
Comprehensive income(loss) .....   $(15,226)   $ 21,311    $(24,143)   $ 34,333
                                   ========    ========    ========    ========


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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading "Risk Factors" within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 3 to 11 of this Form 10-Q for a full understanding of our financial position and results of operations for the three and six month periods ended March 31, 2000.

INTRODUCTION

We design, manufacture and market capital equipment and packaging materials and provide flip chip bumping services for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment and license our flip chip bumping process technology. Our operating results primarily depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and upturns which have had severe effects on the semiconductor industry's demand for capital equipment, including the assembly equipment we manufacture and market and, to a lesser extent, the packaging materials we sell. We do not consider our business to be seasonal in nature.

Beginning in the third quarter of fiscal 1999 the semiconductor industry business cycle started to recover from a business downturn that negatively affected our operating results in the first half of fiscal 1999 and the demand for our assembly equipment and packaging materials increased. This industry recovery, combined with favorable market acceptance of our Model 8028 automatic ball bonder resulted in record net sales, net income and new orders in the three months ended March 31, 2000.

During the three months ended March 31, 2000 we reported bookings of $242.0 million compared to our previous high of $206.9 million recorded in the prior quarter and $98.0 million recorded for the three months ended March 31, 1999. At March 31, 2000, we had a backlog of customer orders totaling $140.0 million compared to $120.1 million at December 31, 1999 and $43.9 million at March 31, 1999. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, our backlog as of any date may not be indicative of sales for any succeeding period.

RESULTS OF OPERATIONS

Sales

Net sales for the three and six month periods ended March 31, 2000 increased 202.0% and 198.4%, respectively, over the comparable periods in the prior year. The higher net sales in both the three and six month periods ended March 31, 2000 was primarily due to strong demand for semiconductors which is driving the need for incremental assembly equipment and packaging materials. This increased demand resulted in a 336.8% increase in unit shipments of our automatic ball bonders (primarily our Model 8028) in the three months ended March 31, 2000 compared to the prior year and an increase of 383.5% for the six months ended March 31, 2000. Additionally, the average selling price of our automatic ball bonders was approximately 8.0% higher than the prior year in both the three and six months ended March 31, 2000. Sales of our packaging material businesses for the three and six month periods ended March 31, 2000 were 48.8% and 51.4%, respectively, higher than the comparable periods in the prior year due to increased demand for gold wire and expendable tools.

Effective May 31, 1999 we began reporting Flip Chip Technologies LLC, our joint venture with Delco Electronics Corporation, on a consolidated basis with the Company's operating results. In the three and six month periods ended March 31, 2000 we recorded net sales from Flip Chip Technologies LLC of $6.5 million and $11.3 million, respectively. In the same period of fiscal 1999 the results of Flip Chip Technologies, LLC were recorded as Equity in Loss of Joint Ventures. See Note 7 to our Condensed Consolidated Financial Statements for more information on Flip Chip Technologies LLC.

Net sales in the second quarter of fiscal 2000 were 23.5% higher than the first quarter of fiscal 2000 which in turn were 17.3% higher than the fourth quarter of fiscal 1999. We expect this trend to continue at least through the remainder of the fiscal year.

International sales (shipments of our products with ultimate foreign destinations) comprised 90.6% and 80.6% of our total sales during the six months ended March 31, 2000 and 1999, respectively. Sales to customers in the Asia/Pacific region accounted for approximately 80.3% and 68.0% of our total sales during the six months ended March 31, 2000 and 1999, respectively. Sales to customers located in Taiwan, the

Philippines and Malaysia accounted for 29.1%, 13.6% and 9.3%, respectively, of our total sales for the first six months of fiscal 2000. Net sales to all major geographic regions were above the comparable period of the prior year for both the three and six month periods ended March 31, 2000.

Gross Profit

Gross profit increased to $75.6 million or 34.0% of net sales during the three months ended March 31, 2000 compared to $21.0 million or 28.6% of net sales during the comparable period of the prior year. For the six month period ended March 31, 2000 gross profit increased to $135.5 million or 33.7% of net sales compared to $37.2 million or 27.6% of net sales during the comparable period of the prior year. The higher gross profit in both the three and six month periods ended March 31, 2000 was due primarily to the higher unit sales and higher average selling price of our automatic ball bonders. Our equipment business gross profit as a percentage of sales ("gross margin") was 36.3% in both the three and six month periods ended March 31, 2000 compared to 28.4% and 28.3% in the comparable periods of the prior year. The higher gross margin in fiscal 2000 was due to lower cost of production and the higher average selling price of our automatic ball bonders (primarily our Model 8028). We expect our equipment business gross margin to further improve in the second half of fiscal year 2000 as the transition of our automatic ball bonder production to Singapore is completed.

The packaging materials business reported gross margins of 29.0% and 28.8% for the three and six month periods ended March 31, 2000 compared to 28.8% and 26.7% in the comparable periods of fiscal 1999. The increase in fiscal 2000 over the prior year was due to lower average cost of production resulting primarily from operating efficiencies from the higher unit volume and a shift in product mix to higher margin fine pitch products.

Flip Chip Technologies, LLC reported gross margins of 6.7% and 0.2%, respectively, for the three and six months ended March 31, 2000. This had the effect of reducing the overall gross margin of the Company. The three months ended March 31, 2000 was the first quarter in which Flip Chip Technologies, LLC has recorded a gross profit.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased $13.6 million or 68.5% in the three months ended March 31, 2000 and $27.0 million or 72.9% for the six months ended March 31, 2000 from the comparable periods in the prior year. SG&A expense included $3.9 million in the three month period and $7.1 million for the six month period ended March 31, 2000 associated with the new Advanced Packaging Technology business segment and $2.0 million in the three month period and $4.3 for the six month period ended March 31, 2000 for start-up costs for our new Singapore facility. The remaining increase in SG&A expenses primarily reflects higher compensation and travel expense associated with the significant increase in net sales.

Research and Development

Net research and development ("R&D") expense increased $3.5 million for the three month period and $6.8 million for the six month period ended March 31, 2000 from the comparable periods of the prior year. The higher R&D spending was due to our commitment to provide total process solutions combining our equipment and packaging materials businesses and new initiatives in microelectronics. In the third quarter of fiscal year 2000 we plan to offer an enhanced version of the Model 8028 automatic ball bonder with additional enhancements planned for introduction in early 2001. We also have and will continue to devote significant R&D efforts to the development of advanced packaging technologies.

Income form Operations

Income from operations for the three and six months ended March 31, 2000 was $29.8 million and $47.0 million, respectively, compared to a loss from operations of $(17.1) million and $(27.4) million in the comparable periods of the prior year. The increase in operating income for both the three and six month periods ended March 31, 2000 was due primarily to the higher sales volume and gross margin partially offset by higher operating expenses.

Interest

In December 1999 we issued $175.0 million of fixed rate 4 3/4% convertible subordinated notes through a private placement to qualified institutional investors and institutional accredited investors. On April 24, 2000, the Securities and Exchange Commission declared effective a registration statement on Form S-3 registering the notes for resale. We recorded interest expense of $2.0 million and $2.5 million, respectively, for the three and six months ended March 31, 2000 associated with this debt. We recorded interest income, primarily from investments of the proceeds from the debt offering, of $3.2 million in the three months ended March 31, 2000 and interest income of $4.4 million for the six months ended March 31, 2000.

Equity in Loss of Joint Ventures

In the three and six months ended March 31, 2000 we recognized as Equity in Loss of Joint Ventures 50% or $0.4 million and $0.7 million, respectively, of the loss on our equity interest in Advanced Polymer Solutions, LLC ("APS"). In the three and six months ended March 31, 1999 we recognized as Equity in Loss of Joint Ventures 100% or $4.6 million and $8.1 million, respectively, of the loss at Flip Chip Technologies, LLC ("FCT") and $0.2 million of the loss on our equity interest in APS. On May 31, 1999, we increased our ownership in FCT and began reporting the operating results of FCT on a consolidated basis with the Company's operating results. As a result we stopped reflecting

FCT under the equity method of accounting. See Note 7 to the Condensed Consolidated Financial Statements and the discussion of advanced packaging technologies other than wire bonding under the "Risk Factors" section of this
Item 2.

Tax Expense

Our effective tax rate for fiscal 2000 is expected to approximate 28.0%, compared to 32.7% for fiscal 1999. The lower effective tax rate expected for fiscal 2000 is due to a lower tax rate on projected income generated in Singapore. However, the timing and success of the transition of the manufacture of our automatic ball bonders to our new Singapore facility could have an impact on our final effective tax rate for fiscal 2000.

Minority Interest in Net Loss of Subsidiary

We recorded minority interest of $0.2 million in the three months ended March 31, 2000 and $0.6 million for the six month period ended March 31, 2000 reflecting our joint venture partner's share of the loss incurred at Flip Chip Technologies, LLC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's financial statements in the first quarter in fiscal 2001. We do not believe that the adoption of SFAS 133 will have a material impact on our financial statements.

In December 1999, the Security and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. While, we believe that the requirement under SAB 101 that revenue be deferred until final "acceptance" of products by customers may impact the timing of our recognition of revenue on certain of our shipments, we are currently assessing SAB 101 and cannot quantify its impact on our Company, if any, at this time. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". We are required to begin reporting changes, if any, to our revenue recognition policy in the first quarter of fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2000, we had $222.0 million in cash and short term investments compared to $39.3 million at September 30, 1999. Additionally, we have a $60.0 million bank revolving credit facility, which expires in March 2003. Borrowings are subject to our compliance with financial and other covenants set forth in the revolving credit documents. At March 31, 2000, we were in compliance with the covenants of the credit facility and had no cash borrowings outstanding under the facility, but had utilized $1.1 million of the available credit facility to support letters of credit issued as security deposits for our new manufacturing facility in Singapore and our X-LAM facility. The revolving credit facility provides for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 0.4% to 0.8%, depending on our leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

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

Cash provided by operating activities totaled $29.0 million during the six months ended March 31, 2000 compared to a use of cash by operating activities of $12.5 million during the comparable period in the prior year. The cash provided from operating activities in the first six months of fiscal 2000 was primarily the result of the net income generated in the period partially offset by the buildup of accounts receivable and inventory associated with the increase in sales and customer order levels.

At March 31, 2000, our working capital was $368.5 million compared to $167.1 million at September 30, 1999. The higher working capital was due primarily to the proceeds from the convertible debt offering.

During the six months ended March 31, 2000, we invested approximately $22.1 million in property and equipment compared to $2.3 million in the comparable period of the prior year. The capital spending in the six months ended March 31, 2000 was primarily for the purchase of equipment and leasehold improvements for our research and manufacturing facility to develop the X-LAM technology, tooling and equipment for our new manufacturing facility in Singapore and additional manufacturing capacity in our packaging materials businesses and at Flip Chip Technologies, LLC. We expect to invest at least $22.0 million in additional capital in the areas mentioned above during the remainder of fiscal year 2000.

In the six months ended March 31, 2000 we contributed $3.5 million to FCT, increasing our equity ownership to 76.2% from 73.6%. We also contributed $1.5 million to Advanced Polymer Solutions during the six months ended March 31, 2000, bringing our total investment in Advanced

Polymer Solutions to $5.2 million. We have committed to invest an additional $0.8 million in Advanced Polymer Solutions.

We believe that anticipated cash flows from operations, the proceeds from the sale of the $175.0 million of 4 3/4% convertible subordinated notes, working capital and amounts available under our revolving credit facility will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as required, equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

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

To date we have experienced no material Year 2000 issues, and we do not expect future Year 2000 issues based on the performance to date of internal systems that we use and the products we supply to our customers.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2000, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $62.7 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 100 basis points there would be no material adverse affect on our business, financial condition or operating results.

PART II.  OTHER INFORMATION.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of the Company was held on February 8, 2000.

At this meeting, Mr. Larry D. Striplin, Jr. was reelected to the Board of Directors of the Company for a term expiring at the 2004 Annual Meeting. In such election, 20,243,627 votes were cast for Mr. Striplin, Jr. Under Pennsylvania Law, votes cannot be cast against a candidate. Proxies filed by the holders of 178,012 shares at the 2000 Annual Meeting withheld authority to vote for Mr. Striplin, Jr.

Lastly, 20,371,265 shares were voted in favor of the reappointment of PricewaterhouseCoopers LLP as independent accountants of the Company to serve until the 2001 Annual Meeting, and 19,315 shares were voted against such proposal. Proxies filed by the holders of 31,059 shares at the 2000 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

No "broker non votes" were received at the 2000 Annual Meeting.

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

                              KULICKE AND SOFFA INDUSTRIES, INC.




Date:  May 12, 2000              By: /s/ CLIFFORD G. SPRAGUE
-------------------------           ---------------------------------
                                         Clifford G. Sprague
                                         Senior Vice President,
                                         Chief Financial Officer

                                        (Principal Financial Officer)