Form 10-Q
period 2000-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 2000-08-08
CIK 56978

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

                  For the quarterly period ended JUNE 30, 2000

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

As of August 1, 2000, there were 48,658,884 shares of the Registrant's Common Stock, Without Par Value outstanding.

================================================================================

                       KULICKE AND SOFFA INDUSTRIES, INC.
                            FORM 10-Q JUNE 30, 2000
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets--
         September 30, 1999 and June 30, 2000 ........................      3

         Consolidated Statements of Operations
         Three and Nine Months Ended June 30,
         1999 and 2000 ...............................................      4

         Consolidated Statements of Cash Flows--
         Nine Months Ended June 30, 1999 and 2000 ....................      5

         Notes to Consolidated Financial Statements ..................     6-11

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...............    11-27

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT ..............     27
         MARKET RISK

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K .............................     27

Signatures ...........................................................     28

PART I--FINANCIAL INFORMATION

Item 1--Financial Statements


                       KULICKE AND SOFFA INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      September 30,   June 30,
                                                          1999         2000
                                                                    (unaudited)
                                                       -----------  -----------
                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..........................    $ 37,155     $155,684
Short-term investments .............................       2,190       90,742
Accounts and notes receivable, net .................     136,047      220,346
Inventories, net ...................................      61,782       81,776
Deferred income taxes ..............................      11,071         --
Prepaid expenses and other current assets ..........       9,906       10,044
Refundable income taxes ............................       2,934        1,016
                                                        --------     --------
         TOTAL CURRENT ASSETS ......................     261,085      559,608
Property, plant and equipment, net .................      67,485       79,474
Intangible assets, primarily goodwill, net .........      44,637       42,491
Investments in and loans to joint venture ..........       2,940        3,757
Other assets .......................................       1,998        9,413
                                                        --------     --------
TOTAL ASSETS .......................................    $378,145     $694,743
                                                        ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable and current portion
  of long-term debt ................................    $  1,178     $  1,026
Accounts payable ...................................      61,962       77,123
Accrued expenses ...................................      27,210       52,238
Income taxes payable ...............................       3,604        3,340
                                                                     --------
TOTAL CURRENT LIABILITIES ..........................      93,954      133,727
Other liabilities ..................................       4,373        5,515
Long term debt .....................................        --        175,000
Minority interest ..................................       5,042        4,466
                                                        --------     --------
TOTAL LIABILITIES ..................................     103,369      318,708
                                                        --------     --------
Commitments and contingencies ......................        --           --

SHAREHOLDERS'EQUITY
Common stock, without par value ....................     160,108      188,516
Retained earnings ..................................     117,018      190,048
Accumulated other comprehensive loss ...............      (2,350)      (2,529)
                                                        --------     --------
TOTAL SHAREHOLDER'S EQUITY .........................     274,776      376,035
                                                        --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' Equity .........    $378,145     $694,743
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

                            KULICKE AND SOFFA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                        (unaudited)

                                              Three months ended       Nine months ended
                                                    June 30,                June 30,
                                              -------------------     --------------------
                                                1999        2000        1999        2000
                                              --------    --------    --------    --------
Net Sales .................................   $110,806    $268,258    $245,542    $670,260
Cost of goods sold ........................     80,432     166,980     177,967     433,470
                                              --------    --------    --------    --------
Gross profit ..............................     30,374     101,278      67,575     236,790
Selling, general and
 administrative ...........................     21,743      36,421      58,819     100,526
Research and development, net .............      9,407      12,509      27,048      36,966
Resizing costs ............................       --          --         5,918        --
Purchased in-process research
  and development .........................       --          --         3,935        --
                                              --------    --------    --------    --------
Income (loss) from operations .............       (776)     52,348     (28,145)     99,298
Interest income ...........................        926       3,145       2,893       7,520
Interest expense ..........................        (44)     (2,525)       (141)     (5,378)
Equity in loss of joint ventures ..........     (1,330)       (340)     (9,603)     (1,049)
                                              --------    --------    --------    --------
Income(loss)before income taxes ...........     (1,224)     52,628     (34,996)    100,391
Income tax provision (benefit) ............       (283)     14,858     (10,416)     28,400
                                              --------    --------    --------    --------
Income(loss)before minority
  interest ................................       (941)     37,770     (24,580)     71,991
Minority interest in net loss of
  subsidiary ..............................        282         437         282       1,039
                                              --------    --------    --------    --------
Net income (loss) .........................   $   (659)   $ 38,207     (24,298)   $ 73,030
                                              ========    ========    ========    ========
Net income (loss) per share:
Basic .....................................   $  (0.01)   $   0.79    $  (0.52)   $   1.53
                                              ========    ========    ========    ========
Diluted ...................................   $  (0.01)   $   0.67    $  (0.52)   $   1.36
                                              ========    ========    ========    ========
Weighted average common shares outstanding:
     Basic ................................     46,928      48,382      46,826      47,688
     Diluted ..............................     46,928      58,637      46,826      56,016

             The accompanying notes are an integral part of these consolidated financial statements

                       KULICKE AND SOFFA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Nine months ended
                                                                June 30,
                                                        ----------------------
                                                          1999          2000
                                                        --------     ---------
CASH FLOWS FROM OPERATING ACTIVITES:
   Net income (loss) ...............................    $(24,298)    $  73,030
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization ...................      10,769        18,034
   Equity in loss of joint ventures ................       9,603         1,049
   Purchased in-process R&D ........................       3,935          --
   Minority interest in net loss of subsidiary .....        (282)       (1,039)
   Deferred taxes ..................................     (14,020)       10,677
   Changes in components of working capital,net ....     (15,448)      (54,303)
   Collection of refundable income taxes ...........       2,439         1,918
   Other, net ......................................       1,498         3,156
                                                        --------     ---------
   Net cash provided by (used in) operating
      activities ...................................     (25,804)       52,522
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments classified as
   available for sale ..............................     (29,375)     (136,431)
   Sale/maturities of investments classified
   as available for sale ...........................      57,454        47,758
   Purchases of property, plant and equipment ......      (3,583)      (27,050)
   Purchase of XLAM technology .....................      (8,000)         --
   Investments in and loans to joint ventures ......     (10,243)       (1,866)
                                                        --------     ---------
   Net cash used in investing activities ...........       6,253      (117,589)
                                                        --------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Net proceeds from debt offering .................        --         168,985
   Proceeds from issuance of common stock ..........         178        14,611
   Payments on capital leases ......................        (192)         --
                                                        --------     ---------
   Net cash provided by (used in)
     financing activities ..........................         (14)      183,596
                                                        --------     ---------
   Changes in cash and cash equivalents ............     (19,565)      118,529
   Cash and cash equivalents at beginning
      of period ....................................      76,478        37,155
                                                        --------     ---------
   Cash and cash equivalents at end of period ......    $ 56,913     $ 155,684
                                                        ========     =========
CASH PAID DURING THE PERIOD FOR:
  Interest .........................................    $     68     $   4,277
  Income Taxes .....................................    $  3,157     $   5,147


       The accompanying notes are an integral part of these consolidated
                             Financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except per share and employee data)
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statement information for fiscal year 2000 in this report is unaudited. However, we believe it contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations for the three month and nine month periods ended June 30, 1999 and 2000 and its cash flows for the nine month periods ended June 30, 1999 and 2000. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                 September 30,     June 30,
                                                     1999            2000
                                                   --------        --------
Raw materials and supplies .................       $ 35,981        $ 49,743
Work in process ............................         24,033          31,577
Finished Goods .............................         16,696          15,265
                                                   --------        --------
                                                     76,710          96,585
Inventory reserves .........................        (14,928)        (14,809)
                                                   --------        --------
                                                   $ 61,782        $ 81,776
                                                   ========        ========

NOTE 3 - EQUITY

On June 26, 2000, the Company's Board of Directors approved a two-for-one stock split of its common stock. Pursuant to the stock split, each shareholder of record at the close of business on July 17, 2000 was entitled to receive one additional share for each common share held at the close of business on that date. The additional shares were distributed on July 31, 2000. In connection with the stock split and in accordance with applicable Pennsylvania law, the Board of Directors also approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 100,000 to 200,000 in proportion to the two-for-one split. All shares and per share amounts reflect the two-for-one split and prior period shares and per share amounts have been restated to reflect the two-for-one split.

NOTE 4 - EARNINGS PER SHARE

Basic net income (loss) per share ("EPS") is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share assumes the exercise of employee stock options and the conversion of the convertible subordinated notes to common shares. In addition, in computing diluted net income per share the after-tax amount of interest expense recognized in the period associated with the convertible subordinated notes is added back to net income. For the three month and nine month periods ended June 30, 2000, the after-tax interest associated with the convertible subordinated notes that was added back to net income in order to calculate diluted EPS was $1,351 and $2,982, respectively.

A reconciliation of weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:

                                           Three months ended  Nine months ended
                                                 June 30,          June 30,
                                             ---------------   ---------------
                                              1999     2000     1999     2000
                                             ------   ------   ------   ------
Weighted average shares outstanding -
  Basic ..................................   46,928   48,382   46,826   47,688
Potentially dilutive securities:
  Employee stock options .................   *         2,613   *         2,744
  Convertible subordinated notes .........   N/A       7,642   N/A       5,584
                                             ======   ======   ======   ======
Weighted average shares outstanding -
  Diluted ................................   46,928   58,637   46,826   56,016
                                             ======   ======   ======   ======

----------

* Due to the Company's net loss for the three month and nine month periods ended June 30, 1999, all potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive securities (employee and director stock options) for the three and nine periods ended June 30, 1999 was 1,380 and 1,280, respectively.

NOTE 5 - OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the three and nine month periods ended June 30, 1999 and 2000 were as follows:

                                                Advanced
                                    Packaging  Packaging
Three months ended       Equipment  Materials  Technology
 June 30, 1999            Segment    Segment   Segment(1)  Corporate    Total
------------------       ---------  ---------  ----------  ---------   --------
Net sales .............   $78,652    $31,191    $   963                $110,806
Cost of goods sold ....    56,635     22,309      1,488                  80,432
                          -------    -------    -------                --------
Gross profit ..........    22,017      8,882       (525)                 30,374
Operating costs .......    21,093      5,933      1,746    $  2,378      31,150
                          -------    -------    -------    --------    --------
Income(loss) from
  Operations ..........   $   924    $ 2,949    $(2,271)   $ (2,378)   $   (776)
                          =======    =======    =======    ========    ========
Equity in loss of
  joint ventures ......   $  --      $  (237)   $(1,093)   $   --      $ (1,330)
                          =======    =======    =======    ========    ========

                                                Advanced
                                    Packaging  Packaging
Nine months ended        Equipment  Materials  Technology
 June 30, 1999            Segment    Segment   Segment(1)  Corporate    Total
------------------       ---------  ---------  ----------  ---------   --------
Net Sales .............  $157,044    $87,535    $   963                $245,542
Cost of goods sold ....   112,864     63,615      1,488                 177,967
                         --------    -------    -------                --------
Gross profit ..........    44,180     23,920       (525)                 67,575
Operating costs .......    60,874     17,445      1,746     $ 5,802      85,867
Resizing and
 relocation costs .....     5,918       --         --          --         5,918
Purchased in-process
 research and
 development ..........      --         --         --         3,935       3,935
                         --------    -------    -------     -------    --------
Income (loss)
 from operations ......  $(22,612)   $ 6,475    $(2,271)    $(9,737)   $(28,145)
                         ========    =======    =======     =======    ========
Equity in loss of
  joint ventures ......  $   --      $  (440)   $(9,163)    $  --      $ (9,603)
                         ========    =======    =======     =======    ========
Segment assets
  at June 30, 1999 ....  $154,328    $81,842    $34,803     $78,558    $349,531
                         ========    =======    =======     =======    ========



                                                Advanced
                                    Packaging  Packaging
Three months ended       Equipment  Materials  Technology
 June 30, 2000            Segment    Segment   Segment(1)  Corporate    Total
------------------       ---------  ---------  ----------  ---------   --------
Net sales .............  $215,957    $47,677    $ 4,624                $268,258
Cost of goods sold ....   127,820     33,818      5,342                 166,980
                         --------    -------    -------                --------
Gross profit ..........    88,137     13,859       (718)                101,278
Operating expenses ....    32,471      7,672      4,772     $  4,015     48,930
                         --------    -------    -------     --------   --------
Income (loss)
 from operations ......  $ 55,666    $ 6,187    $(5,490)    $ (4,015)  $ 52,348
                         ========    =======    =======     ========   ========
Equity in loss of
 joint venture ........  $   --      $  (340)   $  --       $   --     $   (340)
                         ========    =======    =======     ========   ========

                                                Advanced
                                    Packaging  Packaging
Nine months ended        Equipment  Materials  Technology
 June 30, 2000            Segment    Segment   Segment(1)  Corporate    Total
------------------       ---------  ---------  ----------  ---------   --------
Net Sales .............  $521,333    $132,958   $ 15,969               $670,260
Cost of goods sold ....   322,247      94,565     16,658                433,470
                         --------    --------   --------               --------
Gross profit ..........   199,086      38,393       (689)               236,790
Operating costs .......    90,566      21,596     13,733   $ 11,597     137,492
                         --------    --------   --------   --------    --------
Income
 from operations ......  $108,520    $ 16,797   $(14,422)  $(11,597)   $ 99,298
                         ========    ========   ========   ========    ========
Equity in loss of
 joint venture ........  $   --      $ (1,049)  $   --     $   --      $ (1,049)
                         ========    ========   ========   ========    ========
Segment assets
  at June 30, 2000 ....  $301,960    $ 95,051   $ 44,737   $252,995    $694,743
                         ========    ========   ========   ========    ========

----------

(1) Comprised of Flip Chip Technologies, LLC ("FCT") and the Company's X-LAM division. Effective May 31, 1999, the Company increased its ownership of FCT and began consolidating FCT's results with the operating results of the Company. Accordingly, the results of FCT are included in Income(loss) from Operations for the three and nine month periods ended June 30, 2000 but only consolidated with the operating results of the Company for the period subsequent to May 31, 1999 in the three and nine month periods ended June 30, 1999.

NOTE 6 - LONG TERM DEBT

In December 1999, the Company issued $175,000 of convertible subordinated notes through a private placement to qualified institutional investors and institutional accredited investors. On April 24, 2000, the Securities and Exchange Commission declared effective a registration statement on Form S-3 registering the notes for resale. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at a fixed rate of 4 3/4%, are convertible into the Company's common stock at $22.8997 per share (subject to adjustment upon the occurrence of certain events) and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company's securities. Interest on the notes will be paid on June 15 and December 15 of each year beginning June 15, 2000. The Company may redeem the notes in whole or in part at any time after December 18, 2002 at prices decreasing from 102.714% at December 19, 2002 to 100.0% at December 15, 2006.

NOTE 7 - RESIZING COSTS

During fiscal 1999, the Company announced plans to relocate its automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore. As a result, the Company recorded a charge for severance of $3,955 for the elimination of approximately 230 positions and asset write-offs of $1,566. In fiscal 1999, the Company also recorded a charge of $397 for severance for an additional 30 employees related to the reduction in workforce that began in fiscal 1998.

Write-downs of property, plant and equipment were made where carrying values exceeded the Company's estimate of proceeds from abandonment or disposal. These estimates were based principally on past experience of comparable asset disposals. Cash payments for severance and the disposition of assets identified will be substantially paid or completed by the end of fiscal 2000.

The balance of the severance and other resizing reserves is included within accrued liabilities. The components of these resizing reserves and the movement within these components during the nine months ended June 30, 2000 are as follows:

                                        Severance       Other        Total
                                        ---------       -----       ------
Balance at
  September 30, 1999 ............        $4,144         $481        $4,625
Payments made ...................          (555)          --          (555)
                                         ------         ----        ------
Balance at
  June 30, 2000 .................        $3,589         $481        $4,070
                                         ======         ====        ======

The severance reserve at June 30, 2000 is comprised of the estimated cost to eliminate approximately 230 positions associated with the move of the ball bonder manufacturing to Singapore and expensed in fiscal 1999. The payments made against the severance reserve in the nine months ended June 30, 2000 related to 3 employees expensed in fiscal 1998 and 26 employees expensed in fiscal 1999.

Note 8 - INVESTMENTS IN JOINT VENTURES

In the three month and nine month periods ended June 30, 2000 the Company recognized as Equity in Loss of Joint Ventures 50% or $340 and $1,049, respectively, of the loss on its equity interest in Advanced Polymer Solutions, LLC.

Effective May 31, 1999 the Company increased its ownership interest in Flip Chip Technologies, LLC ("FCT"), the Company's joint venture with Delco Electronics Corporation, from 51.0% to 73.6% by converting all of its outstanding loans to FCT and accrued interest totaling $32,832 into equity units. The Company accounted for the increase in ownership by the purchase method of accounting and began reporting the operating results of FCT on a consolidated basis with the operating results of the Company on June 1, 1999. The Company contributed an additional $4,000 to FCT during the nine month period ended June 30, 2000 and increased its ownership interest to 76.3%. The Company's financial statements for the three and nine month periods ended June 30, 2000 reflect FCT's operating results on a consolidated basis.

The Company recorded a pretax loss from FCT operations for the three and nine month periods ended June 30, 1999 and June 30, 2000 as follows:

                                   Three Months Ended      Nine Months Ended
                                          June 30,              June 30,
                                   -------------------    -------------------
                                     1999        2000       1999       2000
                                   --------    -------    --------    -------
Equity in loss of
 joint venture .................   $(1,093)    $  --      $ (9,163)   $  --
Consolidated with
 operations of the Company .....      (913)     (1,519)       (913)    (3,568)
                                   -------     -------    --------    -------
Pretax loss from FCT
 operations ....................   $(2,006)    $(1,519)   $(10,076)   $(3,568)
                                   =======     =======    ========    =======

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

For the three and nine month periods ended June 30, 1999 and 2000, the components of total comprehensive income (loss) are as follows:

                                   Three months ended     Nine months ended
                                        June 30,              June 30,
                                    ----------------     -------------------
                                     1999     2000         1999       2000
                                    -----    -------     --------    -------
Net income(loss) ................   $(659)   $38,207     $(24,298)   $73,030
                                    -----    -------     --------    -------
Foreign currency
 translation adjustment .........    (132)       307          595       (148)
Minimum pension liability,
 net of taxes ...................    --         --         (1,137)      --
Unrealized gain (loss)
 on investments,
 net of taxes ...................     (22)         4         (116)       (31)
                                    -----    -------     --------    -------
Other comprehensive
 income(loss) ...................    (154)       311         (658)      (179)
                                    -----    -------     --------    -------
Comprehensive
 income (loss) ..................   $(813)   $38,518     $(24,956)   $72,851
                                    =====    =======     ========    =======

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expenses and benefits expected as a result of:

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading "Risk Factors" within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 3 to 11 of this Form 10-Q for a full understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2000.

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

Beginning in the third quarter of fiscal 1999 the semiconductor industry business cycle started to recover from a business downturn that negatively affected our operating results in the first three quarters of fiscal 1999 and the demand for our assembly equipment and packaging materials increased. This industry recovery, combined with favorable market acceptance of our Model 8028 automatic ball bonder resulted in record net sales, net income and new orders in the three months ended June 30, 2000.

During the three months ended June 30, 2000 we reported bookings of $281.0 million compared to our previous high of $242.0 million recorded in the prior quarter and $131.0 million recorded for the three months ended June 30, 1999. At June 30, 2000, we had a backlog of customer orders totaling $153.0 million compared to $140.0 million at March 31, 2000 and $88.0 million at June 30, 1999. We currently expect bookings for the fourth quarter of fiscal 2000 to be below the $281.0 million recorded in the third quarter of fiscal 2000 due to recent customer order deferrals for our 8028 ball bonders due to space constraints and wafer and substrate shortages affecting these customers. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, our backlog as of any date may not be indicative of sales for any succeeding period.

RESULTS OF OPERATIONS

Sales

Net sales for the three and nine month periods ended June 30, 2000 increased 142.1% and 173.0%, respectively, over the comparable periods in the prior year. The higher net sales in both the three and nine month periods ended June 30, 2000 were primarily due to strong demand for semiconductors which is driving the need for incremental assembly equipment and packaging materials. This increased demand resulted in a 182.9% increase in unit shipments of our automatic ball bonders (primarily our Model 8028) in the three months ended June 30, 2000 compared to the same period in the prior year and an increase of 273.8% for the nine months ended June 30, 2000. Additionally, the average selling price of our automatic ball bonders was approximately 16.9% higher than the prior year in the three month period ended June 30, 2000 and 12.5% higher for the nine month period ended June 30, 2000. Sales of our packaging material businesses for the three and nine month periods ended June 30, 2000 were 52.9% and 51.9%, respectively, higher than the comparable periods in the prior year due to increased demand for gold wire and expendable tools.

Effective May 31, 1999 we began reporting Flip Chip Technologies LLC, our joint venture with Delco Electronics Corporation, on a consolidated basis with the Company's operating results. In the three and nine month periods ended June 30, 2000 we recorded net sales from Flip Chip Technologies LLC of $4.6 million and $16.0 million, respectively. In the three and nine month periods ended June 30, 1999 we recorded net sales from Flip Chip Technologies LLC of $1.0 million on a consolidated basis with the Company's operating results. For the period in fiscal 1999 prior to May 31, 1999 the results of Flip Chip Technologies, LLC were recorded as Equity in Loss of Joint Ventures. See Note 8 to our Condensed Consolidated Financial Statements for more information on Flip Chip Technologies LLC.

Net sales in the third quarter of fiscal 2000 were 20.8% higher than the second quarter of fiscal 2000 which in turn were 23.5% higher than the first quarter. Sales in the fourth quarter of fiscal 2000 are expected to be lower than the sales recorded in the third quarter of fiscal 2000 due to the recent customer order deferrals mentioned above.

International sales (shipments of our products with ultimate foreign destinations) comprised 91.0% and 82.7% of our total sales during the nine months ended June 30, 2000 and 1999, respectively. Sales to customers in the Asia/Pacific region accounted for approximately 81.9% and 72.4% of our total sales during the nine months ended June 30, 2000 and 1999, respectively. Sales to customers located in Taiwan, the Philippines and Malaysia accounted for 32.1%, 13.4% and 7.9%, respectively, of our total sales for the first nine months of fiscal 2000. Net sales to all major geographic regions were above the comparable period of the prior year for both the three and nine month periods ended June 30, 2000.

Gross Profit

Gross profit increased to $101.3 million or 37.8% of net sales during the three months ended June 30, 2000 compared to $30.4 million or 27.4% of net sales during the comparable period of the prior year. For the nine month period ended June 30, 2000 gross profit increased to $236.8 million or 35.3% of net sales compared to $67.6 million or 27.5% of net sales during the comparable period of the prior year. The increased gross profit in both the three and nine month periods ended June 30, 2000 was due primarily to the higher unit sales and higher average selling price of our automatic ball bonders. Our equipment business gross profit as a percentage of sales ("gross margin") was 40.8% and 38.2%, respectively, in the three and nine month periods ended June 30, 2000 compared to 28.0% and 28.1% in the comparable periods of the prior year. The higher gross margin in fiscal 2000 was due to lower cost of production and the higher average selling price of our automatic ball bonders (primarily our Model
8028). We expect our equipment business gross margin to further improve in the fourth quarter of fiscal year 2000 due to the complete transition of our automatic ball bonder production to Singapore.

The packaging materials business reported gross margins of 29.1% and 28.9% for the three and nine month periods ended June 30, 2000 compared to 28.5% and 27.3% in the comparable periods of fiscal 1999. The increase in fiscal 2000 over the prior year was due primarily to lower average cost of production resulting primarily from operating efficiencies from the higher unit volume and a shift in product mix to higher margin fine pitch products.

Flip Chip Technologies, LLC reported a negative gross margin of 15.5% of sales for the three months ended June 30, 2000 and a negative gross margin of 4.3% of sales for the nine months ended June 30, 2000. This had the effect of reducing the overall gross margin of the Company.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased $14.7 million or 67.5% in the three months ended June 30, 2000 and $41.7 million or 70.9% for the nine months ended June 30, 2000 as compared to the comparable periods in the prior year. SG&A expense included $4.7 million in the three month period and $13.7 million for the nine month period ended June 30, 2000 associated with the new Advanced Packaging Technology business segment and $4.3 for the nine month period ended June 30, 2000 for start-up costs for the new Singapore facility. The remaining increase in SG&A expenses primarily reflects higher compensation and travel expense associated with the significant increase in net sales.

Research and Development

Net research and development ("R&D") expense increased $3.1 million for the three month period and $9.9 million for the nine month period ended June 30, 2000 from the comparable periods of the prior year. The higher R&D spending was due to our commitment to provide total process solutions combining our equipment and packaging materials businesses and new initiatives in microelectronics. In the fourth quarter of fiscal year 2000 we began offering an enhanced version of the Model 8028 automatic ball bonder with additional enhancements planned for introduction in early 2001. We also have and will continue to devote significant R&D efforts to the development of advanced packaging technologies.

Income from Operations

Income from operations for the three and nine months ended June 30, 2000 was $52.3 million and $99.3 million, respectively, compared to a loss from operations of $0.8 million and $28.1 million in the comparable periods of the prior year. The increase in operating income for both the three and nine month periods ended June 30, 2000 was due primarily to the higher sales volume and gross margin partially offset by higher operating expenses.

Interest

In December 1999, we issued $175.0 million of fixed rate 4 3/4% convertible subordinated notes through a private placement to qualified institutional investors and institutional accredited investors. On April 24, 2000, the Securities and Exchange Commission declared effective a registration statement on Form S-3 registering the notes for resale. We recorded interest expense of $2.0 million and $4.5 million, respectively, for the three and nine months ended June 30, 2000 associated with this debt. We recorded interest income, primarily from investments of the proceeds from the debt offering and internally generated cash, of $3.1 million in the three months ended June 30, 2000 and $7.5 million for the nine months ended June 30, 2000.

Equity in Loss of Joint Ventures

In the three and nine months ended June 30, 2000 we recognized as Equity in Loss of Joint Ventures 50% or $0.3 million and $1.0 million, respectively, of the loss on our equity interest in Advanced Polymer Solutions, LLC ("APS"). In the three and nine months ended June 30, 1999 we recognized as Equity in Loss of Joint Ventures 100% or $1.1 million and $9.2 million, respectively, of the loss at Flip Chip Technologies, LLC ("FCT") and $0.2 million and $0.4 million, respectively, of the loss on our equity interest in APS. On May 31, 1999, we increased our ownership in FCT and began reporting the operating results of FCT on a consolidated basis with the Company's operating results. As a result we stopped reflecting FCT under the equity method of accounting. See Note 8 to the Condensed Consolidated Financial Statements and the discussion of advanced packaging technologies other than wire bonding under the "Risk Factors" section of this Item 2.

Tax Expense

Our effective tax rate for fiscal 2000 is expected to approximate 28.0%, compared to 32.7% for fiscal 1999. The lower effective tax rate expected for fiscal 2000 is due to a lower tax rate on projected income generated in Singapore.

Minority Interest in Net Loss of Subsidiary

We recorded minority interest of $0.4 million in the three months ended June 30, 2000 and $1.0 million for the nine month period ended June 30, 2000 reflecting our joint venture partner's share of the loss incurred at Flip Chip Technologies, LLC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's financial statements in the first quarter in fiscal 2001. Based on our analysis to-date and since we do not actively engage in hedging activities, we do not believe that the adoption of SFAS 133 will have a material impact on our financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. While we believe that the requirement under SAB 101 that revenue be deferred until final "acceptance" of products by customers may impact the timing of our recognition of revenue on certain of our shipments, we are currently assessing SAB 101 and cannot quantify its impact on our Company, if any, at this time. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". We are required to begin reporting changes, if any, to our revenue recognition policy in the fourth quarter of fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had $246.4 million in cash and short term investments compared to $39.3 million at September 30, 1999. Additionally, we have a $60.0 million bank revolving credit facility, which expires in March 2003. Borrowings are subject to our compliance with financial and other covenants set forth in the revolving credit documents. At June 30, 2000, we were in compliance with the covenants of the credit facility and had no cash borrowings outstanding under the facility, but had utilized $1.1 million of the available credit facility to support letters of credit issued as security deposits for our new manufacturing facility in Singapore and our X-LAM facility. The revolving credit facility provides for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 0.4% to 0.8%, depending on our leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

In December 1999, we issued $175.0 million of convertible subordinated notes. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at 4 3/4%, are convertible into the Company's common stock at $22.8997 per share (subject to adjustment upon the occurrence of certain events) and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company's securities.

Cash provided by operating activities totaled $52.5 million during the nine months ended June 30, 2000 compared to a use of cash by operating activities of $25.8 million during the comparable period in the prior year. The cash provided from operating activities in the first nine months of fiscal 2000 was primarily the result of the net income generated in the period partially offset by the buildup of accounts receivable and inventory associated with the increase in sales and customer order levels.

At June 30, 2000, our working capital was $425.9 million compared to $167.1 million at September 30, 1999. The higher working capital was due primarily to the proceeds from the convertible debt offering and higher accounts receivable resulting from the higher sales volume.

During the nine months ended June 30, 2000, we invested approximately $27.0 million in property and equipment compared to $3.6 million in the comparable period of the prior year. The capital spending in the nine months ended June 30, 2000 was primarily for the purchase of equipment and leasehold improvements for our research and manufacturing facility to develop the X-LAM technology, tooling and equipment for our new manufacturing facility in Singapore and additional manufacturing capacity in our packaging materials businesses and at Flip Chip Technologies, LLC. We expect to continue to invest capital in the areas mentioned above during the remainder of fiscal 2000 and in fiscal 2001 and to invest additional capital in our information systems to develop and implement corporate wide e-business capabilities.

In the nine months ended June 30, 2000, we invested $4.0 million in FCT, increasing our equity ownership to 76.3% from 73.6%. We also invested $1.9 million in Advanced Polymer Solutions during the nine months ended June 30, 2000, bringing our total investment in Advanced Polymer Solutions to $5.6 million. While we have committed to invest an additional $0.4 million in Advanced Polymer Solutions we are evaluating our long term commitment to this joint venture.

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

    o changes in our accounting policy for the recognition of revenue, as mandated by the SEC;

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

    o   inventory write-offs due to obsolescence.

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

WE MAY NOT BE ABLE TO ACCURATELY FORECAST DEMAND FOR OUR PRODUCT LINES

We typically operate our business with a relatively short backlog and order supplies and otherwise plan production based on internal forecasts of demand. Due to these factors, we have in the past, and may again in the future, fail to accurately forecast demand, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. For example, we inaccurately forecasted demand for the Model 8020 wire bonder in 1998 and consequently recorded write-offs for excess inventory. Also, we underestimated the magnitude of the improvement in the semiconductor industry at the end of fiscal 1999 and the demand for the new Model 8028 ball bonder; as a result some customer shipments were delayed in fiscal 2000.

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

We expect our competitors to improve their current products' performance, and to introduce new products with improved price and performance characteristics. New product introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor's product for a particular assembly operation, we may not be able to sell a product to that manufacturer or assembler for a significant period of time because manufacturers and assemblers sometimes develop lasting relations with suppliers and products in our industry often go years without requiring replacement. In addition, we may have to lower our prices in response to price-cuts by our competitors, which could materially and adversely affect our business, financial condition and operating results. We cannot assure you that we will be able to continue to compete in these or other areas in the future.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2000, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $90.7 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 100 basis points there would be no material adverse affect on our business, financial condition or operating results.

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            Exhibit 10(a) - Amendment No. 2 to the Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan effective May 16, 2000.

            Exhibit 10(b) - Amendment No. 2 to the Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan effective May 16, 2000.

            Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K

            The Company filed a Form 8-K on June 26, 2000 making an Item 5 disclosure announcing that its Board of Directors approved a 2-for-1 stock split of its common stock. Pursuant to the stock split, each shareholder of record at the close of business on July 17, 2000 was entitled to receive one additional share for each common share held at the close of business on that date. The additional shares were distributed on July 31, 2000.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KULICKE AND SOFFA INDUSTRIES, INC.



Date:  August 8, 2000                     By: /s/ CLIFFORD G. SPRAGUE
-------------------------                     ---------------------------------
                                              Clifford G. Sprague
                                              Senior Vice President,
                                              Chief Financial Officer

                                              (Principal Financial Officer)