Form 10-K405
period 2000-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2000-12-27
CIK 56978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
   (MARK ONE)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended SEPTEMBER 30, 2000

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from          to


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

Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock (its only voting stock) held by non-affiliates of the Registrant as of DECEMBER 1, 2000 was approximately $442,379,000. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).



As of DECEMBER 1, 2000, there were 48,763,663 shares of the Registrant's common stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Shareholders' Meeting to be filed prior to January 8, 2001 are incorporated by reference into
Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       KULICKE AND SOFFA INDUSTRIES, INC.

                         2000 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS



                                                                            Page

                                     PART I

Item 1.     Business                                                         2

Item 2.     Properties                                                      10

Item 3.     Legal Proceedings                                               11

Item 4.     Submission of Matters to a Vote of Security Holders             11

                                     PART II

Item 5.     Market for the Registrants' Common Equity and Related
             Stockholder Matters                                            11

Item 6.     Selected Financial Data                                         12

Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            14

Item 7A.    Quantitative and Qualitative Disclosures About
             Market Risk                                                    30

Item 8.     Financial Statements and Supplementary Data                     30

Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            85

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant              85

Item 11.    Executive Compensation                                          85

Item 12.    Security Ownership of Certain Beneficial Owners
             and Management                                                 85

Item 13.    Certain Relationships and Related Transactions                  85

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                    86

PART I

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

      - The projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials;

      - the anticipated development, production and licensing of our advanced packaging technology;

      - the successful integration of recent acquisitions into our company's operating structure and expected growth rates for these companies;

      -     the projected continuing demand for wire bonders; and

      - the anticipated growing importance of the flip chip assembly process in high-end market segments.

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

ITEM 1.  BUSINESS.

We design, manufacture and market capital equipment and packaging materials for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment. Today, we are the world's largest supplier of semiconductor assembly equipment, according to VLSI Research, Inc. Our business is currently divided into three segments: equipment, packaging materials and advanced packaging technology.

In November 2000 we acquired 100% of the stock of Cerprobe Corporation (referred to as Cerprobe) and in December 2000 we acquired 100% of the stock of Probe Technology Corporation (referred to as Probe Tech). Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The acquisitions are a step forward in the Company's strategy to offer the most complete, capable and cost-effective interconnect solutions. These two companies will be merged together to create a test division and will be disclosed as a separate business segment for financial reporting purposes.

Historically, the demand for semiconductors and our semiconductor assembly equipment has been volatile from period to period. An upturn in the semiconductor industry that began in fiscal 1999 contributed to record revenues of $899.3 million, for fiscal year 2000. This represents an increase of 125% over revenues of $398.9 million for fiscal year 1999. However, in early August and again in early November, we announced that customer order deferrals and push-outs would impact financial performance in the fourth quarter of fiscal 2000 and the first half of fiscal 2001.

Kulicke and Soffa Industries, Inc. was incorporated in Pennsylvania in 1956. Our principal offices are located at 2101 Blair Mill Road, Willow Grove, Pennsylvania 19090 and our telephone number is (215) 784-6000.

PRODUCTS AND SERVICES

We offer a broad range of semiconductor assembly equipment, packaging materials, advanced packaging technologies and complementary services and spare parts used in the semiconductor assembly process. Set forth below is a table listing the approximate percentage of our net sales by principal product for our fiscal years ended September 30, 1998, 1999 and 2000.

                                                FISCAL YEAR ENDED
                                                  SEPTEMBER 30,
                                             -----------------------
                                             1998     1999      2000
                                             ----     ----      ----
        Wire bonders                          58%      55%       69%
        Additional assembly equipment          7        7         4
        Services and spare parts               8        6         4
        Packaging materials                   27       31        21
        Advanced packaging technologies       --        1         2
                                             ----     ----      ----
                                             100%     100%      100%
                                             ====     ====      ====


See Note 11 to our Consolidated Financial Statements for financial results by business segment.

WIRE BONDERS

Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold or aluminum, between the bond pads on the die and the leads on the integrated circuit (IC) package to which the die has been bonded. We offer both ball and wedge bonders in automatic and manual configurations. Ball bonders typically are used for leadframe-based and laminate-based packages, while wedge bonders typically are used for ceramic packages. We believe that our wire bonders offer competitive advantages based on high productivity and superior process control, enabling fine pitch bonding and long, low wire loops, which are needed to assemble advanced IC packages. The selling prices for our automatic wire bonders range from $95,000 to over $200,000 and from $15,000 to $35,000 for manual wire bonders, in each case depending on system configuration and purchase volume.

Our current generation of wire bonders, the 8000 family, required us to develop new software and many subassemblies that were not part of our prior series of wire bonders. The first products in the 8000 family were the Model 8020 ball bonder and Model 8060 wedge bonder. In the third quarter of fiscal 1999, we introduced the Model 8028 ball bonder, which accounted for the majority of ball bonders we sold during fiscal 2000. In the third quarter of fiscal 2000 we introduced two enhanced models - the 8028-S and 8028-PPS. The 8028-S offers approximately 10% more productivity, while the 8028-PPS combines productivity enhancements with robust fine pitch capability. In the first quarter of fiscal 2000, we introduced the 8098, a large area ball bonder designed for processing large panels used for hybrids, chip-on-board and multi-chip modules. The 8098 also supports wafer level bumping for flip chip and other area array applications. We continue to market the Model 8060 wedge bonder, the Model 8090, a large area wedge bonder and the 4500 digital series of manual wire bonders.

As part of our strategy to reduce the manufacturing costs of our wire bonders, we transferred our automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore in fiscal 2000.

ADDITIONAL SEMICONDUCTOR ASSEMBLY EQUIPMENT

In addition to wire bonders, we produce and distribute other types of semiconductor assembly equipment, including wafer dicing saws, die bonders, solder sphere attachment systems, flip chip assembly systems and factory automation and integration systems.

    Dicing Saws. Dicing saws use diamond-embedded saw blades to cut silicon wafers into individual semiconductor die. We produce and market the Model 7500, an automatic dicing saw, and the Model 7700 (introduced in fiscal
    2000) twin spindle dicing saw which is capable of dicing 300 mm wafers. These dicing saws range in price from $150,000 to more than $400,000.

    Die Bonders. Die bonders are used to attach a semiconductor die to a leadframe or other package before wire bonding. We have a 5 year distribution agreement with DATACON Semiconductor Equipment GmbH, an Austrian company, principally to market their multi-chip module and flip chip die bonder product line worldwide, excluding Europe. The die bonders range in price from $200,000 to more than $500,000, depending on configuration. We also market the 2200 apm, an extremely accurate multi chip bonder developed by DATACON which range in price from $300,000 to more than $600,000.

    Solder Sphere Attachment Systems. During the fourth quarter of fiscal 2000, we introduced LaserPro, a solder sphere attachment system, which combines the accuracy of the 8000 wire bonder platform with a laser and proprietary ball placement system. LaserPro is used primarily for high volume, ultra fine pitch plastic ball grid array and chip scale package production. It ranges in price from $300,000 to $350,000 including ball size kits.

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

We also offer different configurations of some of our products for non-semiconductor applications. For instance, our Model 7100 and Model 980 saws can be configured for cutting and grinding hard and brittle materials, such as ceramic, glass and ferrite, that are used in the fabrication of chip capacitors, disk drive heads and optoelectronic materials and range in price from $70,000 to more than $150,000.

PACKAGING MATERIALS

We offer a range of packaging materials to semiconductor device assemblers which we sell under the brand names "American Fine Wire," "Micro-Swiss" and "Semitec." We have integrated these operating units with our equipment groups, and intend to expand this business in an effort to increase our revenues from materials used in the assembly of ICs. We also sell our packaging materials for use with competitors' assembly equipment. Our principal packaging materials are:

    Bonding Wire. American Fine Wire is a manufacturer of very fine (typically
    0.001 inches in diameter) gold, aluminum and copper wire used in the wire bonding process. American Fine Wire produces wire to a wide range of specifications, which can satisfy most wire bonding applications.

    Expendable Tools. The Micro-Swiss family of expendable tools includes capillaries, wedges, die collets, saw blades and microspheres. Capillaries and wedges are used to feed out, attach and cut the wires used in wire bonding. Die collets are used to pick up and place die into packages. Micro-Swiss brand hubless saw blades are used to cut hard and brittle materials. Semitec manufactures hub blades that are used to cut silicon wafers into semiconductor die.

In the fourth quarter of fiscal 2000, we decided not to devote additional capital to Advanced Polymer Solutions, a joint venture with Polyset Company, Inc. which was established to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. This decision resulted in a write-off of $3.9 million representing our remaining investment in this venture. We have no further obligations or commitments to the joint venture.

SERVICES AND SPARE PARTS

We believe that our knowledge and experience have positioned us to deliver innovative, customer-specific services that reduce the cost of owning our equipment. Historically, our offerings in this area were limited to spare parts, customer training and extended warranty contracts. In response to customer trends in outsourcing packaging requirements, we are focusing on providing repair and maintenance services, a variety of equipment upgrades, machine and component rebuild activities and expanded customer training through a Customer Solutions Group. These services are generally priced on a time and materials basis. The service and maintenance arrangements are typically subject to bi-annual or multi-year contracts.

ADVANCED PACKAGING TECHNOLOGIES

In February 1996, we entered into a joint venture agreement with Delco Electronics Corporation to license flip chip technology and to provide wafer bumping services on a contract basis through Flip Chip Technologies, LLC. Flip Chip Technologies intends to focus primarily on licensing its flip chip technology to customers. As of September 30, 2000, Flip Chip Technologies had sold three bumping licenses, and we expect it to sell additional licenses in fiscal 2001. In addition, Flip Chip Technologies is currently providing contract bump services to more than 20 customers, and continues to ramp capacity at its Phoenix facility. Flip Chip Technologies also developed and markets a wafer level chip scale package, named the Ultra CSP(TM), aimed at the chip scale packaging market. A chip scale device has a surface area no larger than 1.2 times the area of the die.

As of September 30, 2000, we owned 76.9% of Flip Chip Technologies. Under various operating agreements, we manage Flip Chip Technologies jointly with Delco and have agreed not to compete with the joint venture. Flip Chip Technologies has also entered into various agreements with Delco that are customary in similar joint venture arrangements.

We continuously evaluate investments in advanced packaging technologies. To that end, in fiscal 1999, we acquired the X-LAM technology of MicroModule Systems(TM), a Cupertino, California company, to enable production of high density substrates. We lease a 35,000 square foot manufacturing/research and development facility in Milpitas, California and are currently shipping UltraVia(TM) high density substrate samples to customers for qualification.

To date, our Advanced Packaging Technology business has experienced losses. We expect these losses to continue as we continue to develop our X-LAM technology, however, we expect the Flip Chip Technologies operation to be profitable in fiscal 2001.

INVESTMENT IN TEST PRODUCTS

In November 2000 we acquired 100% of the stock of Cerprobe for approximately $225.0 million in cash, including transaction costs, and in December 2000 we acquired 100% of the stock of Probe Tech for approximately $65.0 million in cash, including transactions costs. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The acquisitions are a step forward in the Company's strategy to offer the most complete, capable and cost-effective interconnect solutions. These two companies will be merged together to create a test division and will be disclosed as a separate business segment for financial reporting purposes.

CUSTOMERS

Our major customers include large semiconductor manufacturers and subcontract assemblers worldwide. Some of these major customers are:

     Advanced Micro Devices

     Advanced Semiconductor Engineering

     Amkor Technologies

     ChipPAC

     Fujitsu

     IBM

     Infineon Technologies

     Intel

     Lucent Technologies

     Micron Technology

     Motorola

     National Semiconductor

     Orient Semiconductor Electronics

     Philips Electronics

     ST Microelectronics

     Siliconware Precision

     Texas Instruments

Sales to a relatively small number of customers have accounted for a significant percentage of our net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15.3% of our total sales and sales to Amkor Technologies accounted for 10.1% of our total sales. In fiscal 1999, no customer accounted for more than 10% of net sales, but in fiscal 1998 sales to Intel accounted for 17.6% of our net sales.

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

INTERNATIONAL OPERATIONS

We sell our products to semiconductor device manufacturers and contract manufacturers, which are primarily located in or have operations in the Asia/Pacific region. Approximately 91% of our fiscal 2000 net sales, 83% of our fiscal 1999 net sales and 80% of our fiscal 1998 net sales were for delivery to customer locations outside of the United States. The majority of these foreign sales were destined to customer locations in the Asia/Pacific region, including Taiwan, Korea, Malaysia, the Philippines, Singapore, Hong Kong and Japan. We expect sales outside of the United States to continue to represent a substantial portion of our future revenues.

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

SALES AND CUSTOMER SUPPORT

We operate a single sales management team to coordinate activities and improve customer support. Our direct sales force, consisting of approximately 70 individuals at September 30, 2000, is responsible for the sale of all product lines, including those of our equipment, packaging materials and advanced packaging technology businesses, to customers in the United States and the Asia/Pacific region, including Japan. Lower volume product lines, as well as all equipment sales to customers in Europe, are sold through a network of manufacturers' representatives.

We believe that providing comprehensive worldwide sales, service, training and support are important competitive factors in the semiconductor equipment industry, and we have combined these functions into a customer operations group. In order to support our U.S. and foreign customers whose semiconductor assembly operations are located in the Asia/Pacific region, we maintain a significant presence in the region, with sales facilities in Hong Kong, Japan, Korea, Taiwan, Malaysia, the Philippines and Singapore, a technology center in Japan and application labs in Singapore. We also maintain customer resource centers in Taiwan, the Philippines and Singapore. We support our assembly equipment customers worldwide with over 220 customer service and support personnel as of September 30, 2000, located in the United States, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand. Our local presence in the Asia/Pacific countries enables us to provide more timely customer service and support by positioning our service representatives and spare parts near customer facilities, and affords customers the ability to place orders locally and to deal with service and support personnel who speak the customer's language and are familiar with local country practices.

BACKLOG

At September 30, 2000, our backlog of orders approximated $143.0 million, compared to approximately $93.0 million at September 30, 1999. Our backlog consists of product orders for which we have received confirmed purchase orders, and which are scheduled for shipment within 12 months. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of revenues for any succeeding quarterly period.

MANUFACTURING

    Equipment. Our assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished systems configured to customer specifications. During fiscal 2000, we performed system design, assembly and testing in-house at our Willow Grove, Pennsylvania, Singapore and Haifa, Israel facilities, utilizing an outsourcing strategy for the manufacture of many of our major subassemblies. We believe that outsourcing enables us to minimize our fixed costs and capital expenditures and allows us to focus on product differentiation through system design and quality control. Our just-in-time inventory management strategy has reduced our manufacturing cycle times and limited our on-hand inventory. We have obtained ISO 9001 certification for our equipment manufacturing facilities in Willow Grove, Pennsylvania, Singapore and Haifa, Israel.

     Packaging Materials. We manufacture our Micro-Swiss expendable tools at our facility in Yokneam, Israel and our American Fine Wire product line, consisting of gold and aluminum bonding wire, at facilities in Selma, Alabama, Singapore and Thalwil, Switzerland. We plan to add a fourth American Fine Wire facility in Taiwan in fiscal 2001. We manufacture our Semitec hub blades in Santa Clara, California. All three American Fine Wire facilities, as well as the Semitec facility, have received ISO 9002 certification and the Micro-Swiss facility has received ISO 9001 certification.

    Advanced Packaging Technology. We maintain manufacturing facilities in Phoenix, Arizona for Flip Chip Technologies and in Milpitas, California for our X-LAM technology.

RESEARCH AND PRODUCT DEVELOPMENT

Because technological change occurs rapidly in the semiconductor industry, we devote substantial resources to our research and development programs to maintain our competitiveness. We employed approximately 370 individuals in research and development at September 30, 2000. We pursue the continuous improvement and enhancement of existing products while simultaneously developing next generation products. For example, while the performance of current generations of wire bonders is being enhanced in accordance with a specific continuous improvement plan, we are simultaneously developing the next generation wire bonders. Much of the next generation equipment we are presently developing is based on modular, interchangeable subsystems, including the 8000 control platform, which is promoting more efficient and cost-effective manufacturing operations, lowering inventory levels, improving field service capabilities and reducing product development cycles, and allowing us to introduce new products more quickly. In fiscal 2000, we introduced two new bonders based on technology developed for earlier models of the 8000 family, the Model 8028-S, an automatic ball bonder that offers increased accuracy and productivity over its predecessor, the Model 8028, and the Model 8028-PPS, which combines productivity enhancements with robust fine pitch capability.

Our net expenditures for research and development totaled approximately $50.1 million, $37.2 million and $48.7 million during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. We have received funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During the fiscal years ended September 30, 2000, 1999 and 1998, such funding totaled approximately $1.1 million, $1.3 million and $1.7 million, respectively.

COMPETITION

The semiconductor equipment and packaging materials industries are intensely competitive. Significant competitive factors in the semiconductor equipment market include performance, quality, customer support and price. Our major equipment competitors include:

      -     ASM Pacific Technology, Shinkawa, Kaijo and ESEC in wire bonders;

      -     ESEC, Nichiden, ASM Pacific Technology and Alphasem in die bonders;
            and

      -     Disco Corporation in dicing saws.

Competitive factors in the semiconductor packaging materials industry include price, delivery and quality. Our significant packaging materials competitors with respect to expendable tools and blades include:

      -     Gaiser Tool Co. and Small Precision Tools, Inc. in expendable tools;
            and

      -     Disco Corporation in blades;

and in the bonding wire market:

      -     Tanaka Electronic Industries and Sumitomo Metal Mining.

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

We expect our competitors to improve their current products' performance, and to introduce new products with improved price and performance characteristics. New product introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor's product for a particular assembly operation, we may not be able to sell a product to that manufacturer or assembler for a significant period of time because manufacturers and assemblers sometimes develop lasting relations with suppliers, and products in our industry often go years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which could materially and adversely affect our business, financial condition and operating results. We cannot assure you that we will be able to continue to compete in these or other areas in the future.

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

EMPLOYEES

At September 30, 2000, we had 2,805 permanent employees, 34 temporary employees and 513 contract personnel worldwide. Our only employees represented by a labor union are America Fine Wire's employees in Singapore. Generally, we believe our employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to software engineering. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company.

                                     First Became
                                      an Officer
      Name                    Age   (calendar year)          Position
-------------------------     ---   ---------------  ----------------------------
C. Scott Kulicke              51         1976        Chairman of the Board of
                                                     Directors and Chief
                                                     Executive Officer

Morton K. Perchick            63         1982        Executive Vice President,
                                                     Office of the President

Alexander A. Oscilowski       41         1999        Senior Vice President,
                                                     Office of the President

David A. Leonhardt            42         1997        Senior Vice President

Charles Salmons               45         1992        Senior Vice President

Clifford G. Sprague           57         1989        Senior Vice President and
                                                     Chief Financial Officer

Laurence P. Wagner            40         1998        Senior Vice President

C. Scott Kulicke: Chief Executive Officer since 1979 and Chairman of the Board since 1984. Prior to that he held a number of executive positions with us. Mr. Kulicke also serves on the Board of Directors of General
Semiconductor, Inc. and Xetel Corporation.

Morton K. Perchick: Executive Vice President, Office of the President. He was appointed to our newly created Office of the President in May 2000. Named Executive Vice President in July 1995. He joined us in September 1980 as Director, Quality and Reliability. He became Vice President in 1982 and moved to general management in 1986, when he assumed responsibility for operations. In 1990, he was appointed Senior Vice President/General Manager.

Alexander A. Oscilowski: Senior Vice President, Office of the President. He joined us in 1999 as Vice President of Strategic Marketing. In May 2000, he was appointed to the newly created Office of the President. He joined SEMATECH in 1993 as director of Assembly & Packaging and was director of Advanced Technology until January 1999. Previously, he served as semiconductor packaging manager in the semiconductor operations unit for Digital Equipment and was an assembly manager, packaging supervisor and process engineer at Texas Instruments.

David A. Leonhardt: Senior Vice President. He was promoted to Senior Vice President and Co-President of our Advanced Bonding Systems Group in November 1999. In March 1998, he became Vice President and General Manager of the Equipment Group, after serving as Vice President of Strategic Marketing since December of 1996. Prior to that, he spent four years as a Director of our Ball Bonder Division and a year as Product Manager for Wedge Bonder Products.

Charles Salmons: Senior Vice President, Customer Operations. He was appointed Senior Vice President, Customer Operations in 1999. He joined us in 1978, and has held positions of increasing responsibility throughout the accounting, engineering and manufacturing organization. In 1994 he became Vice President of Operations and was named General Manager, Wire Bonder Operations in 1998.

Clifford G. Sprague: Senior Vice President and Chief Financial Officer. He joined us as Vice President and Chief Financial Officer in March 1989. In May 1990 he was promoted to Senior Vice President. Prior to joining us, he served for more than five years as Vice President and Controller of the Oilfield Equipment Group of NL Industries, Inc., an oilfield equipment and service company.

Laurence P. Wagner: Senior Vice President: He joined us in July 1998 as Senior Vice President and President of Packaging Materials. In November 1999, he was promoted to Senior Vice President and Co-President of the Advanced Bonding Systems Group. Previously he was with Emcore Corporation, where he was vice president of Emcore Electronic Materials. Prior to 1996, he worked for Shipley Company LLC, a Division of Rohm and Haas Company in a number of progressively responsible positions.

ITEM 2.  PROPERTIES.

Our major facilities are described in the table below:


                                                                                                                  LEASE
                            APPROXIMATE                                                 PRODUCTS               EXPIRATION
      FACILITY                 SIZE                        FUNCTION                   MANUFACTURED                DATE
---------------------   ------------------    --------------------------------    ---------------------        -----------
Willow Grove,           214,000 sq.ft. (1)    Corp. headquarters,                 Wire bonders                  N/A
Pennsylvania                                  manufacturing, technology
                                              center, sales and service

Phoenix, Arizona         45,000 sq.ft. (2)    Technology center, Manufacturing    Wafer bumping services        April 2006

Milpitas, California     35,000 sq.ft. (2)    Technology center                   Laminate substrates           July 2006

Selma, Alabama           25,600 sq.ft. (2)    Manufacturing, American Fine        Bonding wire                  October 2017
                                              Wire operations

Santa Clara,             13,600 sq.ft. (2)    Manufacturing                       Dicing saw blades             October 2003
California

Singapore                73,700 sq.ft (2)     Manufacturing,                      Wire bonders                  September 2002
                                              technology center,
                                              assembly systems

Singapore                35,100 sq.ft. (2)    Manufacturing, American Fine        Bonding wire                  May 2003
                                              Wire operations

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

Yokneam, Israel          48,400 sq.ft. (1)    Manufacturing, Micro-               Capillaries, wedges and       N/A
                                              Swiss operations                    die collets

Yokneam, Israel          12,000 sq.ft. (2)    Manufacturing, Micro-               Hard material blades          April 2003
                                              Swiss operations

Tokyo, Japan             10,700 sq.ft. (2)    Technology center,                  N/A                           (3)
                                              sales and service

Thalwil,                 15,100 sq.ft. (2)    Manufacturing, American Fine        Bonding wire                  (3)
Switzerland                                   Wire operations

Kaohsuing,               28,406 sq.ft.        Manufacturing, American Fine        Bonding wire                  August 1, 2010
Taiwan                                        Wire operations and sales
                                              and service

(1) Owned.

(2) Leased.

(3) Cancellable semi-annually upon six months notice.

We also rent space for sales and service offices in Horsham, Pennsylvania; Santa Clara, California; Mesa, Arizona; Korea; Taiwan; Malaysia; the Philippines; and Hong Kong. We believe that our facilities generally are in good condition.

ITEM 3.     LEGAL PROCEEDINGS.

From time to time, we are a plaintiff or defendant in various cases arising out of our usual and customary business. We cannot assure you of the results of pending or future litigation, but we do not believe that resolution of these matters will materially and adversely affect our business, financial condition or operating results.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

Our common stock is traded on the Nasdaq National Market under the symbol "KLIC." The following table lists the high and low per share sale prices for our common stock for the periods indicated:

                                     HIGH          LOW
                                     ----          ---
Fiscal 2000:

       First Quarter              $ 22 5/8      $ 11 1/2

       Second Quarter               43 21/32      19 19/32

       Third Quarter                40 5/16       19 15/16

       Fourth Quarter               33 1/8        13 1/8

Fiscal 1999:

       First Quarter              $ 10 15/16    $  4 11/16

       Second Quarter               17 5/8         8 13/16

       Third Quarter                14 1/2         9 1/2

       Fourth Quarter               14 1/2         9 9/16

On December 1, 2000, there were 620 holders of record of the shares of outstanding common stock.

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

For the purposes of calculating the aggregate market value of the shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed that all the outstanding shares were held by nonaffiliates except for the shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in our proxy statement relating to our 2001 Annual Meeting of Shareholders filed or to be filed with the Securities and Exchange Commission.

ITEM 6.      SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere herein.



                                                                      FISCAL YEARS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------------------------------
                                                    1996(1)          1997          1998            1999          2000
                                                   ---------      ---------      ---------      ---------      ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales:
     Equipment                                     $ 287,234      $ 391,721      $ 302,107      $ 269,854      $ 692,062
     Packaging materials                              93,942        110,186        108,933        124,450        185,570
     Advanced packaging technology                        --             --             --          4,613         21,641
                                                   ---------      ---------      ---------      ---------      ---------
        Total net sales                              381,176        501,907        411,040        398,917        899,273
                                                   ---------      ---------      ---------      ---------      ---------
Cost of goods sold:
     Equipment                                       163,844        228,854        191,948        188,958        419,732
     Packaging materials                              75,270         89,148         82,259         90,326        130,548
     Advanced packaging technology                        --             --             --          6,098         22,897
                                                   ---------      ---------      ---------      ---------      ---------
        Total cost of goods sold                     239,114        318,002        274,207        285,382        573,177
                                                   ---------      ---------      ---------      ---------      ---------
Operating expenses:
     Equipment(3)                                    102,515         97,143        107,083         92,157        120,244
     Packaging materials(3)                           14,563         21,029         24,553         23,500         32,876
     Advanced packaging technology                        --             --             --          5,314         19,096
     Corporate(2)                                      7,566          8,070          9,353         12,296         15,421
                                                   ---------      ---------      ---------      ---------      ---------
        Total operating expenses(3)                  124,644        126,242        140,989        133,267        187,637
                                                   ---------      ---------      ---------      ---------      ---------
Income (loss) from operations:
     Equipment                                        20,875         65,724          3,076        (11,261)       152,086
     Packaging materials                               4,109              9          2,121         10,624         22,146
     Advanced packaging technology                        --             --             --         (6,799)       (20,352)
     Corporate(2)                                     (7,566)        (8,070)        (9,353)       (12,296)       (15,421)
                                                   ---------      ---------      ---------      ---------      ---------
        Total income (loss) from operations           17,418         57,663         (4,156)       (19,732)       138,459
                                                   ---------      ---------      ---------      ---------      ---------
Interest, net                                           (164)           820          5,514          3,547          4,719
Equity in loss of joint ventures(4)                     (994)        (6,701)        (8,715)       (10,000)        (1,221)
Other expenses                                          (630)            --             --             --             --
                                                   ---------      ---------      ---------      ---------      ---------
Income (loss) before taxes                            15,630         51,782         (7,357)       (26,185)       141,957
Provision (benefit) for income taxes                   3,783         13,463         (1,917)        (8,221)        40,149
Minority interest                                         --             --             --          1,018          1,437
                                                   ---------      ---------      ---------      ---------      ---------
Net income (loss)                                  $  11,847      $  38,319      $  (5,440)     $ (16,946)     $ 103,245
                                                   =========      =========      =========      =========      =========
Basic net income (loss) per common share(5)        $    0.31      $    0.92      $   (0.12)     $   (0.36)     $    2.15
                                                   =========      =========      =========      =========      =========
Diluted net income (loss) per common share(5)      $    0.30      $    0.90      $   (0.12)     $   (0.36)     $    1.90
                                                   =========      =========      =========      =========      =========
Shares used in per common share
calculations:(5)
     Basic                                            38,750         41,742         46,602         46,846         47,932
     Diluted                                          39,576         42,856         46,602         46,846         56,496


                                                                                    AS OF SEPTEMBER 30,
                                                                -----------------------------------------------------------
                                                                  1996         1997        1998         1999         2000
                                                                --------     --------    --------     --------     --------
                                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments(7)            $ 58,422     $115,587    $106,900     $ 39,345     $316,619
Working capital                                                  113,804      190,220     182,181      167,131      462,688
Total assets                                                     249,554      376,819     342,584      378,145      722,852
Long-term debt(6)(7)                                              50,712          220          --           --      175,000
Shareholders' equity                                             147,489      291,927     287,910      274,776      405,342

      (1) The fiscal 1996 Consolidated Statement of Operations was reclassified for comparative purposes.

      (2) In January 1999, we purchased the X-LAM technology and fixed assets used in the design, development and manufacture of laminate substrates for $8.0 million. As a result of this purchase, we recorded a pre-tax charge of approximately $3.9 million for the write-off of in-process research and development.

      (3) In fiscal 2000, operating expense includes the write-off of $3.9 million, representing our remaining investment in our Advanced Polymer Solutions joint venture and the reversal into income of $2.5 million of the severance reserve which we established in fiscal 1999 for the elimination of approximately 230 positions associated with the relocation of our automatic ball bonder manufacturing from the United States to Singapore. During fiscal 1999, we recorded a pre-tax charge for severance of approximately $4.0 million and asset write-off costs of approximately $1.6 million in connection with the above mentioned move to Singapore. In fiscal 1999, we also recorded approximately $0.4 million for severance related to the reduction in workforce that began in fiscal 1998. During fiscal 1998, we recorded pre-tax charges of $8.4 million for severance and product discontinuance as a result of a slowdown in the semiconductor industry. Of this amount $6.0 million was associated with the equipment business, $1.7 million with the packaging materials business and $0.7 million was recorded in corporate expense. During fiscal 1996, we recorded a pre-tax charge in the equipment business of approximately $3.0 million for severance and the write-off of costs incurred in connection with the suspended Willow Grove facility expansion as a result of a slowdown in the semiconductor industry.



      (4) Equity in loss of joint ventures in fiscal 2000 consists solely of our share of the loss of Advanced Polymer Solutions, LLC a 51% owned joint venture. Equity in loss of joint ventures in fiscal 1999 consists of $9.2 million of our share of the loss of Flip Chip Technologies and $0.8 million of our share of the loss of Advanced Polymer Solutions. Fiscal 1996, 1997 and 1998 consist solely of our share of the loss of Flip Chip Technologies.

      (5) On June 26, 2000, the Company's Board of Directors approved a two-for-one stock split of its common stock. Pursuant to the stock split, each shareholder of record at the close of business on July 17, 2000 received one additional share for each common share held at the close of business on that date. The additional shares were distributed on July 31, 2000. All prior period earnings per share amounts have been restated to reflect the two-for-one stock split. For fiscal years 1998 and 1999 only the common shares outstanding have been used to calculate both the basic earnings per common share and diluted earnings per common share because the inclusion of potential common shares would be anti-dilutive due to the net losses reported in those years.

      (6) Does not include letters of credit or foreign exchange contract obligations.

      (7) In December 1999, we issued $175.0 million of convertible subordinated notes. In May 1997, we completed the sale of 3,450,000 shares of our common stock in an underwritten offering, resulting in net proceeds of approximately $101.0 million. A portion of these proceeds was used to repay the $50.0 million outstanding balance under the Company's existing bank revolving credit facility.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

      - The projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials;

      - the anticipated development, production and licensing of our advanced packaging technology;

      - the successful integration of recent acquisitions into our company's operating structure and expected growth rates for these companies;

      -     the projected continuing demand for wire bonders; and

      - the anticipated growing importance of the flip chip assembly process in high-end market segments.

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

OVERVIEW

We design, manufacture and market capital equipment and packaging materials for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment. Today, we are the world's largest supplier of semiconductor assembly equipment, according to VLSI Research Inc. We sell our products to semiconductor device manufacturers and contract manufacturers, which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 91% of net sales for fiscal 2000 and are expected to continue to represent a substantial portion of our future revenues. To support our international sales, we currently have major manufacturing operations in the United States, Israel and Singapore, sales facilities in Hong Kong, Japan, Korea, Taiwan, Malaysia, the Philippines and Singapore, a technology center in Japan and applications labs in Singapore. We also maintain customer resource centers in Taiwan, the Philippines and Singapore. We plan to open a new manufacturing facility in Taiwan in fiscal 2001 to produce bonding wire.

In November 2000 we acquired 100% of the stock of Cerprobe Corporation (referred to as Cerprobe) and in December 2000 we acquired 100% of the stock of Probe Technology Corporation (referred to as Probe Tech). Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The acquisitions are a step forward in the Company's strategy to offer the most complete, capable and cost-effective interconnect solutions. These two companies will be merged together to create a test division.

Historically, the demand for semiconductors and our semiconductor assembly equipment has been volatile from period to period. An upturn in the semiconductor industry that began in fiscal 1999 contributed to record revenues of $899.3 million for fiscal year 2000. This represents an increase of 125% over revenues of $398.9 in fiscal 1999. However, in early August and again in early November, we announced that customer order deferrals and push-outs would impact financial performance in the fourth quarter of fiscal 2000 and the first half of fiscal 2001.

Our business is currently divided into three segments, with a fourth segment comprised of the operations of Cerprobe and Probe Tech to be added in fiscal 2001.

Equipment

Through our equipment business we design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold or aluminum, between the bonding pads on the die and the leads on the IC package to which the die has been bonded. We are the world's largest manufacturer of wire bonders, according to VLSI. In fiscal 1999, we successfully introduced the Model 8028 automatic ball bonder and with its superior technical performance and productivity accounted for the majority of ball bonders we sold in fiscal 2000.

In fiscal 2000 we relocated our automatic ball bonder manufacturing from the United States to Singapore and were able to ramp up production to historically high levels to meet the record demand.

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

In the fourth quarter of fiscal 2000, we decided not to devote additional capital to Advanced Polymer Solutions, a joint venture with Polyset Company, Inc. which was established to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. This decision resulted in a write-off of $3.9 million representing our remaining investment in this venture. We have no further obligations or commitments to the joint venture.

Advanced Packaging Technology

This business segment reflects the operating results of our strategic initiative to develop new technologies for advanced semiconductor packaging. It is comprised of Flip Chip Technologies, LLC, a joint venture with Delco Electronics Corporation, and our X-LAM business unit.

Through Flip Chip Technologies we license our flip chip technology and provide wafer bumping services. As of September 30, 2000, we owned 76.9% of Flip Chip Technologies. Under various operating agreements, we manage Flip Chip Technologies jointly with Delco and have agreed not to compete with the joint venture. Flip Chip Technologies has also entered into various agreements with Delco that are customary in similar joint venture arrangements.

We established our X-LAM business unit to develop, manufacture and market high density interconnect substrates using either flip chip or advanced wire bonding interconnection schemes. We purchased the X-LAM technology for $8.0 million in fiscal 1999 and operate a research/manufacturing facility in Milpitas, California to fully develop and market the technology. In fiscal 2000, we recorded an operating loss for the X-LAM business of $13.8 million and expect to report a similar loss in fiscal 2001.

Neither Flip Chip Technologies nor X-LAM has been profitable to date. However, we expect operating income from Flip Chip Technologies in fiscal 2001 to partially offset the expected losses at the X-LAM business unit.

The following table sets forth the percentage of our net sales from each business segment for the past three years:

                                        FISCAL YEAR ENDED
                                          SEPTEMBER 30,
                                    ------------------------
SEGMENT                             1998      1999      2000
-------                             ----      ----      ----
Equipment                             73%       68%       77%
Packaging Materials                   27        31        21
Advanced Packaging Technology          0         1         2
                                    ----      ----      ----
       Total                         100%      100%      100%
                                    ====      ====      ====

Net sales. We recognize net sales upon the shipment of products or performance of services. Provisions for estimated product returns, warranty and installation costs are accrued in the period of sale recognition.

Our equipment sales depend on the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for capital equipment. These downturns and slowdowns, coupled with the effect of the Asian economic crisis, adversely affected our sales during the latter half of fiscal 1998 and the first half of fiscal 1999. However, the semiconductor business cycle turned up in the second half of fiscal 1999 and resulted in record orders and shipments in fiscal 2000. Then in early August and again in early November, we announced that customer order deferrals and push-outs would impact financial performance in the fourth quarter of fiscal 2000 and the first half of fiscal 2001.

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

Our advanced packaging technology sales represent the sales from Flip Chip Technologies. We do not expect sales from our X-LAM business unit in fiscal 2001.

Cost of goods sold. Our equipment cost of goods sold consists mainly of subassemblies, materials, direct and indirect labor costs and other overhead. We rely on subcontractors to manufacture many of the components and subassemblies for our products and we rely on sole source suppliers for some material components.

Packaging materials cost of goods sold consists primarily of gold, aluminum, direct labor and other materials used in the manufacture of bonding wire, capillaries, wedges and other company products, with gold making up the majority of the cost. Gold bonding wire is generally priced based on a fabrication charge per 1,000 feet of wire, plus the value of the gold. To minimize our exposure to gold price fluctuations, we obtain gold for fabrication under a contract with our gold supplier on consignment and only purchase the gold when we ship the finished product to the customer. Accordingly, fluctuations in the price of gold are generally absorbed by our gold supplier or passed on to our customers. Since gold makes up a significant portion of the cost of goods sold by the packaging materials segment, the gross profit margins will be lower than can be expected in the equipment business.

Cost of goods sold in our Advanced Packaging Technology segment is currently comprised of material, labor and overhead at Flip Chip Technologies. Our X-LAM operations will not report cost of goods sold until they begin to generate revenues, which is not expected to occur until fiscal 2002.

Selling, general and administrative expense. Our selling, general and administrative expense is comprised primarily of personnel costs, professional costs, information technology and depreciation expenses. We expect our selling, general and administrative expenses to increase in fiscal 2001 as we include the operations of Cerprobe and Probe Tech and increase spending on information technology to develop and implement corporate-wide e-business capabilities.

As a result of customer order deferrals and push-outs in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, we are resizing our workforce by eliminating approximately 110 positions. We will record a resizing charge of approximately $3.0 million in the first quarter of fiscal 2001 for severance and related costs associated with the eliminated positions.

Research and development expense. Our research and development costs consist primarily of labor, prototype material and other costs associated with our developmental efforts to strengthen our product lines and develop new products. For example we introduced two new bonders, the Model 8028-S, an automatic ball bonder that offers increased accuracy and productivity over its predecessor, and the Model 8028-PPS, which combines productivity enhancements with robust fine pitch capability. Our research and development costs increased in fiscal 2000 and will increase further in fiscal 2001 as we include the operations of Cerprobe and Probe Tech and we introduce our 35 micron bonding process solution.

RESULTS OF OPERATIONS

The table below shows principal line items from our historical consolidated statements of operations, as a percentage of our net sales, for the three years ended September 30:

                                                FISCAL YEAR ENDED
                                                  SEPTEMBER 30,
                                       --------------------------------
                                        1998         1999         2000
                                       ------       ------       ------
Net sales                               100.0%       100.0%       100.0%
Costs of goods sold                      66.7         71.5         63.7
                                       ------       ------       ------
Gross margin                             33.3         28.5         36.3
Selling general and administrative       20.4         21.6         15.2
Research and development, net            11.9          9.3          5.6
Other costs                               2.0          2.5           .1
                                       ------       ------       ------
Income (loss) from operations            (1.0)%       (4.9)%       15.4%
                                       ======       ======       ======

FISCAL YEARS ENDED SEPTEMBER 30, 2000  AND SEPTEMBER 30, 1999

During the fiscal year ended September 30, 2000, we recorded record bookings of $949.0 million compared to $438.0 million in fiscal 1999. The $511.0 million increase in fiscal 2000 bookings reflected a significant improvement in demand for semiconductor assembly equipment. At September 30, 2000, total backlog of customer orders approximated $143.0 million compared to $93.0 million at September 30, 1999. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period.

The upturn in the semiconductor business cycle throughout most of fiscal 2000 resulted in record net sales of $899.3 million, an increase of $500.4 million or 125.4% above the prior fiscal year. Net sales increased sequentially each quarter beginning in the third quarter of fiscal 1999 through the third quarter of fiscal 2000, however, due to customer order deferrals, net sales in the fourth quarter of fiscal 2000 were below third quarter sales. We expect net sales in the first quarter of fiscal 2001 to be between $140 million and $165 million.

Net sales in our equipment segment benefited the most from the upturn in the semiconductor business cycle and increased by $422.2 million to $692.1 million in fiscal 2000 compared to $269.9 million in fiscal 1999, an increase of 156.5%. The increase in equipment segment sales was driven by a strong demand for our automatic ball bonders. The higher equipment segment sales in fiscal 2000 also reflected an increase in the average selling prices for our Model 8028, which was the primary bonder sold in fiscal 2000, compared to the model 8020, which was the primary bonder sold in fiscal 1999. Packaging materials segment net sales increased $61.1 million to $185.6 million in fiscal 2000 from $124.5 million in fiscal 1999. The higher packaging material segment net sales were due primarily to a higher volume of gold wire and capillary shipments. Net sales of our advanced packaging technology segment reflect the sales of Flip Chip Technologies for all of fiscal 2000 compared to sales of Flip Chip Technologies for only four months in fiscal 1999.

International sales (shipments of our products with ultimate foreign destinations) comprised 91% and 83% of our total sales during fiscal 2000 and 1999, respectively. Sales to customers in the Asia/Pacific region, including Korea, Taiwan,

Malaysia, the Philippines, Japan, Singapore, Thailand and Hong Kong, accounted for approximately 83% and 74% of our total sales in fiscal 2000 and 1999, respectively. During fiscal 2000, shipments to customers located in Taiwan, the Philippines, Singapore, and Malaysia accounted for approximately 31%, 11%, 10% and 9% of net sales, compared to 23%, 11%, 11% and 10%, respectively, for the 1999 fiscal year.

Gross profit increased to $326.1 million in fiscal 2000 from $113.5 million in fiscal 1999 due primarily to the higher volume of equipment segment sales in fiscal 2000. The higher gross profit in fiscal 2000 was also partially due to an increase in gross profit as a percentage of sales (referred to as gross margin) of 7.8 percentage points to 36.3%. The equipment segment contributed the majority of the improvement in gross profit and gross margin. Equipment segment gross profit increased $191.4 million from the prior year to $272.3 million and its gross margin increased from 30.0% in fiscal 1999 to 39.4% in fiscal 2000. The increase in equipment segment gross profit was primarily due to a 168% increase in unit sales of automatic ball bonders. The improved equipment segment gross margin was due to a higher average selling price of the automatic bonders sold in fiscal 2000 compared to fiscal 1999 due to the higher performance levels of the Model 8028 compared to the Model 8020. Also, the average cost of a Model 8028 was less than the average cost of a Model 8020 primarily due to the move of the manufacturing operation of our automatic ball bonders from the United States to Singapore. The packaging materials segment gross profit and gross margin increased in fiscal 2000. The higher gross profit was primarily due to the higher volume of gold wire and capillary shipments. The higher gross margin was due to lower average cost of production resulting primarily from operating efficiencies from the higher unit volume and a shift in production mix to higher margin fine pitch products. The overall gross profit and gross margin in fiscal 2000 were negatively impacted by a $1.3 million negative gross profit recorded by Flip Chip Technologies in our advanced packaging technology segment.

Selling, general and administrative (referred to as SG&A) expenses increased to $136.2 million in fiscal 2000 from $86.2 million in fiscal 1999. The $50.0 million increase was due primarily to additional personnel and compensation expenses associated with the growth in the size of the business in fiscal 2000 particularly in the equipment segment, the ramp-up of the X-LAM research facility and the inclusion of the operating results of Flip Chip Technologies for a full fiscal year in 2000 compared to four months in the prior year.

Research and development costs increased to $50.1 million in fiscal 2000 from $37.2 million in the prior fiscal year. The higher research and development expense resulted from increasing expenditures for new product development in our equipment and packaging materials segments and reporting Flip Chip Technologies operations for a full year in 2000 compared to four months in the prior year and ramping up the X-LAM research capabilities. Gross research and development expenditures were partially offset by funding received from customers and governmental subsidies totaling $1.1 million in fiscal 2000 compared to $1.3 million in fiscal 1999.

In the fourth quarter of fiscal 2000, we reversed into income $2.5 million of the $5.6 million reserve which we established in fiscal 1999 for the relocation of our automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore. The reserve was established to reflect provisions for severance and asset write-off costs resulting from the move. However, due to the significant increase in demand for microelectronics products we have retained engineering and marketing positions which were planned for downsizing. In addition, the majority of the direct and indirect manufacturing positions were eliminated through attrition in the workforce. The decision to retain the engineering and marketing positions in the U.S. and attrition in the workforce reduced the amount of severance required to be paid compared to the original estimate and resulted in the reversal of $2.5 million of the reserve. These relocation activities are now complete.

In the fourth quarter of fiscal 2000, we decided not to devote additional capital to our joint venture with Polyset Company, Inc. which was established to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. This decision resulted in a write-off of $3.9 million representing our remaining investment in this venture. We have no further obligations or commitments to the joint venture.

Income from operations in fiscal 2000 was a record $138.5 million compared to a loss of $19.7 million in fiscal 1999. The favorable results in fiscal 2000 were due primarily to the significant improvement in net sales resulting from our capability to ramp-up our production with technologically superior bonding machines to take advantage of the demand for our products created by the upturn in the semiconductor business cycle. Income from operations in fiscal 2000 was also favorably impacted by an increase in gross profit as a percentage of net sales which was due primarily to the benefits of the move of our automatic ball bonder manufacturing from the United States to Singapore.

Interest income increased by $8.6 million and interest expense increased by $7.5 million, both increases resulted primarily from the issuance of $175.0 million of convertible subordinated notes in December 1999. Interest income was also favorably impacted by an increase in short term investments resulting from cash generated by our record level of income from operations and higher interest rates. See "Liquidity and Capital Resources."

Equity in loss of joint ventures decreased from $10.0 million in fiscal 1999 to $1.2 million in fiscal 2000 due primarily to not recording Flip Chip Technologies under the equity method of accounting but rather reporting the operating results of Flip Chip Technologies with the operating results of the company. In fiscal 2000, equity in loss of joint ventures consists solely of our share of the loss from our 50% equity interest in Advanced Polymer Solutions, LLC which, as mentioned above, we dissolved and wrote-off our remaining investment.

 Our provision for income taxes in fiscal 2000 was $40.1 million compared to a benefit of $8.2 million in fiscal 1999. The provision for income tax in fiscal 2000 was due to record pretax income reported in fiscal 2000. The effective tax rate of the fiscal 2000 provision was 28%. The effective tax rate was favorably impacted by significant tax incentives we received from Singapore as an incentive for us to relocate our automatic ball bonder manufacturing operation to Singapore and from Israel for maintaining research and manufacturing facilities in Israel.

We recorded a minority interest in the net loss of Flip Chip Technologies of $1.4 million. The minority interest reflects the portion of Flip Chip Technologies that is owned by Delco, our joint venture partner.

Our net income for fiscal 2000 was $103.2 million compared to a net loss of $16.9 million in fiscal 1999, for the reasons enumerated above.

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

We recorded resizing costs of $5.9 million in fiscal 1999 reflecting provisions for severance and asset writeoff costs resulting from the announced move of our automatic ball bonder manufacturing to Singapore and additional severance in connection with the reduction in our workforce. At September 30, 1999, we had accrued liabilities of $4.0 million in connection with these severance costs, the majority of which will be paid in fiscal 2000. We also recorded resizing costs of $7.4 million and an impairment of goodwill of $1.0 million in fiscal 1998 for severance, asset writeoffs and other costs in response to the industry-wide slowdown in orders for semiconductor assembly equipment and to a lesser extent semiconductor packaging materials.

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

We recorded a tax benefit of $8.2 million in fiscal 1999. The effective tax rate of this benefit was 33%. We increased our valuation allowance on foreign tax credit carryforwards, and continue to maintain a valuation allowance for deferred tax assets related to the acquired domestic American Fine Wire net operating loss and net operating loss carry-forwards of our Japanese subsidiary, because we cannot reasonably forecast sufficient future earnings by these subsidiaries to fully utilize the net operating losses during the carryforward period. If we realize the benefits of the American Fine Wire acquired net operating loss carryforward, the benefits would reduce the recorded amount of American Fine Wire goodwill. We believe that all of the net operating loss benefits generated during the year will be realized in the foreseeable future.

We recorded a minority interest in the net loss of Flip Chip Technologies of $1.0 million. The minority interest reflects the portion (26.4%) of Flip Chip Technologies that was owned by Delco, our joint venture partner.

Our net loss for fiscal 1999 was $16.9 million compared to a net loss of $5.4 million in fiscal 1998, for the reasons enumerated above.

QUARTERLY RESULTS OF OPERATIONS

The table below shows our quarterly net sales, gross profit and operating income
(loss) by quarter for fiscal 2000 and 1999:

                                 (in thousands)

                                   FIRST         SECOND       THIRD       FOURTH
FISCAL 2000                       QUARTER       QUARTER      QUARTER      QUARTER      TOTAL
-----------                       --------     --------     --------     --------     --------
Net sales                         $179,849     $222,153     $268,258     $229,013     $899,273
Gross profit                        59,912       75,600      101,278       89,306      326,096
Income from operations              17,116       29,834       52,348       39,161      138,459

                                    FIRST        SECOND       THIRD       FOURTH
FISCAL 1999                        QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
-----------                       ---------    ---------    ---------    ---------    ---------
Net sales                         $  61,175    $  73,561    $ 110,806    $ 153,375    $ 398,917
Gross profit                         16,176       21,025       30,374       45,960      113,535
Income (loss) from operations       (10,282)     (17,087)        (776)       8,413      (19,732)

The effect of the semiconductor industry upturn on our operating results is reflected in the quarterly results in the second half of fiscal 1999 and fiscal 2000. The customer order deferrals and push-outs we announced in August and November of 2000 are reflected in the lower sales in the fourth quarter of fiscal 2000 compared to the third quarter of fiscal 2000.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The company adopted this statement in the first quarter of 2001. The cumulative effect of adoption was not material. The impact of SFAS No. 133 on the company's future results will be dependent upon the fair values of the company's derivatives and related financial instruments and could result in increased volatility.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are required to begin reporting changes to our revenue recognition policy in the fourth quarter of fiscal year 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, that do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ended September 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." Our reported results of operations for the 12 months ending September 30, 2001 may include a cumulative adjustment for all prior annual and interim periods including an adjustment for revenue in the first quarter of fiscal 2001 as if SAB 101 had been adopted on October 1, 2000. We believe that SAB 101, to the extent that it will impact us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows. We are currently assessing the full impact of SAB 101 on our reported financial results.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF No. 00-14, "Accounting for Coupons, Rebates and Discounts" that addressed accounting for sales incentives. The Task Force concluded that in accounting for cash sales incentives a manufacturer should recognize the incentive as a reduction of revenue on the later date of the manufacturer's sale or the date the offer is made to the public. The reduction of revenues should be measured based on the estimated amount of incentives to be claimed by the ultimate customers. We must adopt this pronouncement in our fourth quarter of fiscal 2001. We do not believe the adoption of this pronouncement will have a material impact on the Company's financial statements.

In September 2000, the EITF reached a final consensus on issue EITF No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. We currently classify shipping and handling revenue as a reduction of cost of products sold. Further, the Task Force stated that shipping and handling cost related to this revenue should either be recorded in costs of goods sold or the Company should disclose where these costs are recorded and the amount of these costs. We must adopt this pronouncement in the fourth quarter of fiscal 2001. We do not believe adoption of this pronouncement will have a material impact on our financial statements.

In March 2000, FASB Interpretation, or FIN, No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a significant effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, our cash, cash equivalents and investments totaled $316.6 million compared to $39.3 million at September 30, 1999. Additionally, on December 22, 2000 we entered into a new $60.0 million (reducing to $40 million over a three year period) bank revolving credit facility which replaced the revolving credit facility that had been in place for several years. The new facility expires in December 2003. The borrowings are subject to our compliance with financial and other covenants set forth in the revolving credit documents. At September 30, 2000, we had no cash borrowings outstanding under the then existing facility, but had utilized $1.1 million of availability under that credit facility to support letters of credit issued as security deposits for our manufacturing facility in Singapore and our X-LAM facility. The terms of the credit facility in place at September 30, 2000, as well as the new credit facility, contain limitations on the amount we can spend on acquisitions. The bank waived this limitation to permit the acquisitions of Cerprobe and Probe Tech for which we paid approximately, $225.0 million and $65.0 million, in cash, respectively. Borrowings bear interest either at a Base Rate (defined as the prime rate or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 1.0% to 2.0%, depending on our ratio of senior debt to earnings before interest, taxes, depreciation and amortization).

In December 1999, we issued $175.0 million of convertible subordinated notes. The notes are general obligations of our company and subordinated to all senior debt. The notes bear interest at 4 3/4%, are convertible into our common stock at $22.8997 per share and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 15 and December 15 of each year. We may redeem the notes in whole or in part at any time after December 18, 2002 at prices ranging from 102.714% at December 19, 2002 to 100.0% at December 15, 2006.

Cash generated from operating activities totaled $134.1 million during fiscal 2000 compared to cash used in operating activities of $37.9 million in fiscal 1999 and cash generated of $21.7 in fiscal 1998. The cash generated from operating activities in fiscal 2000 was primarily the result of our record net income partially offset by an increase in accounts receivable and inventory to support the record sales volume.

At September 30, 2000, working capital was $462.7 million compared to $167.1 million at September 30, 1999. The higher working capital was due primarily to the cash generated from the issuance of the $175.0 million of convertible subordinated notes and cash generated from operations partially offset by higher accounts receivable and inventory to support the higher sales volume.

During fiscal 2000, we invested approximately $38.3 million in property and equipment, primarily for leasehold improvements and tooling for our new X-LAM manufacturing and research facility, our new Singapore ball bonder facility and to increase manufacturing capacity for the packaging materials business. We presently expect fiscal 2001 capital spending to more than double as we upgrade and improve our information systems to develop and implement corporate-wide e-business capabilities, increase our capacity at Flip Chip Technologies and X-LAM, open a new wire manufacturing facility in Taiwan and continue to expand our manufacturing capabilities in our package materials business. We will also invest capital in our newly acquired Cerprobe and Probe Tech businesses.

During fiscal 2000, we invested an additional $5.0 million in Flip Chip Technologies and increased our ownership percentage from 73.6% to 76.9%. We expect to invest between $10 million and $15 million in additional capital in Flip Chip Technologies in fiscal 2001 and to purchase Delphi Automotive Systems' (Delco) share of Flip Chip Technologies.

In fiscal 2000, we contributed $2.2 million to our Advanced Polymer Solutions joint venture which we dissolved in the fourth quarter of fiscal 2000. Our total investment in the joint venture was $6.0 million. We do not expect to make any future investments in this business and are not obligated to do so.

The Israeli government has funded a portion of the research and development costs related to some of our products. We are contingently liable to repay this funding through royalties to the Israeli government. Royalty payments are due only after sale of the funded products, are computed at varying rates from 2% to 5% of the sales and are limited to the amounts received from the Israeli government. At September 30, 2000, we estimate that contingent liabilities for royalties related to potential future product sales are approximately $3.4 million.

We believe that anticipated cash flows from operations, our working capital, amounts available under our revolving credit facility and the availability of additional credit facilities will provide sufficient cash required for the purchase of Cerprobe and Probe Tech and to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as required, equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements that could require substantial capital outlays. We cannot determine the timing or amount of these potential capital requirements at this time since they will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities that we may elect to pursue.

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

      -     the mix of products that we sell because, for example:

            - packaging materials generally have lower margins than assembly equipment,

            -     some lines of equipment are more profitable than others, and

            -     some sales arrangements have higher margins than others;

      - the volume and timing of orders for our products and any order postponements and cancellations by our customers;

      -     adverse changes in our pricing, or that of our competitors;

      - higher than anticipated costs of development or production of new equipment models;

      -     the availability and cost of key components for our products;

      - market acceptance of our new products and upgraded versions of our products;

      - our announcement of, or perception by others that we will introduce, new or upgraded products, which could delay customers from purchasing our products;

      -     the timing of acquisitions; and

      -     our competitors' introduction of new products.

Many of our expenses, such as research and development and selling, general and administrative expenses, do not vary directly with our net sales. As a result, a decline in our net sales would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net sales, our operating results would decline. Factors that could cause our expenses to fluctuate from period to period include:

      -     the timing and extent of our research and development efforts;

      - severance and other costs of relocating facilities or resizings in market downturns; and

      -     inventory writeoffs due to obsolesence.

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

THE INTEGRATION OF THE ACQUISITIONS OF CERPROBE CORPORATION AND PROBE TECHNOLOGY CORPORATION INTO OUR COMPANY'S OPERATING STRUCTURE AND EXPECTED GROWTH RATES FOR THESE COMPANIES MAY NOT BE REALIZED AND OUR EXPECTED BENEFITS MAY NOT OCCUR

In November 2000 we acquired 100% of the stock of Cerprobe Corporation for approximately $225.0 million in cash and in December 2000 we acquired 100% of the stock of Probe Technology Corporation for approximately $65.0 million in cash. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. While the test interconnect solutions that Cerprobe and Probe Tech design, manufacture and market are complimentary to our product lines, we do not have in-house expertise or knowledge of these products or markets. We have invested a significant amount of cash to acquire these companies and will invest a significant amount of management time and effort to integrate them into the company's operating structure, however, if we are unable to integrate them successfully or the expected growth rates for these companies do not occur our business, financial condition and operating results could be materially affected.

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

WE MAY NOT BE ABLE TO RAPIDLY DEVELOP AND MANUFACTURE NEW AND ENHANCED PRODUCTS REQUIRED TO MAINTAIN OR EXPAND OUR BUSINESS

We believe that our continued success will depend on our ability to continuously develop and manufacture or acquire new products and product enhancements on a timely and cost-effective basis. We also must introduce these products and product enhancements into the market in response to customers' demands for higher performance assembly equipment. Our competitors may develop enhancements to, or future generations of, competitive products that will offer superior performance, features and lower prices that may render our products noncompetitive. We may not be able to develop and introduce products incorporating new technologies in a timely manner or at a price that will satisfy future customers' needs or achieve market acceptance.

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

One component of our strategy is to develop the capacity to use advanced technologies to allow us to compete in those portions of the market that currently use these advanced technologies and to prepare for any eventual decline in the use of wire bonding technology. There are a number of risks associated with our strategy to diversify into new technologies:

      - The technologies that we have invested in represent only some of the advanced technologies that may one day supercede wire bonding;

      - Other companies are developing similar or alternative advanced technologies;

      - Wire bonding may continue as the dominant technology for longer than we anticipate;

      - The cost of developing advanced technologies may be significantly greater than we expect; and

      - We may not be able to develop the necessary technical, research, managerial and other related skills to develop, produce, market and support these advanced technologies.

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

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR NEARLY ALL OUR SALES, OUR REVENUES COULD DECLINE IF WE LOSE ANY SIGNIFICANT CUSTOMER

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and subcontract assemblers purchasing a substantial portion of semiconductor assembly equipment and packaging materials. Sales to our five largest customers accounted for approximately 41.4% of our fiscal 1998 net sales, 31.7% of our fiscal 1999 net sales and 41.9% of our fiscal 2000 net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15.3 % of the Company's net sales and sales to Amkor Technologies accounted for 10.1% of the Company's net sales. In fiscal 1999 no customer accounted for more than 10% of total net sales but in fiscal 1998, sales to Intel accounted for 17.6% of the Company's net sales.

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

Our products are complex and require materials, components and subassemblies of an exceptionally high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of the components and subassemblies for our products and we rely on sole source suppliers for some material components. Our reliance involves a number of significant risks, including:

      -     loss of control over the manufacturing process;

      - changes in our manufacturing processes, dictated by changes in the market, that have delayed our shipments;

      -     our inadvertent use of defective or contaminated materials;

      - the relatively small operations and limited manufacturing resources of some of our contractors and suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at quality levels and prices we can accept;

      - reliability and quality problems we experience with certain key subassemblies provided by single source suppliers; and

      - delays in the delivery of subassemblies, which, in turn, have caused delays in some of our shipments.

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

As we seek to expand our operations, we expect to encounter a number of risks, which will include:

      - risks associated with hiring additional management and other critical personnel;

      -     risks associated with adding equipment and capacity; and

      - risks associated with increasing the scope, geographic diversity and complexity of our operations.

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

Approximately 80% of our net sales for fiscal 1998, 83% of our net sales for fiscal 1999 and 91% of our net sales for fiscal 2000 were attributable to sales to customers for delivery outside of the United States. We expect our sales outside of the United States to continue to represent a substantial portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. In addition, we rely on non-U.S. suppliers for materials and components used in the equipment that we sell. We also maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. As a result, a major portion of our business is subject to the risks associated with international commerce such as, risks of war and civil disturbances or other events that may limit or disrupt markets; expropriation of our foreign assets; longer payment cycles in foreign markets; international exchange restrictions; the difficulties of staffing and managing dispersed international operations; tariff and currency fluctuations; changing political conditions; foreign governments' monetary policies; and less protective foreign intellectual property laws.

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

OUR SUCCESS DEPENDS IN PART ON OUR INTELLECTUAL PROPERTY, WHICH WE MAY BE UNABLE TO PROTECT

Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality agreements) in our agreements with employees, vendors, consultants and customers and on the common law of trade secrets and proprietary "know-how." We secondarily rely, in some cases, on patent and copyright protection, which may become more important to us as we expand our investment in advanced packaging technologies. We may not be successful in protecting our technology for a number of reasons, including:

      - Our competitors may independently develop technology that is similar to or better than ours;

      - Employees, vendors, consultants and customers may not abide by their contractual agreements, and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than we anticipate;

      - Foreign intellectual property laws may not adequately protect our intellectual property rights; and

      - Our patent and copyright claims may not be sufficiently broad to effectively protect our technology; patents or copyrights may be challenged, invalidated or circumvented; and we may otherwise be unable to obtain adequate protection for our technology.

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

OTHER RISKS

ANTI-TAKEOVER PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BYLAWS AND PENNSYLVANIA LAW MAY DISCOURAGE OTHER COMPANIES FROM ATTEMPTING TO ACQUIRE US

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a change in control. For example, our articles of incorporation and bylaws contain provisions that:

      - classify our Board of Directors into four classes, with one class being elected each year;

      - permit our Board to issue "blank check" preferred stock without shareholder approval; and

      - prohibit us from engaging in some types of business combinations with a holder of 20% or more of our voting securities without super-majority board or shareholder approval.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2000, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $101.5 million (see Note 5 of the Company's Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate and exchange rate risk and may fall in value if market rates change. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2000, the fair market value of the portfolio would decline by approximately $600,000. We also had investments in equity securities of $1.3 million at September 30, 2000 of which 100% of the portfolio is vulnerable to market risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated Financial Statements of Kulicke and Soffa Industries, Inc.
and Cerprobe Corporation listed in the index appearing under Item 14 (a)(1)(a),
(b) and (c) herein are filed as part of this Report.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1)(a) on page 86 present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 2000 and September 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 86 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
November 16, 2000, except as to Note 15, which is as of November 30, 2000 and December 8, 2000, and Note 16, which is as of December 22, 2000

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                  SEPTEMBER 30,
                                                                            ------------------------
                                                                              1999            2000
                                                                            ---------      ---------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents (including time
 deposits: 1999 - $912; 2000 - $503)                                        $  37,155      $ 211,489
Short-term investments                                                          2,190        105,130
Accounts and notes receivable (less allowance for doubtful
  accounts: 1999 - $1,727; 2000 - $4,355)                                     136,047        188,485
Inventories, net                                                               61,782         74,034
Prepaid expenses and other current assets                                       9,906          9,748
Refundable income taxes                                                         2,934             --
Deferred income taxes                                                          11,071             --
                                                                            ---------      ---------
  TOTAL CURRENT ASSETS                                                        261,085        588,886
Property, plant and equipment, net                                             67,485         83,867
Intangible assets, primarily goodwill (net of accumulated amortization:
  1999 - $10,276; 2000 - $13,781)                                              44,637         41,724
Investments in and loans to joint ventures                                      2,940             --
Other assets                                                                    1,998          8,375
                                                                            ---------      ---------
  TOTAL ASSETS                                                              $ 378,145      $ 722,852
                                                                            =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt                         $   1,178      $   1,026
Accounts payable                                                               61,962         62,513
Accrued expenses                                                               27,210         51,935
Income taxes payable                                                            3,604         10,724
                                                                            ---------      ---------
  TOTAL CURRENT LIABILITIES                                                    93,954        126,198
Long term debt                                                                     --        175,000
Other liabilities                                                               4,373          7,967
Deferred Taxes                                                                     --          4,148
Minority interest                                                               5,042          4,197
                                                                            ---------      ---------
  TOTAL LIABILITIES                                                           103,369        317,510
                                                                            ---------      ---------
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
  Authorized - 5,000 shares; issued - none                                         --             --
Common stock, without par value:
  Authorized - 200,000 shares; issued and
  outstanding: 1999 - 46,978; 2000 - 48,716                                   160,108        189,766
Retained earnings                                                             117,018        220,263
Accumulated other comprehensive loss                                           (2,350)        (4,687)
                                                                            ---------      ---------
  TOTAL SHAREHOLDERS' EQUITY                                                 274,776        405,342
                                                                            ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 378,145      $ 722,852
                                                                            =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------------------
                                                     1998           1999           2000
                                                  ---------      ---------      ---------
Net sales                                         $ 411,040      $ 398,917      $ 899,273
Cost of goods sold                                  274,207        285,382        573,177
                                                  ---------      ---------      ---------
Gross profit                                        136,833        113,535        326,096
Selling, general and administrative                  83,854         86,226        136,179
Research and development, net                        48,715         37,188         50,135
Resizing costs                                        7,472          5,918         (2,548)
Asset impairment                                        948             --          3,871
Purchased in-process research and development            --          3,935             --
                                                  ---------      ---------      ---------
Income (loss) from operations                        (4,156)       (19,732)       138,459
Interest income                                       5,776          3,762         12,418
Interest expense                                       (262)          (215)        (7,699)
Equity in loss of joint ventures                     (8,715)       (10,000)        (1,221)
                                                  ---------      ---------      ---------
Income (loss) before taxes                           (7,357)       (26,185)       141,957
Provision (benefit) for income tax                   (1,917)        (8,221)        40,149
                                                  ---------      ---------      ---------
Income (loss) before minority interest               (5,440)       (17,964)       101,808
Minority interest in net loss of subsidiary              --          1,018          1,437
                                                  ---------      ---------      ---------
Net income (loss)                                 $  (5,440)     $ (16,946)     $ 103,245
                                                  =========      =========      =========
Net income (loss) per share:
    Basic                                         $   (0.12)     $   (0.36)     $    2.15
    Diluted                                       $   (0.12)     $   (0.36)     $    1.90
Weighted average shares outstanding:
    Basic                                            46,602         46,846         47,932
    Diluted                                          46,602         46,846         56,496

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                                ---------------------------------------
                                                                   1998           1999           2000
                                                                ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                              $  (5,440)     $ (16,946)     $ 103,245
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                                   13,250         15,989         24,260
   Tax benefit from exercise of stock options                         115            180         12,444
   Provision for doubtful accounts                                     29            812          2,758
   Provision for impairment of assets                                 948             --          3,871
   Deferred taxes                                                  (1,087)        (8,463)        15,219
   Provision for inventory reserves                                 4,132          1,200          6,978
   Equity in loss of joint ventures                                 8,715         10,000          1,221
   Minority interest in net loss of subsidiary                         --         (1,018)        (1,437)
   Purchased in-process research and development                       --          3,935             --
   Loss on write off and disposal of property and equipment         1,484          1,566             --
   Non-cash employee benefits                                       2,240          1,662          2,437
   Changes in working capital accounts, net of effect
       of acquired businesses:
      Accounts receivable                                          38,937        (66,833)       (55,490)
       Inventories                                                 (6,103)       (14,700)       (19,267)
       Prepaid expenses and other assets                             (912)        (4,801)           153
      Refundable income taxes                                      (5,270)         2,336          2,934
       Accounts payable and accrued expenses                      (24,568)        36,182         25,289
       Taxes payable                                               (4,561)           (42)         7,120
       Other, net                                                    (185)         1,012          2,362
                                                                ---------      ---------      ---------
Net cash provided by (used in) operating activities                21,724        (37,929)       134,097
                                                                ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases (proceeds) from investments classified
  as available-for-sale, net                                      (22,283)        28,075       (103,046)
 Purchases of plant and equipment                                 (16,062)       (10,891)       (38,304)
 Purchase of X-LAM technology                                          --         (8,000)            --
 Proceeds from sale of property and equipment                         436             --             --
 Investments in and loans to joint ventures                       (14,500)       (10,912)        (2,152)
                                                                ---------      ---------      ---------
 Net cash used in investing activities                            (52,409)        (1,728)      (143,502)
                                                                ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from debt offering                                        --             --        168,985
Payments on borrowings, including capitalized leases                 (808)          (192)            --
 Proceeds from issuances of common stock                              385            280         14,777
                                                                ---------      ---------      ---------
 Net cash provided by (used in) financing activities                 (423)            88        183,762
                                                                ---------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                (19)           246            (23)
                                                                ---------      ---------      ---------
CHANGE IN CASH AND CASH EQUIVALENTS                               (31,127)       (39,323)       174,334
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF YEAR                                               107,605         76,478         37,155
                                                                ---------      ---------      ---------
  END OF YEAR                                                   $  76,478      $  37,155      $ 211,489
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

                       KULICKE AND SOFFA INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                   Accumulated
                                                            Common Stock                              Other
                                                      ------------------------      Retained      Comprehensive      Shareholders'
                                                        Shares         Amount       Earnings      Income (Loss)         Equity
                                                      ---------      ---------     ---------      -------------      ------------

Balances at September 30, 1997                           46,474      $ 155,246     $ 139,404      $      (2,723)     $    291,927
Employer contribution to the 401K plan                      178          2,240            --                 --             2,240
Exercise of stock options                                    82            385            --                 --               385
Tax benefit from exercise of stock options                   --            115            --                 --               115
Components of comprehensive income:
    Net loss                                                 --             --        (5,440)                --            (5,440)
    Translation adjustment                                   --             --            --             (1,433)           (1,433)
    Unrealized gain on investments, net                      --             --            --                116               116
                                                                                                                     ------------
Total comprehensive loss                                                                                                   (6,757)
                                                      ---------      ---------     ---------      -------------      ------------
Balances at September 30, 1998                           46,734        157,986       133,964             (4,040)          287,910

Employer contribution to the 401K plan                      168          1,662            --                 --             1,662
Exercise of stock options                                    76            280            --                 --               280
Tax benefit from exercise of stock options                   --            180            --                 --               180
Components of comprehensive income:
    Net loss                                                 --             --       (16,946)                --           (16,946)
    Translation adjustment                                   --             --            --              2,622             2,622
    Unrealized loss on investments, net                      --             --            --               (115)             (115)
    Realized gain on investments included in
    net loss, net                                            --             --            --                (49)              (49)
    Minimum pension liability (net taxes of $413)            --             --            --               (768)             (768)
                                                                                                                     ------------
Total comprehensive loss                                                                                                  (15,256)
                                                      ---------      ---------     ---------      -------------      ------------

Balances at September 30, 1999                           46,978        160,108       117,018             (2,350)          274,776

EMPLOYER CONTRIBUTION TO THE 401K PLAN                       94          2,437            --                 --             2,437
EXERCISE OF STOCK OPTIONS                                 1,644         14,777            --                 --            14,777
TAX BENEFIT FROM EXERCISE OF STOCK OPTIONS                   --         12,444            --                 --            12,444
COMPONENTS OF COMPREHENSIVE INCOME:
    NET INCOME                                               --             --       103,245                 --           103,245
    TRANSLATION ADJUSTMENT                                   --             --            --               (884)             (884)
    UNREALIZED LOSS ON INVESTMENTS, NET                      --             --            --                (20)              (20)
    MINIMUM PENSION LIABILITY (NET OF TAXES
    OF $772)                                                 --             --            --             (1,433)           (1,433)
                                                                                                                     ------------
TOTAL COMPREHENSIVE INCOME                                                                                                100,908
                                                      ---------      ---------     ---------      -------------      ------------

BALANCES AT SEPTEMBER 30, 2000                           48,716      $ 189,766     $ 220,263      $      (4,687)     $    405,342
                                                      =========      =========     =========      =============      ============

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

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, warranties, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities for unrepatriated earnings. Actual results could differ from those estimated.

Vulnerability to Certain Concentrations - Financial instruments which may subject the Company to concentration of credit risk at September 30, 2000 and 1999 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts and packaging materials to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Accounts receivable at September 30, 2000 and 1999 included notes receivable of $4.0 million and $10,000 respectively. Writeoffs of uncollectible accounts have historically been insignificant.

Sales to a relatively small number of customers account for a significant percentage of the Company's net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15.3% of the Company's net sales and sales to Amkor Technologies accounted for 10.1% of the Company's net sales. In fiscal 1999, no customer accounted for more than 10% of net sales. However, in fiscal 1998, sales to Intel accounted for 17.6% of the Company's net sales. The Company expects sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2000, Advanced Semiconductor Engineering accounted for 14.4% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2000. The reduction or loss of orders from a significant customer could adversely affect the Company's business, financial condition, operating results and cash flows.

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

Investments - Investments, other than cash equivalents, are classified as "trading," "available-for-sale" or "held-to-maturity", in accordance with SFAS 115, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management's intentions with respect to holding the securities. Investments classified as "trading" are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as available-for-sale are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders' equity (accumulated other comprehensive income (loss)). Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Inventories - Inventories are stated at the lower of cost (determined on the basis of first-in, first-out) or market. Due to the volatility of demand for capital equipment and the rapid technological change in the semiconductor industry, the Company is vulnerable to risks of excess and obsolete inventory. The Company generally provides reserves for equipment inventory considered to be in excess of 6 months of forecasted future demand and provides reserves for spare part and consumables inventory considered to be in excess of 18 months of forecasted future demand.

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

Depreciation expense was $20.1 million, $13.1 million, and $10.9 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation accounts are adjusted accordingly, and any resulting gain or loss is recorded in current operations.

Intangible Assets - Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight-line basis over the estimated period to be benefited by the acquisitions ranging from five to twenty years. The weighted average life of the goodwill recorded by the Company on September 30, 2000 was 15.5 years. The Company accounts for impairment of goodwill in accordance with SFAS No. 121, as discussed above. In connection with the Company's resizing efforts in fiscal 1998, the Company discontinued certain die bonder products which the Company had acquired in 1994, and recorded an impairment to goodwill of $948,000.

Foreign Currency Translation - The U.S. dollar is the functional currency for all subsidiaries except the Company's subsidiaries in Japan, Korea, the Philippines, Thailand, Switzerland and Taiwan. Gains and losses resulting from the translation of functional currency financial statement amounts into U.S. dollars are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders' equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction gains (losses) were $1.0 million, $13,000 and ($147,000), for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Revenue Recognition - Sales are recorded upon shipment of products or performance of services. Provisions for estimated product returns, warranty and installation costs are accrued in the period of sale recognition. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is required to begin reporting changes to our revenue recognition policy in the fourth quarter of fiscal year 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, that do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ended September 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." The Company's reported results of operations for the 12 months ending September 30, 2001 may include a cumulative adjustment for all prior annual and interim periods including an adjustment for revenue in the first quarter of fiscal 2001 as if SAB 101 had been adopted on October 1, 2000. We are currently assessing the full impact of SAB 101 on our reported financial results.

Research and Development Arrangements - The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During fiscal 2000, 1999 and 1998, reductions to research and development expense related to such funding totaled $1.1 million, $1.3 million and $1.7 million, respectively.

Income Taxes - Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." No provision is made for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries which are indefinitely reinvested in foreign operations.

Environmental Expenditures - Future environmental remediation expenditures are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted.

Earnings Per Share - Earnings per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period. On June 26, 2000, the Company's Board of Directors approved a two-for-one stock split of its common stock. Pursuant to the stock split, each shareholder of record at the close of business on July 17, 2000 received one additional share for each common share held at the close of business on that date. The additional shares were distributed on July 31, 2000. All prior period earnings per share amounts have been restated to reflect the two-for-one stock split. See Note 12.

Accounting for Stock-based Compensation - The Company accounts for stock option grants using the "intrinsic value method" prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and discloses the pro forma effect on net income and earnings per share as if the fair value method had been applied to stock option grants, in accordance with SFAS 123, "Accounting For Stock-Based Compensation". See Note 8.

Reporting Comprehensive Income - In fiscal 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. The impact of foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities available-for-sale are considered to be components of the Company's comprehensive income under the requirements of SFAS 130.

Segment Disclosure - In fiscal 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see "Segment Information" Note 11).

Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company will adopt this statement in the first quarter of 2001. The cumulative effect of adoption was not material. The impact of SFAS No. 133 on the company's future results will be dependent upon the fair values of the company's derivatives and related financial instruments and could result in increased volatility.

Coupons, Rebates and Discounts - In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Coupons, Rebates and Discounts" that addressed accounting for sales incentives. The Task Force concluded that in accounting for cash sales incentives a manufacturer should recognize the incentive as a reduction of revenue on the later date of the manufacturer's sale or the date the offer is made to the public. The reduction of revenues should be measured based on the estimated amount of incentives to be claimed by the ultimate customers. The Company must adopt this pronouncement in our fourth quarter of fiscal 2001. Management does not believe the adoption of this pronouncement will have a material impact on the Company's financial statements.

Shipping and Handling - In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on issue EITF No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. The Company currently classifies shipping and handling revenue as a reduction of cost of products sold. Further, the Task Force stated that shipping and handling cost related to this revenue should either be recorded in costs of goods sold or the Company should disclose where these costs are recorded and the amount of these costs. The Company must adopt this pronouncement in the fourth quarter of fiscal 2001. Management does not believe adoption of this pronouncement will have a material impact on our financial statements.

Stock Compensation - In March 2000, FASB Interpretation, or FIN, No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a significant effect on the Company's financial position or results of operations

Reclassifications - Certain amounts in the Company's prior year financial statements have been reclassified to conform to their presentation in the current fiscal year.

NOTE 2:     RESIZING COSTS

During fiscal 1999, the Company announced plans to relocate its automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore. As a result, in fiscal 1999 the Company recorded a charge for severance of $4.0 million for the elimination of approximately 230 positions and asset writeoffs of $1.6 million. In fiscal 1999, the Company also recorded a charge of $397,000 for severance for an additional 30 employees related to the reduction in workforce that began in fiscal 1998. Write-downs of property, plant and equipment were made where carrying values exceeded the Company's estimate of proceeds from abandonment or disposal. These estimates were based principally on past experience of comparable asset disposals.

In the fourth quarter of fiscal 2000, the Company reversed into income $2.5 million of the $5.6 million reserve which it established in fiscal 1999 for the relocation of its automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore. The reserve was established to reflect provisions for severance and asset write-off costs resulting from the move. However, due to the significant increase in demand for microelectronics products the Company retained engineering and marketing positions which were planned for downsizing. In addition, the majority of the direct and indirect manufacturing positions were eliminated through attrition in the workforce. The decision to retain the engineering and marketing positions in the U.S. and attrition in the workforce reduced the amount of severance required to be paid compared to the original estimate and resulted in the reversal of $2.5 million of the reserve. These relocation activities are now complete.

During fiscal 1998, the Company announced plans to resize its workforce and discontinue products due to a slowdown in orders for its semiconductor assembly capital equipment and to a lesser extent for its semiconductor packaging materials. As a result of the resizing activities, the Company reduced it worldwide workforce by approximately 21% or 500 employees. The Company recorded a resizing charge of $7.4 million in 1998 for severance ($4.9 million), product discontinuation costs ($1.9 million, primarily writeoff of fixed assets and excess inventory) and other costs ($628,000) and recorded an impairment of goodwill of $948,000, associated with the 1994 acquisition of certain assets from Assembly Technologies.

Concurrent with the resizing charge and impairment of goodwill in fiscal 1998, the Company recorded in 1998 charges in its cost of goods sold of $2.4 million for excess and obsolete inventory and $1.4 million for excess purchase commitments resulting from the slowdown in orders for its semiconductor assembly equipment.

NOTE 3:     INVESTMENTS IN JOINT VENTURES

Flip Chip Technologies, LLC

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") providing for the formation and management of Flip Chip Technologies, LLC ("FCT"). FCT was formed to license related technologies and to provide wafer bumping services on a contract basis. The Company owned a 51.0% equity interest in FCT but participated equally with Delco in the management of FCT through an Executive Committee. Accordingly, the Company accounted for its investment in FCT using the equity method, and recognized its proportionate share of the operating results of the joint venture on the basis of its ownership interest through September 30, 1998. For the first eight months of fiscal 1999, the Company recognized 100% of the FCT pre-tax loss due to the existence of these loans and did not recognize interest income on loans to FCT due to uncertainties about FCT's ability to obtain additional financing from Delco and its ability to generate short-term positive cash flow.

Effective May 31, 1999 the Company increased its ownership interest in FCT, from 51.0% to 73.6% by converting all of its outstanding loans and accrued interest to FCT, which totaled $32.8 million, into equity units and gained operating control of FCT. The Company accounted for the increase in ownership by the purchase method of accounting and began consolidating the results of FCT into the Company's financial statements on June 1, 1999. In fiscal 2000, the Company invested an additional $5.0 million in FCT and increased its percentage of ownership to 76.9%.

The Company has recorded goodwill, since May 31, 1999, of $5.8 million associated with the increase in ownership of FCT and is amortizing the goodwill over 10 years.

The Company recorded a pretax loss from FCT operations for the two fiscal years ended September 30, 1999 as follows:



                                                     (IN THOUSANDS)
                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                              1998                   1999(1)
                                             -------                -------
Equity in loss of joint venture              $ 8,715                $ 9,163

Consolidated with operations
   of the Company                                 --                  3,003
                                             -------                -------

Pretax loss from FCT operations              $ 8,715                $12,166
                                             =======                =======


(1) After minority interest

Unaudited pro forma operating results of the Company for fiscal 1998 and 1999, assuming the increase in ownership of FCT took place at the beginning of fiscal 1998, are as follows:

                                        (IN THOUSANDS)
                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                    1998                 1999
                                 ---------            ---------
                                           (UNAUDITED)
Net sales                        $ 415,382            $ 418,157

Net loss                            (8,719)             (16,268)

Net loss per share - diluted         (0.19)               (0.35)

The pro forma operating results reflected above are not necessarily indicative of the future operating results of the Company.

Advanced Polymer Solutions

In September 1998, the Company entered into a joint venture agreement with Polyset Company, Inc. ("Polyset") providing for the formation and management of Advanced Polymer Solutions, LLC ("APS") to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. In the fourth quarter of fiscal 2000, the Company and its joint venture partner decided not to devote additional capital to this venture and to dissolve the joint venture. The Company recorded an asset impairment of $3.9 million representing the write-off of the Company's remaining investment in APS. The Company invested $6.0 million in APS and reported pre-tax losses of $837,000 in fiscal 1999 and $1.2 million in fiscal 2000. The Company has no further obligations or commitments to the joint venture.

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

In January 1999, the Company purchased enabling technology and fixed assets used in the design, development, manufacture, marketing and sale of laminate substrates (the "X-LAM technology") for $8.0 million. The Company has allocated the majority of the purchase price to intangible assets, including in-process research and development. The portion of the purchase price allocated to in-process research and development was charged to expense in fiscal 1999. The other purchased intangibles include core technology and assembled workforce. These intangibles are being amortized over their estimated useful lives of 1 to 5 years.

The Company allocated the purchase price as follows:

                                                  (in thousands)
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

NOTE 5:     INVESTMENTS

At September 30, 2000 and 1999, no short-term investments were classified as trading or held-to-maturity. Investments, excluding cash equivalents, consisted of the following at September 30, 1999 and 2000:

                                 (in thousands)

                                September 30, 1999                           SEPTEMBER 30, 2000
                              ---------------------                   -----------------------------------
                                          Unrealized                              UNREALIZED
                                Fair       Gains/          Cost         FAIR        GAINS/         COST
Available-for-sale:            Value       (Losses)        Basis        VALUE      (LOSSES)        BASIS
------------------            --------     --------      --------     --------     --------      --------
Equity securities             $     --     $     --      $     --     $  1,266     $     53      $  1,213
Corporate debt securities           --           --            --       101,49         (105)      101,599
Adjustable rate notes            2,190          (74)        2,264        2,370           --         2,370
                              --------     --------      --------     --------     --------      --------
Short-term investments
  classified as available
  for sale                    $  2,190     $    (74)     $  2,264     $105,130     $    (52)     $105,182
                              ========     ========      ========     ========     ========      ========

After-tax unrealized losses of $68,000 (net of taxes of $37,000) and $48,000 (net of taxes of $26,000) were recorded as direct adjustments to shareholders' equity at September 30, 2000 and September 30, 1999, respectively. In fiscal 2000 the Company purchased $196.5 million of securities it classified as available-for-sale and sold $93.4 million of available-for-sale securities.

NOTE 6:  BALANCE SHEET COMPONENTS



                                    (IN THOUSANDS)
                                    SEPTEMBER 30,
                               ----------------------
INVENTORIES                      1999          2000
                               --------      --------
Raw materials and supplies     $ 35,981      $ 50,394
Work in process                  24,033        22,687
Finished goods                   16,696        17,194
                               --------      --------
                                 76,710        90,275
Inventory reserves              (14,928)      (16,241)
                               --------      --------
                               $ 61,782      $ 74,034
                               ========      ========


                                             (IN THOUSANDS)
                                              SEPTEMBER 30,
                                        ------------------------
PROPERTY, PLANT AND EQUIPMENT:            1999           2000
                                        ---------      ---------
Land                                    $   1,453      $   1,602
Buildings and building improvements        21,608         23,481
Machinery and equipment                   105,148        129,684
Leasehold improvements                     15,960         20,496
                                        ---------      ---------
                                          144,169        175,263
Accumulated depreciation                  (76,684)       (91,396)
                                        ---------      ---------
                                        $  67,485      $  83,867
                                        =========      =========

Accrued expenses at September 30, 2000 included $16.4 million for accrued wages, incentives and vacations and $13.0 million for customer advances for the future delivery of parts and services. Accrued expenses at September 30, 1999 included $12.1 million for accrued wages, incentives and vacations. No other accrued expenses were significant.

NOTE 7:  DEBT OBLIGATIONS

At September 30, 2000, the Company had a short-term debt obligation of $1.0 million reflecting debt due to Delco, the 23.1% owner of FCT.

At September 30 2000, the Company had a $60.0 million revolving credit facility which expires on March 26, 2003. At September 30, 2000, the Company had no cash borrowings outstanding under the credit facility, but had utilized $1.1 million of availability under the credit facility to support letters of credit issued as security deposits for its new manufacturing facility in Singapore and its new X-LAM facility. The revolving credit facility provided for borrowings denominated in either U.S. dollars or foreign currencies. Borrowings in U.S. dollars bear interest either at a Base Rate (defined as the greater of the prime rate minus 1/4% or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 0.4% to 0.8%, depending on the Company's leverage ratio). Foreign currency borrowings bear interest at a LIBOR Rate, as defined above, applicable to the foreign currency.

The revolving credit facility was guaranteed by certain of the Company's domestic subsidiaries and required the Company to maintain certain financial covenants including a leverage ratio and an interest coverage ratio or liquidity ratio. The revolving credit facility also limited the Company's ability to mortgage, pledge or dispose of a material portion of its assets and imposes restrictions on the Company's investments and acquisitions. There were no borrowings under this bank credit facility during fiscal 2000.

In December 1999, the Company issued $175.0 million of convertible subordinated notes. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at 4 3/4%, are convertible into the Company's common stock at $22.8997 per share and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company's securities. Interest on the notes will be paid on June 15 and December 15 of each year. The Company may redeem the notes in whole or in part at any time after December 18, 2002 at prices ranging from 102.714% at December 19, 2002 to 100.0% at December 15, 2006.

Interest paid on the Company's debt obligations totaled $4.3 million, $215,000 and $262,000 in fiscal 2000, 1999 and 1998, respectively.

NOTE 8:  SHAREHOLDERS'  EQUITY

Common Stock

In fiscal 2000, the Company's common stock increased by $14.8 million reflecting the proceeds from the exercise of employee and director stock options and increased by $12.4 million due to a tax benefit associated with the exercise of the stock options. The Company's common stock increased due to the issuance of common stock as matching contributions to the Company's 401(k) saving plan by $2.4 million, $1.7 million and $2.2 million in fiscal 2000, 1999 and 1998, respectively.

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

The following summarizes all employee stock option activity for the three years ended September 30, 2000:

                                             (OPTION AMOUNTS IN THOUSANDS)
                                                     SEPTEMBER 30,
                           -------------------------------------------------------------------
                                  1998                   1999                    2000
                           -------------------    --------------------    --------------------
                                      WEIGHTED                WEIGHTED                WEIGHTED
                                      AVERAGE                 AVERAGE                 AVERAGE
                                      EXERCISE                EXERCISE                EXERCISE
                           OPTIONS     PRICE      OPTIONS     PRICE       OPTIONS      PRICE
                           -------    --------    -------     --------    -------     --------
                                                (SHARE AMOUNTS IN THOUSANDS)
Options outstanding at
 beginning of period        2,144      $ 7.53      4,360      $ 8.99       5,732      $10.17
Granted or reissued         2,600       10.32      1,670       12.90         106       27.78
Exercise                      (82)       4.81        (76)       3.77      (1,480)       9.16
Terminated or canceled       (302)      11.18       (222)       9.81        (249)      12.57
                            -----                 ------                  ------      ------
Options outstanding at
 end of period              4,360        8.99      5,732       10.17       4,109       10.82
                            =====                 ======                  ======
Options exercisable at
 end of period                634        6.90      1,404        8.29       1,250        9.13
                            =====                 ======                  ======

The following table summarizes information concerning currently outstanding and exercisable employee options at September 30, 2000:

                          (OPTION AMOUNTS IN THOUSANDS)

                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
-------------------------------------------------------------       ----------------------------
                   (SHARE AMOUNTS IN THOUSANDS)                     (SHARE AMOUNTS IN THOUSANDS)
                                     WEIGHTED
                                      AVERAGE        WEIGHTED                          WEIGHTED
   RANGE OF                         REMAINING        AVERAGE                           AVERAGE
   EXERCISE            NUMBER      CONTRACTUAL      EXERCISE          NUMBER          EXERCISE
    PRICES          OUTSTANDING        LIFE           PRICE         EXERCISABLE         PRICE
---------------     -----------    -----------     ----------       -----------       ---------
$ 1.31 - $ 1.97           53           1.3          $ 1.52                 53         $  1.52
$ 1.98 - $ 4.42          130           4.0            4.03                130            4.03
$ 4.43 - $ 6.63          469           5.5            5.99                188            5.97
$ 6.64 - $ 9.95        1,258           7.5            6.72                392            6.72
$ 9.96 - $14.92        1,552           8.8           12.89                318           12.89
$14.93 - $22.38          559           6.2           17.89                169           17.42
$22.39 - $32.06           88           8.9          $29.23                  0          $ 0.00
                    ------------                                    -----------
                       4,109           7.4          $10.82              1,250          $ 9.13
                    ============                                    ===========

The Company also maintains two stock option plans for non-officer directors (the "Director Plans") pursuant to which options to purchase 5,000 shares of the Company's Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options can no longer be granted under one of these plans. Options to purchase 298,000 shares at an average exercise price of $16.46 were outstanding under the Director Plans at September 30, 2000, of which options to purchase 97,000 shares were currently exercisable. In fiscal 2000, there were 164,000 options exercised under the Director Plans at an average exercise price of $8.98.

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

The following assumptions were employed to estimate the fair value of stock options granted to employees:

                                          FISCAL YEAR ENDED
                                             SEPTEMBER 30,
                                    ------------------------------
                                     1998        1999        2000
                                    ------      ------      ------
Expected dividend yield             $ 0.00      $ 0.00      $ 0.00

Expected stock price volatility      73.00%      74.00%      73.00%

Risk-free interest rate               5.40%       5.84%       5.87%

Expected life (years)                    7           8           8

For pro forma purposes, the estimated fair value of the Company's stock options to employees is amortized over the options' vesting period. The Company's pro forma information follows:

                                                                   (NET INCOME (LOSS) IN THOUSANDS)
                                                                          FISCAL YEAR ENDED
                                                                            SEPTEMBER 30,
                                                                  1998           1999            2000
                                                              -----------    -----------     -----------
Weighted average fair value of options granted                 $ 15.18       $  19.92        $  21.27

Net income (loss) - as reported                                $(5,440)      $(16,946)       $103,245

Net income (loss) - unaudited pro forma                        $(8,040)      $(20,499)       $ 94,634

Net income (loss) per share- as reported, diluted              $ (0.12)      $   (.36)       $   1.90

Net income (loss) per share- unaudited pro forma, diluted      $ (0.18)      $   (.44)       $   1.75

At September 30, 2000, 7.9 million shares were reserved for issuance and 3.7 million shares were available for grant in connection with the Employee Plans and 968,000 shares were reserved for issuance and 670,000 shares were available for grant in connection with a Director Plan.

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

Detailed information regarding the Company's defined benefit pension is as follows:

                                                                                        (IN THOUSANDS)
                                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                                          --------------------------------------
                                                                            1998           1999           2000
                                                                          --------       --------       --------
Change in benefit obligation:
Benefit obligations at beginning of year:                                 $ 11,198       $ 11,802       $ 11,956
     Interest cost                                                             840            885          1,008
Benefits paid                                                                 (405)          (407)          (497)
     Actuarial (gain) loss                                                     169           (324)         1,296
                                                                          --------       --------       --------
Benefit obligation at end of year                                         $ 11,802       $ 11,956       $ 13,763
                                                                          ========       ========       ========

Change in plan assets:
Fair  value of plan assets at beginning of year:                          $ 10,372       $ 10,542       $ 11,201
     Actual return on plan assets                                              490          1,066            (92)
     Employer contributions                                                     85             --          1,782
     Benefits paid                                                            (405)          (407)          (497)
                                                                          --------       --------       --------
Fair value of assets at end of year                                       $ 10,542       $ 11,201       $ 12,394
                                                                          ========       ========       ========

Reconciliation of funded status:
     Funded status                                                        $ (1,260)      $   (755)      $ (1,369)
     Unrecognized actuarial loss                                             1,749          1,181          3,387
                                                                          --------       --------       --------
        Net amount recognized at year-end                                 $    489       $    426       $  2,018
                                                                          ========       ========       ========

Amount recognized in the statement of financial position consists of:
     Accrued benefit liability                                            $ (1,260)      $   (755)      $ (1,369)
     Accumulated other comprehensive income/unrecognized net loss            1,749          1,181          3,387
                                                                          --------       --------       --------
         Net amount recognized at year-end                                $    489       $    426       $  2,018
                                                                          ========       ========       ========

Components of net periodic benefit cost:
     Interest Cost                                                        $    840       $    885       $  1,008
     Expected return on plan assets                                           (833)          (858)          (922)
     Recognized actuarial loss                                                   8             36            104
                                                                          --------       --------       --------
         Net periodic benefit cost                                        $     15       $     63       $    190
                                                                          ========       ========       ========

Weighted-average assumptions as of September 30:
     Discount rate                                                            7.50%          7.75%          7.75%
     Expected long-term rate of return on plan assets                         8.00%          8.00%          8.00%
     Rate of compensation increase                                               *              *              *

* Not applicable due to the December 31, 1995 benefit freeze.

The Company's foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. The Company believes these plans are substantially fully funded as to vested benefits. On a consolidated basis, pension expense was $1.3 million, $998,000 and $914,000, in fiscal 2000, 1999 and 1998, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 30% to 175% of the employees' contributions. The Company's contributions under this plan totaled $2.4 million, $1.7 million, and $2.2 million in fiscal 2000, 1999, and 1998, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 10:    INCOME TAXES

Income (loss), including minority interest in net income (loss), before income taxes consisted of the following:


                                          (IN THOUSANDS)
                                 FISCAL YEAR ENDED SEPTEMBER 30,
                            ---------------------------------------
                              1998           1999           2000
                            ---------      ---------      ---------
United States operation     $ (17,953)     $ (43,663)     $  76,851
Foreign operations             10,596         18,496         66,543
                            ---------      ---------      ---------
                            $  (7,357)     $ (25,167)     $ 143,394
                            =========      =========      =========

The provision (benefit) for income taxes included the following:

                    FISCAL YEAR ENDED SEPTEMBER 30,
                 ------------------------------------
                   1998          1999          2000
                 --------      --------      --------
 Current:
     Federal     $ (7,210)     $ (2,218)     $ 19,988
     State             50            50           500
     Foreign        4,155         2,410         4,442
Deferred:
     Federal          840        (8,613)       15,219
     Foreign          248           150            --
                 --------      --------      --------
                 $ (1,917)     $ (8,221)     $ 40,149
                 ========      ========      ========

The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

                                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------------------
                                                                    1998          1999          2000
                                                                  --------      --------      --------
Computed income tax expense (benefit) based on
     U.S. statutory rate                                          $ (2,575)     $ (8,808)     $ 50,188
Effect of earnings of foreign subsidiaries
    subject to different tax rates                                    (289)          603          (206)
Benefits from Israeli and Singapore Approved Enterprise Zones       (1,532)       (4,509)      (12,817)
Benefits of net operating loss and tax credit
   carryforwards and change in valuation allowance                    (951)        4,200         1,566
Non-deductible goodwill amortization                                   677           677           871
Provision for repatriation of certain foreign
   earnings, including foreign withholding taxes                     3,298           150            --
Effect of revisions of prior year's estimated taxes                   (779)         (533)           --
Other, net                                                             234            (1)          547
                                                                  --------      --------      --------
                                                                  $ (1,917)     $ (8,221)     $ 40,149
                                                                  ========      ========      ========


Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $95.0 million at September 30, 2000. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings approximating $73.2 million are not considered to be indefinitely reinvested in foreign operations. Accordingly, as of September 30, 2000, deferred tax liabilities of $16.4 million including withholding taxes but net of estimated foreign tax credits, have been provided.



Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities as measured by the current tax rates. The net deferred tax balance is composed of the tax effects of cumulative temporary differences, as follows:

                                             (IN THOUSANDS)
                                               SEPTEMBER 30,
                                         ----------------------
                                           1999          2000
                                         --------      --------
Repatriation of foreign earnings,
 including foreign withholding taxes     $ 16,414      $ 16,414
Depreciable assets                          2,592         2,748
Prepaid expenses and other                  1,541         2,098
                                         --------      --------
Total deferred tax liability               20,547      $ 21,260
                                         --------      --------

Inventory reserves                          2,291         2,813
Warranty accrual                              655         1,126
Other accruals and reserves                 2,298         4,711
Intangible assets                           1,446         1,515
Domestic NOL carryforwards                 19,430         1,855
Foreign NOL carryforwards                   6,359         6,869
Domestic tax credit carryforwards           5,409         6,241
Deferred intercompany profit                1,945           706
                                         --------      --------
                                           39,833        25,836
Valuation allowance                        (8,215)       (8,724)
                                         --------      --------

Total deferred tax asset                   31,618        17,112
                                         --------      --------

Net deferred tax asset (liability)       $ 11,071      $ (4,148)
                                         ========      ========

Realization of deferred tax assets associated with the net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the respective tax jurisdictions. The Company believes there is a risk that certain of these tax credit carryforwards may expire unused and, accordingly, has established certain valuation allowances. The valuation allowance at September 30, 2000 relates to acquired domestic net operating loss carryforwards expiring through the year 2010 whose realization is limited to the U.S. earnings of the acquired company, and foreign net operating loss carryforwards which are scheduled to expire through the 2005 fiscal year. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if the Company's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable. In the event the tax benefits relating to acquired net operating loss carryforwards are realized, such benefits would reduce the recorded amount of goodwill.

The IRS is currently auditing the Company's federal income tax returns for fiscal 1995, 1996, 1997 and 1998. Management believes sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audits will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

The Company paid income taxes of $6.3 million, $3.8 million, and $8.8 million, in fiscal 2000, 1999 and 1998, respectively.

NOTE 11:   SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

The Company operates primarily in three industry segments: equipment, packaging materials and advanced packaging technologies. The equipment business unit designs, manufactures and markets capital equipment and related spare parts for use in the semiconductor assembly process. Equipment also services, maintains, repairs and upgrades assembly equipment. The packaging materials business designs, manufactures and markets consumable packaging materials for use on the equipment the company markets as well as on competitors' equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment. The Company's investment in APS, recorded under the equity method of accounting, was considered part of the packaging materials segment. The advanced packaging technology business unit was established in fiscal 1999 to reflect the Company's strategic initiative to develop new technologies for advanced semiconductor packaging. This segment is comprised of FCT and the Company's X-LAM business unit. The products and services of all segments are, or will be, for sale to semiconductor device manufacturers.



The table below presents information about reported segments:


                                 (IN THOUSANDS)

                                                                             ADVANCED
                                                              PACKAGING      PACKAGING      CORPORATE,
                                               EQUIPMENT      MATERIALS      TECHNOLOGY     OTHER AND
FISCAL YEAR ENDED SEPTEMBER 30, 2000            SEGMENT        SEGMENT        SEGMENT     ELIMINATIONS    CONSOLIDATED
------------------------------------           ---------      ---------      ---------    ------------    ------------
NET SALES                                      $ 692,062      $ 185,570      $  21,641      $      --      $ 899,273
COST OF GOODS SOLD                               419,732        130,548         22,897             --        573,177
                                               ---------      ---------      ---------      ---------      ---------
GROSS PROFIT                                     272,330         55,022         (1,256)            --        326,096
OPERATING EXPENSES                               122,792         29,005         19,096         15,421        186,314
RESIZING COSTS                                    (2,548)            --             --             --         (2,548)
ASSET IMPAIRMENT                                      --          3,871             --             --          3,871
                                               ---------      ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS                         $ 152,086      $  22,146      $ (20,352)     $ (15,421)     $ 138,459
                                               =========      =========      =========      =========      =========
EQUITY IN LOSS OF JOINT VENTURES               $      --      $  (1,221)     $      --      $      --      $  (1,221)
                                               =========      =========      =========      =========      =========
SEGMENT ASSETS                                 $ 258,529      $  97,366      $  44,957      $ 322,000      $ 722,852
CAPITAL EXPENDITURES                              13,830          8,021         16,453             --         38,304
DEPRECIATION EXPENSE                               9,923          3,897          6,301             --         20,121

                                                                                ADVANCED
                                                                 PACKAGING      PACKAGING      CORPORATE,
                                                  EQUIPMENT      MATERIALS      TECHNOLOGY     OTHER AND
FISCAL YEAR ENDED SEPTEMBER 30, 1999               SEGMENT        SEGMENT        SEGMENT     ELIMINATIONS    CONSOLIDATED
------------------------------------              ---------      ---------      ---------    ------------    ------------
Net sales                                         $ 269,854        124,450      $   4,613      $      --      $ 398,917
Cost of goods sold                                  188,958         90,326          6,098             --        285,382
                                                  ---------      ---------      ---------      ---------      ---------
Gross profit                                         80,896         34,124         (1,485)            --        113,535
Operating expenses                                   86,239         23,500          5,314          8,361        123,414
Resizing costs                                        5,918             --             --             --          5,918
Purchased in-process research and development            --             --             --          3,935          3,935
                                                  ---------      ---------      ---------      ---------      ---------
Income (loss) from operations                     $ (11,261)     $  10,624      $  (6,799)     $ (12,296)     $ (19,732)
                                                  =========      =========      =========      =========      =========

Equity in loss of joint ventures                  $      --      $    (837)     $  (9,163)     $      --      $ (10,000)
                                                  =========      =========      =========      =========      =========

Segment assets                                    $ 200,837      $  86,398      $  37,560      $  53,350      $ 378,145
Capital expenditures                                  6,522          2,136          2,233             --         10,891
Depreciation expense                                  7,339          3,951          1,814             --         13,104

                                                             PACKAGING      CORPORATE,
                                               EQUIPMENT     MATERIALS      OTHER AND
FISCAL YEAR ENDED SEPTEMBER 30, 1998            SEGMENT       SEGMENT     ELIMINATIONS    CONSOLIDATED
------------------------------------           ---------     ---------    ------------    ------------
Net sales                                      $ 302,107     $ 108,933     $      --      $ 411,040
Cost of goods sold                               191,948        82,259            --        274,207
                                               ---------     ---------     ---------      ---------
Gross profit                                     110,159        26,674            --        136,833
Operating expenses                               101,099        22,829         8,641        132,569
Resizing costs                                     5,984         1,724           712          8,420
                                               ---------     ---------     ---------      ---------
Income (loss) from operations                  $   3,076     $   2,121     $  (9,353)     $  (4,156)
                                               =========     =========     =========      =========
Equity in loss of joint ventures               $      --     $      --     $  (8,715)     $  (8,715)
                                               =========     =========     =========      =========

Segment assets                                 $ 129,568     $  78,318     $ 134,698      $ 342,584
Capital expenditures                              12,809         3,253            --         16,062
Depreciation expense                               7,285         3,611            --         10,896

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

The Company's market for its products is worldwide. The table below presents destination sales to unaffiliated customers and long-lived assets by country:

                                 (IN THOUSANDS)

                                          DESTINATION        LONG-LIVED
FISCAL YEAR ENDED SEPTEMBER 30, 2000         SALES            ASSETS
------------------------------------       ----------        ----------
TAIWAN                                     $282,395          $  1,316
PHILIPPINES                                 102,517               683
SINGAPORE                                    90,438            81,939
UNITED STATES                                83,480           242,322
MALAYSIA                                     78,002               147
KOREA                                        74,696               264
JAPAN                                        58,962            27,834
HONG KONG                                    40,079               691
ISRAEL                                        4,066            31,411
ALL OTHER                                    84,638            14,245
                                           --------          --------
                                           $899,273          $400,852
                                           ========          ========


                                                     DESTINATION    LONG-LIVED
FISCAL YEAR ENDED SEPTEMBER 30, 1999                    SALES         ASSETS
------------------------------------                 -----------    -----------
Taiwan                                                 $ 93,317     $    606
United States                                            69,353      230,337
Singapore                                                44,642       48,653
Philippines                                              42,607          656
Malaysia                                                 40,172          127
Japan                                                    19,262       13,738
Hong Kong                                                19,096        4,875
Israel                                                    1,007       20,300
All other                                                69,461        5,503
                                                       --------     --------
                                                       $398,917     $324,795
                                                       ========     ========

                                           DESTINATION   LONG-LIVED
FISCAL YEAR ENDED SEPTEMBER 30, 1998          SALES         ASSETS
------------------------------------       -----------   ----------
             Taiwan                          $ 82,957     $    660
             United States                     82,053      123,308
             Philippines                       70,675          796
             Malaysia                          63,817          149
             Singapore                         18,932       39,095
             Korea                             15,205          309
             Hong Kong                         14,815        6,863
             Israel                             1,397       24,834
             All other                         61,189       11,872
                                             --------     --------
                                             $411,040     $207,886
                                             ========     ========

Sales to a relatively small number of customers account for a significant percentage of the Company's net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15.3% of the Company's net sales and sales to Amkor Technologies accounted for 10.1% of the Company's net sales. In fiscal 1999 no customer accounted for more than 10% of total net sales. However, in fiscal 1998, sales to Intel accounted for 17.6% of the Company's net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

NOTE 12:    OTHER FINANCIAL DATA

Maintenance and repairs expense totaled $3.1 million, $2.6 million, and $3.6 million for fiscal 2000, 1999, and 1998, respectively. Warranty and retrofit expense was $8.8 million, $4.6 million, and $4.8 million for fiscal 2000, 1999 and 1998, respectively.

Rent expense for fiscal 2000, 1999 and 1998 was $3.6 million, $3.2 million, and $3.0 million, respectively.

A reconciliation of weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:

                                                      (shares in thousands)
                                                 Fiscal Year Ended September 30,
                                                 ------------------------------
                                                   1998        1999        2000
                                                 ------      ------      ------
Weighted average shares outstanding - Basic      46,602      46,846      47,932
Potentially dilutive securities:
          Employee stock options                     *           *        2,469
          4-3/4% Convertible Subordinate Debt      N/A         N/A        6,095
                                                 ------      ------      ------
Weighted average shares outstanding - Diluted    46,602      46,846      56,496
                                                 ======      ======      ======

The after-tax interest expense recognized by the Company in fiscal 2000 associated with the convertible subordinated notes that was added back to net income in order to compute diluted net income per share was $4.3 million.

       * Due to the Company's net loss for the fiscal years ended September 30, 1999 and September 30, 1998, all potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive securities (employee and director stock options) was 666,000 in fiscal 1999 and 366,000 in fiscal 1998.

NOTE 13:    COMMITMENTS AND CONTINGENCIES

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2006. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows:
$5.7 million in 2001; $4.9 million in 2002; $3.0 million in 2003; $1.9 million in 2004; $2.0 million in 2005 and $1.2 million thereafter.

From time to time, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In such cases, the Company will defend against claims or negotiate licenses where considered appropriate. In addition, certain of the Company's customers have received notices of infringement from the Lemelson Medical, Education and Research Foundation Limited Partnership (the "Lemelson Foundation"), alleging that equipment supplied by the Company, and processes performed by such equipment, infringe on patents held by the Lemelson Foundation. This activity increased substantially in 1998, the year in which the Lemelson Foundation settled its suit against the Ford Motor Company, and entered into License Agreements with Ford, GM and Chrysler. Since the settlement, a number of the Company's customers, including Intel, have been sued by the Lemelson Foundation. Certain customers have requested that the Company defend and indemnify them against the claims of the Lemelson Foundation or to contribute to any settlement the customer reaches with the Lemelson Foundation. The Company has received opinions from its outside patent counsel with respect to certain of the Lemelson Foundation patents. The Company is not aware that any equipment marketed by the Company, or process performed by such equipment, infringe on the Lemelson Foundation patents in question and does not believe that the Lemelson Foundation matter or any other pending intellectual property claim will have a material adverse effect on its business, financial condition, operating results or cash flows. However, the ultimate outcome of any infringement or misappropriation claim affecting the Company is uncertain, and there can be no assurances that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition, operating results or cash flows.

The Israeli government has funded a portion of the research and development costs related to certain products. The Company is contingently liable to repay such funding through royalties to the Israeli government. Royalty payments are due only upon sale of the funded products, are computed at varying rates from 2% to 5% of such sales and are limited to the amounts received from the Israeli government. Royalty payments to the Israeli government for the fiscal years ended September 30, 2000, 1999 and 1998 totaled $9,000, $4,000, and $286,000, respectively. At September 30, 2000, the Company was contingently liable for royalties approximating $3.4 million related to potential future product sales.

The U.S. Customs Service has conducted an assessment of the Company's compliance with Customs Regulations for the fiscal year ended September 30, 1998 and has concluded that $201,000 of duty was not paid. They also concluded that for the fiscal years ended September 30, 1996, 1997 and 1999 unpaid duty amounted to $568,000. The Company has paid the total assessed duty of $769,000 and may be assessed a penalty on the unpaid duty. The amount of the assessed penalty and amount ultimately to be paid is unknown at this time, but could range from 0 to 8 times the assessed duty.

NOTE 14:    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial information pertaining to quarterly results of operations follows:

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEAR ENDED                           FIRST        SECOND        THIRD      FOURTH
 SEPTEMBER 30, 2000:                 QUARTER      QUARTER      QUARTER     QUARTER        TOTAL
--------------------                --------     --------     --------     --------     ---------
NET SALES                           $179,849     $222,153     $268,258     $229,013     $899,273
GROSS PROFIT                          59,912       75,600      101,278       89,306      326,096

INCOME FROM OPERATIONS(1)(2)          17,116       29,834       52,348       39,161      138,459
INCOME BEFORE MINORITY INTEREST
AND INCOME TAXES                      17,346       30,417       52,628       41,566      141,957
INCOME TAX EXPENSE                     4,978        8,564       14,858       11,749       40,149
MINORITY INTEREST IN NET LOSS            433          169          437          398        1,437
                                    --------     --------     --------     --------     --------

NET INCOME                          $ 12,801     $ 22,022     $ 38,207     $ 30,215     $103,245
                                    ========     ========     ========     ========     ========
NET INCOME PER SHARE:
  BASIC                             $   0.27     $   0.47     $   0.79     $   0.62     $   2.15
  DILUTED                           $   0.26     $   0.40     $   0.67     $   0.54     $   1.90


Year ended                                  First          Second          Third         Fourth
 September 30, 1999:                        Quarter        Quarter        Quarter        Quarter        Total
-------------------                        ---------      ---------      ---------      ---------     ---------
Net sales                                  $  61,175      $  73,561      $ 110,806      $ 153,375     $ 398,917
Gross profit                                  16,176         21,025         30,374         45,960       113,535
Income (loss) from operations(1)(3)          (10,282)       (17,087)          (776)         8,413       (19,732)
Income (loss) before minority interest
and income taxes                             (12,663)       (21,109)        (1,224)         8,811       (26,185)
Income tax expense (benefit)                  (3,800)        (6,333)          (283)         2,195        (8,221)
Minority interest in net loss                                                  282            736         1,018
                                           ----------     ---------        ---------      ---------     ---------

Net income (loss)                          $  (8,863)     $ (14,776)     $    (659)     $   7,352     $ (16,946)
                                           =========      =========      =========      =========     =========
Net income (loss) per share:
  Basic                                    $   (0.19)     $   (0.32)     $   (0.01)     $     .16     $   (0.36)
  Diluted                                  $   (0.19)     $   (0.32)     $   (0.01)     $     .15     $   (0.36)

(1) Represents net sales less costs and expenses but before net interest expense, equity in loss of joint ventures and other expense.

(2) Results for the fourth quarter of fiscal 2000 include the benefit from the reversal of $2.5 million of the severance reserve established in fiscal 1999 for the termination of employees in the United States as a result of the move of the manufacturing of the Company's automatic ball bonders to Singapore and a charge of $3.9 million for the write-off of the Company's investment in Advanced Polymer Solutions, LLC

(3) Results for the first quarter of fiscal 1999 include a charge of $397,000 for severance in connection with the resizing of the Company's work-force begun in fiscal 1998. Results of the second quarter include a one-time charge of $5.6 million for severance and asset write-offs in connection with the move of ball bonder manufacturing to Singapore and a charge of $3.9 million for purchased in-process research and development in connection with the purchase of the X-LAM technology.

NOTE 15:    SUBSEQUENT EVENT - ACQUISITIONS (UNAUDITED)

On November 30, 2000, the Company completed its tender offer for 100% of the outstanding shares of Cerprobe Corporation ("Cerprobe") for $20 per share. The total purchase price, including transaction costs, of Cerprobe was approximately $225.0 million, payable in cash. On December 8, 2000 the Company purchased all the outstanding shares of Probe Technology Corporation ("Probe Tech") for approximately $65.0 million, including transaction costs, payable in cash. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The acquisitions will be recorded using the purchase method of accounting and accordingly the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates, as determined by management. The Company received a waiver of a bank covenant under its bank revolving credit facility, which limited the amount the Company could spend on acquisitions, in order to complete the Cerprobe and Probe Tech acquisitions. The Company borrowed $55.0 million under its bank revolving credit facility to partially fund the purchase of Probe Tech. These two companies will be merged together to create a test division and will be disclosed as a separate business segment for financial reporting purposes.

Pro forma operating results for the twelve months ended September 30, 2000 assuming the acquisition of Cerprobe was consummated on October 1, 1999 appear below. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of the future operating results of the combined businesses. The proforma results do not give effect to the acquisition of Probe Tech as the impact is not material. The pro forma results of operations combine the Company's audited results with Cerprobe's results for the twelve months ended September 30, 2000, and give effect to the preliminary allocation of the purchase price, which may subsequently change.

                                            UNAUDITED PROFORMA
                                        COMBINED OPERATING RESULTS
                                  TWELVE MONTHS ENDED SEPTEMBER 30, 2000
                                  ---------------------------------------
                                  (in thousands, except per share amount)
Net sales                                       $1,009,809
Net income                                      $   79,880
Diluted net income per share                    $     1.49

NOTE 16:    SUBSEQUENT EVENT - BANK FINANCING (UNAUDITED)

On December 22, 2000, the Company entered into a new $60.0 million (reducing to $40.0 million over a three year period) bank revolving credit facility which replaced the revolving credit facility that had been in place for several years. The new facility expires in December 2003. The borrowings are subject to compliance with financial and other covenants set forth in the revolving credit documents. Borrowings bear interest either at a Base Rate (defined as the higher of the prime rate or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 1.0% to 2.0%, depending on the ratio of senior debt to earning before interest, taxes, depreciation and amortization). The new revolving credit facility is guaranteed by certain of the Company's domestic subsidiaries and requires the Company maintain certain financial covenants including a leverage ratio, a liquidity ratio and a minimum net worth requirement. The new revolving credit facility also limits the Company's ability to mortgage, pledge or dispose of a material portion of its assets and imposes restrictions on the Company's investments and acquisitions.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Cerprobe Corporation:

We have audited the accompanying consolidated balance sheets of Cerprobe Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cerprobe Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


                                    KPMG LLP

PHOENIX, ARIZONA
FEBRUARY 15, 2000

                     CERPROBE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                   ----------------------------
                                                                       1999             1998
                                                                   ----------------------------
                       Assets

Current assets:
  Cash                                                              $ 3,484,045     $ 4,753,696
  Short-term investment securities                                           --      14,305,400
  Accounts receivable, net of allowance of $331,009
    in 1999 and $333,364 in 1998                                     12,313,053       8,951,680
  Inventories, net                                                    9,728,500       5,303,631
  Accrued interest receivable                                            22,157         102,093
  Prepaid expenses                                                    1,107,378         869,382
  Income taxes receivable                                             4,041,140         714,811
  Deferred tax asset                                                  2,123,609         446,092
  Net assets of discontinued operations                                      --       1,481,903
                                                                    -----------     -----------
      Total current assets                                           32,819,882      36,928,688

Property, plant, and equipment, net                                  23,537,021      21,169,934
Intangible assets, net                                               26,334,157       4,579,035
Other assets                                                            676,485       1,007,917
                                                                    -----------     -----------
      Total assets                                                  $83,367,545     $63,685,574
                                                                    ===========     ===========

         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                  $ 3,687,143     $ 2,534,997
  Accrued expenses                                                    5,584,724       3,075,894
  Current portion of notes payable                                   10,334,878         138,985
  Current portion of capital lease obligations                          954,957         660,192
  Net liabilities of discontinued operations                            446,629              --
                                                                    -----------     -----------
      Total current liabilities                                      21,008,331       6,410,068

Notes payable, less current portion                                   5,200,034         731,555
Capital lease obligations, less current portion                       2,454,637       2,472,563
Deferred tax and other liabilities                                      472,158           7,073
                                                                    -----------     -----------
      Total liabilities                                              29,135,160       9,621,259
                                                                    -----------     -----------
Minority interest                                                     1,115,545         590,465

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.05 par value; authorized 10,000,000
    shares; issued and outstanding none                                      --              --
  Common stock, $.05 par value; authorized 25,000,000
    shares; issued 9,863,245 and outstanding 9,419,052 shares
    at December 31, 1999 and issued 8,131,279 and outstanding
    7,645,126 shares at December 31, 1998                               493,162         406,564
  Additional paid-in capital                                         67,830,701      55,271,200
  Retained earnings (deficit)                                        (9,074,938)      3,505,734
  Accumulated other comprehensive loss:
    Foreign currency translation                                       (236,534)       (188,131)
                                                                    -----------     -----------
                                                                     59,012,391      58,995,367
  Treasury stock, at cost, 444,193 shares at December 31,
    1999 and 486,153 shares at December 31, 1998                     (5,027,278)     (5,521,517)
  Notes receivable from related parties                                (868,273)             --
                                                                    -----------     -----------
      Total stockholders' equity                                     53,116,840      53,473,850
                                                                    -----------     -----------
      Total liabilities and stockholders' equity                    $83,367,545     $63,685,574
                                                                    ===========     ===========



          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Years ended December 31,
                                                            ------------------------------------------------------------
                                                                 1999                     1998                 1997
                                                            ----------------         --------------       --------------
Net sales                                                     $   62,655,751          $  76,207,477        $  69,012,395
Costs of goods sold                                               41,637,001             45,052,300           39,251,446
                                                            ----------------         --------------       --------------
     Gross profit                                                 21,018,750             31,155,177           29,760,949
                                                            ----------------         --------------       --------------
Expenses:
  Selling, general, and administrative                            21,214,773             18,316,839           16,218,709
  Engineering and product development                              4,806,971              3,101,082              996,253
  In-process research and development                              8,815,000              1,568,000                   --
  Goodwill amortization                                              785,981                461,301              386,467
                                                            ----------------         --------------       --------------
     Total expenses                                               35,622,725             23,447,222           17,601,429
                                                            ----------------         --------------       --------------
Operating income (loss)                                          (14,603,975)             7,707,955           12,159,520
                                                            ----------------         --------------       --------------
Other income (expense):
  Interest income                                                    881,769              1,323,918              348,816
  Interest expense                                                  (582,135)              (269,115)            (388,025)
  Other, net                                                        (527,138)               542,839              323,065
                                                            ----------------         --------------       --------------
     Total other income (expense)                                   (227,504)             1,597,642              283,856
                                                            ----------------         --------------       --------------
Income (loss) from continuing operations before
  minority interest and income taxes                             (14,831,479)             9,305,597           12,443,376
Minority interest                                                   (454,450)              (383,637)              29,715
                                                            ----------------         --------------       --------------
Income (loss) from continuing operations before
  income taxes                                                   (15,285,929)             8,921,960           12,473,091
Income tax (expense) benefit                                       2,710,579             (3,685,308)          (4,810,167)
                                                            ----------------         --------------       --------------
Income (loss) from continuing operations                         (12,575,350)             5,236,652            7,662,924
Discontinued operations:
  Loss from operations of SVTR, Inc., net of taxes                    (5,322)            (1,924,820)          (5,766,956)
  Loss on disposal of SVTR, Inc., net of taxes                            --             (3,807,740)                  --
                                                            ----------------         --------------       --------------
     Loss from discontinued operations                                (5,322)            (5,732,560)          (5,766,956)
                                                            ----------------         --------------       --------------
Net income (loss)                                            $   (12,580,672)         $    (495,908)       $   1,895,968
                                                            ================         ==============       ==============
Net income (loss) per common share:
  Basic:
  From continuing operations                                 $         (1.60)         $        0.66        $        1.14
  From discontinued operations                                            --                  (0.72)               (0.86)
                                                            ----------------         --------------       --------------
  Net income (loss) per common share                         $         (1.60)         $       (0.06)       $        0.28
                                                            ================         ==============       ==============
  Weighted average number of common
    shares outstanding                                             7,884,628              7,963,747            6,690,265
                                                            ================         ==============       ==============
  Diluted:
  From continuing operations                                 $         (1.60)         $        0.63        $        1.10
  From discontinued operations                                            --                  (0.69)               (0.83)
                                                            ----------------         --------------       --------------
  Net income (loss) per common share                         $         (1.60)         $       (0.06)       $        0.27
                                                            ================         ==============       ==============
  Weighted average number of common and
    common equivalent shares outstanding                           7,884,628              8,251,373            6,982,368
                                                            ================         ==============       ==============

          See accompanying notes to consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                     Number of
                                        Number of    Preferred
                                          Common      Shares       Number of
                                          Shares    Issued and      Treasury      Common     Preferred        Treasury
                                          Issued    Outstanding      Shares        Stock       Stock            Stock
                                      -----------   -----------    ---------    --------     ---------      -----------
Balance, December 31, 1996               6,027,714          330           --    $301,386     $      16      $        --
Exercise of stock options                  95,265            --           --       4,763            --               --
Issuance of common stock
    for acquisition                       175,000            --           --       8,750            --               --
Issuance of common stock
     in secondary offering,
     net of issuance cost
     of $226,764                        1,800,000            --           --      90,000            --               --
Redemption of preferred stock                  --          (330)          --          --           (16)              --
Tax benefit from exercise of
     nonqualified stock options                --            --           --          --            --               --
Comprehensive income (loss):
     Foreign currency
       translation, net of taxes               --            --           --          --            --               --
     Net income                                --            --           --          --            --               --

Total comprehensive income
                                      -----------   -----------    ---------    --------     ---------      -----------
Balance, December 31, 1997              8,097,979            --           --    $404,899     $      --      $        --
Exercise of stock options                  31,300            --           --       1,565            --               --
Expenses of Issuance of
     common stock                              --            --           --          --            --               --
Issuance of common stock
     for employee stock
     purchase plan                             --            --       37,198          --            --          408,454
Exercise of warrants                        2,000            --       (1,551)        100            --          (33,114)
Purchase of treasury stock                     --            --     (521,800)         --            --       (5,968,857)
Tax benefit  from exercise of
     nonqualified stock options                --            --           --          --            --               --
Comprehensive income (loss):
     Foreign currency
       translation, net of taxes               --            --           --          --            --               --
Net loss                                       --            --           --          --            --               --

Total comprehensive loss
                                      -----------   -----------    ---------    --------     ---------      -----------
Balance, December 31, 1998              8,131,279            --     (486,153)   $406,564     $      --      $(5,521,517)
Exercise of stock options                 231,966            --           --      11,598            --               --
Issuance of common stock
    for acquisition                     1,500,000            --           --      75,000            --               --
Issuance of common stock
     for employee stock
     purchase plan                             --            --       41,960          --            --          494,239
Tax benefit from exercise of
     nonqualified stock options                --            --           --          --            --               --
Notes receivable from
     related parties                           --            --           --          --            --               --
Comprehensive income (loss):
     Foreign currency
       translation, net of taxes               --            --           --          --            --               --
Net loss                                       --            --           --          --            --               --

Total comprehensive loss
                                      -----------   -----------    ---------    --------     ---------      -----------
Balance, December 31, 1999              9,863,245            --     (444,193)   $493,162     $      --      $(5,027,278)
                                      ===========   ===========    =========    ========     =========      ===========




                                                                                Notes           Accumulated
                                           Additional       Retained           Receivable         Other              Total
                                            Paid-in         Earnings          from Related     Comprehensive     Stockholders'
                                            Capital          (Deficit)         Parties         Income (loss)        Equity
                                          -----------      ------------      ------------      ------------      ------------
Balance, December 31, 1996                $20,652,290      $  2,105,674      $         --      $     42,596      $ 23,101,962
Exercise of stock options                     811,702                --                --                --           816,465
Issuance of common stock
    for acquisition                         1,662,062                --                --                --         1,670,812
Issuance of common stock
     in secondary offering,
     net of issuance cost
     of $226,764                           37,015,237                --                --                --        37,105,237
Redemption of preferred stock              (5,249,984)               --                --                --        (5,250,000)
Tax benefit from exercise of
     nonqualified stock options               245,000                --                --                --           245,000
Comprehensive income (loss):
     Foreign currency
       translation, net of taxes                   --                --                --          (241,406)         (241,406)
     Net income                                    --         1,895,968                --                --         1,895,968
                                                                                                                 ------------
Total comprehensive income                                                                                          1,654,562
                                          -----------      ------------      ------------      ------------      ------------
Balance, December 31, 1997                $55,136,307      $  4,001,642      $         --      $   (198,810)     $ 59,344,038
Exercise of stock options                     204,048                --                --                --           205,613
Expenses of Issuance of
     common stock                            (178,650)               --                --                --          (178,650)
Issuance of common stock
     for employee stock
     purchase plan                            (74,519)               --                --                --           405,935
Exercise of warrants                           33,014                --                --                --                --
Purchase of treasury stock                         --                --                --                --        (5,968,857)
Tax benefit  from exercise of
     nonqualified stock options               151,000                --                --                --           151,000
Comprehensive income (loss):
     Foreign currency
       translation, net of taxes                   --                --                --            10,679            10,679
Net loss                                           --          (495,908)               --                --          (495,908)
                                                                                                                 ------------
Total comprehensive loss                                                                                             (485,229)
                                          -----------      ------------      ------------      ------------      ------------
Balance, December 31, 1998                 55,271,200      $  3,505,734      $         --      $   (188,131)     $ 53,473,850
Exercise of stock options                   1,387,065                --                --                --         1,398,663
Issuance of common stock
    for acquisition                        11,263,000                --                --                --        11,338,000
Issuance of  common stock
     for employee stock
     purchase plan                           (184,564)               --                --                --           309,675
Tax benefit from exercise of
     nonqualified stock options                94,000                --                --                --            94,000
Notes receivable from
     related parties                               --                --          (868,273)               --          (868,273)
Comprehensive income (loss):
     Foreign currency
       translation, net of taxes                   --                --                --           (48,403)          (48,403)
Net loss                                           --       (12,580,672)               --                --       (12,580,672)
                                                                                                                 ------------
Total comprehensive loss                                                                                          (12,629,075)
                                          -----------      ------------      ------------      ------------      ------------
Balance, December 31, 1999                $67,830,701      $ (9,074,938)     $   (868,273)     $   (236,534)     $ 53,116,840
                                          ===========      ============      ============      ============      ============

                     CERPROBE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended December 31,
                                                                          ----------------------------------------------------------
                                                                                 1999                1998                1997
                                                                          ------------------  ------------------  ------------------
Cash flows from operating activities:
   Income (loss) from continuing operations                                  $(12,575,350)       $  5,236,652        $  7,662,924
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
         Depreciation and amortization                                          6,068,223           4,676,110           3,546,154
         In-process research and development                                    8,815,000           1,568,000                  -
         Loss on sale of equipment                                                184,763             373,245              12,583
         Tax benefit from exercise of nonqualified stock options                   94,000             151,000             245,000
         Deferred income taxes                                                   (596,951)           (509,174)              8,062
         Provision for losses on accounts receivable                                4,000             186,585              24,000
         Provision for obsolete inventory                                         180,000             534,000             621,000
         Compensation expense                                                          -                   -              (33,536)
         Income (loss) applicable to minority interest                            454,450             383,637             (29,715)
         Changes in working capital of continuing operations
            Accounts receivable                                                   499,745             571,725          (2,689,975)
            Inventories                                                        (1,248,621)           (736,703)         (1,728,051)
            Prepaid expenses and other assets                                     (42,877)            (72,967)           (236,085)
            Income taxes receivable                                            (1,224,804)           (243,765)           (256,949)
            Accounts payable and accrued expenses                                 369,742          (1,359,857)          2,075,238
            Accrued income taxes                                                       -             (108,648)                 -
            Other liabilities                                                      (7,073)             (9,627)                 -
                                                                             ------------        ------------        ------------
               Net cash provided by continuing operations                         974,247          10,640,213           9,220,650
                                                                             ------------        ------------        ------------
               Net cash used in discontinued operations                           (51,500)         (1,161,467)         (7,558,443)
                                                                             ------------        ------------        ------------
               Net cash provided by operating activities                          922,747           9,478,746           1,662,207
                                                                             ------------        ------------        ------------
Cash flows from investing activities:
   Purchase of property, plant, and equipment                                  (6,339,844)        (11,900,133)         (6,302,918)
   Redemption (purchase) of investment securities                              14,305,400          12,695,298         (24,019,378)
   Investment in CRPB Investors, L.L.C.                                           213,620              88,455             107,293
   Purchase of OZ Technologies, Inc., net of cash acquired                    (19,696,966)                 -                   -
   Purchase of Upsys-Cerprobe, L.L.C., net of cash acquired                            -             (376,366)                 -
   Purchase of Cerprobe Europe S.A.S., net of cash acquired                       (31,135)         (3,230,230)                 -
   Purchase of Cerprobe Interconnect Solutions, Inc., net of cash acquired             -                   -              (80,102)
   Purchase of SVTR, net of cash acquired                                              -                   -           (2,590,697)
   Proceeds from sale of equipment                                                 11,487              15,267              74,683
   Payment (issuance) of notes receivable                                        (560,448)                 -              250,000
                                                                             ------------        ------------        ------------
               Net cash used in investing activities                          (12,097,886)         (2,707,709)        (32,561,119)
                                                                             ------------        ------------        ------------
Cash flows from financing activities:
   Issuance of notes payable                                                   14,436,555           1,661,310             357,010
   Redemption of convertible preferred stock                                           -                   -           (5,250,000)
   Payments on notes payable                                                   (6,261,632)           (768,110)         (1,856,141)
   Net proceeds (costs) from issuance of common stock                                  -             (178,650)         37,105,237
   Purchase of treasury stock                                                          -           (5,968,857)                 -
   Net proceeds from employee stock purchase plan                                 309,675             405,935                  -
   Net proceeds from exercise of stock options                                  1,398,663             205,613             816,465
   Capital contribution by minority interest partners                                  -                   -              100,000
                                                                             ------------        ------------        ------------
               Net cash provided by (used in) financing activities              9,883,261          (4,642,759)         31,272,571
                                                                             ------------        ------------        ------------
Effect of exchange rates on cash                                                   22,227             (90,072)           (241,406)
                                                                             ------------        ------------        ------------
Net increase (decrease) in cash                                                (1,269,651)          2,038,206             132,253
Cash, beginning of period                                                       4,753,696           2,715,490           2,583,237
                                                                             ------------        ------------        ------------
Cash, end of period                                                          $  3,484,045        $  4,753,696        $  2,715,490
                                                                             ============        ============        ============

                     CERPROBE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (continued)

Supplemental disclosures of cash flow information from continuing operations:
   Interest paid                                                                         $    582,135    $  182,133    $   221,248
                                                                                         ============    ==========    ===========
   Income taxes paid                                                                     $    482,597    $2,049,282    $ 2,060,000
                                                                                         ============    ==========    ===========
Supplemental disclosures of non-cash investing activities:
   The Company made acquisitions for $37.9 million, $3.6 million, and $4.5 million in the years ended December 31, 1999, 1998, and 1997, respectively. The purchase prices were allocated to the assets acquired and liabilities assumed based on their fair values as indicated in the notes to the consolidated financial statements. A summary of the acquisitions is as follows:
   Purchase price                                                                        $ 37,899,135    $3,626,366    $ 4,546,825
   Less cash acquired                                                                      (1,203,034)      (19,770)      (285,316)
   Notes payable issued                                                                    (5,630,000)            -              -
   Common stock issued                                                                    (11,338,000)            -     (1,670,812)
                                                                                         ------------    ----------    -----------
     Cash invested                                                                       $ 19,728,101    $3,606,596    $ 2,590,697
                                                                                         ============    ==========    ===========
   Notes receivable from the exercise of stock options from related parties              $    868,273    $        -    $         -
                                                                                         ============    ==========    ===========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     The Company offers comprehensive solutions principally in one segment of the semiconductor industry - semiconductor test interconnect. The Company is a leading manufacturer of probe cards, ATE interface assemblies, ATE test boards, and test sockets/contactors. The Company believes it is the only company that designs, manufactures, and assembles each of the electromechanical components that assure the integrity of the electrical test signal that passes from the ATE to the IC DUT. The Company's products address critical functions to assure IC quality, reduce manufacturing costs, improve the accuracy of manufacturing yield data, and identify repairable memory ICs.

     Unless the context indicates otherwise, all references to "Cerprobe" or the "Company" refer to Cerprobe Corporation and its subsidiaries.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Europe S.A.S., Cerprobe Asia Holdings Pte Ltd, Cerprobe Interconnect Solutions, Inc. ("CIS"), SVTR, Inc. ("SVTR"), Cerprobe Japan Co., Ltd, and OZ Technologies, Inc ("OZ"). All significant intercompany transactions have been eliminated in consolidation.

     Cerprobe Asia Holdings Pte Ltd is a 60% owner of Cerprobe Asia Pte Ltd; the balance is owned by Asian investors. Cerprobe Asia Pte Ltd's wholly owned subsidiaries, Cerprobe Singapore Pte Ltd and Cerprobe Taiwan Co., Ltd., operate full service sales and manufacturing plants.

     In January 1997, the Company acquired all of the outstanding stock of SVTR, Inc., a company that refurbishes, reconfigures, and services wafer probing equipment. In the third quarter of 1998, the Company discontinued operations of SVTR. See Note 17.

     In May 1997, the Company entered into a joint venture with Upsys Reseau Eurisys ("Upsys"), a French company owned by IBM and GAME COGEMA Group, a French testing and engineering company. The joint venture, called Upsys-Cerprobe, L.L.C., assembled and repaired Upsys's vertical probe card that had been distributed by Cerprobe throughout the United States and Asia. Cerprobe owned 55% of the joint venture and Upsys owned 45%. On June 25, 1998, the Company terminated its distribution agreement with Upsys, and in connection therewith, Cerprobe purchased Upsys's 45% interest in Upsys-Cerprobe, L.L.C. Accordingly, the consolidated financial statements as of and for the years ended December 31, 1999, 1998 and 1997 include the activities of Upsys-Cerprobe, L.L.C.as a consolidated entity with a minority interest through June 25, 1998.

     In September 1998, the Company acquired France-based Cerprobe Europe S.A.S. The Company designs, manufactures and distributes probe cards at its manufacturing plant near Marseilles. Accordingly, the consolidated financial statements as of and for the year ended December 31, 1998 include Cerprobe Europe S.A.S.'s activities since the date of acquisition. See Note 18.

     In March 1999, the Company formed Cerprobe Japan Co., Ltd. to operate a sales and distribution facility in Tokyo, Japan.

     In December 1999, the Company acquired California-based OZ Technologies, Inc. The Company offers systems solutions for IC package test and is a leading designer and producer of high performance test sockets and contactors. OZ also designs and distributes ATE test boards and burn-in interfaces and systems. Accordingly, the consolidated financial statements as of December 31, 1999 and for the year ended December 31, 1999 include OZ Technologies, Inc.'s activities since the date of acquisition. See Note 18.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and reporting of revenues and expenses during the reporting periods to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

        Building                                             39 years
        Manufacturing tools and equipment                   3-7 years
        Office furniture and equipment                      3-7 years
        Computer hardware and software                      3-5 years
        Leasehold improvements                          Life of lease

     INTANGIBLES

     Intangibles consist of a license, goodwill, assembled workforce, patents and technology.

     Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of seven to ten years using the straight-line method. Assembled workforce represents the amount allocated to an acquired company's existing personnel infrastructure and is being amortized over four years using the straight-line method. Patents and technology are stated at fair market value at the date of acquisition and are amortized over a period of five to eight years using the straight-line method. Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed in the year incurred. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of intangibles may warrant revision or that the remaining balances may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the assets in measuring whether the asset is recoverable.

     In November 1998, the Company entered into a 10 year manufacturing license agreement with Feinmetall GmbH to acquire an exclusive non-transferrable royalty bearing license to manufacture, use, sell, distribute, and repair ViProbe(R) products. This license covers worldwide territories except Europe. The license will be amortized over the period in which products are produced and will not exceed the ten year license term.

     INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's Europe, France, and Asia subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities of the subsidiaries are translated into U.S. dollars at current exchange rates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity and minority interest. All transaction gains or losses are recorded in the statement of operations.

     REVENUE RECOGNITION

     The Company records revenue when goods are shipped.

     STOCK BASED COMPENSATION

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation."

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash, investment securities, forward currency contracts, and accounts receivable. The Company invests primarily in U.S. Treasury and government agency securities and corporate debt securities rated A1 or higher which have minimal credit risk. The Company places forward currency contracts with high credit-quality financial instruments in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large semiconductor industry customer base.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities", which established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement generally requires recognition of gains and losses on hedging transactions. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133- An Amendment of FASB Statement No. 133, " which deferred the effective date of SFAS No. 133 until June 15, 2000". The company is currently evaluating the impact of SFAS No. 133.

     RECLASSIFICATIONS

     Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

 (2)  INVENTORIES

     Inventories consist of the following:

                                        1999             1998
                                     -----------      -----------
Raw materials                        $ 8,313,504      $ 5,147,311
Work-in-process                        1,257,863          416,409
Finished goods                           288,053            4,567
                                     -----------      -----------
                                       9,859,420        5,568,287
Reserve for obsolete inventories        (130,920)        (264,656)
                                     -----------      -----------
                                     $ 9,728,500      $ 5,303,631
                                     ===========      ===========

(3) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                   1999              1998
                                              ------------      ------------
Land                                          $    587,433      $    589,950
Building                                         2,340,887         2,394,679
Manufacturing tools and equipment               17,479,305        15,385,727
Office furniture and equipment                   3,372,043         2,489,523
Leasehold improvements                           4,615,870         2,380,259
Computer hardware and software                   9,523,321         4,675,543
Construction in progress                         1,956,360         3,816,557
                                              ------------      ------------
                                                39,875,219        31,732,238
Accumulated depreciation and amortization      (16,338,198)      (10,562,304)
                                              ------------      ------------
                                              $ 23,537,021      $ 21,169,934
                                              ============      ============

(4)   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                          1999              1998
                                     ------------      ------------
Licenses                             $  1,650,000      $  1,528,575
Goodwill and assembled workforce       26,296,245         4,072,156
Patents and technology                    613,057           340,840
                                     ------------      ------------
                                       28,559,302         5,941,571
Accumulated amortization               (2,225,145)       (1,362,536)
                                     ------------      ------------
                                     $ 26,334,157      $  4,579,035
                                     ============      ============

(5)   OTHER ASSETS

     Other assets consist of the following:

                                            1999           1998
                                         ----------     ----------
Investment in CRPB Investors, L.L.C.     $  249,865     $  463,845
Other assets and deposits                   426,620        544,072
                                         ----------     ----------
                                         $  676,485     $1,007,917
                                         ==========     ==========


     In September 1996, the Company acquired a 36% interest in CRPB Investors, L.L.C., for $659,233. CRPB Investors, L.L.C., an Arizona limited liability company, was formed for the purpose of owning and operating the 83,000 square foot facility which serves as Cerprobe's worldwide headquarters. The investment is accounted for by the equity method of accounting. In 1999 and 1998, $(116,870) and $100,721, respectively, was recorded by Cerprobe as income (loss) from CRPB Investors, L.L.C.

(6) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                         1999           1998
                                      ----------     ----------
Accrued payroll and related taxes     $2,579,820     $2,390,522
Other accrued expenses                 2,279,484        685,372
Accrued  acquisition costs               513,275             --
Lease termination costs                  212,145             --
                                      ----------     ----------
                                      $5,584,724     $3,075,894
                                      ==========     ==========


(7) NOTES PAYABLE AND LINE OF CREDIT

     In December 1999, the Company entered into a three-year senior secured credit facility with Bank of America, N.A. (the "Loan and Security Agreement"). The Loan and Security Agreement includes a revolving credit facility in the amount of $15,000,000 subject to borrowing base requirements providing for advances of up to 85% of eligible accounts receivable. Advances on the revolving credit facility bear interest at prime rate plus 0.50%. The facility also includes an inventory term loan in the amount of approximately $5,800,000 and a machinery and equipment term loan in the amount of $2,000,000, both of which bear interest at prime rate plus 2.00%. The inventory term loan shall be repaid based upon a 24-month amortization with a balloon payment of the outstanding principal balance at the end of 12 months. The machinery and equipment term loan shall be repaid based upon a 60-month amortization with a balloon payment of the outstanding principal balance at the end of 36 months. All loans, advances, and other obligations, liabilities, and indebtedness of the Company shall be secured by valid, perfected, and enforceable first priority liens upon and security interest in substantially all of the Company's present and future assets, including all accounts, contract rights, inventory instruments, documents, fixtures, chattel paper, general intangibles, patents, trademarks, copyrights, trade names, deposit accounts, vehicles, equipment, and pledge of stock of all domestic subsidiaries of Cerprobe and OZ and 65% of the stock of each wholly-owned foreign subsidiary of Cerprobe. The facility is also guaranteed by all wholly-owned subsidiaries of Cerprobe and OZ. Advances under the revolving credit facility, the inventory term loan, and the machinery and equipment term loan were $1,300,878, $5,834,000, and $2,000,000 respectively, at December 31, 1999.
     The inventory term loan and the equipment term loan are at the maximum currently available under the terms of these loans.

     The Loan and Security Agreement contains a number of covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guaranty obligations, prepay indebtedness except in accordance with relevant subordination provisions, pay dividends or make capital distribution (other than distributions in capital stock), create liens on assets, engage in mergers or consolidations (except that any subsidiary which is acquired solely for the Company's Common Stock and that any subsidiary of the Company may voluntarily merge into another subsidiary), engage in certain transactions with subsidiaries and affiliates, make any change in accounting policies or reporting practices except as required or permitted by generally accepted accounting principles and otherwise restrict corporate activities. In addition, the Loan and Security Agreement requires the Company to comply with certain financial covenants, including the maintenance of a consolidated Tangible Net Worth (as defined in the Loan and Security Agreement). At December 31, 1999, the Company was in violation of the Tangible Net Worth covenant under the line of credit agreement which was waived by the lender.

     The Loan and Security Agreement contains customary events of default, including the failure to pay principal when due or any interest or other amount that becomes due, any representation or warranty being made by the Company that is incorrect in any material respect on or as of the date made, a default in the performance of any covenant which continues for more than thirty days, default in certain other indebtedness, certain insolvency events, certain ERISA events, and certain change of control events.

     In addition pursuant to the OZ Technologies, Inc. acquisition, the Company issued to Selling Stockholders Notes in the amount of $2,830,000 (the "Subordinated Promissory Note") and $2,800,000 (the "Promissory Note").

     The Subordinated Promissory Note accrues interest at a rate of 10% per annum and matures December 3, 2002.

     The Promissory Note accrues interest at a rate of 10% per annum and was to have matured on February 3, 2000. The Selling Stockholders have agreed to extend maturity on this note until June 30, 2000. The Company may satisfy the Promissory Note on June 30, 2000 by paying in cash all amounts then due under the Promissory Note or by transferring its real property located at 10365 Sanden Drive, Dallas, Texas (the "Real Property") to the Selling Stockholders' agent, unencumbered except for minor liens and any mortgage that is executed by the Company in favor of the Selling Stockholders with respect to the Real Property. In the event that the Company satisfies the Promissory Note by transferring the Real Property to the Selling Stockholders' agent on June 30, 2000, the Stock Purchase Agreement provides that the Company and the Selling Stockholders' agent shall assign a value (the "Appraised Value") to the Real Property equal to the appraised value for the Real Property as determined by a mutually agreed-upon real estate appraiser. The Stock Purchase Agreement further provides that (1) to the extent the Appraised Value is less than $2,800,000 plus interest due under the Promissory Note, the amount of the difference shall be added to the principal amount of the Subordinated Promissory Note and (2) to the extent the Appraised Value is more than $2,800,000 plus interest due under the Promissory Note, the amount of the difference may be applied to reduce the principal amount of the Subordinated Promissory Note if doing so does not cause the Company to violate any covenant in any loan document to which it is a party.

     The Company also has various demand loans outstanding with minority shareholders of Cerprobe Asia Holdings, Pte Ltd. Interest is accrued at the five year Treasury Rate plus 1.50% per anum. These loans are not contractually due or not expected to be paid within the next 12 months, and accordingly, are classified as long-term debt. The outstanding balances, including interest at December 31, 1999 totaled $770,034

     Long-term debt consists of the following:

                                            1999              1998
                                        ------------      ------------
Notes payable                           $ 15,534,912      $    870,540
Less current portion                     (10,334,878)         (138,985)
                                        ------------      ------------
Notes payable, less current portion     $  5,200,034      $    731,555
                                        ============      ============


     Annual maturities of long-term debt are as follows:

                     2000                               $  10,334,878
                     2001                                     400,000
                     2002                                   4,030,000
                     Thereafter                               770,034
                                                        -------------
                                                        $  15,534,912
                                                        =============

 (8)  LEASES

     The Company leases certain equipment under capital leases. These assets have been capitalized at the present value of the future minimum lease payments and are included with manufacturing tools and equipment and office furniture at a cost of $5,547,998 and $4,710,745 with related accumulated amortization of $2,090,492 and $1,454,205 as of December 31, 1999 and 1998, respectively. In addition, the Company is obligated under certain noncancelable operating leases for the Company's manufacturing and office space. Certain operating lease agreements provide for annual rent escalations and renewal options.

     The following is a schedule of the future minimum lease payments for the years ending December 31:

                                                                              RENTALS
                                                                             RECEIVABLE
                                           CAPITAL           OPERATING         UNDER
                                           LEASES              LEASES        SUBLEASES
                                        ------------       ------------      ---------
    2000                                $  1,140,177       $  2,334,323      $ 47,600
    2001                                     904,016          2,154,005           --
    2002                                     709,554          1,807,902           --
    2003                                     527,421          1,417,884           --
    2004                                     308,613          1,342,071           --
    Thereafter                               248,837          9,340,323           --
                                        ------------       ------------      ---------
Total future minimum lease payments        3,838,618       $ 18,396,508      $ 47,600
                                                           ============      =========
Less amounts representing interest
(at rates ranging from 6.0% to 9.82%)       (429,024)
                                        ------------
Present value of net minimum
   capital lease payments                  3,409,594
Less current portion                        (954,957)
                                        ------------
Capital lease obligations,
   less current portion                 $  2,454,637
                                        ============


     Depreciation expense for assets under capital leases is charged to depreciation and amortization expense.

     Rental expense for the years ended December 31, 1999, 1998, and 1997 was $1,959,970, $1,663,829, and $1,640,272, respectively.

(9) INCOME TAXES

     Income tax expense (benefit) consists of the following:

                1999             1998             1997
             -----------      -----------      -----------
Foreign      $   805,988      $   549,245      $   115,763
Federal       (3,177,178)       2,488,841        3,643,959
State           (339,389)         647,222        1,050,445
             -----------      -----------      -----------
             $(2,710,579)     $ 3,685,308      $ 4,810,167
             ===========      ===========      ===========
Current      $(1,734,320)     $ 4,194,482      $ 4,802,105
Deferred        (976,259)        (509,174)           8,062
             -----------      -----------      -----------
             $(2,710,579)     $ 3,685,308      $ 4,810,167
             ===========      ===========      ===========

             A reconciliation of actual income taxes to income taxes at the "expected" United States federal corporate income tax rate of 34% is as follows:

                                                                   1999             1998             1997
                                                               -----------      -----------      -----------
Income tax expense at "expected" federal corporate rate        $(5,042,763)     $ 3,033,466      $ 4,240,851
State income taxes, net of federal tax benefit                    (223,997)         427,167          693,294
In-process research and development expense not benefited        2,996,420               --               --
Foreign income taxed at lower than U.S. federal rate              (151,450)          (3,326)         (79,408)
Amortization of intangibles                                        240,307          156,843          131,406
Foreign sales corporation benefit                                       --         (106,236)         (82,501)
Utilization of federal tax credit                                 (703,642)              --               --
Nontaxable income                                                       --               --          (79,013)
Utilization of net operating loss carryforwards                         --               --          (47,706)
Change in foreign and state valuation allowance                    143,514          171,810               --
Other                                                               31,032            5,584           33,244
                                                               -----------      -----------      -----------
                                                               $(2,710,579)     $ 3,685,308      $ 4,810,167
                                                               ===========      ===========      ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

                                                                                          1999             1998
                                                                                      -----------      -----------
Deferred tax assets:
    Foreign tax loss carryforward                                                     $    86,738      $   349,364
    Acquisition costs not currently deductible                                            581,902          616,747
    Amortization not currently deductible                                                 253,024            1,693
    Currency translation not currently deductible                                         120,399          192,589
    Reserves and accruals not currently deductible                                      1,024,801          446,092
 Net operating loss carry forward                                                       1,125,339               --
 Income tax credits                                                                       379,609               --
                                                                                      -----------      -----------
             Deferred tax assets                                                      $ 3,571,812      $ 1,606,485

    Less valuation allowance                                                             (492,878)        (349,364)
                                                                                      -----------      -----------

    Deferred tax assets                                                               $ 3,078,934      $ 1,257,121

Deferred tax liabilities:
    Difference between book and tax depreciation
        of property, plant and equipment                                               (1,427,483)        (581,930)
                                                                                      -----------      -----------
    Net deferred tax asset                                                            $ 1,651,451      $   675,191
                                                                                      ===========      ===========

           Summary of current and long- term portion of deferred tax items are as follows:

                                                             1999             1998
                                                         -----------      -----------
Current asset                                            $ 2,123,609      $   446,092
Long-term asset (included in other assets)                        --          229,099
Long-term liability (included in other liabilities)         (472,158)              --
                                                         -----------      -----------
                                                         $ 1,651,451      $   675,191
                                                         ===========      ===========

The valuation allowance increased by $143,514 in 1999 and $171,810 in 1998, and is due to state and foreign losses for which there is no assurance of realizing a tax benefit. A valuation allowance has not been provided for the other deferred tax assets since management believes realization of the deferred tax assets is considered more likely than not.

(10)       STOCKHOLDER'S EQUITY

           SHAREHOLDER RIGHTS PLAN

           On October 8, 1998, each shareholder of record received one Preferred Share Purchase Right ("Right") on each outstanding share of Common Stock owned. Each Right entitled shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $110. The Rights will be exercisable if a person or group hereafter acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. Should this occur, the Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at the time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

           TREASURY STOCK

           During 1998, the Company repurchased 503,541 shares, or approximately 6%, of the Company's Common Stock in the open market at an approximate price of $11.37 per share. The Company has utilized 60,899 shares of the reacquired shares for reissuance in connection with its Employee Stock Purchase Plan.

           WARRANTS AND NON-EMPLOYEE STOCK OPTION

           Additionally, the Company issued 39,275 Common Stock warrants in January 1996. These warrants give the holder the right to purchase from the Company not more than 39,275 fully paid and non-assessable shares of the Company's Common Stock, $.05 par value, at a price of $16.55 per share on or after January 16, 1997, with expiration in January 2001. In 1998, 2,000 warrants were exercised.

(11)       STOCK OPTION PLANS

           The Company adopted in 1983, 1989, 1995, respectively, an incentive stock option plan, a non-qualified stock option plan, and a combination stock option plan. In 1999 the Company adopted an additional non-qualified stock option plan with a maximum of 1,000,000 shares of Common Stock to be issued under the plan. The combined plans provide for the issuance of options to purchase 3,585,000 shares of the Company's Common Stock, of which 1,126,600 were available for grant as of December 31, 1999. In accordance with the plans, options are to be granted at no less than 100% of the fair market value of the shares at the date of grant. The options become exercisable on a basis as established by the Company's Compensation Advisory Committee of the Board of Directors and are exercisable for a period of 5 to 10 years.

           The Company has elected to follow Accounting Principal Board ("APB") Opinion No. 25, "Accounting for Stock

           Issued to Employees," and related Interpretations in accounting for its plans. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and it has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of each option granted for 1999, 1998, and 1997 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997, respectively; risk-free interest rates of 5.2%, 5.1%, and 5.6%; dividend yields of zero for all years; volatility factors of the expected market price of the Company's Common Stock of 60%, 52%, and 52%, respectively; and weighted average expected lives of the options of 5 years for 1999 and 3 years for 1998 and 1997.

           Pro forma net income (loss) reflects only options granted in years 1995 through 1999. Therefore, the full impact of calculating compensation cost for employee stock options under SFAS No. 123 is not reflected in the pro forma amounts presented below because compensation cost is reflected over the options' vesting periods of generally between 3 and 4 years and the compensation cost for options granted before January 1, 1995 is not considered. The Company's pro forma information follows:

                                                                     1999                1998                1997
                                                                --------------      --------------      --------------
                                                                                      (UNAUDITED)
                                                                ------------------------------------------------------
Net income (loss)                        As reported            $  (12,580,672)     $     (495,908)     $    1,895,968
                                         Pro forma              $  (13,196,904)     $     (708,146)     $    1,784,019

Basic net income (loss) per share        As reported            $        (1.60)     $        (0.06)     $         0.28
                                         Pro forma              $        (1.67)     $        (0.09)     $         0.27

Diluted net income (loss) per share      As reported            $        (1.60)     $        (0.06)     $         0.27
                                         Pro forma              $        (1.67)     $        (0.09)     $         0.26


           summary of the Company's employee stock option activity and related information for the years ended December 31 follows:

                                                  1999                           1998                           1997
                                       --------------------------     --------------------------     --------------------------
                                                        WEIGHTED                       WEIGHTED                        WEIGHTED
                                                         AVERAGE                        AVERAGE                        AVERAGE
                                                        EXERCISE                       EXERCISE                        EXERCISE
                                         SHARES           PRICE         SHARES          PRICE          SHARES          PRICE
                                       --------------------------     --------------------------     --------------------------
Outstanding at beginning of year        1,199,566      $    10.19        639,866      $     8.81        593,631      $     8.46
     Granted                              423,000      $     8.43        984,000      $    13.44        153,000      $    10.38
     Exercised                           (231,966)     $     6.03        (31,300)     $     6.57        (95,265)     $     8.57
     Expired/canceled                    (199,300)     $    10.86       (393,000)     $    16.37        (11,500)     $    12.88
                                       ----------                     ----------                     ----------
Outstanding at end of year              1,191,300      $    10.27      1,199,566      $    10.19        639,866      $     8.81
                                       ==========                     ==========                     ==========
     Exercisable at end of year           540,196      $    10.70        569,898      $     9.01        367,320      $     7.45
                                       ==========                     ==========                     ==========
Weighted average fair value of
   options granted during the year     $     4.76                     $     5.35                     $     4.16
                                       ==========                     ==========                     ==========

           The following table summarizes information about stock options outstanding at December 31, 1999:

                                OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                          ---------------------------------                 ------------------------
                                                 WEIGHTED-
                                                  AVERAGE       WEIGHTED-                  WEIGHTED-
                             NUMBER              REMAINING       AVERAGE      NUMBER       AVERAGE
                          OUTSTANDING           CONTRACTUAL     EXERCISE    EXERCISABLE    EXERCISE
                          AT 12/31/99              LIFE          PRICE      AT 12/31/99     PRICE
                          --------------        -----------    ----------   -----------    ---------
$5.50                        100,000                9.80       $    5.50        20,000     $   5.50
$7.00                        150,000               10.00       $    7.00        30,000     $   7.00
$8.00 to $9.75                70,000                9.24       $    8.34        30,000     $   8.77
$10.25 to $10.50             263,800                7.31       $   10.38       180,500     $  10.37
$11.00 to $11.875            303,000                8.26       $   11.15       152,664     $  11.24
$12.250 to $13.125           243,500                8.72       $   12.34       114,832     $  12.44
$15.125                       61,000                9.13       $   15.13        12,200     $  15.13
                          --------------                                    -----------
                           1,191,300                8.59       $   10.26       540,196     $  10.26
                          ==============                                    ===========

(12)       COMPREHENSIVE INCOME

           The Company recognized comprehensive income (loss) for the years ended December 31, as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                    1999              1998              1997
                                                                ------------      ------------      ------------
Net income (loss)                                               $(12,580,672)     $   (495,908)     $  1,895,968
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment                          (80,672)           17,798          (402,344)
    Tax benefit (expense) from foreign currency translation           32,269            (7,119)          160,938
                                                                ------------      ------------      ------------
        Net other comprehensive income (loss)                        (48,403)           10,679          (241,406)
                                                                ------------      ------------      ------------
 Comprehensive income (loss)                                    $(12,629,075)     $   (485,229)     $  1,654,562
                                                                ============      ============      ============


(13)       RELATED PARTY TRANSACTIONS

           In August 1999, the Company and certain of its Directors and Officers entered into Secured Promissory Notes and Stock Pledge Agreements, which totaled $841,465. The purpose of the loans was to exercise stock options scheduled to expire. Interest on the notes is at 6% per annum with note maturities in August 2002. The notes are fully recourse to the borrowers and are also collateralized by the Company's Common Stock.

(14)       SEGMENT INFORMATION

           The Company operates principally in one industry segment; the design, development, manufacture and market of semiconductor integrated circuit test products and services. The Company's principal customers are North American, European, and Asian-based semiconductor manufacturing companies.

           Two of the Company's customers exceeded 10% of net sales. The first customer accounted for 14%, 17%, and 17% of net sales for the years ended December 31, 1999, 1998, and 1997, respectively. The accounts receivable from that customer were $327,118, $586,318, and $1,081,424 at December 31,
           1999, 1998, and 1997, respectively. The second customer accounted for 13%, 12%, and 10% of net sales for the years ended December 31, 1999, 1998, and 1997, respectively, with accounts receivable of $639,091, $451,766, and $654,015 at December 31, 1999, 1998, and 1997,
           respectively.

           International sales represented 23%, 18%, and 18% of the Company's net sales in 1999, 1998, and 1997, respectively.

           The following is a summary of the Company's geographic operations:

                           North            Europe
                          America           and Asia      Eliminations      Consolidated
                        ------------     ------------     ------------      ------------
1999
------------------
Customer sales          $ 48,288,270     $ 14,367,481     $         --      $ 62,655,751
Intercompany sales           673,472        3,162,820       (3,836,292)               --
                        ------------     ------------     ------------      ------------
   Total sales          $ 48,961,742     $ 17,530,301     $ (3,836,292)     $ 62,655,751
                        ============     ============     ============      ============
Long-lived assets       $ 60,059,515     $  3,537,614     $(13,049,467)     $ 50,547,662
                        ============     ============     ============      ============

1998
------------------
Customer sales          $ 62,412,140     $ 13,795,337     $         --      $ 76,207,477
Intercompany sales           494,987        3,304,021       (3,799,008)               --
                        ------------     ------------     ------------      ------------
   Total sales          $ 62,907,127     $ 17,099,358     $ (3,799,008)     $ 76,207,477
                        ============     ============     ============      ============
Long-lived assets       $ 28,134,572     $  4,375,940     $ (5,753,626)     $ 26,756,886
                        ============     ============     ============      ============

1997
------------------
Customer sales          $ 56,670,599     $ 12,341,796     $         --      $ 69,012,395
Intercompany sales           864,575        2,110,599       (2,975,174)               --
                        ------------     ------------     ------------      ------------
   Total sales          $ 57,535,174     $ 14,452,395     $ (2,975,174)     $ 69,012,395
                        ============     ============     ============      ============
 Long-lived assets      $ 18,514,131     $  1,967,317     $ (2,805,672)     $ 17,675,776
                        ============     ============     ============      ============

           Management does not believe significant credit risk existed at December 31, 1999. The Company monitors its customers' financial condition and does not require collateral. Historically, the Company has not experienced significant losses related to receivables from any individual or groups of customers.

(15)       COMMITMENTS AND CONTINGENCIES

           In October 1998, the Company filed an action against the former President, Director and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of a merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company seeks to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. The defendants have responded and the action is proceeding to trial. While the Company intends to vigorously prosecute this action, it is impossible to predict the outcome of this or any litigation. It is not anticipated that this suit will have a material adverse impact on the Company's financial condition or results of operations.

           The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

(16)       EMPLOYEE BENEFIT PLANS

           In December 1997, the Board of Directors approved the Employee Stock Purchase Plan (the "ESPP") which provides employees the means to acquire an equity interest in the Company. Eligible employees of the Company can purchase Common Stock through payroll deductions at the lower of 85% of the closing price of the Common Stock on the offering commencement date or the offering termination date. Payroll deductions for the purchase of the stock may not exceed 10% of the employee's base compensation or $25,000. As of December 31, 1999, 60,899 shares had been purchased under this plan. The maximum number of shares that may be issued under this plan is 150,000.

           The Company established the Cerprobe Corporation 401(k) Plan ("the Plan") in 1993. Employees who have reached 18 years of age and who have completed 90 days of service for the Company are eligible to participate in the Plan. Participants may elect to defer up to 15% of their salary.

           Any contribution by the Company is at its discretion and only for those participants who have completed one year of service for the Company. The Company expensed discretionary contributions pursuant to the Plan in the approximate amounts of $264,778, $324,000, and $241,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The participants are fully vested in their and the Company's contributions.

(17)       DISCONTINUED OPERATIONS

           In the third quarter of 1998, the Company discontinued operations of SVTR, a wafer prober refurbishing and upgrading subsidiary acquired by the Company in January 1997. The discontinuance resulted from questions regarding the origins of certain software necessary for SVTR's business. In March 1999, Cerprobe sold certain SVTR assets for $500,000. No gain or loss was recognized on the sale.

           SVTR has been accounted for as a discontinued operation and accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses and income taxes associated with the discontinued operations are as follows:

                                YEARS ENDED DECEMBER 31,
                              ----------------------------
                                  1999             1998
                              -----------      -----------
Net sales                     $        --      $ 3,871,292
                              ===========      ===========

Loss from operations          $    (8,869)     $(3,550,636)
Income tax benefit                  3,547        1,625,816
                              -----------      -----------
Loss from operations, net     $    (5,322)     $(1,924,820)
                              ===========      ===========
Loss on disposal              $        --      $(6,346,233)
Income tax benefit                     --        2,538,493
                              -----------      -----------
Loss on disposal, net         $        --      $(3,807,740)
                              ===========      ===========

           The effective tax rate used in calculating the income tax benefit from discontinued operations is approximately the same as the Company's effective tax rate for continuing operations.

           The Company recorded a pretax charge of $4,597,034 to write down its assets to estimated net realizable value and to record additional liabilities in the shut down period. A charge of $1,749,199 was also recorded to reflect the estimated phase out costs and losses from operations associated with SVTR. The tax benefit associated with these charges was $2,538,493.

           The net assets (liabilities) of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:

                                                DECEMBER 31,
                                       ----------------------------
                                           1999             1998
                                       -----------      -----------
Current assets                         $   554,585      $ 3,445,737
Property, plant and equipment, net              --               --
Intangibles, net                                --               --
Other assets                                63,011           46,865
Current liabilities                       (289,358)        (931,913)
Long term debt                              (5,286)         (19,847)
Other long term liabilities               (769,581)      (1,058,939)
                                       -----------      -----------
                                       $  (446,629)     $ 1,481,903
                                       ===========      ===========


(18)       ACQUISITIONS

           UPSYS-CERPROBE L.L.C.

           On June 25, 1998, the Company purchased Upsys's 45% interest in Upsys-Cerprobe L.L.C. The acquisition resulted in $376,366 of goodwill, which is being amortized on a straight-line basis over eight years.

           CERPROBE EUROPE S.A.S. (FORMERLY SEMICONDUCTEUR SERVICES S.A.)

           On September 30, 1998, the Company acquired France-based Cerprobe Europe S.A.S. for $3.0 million in cash and $250,000 in acquisition related expenses. Cerprobe Europe S.A.S. designs, manufactures and distributes probe cards. The acquisition resulted in $1,568,000 in-process research and development, which was charged to operations upon acquisition, and $508,051 in goodwill, which is being amortized on a straight-line basis over 10 years, and $98,000 in assembled workforce, which is being amortized on a straight line basis over 4 years.

           The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated balance sheet includes the assets purchased and liabilities assumed of Cerprobe Europe S.A.S. at December 31, 1998 and the accompanying consolidated statements of operations include the results of Cerprobe Europe S.A.S. since the date of acquisition.

           OZ TECHNOLOGIES, INC. ("OZ")

           In December 1999, the Company acquired all of the outstanding stock of OZ, a manufacturer of systems solutions for IC package testing and a leading designer and producer of high performance test sockets and contactors for $36,000,000. OZ also designs and distributes ATE test boards and burn-in interfaces and systems. The purchase price consisted of $19,000,000 in cash, notes payable of $5,600,000, and
           1.5 million shares of Common Stock. Of the 1.5 million shares of common stock, up to 554,089 can be sold during the 180-day period on or after the effective date of the registration statement on Form S-3 with the Securities and Exchange Commission. If the selling shareholders sell the common stock during the 180-day period and the average proceeds per share after selling expenses are less than $7.58 per share and the average proceeds per share and the number of shares of Cerprobe Common Stock sold during the 180-day period shall be added to the Subordinated Promissory Note.

           The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. The acquisition resulted in $8,815,000 in-process research and development, which was charged to operations upon acquisition, $21,183,864 in goodwill which is being amortized on a straight-line basis over seven years and $1,009,091 in assembled workforce which is being amortized on a straight-line basis over four years. The purchase price of $36,000,000 plus acquisition costs of $1,900,000 was allocated as follows:

            Purchase price:
                  Cash                                        $  19,000,000
                  Note payable                                    5,630,000
                  Common Stock and additional paid in
                       capital                                   11,338,000
                  Costs of acquisition                            1,900,000
                                                              --------------
                                                              $  37,868,000
                                                              ==============
            Assets acquired and liabilities assumed:
                  Current assets                              $   8,945,021
                  Property, plant and equipment                   1,822,749
                  Other assets                                       87,209
                  In-process research and development             8,815,000
                  Goodwill and assembled workforce               22,192,955
                  Current liabilities                            (3,994,934)
                                                              --------------
                                                              $  37,868,000
                                                              ==============

           At acquisition, the state of the research and development products was not yet at a technological or commercially viable state. The Company did not believe that the research and development products had any future alternative use because if these products were not finished and brought to ultimate product completion, they would have no other value. Therefore, consistent with generally accepted accounting principles, the Company recorded a charge for the full value of the in-process research and development.

           The consolidated balance sheet as of December 13, 1999 includes the accounts of OZ and results of operations since the date of the acquisition. The following summary, prepared on a pro forma basis, excluding the charge for in-process research and development, present the results of operations as if the acquisition had occurred on January 1, 1998.

                                              Years ended December 31,
                                             1999                 1998
                                        ----------------------------------
                                          (unaudited)         (unaudited)
Net sales                                  $89,292,000        $ 97,082,000

Net income (loss)                             (938,400)          2,944,600

Basic net income (loss) per share                (0.10)               0.31

Diluted net income (loss) per share              (0.10)               0.30


           The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1998 or as a projection of future results.



(19)       FAIR VALUE OF FINANCIAL INSTRUMENTS

           SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine the amounts.

           The carrying amount of investment securities, receivables, accounts payable, and accrued expenses approximates fair value because of the short term nature of these items. The fair value of notes payable and capital lease obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

(20)       SUPPLEMENTAL FINANCIAL INFORMATION

           A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1999, 1998 and 1997 follows:

                                                             Balance at                                                   Balance at
                                                             beginning                                                      end of
                                                              of year              Additions           Deductions             year
                                                             ----------            ---------           ----------         ----------
           Allowance for doubtful accounts:

              Year ended December 31, 1999                     $333,364            $   4,000            $  6,355           $331,009

              Year ended December 31, 1998                     $215,179            $ 186,585            $ 68,400           $333,364

              Year ended December 31, 1997                     $223,000            $  24,000            $ 31,821           $215,179


           Allowance for obsolescence of inventories:

              Year ended December 31, 1999                     $264,656            $ 180,000            $313,736           $130,920

              Year ended December 31, 1998                     $244,000            $ 534,000            $513,344           $264,656

              Year ended December 31, 1997                     $129,000            $ 621,000            $506,000           $244,000


(21)       NET INCOME (LOSS) PER SHARE

           The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                        1999              1998               1997
                                                                    ------------      ------------      -------------
Net income (loss)                                                   $(12,580,672)     $   (495,908)     $   1,895,968
                                                                    ============      ============      =============

Weighted average outstanding common shares                             7,884,628         7,963,747          6,690,265
Effect of dilutive securities:
      Stock options                                                       62,768           287,626            292,103
      Antidilutive effect of
            dilutive securities                                          (62,768)               --                 --
                                                                    ------------      ------------      -------------
      Weighted average and common equivalent shares outstanding        7,884,628         8,251,373          6,982,368
                                                                    ============      ============      =============
      Basic net income (loss) per share                             $      (1.60)     $      (0.06)     $        0.28
                                                                    ============      ============      =============
      Diluted net income (loss) per share                           $      (1.60)     $      (0.06)              0.27
                                                                    ============      ============      =============

(22)       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                             FIRST QUARTER     SECOND QUARTER    THIRD QUARTER(1)    FOURTH QUARTER(2)
                                             -------------     --------------    -----------------   ------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
---------------------------
Net sales                                    $      15,606     $       14,103    $        14,932     $        18,015
Gross profit                                         5,560              4,246              5,189               6,023
Operating income (loss)                                335             (2,556)            (1,070)            (11,313)
Income (loss) from continuing operations               150             (1,659)              (878)            (10,189)
Net income (loss)                                      145             (1,659)              (878)            (10,189)
Basic net income (loss) per share                     0.02              (0.22)             (0.11)              (1.22)
Diluted net income (loss) per share                   0.02              (0.22)             (0.11)              (1.22)

YEAR ENDED DECEMBER 31, 1998
---------------------------
Net sales                                    $      22,953     $       18,139    $        20,107     $        15,008
Gross profit                                         9,879              7,253              8,593               5,430
Operating income                                     4,445              1,686              1,354                 223
Income from continuing operations                    2,748              1,202              1,036                 251
Net income (loss)                                    2,345                467             (3,557)                249
Basic net income (loss) per share                     0.29               0.06              (0.46)               0.03
Diluted net income (loss) per share                   0.28               0.06              (0.45)               0.03

(1) 1998 includes a write-off of in-process research and development of $1.6 million, or $0.11 per diluted share, related to the acquisition of Cerprobe Europe S.A.S.

(2) 1999 includes a write-off of in-process research and development of $8.8 million and $ 1.05 per diluted share, related to the acquisition of OZ Technologies, Inc.

                     CERPROBE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2000            1999
                                                                   ----------------------------
                                                                    (UNAUDITED)
                       ASSETS

Current assets:
  Cash                                                              $ 4,312,393     $ 3,484,045
  Accounts receivable, net of allowance of $362,102
    in 2000 and $397,763 in 1999                                     21,557,294      12,313,053
  Inventories, net                                                   12,597,563       9,728,500
  Accrued interest receivable                                            68,925          22,157
  Prepaid expenses                                                    1,540,601       1,107,378
  Income taxes receivable                                                36,101       4,041,140
  Deferred tax asset                                                    437,982       2,123,609
                                                                    -----------     -----------
      Total current assets                                           40,550,859      32,819,882

Property, plant, and equipment, net                                  21,613,746      23,537,021
Intangible assets, net                                               23,531,386      26,334,157
Other assets                                                            732,094         676,485
                                                                    -----------     -----------
      Total assets                                                  $86,428,085     $83,367,545
                                                                    ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $ 5,199,021     $ 3,687,143
  Accrued expenses                                                    6,547,356       5,584,724
  Current portion of notes payable                                    6,604,179      10,334,878
  Current portion of capital lease obligations                        1,108,469         954,957
  Net liabilities of discontinued operations                            336,322         446,629
                                                                    -----------     -----------
      Total current liabilities                                      19,795,347      21,008,331

Notes payable, less current portion                                   4,143,975       5,200,034
Capital lease obligations, less current portion                       2,271,452       2,454,637
Deferred tax and other liabilities                                      939,875         472,158
                                                                    -----------     -----------
      Total liabilities                                              27,150,649      29,135,160
                                                                    -----------     -----------
Minority interest                                                            --       1,115,545

Commitments and contingencies                                                --              --

Stockholders' equity:
  Preferred stock, $.05 par value; authorized 10,000,000
    shares; issued and outstanding none                                      --              --
  Common stock, $.05 par value; authorized 25,000,000
    shares; issued 9,897,897 and outstanding 9,489,732 shares
    at September 30, 2000 and issued 9,863,245 and outstanding
    9,419,052 shares at December 31, 1999                               494,895         493,162
  Additional paid-in capital                                         68,021,279      67,830,701
  Accumulated deficit                                                (3,212,876)     (9,074,938)
  Accumulated other comprehensive loss:
    Foreign currency translation                                       (582,670)       (236,534)
                                                                    -----------     -----------
                                                                     64,720,628      59,012,391
  Treasury stock, at cost, 408,165 shares at September 30,
    2000 and 444,193 shares at December 31, 1999                     (4,616,169)     (5,027,278)
  Notes receivable from related parties                                (827,023)       (868,273)
                                                                    -----------     -----------
      Total stockholders' equity                                     59,277,436      53,116,840
                                                                    -----------     -----------
      Total liabilities and stockholders' equity                    $86,428,085     $83,367,545
                                                                    ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------         -----------------------------------
                                                      2000                1999                    2000                 1999
                                                 ---------------    ----------------         --------------      ----------------
Net sales                                         $  34,773,473       $  14,932,031           $  92,521,191       $  44,640,667
Cost of goods sold                                   18,901,569           9,742,588              51,229,896          29,644,646
                                                 ---------------    ----------------         --------------      ----------------
    Gross profit                                     15,871,904           5,189,443              41,291,295          14,996,021
                                                 ---------------    ----------------         --------------      ----------------
Expenses:
  Selling, general, and administrative                8,480,325           4,939,049              23,138,915          14,647,956
  Engineering and product development                 1,359,765           1,186,108               3,649,132           3,248,051
  Goodwill amortization                                 916,284             134,214               2,824,314             390,987
                                                 ---------------    ----------------         --------------      ----------------
    Total expenses                                   10,756,374           6,259,371              29,612,361          18,286,994
                                                 ---------------    ----------------         --------------      ----------------
Operating income (loss)                               5,115,530          (1,069,928)             11,678,934          (3,290,973)
                                                 ---------------    ----------------         --------------      ----------------
Other income (expense):
  Interest income                                       105,404             192,831                 317,020             623,670
  Interest expense                                     (460,726)           (105,286)             (1,588,897)           (309,268)
  Other, net                                             91,608             (80,087)                365,494             (81,163)
                                                 ---------------    ----------------         --------------      ----------------
    Total other income (expense)                       (263,714)              7,458                (906,383)            233,239
                                                 ---------------    ----------------         --------------      ----------------
Income (loss) from continuing operations
  before minority interest and income taxes           4,851,816          (1,062,470)             10,772,551          (3,057,734)
Minority interest                                      (158,478)            (84,978)               (873,147)           (273,494)
                                                 ---------------    ----------------         --------------      ----------------
Income (loss) from continuing operations
  before income taxes                                 4,693,338          (1,147,448)              9,899,404          (3,331,228)
Income tax (provision) benefit                       (1,608,404)            269,310              (4,037,342)            944,480
                                                 ---------------    ----------------         --------------      ----------------
Income (loss) from continuing operations              3,084,934            (878,138)              5,862,062          (2,386,748)
Discontinued operations:
  Loss from operations of SVTR, Inc.,
    net of taxes                                             --                  --                      --              (5,322)
                                                 ---------------    ----------------         --------------      ----------------
Net income (loss)                                 $   3,084,934       $    (878,138)          $   5,862,062       $  (2,392,070)
                                                 ===============    ================         ==============      ================
Net income (loss) per common share:
  Basic:
  Net income (loss) per common share              $        0.33       $       (0.11)          $        0.62       $       (0.31)
                                                 ===============    ================         ==============      ================
  Weighted average number of common
    shares outstanding                                9,486,424           7,836,237               9,444,969           7,740,136
                                                 ===============    ================         ==============      ================
  Diluted:
  Net income (loss) per common share              $        0.31       $       (0.11)          $        0.59       $       (0.31)
                                                 ===============    ================         ==============      ================
  Weighted average number of common and
    common equivalent shares outstanding             10,053,426           7,836,237               9,887,542           7,740,136
                                                 ===============    ================         ==============      ================

     See accompanying notes to condensed consolidated financial statements.

                     CERPROBE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             NINE  MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------
                                                                                  2000              1999
                                                                             --------------------------------
Cash flows from operating activities:
  Income (loss) from continuing operations                                    $ 5,862,062       $(2,386,748)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations:
      Depreciation and amortization                                             7,538,325         4,279,538
      Gain on sale of equipment                                                  (527,271)           (3,176)
      Tax benefit from exercise of nonqualified stock options                      50,000            71,000
      Deferred income taxes                                                     1,605,813           (17,168)
      Provision for losses on accounts receivable                                  15,979             4,000
      Provision for obsolete inventory                                            479,180           180,000
      Income applicable to minority interest                                      873,147           273,494
      Changes in working capital of continuing operations:
        Accounts receivable                                                    (9,260,220)         (174,435)
        Inventories                                                            (3,348,243)       (1,594,055)
        Prepaid expenses and other assets                                        (578,725)         (293,052)
        Income taxes receivable                                                 4,154,799        (1,963,188)
        Accounts payable and accrued expenses                                   2,474,509           562,730
        Other liabilities                                                         547,531            (7,073)
                                                                              -----------       -----------
          Net cash provided by (used in) continuing operations                  9,886,886        (1,068,133)
                                                                              -----------       -----------
          Net cash provided by (used in) discontinued operations                 (260,067)           96,335
                                                                              -----------       -----------
          Net cash provided by (used in) operating activities                   9,626,819          (971,798)
                                                                              -----------       -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                    (6,081,855)       (4,745,100)
  Redemption of investment securities                                                  --         5,471,541
  Net distributions from CRPB Investors, L.L.C.                                    43,126           178,649
  Purchase of Minority Interest in Cerprobe Asia Pte Ltd                         (914,237)               --
  Proceeds from sale of property, plant, and equipment                          2,692,270            11,487
                                                                              -----------       -----------
          Net cash provided by (used in) investing activities                  (4,260,696)          916,577
                                                                              -----------       -----------
Cash flows from financing activities:
  Issuance of notes payable                                                     5,117,187         3,000,000
  Payments on notes payable                                                    (9,933,618)       (1,414,546)
  (Issuance) payment of notes receivable                                           41,250          (841,465)
  Net proceeds from employee stock purchase plan                                  254,718           177,674
  Net proceeds from exercise of stock options                                     298,702         1,398,665
                                                                              -----------       -----------
          Net cash provided by (used in) financing activities                  (4,221,761)        2,320,328
                                                                              -----------       -----------
Effect of exchange rates on cash                                                 (316,014)         (143,659)
                                                                              -----------       -----------
Net increase in cash                                                              826,348         2,121,448
Cash, beginning of period                                                       3,484,045         4,753,696
                                                                              -----------       -----------
Cash, end of period                                                           $ 4,312,393       $ 6,875,144
                                                                              ===========       ===========

Supplemental disclosures of cash flow information from continuing operations:
  Interest paid                                                               $ 1,588,896       $   309,268
                                                                              ===========       ===========
  Income taxes paid                                                           $ 1,522,148       $   371,619
                                                                              ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                      CERPROBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)        BASIS OF PREPARATION

           The accompanying condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated financial statements at such date.

           Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying consolidated financial statements and notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with Cerprobe Corporation's (the "Company") annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

           Results of operations for interim periods are not necessarily indicative of those to be achieved for full fiscal years.

           PRINCIPLES OF CONSOLIDATION

           The condensed consolidated financial statements include the accounts of Cerprobe Corporation and its subsidiaries: Cerprobe Europe Limited, Cerprobe Europe S.A.S., Cerprobe Asia Holdings Pte Ltd, Cerprobe Interconnect Solutions, Inc. ("CIS"), SVTR, Inc. ("SVTR"), Cerprobe Japan Co., Ltd, OZ Technologies, Inc. ("OZ"), OZTEK (M) Sdn. Bhd, Cerprobe International Holdings, Inc. and Cerprobe Foreign Sales Corporation. All significant intercompany transactions have been eliminated in consolidation.

           Prior to July 31, 2000 Cerprobe Asia Holdings Pte Ltd was a 60% owner of Cerprobe Asia Pte Ltd; the balance was owned by Asian investors. Cerprobe Asia Pte Ltd's wholly owned subsidiaries, Cerprobe Singapore Pte Ltd and Cerprobe Taiwan Co., Ltd., operate full service sales and manufacturing plants. As of July 31, 2000, Cerprobe Corporation purchased the minority ownership in Cerprobe Asia Pte Ltd resulting in 100% ownership by Cerprobe Corporation.

           In the third quarter of 1998, the Company discontinued operations of SVTR, a company that refurbished, reconfigured, and serviced wafer probing equipment. See Note 4.

           In March 1999, the Company formed Cerprobe Japan Co., Ltd. to operate a sales and distribution facility in Yokohama, Japan.

           In December 1999, the Company acquired California-based OZ Technologies, Inc. Accordingly, the consolidated financial statements as of December 31, 1999, and for the year ended December 31, 1999 include OZ's activities since the date of acquisition. See Note 5.

           In March 2000, the Company merged OZ and CIS into Cerprobe Corporation. As a result, OZ and CIS are no longer considered separate legal entities.

           RECLASSIFICATIONS

           Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

(2)        COMMITMENTS AND CONTINGENCIES

           In October 1998, the Company filed an action against the former President, Director, and shareholder of Silicon Valley Test & Repair, Inc., which was acquired by the Company by way of merger into its wholly-owned subsidiary, SVTR, Inc., in January 1997. The suit seeks rescission of the acquisition and/or monetary damages arising from failure of the defendants to disclose material facts regarding the origins of certain software necessary for SVTR, Inc.'s business. In February 1999, the defendants filed a counter claim against the Company alleging conversion, interference with contractual relations, unfair business practices, breach of contract, and specific performance allegedly arising from the Company's actions to preclude the defendants from selling the Company stock received by defendants as part of the purchase price of Silicon Valley Test & Repair, Inc.; the Company sought to recover this stock and the balance of the purchase price through its claims for rescission. In March 1999, the Company and SVTR filed an amended complaint. In July 2000, the defendants were granted Summary Judgement in their favor on all of Cerprobe and SVTR, Inc.'s claims. On September 5, 2000, the Company moved for summary judgement seeking dismissal of the majority of Defendants' counterclaims. On September 19, 2000, Defendants responded to the Company's motion and filed a cross-motion for summary judgement on each of their counterclaims. On October 19, 2000, the Court heard arguments on the Company's motion and the Defendants' cross-motion and took the matter under advisement. At present, the Court has not rendered its ruling on the matter. While the Company intends to vigorously defend the defendants' counter claim, it is impossible to predict the outcome of this or any other litigation. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations.

           The Company is involved in other legal actions arising in the ordinary course of business. In the opinion of management, the disposition of these actions would not have a material adverse effect on the Company.

(3)        COMPREHENSIVE INCOME (LOSS)

           Comprehensive income (loss) encompasses net income and "other comprehensive loss", which includes all other non-owner transactions and events which change stockholders' equity. The Company recognized comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 as follows:

                                                  Nine months ended September 30,
                                                  ------------------------------
                                                      2000             1999
                                                  -----------      -----------
Net income (loss)                                 $ 5,862,062      $(2,392,070)
Other comprehensive loss, net of tax benefit:
      Foreign currency translation
            adjustment                               (971,117)        (209,767)
   Tax benefit from foreign currency
         translation                                  388,447           83,907
                                                  -----------      -----------
            Net other comprehensive loss             (582,670)        (125,860)
                                                  -----------      -----------
Comprehensive income (loss)                       $ 5,279,392      $(2,517,930)
                                                  ===========      ===========

(4)        DISCONTINUED OPERATIONS

           In the third quarter of 1998, the Company discontinued operations of SVTR, a wafer prober refurbishing and upgrading subsidiary. The discontinuance resulted from questions regarding the origins of certain software necessary for SVTR's business.

           SVTR has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Net sales, related losses, and income taxes associated with the discontinued operations are as follows:

                                         Nine months ended September 30, 1999
                                         ------------------------------------
           Net sales                               $         -
                                                  ---------------

           Loss from operations                    $    (8,869)
           Income tax benefit                             3,547
                                                  ---------------
           Loss from operations, net               $    (5,322)
                                                  ===============

           The effective tax rate used in calculating the income tax benefit from discontinued operations is approximately the same as the Company's effective tax rate for continuing operations.

           The net liabilities of SVTR, as reclassified in the accompanying consolidated balance sheets, include the following:

                                        September 30, 2000    December 31, 1999
                                        ------------------   -------------------
           Current assets               $     297,383        $    554,585
           Other assets                        41,855               63,011
           Current liabilities                (35,055)            (289,358)
           Long-term debt                        (208)              (5,286)
           Other long-term liabilities       (640,297)            (769,581)
                                        ------------------   -------------------
                                        $    (336,322)       $    (446,629)
                                        ==================   ===================


(5)        ACQUISITIONS

           In December 1999, the Company acquired all of the outstanding stock of OZ, a manufacturer of systems solutions for IC package testing and a leading designer and producer of high performance test sockets and contactors, for $36 million. OZ also designs and distributes ATE test boards and burn-in interfaces and systems. The purchase price consisted of $19 million in cash, notes payable of $5.6 million, and
           1.5 million shares of the Company's Common Stock. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition. As a result of the acquisition, $8.8 million of in-process research and development was charged to operations. Goodwill of $21.2 million is being amortized on a straight-line basis over seven years and $1.0 million of assembled workforce is being amortized on a straight-line basis over four years. The purchase price of $36 million plus acquisition costs of $1.9 million was allocated as follows:

           Purchase price:
                 Cash                                        $  19,000,000
                 Notes payable                                   5,630,000
                 Common stock and additional paid in
                      capital                                   11,338,000
                 Costs of acquisition                            1,900,000
                                                             --------------
                                                             $  37,868,000
                                                             ==============
           Assets acquired and liabilities assumed:
                 Current assets                              $   8,945,021
                 Property, plant, and equipment                  1,822,749
                 Other assets                                       87,209
                 In-process research and development             8,815,000
                 Goodwill and assembled workforce               22,192,955
                 Current liabilities                            (3,994,934)
                                                             --------------
                                                             $  37,868,000
                                                             ==============

           At acquisition, the state of the research and development products was not yet at a technological or commercially viable state. The Company did not believe that the research and development products had any future alternative use because if these products were not finished and brought to ultimate product completion, they would have no other value. Therefore, consistent with generally accepted accounting principles, the Company recorded a charge for the full value of the in-process research and development.

           The condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999 include the accounts of OZ and results of operations since the date of acquisition. The following summary, prepared on a pro forma basis, excluding the charge for in-process research and development, presents the results of operations as if the acquisition had occurred on January 1, 1999.

                                                        Nine months ended
                                                        September 30, 1999
                                                        ------------------
                                                            (unaudited)
                   Net sales                            $    65,764,000
                   Net loss                                  (2,788,000)
                   Basic net loss per share                       (0.30)
                   Diluted net loss per share                     (0.30)

           The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999 or as a projection of future results.

(6)        RELATED PARTY TRANSACTIONS

           In August 1999, the Company and certain of its Directors and Officers entered into Secured Promissory Notes and Stock Pledge Agreements. The purpose of the loans was to exercise stock options scheduled to expire. Interest on the notes is at 6% per annum with note maturities in August 2002. The notes are fully recourse to the borrowers and are also collateralized by shares of the Company's Common Stock beneficially owned by the borrowers.

           In June 2000, the Company and Daniel J. Hill entered into an unsecured Promissory Note. The principal amount of the loan was $45,000, with a maturity of December 31, 2000. Interest on the note was 6% per annum. As of September 30, 2000 and December 31, 1999, the balance on all notes was $827,023 and $868,273, respectively.

(7)        SEGMENT INFORMATION

           The Company operates principally in one industry segment: the design, development, manufacture, and marketing of semiconductor integrated circuit test products and services. The Company's principal customers are North American, European, and Asian semiconductor manufacturing companies.

           One of the Company's customers exceeded 10% of net sales. This customer accounted for 17.8% and 15.5% of net sales for the nine months ended September 30, 2000 and 1999, respectively. The accounts receivable from the customer were $4,679,129 and $893,638 at September 30, 2000 and 1999, respectively.

           International sales represented 25.4% and 21.7% of the Company's net sales for the nine months ended September 30, 2000 and 1999, respectively.

           The following is a summary of the Company's geographic operations for the nine months ended September 30:

                       NORTH AMERICA   EUROPE & ASIA   ELIMINATIONS     CONSOLIDATED
                       -----------     -----------     -----------      -----------
2000
Customer sales         $69,052,782     $23,468,409     $        --      $92,521,921
Intercompany sales       1,581,576       4,062,517      (5,644,093)              --
                       -----------     -----------     -----------      -----------
    Total sales        $70,634,358     $27,530,926     $(5,644,093)     $92,521,921
                       ===========     ===========     ===========      ===========
Long-lived assets      $42,627,582     $ 2,677,118     $  (159,568)     $45,145,132
                       ===========     ===========     ===========      ===========

1999
Customer sales         $34,948,903     $ 9,691,764     $        --      $44,640,667
Intercompany sales         362,944       2,093,333      (2,456,277)              --
                       -----------     -----------     -----------      -----------
    Total sales        $35,311,847     $11,785,097     $(2,456,277)     $44,640,667
                       ===========     ===========     ===========      ===========
Long-lived assets      $23,196,751     $ 3,133,246     $  (123,777)     $26,206,220
                       ===========     ===========     ===========      ===========

(8)        SUBSEQUENT EVENTS

           On October 11, 2000, Cerprobe Corporation and Kulicke and Soffa Industries, Inc. ("K&S") signed a definitive agreement whereby, subject to the terms and conditions of the agreement, K&S will acquire Cerprobe. The acquisition, if consummated, will be made by means of a cash tender offer by a wholly-owned subsidiary of K&S for each share of Cerprobe common stock at a price of $20.00 per share. This will be followed by a back-end merger of Cerprobe with that subsidiary, with Cerprobe to remain as the surviving corporation and a subsidiary of K&S. The total purchase price, which also includes other acquisition-related costs, is expected to be approximately $225 million. The agreement has been unanimously approved by the boards of directors of both companies.

           The consummation of the tender offer is subject to customary closing conditions, including that a majority of the outstanding Cerprobe shares are tendered and the expiration or termination of the Hart-Scott-Rodino waiting period. The expiration of the Hart-Scott-Rodino waiting period has occurred. K&S commenced the tender offer on October 25, 2000, which, under the Securities and Exchange Commission rules, must be held open for a minimum of twenty business days.

           If K&S acquires at least 90% of the outstanding shares in the tender offer, it is expected that the back-end merger will be effected promptly after the consummation of the tender offer without a special meeting of shareholders. If less than 90% of the shares are acquired by K&S, a special meeting would be required for approval of the back-end merger, which would be assured if K&S acquires a majority of the outstanding shares in the tender offer. Cerprobe shareholders who do not tender their shares in the tender offer and who do not otherwise seek to have the value of their shares appraised under the applicable appraisal procedures under Delaware Law would receive $20.00 for each of their shares of common stock in the back-end merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE  OFFICERS  OF THE REGISTRANT.

Information required hereunder with respect to the directors will appear under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 2001 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 401(b) of Regulation S-K appears at the end of
Part I, Item 1 of this report under the heading "Executive Officers of the Company."

ITEM 11.   EXECUTIVE COMPENSATION.

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 2001 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT.

The information required hereunder will appear under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 2001 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 2001 Annual Meeting, which information is incorporated herein by reference.

PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



(a)       The following documents are filed as part of this report:



           (1)(a)   Financial Statements - Kulicke and Soffa Industries, Inc.:



                           Report of Independent Accountants                                                                   31
                           Consolidated Balance Sheet at September 30, 2000 and 1999                                           32
                           Consolidated Statement of Operations for the fiscal years
                                  ended September 30, 2000, 1999 and 1998                                                      33
                           Consolidated Statement of Cash Flows for the fiscal years
                                  ended September 30, 2000, 1999 and 1998                                                      34
                           Consolidated Statement of Changes in Shareholders' Equity
                                  for the fiscal years ended September 30, 2000, 1999 and 1998                                 35
                            Notes to Consolidated Financial Statements                                                    36 - 53

                   (b)   Financial Statements -  Cerprobe Corporation:

                          Report of Independent Accountants                                                                    54
                          Consolidated Balance Sheets at December 31, 1999 and 1998                                            55
                          Consolidated Statements of Operations for the years ended December 31,
                                  1999, 1998 and 1997                                                                          56
                          Consolidated Statements of  Stockholders' Equity and Comprehensive Income
                                  for the years ended December 31, 1999, 1998 and 1997                                         57
                          Consolidated Statements of Cash Flows for the years ended December 31,
                                  1999, 1998 and 1997                                                                     58 - 59
                          Notes to Consolidated Financial Statements                                                      60 - 76

                   (c)   Financial Statements -  Cerprobe Corporation:

                          Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited)
                                     and December 31, 1999                                                                     77
                          Condensed Consolidated Statements of Operations for the three and nine months ended
                                  September 30, 2000 (unaudited) and 1999                                                      78
                          Condensed Consolidated Statements of Cash Flows for the nine months ended
                                  September 30, 2000 (unaudited) and 1999                                                      79
                          Notes to Condensed Consolidated Financial Statements                                            80 - 84

           (2)     Financial Statement Schedules:

                   II - Valuation and Qualifying Accounts                                                                      89

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           (3)      Exhibits:


EXHIBIT
NUMBER                     ITEM

2(i) Agreement and Plan of Merger, dated as of October 11, 2000, by and among Kulicke and Soffa Industries, Inc., Cardinal Merger Sub.,Inc. and Cerprobe Corporation is incorporated herein by reference from Exhibit D(1) to the Company's Form TO filed on October 25, 2000.

2(ii) Stock Option Agreement, dated October 11, 2000, by and among Kulicke and Soffa Industries, Inc., Cardinal Merger Sub., Inc. and Cerprobe Corporation, is incorporated herein by reference from Exhibit D(2) to the Company's Form TO filed on October 25, 2000.

2(iii) Form of Affiliate Tender Agreement, dated as of October 11, 2000, between Kulicke and Soffa Industries, Inc. and certain stockholders of Cerprobe Corporation, filed as Exhibit 4 to Kulicke and Soffa Industries, Inc.'s Schedule 13D filed on October 23, 2000 is incorporated herein by reference.

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

4(iv) Credit Agreement dated December 21, 2000 between the Company and several Banks and PNC Bank, National Association, as agent for the Banks.

10(i) Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2(a) - 30 months), and Messrs. Perchick, Sprague, Jacobi, Wagner, Lendner, Leonhardt, May, Salmons, Sawachi, Spooner, Wolf, Belani, Chylak, Cristallo, Greenberger, Oscilowski, Torton, Amweg, Camarda, Hartigan, Kish, Mak, Marrs, Rheault and Strittmatter (Section 2(a) - 18 months), filed as Exhibit 10(vii) to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1998, is incorporated herein by reference.*

10(ii) The Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8,
           1996), filed as Exhibit 10(viii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, is incorporated herein by reference.*

10(iii) The Company's 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective February 9, 1999), is incorporated herein by reference.*

10(iv) The Company's Executive Incentive Compensation Plan, As Amended Through October 14, 1997, filed as Exhibit 10(ix) to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.*

10(v) Gold Supply Agreement, as amended October 2, 1995 between American Fine Wire Corporation, et al, and Rothschild Australia Limited, filed as Exhibit 10.1 to the Company's Form 8-K dated September 14, 1995 as amended by Form 8-K/A on October 26, 1995, is incorporated herein by reference.

10(vi) The Company's Executive Deferred Compensation Plan (As Amended and restated Effective October 1, 1999), is incorporated herein by reference.*

10(vii) Operating Agreement of Flip Chip Technologies, LLC dated February 28, 1996, filed as Exhibit 10 to the Company's

           Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, is incorporated herein by reference.

10(viii) Convertible Loan Agreements between the Company, Flip Chip Technologies, LLC and Delco Electronics Corporation dated June 16, 1997, October 30, 1997, February 18, 1998 and November 19, 1998 filed as Exhibit 10(xviii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, is incorporated herein by reference.

10(ix) The Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by reference.*

10(x) Amendment No. 1 to the Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan., is incorporated by reference.*

10(xi) Amendment No. 1 to the Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), is incorporated by reference.*

10(xii) Amendment No. 1 to the Company's 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), is incorporated by reference.*

21         Subsidiaries of the Company.

23.1       Consent of PricewaterhouseCoopers LLP (Independent Accountants).

23.2       Consent of KPMG LLP (Independent Public Accountants).

27         Financial Data Schedule.

99(i) Kulicke and Soffa Industries, Inc. and Cerprobe Corporation Unaudited Pro Forma Combined Statement of Operations and Balance Sheet

*          Indicates a Management Contract or Compensatory Plan.

(b)        Reports on Form 8-K:

           None

                       KULICKE AND SOFFA INDUSTRIES, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)



                                                                                 Charged
                                      Balance           Charged to               to other                                Balance
                                    at beginning        costs and                accounts-          Deductions           at end
        Description                  of period           expenses                describe            describe           of period
------------------------------    ---------------     ---------------        ---------------     ---------------     ---------------
Year ended September 30, 1998
-----------------------------
Allowance for doubtful
 accounts                         $         2,149     $            29        $            --     $           501(1)  $         1,677
                                  ===============     ===============        ===============     ===============     ===============

Inventory reserve                 $        12,845     $         4,132        $            --     $         1,319(2)  $        15,658
                                  ===============     ===============        ===============     ===============     ===============

Valuation allowance for
 deferred taxes                   $         4,654     $         2,437(3)     $            --     $            --     $         7,091
                                  ===============     ===============        ===============     ===============     ===============

Year ended September 30, 1999
-----------------------------
Allowance for doubtful
 accounts                         $         1,677     $           812        $            --     $           762(1)  $         1,727
                                  ===============     ===============        ===============     ===============     ===============

Inventory reserve                 $        15,658     $         1,200        $            --     $         1,930(2)  $        14,928
                                  ===============     ===============        ===============     ===============     ===============

Valuation allowance for
 deferred taxes                   $         7,091     $         5,124(3)     $            --     $            --     $        12,215
                                  ===============     ===============        ===============     ===============     ===============

YEAR ENDED SEPTEMBER 30, 2000
-----------------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS                         $         1,727     $         2,758        $            --     $           130(1)  $         4,355
                                  ===============     ===============        ===============     ===============     ===============

INVENTORY RESERVE                 $        14,928     $         6,978        $            --     $         5,665(2)  $        16,241
                                  ===============     ===============        ===============     ===============     ===============

VALUATION ALLOWANCE FOR
 DEFERRED TAXES                   $        12,215     $           509(3)     $            --     $            --     $        12,724
                                  ===============     ===============        ===============     ===============     ===============

           (1)        Bad debts written off.

           (2)        Disposal of excess and obsolete inventory.

           (3) Reflects the increase in the valuation allowance associated with net operating losses of the Company's Japanese subsidiary plus an increase in the valuation allowance related to U.S. tax credits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  KULICKE and SOFFA INDUSTRIES, INC.



                                  By:  /s/  C. SCOTT KULICKE
                                      --------------------------------

                                               C. Scott Kulicke
                                               Chairman of the Board and
                                               Chief Executive Officer



                                  Dated:  December 27, 2000



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                 Signature                                         Title                                   Date
--------------------------------------------              -----------------------------             --------------------
 /s/  C. SCOTT KULICKE
-----------------------------------------
      C. Scott Kulicke                                    Chairman of the Board                     December 27, 2000
     (Principal Executive Officer)                        and Director

 /s/ CLIFFORD G. SPRAGUE
-----------------------------------------
      Clifford G. Sprague                                 Senior Vice President                     December 27, 2000
     (Principal Financial Officer)                        and Chief Financial
                                                          Officer

 /s/ PHILIP V. GERDINE
-----------------------------------------
      Philip V. Gerdine                                   Director                                  December 27, 2000

 /s/ JOHN A. O'STEEN
-----------------------------------------
      John A. O'Steen                                     Director                                  December 27, 2000

 /s/ ALLISON F. PAGE
-----------------------------------------
      Allison F. Page                                     Director                                  December 27, 2000

 /s/ MACDONELL ROEHM, JR.
-----------------------------------------
      MacDonell Roehm, Jr.                                Director                                  December 27, 2000

 /s/ LARRY D. STRIPLIN, JR.
-----------------------------------------
      Larry D. Striplin, Jr.                              Director                                  December 27, 2000

 /s/ C. WILLIAM ZADEL
-----------------------------------------
      C. William Zadel                                    Director                                  December  27, 2000

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
                                      ITEM
4(iv) Credit Agreement dated December 21, 2000 between the Company and several Banks and PNC Bank, National Association, as agent for the Banks.

21         Subsidiaries of the Company.

23.1       Consent of PricewaterhouseCoopers LLP (Independent
           Accountants)

23.2       Consent of KPMG LLP (Independent Public Accountants)

27         Financial Data Schedule

99(i)      Kulicke and Soffa Industries, Inc. and Cerprobe Corporation
           Unaudited Pro Forma Combined Statement of Operations and Balance Sheet