Form 10-Q
period 2000-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2001-02-14
CIK 56978

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 2000
                                    -----------------

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                       ---       ---

As of January 31, 2000, there were 48,818,502 shares of the Registrant's Common Stock, Without Par Value outstanding.

                       KULICKE AND SOFFA INDUSTRIES, INC.

                          FORM 10 - Q DECEMBER 31, 2000

                                      INDEX



                                                                    Page No.
                                                                    --------
PART I.   FINANCIAL INFORMATION:


Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
            September 30, 2000 and December 31, 2000                   3

          Condensed Consolidated Statements of Operations -
            Three Months Ended December 31, 1999 and 2000              4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended December 31, 1999 and 2000              5

          Notes to Condensed Consolidated Financial Statements       6 - 11


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                       11 - 26

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                 26


PART II.  OTHER INFORMATION:

Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                         27

Signatures.                                                           28

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                        KULICKE AND SOFFA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      December 31,
                                                                  September 30,           2000
                                                                      2000            (unaudited)
                           ASSETS                                  --------           -----------
CURRENT ASSETS:
Cash and cash equivalents                                           $211,489            $ 81,854
Short-term investments                                               105,130              38,403
Accounts and notes receivable (less allowance
  for doubtful accounts: 9/30/00-$4,355; 12/31/00-$5,663)            188,485             160,506
Inventories, net                                                      74,034             100,818
Prepaid expenses and other current assets                              9,748              16,602
                                                                    --------            --------
   TOTAL CURRENT ASSETS                                              588,886             398,183
Property, plant and equipment, net                                    83,867             136,457
Intangible assets and goodwill, net                                   41,724             271,984
Other assets                                                           8,375               9,826
                                                                    --------            --------
   TOTAL ASSETS                                                     $722,852            $816,450
                                                                    ========            ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt                 $  1,026            $ 11,447
Accounts payable                                                      62,513              56,378
Accrued expenses                                                      51,935              69,342
Income taxes payable                                                  10,724               9,662
                                                                    --------            --------
  TOTAL CURRENT LIABILITIES                                          126,198             146,829
Other liabilities                                                      7,967               8,887
Long term debt                                                       175,000             228,500
Deferred Taxes                                                         4,148              34,679
Minority interest                                                      4,197               4,645
                                                                    --------            --------
  TOTAL LIABILITIES                                                  317,510             423,540
                                                                   ---------            --------

Commitments and contingencies                                             --                  --

SHAREHOLDERS' EQUITY:
Common stock, without par value                                      189,766             190,092
Retained earnings                                                    220,263             208,577
Accumulated other comprehensive loss                                  (4,687)             (5,759)
                                                                    --------            --------
  TOTAL SHAREHOLDERS' EQUITY                                         405,342             392,910
                                                                    --------            --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $722,852            $816,450
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

                        KULICKE AND SOFFA INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                      (unaudited)

                                                                               Three months ended
                                                                                   December 31,
                                                                         ------------------------------
                                                                             1999                2000
                                                                          ---------           ---------
Net sales                                                                  $179,849            $155,384

Cost of goods sold                                                          119,937             101,298
                                                                           --------            --------
Gross profit                                                                 59,912              54,086
                                                                           --------            --------
Selling, general and administrative                                          29,823              35,340
Research and development, net                                                12,103              17,593
Amortization of goodwill and intangibles                                        870               2,601
Purchased in-process research and development                                    --              11,709
                                                                           --------            --------
Income (loss) from operations                                                17,116             (13,157)
Interest income                                                               1,090               3,900
Interest expense                                                               (514)             (2,664)
Equity in loss of joint ventures                                               (346)                 --
                                                                           --------            --------
Income (loss) before income taxes                                            17,346             (11,921)
Income tax provision                                                          4,978                   7
                                                                           --------            --------
Income (loss) before minority interest                                       12,368             (11,928)
Minority interest in net loss of subsidiary                                     433                 242
                                                                           --------           ---------
Net income (loss)                                                          $ 12,801            $(11,686)
                                                                           ========            ========

Net income (loss) per share:
  Basic                                                                    $   0.27            $   (.24)
                                                                           ========            ========
  Diluted                                                                  $   0.26            $   (.24)
                                                                           ========            ========

Weighted average common shares outstanding:
   Basic                                                                     47,098              48,748
   Diluted                                                                   50,684              48,748

The accompanying notes are an integral part of these consolidated financial statements.

                           KULICKE AND SOFFA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                                        Three months ended
                                                                           December 31,
                                                                 --------------------------------
                                                                    1999                2000
                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)                                                 $ 12,801           $ (11,686)
 Adjustments to reconcile net income(loss) to
   net cash provided by (used in) operating activities:
   Depreciation and amortization                                     5,476               9,703
   Purchased in-process research and development                        --              11,709
   Equity in loss of joint ventures                                    346                  --
   Minority interest in net loss of subsidiary                        (433)               (242)
   Deferred taxes                                                    2,333                (405)
   Changes in components of working
     capital, net of effects of acquired
     companies                                                     (23,953)             43,033
   Other, net                                                        1,443              (3,125)
                                                                  --------           ---------
   Net cash provided by (used in)
     operating activities                                           (1,987)             48,987
                                                                  --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale (purchase)of investments classified as
   available for sale                                              (18,981)             67,323
 Purchases of property, plant and equipment                         (8,436)            (23,936)
 Purchase of Cerprobe Corp., net of cash                                --            (216,409)
 Purchase of Probe Technology Corp., net of cash                        --             (62,512)
 Investments in and loans to joint ventures                           (823)                 --
                                                                  --------           ---------
 Net cash used in investing activities                             (28,240)           (235,534)
                                                                  --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                          169,579              58,000
 Proceeds from issuance of common stock                              1,330                 122
 Payments on borrowings                                                 --              (1,210)
                                                                  --------           ---------
Net cash provided by
 financing activities                                              170,909              56,912
                                                                  --------           ---------
Changes in cash and cash equivalents                               140,682            (129,635)
Cash and cash equivalents at beginning
  of period                                                         37,155             211,489
                                                                  --------           ---------
Cash and cash equivalents at end of period                        $177,837           $  81,854
                                                                 =========           =========

CASH PAID DURING THE PERIOD FOR:
Interest                                                          $     59           $   4,364
Income Taxes                                                      $    431           $     499

The accompanying notes are an integral part of these consolidated financial statements

              KULICKE AND SOFFA INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (amounts in thousands, except per share and employee data)
                           (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position at December 31, 2000, and the results of its operations for the three month periods ended December 31, 1999 and 2000 and its cash flows for the three month periods ended December 31, 1999 and 2000. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                     September 30,   December 31,
                                         2000            2000
                                       --------        --------
Raw materials and supplies             $ 50,394        $ 68,241
Work in process                          22,687          26,569
Finished goods                           17,194          22,244
                                       --------        --------
                                         90,275         117,054
Inventory reserves                      (16,241)        (16,236)
                                       --------        --------
                                       $ 74,034        $100,818
                                       ========        ========

NOTE 3 - EARNINGS PER SHARE:

Basic net income (loss) per share ("EPS") is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income(loss) per share assumes the exercise of employee stock options and the conversion of the convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income(loss) per share. In addition, in computing diluted net income per share if convertible securities are assumed to be converted to common shares the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three months ended December 31, 2000, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect on net loss per share.

A reconciliation of weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:

                                                  Three months ended
                                                      December 31,
                                                  ------------------
                                                   1999        2000
                                                  ------      ------
Weighted average shares outstanding - Basic       47,098      48,748
Potentially dilutive securities:
  Employee stock options                           2,030          *
  Convertible subordinated notes                   1,556          *
                                                  ------      ------
Weighted average shares outstanding - Diluted     50,684      48,748
                                                  ======      ======

* Due to the Company's net loss for the three months ended December 31, 2000, potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive employee and director stock options was 785,000 and for convertible subordinated notes was 7,642,000 in the three months ended December 31, 2000.

The after-tax interest expense recognized by the Company in the three months ended December 31, 1999 associated with the convertible subordinated notes that was added back to net income in order to compute net income per diluted share was $0.3 million.

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the three month periods ended December 31, 2000 and 1999 were as follows:

                                                            Advanced
                                             Packaging      Packaging
Three months ended            Equipment      Materials      Technology      Test
 December 31, 2000:            Segment        Segment        Segment      Segment(1)     Corporate      Total
                              ---------      ---------      ----------    ----------     ---------     --------
Net sales                     $ 84,597       $ 48,207         $ 8,281      $ 14,299                     $155,384
Cost of goods sold              47,994         34,491           8,028        10,785                      101,298
                              --------       --------         -------      --------       --------      --------
Gross profit                    36,603         13,716             253         3,514                       54,086
Operating costs                 31,511          8,256           6,499         5,653       $  3,615        55,534
Purchased in-process
 research and
 development                        --             --              --        11,709             --        11,709
                              --------       --------         -------      --------       --------      --------
Income (loss)
 from operations              $  5,092       $  5,460         $(6,246)     $(13,848)      $ (3,615)     $(13,157)
                              ========       ========         =======      ========       ========      ========
Income(loss)
 from operations before
 Cerprobe Corp. and Probe
 Technology acquisition
 related expenses             $  5,092       $  5,460         $(6,246)     $  1,398       $ (3,615)     $  2,089
                              ========       ========         =======      ========       ========      ========

Segment assets at
 December 31, 2000            $219,025       $101,939         $50,280      $314,894       $130,312      $816,450
                              ========       ========         =======      ========       ========      ========

                                                            Advanced
                                             Packaging      Packaging
Three months ended            Equipment      Materials      Technology      Test
 December 31, 1999:            Segment        Segment        Segment       Segment(1)     Corporate      Total
                              ---------      ---------      ----------     ----------     ---------     --------
Net sales                     $132,531       $ 42,440         $ 4,878      $    --                      $179,849
Cost of goods sold              84,333         30,323           5,281           --                       119,937
                              --------       --------         -------      --------       --------      --------
Gross profit                    48,198         12,117            (403)          --                        59,912
Operating expenses              28,291          6,678           4,236           --        $  3,591        42,796
                              --------       --------         -------      --------       --------      --------
Income (loss)
 from operations              $ 19,907       $  5,439         $(4,639)     $    --        $ (3,591)     $ 17,116
                              ========       ========         =======      ========       ========      ========
Segment assets at
 December 31, 1999            $237,199       $ 89,330         $39,288      $    --        $208,836      $574,653
                              ========       ========         =======      ========       ========      ========

(1) Comprised of the recently acquired Cerprobe Corporation and Probe Technology Corporation. The Company completed its acquisition of Cerprobe in November 2000 and Probe Technology in December 2000. The results of both companies, from the date of acquisition through December 31, 2000 are included in loss from operations for the quarter ended December 31, 2000 but are not included in the operating results of the Company for any period preceding their respective dates of acquisition.

Note 5 - DEBT

In December 2000, the Company entered into a new $60.0 million (reducing to $40.0 million over a three year period) bank revolving credit facility which replaced the revolving credit facility that had been in place for several years. The new facility expires in December 2003. Borrowings are subject to compliance with financial and other covenants set forth in the revolving credit documents. Borrowings bear interest either at a Base Rate (defined as the higher of the prime rate or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 1.0% to 2.0%, depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization). The new revolving credit facility is guaranteed by certain of the Company's domestic subsidiaries and requires the Company maintain certain financial covenants including a leverage ratio, a liquidity ratio and a minimum net worth requirement. The revolving credit facility also limits the Company's ability to mortgage, pledge or dispose of a material portion of its assets and imposes restrictions on the Company's investments and acquisitions.

The Company also has outstanding, $175.0 million of convertible subordinated notes. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at 4 3/4%, are convertible into the Company's common stock at $22.8997 per share and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company's securities. Interest on the notes will be paid on June 15 and December 15 of each year. The Company may redeem the notes in whole or in part at any time after December 18, 2002 at prices ranging from 102.714% at December 19, 2002 to 100.0% at December 15, 2006.

Note 6 - ACQUISITIONS

In November 2000, the Company completed its tender offer for 100% of the outstanding shares of Cerprobe Corporation ("Cerprobe") for $20 per share. The total purchase price of Cerprobe, including transaction costs, the assumption of acquisition related liabilities and debt repayment, was approximately $225.0 million, payable in cash. In December 2000 the Company purchased all the outstanding shares of Probe Technology Corporation ("Probe Tech") for approximately $65.0 million, including transaction costs and the assumption of acquisition related liabilities, payable in cash. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The acquisitions have been recorded using the purchase method of accounting and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. The Company has allocated a portion of the purchase price for each acquisition to intangible assets valued using a discount rate of 25% for Cerprobe and 18% for Probe Tech. The portion of the purchase prices allocated to in-process R&D projects that did not have future alternative use and to which technological feasibility had not been established totaled $11.3 million for Cerprobe and $.4 million for Probe Tech and were charged to expense as of the acquisition dates. The purchase price allocation is preliminary and will likely change upon resolution of open matters including completion of appraisals, finalization of restructuring activities, purchase price adjustments and the final assessment of certain contingencies. The Company received a waiver of a bank covenant under its then existing bank revolving credit facility, which limited the amount the Company could spend on acquisitions, in order to complete the Cerprobe and Probe Tech acquisitions. The Company borrowed $55.0 million under its bank revolving credit facility to partially fund the purchase of Probe Tech. The operations of these two companies are being combined to create a test division, which is being disclosed as a separate business segment for financial reporting purposes.

Pro forma operating results for the three months ended December 31, 1999 and December 31, 2000 assuming the acquisitions of Cerprobe and Probe Tech were consummated on October 1, 1999 appear below. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of the future operating results of the combined businesses.

                               Unaudited ProForma
                           Combined Operating Results
                     (in thousands, except per share amount)

                                          Three months ended December 31,
                                          -------------------------------
                                               1999(1)          2000
                                              -------           ----
Net sales                                    $205,480         $182,807
Net loss                                      $(4,000)        $(14,167)
Basic and diluted net loss per share           $(0.08)          $(0.29)


(1) The results of Cerprobe for the three months ended December 31, 1999 included a charge of $8.8 million for in-process R&D associated with its acquisition of OZ Technologies, Inc.

The components of the preliminary purchase price allocation for the acquisitions of Cerprobe and Probe Tech are as follows:

                                                         (In thousands)
                                                    Cerprobe          Probe Tech
                                                    --------          ---------
Current assets                                      $ 44,223           $12,180
Property,plant,equipment and
 other long term assets                               27,241             8,948
Acquired intangibles                                  80,800            30,253
Acquired in-process research
 and development                                      11,295               414
Goodwill                                             104,864            16,298
Less: Liabilities assumed                            (74,927)           (3,432)
                                                    --------           -------
Total                                               $193,496           $64,661
                                                    ========           =======

The goodwill and intangible assets resulting from the acquisitions is being amortized on a straight-line basis over a 10-year period.

The Cerprobe and Probe Tech in-process R&D value was comprised of several research and development projects which were scheduled to reach completion in 2001 and 2002. At the acquisition date, research and development projects ranged in completion from 10% to 90% complete.

In February 1999, the former President, director and shareholder of Silicon Valley Test & Repair, Inc. (a company acquired by Cerprobe Corporation in January 1997) filed counterclaims against Cerprobe in an action Cerprobe brought to rescind the acquisition. The counterclaims allege breach of contract, conversion and other tortious conduct. Cerprobe's claims for rescission were denied. A summary judgment motion filed by Cerprobe seeking dismissal of most of the counterclaims, and a cross-motion for summary judgment filed by the defendant are pending. While the Company intends to vigorously defend the defendants' counter claims, it is impossible to predict the outcome of this or any other litigation. It is not anticipated that the suit will have a material adverse impact on the Company's financial condition or results of operations. The outcome of this case could potentially impact the Cerprobe purchase price allocation.

Note 7 - COMPREHENSIVE INCOME (LOSS):

For the three months ended December 31, 1999 and 2000, the components of total comprehensive income (loss) are as follows:

                                                    Three months ended
                                                       December 31,
                                                 --------------------------
                                                  1999              2000
                                                 ------            ------
Net income(loss)                                 $12,801          $(11,686)
                                                 -------          --------
Foreign currency translation adjustment              217            (1,067)
Unrealized gain(loss)
 on investments, net of taxes                          4                (5)
                                                 -------          --------
Other comprehensive income (loss)                    221            (1,072)
                                                 -------          --------
Comprehensive income(loss)                       $13,022          $(12,758)
                                                 =======          ========


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

o the successful integration of recent acquisitions into our company's operating structure and expected growth rates for these companies;

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading "Risk Factors" within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 3 to 11 of this Form 10-Q for a full understanding of our financial position and results of operations for the three month period ended December 31, 2000.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and test interconnect solutions and provide flip chip bumping services for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment and license our flip chip bumping process technology. Our operating results primarily depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile and has experienced periodic downturns and upturns which have had severe effects on the semiconductor industry's demand for capital equipment, including the assembly equipment we manufacture and market and, to a lesser extent, the packaging materials and test interconnect solutions we sell. We do not consider our business to be seasonal in nature.

In November 2000 we acquired 100% of the stock of Cerprobe Corporation (referred to as Cerprobe) and in December 2000 we acquired 100% of the stock of Probe Technology Corporation (referred to as Probe Tech). Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. These acquisitions have been recorded using the purchase method of accounting and have been consolidated with the company's operating results beginning on the date of acquisition. The acquisitions were a step forward in our strategy to offer the most complete, capable and cost-effective interconnect solutions. These two companies comprise our new test segment.

Beginning in the fourth quarter of fiscal 2000 we experienced customer order deferrals and push-outs. As a result, our net sales in the first quarter of fiscal 2001 were below those in the same period in the prior year and we expect our sales in the second quarter of fiscal 2001 to be below the first quarter's net sales. In reaction to the anticipated lower sales volume, on February 13, 2001, we announced a 7% reduction in our workforce. The financial impact of this reduction is currently being evaluated.

RESULTS OF OPERATIONS - Three month period ended December 31, 2000 compared to the three month period ended December 31, 1999.

During the three months ended December 31, 2000 we reported bookings of $115.0 million, including $15.0 million from the test segment, compared to $219.0 million recorded in the prior quarter and $206.9 million recorded for the three months ended December 31, 1999. At December 31, 2000, we had a backlog of customer orders totaling $125.0 million, including $22.0 million at the test segment, compared to $143.0 million at September 30, 2000 and $120.1 million at December 31, 1999. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, our backlog as of any date may not be indicative of sales for any succeeding period.

Sales

Net sales for the three months ended December 31, 2000 (which included approximately one month of revenue of Cerprobe and Probe Tech) were 13.6% below the comparable period in the prior year. The lower sales were primarily reflected in our equipment segment where unit sales of automatic ball bonders were 57% below the same quarter in the prior year. The lower unit sales volume of automatic ball bonders was partially offset by a 20% increase in the average selling price of the automatic ball bonders, reflecting sales of our newly introduced Models 8028S and 8028PPS automatic ball bonders which offer increased productivity and technical performance. Packaging materials sales were 13.6% higher than the prior year due to the increased volume of gold wire and expendable tool shipments. Also, sales of our advanced packaging segment were 69.8% higher than the prior year due to higher bumping service revenue and license income at Flip Chip Technologies LLC (referred to as Flip Chip), our joint venture with Delco Electronics Corporation. We also recorded $14.3 million in sales from Cerprobe and Probe Tech which are being reported as our test segment.

International sales (shipments of our products with ultimate foreign destinations) comprised 72% and 90% of our total sales during the three months ended December 31, 2000 and 1999, respectively. Sales to customers in the Asia/Pacific region accounted for approximately 59% and 79% of our total sales during the three months ended December 31, 2000 and 1999, respectively.

Gross Profit

Gross profit decreased to $54.1 million compared to $59.9 million during the comparable period of the prior year due primarily to the lower volume of ball bonder shipments. However, gross margin (gross profit as a percentage of sales) increased to 34.8% in the three months ended December 31, 2000 from 33.3% in the prior year. The equipment business gross margin was 43.3% compared to 36.4% in the prior year due to a lower cost of production as a result of the move of the ball bonder manufacturing to Singapore and a higher average selling price of our automatic ball bonders (primarily our Models 8028S and 8028PPS). The packaging materials business reported a gross margin of 28.5% for the three months ended December 31, 2000 compared to 28.6% in the comparable period of the prior year. Consolidated gross margin was also favorably impacted from a gross margin of 3.1% at our advanced packaging segment compared to a loss in the prior year, resulting from the higher bumping volume and license revenue at Flip Chip. The test segment recorded gross profit from operations, excluding an acquisition related inventory "step-up" charge of $1.8 million, of $5.4 million or 37.4% of sales.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased $5.5 million in the three months ended December 31, 2000 from the comparable period in the prior year. The higher SG&A expenses included approximately $3.4 million associated with the operations of Cerprobe and Probe Tech. The remaining increase in SG&A expenses was due to higher payroll and related costs.

Research and Development

Net research and development ("R&D") expense for the three months ended December 31, 2000 increased $5.5 million to $17.6 million from $12.1 million in the comparable period of the prior year, reflecting our commitment to new product introductions and product development in our equipment and packaging materials businesses as well as R&D spending at X-LAM and Flip Chip.

Acquisition Costs

In connection with the acquisitions of Cerprobe and Probe Tech we recorded a charge of $11.7 million for in-process R&D representing the appraised value of products still in the development stage that did not have a future alternative use and have not reached technological feasibility. We also recorded amortization expense of $1.7 million associated with the goodwill and intangible assets associated with the purchase of Cerprobe and Probe Tech.

Loss from Operations

Loss from operations was $13.2 million for the three months ended December 31, 2000 compared to income from operations of $17.1 million in the comparable period of the prior year. The loss from operations was due primarily to the lower sales and associated gross profit, additional expenses associated with the newly acquired companies, higher R&D expense and the charge for in-process research and development.

Interest

Interest income in the three months ended December 31, 2000 was $2.8 million higher than in the comparable period in the prior year. The higher interest income resulted from investment income on higher cash balances. However, due to the purchases of Cerprobe and Probe Tech for cash we have increased our borrowings and reduced our investment portfolio and we expect to report lower interest income in future quarters of fiscal 2001. Interest expense in the three months ended December 31, 2000 was $2.2 million higher than the prior year due to interest on our subordinated notes for a full quarter this year compared to a partial quarter last year and interest on bank borrowing to consummate the Probe Tech acquisition.

Equity in loss of joint venture

In the three months ended December 31, 1999 we recorded a loss on our equity interest in Advanced Polymer Solutions, LLC ("APS"), a joint venture with Polyset Company, Inc. APS was dissolved in September 2000 and operations ceased at that time.

Tax Expense

Our effective tax rate for fiscal 2000 is expected to approximate 28%, the same as the prior year. Our effective tax rate is favorably impacted by tax incentives associated with the move of the automatic ball bonder manufacturing to Singapore and incentives from Israel. In the three months ended December 31, 2000 we did not record an income tax benefit on the $11.7 million charge for in-process research and development.

Minority Interest in Net Loss of Subsidiary

In the three months ended December 31, 2000, we recorded minority interest of $0.2 million reflecting our joint venture partner's share of the loss incurred at Flip Chip.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The company adopted this statement in the first quarter of 2001. There was no cumulative effect of adoption. The impact of SFAS No. 133 on the company's future results will be dependent upon the fair values of the company's derivatives and related financial instruments and could result in increased volatility.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are required to adopt SAB101 in the fourth quarter of fiscal year 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, that do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the guidelines of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ended September 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." We are currently assessing the full impact of SAB 101 on our reported financial results. Based on our analysis to-date, we expect when SAB 101 is adopted to report a cumulative adjustment to net income of between $10.0 million and $15.0 million in fiscal 2001 for all prior annual periods based on a revenue deferral ranging between $20.0 million and $30.0 million. We also expect revenues in the first quarter of fiscal 2001 will be lower than those reported in this report by $5.0 million to $10.0 million as a result of adoption of SAB 101. We believe that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2000, cash, cash equivalents and investments totaled $120.3 million compared to $316.6 million at September 30, 2000. Additionally, we have a $60.0 million (reducing to $40 million over a three year period) bank revolving credit facility. The bank facility expires in December 2003. The borrowings are subject to our compliance with financial and other covenants set forth in the revolving credit documents. At December 31, 2000, we had $58 million of cash borrowings outstanding under the facility and had utilized $1.1 million of availability under that credit facility to support letters of credit. Borrowings bear interest either at a Base Rate (defined as the prime rate or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 1.0% to 2.0%, depending on our ratio of senior debt to earnings before interest, taxes, depreciation and amortization).

Cash provided by operating activities totaled $49.0 million during the three months ended December 31, 2000 compared to cash used of $2.0 million during the comparable period in the prior year. The cash provided by operation activities was due primarily to the collection of accounts receivable.

During the three months ended December 31, 2000, we invested approximately $23.9 million in property and equipment compared to $8.4 million in the comparable period of the prior year. The capital spending in the three months ended December 31, 2000 was primarily for information technology to develop corporate-wide e-business capabilities, increased capacity at Flip Chip, a new wire manufacturing facility in Taiwan and continued expansion of the manufacturing capabilities in our existing packaging materials facilities.

In the three months ended December 31, 2000, we purchased two companies, for cash, that design and manufacture semiconductor test interconnect solutions. Through December 31, 2000, we had paid $216.4 million for Cerprobe and $62.5 million for Probe Tech, net of cash acquired.

We believe that anticipated cash flows from operations, working capital and amounts available under our revolving credit facilities will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as we believe appropriate, equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

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

   o severance, resizing and other costs of relocating facilities in market downturns; and

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

Historically, the semiconductor industry has been volatile with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. This has severely and negatively affected the industry's demand for capital equipment, including the assembly equipment that we manufacture and market and, to a lesser extent, the packaging materials and test interconnect solutions that we sell. These downturns and slowdowns have adversely affected our operating results. Downturns in the future could similarly adversely affect our business, financial condition and operating results.

THE INTEGRATION OF CERPROBE AND PROBE TECH INTO OUR COMPANY'S OPERATING STRUCTURE AND EXPECTED GROWTH RATES FOR THESE COMPANIES MAY NOT BE REALIZED AND OUR EXPECTED BENEFITS MAY NOT OCCUR

In November 2000 we acquired the stock of Cerprobe Corporation for approximately $225.0 million and in December 2000 we acquired the stock of Probe Tech for approximately $65.0 million. Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. We have invested a significant amount of cash to acquire these companies and will invest a significant amount of management time and effort to integrate them into the company's operating structure, however, if we are unable to integrate them successfully or the expected growth rates for these companies do not occur our business, financial condition and operating results could be materially affected.

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

Advanced packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit or IC package, as compared to traditional die and wire bonding. These technologies include flip chip, chip scale packaging and tape automated bonding. In general, these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. For some devises, these advanced technologies have largely replaced wire bonding. However, today most ICs still employ die and wire bonding technology, and the possible extent, rate and timing of change is difficult, if not impossible, to predict. In fact, wire bonding has proved more durable than we originally anticipated, largely because of its reliability and cost. However, we cannot assure you that the semiconductor industry will not, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above. Presently, Intel, Motorola, IBM and Advanced Micro Devices, for example, have developed flip chip technologies for internal use, and a number of other companies are also increasing their investments in advanced packaging technologies. If a significant shift to advanced technologies were to occur, demand for our wire bonders and related packaging materials would diminish.

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

A DECLINE IN DEMAND FOR ANY OF OUR PRODUCTS COULD CAUSE OUR REVENUES TO DECLINE SIGNIFICANTLY

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. At December 31, 2000, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $38.4 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 100 basis points there would be no material or adverse affect on our business, financial condition or operating results.

PART II.  OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            Exhibit 10(a)- Form of Termination of Employment Agreement signed by Mr.Kulicke (Section 2(a) - 30 months), and Messrs. Perchick, Sprague, Jacobi, Lendner, Leonhardt, May, Salmons, Sawachi, Spooner, Wolf, Belani, Chylak, Cristallo, Greenberger, Oscilowski, Torton, Amweg, Camarda, Hartigan, Kish, Mak, Marrs, Rheault, Strittmatter and Close (Section 2(a) - 18 months). *


        (b) Reports on Form 8-K

            The Company filed a Form 8-K on October 12, 2000 making an Item 5 disclosure announcing that it had signed a definitive agreement to acquire Cerprobe Corporation.

            The Company filed a Form 8-K on November 8, 2000 making an Item 5 disclosure announcing the push-out of previously booked orders and deferrals of new orders by major assembly customers that were expected to adversely impact the Company's financial performance in the first fiscal quarter of 2001.

            The Company filed a Form 8-K on December 6, 2000 making an Item 2 disclosure announcing the completion of its tender offer for 100% of the shares of Cerprobe Corporation. The total amount of funds required by the Company to consummate the Offer and the subsequent merger and to pay related fees and acquired obligations was estimated to be approximately $225.0 million.

            The Company filed a Form 8-K on December 19, 2000 making an Item 5 disclosure announcing the completion of its acquisition of Probe Technology Corporation. The total purchase price, including acquisition-related costs was $64.0 million in cash.


* Compensatory contract

                             SIGNATURES
                             ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KULICKE AND SOFFA INDUSTRIES, INC.





Date:  February 13, 2001         By:/s/ CLIFFORD G. SPRAGUE
-------------------------           ----------------------------------
                                        Clifford G. Sprague
                                        Senior Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)