Form 10-Q
period 2001-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 2001-05-15
CIK 56978

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  MARCH 31, 2001
                                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to          .
                                     ---------    ---------

Commission File No.  0-121
                     -----

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

As of May 1, 2001, there were 48,939,756 shares of the Registrant's Common Stock, Without Par Value outstanding.

                       KULICKE AND SOFFA INDUSTRIES, INC.

                           FORM 10 - Q MARCH 31, 2001

                                      INDEX


                                                               Page No.
                                                               --------
PART I.   FINANCIAL INFORMATION:


Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
           September 30, 2000 and March 31, 2001                     3

          Condensed Consolidated Statements of Operations -
           Three and Six Months Ended March 31, 2000
           and 2001                                                  4

          Condensed Consolidated Statements of Cash Flows -
           Six Months Ended March 31, 2000 and 2001                  5

          Notes to Condensed Consolidated Financial
           Statements                                           6 - 12


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  13 - 28

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                              28


PART II.  OTHER INFORMATION:

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       28

Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K.                       29


Signatures.                                                         30

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       KULICKE AND SOFFA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,     March 31,
                                                         2000            2001
                                                                     (unaudited)
                                                         ----            ----
                                     ASSETS
CURRENT ASSETS:

Cash and cash equivalents                             $ 211,489         $  69,751
Short-term investments                                  105,130            42,446
Accounts and notes receivable, (less allowance          188,485           136,103
for doubtful accounts: 9/30/00- $4,355;
3/31/01- $6,169)
Inventories, net                                         74,034            96,706
Prepaid expenses and other current assets                 9,748            14,701
                                                      ---------         ---------
   TOTAL CURRENT ASSETS                                 588,886           359,707
Property, plant and equipment, net                       83,867           142,364
Intangible assets, primarily goodwill, net               41,724           266,416
Other assets                                              8,375             9,697
                                                      ---------         ---------
   TOTAL ASSETS                                       $ 722,852         $ 778,184
                                                      =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current portion
 of long-term debt                                    $   1,026         $   7,626
Accounts payable                                         62,513            60,581
Accrued expenses                                         51,935            55,958
Income taxes payable                                     10,724            11,137
                                                      ---------         ---------
  TOTAL CURRENT LIABILITIES                             126,198           135,302
Other liabilities                                         7,967             8,955
Long term debt                                          175,000           228,182
Deferred Taxes                                            4,148            24,239
Minority interest                                         4,197                64
                                                      ---------         ---------
  TOTAL LIABILITIES                                     317,510           396,742
                                                      ---------         ---------

Commitments and contingencies                                --                --

SHAREHOLDERS' EQUITY:
Common stock, without par value                         189,766           191,354
Retained earnings                                       220,263           197,588
Accumulated other comprehensive loss                     (4,687)           (7,500)
                                                      ---------         ---------
  TOTAL SHAREHOLDERS' EQUITY                            405,342           381,442
                                                      ---------         ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 722,852         $ 778,184
                                                      =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                          Three months ended                   Six months ended
                                               March 31,                           March 31,
                                               ---------                           ---------
                                         2000              2001              2000              2001
                                         ----              ----              ----              ----
Net sales                             $ 222,153         $ 150,539         $ 402,002         $ 305,923

Cost of goods sold                      146,553           107,434           266,490           208,732
                                      ---------         ---------         ---------         ---------
Gross profit                             75,600            43,105           135,512            97,191
                                      ---------         ---------         ---------         ---------
Selling, general and
 administrative                          32,539            39,681            62,362            75,021
Research and development, net            12,354            18,472            24,457            36,065
Amortization of goodwill and
 intangibles                                873             6,717             1,743             9,318
Resizing costs                               --             1,709                --             1,709
Purchased in-process research
 and development                             --                --                --            11,709
                                      ---------         ---------         ---------         ---------
Income (loss) from operations            29,834           (23,474)           46,950           (36,631)
Interest income                           3,285             1,790             4,375             5,690
Interest expense                         (2,339)           (3,446)           (2,853)           (6,110)
Other Income                                 --             8,016                --             8,016
Equity in loss of
  joint ventures                           (363)               --              (709)               --
                                      ---------         ---------         ---------         ---------
Income (loss) before income
 taxes                                   30,417           (17,114)           47,763           (29,035)
Income tax provision (benefit)            8,564            (6,039)           13,542            (6,032)
                                      ---------         ---------         ---------         ---------
Income (loss) before minority
 interest                                21,853           (11,075)           34,221           (23,003)
Minority interest in net loss
 of subsidiary                              169                86               602               328
                                      ---------         ---------         ---------         ---------
Net income (loss)                     $  22,022         $ (10,989)        $  34,823         $ (22,675)
                                      =========         =========         =========         =========

Net income (loss) per share:
  Basic                               $    0.46         $   (0.23)        $    0.74         $   (0.46)
                                      =========         =========         =========         =========
  Diluted                             $    0.40         $   (0.23)        $    0.67         $   (0.46)
                                      =========         =========         =========         =========

Weighted average common
  shares outstanding:
   Basic                                 47,586            48,797            47,340            48,773
   Diluted                               58,446            48,797            54,718            48,773

The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Six months ended
                                                                  March 31,
                                                                  ---------
                                                            2000              2001
                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)                                       $  34,823         $ (22,675)
 Adjustments to reconcile net income(loss) to
   net cash provided by operating activities:
 Depreciation and amortization                             11,670            24,985
 Equity in loss of joint ventures                             709                --
 Purchased in-process R&D                                      --            11,709
 Minority interest in net loss of subsidiary                 (602)             (328)
 Deferred taxes                                             4,994           (11,026)
 Changes in components of working
   capital, net                                           (27,953)           57,507
 Collection of refundable income taxes                      1,918                --
 Other, net                                                 3,392             3,865
                                                        ---------         ---------
 Net cash provided by operating activities                 28,951            64,037
                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Sale(purchase) of investments classified as
   available for sale                                     (60,604)           63,410
 Purchases of property, plant and equipment               (22,056)          (38,509)
 Purchase of Flip Chip equity units                            --            (5,000)
 Purchase of Cerprobe Corp., net of cash                       --          (216,409)
 Purchase of Probe Technology Corp., net of cash               --           (62,512)
 Investments in and loans to joint ventures                (1,460)               --
                                                        ---------         ---------
 Net cash used in investing activities                    (84,120)         (259,020)
                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from borrowings                             169,122            58,000
 Proceeds from issuance of common stock                     8,270               594
 Payments on borrowings                                        --            (5,349)
                                                        ---------         ---------
 Net cash provided by financing activities                177,392            53,245
                                                        ---------         ---------
 Changes in cash and cash equivalents                     122,223          (141,738)
 Cash and cash equivalents at beginning
   of period                                               37,155           211,489
                                                        ---------         ---------
 Cash and cash equivalents at end of period             $ 159,378         $  69,751
                                                        =========         =========
CASH PAID DURING THE PERIOD FOR:
 Interest                                               $      64         $   5,852
 Income Taxes                                           $   1,022         $   2,529


The accompanying notes are an integral part of these consolidated financial statements

                       KULICKE AND SOFFA INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except per share and employee data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The condensed consolidated financial statement information in this report is unaudited. However, we believe it contains all adjustments necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations for the three month and six month periods ended March 31, 2000 and 2001 and its cash flows for the six month periods ended March 31, 2000 and 2001. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE 2 - INVENTORIES:

Inventories consist of the following:

                                 September 30,       March 31,
                                     2000              2001
                                     ----              ----
Raw materials and supplies        $  50,394         $  69,338
Work in process                      22,687            28,739
Finished goods                       17,194            21,620
                                  ---------         ---------
                                     90,275           119,697
Inventory reserves                  (16,241)          (22,991)
                                  ---------         ---------
                                  $  74,034         $  96,706
                                  =========         =========

NOTE 3 - EARNINGS PER SHARE:

Basic net income (loss) per share ("EPS") is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of employee stock options and the conversion of the convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share if convertible securities are assumed to be converted to common shares the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three and six months ended March 31, 2001, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect on net loss per share.

A reconciliation of weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:

                                            Three months ended        Six months ended
                                                 March 31,                March 31,
                                                 ---------                ---------
                                             2000        2001          2000       2001
                                             ----        ----          ----       ----
Weighted average shares outstanding -
 Basic                                      47,586      48,797        47,340     48,773
Potentially dilutive securities:
  Employee stock options                     3,218          *          2,814          *
  Convertible subordinated notes             7,642          *          4,564          *
                                            ------      ------        ------     ------
Weighted average shares outstanding -
 Diluted                                    58,446      48,797        54,718     48,773
                                            ======      ======        ======     ======

* Due to the Company's net loss for the three and six months ended March 31, 2001, potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive employee and director stock options was 1,024,000 and 859,000, respectively, for the three and six months ended March 31, 2001 and for convertible subordinated notes was 7,642,000 for both the three and six months ended March 31, 2001.

The after-tax interest expense recognized by the Company in the three and six months ended March 31, 2000 associated with the convertible subordinated notes that was added back to net income in order to compute net income per diluted share was $1,351,000 and $1,632,000, respectively.

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the three and six month periods ended March 31, 2001 and 2000 were as follows:

                                                           Advanced
                                           Packaging       Packaging
Three months ended        Equipment        Materials      Technology         Test
 March 31, 2001:           Segment          Segment         Segment        Segment(1)     Corporate         Total
 ---------------           -------          -------         -------        ----------     ---------         -----
Net revenue               $ 58,643         $ 39,932        $  9,380        $ 42,584        $     --        $150,539
Cost of sales               41,869           28,733           8,441          28,391              --         107,434
                          --------         --------        --------        --------        --------        --------
Gross profit                16,774           11,199             939          14,193              --          43,105
Operating expenses          28,852            7,330           6,456          11,393           4,122          58,153
Amort. of goodwill
 and intangibles                --              566             340           5,811              --           6,717
Resizing costs               1,424              254              --              --              31           1,709
                          --------         --------        --------        --------        --------        --------
Income (loss)
 from operations          $(13,502)        $  3,049        $ (5,857)       $ (3,011)       $ (4,153)       $(23,474)
                          ========         ========        ========        ========        ========        ========

                                                                Advanced
                                              Packaging        Packaging
                            Equipment         Materials        Technology          Test
                             Segment           Segment          Segment          Segment(1)        Corporate           Total
                             -------           -------          -------          ----------        ---------           -----
Six months ended
 March 31, 2001:
Net revenue                 $ 143,240         $  88,139        $  17,661         $  56,883         $      --         $ 305,923
Cost of sales                  89,863            63,224           16,469            39,176                --           208,732
                            ---------         ---------        ---------         ---------         ---------         ---------
Gross profit                   53,377            24,915            1,192            17,707                --            97,191
Operating expenses             60,363            15,022           12,628            15,336             7,737           111,086
Amort. of goodwill
 and intangibles                   --             1,130              667             7,521                --             9,318
Resizing costs                  1,424               254               --                --                31             1,709
Purchased in-process
 research and
 development                       --                --               --            11,709                --            11,709
                            ---------         ---------        ---------         ---------         ---------         ---------
Income (loss)
 from operations            $  (8,410)        $   8,509        $ (12,103)        $ (16,859)        $  (7,768)        $ (36,631)
                            =========         =========        =========         =========         =========         =========
Segment assets at
 March 31, 2001             $ 196,493         $  97,548        $  52,468         $ 309,458         $ 122,217         $ 778,184
                            =========         =========        =========         =========         =========         =========

(1) Comprised of the recently acquired Cerprobe Corporation and Probe Technology Corporation.

                                                            Advanced
                                           Packaging       Packaging
                          Equipment        Materials       Technology
                           Segment          Segment          Segment          Corporate           Total
                           -------          -------          -------          ---------           -----
Three months ended
March 31, 2000:

Net sales                 $ 172,845        $  42,841        $   6,467                           $ 222,153
Cost of sales               110,094           30,424            6,035                             146,553
                          ---------        ---------        ---------         ---------         ---------
Gross profit                 62,751           12,417              432                              75,600
Operating expenses           29,804            6,681            4,417         $   3,991            44,893
Amort. of goodwill
 and intangibles                 --              565              308                --               873
                          ---------        ---------        ---------         ---------         ---------
Income (loss)
 from operations          $  32,947        $   5,171        $  (4,293)        $  (3,991)        $  29,834
                          =========        =========        =========         =========         =========

Six months ended
March 31, 2000:

Net Sales                 $ 305,376        $  85,281        $  11,345                             402,002
Cost of goods sold          194,427           60,747           11,316                             266,490
                          ---------        ---------        ---------         ---------         ---------
Gross profit                110,949           24,534               29                             135,512
Operating expenses           58,095           12,793            8,349         $   7,582            86,819
Amort. of goodwill
 and intangibles                 --            1,131              612                --             1,743
                          ---------        ---------        ---------         ---------         ---------
Income (loss)
 from operations          $  52,854        $  10,610        $  (8,932)        $  (7,582)        $  46,950
                          =========        =========        =========         =========         =========
Segment Assets
 at March 31, 2000        $ 270,385        $  93,163        $  44,651         $ 234,369         $ 642,568
                          =========        =========        =========         =========         =========

Note 5 - LONG TERM DEBT

In December 2000, the Company entered into a new $60.0 million (reducing to $40.0 million over a three year period) bank revolving credit facility. The facility expires in December 2003. Borrowings are subject to compliance with financial and other covenants set forth in the revolving credit documents. Borrowings bear interest either at a Base Rate (defined as the higher of the prime rate or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 1.0% to 2.0%, depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization). This credit facility is guaranteed by certain of the Company's domestic subsidiaries and requires the Company to maintain certain financial covenants including a leverage ratio, a liquidity ratio and a minimum net worth. The credit facility also limits the Company's ability to mortgage, pledge or dispose of a material portion of its assets and imposes restrictions on the Company's investments and acquisitions.

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

Note 6 - ACQUISITIONS

In November 2000, the Company completed a tender offer for 100.0% of the outstanding shares of Cerprobe Corporation ("Cerprobe") for $20 per share. The total purchase price of Cerprobe, including transaction costs, the assumption of acquisition related liabilities and debt repayment, was approximately $225.0 million, payable in cash. In December 2000 the Company purchased all the outstanding shares of Probe Technology Corporation ("Probe Tech") for approximately $65.0 million, including transaction costs and the assumption of acquisition related liabilities, payable in cash. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The acquisitions have been recorded using the purchase method of accounting and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. The Company has allocated a portion of the purchase price for each acquisition to intangible assets valued using a discount rate of 25.0% for Cerprobe and 18.0% for Probe Tech. The portion of the purchase prices allocated to in-process R&D projects that did not have future alternative use and to which technological feasibility had not been established totaled $11.3 million for Cerprobe and $0.4 million for Probe Tech and were charged to expense as of the acquisition dates. The purchase price allocation may change upon resolution of open matters including purchase price adjustments and the final assessment of certain contingencies. The Company received a waiver of a bank covenant under its then existing bank revolving credit facility, which limited the amount the Company could spend on acquisitions, in order to complete the Cerprobe and Probe Tech acquisitions. The Company borrowed $55.0 million under its bank revolving credit facility to partially fund the purchase of Probe Tech. The operations of these two companies have been combined to create a test division, which is being disclosed as a separate business segment for financial reporting purposes.

Unaudited pro forma operating results for the six months ended March 31, 2000 and March 31, 2001 and the three months ended March 31, 2000 assuming the acquisitions of Cerprobe and Probe Tech were consummated on October 1, 1999 appear below. The operating results presented below for the three months ended March 31, 2001 are actual results. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of the future operating results of the combined businesses.

                             Three Months Ended                      Six Months Ended
                                   March 31,                              March 31,
                             2000             2001                2000(1)           2001
                             ----             ----                -------           ----
Net sales                 $ 257,455        $ 150,539            $ 462,935        $ 333,346
Net income (loss)         $  16,554        $ (10,989)           $  12,554        $ (25,156)
Diluted net income
(loss) per share          $    0.31        $   (0.23)           $    0.26        $   (0.52)

(1) The results of Cerprobe for the six months ended March 31, 2000 included a charge of $8.8 million for in-process R&D associated with its acquisition of OZ Technologies, Inc.

The components of the purchase price allocation for the acquisitions of Cerprobe and Probe Tech are as follows:

                                     Cerprobe         Probe Tech
                                     --------         ----------
Current assets                      $  44,223         $  12,180
Property, plant, equipment and
 other long term assets                27,241             8,948
Acquired intangibles                   80,800            30,253
Acquired in-process research
 and development                       11,295               414
Goodwill                              105,510            16,298
Less: Liabilities assumed             (75,573)           (3,432)
                                    ---------         ---------
Total                               $ 193,496         $  64,661
                                    =========         =========

The goodwill and intangible assets resulting from the acquisitions are being amortized on a straight-line basis over a 10-year period.

The Cerprobe and Probe Tech in-process R&D value was comprised of several research and development projects that were scheduled to reach completion in 2001 and 2002. At the acquisition date, research and development projects ranged in completion from 10% to 90% complete.

In October 1998, Cerprobe filed an action against the former President, Director and shareholder of Silicon Valley Test & Repair, Inc. (a company acquired by Cerprobe Corporation in January 1997) seeking to rescind the acquisition. The defendant filed counterclaims against Cerprobe. The claims filed by Cerprobe and the counterclaims filed against Cerprobe were ultimately dismissed through summary judgment motions and a stipulation of the parties. Opposing counsel has filed a Motion for Award of Attorney's fees, totaling about $295,000, which the Company intends to vigorously oppose.

Note 7 - INVESTMENT IN FLIP CHIP TECHNOLOGIES, LLC

In March 2001, the Company purchased all outstanding equity units of Flip Chip Technologies LLC ("FCT"), not previously owned, from its former joint venture partner, Delco Electronics Corporation, for $5.0 million in cash plus future payments of up to $3.0 million depending on future operating revenues of FCT over the next four fiscal years. The $3.0 million of contingent payments which are based upon future revenues have not been recorded in the Company's financial statements at March 31, 2001.

Note 8 - RESIZING AND ACQUISITION RESTRUCTURING

In the quarter ended March 31, 2001 the Company announced a 7.0% reduction in its workforce. As a result, the Company recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions. In the three months ended March 31, 2001, the Company also started integrating the operations of Cerprobe and Probe Tech which will result in vacating several of their existing facilities. The Company recorded an increase in goodwill of $0.6 million associated with this integration program.

The resizing costs and acquisition restructuring reserves are included in accrued liabilities. The components of these resizing and restructuring reserves at March 31, 2001 were as follows:

                                Severance    Lease Costs      Other        Total
                                ---------    -----------      -----        -----
Resizing costs                   $1,709        $   --        $   --        $1,709
Acquisition Restructuring            84           461           101           646
                                 ------        ------        ------        ------
Balance at March 31, 2001        $1,793        $  461        $  101        $2,355
                                 ======        ======        ======        ======

Note 9 - OTHER INCOME

The Company recorded other income of $8.0 million in the three months ended March 31, 2001 as the result of a cash settlement of an insurance claim associated with a fire in our expendable tools facility.

Note 10 - COMPREHENSIVE INCOME (LOSS):

For the three and six month periods ended March 31, 2000 and 2001, the components of total comprehensive income (loss) are as follows:

                                        Three months ended                 Six months ended
                                             March 31,                          March 31,
                                        2000             2001             2000             2001
                                        ----             ----             ----             ----
Net income (loss)                    $ 22,022         $(10,989)        $ 34,823         $(22,675)
                                     --------         --------         --------         --------
Foreign currency translation
 adjustment                              (672)          (1,904)            (455)          (2,971)
Unrealized gain (loss)
 on investments, net of taxes             (39)             163              (35)             158
                                     --------         --------         --------         --------
Other comprehensive loss                 (711)          (1,741)            (490)          (2,813)
                                     --------         --------         --------         --------
Comprehensive income (loss)          $ 21,311         $(12,730)        $ 34,333         $(25,488)
                                     ========         ========         ========         ========

Note 11 - ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company adopted this statement in the first quarter of 2001. There was no cumulative effect of adoption. The impact of SFAS No. 133 on the Company's future results will be dependent upon the fair values of the Company's derivatives and related financial instruments.

Note 12 - SUBSEQUENT EVENT - Accounts Receivable Securitization

In April 2001, the Company entered into a receivable securitization program in which all domestic accounts receivable were transferred to KSI Funding Corporation, a bankruptcy remote special purpose corporation and a wholly owned subsidiary of the Company. Under the facility KSI Funding Corporation can sell up to a $40.0 million interest in all domestic receivables of the company. This facility was structured as a revolving securitization, whereby an interest in additional accounts receivable can be sold as collections reduce the previously sold interest. KSI Funding Corporation has not yet sold an interest in any accounts receivable under this new facility.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading "Risk Factors" within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 3 to 12 of this Form 10-Q for a full understanding of our financial position and results of operations for the three and six month period ended March 31, 2001.

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

Due to the slowing economy and a worldwide decline in demand for semiconductors resulting in excess capacity in the semiconductor industry and a severe contraction in demand for semiconductor manufacturing equipment, our net sales in the first and second quarters of fiscal 2001 were below those in the same periods in the prior year. We expect our sales in the third quarter of fiscal 2001 to be lower than the second quarter's net sales. In reaction to the lower sales volume, in February 2001, we announced a 7.0% reduction in our workforce.

In the first quarter of fiscal 2001, we took a step forward in our strategy to offer the most complete, capable and cost-effective interconnect solutions by acquiring 100.0% of the stock of Cerprobe Corporation (referred to as Cerprobe) and 100.0% of the stock of Probe Technology Corporation (referred to as Probe
Tech). Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. These acquisitions have been recorded using the purchase method of accounting and have been consolidated with the Company's operating results beginning on the date of acquisition. These two companies comprise our test segment.

In March 2001 we purchased the 19.6% equity share of Flip Chip Technologies, LLC (referred to as Flip Chip) previously owned by Delco Electronics Corporation for $5.0 million in cash, with potential future payments of up to $3.0 million depending on the future operating revenues of Flip Chip. We now own 100.0% of Flip Chip.

RESULTS OF OPERATIONS

Sales

Net sales for the three and six months ended March 31, 2001 were 32.2% and 23.9%, respectively, lower than the comparable periods in the prior year due to the slowing economy and a worldwide decline in demand for semiconductors. The lower sales for the three and six months ended March 31, 2001 were primarily the result of lower unit sales of automatic ball bonders which were 85.9% and 73.5%, respectively, below the same period in the prior year. This was partially offset by a higher average selling price for the automatic ball bonders, reflecting sales of our newly introduced Models 8028S and 8028PPS automatic ball bonders which offer increased productivity and technical performance. Packaging materials sales were 6.7% lower than the prior year for the three months ended March 31, 2001 but 3.4% above the prior year for the six months ended March 31, 2001. The lower packaging material sales in the three months ended March 31, 2001 was due to slowing demand for gold wire and expendable tools. Sales of our advanced packaging segment for the three and six months ended March 31, 2001 were 45.0% and 55.7%, respectively, higher than the prior year due to higher bumping service revenue and license income at Flip Chip. We also recorded sales at our test division for the three months ended March 31, 2001 of $42.6 million and $56.9 million for the six months (from the date of acquisition through March 31, 2001) ended March 31, 2001.

The geographic breakdown of net sales was as follows:

                    Three Months Ended    Six Months Ended
                         March 31,            March 31,
                    ------------------    ----------------
                    2000          2001    2000       2001
                    ----          ----    ----       ----
North America ...    12%           45%     12%        41%
Asia Pacific ....    79%           39%     77%        45%
Europe ..........     5%           13%      6%        10%
Japan ...........     4%            3%      5%         4%

The lower percentage of shipments to the Asia/Pacific region was primarily due to the majority of test division sales going to U.S. based customers and a lower proportionate share of shipments (primarily ball bonders) to Asian based subcontract assemblers.

Gross Profit

Gross profit, for the three and six months ended March 31, 2001, was $43.1 million and $97.2 million, respectively, compared to $75.6 million and $135.5 million, respectively, in the prior year. The lower gross profit in both the three and six months ended March 31, 2001 was due primarily to the lower unit sales of automatic ball bonders. Gross profit in the first and second quarters of fiscal 2001 was also adversely effected by inventory write-offs of $1.4 million and $6.5 million, respectively, for excess and obsolete equipment inventory. Gross margin (gross profit as a percentage of sales) for the three and six months ended March 31, 2001 was 28.6% and 31.8%, respectively, compared to 34.0% and 33.7%, respectively, in the prior year. Excluding the inventory write-offs, gross margin in the three and six months ended March 31, 2001 was 32.9% and 34.4%, respectively. The Test division, which did not exist in the prior year, recorded gross profit of $14.2 million for the three months ended March 31, 2001 and $17.7 million for the six months. Test division gross profit in both the three and six months ended March 31, 2001 was reduced by the write-off of acquisition related inventory "step-up" charges of $2.4 million and $4.2 million, respectively.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased $7.1 million or 21.9% in the three months ended March 31, 2001 and $12.6 million or 20.3% for the six months ended March 31, 2001 from the comparable periods in the prior year. The entire increase in SG&A expense in the three and six months ended March 31, 2001 resulted from SG&A costs of $9.8 and $13.2 million, respectively, associated with the Test division.

Research and Development

Because technological change occurs rapidly in the semiconductor industry, we devote substantial resources to our research and development ("R&D") programs to maintain our technological leadership. This commitment to new product introductions and product development resulted in an increase in R&D expense of $6.1 million for the three months and $11.6 million for the six months ended March 31, 2001 from the comparable periods of the prior year. The higher R&D spending was reflected in all business segments. The increased R&D expenses also included $1.6 million in the three months and $2.2 million in the six months (from the date of acquisition through March 31, 2001) ended March 31, 2001 associated with the Test division.

Resizing Costs

In the quarter ended March 31, 2001 we announced a 7.0% reduction in our workforce. As a result, we recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions. In the three months ended March 31, 2001, we also started integrating the operations of Cerprobe and Probe Tech which will result in vacating several of their existing facilities. We recorded an increase in goodwill of $0.6 million associated with this integration program.

We included the resizing costs and acquisition restructuring reserves in accrued liabilities. The components of these resizing and restructuring reserves at March 31, 2001 were as follows:

                                Severance    Lease Costs      Other        Total
                                ---------    -----------      -----        -----
Resizing costs                   $1,709        $   --        $   --        $1,709
Acquisition Restructuring            84           461           101           646
                                 ------        ------        ------        ------
Balance at March 31, 2001        $1,793        $  461        $  101        $2,355
                                 ======        ======        ======        ======

Acquisition Costs

In the first quarter of fiscal 2001, we recorded a charge of $11.7 million for in-process R&D associated with the acquisitions of Cerprobe and Probe Tech representing the appraised value of products still in the development stage that did not have a future alternative use and have not reached technological feasibility. In the three and six months ended March 31, 2001, we also recorded amortization expense of $5.8 million and $7.5 million, respectively, associated with the goodwill and intangible assets resulting from the purchase of Cerprobe and Probe Tech.

Income (loss) from Operations

Loss from operations for the three and six months ended March 31, 2001 was $23.5 million and $36.6 million, respectively, compared to income from operations of $29.8 million and $47.0 million in the comparable periods of the prior year. The operating loss in both the three and six month periods ended March 31, 2001 was due primarily to the lower sales and associated gross profit, additional expenses associated with the acquisitions, higher R&D expenses, inventory write-offs and resizing costs.

Interest

Due to the purchases of Cerprobe and Probe Tech for cash we increased our borrowings and reduced our investment portfolio in the latter portion of the first quarter. This resulted in higher interest expense in the both the three and six months ended March 31, 2001 and lower interest income in the three months ended March 31, 2001.

Other Income

We recorded other income of $8.0 million in the three months ended March 31, 2001 as the result of a cash settlement of an insurance claim associated with a fire in our expendable tools facility.

Equity in Loss of Joint Ventures

In the three and six months ended March 31, 2000 we recorded losses of $0.4 million and $0.7 million, respectively, on our equity interest in Advanced Polymer Solutions, LLC ("APS"), a joint venture with Polyset Company, Inc. APS. The joint venture was dissolved in September 2000 and operations ceased at that time.

Tax Expense

Our effective tax rate for fiscal 2001 is expected to approximate 35.5%, compared to 28.0% in the prior year. The higher expected tax rate for fiscal 2001 is due to receiving tax benefits from expected losses from United Stated based operations at a rate higher than the tax rate on expected income generated from foreign operations. In the six months ended March 31, 2001 we did not record an income tax benefit on the $11.7 million charge for in-process research and development.

Minority Interest in Net Loss of Subsidiary

In the three and six months ended March 31, 2001, we recorded minority interest of $0.1 million an $0.3 million, respectively, primarily reflecting our joint venture partner's share of the loss incurred at Flip Chip prior to our purchase of all outstanding Flip Chip equity units.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. We adopted this statement in the first quarter of 2001. There was no cumulative effect of adoption. The impact of SFAS No. 133 on our future results will be dependent upon the fair values of our derivatives and related financial instruments and could result in increased volatility.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal year 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, which do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the guidelines of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ended September 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." We are currently assessing the full impact of SAB 101 on our reported financial results. Based on our analysis to-date, we expect when SAB 101 is adopted to report a cumulative adjustment to net income of between $10.0 million and $15.0 million in fiscal 2001 for all prior annual periods based on a revenue deferral ranging between $20.0 million and $30.0 million. We also expect revenues in the first quarter of fiscal 2001 will be lower than reported in this report by $5.0 million to $10.0 million and revenues in the second quarter of fiscal 2001 will be lower than reported in this report by $2.0 million to $4.0 million as a result of adoption of SAB 101. We believe that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

In September 2000, the EITF reached a final consensus on issue EITF No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. We currently classify shipping and handling revenue as a reduction of cost of products sold. Further, the Task Force stated that shipping and handling cost related to this revenue should either be recorded in costs of goods sold or the Company should disclose where these costs are recorded and the amount of these costs. We must adopt this pronouncement in the fourth quarter of fiscal 2001. We do not believe adoption of this pronouncement will have a material impact on our financial position or results of operations.

In March 2001, the Emerging Issues Task Force discussed Issue No. 00-21, "Accounting for Multiple Element Revenue Arrangements" that addresses the accounting requirements for delivery or performance of multiple products, services, and/or rights to use assets when performance may occur at different points in time or over different periods of time. We do not believe that this pronouncement will have any impact on our financial position or results of operations.

In March 2001, the Emerging Issues Task Force reached a final consensus on Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" that addresses, among other issues, the accounting requirements of a vendor for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified period of time. This Issue was effective for quarters ending after February 15, 2001. The adoption of this Issue did not have any impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2001, cash, cash equivalents and investments totaled $112.2 million compared to $316.6 million at September 30, 2000. Additionally, we have a $60.0 million (reducing to $40.0 million over a three year period) bank revolving credit facility. The bank facility expires in December 2003. The borrowings are subject to our compliance with financial and other covenants set forth in the revolving credit documents. At March 31, 2001, we had $58.0 million of cash borrowings outstanding under the facility and had utilized $1.1 million of availability under that credit facility to support letters of credit. Borrowings bear interest either at a Base Rate (defined as the prime rate or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 1.0% to 2.0%, depending on our ratio of senior debt to earnings before interest, taxes, depreciation and amortization).

Cash provided by operating activities totaled $64.0 million during the six months ended March 31, 2001 compared to $29.0 million during the comparable period in the prior year. The cash provided by operation activities was due primarily to the collection of accounts receivable.

During the six months ended March 31, 2001, we invested approximately $38.5 million in property and equipment compared to $22.1 million in the comparable period of the prior year. The capital spending in the six months ended March 31, 2001 was primarily for information technology to develop corporate-wide e-business capabilities, increased capacity at Flip Chip, a new wire manufacturing facility in Taiwan and continued expansion of the manufacturing capabilities in our existing packaging materials facilities. Due to current business conditions we have reduced our planned capital expenditures for the remainder of fiscal 2001 from previously planned levels and expect total capital expenditures in the second half of fiscal 2001 to approximate $15.0 million.

In the first quarter of fiscal 2001, we purchased two companies that design and manufacture semiconductor test interconnect solutions, for cash. Through March 31, 2001, we had paid $216.4 million for Cerprobe and $62.5 million for Probe Tech, net of cash acquired.

In April 2001, we entered into a receivable securitization program in which we transferred all domestic account receivables to KSI Funding Corporation, a bankruptcy remote special purpose corporation and, a wholly owned subsidiary of the Company. Under the facility KSI Funding Corporation can sell up to a $40.0 million interest in all of our domestic receivables. This facility was structured as a revolving securitization, whereby an interest in additional account receivables can be sold as collections reduce the previously sold interest.

We believe that anticipated cash flows from operations, working capital and amounts available under our revolving credit facility and accounts receivable securitization program will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as we believe appropriate, equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which the Company may elect to pursue.

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

Some of the factors that could cause our revenues and/or operating margins to fluctuate significantly from period to period are:

         -        the mix of products that we sell because, for example:

                  - packaging materials generally have lower margins than assembly equipment and test interconnect solutions,

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

         - severance, resizing and other costs of relocating facilities in market downturns; and

         -        inventory write-offs due to obsolescence.

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

WE MAY NOT BE ABLE TO RAPIDLY DEVELOP AND MANUFACTURE NEW AND ENHANCED PRODUCTS REQUIRED TO MAINTAIN OR EXPAND OUR BUSINESS

We believe that our continued success will depend on our ability to continuously develop and manufacture or acquire new products and product enhancements on a timely and cost-effective basis. We also must introduce these products and product enhancements into the market in response to customers' demands for higher performance assembly equipment and for test interconnect solutions customized to address technological advances in IC and capital equipment designs. Our competitors may develop enhancements to or future generations of competitive products that will offer superior performance, features and lower prices that may render our products noncompetitive. We may not be able to develop and introduce products incorporating new technologies in a timely manner or at a price that will satisfy future customers' needs or achieve market acceptance.

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

A DECLINE IN DEMAND FOR ANY OF OUR PRODUCTS COULD CAUSE OUR REVENUES TO DECLINE SIGNIFICANTLY

Historically, our wire bonders have comprised at least 55.0% of our net sales. If demand for, or pricing of, our wire bonders declines because our competitors introduce superior or lower cost systems, the semiconductor industry changes or because of other occurrences beyond our control, our business, financial condition and operating results would be materially and adversely affected.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR NEARLY ALL OUR SALES, OUR REVENUES COULD DECLINE IF WE LOSE ANY SIGNIFICANT CUSTOMER

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and subcontract assemblers purchasing a substantial portion of semiconductor assembly equipment, packaging materials and test interconnect solutions.

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

In addition, sales and servicing of packaging materials, test interconnect solutions and advanced technologies require different organizational and managerial skills than sales of traditional wire bonding technology. We cannot assure you that we will be able to develop the necessary skills to successfully produce and market these different products.

WE MAY BE UNABLE TO CONTINUE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE SEMICONDUCTOR EQUIPMENT AND PACKAGING MATERIALS INDUSTRIES

The semiconductor equipment, packaging materials and test interconnect solutions industries are intensely competitive. Significant competitive factors in the semiconductor equipment and test interconnect solutions markets include performance, quality, customer support and price. Competitive factors in the semiconductor packaging materials industry include price, delivery and quality.

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

Approximately 80.0% of our net sales for fiscal 1998, 83.0% of our net sales for fiscal 1999 and 91.0% of our net sales for fiscal 2000 were attributable to sales to customers for delivery outside of the United States. We expect our sales outside of the United States to continue to represent a substantial portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. In addition, we rely on non-U.S. suppliers for materials and components used in the equipment that we sell. We also maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. As a result, a major portion of our business is subject to the risks associated with international commerce such as, risks of war and civil disturbances or other events that may limit or disrupt markets; expropriation of our foreign assets; longer payment cycles in foreign markets; international exchange restrictions; the difficulties of staffing and managing dispersed international operations; tariff and currency fluctuations; changing political conditions; foreign governments' monetary policies; and less protective foreign intellectual property laws.

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


WE MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL AND SAFETY LAWS AND REGULATIONS

We are subject to various federal, state, local and foreign laws and regulations governing, among other things, the generation, storage, use, emission, discharge, transportation and disposal of hazardous material, investigation and remediation of contaminated sites and the health and safety of our employees. We cannot assure you that any costs or liabilities associated with complying with these environmental laws will not materially and adversely affect our business, financial condition and operating results

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2001, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $42.4 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 100 basis points there would be no material or adverse affect on our business, financial condition or operating results.

PART II.  OTHER INFORMATION.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Shareholders of the Company was held on February 13, 2001.

At this meeting, Messrs. Allison F. Page and C. William Zadel were reelected to the Board of Directors of the Company for terms expiring at the 2005 Annual Meeting. In such election, 45,047,671 votes and

45,081,201 votes were cast for Mr. Page and Mr. Zadel, respectively. Under Pennsylvania Law, votes cannot be cast against a candidate. Proxies filed by the holders of 1,113,111 shares and 1,079,581 shares at the 2001 Annual Meeting withheld authority to vote for Mr. Page and Mr. Zadel, respectively.

Also, at the meeting, 17,718,720 shares were voted in favor of the proposal to approve the 2001 Employee Stock Option Plan, and 7,338,614 shares were voted against such proposal. Proxies filed by the holders of 157,102 shares at the 2001 Annual Meeting instructed the proxy holders to abstain from voting on such proposal and "Broker non votes" received at the 2001 Annual Meeting totaled 20,946,346 shares for such proposal.

Lastly, 45,890,836 shares were voted in favor of the reappointment of PricewaterhouseCoopers LLP as independent accountants of the Company to serve until the 2002 Annual Meeting, and 170,541 shares were voted against such proposal. Proxies filed by the holders of 99,405 shares at the 2001 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             The Company filed a Form 8-K/A on January 26, 2001 amending and restating subparagraphs (a) and (b) of Item 7 of its Form 8-K filed on December 6, 2000. The amendment and restatement reflected the incorporation by reference of the Financial Statements and Pro Forma Financial Information and Exhibits associated with the acquisition of Cerprobe Corporation that appear in the Company's Form 10-K filed on December 27, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KULICKE AND SOFFA INDUSTRIES, INC.





Date:  May 15, 2001              By:/s/ CLIFFORD G. SPRAGUE
-------------------                 --------------------------------
                                        Clifford G. Sprague
                                        Senior Vice President,
                                        Chief Financial Officer

                                       (Principal Financial Officer)