Form 10-Q
period 2001-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 2001-08-08
CIK 56978

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


                            Commission File No. 0-121

                       KULICKE AND SOFFA INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


                    PENNSYLVANIA                                23-1498399
                    ------------                                ----------
   (State or other jurisdiction of incorporation)             (IRS Employer
                                                            Identification No.)


2101 BLAIR MILL ROAD, WILLOW GROVE, PENNSYLVANIA                  19090
------------------------------------------------                  -----
   (Address of principal executive offices)                     (Zip Code)

                                 (215) 784-6000
                         (Registrant's telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO .

As of July 31, 2001, there were 49,015,752 shares of the Registrant's Common Stock, Without Par Value outstanding.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                            FORM 10 - Q JUNE 30, 2001

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   ITEM 1.        FINANCIAL STATEMENTS

                  Consolidated Balance Sheets
                  September 30, 2000 and June 30, 2001                         3

                  Consolidated Statements of Operations
                  Three and Nine Months Ended June 30,
                  2000 and 2001                                                4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended June 30, 2000 and 2001                     5

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                      6-14

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            15-29

   ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                           29

PART II.          OTHER INFORMATION

   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                            29

SIGNATURES                                                                    30

     PART I .     FINANCIAL INFORMATION
      ITEM 1.     FINANCIAL STATEMENTS

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                      SEPTEMBER 30,            JUNE 30,
                                                                          2000                   2001
                                                                        ---------             ---------
                                                                                             (unaudited)
                                   ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                               $ 211,489             $  89,032
Short-term investments                                                    105,130                43,767
Accounts and notes receivable, net of allowance for doubtful
  accounts of $4,355 at 9/30/00 and $6,169 at 6/30/01                     188,485               103,532
Inventories, net                                                           74,034                87,453
Prepaid expenses and other current assets                                   9,748                17,134
                                                                        ---------             ---------
  TOTAL CURRENT ASSETS                                                    588,886               340,918

Property, plant and equipment, net                                         83,867               139,215
Intangible assets, primarily goodwill, net                                 41,724               259,720
Other assets                                                                8,375                11,100
                                                                        ---------             ---------
  TOTAL ASSETS                                                          $ 722,852             $ 750,953
                                                                        =========             =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Notes payable and current portion of long term debt                     $   1,026             $   6,626
Accounts payable                                                           62,513                56,307
Accrued expenses                                                           51,935                50,777
Income taxes payable                                                       10,724                10,573
                                                                        ---------             ---------
  TOTAL CURRENT LIABILITIES                                               126,198               124,283

Other liabilities                                                           7,967                 8,679
Long term debt                                                            175,000               227,933
Deferred taxes                                                              4,148                18,086
Minority interest                                                           4,197                    49
                                                                        ---------             ---------
  TOTAL LIABILITIES                                                     $ 317,510             $ 379,030
                                                                        =========             =========

Commitments and contingencies                                                  --                    --

SHAREHOLDERS' EQUITY:

Common stock, without par value                                           189,766               192,448
Retained earnings                                                         220,263               188,112
Accumulated other comprehensive loss                                       (4,687)               (8,637)
                                                                        ---------             ---------
  TOTAL SHAREHOLDER'S EQUITY                                              405,342               371,923
                                                                        ---------             ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 722,852             $ 750,953
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

                       KULICKE AND SOFFA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                    JUNE 30,                                    JUNE 30,
                                                        -------------------------------             -------------------------------
                                                          2000                   2001                 2000                   2001
                                                        ---------             ---------             ---------             ---------
Net Sales                                               $ 268,258             $ 130,927             $ 670,260             $ 436,850
Cost of goods sold                                        166,980                89,461               433,470               298,193
                                                        ---------             ---------             ---------             ---------

Gross profit                                              101,278                41,466               236,790               138,657
Selling, general and administrative                        35,554                33,378                97,916               108,399
Research and development, net                              12,509                13,556                36,966                49,621
Amortization of goodwill and intangibles                      867                 6,730                 2,610                16,048
Resizing costs                                                 --                    --                    --                 1,709
Purchased in-process research
  and development                                              --                    --                    --                11,709
                                                        ---------             ---------             ---------             ---------

Income (loss) from operations                              52,348               (12,198)               99,298               (48,829)
Interest income                                             3,145                 1,307                 7,520                 6,997
Interest expense                                           (2,525)               (3,481)               (5,378)               (9,591)
Other income                                                   --                    --                    --                 8,016
Equity in loss of joint ventures                             (340)                   --                (1,049)                   --
                                                        ---------             ---------             ---------             ---------

Income (loss) before income taxes                          52,628               (14,372)              100,391               (43,407)
Income tax provision (benefit)                             14,858                (4,881)               28,400               (10,913)
                                                        ---------             ---------             ---------             ---------

Income (loss) before minority interest                     37,770                (9,491)               71,991               (32,494)
Minority interest in net loss of subsidiary                   437                    15                 1,039                   343
                                                        ---------             ---------             ---------             ---------

NET INCOME (LOSS)                                       $  38,207             $  (9,476)            $  73,030             $ (32,151)
                                                        =========             =========             =========             =========

NET INCOME (LOSS) PER SHARE:

  Basic                                                 $    0.79             $   (0.19)            $    1.53             $   (0.66)
                                                        =========             =========             =========             =========
  Diluted                                               $    0.67             $   (0.19)            $    1.36             $   (0.66)
                                                        =========             =========             =========             =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  Basic                                                    48,382                48,929                47,688                48,829
  Diluted                                                  58,637                48,929                56,016                48,829

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                         NINE MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                             --------------------------------------
                                                                                                2000                        2001
                                                                                             ---------                    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                            $  73,030                    $ (32,151)

Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
  Depreciation and amortization                                                                 18,034                       40,143
  Equity in loss of joint ventures                                                               1,049                           --
  Purchased in-process R&D                                                                          --                       11,709
  Minority interest in net loss of subsidiary                                                   (1,039)                        (343)
  Deferred taxes                                                                                10,677                      (17,271)
  Changes in components of working capital, net                                                (54,303)                      66,675
  Collection of refundable income taxes                                                          1,918                           --
  Other, net                                                                                     3,156                        4,519
                                                                                             ---------                    ---------
  Net cash provided by operating activities                                                     52,522                       73,281
                                                                                             ---------                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of investments classified as available for sale                              (88,673)                      60,091
  Purchases of property, plant and equipment                                                   (27,050)                     (44,421)
  Purchase of Flip Chip equity units                                                                --                       (5,000)
  Purchase of Cerprobe Corp., net of cash received                                                  --                     (216,409)
  Purchase of Probe Technology Corp., net of cash received                                          --                      (62,512)
  Investments in and loans to joint ventures                                                    (1,866)                          --
                                                                                             ---------                    ---------
  Net cash used in investing activities                                                       (117,589)                    (268,251)
                                                                                             ---------                    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings                                                                 168,985                       58,000
  Payments on borrowings                                                                            --                       (6,598)
  Proceeds from issuance of common stock                                                        14,611                        1,111
  Proceeds from sale of receivables                                                                 --                       20,000
                                                                                             ---------                    ---------
  Net cash provided by financing activities                                                    183,596                       72,513
                                                                                             ---------                    ---------

Changes in cash and cash equivalents                                                           118,529                     (122,457)
Cash and cash equivalents at beginning of period                                                37,155                      211,489
                                                                                             ---------                    ---------

Cash and cash equivalents at end of period                                                   $ 155,684                    $  89,032
                                                                                             =========                    =========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                                   $   4,277                    $  11,187
  Income taxes                                                                               $   5,147                    $   4,348

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data and employee data)
June 30, 2001
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statement information for fiscal year 2001 in this report is unaudited. However, we believe these financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations for the three month and nine month periods ended June 30, 2000 and 2001 and its cash flows for the nine month periods ended June 30, 2000 and 2001. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                         SEPTEMBER 30,               JUNE 30,
                                             2000                      2001
                                          ---------                 ---------
Raw materials and supplies                $  50,394                 $  65,809
Work in process                              22,687                    25,037
Finished Goods                               17,194                    20,127
                                          ---------                 ---------
                                             90,275                   110,973
Inventory reserves                          (16,241)                  (23,520)
                                          ---------                 ---------
                                          $  74,034                 $  87,453
                                          =========                 =========

NOTE 3 - EARNINGS PER SHARE

Basic net income (loss) per share ("EPS") is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of employee stock options and the conversion of the convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share, the after-tax amount of interest expense recognized in the period associated with the convertible subordinated notes is added back to net income as if the convertible securities had been converted to common shares at the beginning of the period. For the three and nine month periods ended June 30, 2001, the exercise of stock options and the conversion of the convertible securities were not assumed since their conversion to common stock would have an anti-dilutive effect on net loss per share.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data and employee data)
June 30, 2001
--------------------------------------------------------------------------------

A reconciliation of the weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:

                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                   --------------------------              --------------------------
                                                    2000                2001                2000                2001
                                                   ------              ------              ------              ------
Weighted average shares outstanding -
  Basic                                            48,382              48,929              47,688              48,829
Potentially dilutive securities:
  Employee stock options                            2,613                   *               2,744                   *
  Convertible subordinated notes                    7,642                   *               5,584                   *
                                                   ------              ------              ------              ------
Weighted average shares outstanding -
  Diluted                                          58,637              48,929              56,016              48,829
                                                   ======              ======              ======              ======

*Due to the Company's net loss for the three month and nine month periods ended June 30, 2001, potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive employee and director stock options was 1,304,000 and 961,000, respectively, for the three and nine-month periods ended June 30, 2001 and 7,642,000 for the convertible subordinated notes for both the three and nine-month periods then ended.

The after-tax interest expense recognized by the Company in the three and nine months ended June 30, 2000 associated with the convertible subordinated notes that was added back to net income in order to compute net income per diluted share was $1,351,000 and $2,983,000, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data and employee data)
June 30, 2001
--------------------------------------------------------------------------------

NOTE 4 - OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the three and nine-month periods ended June 30, 2000 and 2001 were as follows:

THREE MONTHS ENDED JUNE 30, 2001

                                                                 ADVANCED
                                                   PACKAGING     PACKAGING
                                   EQUIPMENT       MATERIALS     TECHNOLOGY        TEST (1)
                                    SEGMENT         SEGMENT        SEGMENT         SEGMENT        CORPORATE          TOTAL
                                   ---------       ---------      ---------       ---------       ----------       ---------
Net sales                          $  52,222       $  33,216      $  11,340       $  34,149                        $ 130,927
Cost of goods sold                    33,545          24,649          7,819          23,448                           89,461
                                   ---------       ---------      ---------       ---------       ----------       ---------
 Gross profit                         18,677           8,567          3,521          10,701               --          41,466
Operating expenses                    21,831           5,678          5,774           9,774       $    3,877          46,934
Amortization of goodwill
  and intangibles                                        568            352           5,810                            6,730
                                   ---------       ---------      ---------       ---------       ----------       ---------

Income (loss) from operations      $  (3,154)      $   2,321      $  (2,605)      $  (4,883)      $   (3,877)      $ (12,198)
                                   =========       =========      =========       =========       ==========       =========

NINE MONTHS ENDED JUNE 30, 2001

                                                                    ADVANCED
                                                     PACKAGING      PACKAGING
                                     EQUIPMENT       MATERIALS      TECHNOLOGY       TEST (1)
                                      SEGMENT         SEGMENT        SEGMENT         SEGMENT        CORPORATE         TOTAL
                                     ---------       ---------      ---------       ---------       ---------       ---------
Net sales                            $ 195,462       $ 121,355      $  29,001       $  91,032                       $ 436,850
Cost of goods sold                     123,408          87,873         24,288          62,624                         298,193
                                     ---------       ---------      ---------       ---------       ---------       ---------
 Gross profit                           72,054          33,482          4,713          28,408              --         138,657
Operating expenses                      82,194          20,700         18,402          25,110       $  11,614         158,020
Amortization of goodwill
  and intangibles                           --           1,698          1,019          13,331                          16,048
Resizing costs                           1,424             254                                             31           1,709
Purchased in-process research
  and development                                                                      11,709                          11,709
                                     ---------       ---------      ---------       ---------       ---------       ---------

Income (loss) from operations        $ (11,564)      $  10,830      $ (14,708)      $ (21,742)      $ (11,645)      $ (48,829)
                                     =========       =========      =========       =========       =========       =========

Segment assets at June 30, 2001      $ 186,741       $  88,346      $  49,734       $ 282,024       $ 144,108       $ 750,953
                                     =========       =========      =========       =========       =========       =========

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data and employee data)
June 30, 2001
--------------------------------------------------------------------------------


THREE MONTHS ENDED JUNE 30, 2000

                                                                             ADVANCED
                                                          PACKAGING         PACKAGING
                                        EQUIPMENT         MATERIALS         TECHNOLOGY
                                         SEGMENT           SEGMENT            SEGMENT             CORPORATE            TOTAL
                                        --------           --------           --------            --------            --------
Net sales                               $215,957           $ 47,677           $  4,624                                $268,258
Cost of goods sold                       127,820             33,818              5,342                                 166,980
                                        --------           --------           --------            --------            --------
 Gross profit                             88,137             13,859               (718)                 --             101,278
Operating expenses                        32,471              7,106              4,471            $  4,015              48,063
Amortization of goodwill
  and intangibles                             --                566                301                                     867
                                        --------           --------           --------            --------            --------

Income (loss) from operations           $ 55,666           $  6,187           $ (5,490)           $ (4,015)           $ 52,348
                                        ========           ========           ========            ========            ========

NINE MONTHS ENDED JUNE 30, 2000

                                                                             ADVANCED
                                                          PACKAGING         PACKAGING
                                        EQUIPMENT         MATERIALS         TECHNOLOGY
                                         SEGMENT           SEGMENT            SEGMENT          CORPORATE            TOTAL
                                        ---------         ---------         ---------          ---------          ---------
Net Sales                               $ 521,333         $ 132,958         $  15,969                             $ 670,260
Cost of goods sold                        322,247            94,565            16,658                               433,470
                                        ---------         ---------         ---------          ---------          ---------
 Gross profit                             199,086            38,393              (689)                --            236,790
Operating expenses                         90,566            19,899            12,820          $  11,597            134,882
Amortization of goodwill
  and intangibles                              --             1,697               913                 --              2,610
                                        ---------         ---------         ---------          ---------          ---------

Income from operations                  $ 108,520         $  16,797         $ (14,422)         $ (11,597)         $  99,298
                                        =========         =========         =========          =========          =========

Segment assets at June 30, 2000         $ 301,960         $  95,051         $  44,737          $ 252,995          $ 694,743
                                        =========         =========         =========          =========          =========

(1) The test segment is comprised of Cerprobe Corporation and Probe Technology Corporation.

NOTE 5 - LONG TERM DEBT

In December 2000, the Company entered into a $60.0 million (reducing to $40.0 million over a three-year period) bank revolving credit facility. The facility expires in December 2003. Borrowings are subject to compliance with financial and other covenants set forth in the revolving credit documents. Borrowings bear interest either at a Base Rate (defined as the higher of the prime rate or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 1.0% to 2.0%, depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization). This credit facility is guaranteed by certain of the Company's domestic subsidiaries and requires the Company to maintain certain financial covenants including a leverage ratio, a liquidity ratio and a minimum net worth. The credit facility also limits the Company's ability to mortgage, pledge or dispose of a material portion of its assets and imposes

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data and employee data)
June 30, 2001
--------------------------------------------------------------------------------

restrictions on the Company's investments and acquisitions. At June 30, 2001, the Company had $57.0 million of cash borrowing outstanding under this facility.

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

NOTE 6 - ACQUISITIONS

In November 2000, the Company completed a tender offer for 100.0% of the outstanding shares of Cerprobe Corporation ("Cerprobe") for $20 per share. The total purchase price of Cerprobe, including transaction costs, the assumption of acquisition related liabilities and debt repayment, was approximately $225.0 million, payable in cash. In December 2000 the Company purchased all the outstanding shares of Probe Technology Corporation ("Probe Tech") for approximately $65.0 million, including transaction costs and the assumption of acquisition related liabilities, payable in cash. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The acquisitions have been recorded using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. The Company has allocated a portion of the purchase price for each acquisition to intangible assets valued using a discount rate of 25.0% for Cerprobe and 18.0% for Probe Tech. The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use and to which technological feasibility had not been established totaled $11.3 million for Cerprobe and $0.4 million for Probe Tech. These amounts were charged to expense as of the acquisition dates. The purchase price allocation may change upon resolution of open matters including purchase price adjustments and the final assessment of certain contingencies. The Company received a waiver of a bank covenant under its then existing bank revolving credit facility, which limited the amount the Company could spend on acquisitions, in order to complete the Cerprobe and Probe Tech acquisitions. The Company borrowed $55.0 million under its bank revolving credit facility to partially fund the purchase of Probe Tech. The operations of these two companies have been combined to create a test division, which is disclosed as a separate business segment for financial reporting purposes.

Unaudited pro forma operating results for the nine months ended June 30, 2000 and 2001 and the three months ended June 30, 2000 assuming the acquisitions of Cerprobe and Probe Tech were consummated on October 1, 1999 appear below. The operating results presented below for the three months ended June 30, 2001 are actual results. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of the future operating results of the combined businesses.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data and employee data)
June 30, 2001
--------------------------------------------------------------------------------

                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   JUNE 30,                            JUNE 30,
                                          --------------------------         --------------------------
                                            2000            2001             2000 (1)           2001
                                          ---------        ---------         ---------        ---------
Net sales                                 $ 307,995        $ 130,927         $ 770,930        $ 464,273
Net income (loss)                         $  34,633        $  (9,476)        $  47,187        $ (34,632)
Diluted net income (loss) per share       $    0.61        $   (0.19)        $    0.90        $   (0.71)

(1) The results of Cerprobe for the nine months ended June 30, 2000 included a charge of $8.8 million for in-process R&D associated with its acquisition of OZ Technologies, Inc.

The components of the purchase price allocation for the acquisitions of Cerprobe and Probe Tech are as follows:

                                                             CERPROBE          PROBE TECH
                                                             ---------         ---------
Current assets                                               $  44,223         $  12,180
Property, plant, equipment and other long term assets           27,241             8,948
Acquired intangibles                                            80,800            30,253
Acquired in-process research and development                    11,295               414
Goodwill                                                       105,510            16,298
Less: Liabilities assumed                                      (75,573)           (3,432)
                                                             ---------         ---------

Total                                                        $ 193,496         $  64,661
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

The lawsuit between Cerprobe and the former President, Director and shareholder of Silicon Valley Test & Repair, Inc. (a company acquired by Cerprobe Corporation in January 1997) was settled and dismissed in June 2001, with Cerprobe paying $280,000 in attorney's fees to opposing counsel. This amount has been charged to goodwill in the opening balance sheet, as a cost of the Cerprobe acquisition.

NOTE 7 - INVESTMENT IN FLIP CHIP TECHNOLOGIES, LLC

In March 2001, the Company purchased all outstanding equity units of Flip Chip Technologies LLC ("FCT"), not previously owned, from its former joint venture partner, Delco Electronics Corporation, for $5.0 million in cash plus future payments of up to $3.0 million depending on future operating revenues of FCT over the next four fiscal years. The $3.0 million of contingent payments, which are based upon future revenues, have not been recorded in the Company's financial statements at June 30, 2001.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data and employee data)
June 30, 2001
--------------------------------------------------------------------------------

NOTE 8 - RESIZING AND ACQUISITION RESTRUCTURING

In the nine months ended June 30, 2001 the Company announced a 7.0% reduction in its workforce. As a result, the Company recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions. In the same period, the Company also began integrating the operations of Cerprobe and Probe Tech, which will result in vacating several of their existing facilities. The Company recorded an increase in goodwill of $0.6 million associated with this integration program.

The resizing costs and acquisition restructuring reserves are included in accrued liabilities. The components of these resizing and restructuring charges and the remaining reserves at June 30, 2001 are as follows:

                                  SEVERANCE      LEASE COSTS        OTHER           TOTAL
                                   -------         -------         -------         -------
  Resizing costs                   $ 1,709         $    --         $    --         $ 1,709
  Acquisition Restructuring             84             461             101             646
                                   -------         -------         -------         -------
Balance at March 31, 2001          $ 1,793         $   461         $   101         $ 2,355

  Spending under programs             (749)            (31)            (70)           (850)
                                   -------         -------         -------         -------
Balance at June 30, 2001           $ 1,044         $   430         $    31         $ 1,505
                                   =======         =======         =======         =======

At June 30, 2001, 288 of the planned 296 positions have been eliminated, and the remainder will be eliminated in the fourth quarter of this fiscal year. The integration of Cerprobe and Probe Tech continues, and 3 of the 6 facilities identified for closure have been vacated at June 30, 2001. Severance and lease payments are expected to extend over the next four years.

NOTE 9 - OTHER INCOME

The Company recorded other income of $8.0 million in the three months ended March 31, 2001 as the result of a cash settlement of an insurance claim associated with a fire in our expendable tools facility.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data and employee data)
June 30, 2001
--------------------------------------------------------------------------------

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

For the three and nine month periods ended June 30, 2000 and 2001, the components of total comprehensive income (loss) are as follows:

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                ------------------------         -------------------------
                                                  2000            2001             2000             2001
                                                --------        --------         --------         --------
Net income / (loss)                             $ 38,207        $ (9,476)        $ 73,030         $(32,151)
                                                --------        --------         --------         --------

Foreign currency translation adjustment              307            (980)            (148)          (3,951)
Unrealized gain / (loss) on investments,
  net of taxes                                         4            (157)             (31)               1
                                                --------        --------         --------         --------
  Other comprehensive income / (loss)                311          (1,137)            (179)          (3,950)
                                                --------        --------         --------         --------

Comprehensive income / (loss)                   $ 38,518        $(10,613)        $ 72,851         $(36,101)
                                                ========        ========         ========         ========

NOTE 11 - ACCOUNTS RECEIVABLE SECURITIZATION

In April 2001, the Company entered into a receivable securitization program in which all domestic accounts receivable were transferred to KSI Funding Corporation, a bankruptcy remote special purpose corporation and a wholly owned subsidiary of the Company. Under the facility, KSI Funding Corporation can sell up to a $40.0 million interest in all domestic receivables of the company. This facility was structured as a revolving securitization, whereby an interest in additional customer receivables can be sold as collections reduce the previously sold interest. In May, KSI Funding received $20.0 million for receivables sold under this facility.

NOTE 12 - ACCOUNTING PRONOUNCEMENTS

SFAS 133

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data and employee data)
June 30, 2001
--------------------------------------------------------------------------------

SFAS 141

In July 2001, the FASB issued SFAS 141, "Business Combinations," which is required for all business combinations initiated after June 30, 2001. The standard eliminates the use of the pooling-of-interest method and improves the accounting and reporting for business combinations. The Company has adopted the standard as required effective July 1, 2001. The adoption will not have a material effect on the Company's results of operations or cash flows.

SFAS 142

Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change is expected to provide investors with greater information regarding the economic value of goodwill and its impact on earnings. The Company will be required to adopt this standard in fiscal 2003, however early adoption in fiscal 2002 will be permitted. The Company has not yet determined the impact to its financial statements of adoption of this standard.

SAB 101

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal year 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, which do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in the Company's revenue recognition policy resulting from the guidelines of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ended September 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." The Company is currently assessing the full impact of SAB 101 on its reported financial results. Based on the Company's analysis to-date, the Company expects when SAB 101 is adopted to report a cumulative adjustment to net income of between $6.0 million and $10.0 million in fiscal 2001 for all prior annual periods based on a revenue deferral ranging between $20.0 million and $25.0 million. The Company expects that revenues in the first quarter of fiscal 2001 will be lower than previously reported by $2.0 million to $5.0 million, and revenues in the second quarter of fiscal 2001 will be lower than previously reported by $2.0 million to $4.0 million as a result of adoption of SAB 101. The Company expects that revenues in the third quarter of fiscal 2001 will be lower than reported herein by less than $2.0 million. The Company does not believe that SAB 101 will affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

EITF DISCUSSIONS AND CONSENSUS

In September 2000, the EITF reached a final consensus on issue EITF No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. The Company currently classifies shipping and handling revenue as a reduction of cost of products sold. Further, the Task Force stated that shipping and handling cost related to this revenue should either be recorded in costs of goods sold or the Company should disclose where these costs are recorded and the amount of these costs. The Company must adopt this pronouncement in the fourth quarter of fiscal 2001. The Company does not believe adoption of this pronouncement will have a material impact on its financial position or results of operations.

In March 2001, the EITF discussed Issue No. 00-21, "Accounting for Multiple Element Revenue Arrangements" that addresses the accounting requirements for delivery or performance of multiple products, services, and/or rights to use assets when performance may occur at different points in time or over different periods of time. The Company does not believe that this pronouncement will have any impact on its financial position or results of operations.

In March 2001, the EITF reached a final consensus on Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" that addresses, among other issues, the accounting requirements of a vendor for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified period of time. This Issue was effective for quarters ending after February 15, 2001. The adoption of this Issue did not have any impact on the Company's financial position or results of operations.

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading "Risk Factors" within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 6 to 14 of this Form 10-Q for a full understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2001.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and test interconnect solutions and provide flip chip bumping services for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment, license our flip chip bumping process technology and are developing high density interconnect substrates. We sell our products to semiconductor device manufacturers and contract manufacturers, which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 91% of net sales for fiscal 2000 and 60% for the nine months ended June 30, 2001 and are expected to continue to represent a substantial portion of our future revenues. To support our international sales, we currently have major manufacturing operations in the United States, Israel and Singapore, sales facilities in the United States, France, Germany, Hong Kong, Japan, Korea, Malaysia, the Philippines, Scotland, Singapore, Taiwan and Thailand, and applications labs in Japan, Singapore and Taiwan.

Due to the slowing economy and a worldwide decline in demand for semiconductors, the semiconductor industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment. As a result, our net sales in the first three quarters of fiscal 2001 were significantly below those in the same periods in the prior year. Net sales have declined sequentially each quarter in fiscal 2001. We expect to experience continued declines in net sales in the fourth quarter of fiscal 2001 and that sales will remain weak through the first half of 2002. In addition, as a result of the expected decline in sales, we anticipate that our gross margin will decline in the fourth quarter of fiscal 2001, from that reported in the third quarter of fiscal 2001. Our backlog of customer orders at June 30, 2001 was $57.0 million as compared to $153.0 million at June 30, 2000 and $84.0 million at March 31, 2001. In anticipation of the slowing economy, we reduced our workforce by 7% in the third quarter ended June 30, 2001 and we expect to take additional cost reduction measures in the fourth quarter of fiscal 2001 to realign our cost structure to more closely reflect anticipated revenues, which may involve certain one-time charges.

Staff Accounting Bulletin No. 101 ("SAB 101") issued by the SEC becomes applicable to us in the fourth quarter of 2001. Based on our analysis to-date, we expect when SAB 101 is adopted to report a cumulative adjustment to net income of between $6.0 million and $10.0 million in fiscal 2001 for all prior annual periods based on a revenue deferral ranging between $20.0 million and $25.0 million. We also expect that revenues in the first quarter of fiscal 2001 will be lower than previously reported by $2.0 million to $5.0 million and revenues in the second quarter of fiscal 2001 will be lower than previously reported by $2.0 million to $4.0 million as a result of our adoption of SAB 101. We expect that revenues in the third quarter of fiscal 2001 will be lower than reported herein by less than $2.0 million. It is difficult to predict the net effect of this pronouncement on revenues in the fourth quarter of fiscal 2001. However, to the extent revenue deferrals from prior periods, which are recognized in the fourth quarter, do not equal deferrals from the fourth quarter to future periods, our results for the fourth quarter could be different than anticipated. We believe that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows. See "Recently Issued Accounting Pronouncements."

     In the first quarter of fiscal 2001, we took a step forward in our strategy to offer complete and cost-effective interconnect solutions by acquiring 100% of the stock of Cerprobe and 100% of the stock of Probe Tech. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. These acquisitions have been recorded using the purchase method of accounting and have been consolidated with our operating results beginning on the date of acquisition. These two companies comprise our test segment. Refer to Footnote 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

In March 2001, we purchased the 19.6% equity share of Flip Chip previously owned by Delco Electronics Corporation for $5.0 million in cash, with a contingent future cash payment of up to $3.0 million depending upon the future operating revenues of Flip Chip. We now own 100% of Flip Chip.

Our business is currently divided into four segments:

EQUIPMENT

We design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect very fine wires, typically made of gold or aluminum, between the bonding pads on semiconductor die and the leads on an IC package to which the die has been attached. In fiscal 2001, we began selling the Models 8028S and 8028PPS automatic ball bonders which, with their improved technical performance and productivity, have accounted for the majority of ball bonders we sold in the first nine months of fiscal 2001.

In fiscal 2000 we relocated our automatic ball bonder manufacturing from the United States to Singapore and were able to ramp up production to historically high levels to meet record demand in fiscal 2000.

PACKAGING MATERIALS

We design, manufacture and market a range of packaging materials to semiconductor device assemblers including very fine (typically 0.001 inches in diameter) gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in the semiconductor packaging process. Our packaging materials are optimized for use with our wire bonders to providing leading-edge efficiencies and capabilities. We expect to expand this business in an effort to increase our revenues from materials used in the assembly of ICs.

ADVANCED PACKAGING TECHNOLOGY

This business segment reflects the operating results of our strategic initiative to develop new technologies for advanced semiconductor packaging. It is comprised of Flip Chip and our X-LAM business unit.

Through Flip Chip we license our flip chip technology, provide wafer bumping services and market a wafer level chip scale package named "UltraCSP." Our flip chip technology was developed by a joint venture between Delco and us.

We established our X-LAM business unit to develop, manufacture and market high density interconnect substrates using either flip chip or advanced wire bonding interconnection schemes. We purchased the X-LAM technology for $8.0 million in fiscal 1999 and operate a research/manufacturing facility in Milpitas, California to fully develop and market the technology. In fiscal 2001, we shipped high density substrates to customers for qualification.

Flip Chip reported its first operating profits in the third quarter of fiscal 2001 but is expected to record an operating loss in the fourth quarter of fiscal 2001. X-LAM has not been profitable to date.

TEST INTERCONNECT SOLUTIONS

Our test interconnect solutions provide a broad range of products used to test semiconductors during wafer fabrication (wafer probing) and after they have been assembled and packaged (package or final testing). Our products include probe cards, automatic test equipment interface assemblies, ATE test boards, and test socket/contractors. Most of the test interconnect products we offer are custom designed or customized for a specific semiconductor or application.

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SALES

Net sales for the quarter ended June 30, 2001 were $130.9 million, a decline of 51.2% from the same period in the prior year, due to the continued slowing demand for semiconductors. This decline in sales reflected a 75.8% decline in sales for the equipment segment, primarily a reduction in the unit sales and average selling price of automatic ball bonders compared with the same period in fiscal 2000. Net sales in the packaging materials segment were down 30.3% from the same quarter in fiscal 2000, due to slowing demand for gold wire and expendable tools. Net sales in the advanced packaging segment were up 145.2% from the prior year due to higher bumping service revenue at Flip Chip. The newly formed test segment provided sales of $34.1 million for the current quarter.

Net sales for the nine months ended June 30, 2001 were $436.9 million, down 34.8% from the $670.3 million reported for the comparable period in fiscal 2000. Consistent with results reported for the third quarter, year-to-date sales for the equipment segment were down 62.5%, due to lower revenues from sales of automatic ball bonders; slightly offset by higher unit sales of automatic dicing saws. Net sales in the packaging materials segment were down 8.7% year to date, as compared with the prior year, primarily due to reduced demand for gold wire and expendable tools. Higher bumping service revenues and license income at Flip Chip contributed to an 81.6% increase in net sales for the nine months ended June 30, 2001 for the advanced packaging materials segment over the same period in the prior year. Year-to-date sales for the test division were $91.0 million for the period from the dates of acquisition through June 30, 2001.

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

For the three and nine months ended June 30, 2000 and 2001, the breakdown of shipments to major geographic regions is as follows:

                         THREE MONTHS ENDED            NINE MONTHS ENDED
                              JUNE 30,                      JUNE 30,
                        -------------------           -------------------
                        2000           2001           2000           2001
                        ----           ----           ----           ----
North America             8%            39%            11%            40%
Asia Pacific             80%            38%            78%            43%
Europe                    5%            13%             5%            11%
Japan                     6%             9%             6%             6%

The lower percentage of shipments to the Asia/Pacific region was primarily due to the majority of test division sales going to U.S. based customers and a lower proportionate share of shipments (primarily ball bonders) to Asian based subcontract assemblers.

GROSS PROFIT

In the quarter ended June 30, 2001, gross profit was $41.5 million, a decline of 59.0% from $101.3 million in the prior year. The lower gross profit was due primarily to the lower unit sales and lower average selling price for automatic ball bonders in the equipment segment, resulting in a decline of 78.8% in gross profit for the segment. Gross margin (gross profit as a percentage of sales) was 31.7% for the current quarter, compared to 37.8% for the comparable quarter in the prior year. The decline in gross margin was primarily due to the lower average selling price in the equipment segment, and lower margins for the test division, as compared to the margins for the Company as a whole in the prior year. The equipment segment experienced a 5.0% decline in gross margin from the prior year. Flip Chip reported gross profit of $3.3 million.

Gross profit for the nine months ended June 30, 2001 was $138.7 million, compared $236.8 million in the prior year, a decline of 41.4%. The lower gross profit was due primarily to the lower average selling price and lower unit sales in the equipment segment. Gross profit in the first nine months of fiscal 2001 was also adversely effected by inventory write-offs of $7.9 million as compared with total write downs of $2.3 million for the same period in fiscal 2000. Gross margin was 31.7% for the nine months ended June 30, 2001, as compared to 35.3% in the prior year. Excluding the inventory write-offs, gross margin for the nine months ended June 30, 2001 was 33.5%, as compared to 35.7%, for the comparable period in fiscal 2000. The newly formed test division reported gross profit of $28.4 million for the nine months ended June 30, 2001, which was negatively impacted by acquisition related inventory "step-up" costs of $4.2 million. The gross margins for the test segment and the advanced packaging technology segments were 31.2% and 16.3%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased $2.2 million or 6.1% in the three months ended June 30, 2001 as compared to the same period in the prior year due primarily to reductions in payroll, and other cost saving initiatives which began in the second quarter of the fiscal year. Expenses incurred in the test division, which amounted to $8.6 million for the quarter ended June 30, 2001, offset the majority of these cost savings. In the nine months ended June 30, 2001, SG&A expenses increased $10.5 million or 10.7% from the same period in the prior year, due to $21.8 million of SG&A expenses associated with the test division, partially offset by reductions in expenditures for employee

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

compensation, outside services and other administrative functions. The expense reduction and cost containment actions initiated earlier in fiscal 2001 led to a sequential reduction of $6.3 million or 15.9% in SG&A expenses in the third quarter as compared to the second quarter.

RESEARCH AND DEVELOPMENT

Because technological change occurs rapidly in the semiconductor industry, we devote substantial resources to our research and development ("R&D") programs to maintain our technological leadership. This commitment to new product introductions and product development resulted in an increase in R&D expense of $1.0 million or 8.4% for the three months and $12.7 million or 34.2% for the nine months ended June 30, 2001 from the comparable periods of the prior year. The increased R&D expenses also included $1.2 million in the three months and $3.3 million in the nine months (from the date of acquisition through June 30, 2001) ended June 30, 2001 associated with the test division. In the third quarter of fiscal 2001, the Company aligned spending on R&D activities to current economic conditions, resulting in a sequential reduction in R&D spending of $4.9 million or 26.6% as compared to the second quarter of fiscal 2001.

RESIZING COSTS

In the third quarter, we began implementing the resizing plans announced in the second quarter of fiscal 2001, which resulted in a 7.0% reduction in our workforce. In the nine months ended June 30, 2001, we recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions and we may incur additional resizing costs in the near term. No new charges were recorded in the third quarter. During the second quarter, we began integrating the operations of Cerprobe and Probe Tech, which will result in vacating several of their existing facilities. We recorded an increase in goodwill of $0.6 million associated with this integration program. Both programs are ongoing, and continuing as planned. Refer to Footnote 8 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding these programs, and the spending incurred to date.

ACQUISITION COSTS

In the first quarter of fiscal 2001, we recorded a charge of $11.7 million for in-process R&D associated with the acquisitions of Cerprobe and Probe Tech representing the appraised value of products still in the development stage that did not have a future alternative use and have not reached technological feasibility. In the three and nine months ended June 30, 2001, we recorded amortization expense of $5.8 million and $13.3 million, respectively, associated with the goodwill and intangible assets resulting from the purchase of Cerprobe and Probe Tech.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the three and nine months ended June 30, 2001 was $12.2 million and $48.8 million, respectively, compared to income from operations of $52.3 million and $99.3 million in the comparable periods of the prior year. The operating loss in both the three and nine month periods ended June 30, 2001 was due primarily to the lower sales and associated gross profit, additional expenses associated with the acquisitions, higher R&D expenses, inventory write-offs and resizing costs.

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

INTEREST

As a result of the Cerprobe and Probe Tech acquisition, we increased our borrowings and reduced our investment portfolio in the latter portion of the first quarter to fund these purchases. This resulted in higher interest expense in the both the three and nine months ended June 30, 2001 and lower interest income for the same periods.

OTHER INCOME

Results for the nine months ended June 30, 2001 include other income of $8.0 million associated with the cash settlement of an insurance claim associated with a fire in our expendable tools facility.

EQUITY IN LOSS OF JOINT VENTURES

In the three and nine months ended June 30, 2000, we recorded losses of $0.3 million and $1.0 million, respectively, on our equity interest in Advanced Polymer Solutions, LLC ("APS"), a joint venture with Polyset Company, Inc. APS. The joint venture was dissolved in September 2000 and operations ceased at that time.

TAX EXPENSE

Our effective tax rate for fiscal 2001 is expected to approximate 34.0%, compared to 28.0% in the prior year. The higher expected tax rate for fiscal 2001 is due primarily to the tax benefits associated with expected losses from United States based operations at a rate higher than the tax rate on expected income generated from foreign operations. In the nine months ended June 30, 2001 we did not record an income tax benefit on the $11.7 million charge for in-process research and development.

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

In the three and nine months ended June 30, 2001, we recorded minority interest of $15 thousand and $0.3 million, respectively. The results for the three months ended June 30, 2001 include minority interest in a foreign Probe Tech subsidiary. The nine month results reflect the interest of our joint venture partner's share of the loss incurred at Flip Chip prior to our purchase of all outstanding Flip Chip equity units and the minority interest of the foreign Probe Tech subsidiary from the date of our acquisition of Probe Tech.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 133

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. We adopted this statement in the first quarter of 2001. There was no cumulative effect of adoption. The impact of SFAS No. 133 on our future results will be dependent upon the fair values of our derivatives and related financial instruments and could result in increased volatility.

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

SFAS 141

In July 2001, the FASB issued SFAS 141, "Business Combinations," which is required for all business combinations initiated after June 30, 2001. The standard eliminates the use of the pooling-of-interest method and improves the accounting and reporting for business combinations. We have adopted the standard as required effective July 1, 2001. The adoption will not have a material effect on our results of operations or cash flows.

SFAS 142

Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change is expected to provide investors with greater information regarding the economic value of goodwill and its impact on earnings. We will be required to adopt this standard in fiscal 2003, however early adoption in fiscal 2002 will be permitted. We have not yet determined the impact to our financial statements of adoption of this standard.

SAB 101

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are required to adopt SAB 101 in the fourth quarter of fiscal year 2001. Accordingly, any shipments previously reported as revenue, including revenue reported for the first three quarters of fiscal 2001, which do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the guidelines of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ended September 30, 2001, with the appropriate restatement of interim periods as required by SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." We are currently assessing the full impact of SAB 101 on our reported financial results. Based on our analysis to-date, we expect when SAB 101 is adopted to report a cumulative adjustment to net income of between $6.0 million and $10.0 million in fiscal 2001 for all prior annual periods based on a revenue deferral ranging between $20.0 million and $25.0 million. We also expect revenues in the first quarter of fiscal 2001 will be lower than previously reported by $2.0 million to $5.0 million, and revenues in the second quarter of fiscal 2001 will be lower than previously reported by $2.0 million to $4.0 million as a result of adoption of SAB 101. We expect that revenues in the third quarter of fiscal 2001 will be lower than reported herein by less than $2.0 million. We believe that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

EITF DISCUSSIONS AND CONSENSUS

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

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

In March 2001, the EITF discussed Issue No. 00-21, "Accounting for Multiple Element Revenue Arrangements" that addresses the accounting requirements for delivery or performance of multiple products, services, and/or rights to use assets when performance may occur at different points in time or over different periods of time. We do not believe that this pronouncement will have any impact on our financial position or results of operations.

In March 2001, the EITF reached a final consensus on Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" that addresses, among other issues, the accounting requirements of a vendor for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified period of time. This Issue was effective for quarters ending after February 15, 2001. The adoption of this Issue did not have any impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, cash, cash equivalents and investments totaled $132.8 million compared to $316.6 million at September 30, 2000. Additionally, we have a $60.0 million (reducing to $40.0 million over a three-year period) bank revolving credit facility. The credit facility expires in December 2003. The borrowings are subject to our compliance with financial and other covenants set forth in the revolving credit documents. At June 30, 2001, we had $57.0 million of cash borrowings outstanding under the facility and had utilized $1.1 million of availability under that credit facility to support letters of credit. Borrowings bear interest either at a Base Rate (defined as the prime rate or the federal funds rate plus 1/2%) or, at a LIBOR Rate (defined as LIBOR plus 1.0% to 2.0%, depending on our ratio of senior debt to earnings before interest, taxes, depreciation and amortization).

In April 2001, we entered into a receivable securitization program in which we transferred all domestic account receivables to KSI Funding Corporation, a bankruptcy remote special purpose corporation and, our wholly owned subsidiary. Under the facility, KSI Funding Corporation can sell up to a $40.0 million interest in all of our domestic receivables. This facility was structured as a revolving securitization, whereby an interest in additional account receivables can be sold as collections reduce the previously sold interest. In the third quarter, we sold receivables under this agreement amounting to $20.0 million.

Cash provided by operating activities totaled $73.3 million during the nine months ended June 30, 2001 compared to $52.5 million during the comparable period in the prior year. The cash provided by operating activities for the nine months ended June 30, 2001 was due primarily to the collection of accounts receivable.

During the nine months ended June 30, 2001, we invested approximately $44.5 million in property and equipment compared to $27.0 million in the comparable period of the prior year. The capital spending in the nine months ended June 30, 2001 was primarily for information technology to develop corporate-wide e-business capabilities, increased capacity at Flip Chip, a new wire manufacturing facility in Taiwan and continued expansion of the manufacturing capabilities in our existing packaging materials facilities. Due to current business conditions we have reduced our planned capital expenditures for the remainder of fiscal 2001 from previously planned levels and expect total capital expenditures in the fourth quarter of fiscal 2001 to be less than $8.0 million.

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

In the first quarter of fiscal 2001, we purchased two companies that design and manufacture semiconductor test interconnect solutions, for cash. During the nine months ended June 30, 2001, we paid $216.4 million for Cerprobe and $62.5 million for Probe Tech, net of cash acquired.

We believe that anticipated cash flows from operations, working capital and amounts available under our accounts receivable securitization program will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as we believe appropriate, equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which we may elect to pursue.

RISK FACTORS

THE SEMICONDUCTOR INDUSTRY AS A WHOLE IS VOLATILE AND IS CURRENTLY EXPERIENCING A SIGNIFICANT DOWNTURN.

Our operating results are significantly affected by the capital expenditures of semiconductor manufacturers and assemblers worldwide. Expenditures by semiconductor manufacturers and assemblers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, such as personal computers, telecommunications equipment, consumer electronics and automotive goods. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and materially and adversely affect our business, financial condition and operating results.

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. This has severely and negatively affected the industry's demand for capital equipment, including the assembly equipment that we manufacture and market and, to a lesser extent, the packaging materials and test interconnect solutions that we sell. The semiconductor industry is in a downturn and has weakened significantly recently and we expect conditions to further weaken during the remainder of fiscal 2001 and to remain weak into 2002. This downturn is among the worst we have experienced: orders have been pushed out or cancelled, significantly reducing our backlog, sales have declined rapidly and we have, among other things, undertaken a significant resizing and have deferred capital expenditures. We cannot assure you as to when the current downturn will end or that it will not continue to worsen. This current downturn, like past downturns, has materially and adversely affected our operating results and we expect that it will continue to materially and adversely affect our business, financial condition and operating results in the near term.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND MAY CONTINUE TO DO SO IN THE FUTURE.

In the past, our quarterly operating results have fluctuated significantly, which we expect will continue to be the case. Although these fluctuations are partly due to the volatile nature of the semiconductor industry, they also reflect the impact of other factors. Many of the factors that affect our operating results are outside of our control.

Some of the factors that could cause our revenues and/or operating margins to fluctuate significantly from period to period are:

     -    market downturns;

     -    the mix of products that we sell because, for example:

          - some packaging materials have lower margins than assembly equipment and test interconnect solutions,

          -    some lines of equipment are more profitable than others; and

          -    some sales arrangements have higher margins than others;

     - the volume and timing of orders for our products and any order postponements and cancellations by our customers;

     - the cancellation, deferral or rescheduling of orders, because virtually all orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

     -    adverse changes in our pricing, or that of our competitors;

     - higher than anticipated costs of development or production of new equipment models;

     -    the availability and cost of key components for our products;

     - market acceptance of our new products and upgraded versions of our products;

     - our announcement of, or perception by others that we will introduce, new or upgraded products, which could cause customers to delay purchasing our products;

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

     -    the timing of acquisitions; and

     -    our competitors' introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses, and interest expense do not vary directly with our net sales. As a result, a decline in our net sales would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net sales, our operating results would decline. Factors that could cause our expenses to fluctuate from period to period include:

     -    the timing and extent of our research and development efforts;

     -    severance, resizing and other costs of relocating facilities; and

     -    inventory write-offs due to obsolescence.

Because our revenues and operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

OUR BUSINESS DEPENDS ON ATTRACTING AND RETAINING MANAGEMENT, MARKETING AND TECHNICAL EMPLOYEES WHO ARE IN GREAT DEMAND.

As is the case with many other technology companies, our future success depends on our ability to hire and retain qualified management, marketing and technical employees. Competition is intense in personnel recruiting in the semiconductor and semiconductor equipment industries, specifically with respect to some engineering disciplines. In particular, we have experienced periodic shortages of software engineers. If we are unable to continue to attract and retain the technical and managerial personnel we require, our business, financial condition and operating results could be materially and adversely affected.

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

WE MAY NOT BE ABLE TO RAPIDLY DEVELOP AND MANUFACTURE NEW AND ENHANCED PRODUCTS REQUIRED TO MAINTAIN OR EXPAND OUR BUSINESS.

We believe that our continued success will depend on our ability to continuously develop and manufacture or acquire new products and product enhancements on a timely and cost-effective basis. We also must introduce these products and product enhancements into the market in response to customers' demands for higher performance assembly equipment and for test interconnect solutions customized to address technological advances in IC and capital equipment designs. Our competitors may develop enhancements to or future generations of competitive products that will offer superior performance, features and lower prices that may render our products non-competitive. The development of new products may require significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In fiscal 2001, for example, we have incurred significant losses in connection with our efforts to develop and commercialize X-LAM technology, and we anticipate continuing to incur such losses in the near term. In addition, the commercialization of X-LAM may require substantial capital investments for production facilities. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner or at a price that will satisfy our customers' future needs or achieve market acceptance.

WE MAY NOT BE ABLE TO ACCURATELY FORECAST DEMAND FOR OUR PRODUCT LINES.

We typically operate our business with a relatively short backlog and order supplies and otherwise plan production based on internal forecasts of demand. Due to these factors, we have in the past, and may again in the future, fail to accurately forecast demand, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to accurately forecast demand for our products, including assembly equipment, packaging materials, test interconnect solutions and advanced packaging technologies, our business, financial condition and operating results could be materially and adversely affected.

ADVANCED PACKAGING TECHNOLOGIES OTHER THAN WIRE BONDING MAY RENDER SOME OF OUR PRODUCTS OBSOLETE AND OUR STRATEGY FOR PURSUING THESE OTHER TECHNOLOGIES MAY BE COSTLY AND INEFFECTIVE.

Advanced packaging technologies have emerged that may improve device performance or reduce the size of an IC package, as compared to traditional die and wire bonding. These technologies include flip chip and wafer scale packaging. In general, these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. For some devices, these advanced technologies have largely replaced wire bonding. We cannot assure you that the semiconductor industry will not, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above. If a significant shift to advanced technologies were to occur, demand for our wire bonders and related packaging materials and test interconnect solutions would diminish.

One component of our strategy is to develop next generation technologies to allow us to prepare for any eventual decline in the use of wire bonding technology. There are a number of risks associated with our strategy to diversify into new technologies:

     - the technologies that we have invested in represent only some of the advanced technologies that may one day supersede wire bonding;

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

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

A DECLINE IN DEMAND FOR ANY OF OUR PRODUCTS COULD CAUSE OUR REVENUE TO DECLINE SIGNIFICANTLY.

Prior to our recent acquisitions of businesses in the test interconnect segment, our wire bonders have comprised over 50% of our net sales. If demand for, or pricing of, our wire bonders declines because our competitors introduce superior or lower cost systems, the semiconductor industry changes or because of other events beyond our control, our business, financial condition and operating results could be materially and adversely affected. Advanced packaging technologies and test interconnect solutions are less significant as a percentage of our revenues than wire bonders, but any deterioration in the demand for or prices of these products would materially and adversely affect our business, financial condition and operating results.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR MOST OF OUR SALES, OUR REVENUES COULD DECLINE IF WE LOSE ANY SIGNIFICANT CUSTOMER.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and subcontract assemblers purchasing a substantial portion of semiconductor assembly equipment, packaging materials, test interconnect solutions and flip chip bumping services and technology. Sales to a relatively small number of customers account for a significant percentage of our net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15.3% of our net sales and sales to Amkor Technologies accounted for 10.1% of our net sales. In fiscal 1999 no customer accounted for more than 10% of total net sales. However, in fiscal 1998, sales to Intel accounted for 17.6% of our net sales.

We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future. If we lose orders from a significant customer, or if a significant customer reduces its orders substantially, these losses or reductions will materially and adversely affect our business, financial condition and operating results.

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR RAW MATERIALS, COMPONENTS AND SUBASSEMBLIES AND, IF OUR SUPPLIERS DO NOT DELIVER THEIR PRODUCTS TO US, WE MAY BE UNABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS.

Our products are complex and require raw materials, components and subassemblies of an exceptionally high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of the components and subassemblies for our products and we rely on sole source suppliers for some important components and raw materials, including gold. As a result, we are exposed to a number of significant risks, including:

-    loss of control over the manufacturing process;

- changes in our manufacturing processes, dictated by changes in the market, that may delay our shipments;

-    our inadvertent use of defective or contaminated raw materials;

- the relatively small operations and limited manufacturing resources of some of our contractors and suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at quality levels and prices we can accept;

- reliability and quality problems we experience with certain key subassemblies provided by single source suppliers;

- the exposure of our suppliers and subcontractors to disruption for a variety of reasons, including work stoppage, fire, earthquake, flooding or other natural disasters; and

- delays in the delivery of raw materials or subassemblies, which, in turn, may cause delays in some of our shipments; and

- the loss of suppliers as a result of the consolidation of suppliers in the industry.

If we are unable to deliver products to our customers on time for these or any other reasons, or if we do not maintain acceptable product quality or reliability in the future, our business, financial condition and operating results would be materially and adversely affected.

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

WE ARE EXPANDING AND DIVERSIFYING OUR OPERATIONS, AND IF WE FAIL TO MANAGE OUR EXPANDING AND MORE DIVERSE OPERATIONS SUCCESSFULLY, OUR BUSINESS AND FINANCIAL RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

In recent years, we have broadened our product offerings to include significantly more packaging materials and advanced packaging services and technology. Additionally, during fiscal 2001, we acquired two companies that design and manufacture test interconnect solutions, Cerprobe Corporation and Probe Technology Corporation, and we have combined their operations to create our test division. The success of this combination requires the integration of formerly separate businesses into one another and then into our operating and management structure. If this integration is unsuccessful or slower than anticipated, the benefits of these acquisitions may be deferred or may not be realized. Although our strategy is to diversify our products and services, we may not be able to develop, acquire, introduce or market new products in a timely or cost-effective manner and the market may not accept any new or improved products we develop, acquire, introduce or market.

Our diversification into new lines of business and our expansion through acquisitions and alliances has increased, and is expected to continue to increase, demands on our management, financial resources and information and internal control systems. Our success depends in significant part on our ability to manage and integrate acquisitions, joint ventures and other alliances and to continue to implement, improve and expand our systems, procedures and controls. If we fail to do this at a pace consistent with the development of our business, our business, financial condition and operating results could be materially and adversely affected.

As we seek to expand our operations, we expect to encounter a number of risks, which will include:

- risks associated with hiring additional management and other critical personnel;

-    risks associated with adding equipment and capacity; and

- risks associated with increasing the scope, geographic diversity and complexity of our operations.

In addition, sales and servicing of packaging materials, test interconnect solutions and advanced packaging technologies often require different organizational and managerial skills than sales of traditional wire bonding technology. We cannot assure you that we will be able to develop the necessary skills to successfully produce and market these different products.

WE MAY BE UNABLE TO CONTINUE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE SEMICONDUCTOR EQUIPMENT, PACKAGING MATERIALS, TEST INTERCONNECT AND ADVANCED PACKAGING TECHNOLOGY INDUSTRIES.

The semiconductor equipment, packaging materials, test interconnect solutions and advanced packaging technology industries are intensely competitive. In the semiconductor equipment, test interconnect solutions and advanced packaging technology markets, the significant competitive factors include performance quality, customer support and price, and in the semiconductor packaging materials industry include price, delivery and quality.

In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants, some of which have significantly greater financial, engineering, manufacturing and marketing resources than we have. Some of these competitors are Asian and European companies that have had and may continue to have an advantage over us in supplying products to local customers because many of these customers appear to prefer to purchase from local suppliers, without regard to other considerations.

We expect our competitors to improve their current products' performance, and to introduce new products and materials with improved price and performance characteristics. New product and materials introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor's product or materials for a

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time because manufacturers and assemblers sometimes develop lasting relations with suppliers, and assembly equipment in our industry often goes years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which could materially and adversely affect our business, financial condition and operating results. We cannot assure you that we will be able to continue to compete in these or other areas in the future.

WE SELL MOST OF OUR PRODUCTS TO CUSTOMERS LOCATED OUTSIDE OF THE UNITED STATES, WE HAVE SUBSTANTIAL MANUFACTURING OPERATIONS LOCATED OUTSIDE OF THE UNITED STATES, AND WE RELY ON INDEPENDENT FOREIGN DISTRIBUTION CHANNELS FOR CERTAIN PRODUCT LINES, ALL OF WHICH SUBJECT US TO RISKS FROM CHANGES IN TRADE REGULATIONS, CURRENCY FLUCTUATIONS, POLITICAL INSTABILITY AND WAR.

Approximately 80% of our net sales for fiscal 1998, 83% of our net sales for fiscal 1999, 91% of our net sales for fiscal 2000 and approximately 60% of our net sales for the nine months ended June 30, 2001 were attributable to sales to customers for delivery outside of the United States. We expect our sales outside of the United States to continue to represent a large portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. We also rely on non-U.S. suppliers for materials and components used in the equipment that we sell and we maintain substantial manufacturing operations in countries other than the United States, including operations in Israel, Singapore and Taiwan. We manufacture substantially all of our automatic ball bonders in Singapore. In addition, we rely on independent foreign distribution channels for certain product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, such as risks of war and civil disturbances or other events that may limit or disrupt markets; expropriation of our foreign assets; longer payment cycles in foreign markets; international exchange restrictions; the difficulties of staffing and managing dispersed international operations; tariff and currency fluctuations; changing political conditions; foreign governments' monetary policies; and less protective foreign intellectual property laws.

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

The ability of our international operations to prosper also will depend, in part, on a continuation of current trade relations between the United States and foreign countries in which our customers operate and in which our subcontractors and materials suppliers have operations. A change toward more protectionist trade legislation in either the United States or foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, could materially and adversely affect our ability to sell our products in foreign markets.

OUR SUCCESS DEPENDS IN PART ON OUR INTELLECTUAL PROPERTY, WHICH WE MAY BE UNABLE TO PROTECT.

Our success depends in part on our proprietary technology. To protect this technology, we rely primarily on contractual restrictions (such as nondisclosure and confidentiality agreements) in our agreements with employees, vendors, consultants and customers and on the common law of trade secrets and proprietary "know-how." We also rely, in some cases, on patent and copyright protection, which may become more important to us as we expand our investment in advanced packaging technologies. We may not be successful in protecting our technology for a number of reasons, including:

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

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

In addition, our partners and alliances may also have rights to technology that we develop through these joint ventures and alliances. We may incur significant expense to protect or enforce our intellectual property rights. If we are unable to protect our intellectual property rights, our competitive position may be weakened.

THIRD PARTIES MAY CLAIM WE ARE INFRINGING ON THEIR INTELLECTUAL PROPERTY, WHICH COULD CAUSE US TO INCUR SIGNIFICANT LITIGATION COSTS OR OTHER EXPENSES, OR PREVENT US FROM SELLING SOME OF OUR PRODUCTS.

The semiconductor industry is characterized by rapid technological change, with frequent introductions of new products and technologies. As a result, industry participants often develop products and features similar to those introduced by others, increasing the risk that their products and processes may give rise to claims that they infringe on the intellectual property of others. We may unknowingly infringe on the intellectual property rights of others and incur significant liability for that infringement. If we are found to infringe on the intellectual property rights of others, we could be enjoined from continuing to manufacture, market or use the affected product, or be required to obtain a license to continue manufacturing or using the affected product. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing on the rights of others may be costly or impractical.

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

KULICKE AND SOFFA INDUSTRIES, INC.
June 30, 2001
--------------------------------------------------------------------------------

of this litigation will not materially and adversely affect our business, financial condition and operating results.

WE MAY BE MATERIALLY AND ADVERSELY AFFECTED BY ENVIRONMENTAL AND SAFETY LAWS AND REGULATIONS.

We are subject to various and frequently changing federal, state, local and foreign laws and regulations governing, among other things, the generation, storage, use, emission, discharge, transportation and disposal of hazardous material, investigation and remediation of contaminated sites and the health and safety of our employees. Increasingly, public attention has focused on the environmental impact of manufacturing operations and the risk to neighbors of chemical releases from such operations.

Proper waste disposal plays an important role in the operation of our manufacturing plants. In many of our facilities we maintain wastewater treatment systems that remove metals and other contaminants from process wastewater. These facilities operate under effluent discharge permits that must be renewed periodically. A violation of those permits may lead to revocation of the permits, fines, penalties or the incurrence of capital or other costs to comply with the permits.

In the future, applicable land use and environmental regulations may: (1) impose upon us the need for additional capital equipment or other process requirements,
(2) restrict our ability to expand our operations, (3) subject us to liability, and/or (4) cause us to curtail our operations. We cannot assure you that any costs or liabilities associated with complying with these environmental laws will not materially and adversely affect our business, financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2001, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $43.7 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 100 basis points, there would be no material adverse effect on our business, financial condition or operating results.

PART II.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

          10.1 Receivables purchase agreement among KSI Funding Corporation, Kulicke and Soffa Industries, Inc., Market Street Funding Corporation, and PNC Bank, National Association dated April 17, 2001.

          10.2 Purchase and sale agreement between American Fine Wire Corporation, Cerprobe Corporation, Kulicke and Soffa Industries, Inc., Probe Technology Corporation and Semitec, as the Originators, and KSI Funding Corporation, dated April 17, 2001.

    (b) Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KULICKE AND SOFFA INDUSTRIES, INC.



Date: August 8, 2001                    By: /s/ CLIFFORD G. SPRAGUE
                                        --------------------------------------
                                        Clifford G. Sprague
                                        Senior Vice President, Chief Financial
                                          Officer
                                        (Principal Financial Officer)