Form 10-K405
period 2001-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2001-12-21
CIK 56978

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the fiscal year ended SEPTEMBER 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ______ to ______.

                          Commission file number 0-121

                       KULICKE AND SOFFA INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            PENNSYLVANIA                                     23-1498399
  (State or Other Jurisdiction of                           (IRS Employer
           Incorporation)                                Identification No.)


2101 BLAIR MILL ROAD, WILLOW GROVE, PENNSYLVANIA                19090
       (Address of Principal Executive Offices)              (Zip Code)

                                 (215) 784-6000
                         (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No  [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock (its only voting stock and common equity) held by non-affiliates of the Registrant as of December 1, 2001 was approximately $756,933,926. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 1, 2001, there were 49,085,428 shares of the Registrant's common stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Shareholders' Meeting to be filed prior to January 7, 2002 are incorporated by reference into
Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       KULICKE AND SOFFA INDUSTRIES, INC.
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
                                     PART I
Item 1.  Business                                                                2

Item 2.  Properties                                                             11

Item 3.  Legal Proceedings                                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                    12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                    12

Item 6.  Selected Financial Data                                                13

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  15

Item 7A. Quantitative and Qualitative Disclosures About Market Risk             33

Item 8.  Financial Statements and Supplementary Data                            33

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                   62

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                     62

Item 11. Executive Compensation                                                 62

Item 12. Security Ownership of Certain Beneficial Owners and Management         62

Item 13. Certain Relationships and Related Transactions                         62

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K        63

PART I

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

      - The projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials and test interconnect solutions;

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

ITEM 1. BUSINESS.

We design, manufacture and market capital equipment, packaging materials and test interconnect solutions and provide semiconductor wafer solder-bumping interconnect (flip chip bumping) services for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment, license our flip chip bumping process technology and market high density interconnect substrates. Today, we are the world's largest supplier of semiconductor assembly equipment, according to VLSI Research, Inc. Our business is currently divided into four segments: equipment, packaging materials, test interconnect solutions and advanced packaging technology.

Historically, the demand for semiconductors and our semiconductor assembly equipment has been volatile, with sharp periodic downturns and slowdowns. For instance, a strong upturn in the semiconductor industry for the majority of fiscal 2000 resulted in record revenues and earnings in that year. This industry upturn was followed by a severe industry downturn in fiscal 2001 and we reported a 38% reduction in sales and a record net loss for that year. The current downturn in the semiconductor industry is expected to continue to negatively impact our business in fiscal 2002.

To keep pace with the constant advance of technology in the semiconductor industry, we have continuously added to our product and technology portfolio through acquisitions and internal development so as to offer a broad range of packaging solutions to our customers. We believe this strategy has positioned us to enhance our leading position in traditional wire bonding methodologies while also establishing leadership in advanced packaging technologies such as flip chip and wafer level packaging. These newer technologies offer the superior performance characteristics required to support the latest, most sophisticated semiconductor designs.

We believe our expanding portfolio of packaging and test interconnect solutions enables us to better balance our revenues between products that are capacity driven, and thus more cyclically purchased primarily during industry expansions, and those that are run-rate or technology driven and are thus more likely to be purchased throughout the semiconductor cycle. We believe we are the only major supplier to the semiconductor assembly industry that can provide customers with semiconductor assembly equipment along with a broad range of complimentary packaging materials and test interconnect solutions that are optimized for use with our assembly equipment.

Kulicke and Soffa Industries, Inc. was incorporated in Pennsylvania in 1956. Our principal offices are located at 2101 Blair Mill Road, Willow Grove, Pennsylvania 19090 and our telephone number is (215) 784-6000.

PRODUCTS AND SERVICES

We offer a broad range of semiconductor assembly equipment, packaging materials, test interconnect solutions and flip chip bumping services and spare parts used in the semiconductor assembly process. Set forth below is a table listing the approximate percentage of our net sales by principal product for our fiscal years ended September 30, 1999, 2000 and 2001.

                                                            FISCAL YEAR ENDED
                                                               SEPTEMBER 30,
                                                     --------------------------------
                                                     1999          2000          2001
                                                     ----          ----          ----
Wire bonders                                          55%           69%           38%
Additional semiconductor assembly equipment            7             4             2
Services and spare parts                               6             4             5
Packaging materials                                   31            21            27
Test interconnect                                     --            --            21
Advanced packaging technologies                        1             2             7
                                                     ---           ---           ---
                                                     100%          100%          100%
                                                     ===           ===           ===


See Note 11 to our Consolidated Financial Statements for financial results by business segment.

WIRE BONDERS

Our principal product line is our family of wire bonders, which are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads on the die and the leads on the integrated circuit (IC) package to which the die has been attached. We offer both ball and wedge bonders in automatic and manual configurations. We believe that our wire bonders offer competitive advantages based on high productivity and superior process control, enabling fine pitch bonding and long, low wire loops, which are needed to assemble advanced IC packages.

In the third quarter of fiscal 1999, we introduced the Model 8028 ball bonder, a continuation of the 8000 series, which accounted for the majority of ball bonders we sold during fiscal 2000. In fiscal 2001 we began selling two enhanced Models - the 8028-S and the 8028-PPS. The 8028-S offers approximately 10% more productivity while the 8028-PPS combines further productivity enhancements with robust fine pitch capability. In May 2001, we introduced the Maxum, our latest generation IC ball bonder, which offers up to 20% more productivity than the Model 8028-PPS. The Maxum has been tested and qualified by several of our customers and will be available for shipment in the latter part of fiscal 2002.

In the first quarter of fiscal 2000 we introduced the Model 8098, a large area ball bonder designed for processing large panels used for hybrids, chip-on-board and multi-chip modules. The 8098 also supports wafer level bumping for flip chip and other area array applications. We continue to market the Model 8060 and Model 8068 wedge bonder, the Model 8090, a large area wedge bonder and the 4500 digital series of manual wire bonders.

As part of our strategy to reduce the manufacturing costs of our wire bonders, we transferred our automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore in fiscal 2000.

ADDITIONAL SEMICONDUCTOR ASSEMBLY EQUIPMENT

In addition to wire bonders, we produce and distribute other types of semiconductor assembly equipment, including wafer dicing saws, die bonders, solder sphere attachment systems and flip chip assembly systems.

    Dicing Saws. Dicing saws use diamond-embedded saw blades to cut silicon wafers into individual semiconductor die. We produce and market the Model 7500, an automatic dicing saw, and the Model 7700 (introduced in fiscal
    2000) a twin spindle dicing saw which is capable of dicing 300 mm wafers.

    Die Bonders. Die bonders are used to attach a semiconductor die to a leadframe or other package before wire bonding. We have a distribution agreement with DATACON Semiconductor Equipment GmbH, an Austrian company, principally to market their multi-chip module and flip chip die bonder product line worldwide, excluding Europe. We also market the 2200 apm, an extremely accurate multi chip bonder developed by DATACON.

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

We also offer different configurations of some of our products for non-semiconductor applications. For instance, our Model 7100 saw can be configured for cutting and grinding hard and brittle materials, such as ceramic, glass and ferrite, that are used in the fabrication of chip capacitors, disk drive heads and optoelectronic materials.

SERVICES AND SPARE PARTS

We believe that our knowledge and experience have positioned us to deliver innovative, customer-specific services that reduce the cost of owning our equipment. Historically, our offerings in this area were limited to spare parts, customer training and extended warranty contracts. In response to customer trends in outsourcing packaging requirements, we are focusing on providing repair and maintenance services, a variety of equipment upgrades, machine and component rebuild activities and expanded customer training through a Customer Operations Group. These services are generally priced on a time and materials basis. The service and maintenance arrangements are typically subject to bi-annual or multi-year contracts.

PACKAGING MATERIALS

We design, manufacture and market a wide range of packaging materials to semiconductor device assemblers, including very fine gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in the semiconductor packaging process. Our packaging materials are designed for use on our assembly equipment as well as our competitors' assembly equipment. Our principal packaging materials are:

    Bonding Wire. We manufacture very fine gold, aluminum and copper wire used in the wire bonding process. We produce wire to a wide range of specifications, which can satisfy most wire bonding applications.

    Expendable Tools. Our family of expendable tools includes capillaries, wedges, die collets and saw blades. Capillaries and wedges are used to feed out, attach and cut the wires used in wire bonding. Die collets are used to pick up and place die into packages. Our hubless saw blades are used to cut hard and brittle materials. Our hub blades are used to cut silicon wafers into semiconductor die.

TEST INTERCONNECT

We offer a broad range of fixtures used to temporarily connect automatic test equipment to the semiconductor device under test during wafer fabrication (wafer probing) and after they have been assembled and packaged (package or final testing). Our principal test interconnect products are:

    Probe cards. Probe cards consist of a complex, multilayer printed circuit board (PCB) and numerous probes designed to make temporary electrical connections to each of the bond pads or bumps on a die while it is still in a wafer format.

    Automatic Test Equipment (ATE) interface assemblies. ATE interface assemblies, typically consisting of mechanical docking hardware and two intricate, multilayer PCBs, mechanically connect the ATE to the wafer prober and carry the electrical signal to the semiconductor device under test.

    ATE test boards. ATE test boards are complex, multilayer PCBs that mount directly to the ATE and transfer the electrical signal from the ATE to the test socket/contactor.

    Test sockets/contactors. Test sockets/contactors consist of numerous miniaturized spring-loaded contacts that touch down on the electrical contacts of a packaged semiconductor.

Changes in the design of a semiconductor require changes in the probe card, test socket/contactor and, in certain cases, the ATE test board used to test that semiconductor. Customers generally purchase new versions of these custom designed products each time there is a design change in the semiconductor being tested.

ADVANCED PACKAGING TECHNOLOGIES

Our Flip Chip business unit focuses primarily on licensing its flip chip technology and providing flip chip bumping and wafer level packaging services to customers. In February 1996, we entered into a joint venture agreement with Delco Electronic Corporation (Delco) to license flip chip technology and to provide wafer bumping services on a contract basis. In March 2001, we purchased all of Delco's interest in the Flip Chip venture not previously owned by us. We now own 100% of Flip Chip. We are currently providing contract bump services to more than 20 customers. We also developed and market a wafer level package, named the UltraCSP(R), which is in production and has been licensed to customers. As of September 30, 2001, we had sold nine licenses, for wafer solder-bumping and wafer level packaging applications, and we expect to sell additional licenses in the future.

In January 1999, we acquired advanced substrate technology from MicroModule Systems, a Cupertino, California company, to enable production of high density substrates (referred to as our substrate business unit). We are currently shipping UltraVia((TM)) high density substrates for production to one of our customers and samples to other customers for qualification.

Neither our Flip Chip nor our substrate business units have been profitable to date. However, we expect operating income from our Flip Chip business unit in fiscal 2002 to partially offset the expected loss at the substrate business unit.

CUSTOMERS

Our major customers include large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Some of these major customers are:

Advanced Micro Devices                      Lexmark
Advanced Semiconductor Engineering          LSI Logic
Agere                                       Micron
Agilent                                     Motorola
Amkor Technologies                          National Semiconductor
Atmel                                       NEC International
ChipPAC                                     Orient Semiconductor Electronics
Conexant                                    Philips Electronics
General Dynamics                            Seagate
Infineon Technologies                       Siliconware Precision Industries Co., LTD
Intel                                       ST Microelectronics
International Business Machines             Texas Instruments
JDS Uniphase


Sales to a relatively small number of customers have accounted for a significant percentage of our net sales. In fiscal 2001, no customer accounted for more than 10% of our net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15% of our total sales and sales to Amkor Technologies accounted for 10% of our total sales. In fiscal 1999, no customer accounted for more than 10% of net sales.

We believe that developing long-term relationships with our customers is critical to our success. By establishing these relationships with semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems, we gain insight into our customers' future IC packaging strategies. This information assists us in our efforts to develop material, equipment and process solutions that address our customers' future assembly requirements.

INTERNATIONAL OPERATIONS

We sell our products to semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems, which are primarily located in or have operations in the Asia/Pacific region. Approximately 62% of our fiscal 2001 net sales, 91% of our fiscal 2000 net sales and 83% of our fiscal 1999 net sales were for delivery to customer locations outside of the United States. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore and Taiwan. Our shipments to customers in China have historically been a small portion of our sales, however we expect this portion to increase as some of our customers increase their production capacity in China. We expect sales outside of the United States to continue to represent a substantial portion of our future revenues.

In addition, we maintain substantial manufacturing operations in countries other than the United States, including operations located in Israel and Singapore and other smaller facilities in France, Japan, Scotland, Switzerland and Taiwan. Risks associated with our international operations include risks of foreign currency and foreign financial market fluctuations, international exchange restrictions, changing political conditions and monetary policies of foreign governments, war, civil disturbances, expropriation, or other events that may limit or disrupt markets.

SALES AND CUSTOMER SUPPORT

We operate a single sales management team to coordinate activities and improve customer support. Our direct sales force, consisting of approximately 110 individuals at September 30, 2001, is responsible for the sale of all product lines, including those of our equipment, packaging materials, test interconnect solutions and advanced packaging technology businesses, to customers in the United States, Europe and the Asia/Pacific region, including Japan. Lower volume product lines are sold through a network of manufacturers' representatives.

We believe that providing comprehensive worldwide sales, service, training and support are important competitive factors in the semiconductor equipment industry, and we have combined these functions into a customer operations group. In order to support our customers whose semiconductor assembly operations are located in the Asia/Pacific region, we maintain a significant presence in the region, with sales facilities in Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore and Taiwan, a technology center in Japan and an application lab in Singapore. We also maintain sales facilities in Europe. We support our assembly equipment customers worldwide with approximately 220 customer service and support personnel, located in Europe, Hong Kong, Israel, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and the United States. Our local presence in the Asia/Pacific countries enables us to provide more timely customer service and support by positioning our service representatives and spare parts near customer facilities, and affords customers the ability to place orders locally and to deal with service and support personnel who speak the customer's language and are familiar with local country practices.

BACKLOG

At September 30, 2001, our backlog of orders approximated $49.0 million, compared to approximately $143.0 million at September 30, 2000. Our backlog consists of product orders for which we have received confirmed purchase orders, and which are scheduled for shipment within 12 months. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of revenues for any succeeding quarterly period.

MANUFACTURING

Equipment. Our assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished systems configured to customer specifications. During fiscal 2001, we performed system design, assembly and testing in-house at our Willow Grove, Pennsylvania, Singapore and Haifa, Israel facilities, utilizing an outsourcing strategy for the manufacture of many of our major subassemblies. We believe that outsourcing enables us to minimize our fixed costs and capital expenditures and allows us to focus on product differentiation through system design and quality control. Our just-in-time inventory management strategy has reduced our manufacturing cycle times and limited our on-hand inventory. We have obtained ISO 9001 certification for our equipment manufacturing facilities in Willow Grove, Pennsylvania, Singapore, and Haifa, Israel.

Packaging Materials. We manufacture our bonding tools at our facility in Yokneam, Israel and our bonding wire, consisting of gold, aluminum and copper wire, at facilities in Singapore and Thalwil, Switzerland. We manufacture our hub blades in Santa Clara, California. Both bonding wire facilities, as well as the hub blade facility have received ISO 9002 certification and the bonding tools facility has received ISO 9001 certification.

Test Interconnect Solutions. We manufacture probe cards in various facilities located in Arizona, California, Texas, Taiwan, Scotland, Singapore and France, ATE test boards in Dallas, Texas, ATE interface assemblies in Gilbert, Arizona and test socket/contactors in Hayward, California.

Advanced Packaging Technology. We maintain manufacturing/research facilities in Phoenix, Arizona for our Flip Chip business unit and in Milpitas, California for our high density substrates business unit.

RESEARCH AND PRODUCT DEVELOPMENT

Because technological change occurs rapidly in the semiconductor industry, we devote substantial resources to our research and development programs in order to maintain our competitiveness. We pursue the continuous improvement and enhancement of existing products while simultaneously developing next generation products. For example, our continuous improvement and enhancement programs enabled us to begin shipping, in fiscal 2001, our Model 8028-S and Model 8028-PPS automatic ball bonders, which combine productivity enhancements with robust fine pitch capability.

As part of our development of next generation products, in fiscal 2001 we optimized the process and improved the yield of our high density substrates enabling us to ship substrates to several customers for pre-product qualification, we demonstrated 300mm process capability for our flip chip bumping technology, we qualified our flip chip wafer probe cards for 150 micron pitch testing and introduced the Maxum, our next generation automatic ball bonder which provides up to 20% more productivity than the Model 8028-PPS ball bonder and supports 45 micron production level process capability. We also continued the development of wire bonding products and test capabilities to achieve 35 micron production processes.

Much of the next generation equipment we are presently developing is based on modular, interchangeable subsystems, including the Maxum, which is promoting more efficient and cost-effective manufacturing operations, lowering inventory levels, improving field service capabilities and reducing product development cycles, and allowing us to introduce new products more quickly.

Our net expenditures for research and development totaled approximately $62.7 million, $50.1 million and $37.2 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. We have received funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During the fiscal years ended September 30, 2001, 2000 and 1999, such funding totaled approximately $1.0 million, $1.1 million and $1.3 million, respectively. We employed approximately 330 individuals in research and development at September 30, 2001.

COMPETITION

The semiconductor equipment, packaging materials, and test interconnect solutions industries are intensely competitive. Significant competitive factors in the semiconductor equipment market include performance, quality, customer support and price. Our major equipment competitors include:

      -     ASM Pacific Technology, Shinkawa, Kaijo and ESEC in wire bonders;

      -     ESEC, Nichiden, ASM Pacific Technology and Alphasem in die bonders;
            and

      -     Disco Corporation and TSK in dicing saws.

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

      -     Tanaka Electronic Industries and Sumitomo Metal Mining.

The test products face competition from a few large international firms as well as many small regional firms. Some competitors include:

      - MJC, Japan Electronic Materials, SV Probe, and Microprobe in wafer test; and

      - Everett Charles Technologies, Loranger International Corporation, Delta Design and Gold Technologies in package test.

Our Flip Chip competitors include:

      -     Fujitsu, Unitive and Chipboard.

In each of the markets we serve, we face competition and the threat of competition from established competitors and potential new entrants, a few of which may have greater financial, engineering, manufacturing and marketing resources than we have. Some of these competitors are Asian and European companies that have had and may continue to have an advantage over us in supplying products to local customers because many of these customers appear to prefer to purchase from local suppliers, without regard to other considerations. However, none of our competitors offer the broad range of packaging solutions that we offer.

INTELLECTUAL PROPERTY

Where circumstances warrant, we seek to obtain patents on inventions governing new products and processes developed as part of our ongoing research, engineering and manufacturing activities. We currently hold a number of United States patents, some of which have foreign counterparts. We believe that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents. Although the patents we hold or may obtain in the future may be of value, we believe that our success will depend primarily on our engineering, manufacturing, marketing and service skills.

In addition, we believe that much of our important technology resides in our trade secrets and proprietary software. As long as we rely on trade secrets and unpatented knowledge, including software, to maintain our competitive position, there is no assurance that competitors may not independently develop similar technologies and possibly obtain patents containing claims applicable to our products and processes. Our ability to defend ourselves against these claims may be limited. In addition, although we execute non-disclosure and non-competition agreements with certain of our employees, customers, consultants, selected vendors and others, there is no assurance that such secrecy agreements will not be breached.

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

EMPLOYEES

At September 30, 2001, we had 3,651 permanent employees and 59 temporary employees worldwide. Our only employees represented by a labor union are the bonding wire employees in Singapore. Generally, we believe our employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to software engineering. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company.

                             FIRST BECAME
                              AN OFFICER
NAME                  AGE   (CALENDAR YEAR)                  POSITION
----                  ---   ---------------                  --------
C. Scott Kulicke      52         1976           Chairman of the Board of Directors and Chief
                                                Executive Officer
Morton K. Perchick    64         1982           Executive Vice President, Office of the
                                                President
Alexander A.          42         1999           Senior Vice President, Office of the President
Oscilowski
David A. Leonhardt    43         1997           Senior Vice President
Charles Salmons       46         1992           Senior Vice President
Clifford G. Sprague   58         1989           Senior Vice President and Chief Financial
                                                Officer
Laurence P. Wagner    41         1998           Senior Vice President
Jagdish (Jack) G.     48         2000           Vice President
Belani
C. Zane Close         51         2000           Vice President
James P. Spooner      54         2000           Vice President

C. Scott Kulicke has been Chief Executive Officer since 1979 and Chairman of the Board since 1984. Prior to that he held a number of executive positions with us. Mr. Kulicke also serves on the Board of Directors of Xetel Corporation.

Morton K. Perchick holds the position of Executive Vice President, is a member of the Office of the President and the acting President of our Test Division. He was appointed acting President of our Test Division in October 2001. He was appointed to the Office of the President in May 2000. He joined us in September 1980 as Director, Quality and Reliability. He became Vice President in 1982 and moved to general management in 1986, when he assumed responsibility for operations. In 1990, he was appointed Senior Vice President/General Manager and in 1995, he was named Executive Vice President.

Alexander A. Oscilowski holds the position of Senior Vice President and is a member of the Office of the President. He joined us in 1999 as Vice President of Strategic Marketing. In May 2000, he was appointed to the Office of the President. He joined SEMATECH in 1993 as Director of Assembly & Packaging and was promoted to positions of increasing responsibility, including his appointment as Chief Operating Officer in January 1999. Previously, he served as semiconductor packaging manager in the semiconductor operations unit for Digital Equipment and was an assembly manager, packaging supervisor and process engineer at Texas Instruments.

David A. Leonhardt holds the position of Senior Vice President in charge of Global Account Management. He served as Senior Vice President and Co-President of our Advanced Bonding Systems Group from November 1999 until January 2001. In March 1998, he became Vice President and General Manager of the Equipment Group, after serving as Vice President of Strategic Marketing since December 1996. Prior to that, he spent four years as a Director of our Ball Bonder Division and a year as Product Manager for Wedge Bonder Products.

Charles Salmons holds the position of Senior Vice President, Customer Operations. He was appointed Senior Vice President, Customer Operations in 1999. He joined us in 1978, and has held positions of increasing responsibility throughout the accounting, engineering and manufacturing organization. In 1994 he became Vice President of Operations and was named General Manager, Wire Bonder Operations in 1998.

Clifford G. Sprague holds the positions of Senior Vice President and Chief Financial Officer. He joined us as Vice President and Chief Financial Officer in March 1989. In May 1990 he was promoted to Senior Vice President. Prior to joining us, he served for more than five years as Vice President and Controller of the Oilfield Equipment Group of NL Industries, Inc., an oilfield equipment and service company.

Laurence P. Wagner served as Senior Vice President and Co-President of the Advanced Bonding Systems Group from November 1999 until January 2001 when he left the Company. He joined us in July 1998 as Senior Vice President and President of Packaging Materials. Previously, he was with Emcore Corporation, where he was vice president of Emcore Electronic Materials. Prior to 1996, he worked for Shipley Company LLC, a Division of Rohm and Haas Company in a number of progressively responsible positions.

Jack G. Belani holds the position of Vice President and is President of our Wire Bonding Division. He was appointed to these positions in February 2001. He joined us in April 1999 as Vice President and President of our high density substrate group. Prior to joining us, he served for more than three years as Vice President of Assembly & Packaging in the Worldwide Manufacturing Group of Cypress Semiconductor Corporation. Before Cypress he was with National Semiconductor Corporation for approximately 18 years in a variety of technical and managerial positions.

C. Zane Close served as Vice President and President of the Test Division from November 2000, when he joined us, until October 2001. He served as President and Chief Executive Officer and as director of Cerprobe Corporation from July 1990 until we acquired Cerprobe. Before Cerprobe he had been a Vice President of Probe Technology for over 5 years.

James P. Spooner holds the position of Vice President, Corporate Development. He was appointed to this position when he joined us in August 1997. From October 1998 to March 1999 he also served as President of our Flip Chip business unit. From September 1990 until he joined us in 1997, Mr. Spooner served as the Director of Corporate Development for Rhone-Poulenc, Inc., a chemical and pharmaceutical company.

ITEM 2.  PROPERTIES.

Our major facilities are described in the table below:

                                                                                                              LEASE
                              APPROXIMATE                                              PRODUCTS            EXPIRATION
       FACILITY                  SIZE                    FUNCTION                    MANUFACTURED             DATE
-----------------------    ------------------    --------------------------     -----------------------    --------------
Willow Grove,              214,000 sq.ft.        Corp. headquarters,            Wedge and large area       N/A
  Pennsylvania             (1)                   manufacturing,                 bonders
                                                 technology center, sales
                                                 and service

Gilbert, Arizona           83,000 sq.ft. (4)     Manufacturing, sales and       Probe cards ATE            May 2012
                           53,000 sq.ft. (2)     service                        interface assemblies       July 2008

Singapore                  73,700 sq.ft. (2)     Manufacturing,                 Wire bonders               August 2002
                                                 technology center,
                                                 assembly systems

Haifa, Israel              49,000 sq.ft. (2)     Manufacturing,                 Manual wire bonders,       April 2012
                                                 technology center,             dicing saws and
                                                 assembly systems               automatic
                                                                                multi-process
                                                                                assembly systems

Yokneam, Israel            48,400 sq.ft. (1)     Manufacturing                  Capillaries, wedges        N/A
                                                                                and die collets

Singapore                  38,400 sq.ft. (2)     Manufacturing                  Bonding wire               May 2003

Dallas, Texas              35,000 sq.ft. (1)     Manufacturing, sales and       ATE test boards            September 2012
                                                 service

Milpitas, California       35,000 sq.ft. (2)     Technology center              Laminate substrates        June 2006

San Jose, California       34,000 sq.ft. (2)     Manufacturing, sales and       Probe cards                July 2007
                                                 service

Kaohsuing,                 28,417 sq.ft. (2)     Sales and service              N/A                        August 2010
  Taiwan

Hayward, California        26,800 sq.ft. (2)     Manufacturing, sales and       Test sockets /             February 2009
                                                 service                        contactors

Thalwil,                   15,100 sq.ft. (2)     Manufacturing                  Bonding wire               (3)
  Switzerland

Santa Clara,               13,600 sq.ft. (2)     Manufacturing                  Dicing saw blades          October 2003
         California

Yokneam, Israel            12,000 sq.ft. (2)     Manufacturing                  Hard material blades       January 2003

Tokyo, Japan               10,900 sq.ft. (2)     Technology center,             N/A                        (3)
                                                 sales and service


(1) Owned.

(2) Leased.

(3) Cancellable semi-annually upon six months notice.

(4) This facility is owned by CRPB Investors, LLC ("CRPB"). Our subsidiary, K&S Interconnect, Inc. (f/k/a Cerprobe Corporation), owns a 36% interest in CRPB. K&S Interconnect, Inc. has entered into a long-term lease with CRPB, the initial term of which expires in May 2012, with seven options to extend the lease for successive five-year terms.

We also rent space for manufacturing facilities and sales and service offices in Mesa, Arizona; Santa Clara, California; Southbury, Connecticut; Horsham, Pennsylvania; Austin, Richardson and Dallas, Texas; France; Hong Kong; Japan; Korea; Malaysia; the Philippines; Scotland; Singapore; Taiwan; and Thailand. We believe that our facilities generally are in good condition.

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

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Our common stock is traded on the Nasdaq National Market under the symbol "KLIC." The following table lists the high and low per share sale prices for our common stock for the periods indicated:

                                                                        COMMON STOCK PRICE
                                                                        -------------------
                                                                         HIGH         LOW
                                                                        ------      ------
YEAR ENDED SEPTEMBER 30, 2001:
        First Quarter                                                   15.375       9.000
        Second Quarter                                                  17.000      11.000
        Third Quarter                                                   18.700      11.250
        Fourth Quarter                                                  18.300       8.160

YEAR ENDED SEPTEMBER 30, 2000:
        First Quarter                                                   22.625      11.500
        Second Quarter                                                  43.656      19.594
        Third Quarter                                                   40.313      19.938
        Fourth Quarter                                                  33.125      13.125


On December 1, 2001, there were 603 holders of record of the shares of outstanding common stock.

The payment of dividends on our common stock is within the discretion of our board of directors. We do not currently pay cash dividends on our common stock and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain earnings to finance the growth of our business. Our Gold Supply Agreement contains certain financial covenants and prohibits our bonding wire manufacturing subsidiary from paying any dividends or making any distributions without the consent of the supplier if, following the payment of the dividend or distribution, the net worth of our bonding wire subsidiary is less than $7.0 million.

For the purposes of calculating the aggregate market value of the shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed that all the outstanding shares were held by nonaffiliates except for the shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in our proxy statement relating to our 2002 Annual Meeting of Shareholders filed or to be filed with the Securities and Exchange Commission.

ITEM 6: SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere herein.

                                                                          (in thousands, except per share amounts)
                                                                             FISCAL YEARS ENDED SEPTEMBER 30,
                                                           ---------------------------------------------------------------------
                                                              1997           1998           1999           2000           2001
                                                           ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
Net sales:
     Equipment                                             $ 391,721      $ 302,107      $ 269,854      $ 692,062      $ 249,952
     Packaging materials                                     110,186        108,933        124,450        185,570        150,945
     Test (1)                                                     --             --             --             --        116,890
     Advanced packaging technology                                --             --          4,613         21,641         37,216
                                                           ---------      ---------      ---------      ---------      ---------
          Total net sales                                    501,907        411,040        398,917        899,273        555,003
                                                           ---------      ---------      ---------      ---------      ---------
Cost of goods sold:
     Equipment                                               228,854        191,948        188,958        419,732        166,359
     Packaging materials                                      89,148         82,259         90,326        130,548        110,570
     Test (1)                                                     --             --             --             --         84,401
     Advanced packaging technology                                --             --          6,098         22,897         31,274
                                                           ---------      ---------      ---------      ---------      ---------
          Total cost of goods sold (1)                       318,002        274,207        285,382        573,177        392,604
                                                           ---------      ---------      ---------      ---------      ---------
Operating expenses:
     Equipment                                                97,143        107,083         92,157        120,244        105,609
     Packaging materials                                      21,029         24,553         23,500         32,876         31,088
     Test                                                         --             --             --             --         66,148
     Advanced packaging technology                                --             --          5,314         19,096         25,395
     Corporate                                                 8,070          9,353         12,296         15,421         15,723
                                                           ---------      ---------      ---------      ---------      ---------
           Total operating expenses (1) (2)                  126,242        140,989        133,267        187,637        243,963
                                                           ---------      ---------      ---------      ---------      ---------
Income (loss) from operations:
     Equipment                                                65,724          3,076        (11,261)       152,086        (22,016)
     Packaging materials                                           9          2,121         10,624         22,146          9,287
     Test                                                         --             --             --             --        (33,659)
     Advanced packaging technology                                --             --         (6,799)       (20,352)       (19,453)
     Corporate                                                (8,070)        (9,353)       (12,296)       (15,421)       (15,723)
                                                           ---------      ---------      ---------      ---------      ---------
           Total income (loss) from operations (1) (2)        57,663         (4,156)       (19,732)       138,459        (81,564)
                                                           ---------      ---------      ---------      ---------      ---------
Interest income (expense), net                                   820          5,514          3,547          4,719         (5,535)
Equity in loss of joint ventures (3)                          (6,701)        (8,715)       (10,000)        (1,221)            --
Other income (1)                                                  --             --             --             --          8,016
                                                           ---------      ---------      ---------      ---------      ---------
Income (loss) before taxes, cumulative effect of
 change in accounting principle and minority interest         51,782         (7,357)       (26,185)       141,957        (79,083)
Provision (benefit) for income taxes                          13,463         (1,917)        (8,221)        40,149        (21,643)
Cumulative effect of change in accounting principle,
  net of taxes (1)                                                --             --             --             --         (8,163)
Minority interest                                                 --             --          1,018          1,437            352
                                                           ---------      ---------      ---------      ---------      ---------
Net income (loss)                                          $  38,319      $  (5,440)     $ (16,946)     $ 103,245      $ (65,251)
                                                           =========      =========      =========      =========      =========
Basic net income (loss) per common share (4)               $    0.92      $   (0.12)     $   (0.36)     $    2.15      $   (1.34)
                                                           =========      =========      =========      =========      =========
Diluted net income (loss) per common share (4)             $    0.90      $   (0.12)     $   (0.36)     $    1.90      $   (1.34)
                                                           =========      =========      =========      =========      =========
Shares used in per common share calculations:(4)
     Basic                                                    41,742         46,602         46,846         47,932         48,877
     Diluted                                                  42,856         46,602         46,846         56,496         48,877

                                                                                   (in thousands)
                                                                                  AS OF SEPTEMBER 30,
                                                             ----------------------------------------------------------------
                                                               1997          1998          1999          2000          2001
                                                             --------      --------      --------      --------      --------
Balance Sheet Data:
Cash, cash equivalents and short-term investments            $115,587      $106,900      $ 39,345      $316,619      $202,928
Working capital                                               190,220       182,181       167,131       471,338       265,355
Total assets                                                  376,819       342,584       378,145       731,502       777,426
Long-term debt (5) (6)                                            220            --            --       175,000       301,511
Shareholders' equity                                          291,927       287,910       274,776       405,342       338,547


(1) During the first quarter of fiscal 2001, we purchased all the outstanding stock of Cerprobe Corporation and Probe Technology Corporation. As a result of these acquisitions, during the year ended September 30, 2001, we recorded a pre-tax charge of approximately $11.7 million for the write-off of in-process research and development.

    We also recorded charges of $19.9 million for inventory write-downs, $4.2 million for severance for the elimination of 511 positions and other related charges associated with a resizing of our workforce, $800 thousand for asset impairment charges, and non-recurring other income of $8.0 million as the result of an insurance settlement. In fiscal 2001, we also adopted SAB 101, resulting in a cumulative effect of an accounting change charge of $8.2 million, net of tax. Additionally, cost of goods sold for the year ended September 30, 2001 reflects $4.2 million of acquisition related inventory step-up costs.

(2) In fiscal 2000, operating expense included the write-off of our investment in our Advanced Polymer Solutions joint venture in the amount of $3.9 million and the reversal into income of $2.5 million of the severance reserve that we established in fiscal 1999 for the elimination of approximately 230 positions associated with the relocation of our automatic ball bonder manufacturing from the United States to Singapore. In fiscal 1999, we purchased the advanced substrate technology and fixed assets used in the design, development and manufacture of laminate substrates for $8.0 million. As a result of this purchase, we recorded a pre-tax charge of approximately $3.9 million for the write-off of in-process research and development. During fiscal 1999, we also recorded a pre-tax charge for severance of approximately $4.0 million and asset write-off costs of approximately $1.6 million in connection with the above mentioned move to Singapore. In fiscal 1999, we also recorded approximately $0.4 million for severance related to the reduction in workforce that began in fiscal 1998. During fiscal 1998, we recorded pre-tax charges of $8.4 million for severance and product discontinuance as a result of a slowdown in the semiconductor industry.

(3) Equity in loss of joint ventures in fiscal 2000 consists solely of our share of the loss of Advanced Polymer Solutions, LLC, a 50% owned joint venture which has been dissolved. Equity in loss of joint ventures in fiscal 1999 consists of $9.2 million of our share of the loss of Flip Chip Technologies and $800 thousand of our share of the loss of Advanced Polymer Solutions. Fiscal 1997 and 1998 consist solely of our share of the loss of Flip Chip Technologies. Effective May 31, 1999, we increased our ownership interest in Flip Chip from 51% to 73.6% by converting all our outstanding loans and accrued interest to Flip Chip, which totaled $32.8 million, into equity units and gained operating control of Flip Chip. We accounted for the increase in our ownership by the purchase method of accounting and began consolidating the results of Flip Chip into our financial statements on June 1, 1999. In March 2001, we purchased the remaining equity units of Flip Chip not previously owned by us. We currently own 100% of Flip Chip.

(4) On June 26, 2000, the Company's Board of Directors approved a two-for-one stock split of its common stock. Pursuant to the stock split, each shareholder of record at the close of business on July 17, 2000 received one additional share for each common share held at the close of business on that date. The additional shares were distributed on July 31, 2000. All prior period earnings per share amounts have been restated to reflect the two-for-one stock split. For fiscal years 1998, 1999 and 2001 only the common shares outstanding have been used to calculate both the basic earnings per common share and diluted earnings per common share because the inclusion of potential common shares would be anti-dilutive due to the net losses reported in those years. The after-tax interest expense recognized in fiscal 2000 associated with the 4-3/4% Convertible Subordinated Notes due 2006 that was added back to net income in order to compute diluted net income per share was $4.3 million.

(5) Does not include letters of credit or foreign exchange contract obligations.

(6) In August 2001, we issued $125.0 million in principal amount of 5-1/4% Convertible Subordinated Notes due 2006. In December 1999, we issued $175.0 million in principal amount of 4-3/4% Convertible Subordinated Notes due 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

    - The projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials and test interconnect solutions;

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

OVERVIEW

We design, manufacture and market capital equipment, packaging materials and test interconnect solutions and provide flip chip bumping services for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment, license our flip chip bumping process technology and are developing high density interconnect substrates. We sell our products to semiconductor device manufacturers and contract manufacturers, which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 62% and 91% of net sales for fiscal 2001 and 2000, respectively, and are expected to continue to represent a substantial portion of our future revenues. To support our international sales, we currently have significant manufacturing operations in the United States, Israel and Singapore, sales facilities in the United States, France, Germany, Hong Kong, Japan, Korea, Malaysia, the Philippines, Scotland, Singapore, Taiwan and Thailand, and applications labs in Japan, Singapore and Taiwan.

Due to a weak economy and a worldwide decline in demand for semiconductors, the semiconductor industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment. As a result, our net sales for fiscal 2001 were significantly below the record sales reported in fiscal 2000. In addition, as a result of the reduction in sales, our gross margins declined throughout the fiscal year. Our backlog of customer orders at September 30, 2001 was $49.0 million, as compared to $143.0 million at September 30, 2000. The current downturn in the semiconductor industry is expected to continue to negatively impact our business in fiscal 2002.

In the first quarter of fiscal 2001, we took a step forward in our strategy to offer a broad range of cost-effective interconnect solutions by acquiring 100% of the stock of Cerprobe Corporation (Cerprobe) and 100% of the stock of Probe Technology Corporation (Probe Tech). Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. These acquisitions have been recorded using the purchase method of accounting and have been consolidated with our operating results beginning on the date of acquisition. The combined operations of these two companies comprise our test interconnect segment.

In March 2001, we purchased the 19.6% equity share of our Flip Chip business unit previously owned by Delco Electronics Corporation (Delco) for $5.0 million in cash, with a contingent future cash payment of up to $3.0 million, depending on the future operations of Flip Chip, of which $95 thousand is due for fiscal 2001. We now own 100% of Flip Chip.

Our business is currently divided into four segments:

Equipment

We design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold, aluminum or copper, between the bonding pads on the die and the leads on the IC package to which the die has been bonded. We are the world's largest manufacturer of wire bonders, according to VLSI Research, Inc. In fiscal 2001, we began selling the Models 8028-S and 8028-PPS automatic ball bonders which, with their improved technical performance and productivity, accounted for the majority of ball bonders we sold in fiscal 2001. In fiscal 2001, we also introduced the Maxum, our latest generation IC ball bonder, which offers up to 20% more productivity than the Model 8028-PPS ball. The Maxum has been tested and qualified by several of our customers and will be available for shipment in the latter part of fiscal 2002.

In fiscal 2000 we relocated our automatic ball bonder manufacturing from the United States to Singapore.

Packaging Materials

We design, manufacture and market a range of packaging materials to semiconductor device assemblers including very fine (typically 0.001 inches in diameter) gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in the semiconductor packaging process. Our packaging materials are optimized for use with our wire bonders, to provide leading edge efficiencies and capabilities, as well as with our competitors assembly equipment.

Test Interconnect

Our test interconnect solutions provide a broad range of fixtures used to temporarily connect automatic test equipment to the semiconductor device under test during wafer fabrication (wafer probing) and after they have been assembled and packaged (package or final testing). Our products include probe cards, automatic test equipment interface assemblies, ATE test boards, and test socket/contactors. Most of the test interconnect products we offer are custom designed or customized for a specific semiconductor or application.

Advanced Packaging Technology

This business segment reflects the operating results of our strategic initiative to develop new technologies for advanced semiconductor packaging. It is comprised of our Flip Chip business unit and our high density substrate business unit.

Through our Flip Chip business unit we license flip chip technology and provide wafer bumping services and market a wafer level chip scale package named "UltraCSP(R)." In February 1996, we entered into a joint venture agreement with Delco to commercialize the bump technology they developed. In March 2001, we purchased the remaining interest in the joint venture held by Delco. We now own 100% of Flip Chip.

We established our substrate business unit to develop, manufacture and market high density interconnect substrates using either flip chip or advanced wire bonding interconnection schemes. We purchased advanced substrate technology for $8.0 million in fiscal 1999 and operate a research/manufacturing facility in Milpitas, California to fully develop and market the technology. In fiscal 2001, we recorded an operating loss for the substrate business of $17.9 million and an operating loss for fiscal 2000 of $13.8 million. In fiscal 2001, we began shipping high density substrates to one customer for production and samples to other customers for qualification.

Neither our Flip Chip nor our substrate business units have been profitable to date. However, we expect operating income from our Flip Chip business unit in fiscal 2002 to partially offset the expected loss at the substrate business unit.

The following table sets forth the percentage of our net sales from each business segment for the past three years:

                                                 FISCAL YEAR ENDED
                                                   SEPTEMBER 30,
                                       ------------------------------------
                                        1999           2000           2001
                                       ------         ------         ------
Equipment                                67.6%          77.0%          45.0%
Packaging materials                      31.2           20.6           27.2
Test interconnect                          --             --           21.1
Advanced packaging technologies           1.2            2.4            6.7

                                       ------         ------         ------
                                        100.0%         100.0%         100.0%
                                       ======         ======         ======

Net sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have completed our equipment installation obligations and received customer acceptance, or are otherwise released from installation or customer acceptance obligations. Revenue related to services is generally recognized upon performance of the services requested by a customer order or upon satisfaction of certain deliverables under the contract. Revenue related to license agreements is recognized in accordance with the specific contract terms, generally prorated over the life of the agreement.

Our equipment sales depend on the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor industry historically has been highly volatile, and has experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry's demand for capital equipment. For example, a downturn in the semiconductor industry in fiscal 1998 and the first half of fiscal 1999 contributed to our net losses in those fiscal years. The semiconductor industry rebounded in the second half of fiscal 1999 and continued to grow through the majority of fiscal 2000, and we reported the best results in the history of our company in fiscal 2000, with net sales of $899.3 million and net income of $103.2 million. The semiconductor industry experienced a severe downturn in fiscal 2001, resulting in a reduction in net sales of 38.3% and a net loss of $65.3 million for the year.

Our packaging materials sales depend on the same semiconductor manufacturers and subcontract assemblers as our equipment sales. However, the volatility in demand for our packaging materials is less than that of our equipment sales due to the consumable nature of these products. We plan to further expand this portion of our business to help offset the volatility of the equipment segment, and because the worldwide market for consumable packaging materials is larger than the market for our semiconductor assembly equipment.

Our test interconnect solutions sales depend on the operating expenditures of some of the same semiconductor manufacturers and subcontractors as our equipment and packaging materials sales. Because of the consumable and customized nature of most of our test products, however, the volatility in demand for these test products is less than that of our equipment sales.

Our advanced packaging technology sales represent the sales from Flip Chip. We did not have significant sales from our substrate business unit in fiscal 2001.

Cost of goods sold. Our equipment cost of goods sold consists mainly of subassemblies, materials, direct and indirect labor costs and other overhead. We rely on subcontractors to manufacture many of the components and subassemblies for our products and we rely on sole source suppliers for some material components.

Packaging materials cost of goods sold consists primarily of gold, aluminum, direct labor and other materials used in the manufacture of bonding wire, capillaries, wedges and other company products, with gold making up the majority of the cost. Gold bonding wire is generally priced based on a fabrication charge per 1,000 feet of wire, plus the value of the gold. To minimize our exposure to gold price fluctuations, we obtain gold for fabrication under a contract with our gold supplier on consignment and only purchase the gold when we ship the finished product to the customer. Accordingly, fluctuations in the price of gold are generally absorbed by our gold supplier or passed on to our customers. Since gold makes up a significant portion of the cost of goods sold of the bonding wire business unit, the gross profit margins of that business unit and therefore the packaging materials segment will be lower than can be expected in the equipment business. We rely on one supplier for our gold requirements.

Test interconnect cost of goods sold consists primarily of direct labor, indirect labor for engineering design and materials used in the manufacture of wafer and IC package testing cards and devices.

Cost of goods sold in our advanced packaging technology segment is currently comprised of material, labor and overhead at Flip Chip. Our substrate operation will not report cost of goods sold until they begin to generate revenues from commercial production, which is expected to occur in fiscal 2002.

Selling, general and administrative expense. Our selling, general and administrative expense is comprised primarily of personnel costs, professional costs, information technology and depreciation expenses. Our selling, general and administrative expenses increased in fiscal 2001 as a result of the acquisition of the operations of our test division.

As a result of the current downturn in the semiconductor industry, we reduced our workforce by approximately 500 employees and announced the closure of a wire facility, resulting in charges for resizing and asset impairment amounting to $5.0 million in fiscal 2001. We may incur similar resizing charges in the near term.

Research and development expense. Our research and development costs consist primarily of labor, prototype material and other costs associated with our developmental efforts to strengthen our product lines and develop new products. For example, in fiscal 2001, we optimized the process and improved the yield of our high density substrates enabling us to ship substrates to several customers for pre-product qualification, we demonstrated 300mm process capability for our flip chip bumping technology, we qualified our flip chip wafer probe cards for 150 micron pitch testing and introduced the Maxum, our next generation automatic ball bonder. Our research and development costs increased in fiscal 2001 as a result of the acquisition of the operations of our test division and R&D costs at our substrate business unit. In addition, we expect to continue to incur significant research and development costs as we introduce and complete the development of next generation bonding process solutions.

RESULTS OF OPERATIONS

The table below shows principal line items from our historical consolidated statements of operations, as a percentage of our net sales, for the three years ended September 30:


                                                                  FISCAL YEAR ENDED
                                                                     SEPTEMBER 30,
                                                        -------------------------------------
                                                         1999            2000           2001
                                                        ------          ------         ------
Net sales                                                100.0%          100.0%         100.0%
Cost of goods sold                                        71.5            63.7           70.7

Gross margin                                              28.5            36.3           29.3
Selling, general and administrative                       20.9            14.7           25.5
Research and development, net                              9.3             5.6           11.3
Amortization of goodwill and intangibles                   0.7             0.5            4.1
Write-off of in-process research and development           1.0              --            2.1
Other costs                                                1.5             0.1            1.0
                                                        ------          ------         ------
Income (loss) from operations                             (4.9)%          15.4%         (14.7%)
                                                        ======          ======         ======

FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Bookings and Backlog. During the fiscal year ended September 30, 2001 we recorded bookings of $412.0 million compared to $949.0 million in fiscal 2000. The decrease in fiscal 2001 bookings reflected the significant downturn in the semiconductor industry, which severely reduced overall demand for semiconductor assembly equipment and associated packaging and test products. At September 30, 2001, the backlog of customer orders totaled $49.0 million, compared to $143.0 million at September 30, 2000. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period.

Sales. Net sales for the year ended September 30, 2001 were $555.0 million, down 38.3% from the $899.3 million reported for fiscal 2000. The decrease in sales for the year reflects the downturn in the semiconductor industry, which significantly impacted sales of our semiconductor assembly equipment, and to a lesser extent, sales of our consumable products. The lower sales were partially offset by sales from our newly acquired Test Interconnect business unit.

In fiscal 2001, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (`SAB 101') which resulted in a change in our revenue recognition policy relating to certain customer sales. Net sales for the year of $555.0 million included revenue of $19.3 million for sales that were previously reported in the prior fiscal year but were deferred upon adoption of the standard effective October 1, 2000. The fiscal 2001 quarterly results presented in this annual report have been restated to give effect to the adoption of the standard as required by generally accepted accounting principles.

Fiscal 2001 sales in the equipment segment were down 63.9%, due primarily to lower unit sales of automatic ball bonders. Net sales in the packaging materials segment were down 18.7%, due to reduced demand for gold wire and capillaries. Sales for the test division were $116.9 million for the period from the dates of acquisition through September 30, 2001. Higher bumping service revenues and license income at our Flip Chip business unit contributed to a 72.0% increase in net sales for our advanced packaging segment.

International sales (shipments of our products with ultimate foreign destinations) comprised 62% and 91% of our total sales during fiscal 2001 and 2000, respectively. The lower percentage of international sales in fiscal 2001 was due to primarily to the sales of the newly acquired test interconnect segment which are more concentrated in the United States. Sales to customers in the Asia/Pacific region, including Korea, Taiwan, Malaysia, the Philippines, Japan, Singapore, Thailand and Hong Kong accounted for approximately 52% and 83% of our total sales in fiscal 2001 and 2000, respectively. During fiscal 2001, shipments to customers located in Taiwan, Singapore, Malaysia and the Philippines accounted for 12%, 11%, 8% and 5% as compared to 31%, 10%, 9% and 11%, respectively, for fiscal 2000.

Gross Profit. Gross profit decreased to $162.4 million in fiscal 2001 from $326.1 million in fiscal 2000 due primarily to the lower volume of equipment and packaging material sales. The fiscal 2001 gross profit also reflected a write-down of $19.9 million for excess and obsolete inventory and an acquisition related inventory step-up charge of $4.2 million. The lower gross profit in fiscal 2001 was partially offset by gross profit from our newly acquired Test Interconnect business unit. Gross profit as a percentage of sales (referred to as gross margin) in fiscal 2001 decreased to 29.3% from 36.3% in the prior year. The lower gross margin in fiscal 2001 was due primarily to lower gross margin in the equipment segment due to a higher average cost of production resulting from inefficiencies from manufacturing fewer machines than in the prior year. The gross margin in fiscal 2001 was also negatively impacted by a lower gross margin at our newly acquired test division than our equipment and packaging materials businesses.

Selling, General and Administrative Expenses. Selling, general and administrative (referred to as SG&A) expenses increased $28.4 million or 20.8% from $136.2 million in fiscal 2000 to $164.6 in fiscal 2001. The increase in SG&A expenses for the full year was due to $30.0 million of SG&A expenses incurred in the test division, from the dates of acquisition through September 30, 2001, and additional amortization expense of $19.1 million associated with the acquisition of the test division. Excluding these additional expenses associated with the test division, SG&A expense was $20.7 million or 15.2% below the prior year due partially to salary and headcount reductions and other cost containment actions initiated in fiscal 2001.

Research and Development. Because technological change occurs rapidly in the semiconductor industry, we devote substantial resources to our research and development ("R&D") programs to maintain our technological leadership. This commitment to new product introductions and product development resulted in an increase in R&D expense of $12.6 million or 25.1% for fiscal 2001 as compared to fiscal 2000. The increase is primarily the result of $4.3 million of R&D expenses associated with the test division from the dates of acquisition through September 30, 2001 and R&D expenses at our substrate business unit.

Resizing Costs and Asset Impairment. The resizing costs in fiscal 2001 consisted of a charge of $4.2 million for severance associated with the elimination of 511 positions in connection with our cost containment program and the closure of a wire facility. We also recorded an asset impairment charge of $0.8 million related to the closure of the wire facility and the disposition of associated equipment. These programs are ongoing and continuing as planned. The programs are expected to be complete in fiscal 2002, with certain payments relating to contractual obligations remaining throughout fiscal 2003. At September 30, 2001, 55 of the 511 individuals identified in the fiscal 2001 resizing programs remain to be terminated in fiscal 2002. In connection with our acquisition of Probe Tech, we eliminated its duplicate operations and increased goodwill by $1.5 million for costs associated with this integration program.

The table below details the spending and activity related to these programs:

                                                  (in thousands)
                                    SEVERANCE       COMMITMENTS       TOTAL
                                    ---------       -----------       -----
Balance, September 30, 2000          $    71         $    --         $    71
Additions during fiscal 2001
    Resizing costs                     4,166              --           4,166
    Acquisition restructuring             84           1,402
                                                                       1,486
Spending under programs               (2,172)           (213)         (2,385)
                                     -------         -------         -------
Balance, September 30, 2001          $ 2,149         $ 1,189         $ 3,338
                                     =======         =======         =======

Purchased In-Process Research and Development. In fiscal 2001, we recorded a charge of $11.7 million for in-process R&D associated with the acquisitions of Cerprobe and Probe Tech representing the appraised value of products still in the development stage that did not have a future alternative use and have not reached technological feasibility.

Income (loss) from Operations. Loss from operations for the year ended September 30, 2001 was $81.6 million compared to income from operations of $138.5 million for the prior year. The operating loss was due primarily to the lower sales and associated gross profit, additional expenses associated with the acquisitions, higher R&D expenses, inventory write-offs and resizing costs.

Interest. To fund the Cerprobe and Probe Tech acquisitions, we increased our borrowings and reduced our investment portfolio in the latter portion of the first quarter. This resulted in higher interest expense for fiscal 2001 and lower interest income for the same period, as compared to fiscal 2000. We also issued $125 million of 5 -1/4% convertible subordinated notes in August of 2001, which increased our net interest expense in fiscal 2001. Part of the proceeds from this offering were used to repay and terminate our then existing revolving credit facility.

Other Income. Results for fiscal 2001 include other income of $8.0 million associated with the cash settlement of an insurance claim associated with a fire in our bonding tools facility.

Equity in Loss of Joint Ventures. In fiscal 2000, we recorded losses of $1.2 million on our equity interest in Advanced Polymer Solutions, LLC ("APS"), a joint venture with Polyset Company, Inc. The joint venture was dissolved in September 2000.

Tax Expense. Our effective tax rate for fiscal 2001 is 27.3%, compared to 28.0% in the prior year. The lower effective tax rate for fiscal 2001 is due primarily to the mix of foreign earnings, offset by tax benefits associated with losses from United States based operations. In fiscal 2001 we did not record an income tax benefit on the $11.7 million charge for in-process research and development.

Minority Interest in Net Loss of Subsidiary. In fiscal 2001, we recorded minority interest of $352 thousand. The results for 2001 include minority interest in a foreign Probe Tech subsidiary from the date of our acquisition of Probe Tech and Delco's interest in the loss incurred at Flip Chip prior to our purchases of all remaining outstanding Flip Chip equity units.

Cumulative Effect of Change in Accounting Principle. In fiscal 2001, we adopted SAB 101. The cumulative effect represents the net income associated with $26.5 million of sales that were deferred upon adoption of the standard.

Net Loss. Our net loss for fiscal 2001 was $65.3 million compared to net income of $103.2 million in fiscal 2000, for the reasons enumerated above.


FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Bookings and Backlog. During the fiscal year ended September 30, 2000, we recorded record bookings of $949.0 million compared to $438.0 million in fiscal 1999. The $511.0 million increase in fiscal 2000 bookings reflected a significant improvement in demand for semiconductor assembly equipment. At September 30, 2000, total backlog of customer orders approximated $143.0 million compared to $93.0 million at September 30, 1999. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period.

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

Net Sales. Net sales in our equipment segment benefited the most from the upturn in the semiconductor business cycle and increased by $422.2 million to $692.1 million in fiscal 2000 compared to $269.9 million in fiscal 1999, an increase of 156.5%. The increase in equipment segment sales was driven by a strong demand for our automatic ball bonders. The higher equipment segment sales in fiscal 2000 also reflected an increase in the average selling prices for our Model 8028, which was the primary bonder sold in fiscal 2000, compared to the model 8020, which was the primary bonder sold in fiscal 1999. Packaging materials segment net sales increased $61.1 million to $185.6 million in fiscal 2000 from $124.5 million in fiscal 1999. The higher packaging material segment net sales were due primarily to a higher volume of gold wire and capillary shipments. Net sales of our advanced packaging technology segment reflect the sales of Flip Chip Technologies for all of fiscal 2000 compared to sales of Flip Chip Technologies for only four months in fiscal 1999.

International sales (shipments of our products with ultimate foreign destinations) comprised 91% and 83% of our total sales during fiscal 2000 and 1999, respectively. Sales to customers in the Asia/Pacific region including Korea, Taiwan, Malaysia, the Philippines, Japan, Singapore, Thailand and Hong Kong accounted for approximately 83% and 74% of our total sales in fiscal 2000 and 1999, respectively. During fiscal 2000, shipments to customers located in Taiwan, the Philippines, Singapore, and Malaysia accounted for approximately 31%, 11%, 10% and 9% of net sales, compared to 23%, 11%, 11% and 10%, respectively, for the 1999 fiscal year.

Gross Profit. Gross profit increased to $326.1 million in fiscal 2000 from $113.5 million in fiscal 1999 due primarily to the higher volume of equipment segment sales in fiscal 2000. The higher gross profit in fiscal 2000 was also partially due to an increase in gross profit as a percentage of sales (referred to as gross margin) of 7.8 percentage points to 36.3%. The equipment segment contributed the majority of the improvement in gross profit and gross margin. Equipment segment gross profit increased $191.4 million from the prior year to $272.3 million and its gross margin increased from 30.0% in fiscal 1999 to 39.4% in fiscal 2000. The increase in equipment segment gross profit was primarily due to a 168% increase in unit sales of automatic ball bonders. The improved equipment segment gross margin was due to a higher average selling price of the automatic bonders sold in fiscal 2000 compared to fiscal 1999 due to the higher performance levels of the Model 8028 compared to the Model 8020. Also, the average cost of a Model 8028 was less than the average cost of a Model 8020 primarily due to the move of the manufacturing operation of our automatic ball bonders from the United States to Singapore. The packaging materials segment gross profit and gross margin increased in fiscal 2000. The higher gross profit was primarily due to the higher volume of gold wire and capillary shipments. The higher gross margin was due to lower average cost of production resulting primarily from operating efficiencies from the higher unit volume and a shift in production mix to higher margin fine pitch products. The overall gross profit and gross margin in fiscal 2000 were negatively impacted by a $1.3 million negative gross profit recorded by Flip Chip Technologies in our advanced packaging technology segment.

Selling, General and Administrative Expenses. SG&A expenses increased to $136.2 million in fiscal 2000 from $86.2 million in fiscal 1999. The $50.0 million increase was due primarily to additional personnel and compensation expenses associated with the growth in the size of the business in fiscal 2000 particularly in the equipment segment, the ramp-up of the X-LAM research facility and the inclusion of the operating results of Flip Chip Technologies for a full fiscal year in 2000 compared to four months in the prior year.

Research and Development. Research and development costs increased to $50.1 million in fiscal 2000 from $37.2 million in the prior fiscal year. The higher research and development expense resulted from increasing expenditures for new product development in our equipment and packaging materials segments and reporting Flip Chip Technologies operations for a full year in 2000 compared to four months in the prior year and ramping up the X-LAM research capabilities. Gross research and development expenditures were partially offset by funding received from customers and governmental subsidies totaling $1.1 million in fiscal 2000 compared to $1.3 million in fiscal 1999.

Resizing. In the fourth quarter of fiscal 2000, we reversed into income $2.5 million of the $5.6 million reserve which we established in fiscal 1999 for the relocation of our automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore. The reserve was established to reflect provisions for severance and asset write-off costs resulting from the move. However, due to the significant increase in demand for microelectronics products we have retained engineering and marketing positions which were planned for downsizing. In addition, the majority of the direct and indirect manufacturing positions were eliminated through attrition in the workforce. The decision to retain the engineering and marketing positions in the U.S. and attrition in the workforce reduced the amount of severance required to be paid compared to the original estimate and resulted in the reversal of $2.5 million of the reserve. These relocation activities are now complete.

In the fourth quarter of fiscal 2000, we decided not to devote additional capital to our joint venture with Polyset Company, Inc., which was established to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. This decision resulted in a write-off of $3.9 million representing our remaining investment in this venture. We have no further obligations or commitments to the joint venture.

Income from Operations. Income from operations in fiscal 2000 was a record $138.5 million compared to a loss of $19.7 million in fiscal 1999. The favorable results in fiscal 2000 were due primarily to the significant improvement in net sales resulting from our capability to ramp-up our production with technologically superior bonding machines to take advantage of the demand for our products created by the upturn in the semiconductor business cycle. Income from operations in fiscal 2000 was also favorably impacted by an increase in gross profit as a percentage of net sales which was due primarily to the benefits of the move of our automatic ball bonder manufacturing from the United States to Singapore.

Interest Income. Interest income increased by $8.6 million and interest expense increased by $7.5 million, both increases resulted primarily from the issuance of $175.0 million of convertible subordinated notes in December 1999. Interest income was also favorably impacted by an increase in short term investments resulting from cash generated by our record level of income from operations and higher interest rates.

Equity in Loss of Joint Venture. Equity in loss of joint ventures decreased from $10.0 million in fiscal 1999 to $1.2 million in fiscal 2000 due primarily to not recording Flip Chip Technologies under the equity method of accounting but rather reporting the operating results of Flip Chip Technologies with the operating results of the company. In fiscal 2000, equity in loss of joint ventures consists solely of our share of the loss from our 50% equity interest in Advanced Polymer Solutions, LLC which, as mentioned above, we dissolved and wrote-off our remaining investment.

Income Taxes. Our provision for income taxes in fiscal 2000 was $40.1 million compared to a benefit of $8.2 million in fiscal 1999. The provision for income tax in fiscal 2000 was due to record pretax income reported in fiscal 2000. The effective tax rate of the fiscal 2000 provision was 28%. The effective tax rate was favorably impacted by significant tax incentives we received from Singapore as an incentive for us to relocate our automatic ball bonder manufacturing operation to Singapore and from Israel for maintaining research and manufacturing facilities in Israel.

Minority Interest. We recorded a minority interest in the net loss of Flip Chip Technologies of $1.4 million. The minority interest reflects the portion of Flip Chip Technologies that is owned by Delco, our joint venture partner.

Net Income. Our net income for fiscal 2000 was $103.2 million compared to a net loss of $16.9 million in fiscal 1999, for the reasons enumerated above.

QUARTERLY RESULTS OF OPERATIONS

The table below shows our quarterly net sales, gross profit and operating income
(loss) by quarter for fiscal 2001 and 2000:

                                              (in thousands)
                                         FIRST (1)      SECOND (1)      THIRD (1)       FOURTH
            Fiscal 2001                   QUARTER        QUARTER        QUARTER         QUARTER         TOTAL
------------------------------------    ------------   ------------   ------------   ------------   -------------
Net sales                                  $153,429       $149,425       $134,358       $117,791       $ 555,003
Gross profit                                 53,604         42,021         42,010         24,764         162,399
Loss from operations                        (13,639)       (24,558)       (11,654)       (31,713)        (81,564)

                                           FIRST         SECOND          THIRD         FOURTH
            Fiscal 2000                   Quarter        Quarter        Quarter        Quarter         Total
------------------------------------    ------------   ------------   ------------   ------------   -------------
Net sales                                  $179,849       $222,153       $268,258       $229,013       $ 899,273
Gross profit                                 59,912         75,600        101,278         89,306         326,096
Income from operations                       17,116         29,834         52,348         39,161         138,459

(1) Restated for the adoption of SAB 101.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 142. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change is expected to provide investors with greater information regarding the economic value of goodwill and its impact on earnings. We expect to adopt the standard effective October 1, 2001. We do not expect an impairment of goodwill or intangibles upon adoption of this standard.

SFAS 143. In August 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets which is effective for fiscal years beginning after June 15, 2002. The standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial position and results of operations.

SFAS 144. In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. We are currently reviewing the provisions of this Statement but do not expect that the adoption of SFAS 144 will have a significant impact on our financial position and results of operations.

CHANGES IN ACCOUNTING PRINCIPLES AND POLICIES

Accounting for Derivative Instruments and Hedging Activities. In fiscal 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction.
The cumulative effect of adoption was not material. The impact of SFAS No. 133 on our future results will be dependent upon the fair values of our derivatives and related financial instruments and could result in increased volatility.

Revenue Recognition. We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective October 1, 2000, based upon guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have completed our equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables.

In accordance with the guidance provided in SAB 101, the deferred revenue balance as of October 1, 2000 was $26.5 million. This amount consists of equipment that was shipped and recorded as revenue in fiscal 2000 but had not met the customer acceptance criteria required by SAB 101. In fiscal 2001, we recorded an after-tax non-cash charge of $8.2 million or $0.17 per fully diluted share, associated with the $26.5 million of deferred revenue, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

In fiscal 2001, we received customer acceptances for $19.3 million of the $26.5 million that was deferred as of the beginning of the fiscal year and accordingly recognized $19.3 million of revenue. Also in fiscal 2001, we recorded after-tax non-cash profit of $5.7 million or $0.12 per fully diluted share associated with the $19.3 million of deferred revenue. At September 30, 2001, deferred revenue was approximately $7.2 million, which will be recognized in future periods as the revenue recognition criteria are met.

Our pro-forma net loss for fiscal 2001, assuming we did not adopt SAB 101, was $62.8 million or $1.29 per fully diluted share.

The unaudited consolidated statements of operations for the quarters ended December 31, 2000, March 31, 2001 and June 30, 2001 have been restated to reflect the application of SAB 101.

Shipping and Handling Revenues and Costs. In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on issue EITF No. 00-10, Accounting for Shipping and Handling Revenues and Costs. The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. We adopted the consensus in fiscal 2001, and the impact to the financial statements is immaterial.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, our cash, cash equivalents and investments totaled $202.9 million compared to $316.6 million at September 30, 2000.

Cash generated from operating activities totaled $71.9 million during fiscal 2001 compared to cash generated of $134.1 million in fiscal 2000 and cash used in operating activities of $37.9 million in fiscal 1999. The cash generated from our operating activities in fiscal 2001 was primarily due to the collection of customer accounts receivable, partially offset by the paydown of accounts payable and the net loss. The cash generated from operating activities in fiscal 2000 was primarily the result of our record net income partially offset by an increase in accounts receivable and inventory to support the record sales volume.

Net cash used for investing activities for the year ended September 30, 2001 was $268.6 million. Cash outflows for investing activities consisted primarily of the purchase of two companies that design and manufacture semiconductor test interconnect solutions. We paid $217.4 million for Cerprobe and $62.5 million for Probe Tech, net of cash acquired. Also in fiscal 2001, we purchased the remaining interest in Flip Chip that was owned by Delco for $5.0 million. We now own 100.0% of Flip Chip. During fiscal 2001, we also invested $48.6 million in property and equipment, compared to $38.3 million in fiscal 2000. The capital spending in fiscal 2001 was primarily for information technology to develop corporate-wide e-business capabilities, increased capacity at Flip Chip and continued expansion of the manufacturing capabilities in our existing packaging materials facilities.

Net cash provided by financing activities in fiscal 2001 was $140.2 million, principally due to the proceeds from our $125.0 million convertible subordinated note offering which was completed in August 2001. The notes are general obligations of our company and are subordinated to all senior debt. The notes rank equally with the convertible notes issued in December 1999, bear interest at 5-1/4%, are convertible into our common stock at $19.75 per share and mature on August 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on February 15 and August 15 each year. We may redeem the notes in whole or in part at any time on or after August 19, 2004 at prices ranging from 102.1% at August 19, 2004 to 100.0% at August 15, 2006. Part of the proceeds from this offering were used to repay and terminate our then existing revolving credit facility.

In April 2001, we entered into a receivable securitization program in which we transferred all domestic account receivables to KSI Funding Corporation, a "bankruptcy remote" special purpose corporation and our wholly owned subsidiary. Under the facility, KSI Funding Corporation can sell up to a $40.0 million interest in all of our domestic receivables. This facility was structured as a revolving securitization, whereby an interest in additional account receivables can be sold as collections reduce the previously sold interest. At September 30, 2001, we have sold receivables under this agreement amounting to $20.0 million.

In December 1999, we issued $175.0 million of convertible subordinated notes. The notes are general obligations of our company and subordinated to all senior debt. The notes bear interest at 4-3/4%, are convertible into our common stock at $22.8997 per share and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 15 and December 15 of each year. We may redeem the notes in whole or in part at any time after December 18, 2002 at prices ranging from 102.714% at December 19, 2002 to 100.0% at December 15, 2006.

At September 30, 2001, working capital was $265.4 million compared to $471.3 million at September 30, 2000. The lower working capital was due primarily to lower cash, short-term investments and accounts receivable.

We believe that anticipated cash flows from operations, our working capital and accounts receivable securitization program will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as we believe appropriate, additional equity or debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements that could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities that we may elect to pursue.

RISKS RELATED TO OUR BUSINESS

THE SEMICONDUCTOR INDUSTRY AS A WHOLE IS VOLATILE AND IS CURRENTLY EXPERIENCING A SIGNIFICANT DOWNTURN

Our operating results are significantly affected by the capital expenditures of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Expenditures by semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems depend on the current and anticipated market demand for semiconductors and products that use semiconductors, such as personal computers, telecommunications equipment, consumer electronics and automotive goods. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and materially and adversely affect our business, financial condition and operating results.

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. This has severely and negatively affected the industry's demand for capital equipment, including the assembly equipment that we manufacture and market and, to a lesser extent, the packaging materials and test interconnect solutions that we sell. The semiconductor industry is in a downturn and we expect conditions to remain weak in fiscal 2002. This downturn is among the worst we have experienced: orders have been pushed out or cancelled, significantly reducing our backlog, sales have declined rapidly and we have, among other things, undertaken a significant resizing and have deferred capital expenditures. We cannot assure you as to when the current downturn will end or that it will not continue to worsen. This current downturn, like past downturns, has materially and adversely affected our operating results and we expect that it will continue to materially and adversely affect our business, financial condition and operating results in the near term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    -   the mix of products that we sell because, for example:

        - some packaging materials have lower margins than assembly equipment and test interconnect solutions;

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

    - our announcement, or perception by others, that we will introduce new or upgraded products, which could cause customers to delay purchasing our products;

    -   the timing of acquisitions; and

    -   our competitors' introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses and interest expense, do not vary directly with our net sales. As a result, a decline in our net sales would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net sales, our operating results would decline. Factors that could cause our expenses to fluctuate from period to period include:

    -   the timing and extent of our research and development efforts;

    -   severance, resizing and other costs of relocating facilities;

    -   inventory write-offs due to obsolescence; and

    -   inflationary increases in the cost of labor or materials.

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

WE MAY NOT BE ABLE TO RAPIDLY DEVELOP AND MANUFACTURE NEW AND ENHANCED PRODUCTS REQUIRED TO MAINTAIN OR EXPAND OUR BUSINESS

We believe that our continued success will depend on our ability to continuously develop and manufacture or acquire new products and product enhancements on a timely and cost-effective basis. We also must introduce these products and product enhancements into the market in response to customers' demands for higher performance assembly equipment, leading-edge materials and for test interconnect solutions customized to address rapid technological advances in IC and capital equipment designs. Our competitors may develop enhancements to or future generations of competitive products that will offer superior performance, features and lower prices that may render our products non-competitive. The development of new products may require significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In fiscal 2001, for example, we have incurred significant losses in connection with our efforts to develop and commercialize high density substrate technology, and we anticipate continuing to incur such losses in the near term. In addition, the commercialization of high density substrates may require substantial capital investments for production facilities. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner or at a price that will satisfy our customers' future needs or achieve market acceptance.

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

One component of our strategy is to develop next-generation technologies to allow us to prepare for any eventual decline in the use of wire bonding technology. There are a number of risks associated with our strategy to diversify into new technologies:

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

A DECLINE IN DEMAND FOR ANY OF OUR PRODUCTS COULD CAUSE OUR REVENUES TO DECLINE SIGNIFICANTLY

Prior to our recent acquisitions of businesses in the test interconnect segment, our wire bonders comprised over 50% of our net sales. If demand for, or pricing of, our wire bonders declines because our competitors introduce superior or lower cost systems, the semiconductor industry changes or because of other events beyond our control, our business, financial condition and operating results could be materially and adversely affected. Advanced packaging technologies and test interconnect solutions are less significant as a percentage of our revenues than wire bonders, but any deterioration in the demand for, or prices of, these products would materially and adversely affect our business, financial condition and operating results.

BECAUSE A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR MOST OF OUR SALES, OUR REVENUES COULD DECLINE IF WE LOSE ANY SIGNIFICANT CUSTOMER

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of semiconductor assembly equipment, packaging materials, test interconnect solutions and flip chip bumping services and technology. Sales to a relatively small number of customers account for a significant percentage of our net sales. In fiscal 2001, no customer accounted for more than 10% of our net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering and Amkor Technologies accounted for 15% and 10% of our net sales, respectively. In fiscal 1999 no customer accounted for more than 10% of total net sales.

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

If we are unable to deliver products to our customers on time for these or any other reasons, if we are unable to meet customer expectations as to cycle time or if we do not maintain acceptable product quality or reliability in the future, our business, financial condition and operating results would be materially and adversely affected.

WE ARE EXPANDING AND DIVERSIFYING OUR OPERATIONS, AND IF WE FAIL TO MANAGE OUR EXPANDING AND MORE DIVERSE OPERATIONS SUCCESSFULLY, OUR BUSINESS AND FINANCIAL RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED

In recent years, we have broadened our product offerings to include significantly more packaging materials and advanced packaging services and technology. Additionally, during fiscal 2001, we acquired two companies that design and manufacture test interconnect solutions, Cerprobe Corporation and Probe Technology Corporation, and we have combined their operations to create our test division. Although our strategy is to diversify and expand our products and services, we may not be able to develop, acquire, introduce or market new products in a timely or cost-effective manner and the market may not accept any new or improved products we develop, acquire, introduce or market.

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

As we expand our operations, we expect to encounter a number of risks, which will include:

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

WE MAY BE UNABLE TO CONTINUE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE SEMICONDUCTOR EQUIPMENT, PACKAGING MATERIALS, TEST INTERCONNECT AND ADVANCED PACKAGING TECHNOLOGY INDUSTRIES

The semiconductor equipment, packaging materials, test interconnect solutions and advanced packaging technology industries are intensely competitive. In the semiconductor equipment, test interconnect solutions and advanced packaging technology markets, the significant competitive factors include performance, quality, customer support and price, and in the semiconductor packaging materials industry include price, delivery and quality.

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

We expect our competitors to improve their current products' performance, and to introduce new products and materials with improved price and performance characteristics. New product and materials introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor's product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time because manufacturers and assemblers sometimes develop lasting relations with suppliers, and assembly equipment in our industry often goes years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which could materially and adversely affect our business, financial condition and operating results. We cannot assure you that we will be able to continue to compete in these or other areas in the future.

WE SELL MOST OF OUR PRODUCTS TO CUSTOMERS THAT ARE LOCATED OUTSIDE OF THE UNITED STATES, WE HAVE SUBSTANTIAL MANUFACTURING OPERATIONS LOCATED OUTSIDE OF THE UNITED STATES, AND WE RELY ON INDEPENDENT FOREIGN DISTRIBUTION CHANNELS FOR CERTAIN PRODUCT LINES, ALL OF WHICH SUBJECT US TO RISKS FROM CHANGES IN TRADE REGULATIONS, CURRENCY FLUCTUATIONS, POLITICAL INSTABILITY AND WAR

Approximately 62% of our net sales for fiscal 2001, 91% of our net sales for fiscal 2000 and 83% of our net sales for fiscal 1999 were attributable to sales to customers for delivery outside of the United States. The lower percentage of international sales in fiscal 2001 was due primarily to the sales of the newly acquired test interconnect segment which was more concentrated in the United States. We expect our sales outside of the United States to continue to represent a large portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. We also rely on non-U.S. suppliers for materials and components used in the equipment that we sell and we maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. We manufacture substantially all of our automatic ball bonders in Singapore. In addition, we rely on independent foreign distribution channels for certain product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, such as risks of war and civil disturbances or other events that may limit or disrupt markets; expropriation of our foreign assets; longer payment cycles in foreign markets; international exchange restrictions; the difficulties of staffing and managing dispersed international operations; tariff and currency fluctuations; changing political conditions; foreign governments' monetary policies; and less protective foreign intellectual property laws.

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

In addition, our partners and alliances may also have rights to technology that we develop through these alliances. We may incur significant expense to protect or enforce our intellectual property rights. If we are unable to protect our intellectual property rights, our competitive position may be weakened.

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

Some of our customers have requested that we defend and indemnify them against the Lemelson Foundation's claims or contribute to any settlement the customer reaches with the Lemelson Foundation. We have received opinions from our outside patent counsel with respect to various Lemelson Foundation patents. We are not aware that any equipment we market or that any process performed by our equipment infringes on the Lemelson Foundation patents and we do not believe that the Lemelson Foundation matter or any other pending intellectual property claim against us will materially and adversely affect our business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim affecting us is uncertain, however, and we cannot assure you that our resolution of any such claim will not materially and adversely affect our business, financial condition and operating results.

WE MAY BE MATERIALLY AND ADVERSELY AFFECTED BY ENVIRONMENTAL AND SAFETY LAWS AND REGULATIONS

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

In the future, applicable land use and environmental regulations may: (1) impose upon us the need for additional capital equipment or other process requirements,
(2) restrict our ability to expand our operations, (3) subject us to liability, and/or (4) cause us to curtail our operations. We cannot assure you that any costs or liabilities associated with complying with these environmental laws will not materially and adversely affect our business, financial condition and operating results. See "Business -- Environmental Matters."

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

WE MAY BE UNABLE TO GENERATE ENOUGH CASH TO SERVICE OUR DEBT

Our ability to make payments on our indebtedness, and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. This, to some extent, is subject to the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow to service our debt. In addition, our gold supply agreement contains restrictions on its ability to declare and pay dividends to us.

Based on our current level of operations, we believe our cash flows from operations, working capital, the accounts receivable securitization program will be adequate to meet our liquidity and capital requirements for at least the next twelve months.

We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

TERRORIST ATTACKS, SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D.C. ON SEPTEMBER 11, 2001, AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE MARKETS IN WHICH WE OPERATE AND OUR PROFITABILITY

Terrorist attacks may negatively effect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States of America and manufacturing facilities in the United States, Israel and Singapore. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately effect the sales of our products in the United States and overseas. As a result of terrorism, the United States has entered into an armed conflict which could have a further impact on our domestic and internal sales, our supply chain, our production capability and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2001, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $47.9 million (see Note 5 of the Company's Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate and exchange rate risk and may fall in value if market rates change. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the fair market value of the portfolio would decline by approximately $100,000. We also had investments in equity securities of $1.2 million at September 30, 2001 of which 100% of the portfolio is vulnerable to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated Financial Statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 14 (a)(1) herein are filed as part of this Report.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," in fiscal 2001.




PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
November 14, 2001

                       KULICKE AND SOFFA INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     SEPTEMBER 30,
                                                                 -----------------------
                                                                    2000          2001
                                                                 ---------     ---------
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents (including time
 deposits: 2000 - $503; 2001 - $1,053)                           $ 211,489     $ 155,036
Short-term investments                                             105,130        47,892
Accounts and notes receivable (less allowance for doubtful
 accounts: 2000 - $4,355; 2001 - $6,242)                           188,485        79,305
Inventories, net                                                    74,034        74,364
Prepaid expenses and other current assets                            9,748         9,013
Deferred income taxes                                                8,650        15,282
                                                                 ---------     ---------
   TOTAL CURRENT ASSETS                                            597,536       380,892

Property, plant and equipment, net                                  83,867       127,952
Intangible assets, primarily goodwill (net of accumulated
 amortization: 2000 - $13,781; 2001 - $36,920)                      41,724       253,999
Other assets                                                         8,375        14,583
                                                                 ---------     ---------
   TOTAL ASSETS                                                  $ 731,502     $ 777,426
                                                                 =========     =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt              $   1,026     $     753
Accounts payable                                                    62,513        51,420
Accrued expenses                                                    51,935        48,965
Income taxes payable                                                10,724        14,399
                                                                 ---------     ---------
   TOTAL CURRENT LIABILITIES                                     $ 126,198     $ 115,537

Long term debt                                                     175,000       301,511
Other liabilities                                                    7,967        13,736
Deferred taxes                                                      12,798         8,054
Minority interest                                                    4,197            41
                                                                 ---------     ---------
 TOTAL LIABILITIES                                               $ 326,160     $ 438,879
                                                                 ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 13)                                 --            --

SHAREHOLDERS'  EQUITY:

Preferred stock, without par value:
 Authorized - 5,000 shares; issued - none                               --            --
Common stock, without par value:
 Authorized - 200,000 shares; issued and
 outstanding: 2000 - 48,716; 2001 - 49,034                         189,766       193,058
Retained earnings                                                  220,263       155,012
Accumulated other comprehensive loss                                (4,687)       (9,523)
                                                                 ---------     ---------
  TOTAL SHAREHOLDERS'  EQUITY                                    $ 405,342     $ 338,547
                                                                 ---------     ---------

TOTAL LIABILITIES  AND  SHAREHOLDERS'  EQUITY                    $ 731,502     $ 777,426
                                                                 =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                  KULICKE AND SOFFA INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts)


                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                         -------------------------------------
                                                            1999          2000          2001
                                                         ---------     ---------     ---------

Net sales                                                $ 398,917     $ 899,273     $ 555,003
Cost of goods sold                                         285,382       573,177       392,604
                                                         ---------     ---------     ---------

Gross profit                                               113,535       326,096       162,399

Selling, general and administrative                         86,226       136,179       164,561
Research and development, net                               37,188        50,135        62,727
Resizing (recovery) costs                                    5,918        (2,548)        4,166
Asset impairment                                                --         3,871           800
Purchased in-process research and development                3,935            --        11,709
                                                         ---------     ---------     ---------

Income (loss) from operations                              (19,732)      138,459       (81,564)

Interest income                                              3,762        12,418         8,398
Interest expense                                              (215)       (7,699)      (13,933)
Equity in loss of joint ventures                           (10,000)       (1,221)           --
Other Income                                                    --            --         8,016
                                                         ---------     ---------     ---------

Income (loss) before income taxes                          (26,185)      141,957       (79,083)

Provision (benefit) for income taxes                        (8,221)       40,149       (21,643)
                                                         ---------     ---------     ---------

Income (loss) before minority interest and cumulative
 effect of change in accounting principle                  (17,964)      101,808       (57,440)

Cumulative effect of change in accounting principle,
 net of tax of $4,395                                           --            --        (8,163)

Minority interest in net loss of subsidiary                  1,018         1,437           352
                                                         ---------     ---------     ---------

NET INCOME (LOSS)                                        $ (16,946)    $ 103,245     $ (65,251)
                                                         =========     =========     =========

NET INCOME (LOSS) EXCLUDING CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE PER SHARE:
    Basic                                                $   (0.36)    $    2.15     $   (1.17)
    Diluted                                              $   (0.36)    $    1.90     $   (1.17)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
 NET OF TAX PER SHARE:
    Basic                                                $      --     $      --     $   (0.17)
    Diluted                                              $      --     $      --     $   (0.17)

NET INCOME (LOSS) PER SHARE:
    Basic                                                $   (0.36)    $    2.15     $   (1.34)
    Diluted                                              $   (0.36)    $    1.90     $   (1.34)

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                  46,846        47,932        48,877
     Diluted                                                46,846        56,496        48,877

        The accompanying notes are an integral part of these consolidated financial statements.

                    KULICKE AND SOFFA INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                                   Fiscal Year Ended September 30,
                                                                 -------------------------------------
                                                                    1999          2000          2001
                                                                 ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $ (16,946)    $ 103,245     $ (65,251)

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                    15,989        24,260        53,849
   Tax benefit from exercise of stock options                          180        12,444           248
   Provision for doubtful accounts                                     812         2,758         1,406
   Impairment of assets                                              1,566         3,871           800
   Deferred taxes                                                   (8,463)       15,219       (37,556)
   Provision for inventory reserves                                  1,200         6,978        18,095
   Equity in loss of joint ventures                                 10,000         1,221            --
   Minority interest in net loss of subsidiary                      (1,018)       (1,437)         (352)
   Purchased in-process research and development                     3,935            --        11,709
   Non-cash employee benefits                                        1,662         2,437         1,942
   Changes in working capital accounts, net of effect
     of acquired businesses:
       Accounts receivable                                         (66,833)      (55,490)      110,469
       Inventories                                                 (14,700)      (19,267)        2,572
       Prepaid expenses and other assets                            (4,801)          153        (1,734)
       Refundable income taxes                                       2,336         2,934            --
       Accounts payable and accrued expenses                        36,182        25,289       (30,918)
       Taxes payable                                                   (42)        7,120         3,226
       Other, net                                                    1,012         2,362         3,364
                                                                 ---------     ---------     ---------
          Net cash provided by (used in) operating activities      (37,929)      134,097        71,869
                                                                 ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases) proceeds from investments classified
  as available-for-sale, net                                        28,075      (103,046)       56,640
 Purchases of plant and equipment                                  (10,891)      (38,304)      (48,636)
 Purchase of Flip Chip                                                  --            --        (5,000)
 Purchase of Probe Tech, net of cash acquired                           --            --       (62,512)
 Purchase of Cerprobe, net of cash acquired                             --            --      (217,415)
 Purchase of X-LAM technology                                       (8,000)           --            --
 Proceeds from sale of property and equipment                           --            --         8,338
 Investments in and loans to joint ventures                        (10,912)       (2,152)           --
                                                                 ---------     ---------     ---------
 Net cash used in investing activities                              (1,728)     (143,502)     (268,585)
                                                                 ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from debt offering                                        --       168,985       120,749
 Proceeds from sale of receivables                                      --            --        20,000
 Payments on borrowings, including capitalized leases                 (192)           --        (1,652)
 Proceeds from issuances of common stock                               280        14,777         1,102
                                                                 ---------     ---------     ---------
 Net cash provided by (used in) financing activities                    88       183,762       140,199
                                                                 ---------     ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                 246           (23)           64
                                                                 ---------     ---------     ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                (39,323)      174,334       (56,453)
CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF YEAR                                                 76,478        37,155       211,489
                                                                 ---------     ---------     ---------
  END OF YEAR                                                    $  37,155     $ 211,489     $ 155,036
                                                                 =========     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

        KULICKE AND SOFFA INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (in thousands)

                                                                                             Accumulated
                                                             Common Stock                      Other
                                                           ----------------                 Comprehensive
                                                                                Retained       Income       Shareholders'
                                                       Shares          Amount    Earnings      (Loss)         Equity
                                                     ---------     ---------    ---------     ---------     ---------
Balances at September 30, 1998                          46,734     $ 157,986    $ 133,964     $  (4,040)    $ 287,910

Employer contribution to the 401K plan                     168         1,662           --            --         1,662
Exercise of stock options                                   76           280           --            --           280
Tax benefit from exercise of stock options                  --           180           --            --           180
Components of comprehensive income:
    Net loss                                                --            --      (16,946)           --       (16,946)
    Translation adjustment                                  --            --           --         2,622         2,622
    Unrealized loss on investments, net                     --            --           --          (115)         (115)
    Realized gain on investments included in
    net loss, net                                           --            --           --           (49)          (49)
    Minimum pension liability (net taxes of $413)           --            --           --          (768)         (768)
                                                                                                            ---------

Total comprehensive loss                                                                                      (15,256)
                                                     ---------     ---------    ---------     ---------     ---------
Balances at September 30, 1999                          46,978       160,108      117,018        (2,350)      274,776

Employer contribution to the 401K Plan                      94         2,437           --            --         2,437
Exercise of stock options                                1,644        14,777           --            --        14,777
Tax benefit from exercise of stock options                  --        12,444           --            --        12,444
Components of comprehensive income:
    Net income                                              --            --      103,245            --       103,245
    Translation adjustment                                  --            --           --          (884)         (884)
    Unrealized loss on investments, net                     --            --           --           (20)          (20)
    Minimum pension liability (net of taxes
      of $772)                                              --            --           --        (1,433)       (1,433)
                                                                                                            ---------

Total comprehensive income                                                                                    100,908
                                                     ---------     ---------    ---------     ---------     ---------
Balances at September 30, 2000                          48,716       189,766      220,263        (4,687)      405,342

EMPLOYER CONTRIBUTION TO THE 401K PLAN                     153         1,942           --            --         1,942
Exercise of stock options                                  165         1,102           --            --         1,102
Tax benefit from exercise of stock options                  --           248           --            --           248
Components of comprehensive income:
    Net loss                                                --            --      (65,251)           --       (65,251)
    Translation adjustment                                  --            --           --        (2,226)       (2,226)
    Unrealized gain on investments, net                     --            --           --           280           280
    Minimum pension liability (net of taxes
      of $1,556)                                            --            --           --        (2,890)       (2,890)
                                                                                                            ---------

Total comprehensive loss                                                                                      (70,087)
                                                     ---------     ---------    ---------     ---------     ---------
Balances at September 30, 2001                          49,034     $ 193,058    $ 155,012     $  (9,523)    $ 338,547
                                                     =========     =========    =========     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the "Company"), with appropriate elimination of intercompany balances and transactions.

Nature of Business - The Company designs, manufactures, and markets capital equipment, packaging materials and test interconnect solutions and provides flip chip bumping services for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment, license our flip chip bumping process technology and are marketing high density interconnect substrates. The Company's operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry historically has been highly volatile and experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials and test interconnect solutions such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company's operating results. The Company believes such volatility will continue to characterize the industry and the Company's operations in the future.

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

Vulnerability to Certain Concentrations - Financial instruments which may subject the Company to concentration of credit risk at September 30, 2001 and 2000 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, packaging materials and test interconnect products to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Accounts receivable at September 30, 2001 and 2000 included notes receivable of $16 thousand and $4.0 million respectively. Writeoffs of uncollectible accounts have historically been insignificant.

Sales to a relatively small number of customers account for a significant percentage of the Company's net sales. In fiscal 2001, no customer accounted for more than 10% of the Company's net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15% of the Company's net sales and sales to Amkor Technologies accounted for 10% of the Company's net sales. In fiscal 1999, no customer accounted for more than 10% of net sales. The Company expects sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2001 and 2000, Advanced Semiconductor Engineering accounted for 13% and 14%, respectively, of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2001 and 2000. The reduction or loss of orders from a significant customer could adversely affect the Company's business, financial condition, operating results and cash flows.

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

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the carrying value of long-lived assets, including goodwill, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the excess of cost over fair value of net assets that arose in that transaction is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date.

Depreciation expense was $30.1 million, $20.1 million and $13.1 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation accounts are adjusted accordingly, and any resulting gain or loss is recorded in current operations.

Intangible Assets - Goodwill resulting from acquisitions accounted for using the purchase method is amortized on a straight-line basis over the estimated period to be benefited by the acquisitions ranging from five to twenty years. The weighted average life of the goodwill recorded by the Company on September 30, 2001 was 9.72 years. The Company accounts for impairment of goodwill in accordance with SFAS No. 121, as discussed above and expects to adopt the provisions of SFAS 142 effective October 1, 2001.

Foreign Currency Translation - The U.S. dollar is the functional currency for all subsidiaries except the Company's subsidiaries in Japan, Korea, the Philippines, Thailand, Switzerland and Taiwan. Gains and losses resulting from the translation of functional currency financial statement amounts into U.S. dollars are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders' equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction gains (losses) were ($700) thousand, $1.0 million and $13 thousand, for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Revenue Recognition - The Company changed its revenue recognition policy in the fourth quarter of fiscal 2001, effective October 1, 2000, based upon guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and it has completed its equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, revenue is recognized based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables.

In accordance with the guidance provided in SAB 101, the deferred revenue balance as of October 1, 2000 was $26.5 million. This amount consists of equipment that was shipped and recorded as revenue in fiscal 2000 but had not met the customer acceptance criteria required by SAB 101. In fiscal 2001, the Company recorded an after-tax non-cash charge of $8.2 million or $0.17 per fully diluted share, associated with the $26.5 million of deferred revenue, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

In fiscal 2001, the Company received customer acceptances for $19.3 million of the $26.5 million that was deferred as of the beginning of the fiscal year and accordingly recognized $19.3 million of revenue. Also in fiscal 2001, the Company recorded after-tax non-cash profit of $5.7 million or $0.12 per fully diluted share associated with the $19.3 million of deferred revenue. At September 30, 2001, deferred revenue was approximately $7.2 million, which will be recognized in future periods as the revenue recognition criteria are met.

Our pro-forma net loss for fiscal 2001, assuming the Company did not adopt SAB 101, was $62.8 million or $1.29 per fully diluted share.

The unaudited consolidated statements of operations for the quarters ended December 31, 2000, March 31, 2001 and June 30, 2001 have been restated to reflect the application of SAB 101.

Research and Development Arrangements - The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During fiscal 2001, 2000 and 1999, reductions to research and development expense related to such funding totaled $1.0 million, $1.1 million and $1.3 million, respectively.

Income Taxes - Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. No provision is made for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries which are indefinitely reinvested in foreign operations.

Environmental Expenditures - Future environmental remediation expenditures are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted.

Earnings Per Share - Earnings per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period. On June 26, 2000, the Company's Board of Directors approved a two-for-one stock split of its common stock. Pursuant to the stock split, each shareholder of record at the close of business on July 17, 2000 received one additional share for each common share held at the close of business on that date. The additional shares were distributed on July 31, 2000. All prior period earnings per share amounts have been restated to reflect the two-for-one stock split.

Accounting for Stock-based Compensation - The Company accounts for stock option grants using the "intrinsic value method" prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and discloses the pro forma effect on net income and earnings per share as if the fair value method had been applied to stock option grants, in accordance with SFAS 123, Accounting For Stock-Based Compensation.

Reporting Comprehensive Income - The Company reports comprehensive income and its components in accordance with SFAS 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. The impact of foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities available-for-sale are considered to be components of the Company's comprehensive income under the requirements of SFAS 130.

Derivative Instruments and Hedging Activities - In fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The cumulative effect of adoption was not material. The impact of SFAS No. 133 on the company's future results will be dependent upon the fair values of the company's derivatives and related financial instruments and could result in increased volatility.

Coupons, Rebates and Discounts - In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, Accounting for Coupons, Rebates and Discounts that addressed accounting for sales incentives. The Task Force concluded that in accounting for cash sales incentives a manufacturer should recognize the incentive as a reduction of revenue on the later date of the manufacturer's sale or the date the offer is made to the public. The reduction of revenues should be measured based on the estimated amount of incentives to be claimed by the ultimate customers. The Company adopted this pronouncement in the fourth quarter of fiscal 2001. The adoption did not have a material impact on the Company's financial statements.

Shipping and Handling - In September 2000, the EITF reached a final consensus on issue EITF No. 00-10, Accounting for Shipping and Handling Revenues and Costs. The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. The Company adopted this pronouncement in the fourth quarter of fiscal 2001. The adoption did not have a material impact on the Company's financial statements.

Stock Compensation - In March 2000, FASB Interpretation, or FIN, No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a significant effect on the Company's financial position or results of operations.

Goodwill and Other Intangibles - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change is expected to provide investors with greater information regarding the economic value of goodwill and its impact on earnings. We expect to adopt the standard effective October 1, 2001 and will reclassify the intangible assets relating to acquired workforces as goodwill in accordance with the provisions of SFAS 142. We do not expect an impairment of goodwill or intangibles upon adoption of this standard.

Asset Retirement Obligations - In August 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets which is effective for fiscal years beginning after June 15, 2002. The standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial position and results of operations.

Impairment and Disposal of Long-Lived Assets - In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. We are currently reviewing the provisions of this Statement but do not expect that the adoption of SFAS 144 will have a significant impact on our financial position and results of operations.

Reclassifications - Certain amounts in the Company's prior year financial statements have been reclassified to conform to their presentation in the current fiscal year.


NOTE 2: ACQUISITIONS AND PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In November 2000, the Company completed a tender offer for 100.0% of the outstanding shares of Cerprobe Corporation ("Cerprobe") for $20 per share. The total purchase price of Cerprobe, including transaction costs, the assumption of acquisition related liabilities and debt repayment, was approximately $225.0 million, payable in cash. In December 2000 the Company purchased all the outstanding shares of Probe Technology Corporation ("Probe Tech") for approximately $65.0 million, including transaction costs and the assumption of acquisition related liabilities, payable in cash. The acquired assets of Probe Tech include a minority interest in a foreign subsidiary. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The acquisitions have been recorded using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. The Company has allocated a portion of the purchase price for each acquisition to intangible assets valued using a discount rate of 25.0% for Cerprobe and 18.0% for Probe Tech. The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use and to which technological feasibility had not been established totaled $11.3 million for Cerprobe and $0.4 million for Probe Tech. These amounts were charged to expense as of the acquisition dates. The purchase price allocation may change upon resolution of certain items relating to purchase price adjustments. The Company received a waiver of a bank covenant under its then existing bank revolving credit facility, which limited the amount the Company could spend on acquisitions, in order to complete the Cerprobe and Probe Tech acquisitions. The Company borrowed $55.0 million under its bank revolving credit facility to partially fund the purchase of Probe Tech. The operations of these two companies have been combined to create a test division, which is disclosed as a separate business segment for financial reporting purposes.

Unaudited pro forma operating results for years ended September 30, 2001 and 2000 assuming the acquisitions of Cerprobe and Probe Tech were consummated on October 1, 1999 appear below. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of the future operating results of the combined businesses.


                                                   (unaudited)
                                        (in thousands, except per share data)
                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                        -------------------------------
                                           2000(1)             2001
                                         ----------         ----------
Net Sales                                $1,009,809         $  582,426
Net Income (loss)                        $   79,880         $  (67,732)
Diluted net income (loss) per share      $     1.49         $    (1.39)

(1) The results of Cerprobe for the fiscal year ended September 30, 2000 included a charge of $8.8 million for in-process R&D associated with its acquisition of OZ Technologies, Inc.


The components of the purchase price allocation for the acquisitions of Cerprobe and Probe Tech are as follows:

                                                                (in thousands)
                                                           CERPROBE        PROBE TECH
                                                          -----------      ----------
Current assets                                             $  44,223       $  12,180
Property, plant, equipment and other long term assets         27,241           8,948
Acquired intangibles                                          80,800          30,253
Acquired in-process research and development                  11,295             414
Goodwill                                                     105,510          16,298
Less: Liabilities assumed                                    (75,573)         (3,432)
                                                           ---------       ---------

Total                                                      $ 193,496       $  64,661
                                                           =========       =========



The goodwill and intangible assets resulting from the acquisitions are being amortized on a straight-line basis over a 10-year period.

A lawsuit between Cerprobe and the former President, Director and shareholder of Silicon Valley Test & Repair, Inc. (a company acquired by Cerprobe Corporation in January 1997) was settled and dismissed in June 2001, with Cerprobe paying $280 thousand in attorney's fees to opposing counsel. This amount has been allocated to goodwill in the opening balance sheet, as a cost of the Cerprobe acquisition.

Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not been established and which have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, as interpreted by Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

In connection with the acquisitions of Cerprobe and Probe Tech, the Company assigned a value of $11.7 million to the purchased in-process research and development of these entities. The portion of the purchase price assigned to the in-process research and development activities was charged to expense in fiscal 2001 and was comprised of several research and development projects that were scheduled to reach completion in 2001 and 2002. At the acquisition date, research and development projects ranged in completion from 10% to 90% complete.

In January 1999, the Company purchased enabling technology and fixed assets used in the design, development, manufacture, marketing and sale of laminate substrates for $8.0 million. The Company has allocated the majority of the purchase price to intangible assets, including in-process research and development. The portion of the purchase price allocated to in-process research and development was charged to expense in fiscal 1999. The other purchased intangibles include core technology and assembled workforce. These intangibles are being amortized over their estimated useful lives of 1 to 5 years.

The Company allocated the enabling technology purchase price as follows:


                                        (in thousands)
In-process research and development        $3,935
Core technology                             3,447
Property, plant and equipment                 513
Assembled workforce                           105
                                           ------
Total                                      $8,000
                                           ======

The income valuation approach was used to determine the fair value of the in-process research and development. The Company estimated that the purchased technology was 60% complete.


NOTE 3: RESIZING COSTS

In the fourth quarter of fiscal 2001, we announced a resizing plan to close a bonding wire facility, and recorded a charge of $3.2 million related to this plan. The charge includes $2.4 million for severance associated with the elimination of 215 positions and asset impairment charges of $800 thousand related to facilities and equipment that will be disposed of in connection with the closure of the wire facility. In the second quarter, we began a resizing plan for the elimination of 296 positions and recorded a resizing charge for severance of $1.7 million. These programs are ongoing and continuing as planned. Of the 511 positions identified during fiscal 2001 for elimination under both programs, 55 individuals remain to be terminated in the first half of fiscal 2002. The severance accrual will be paid out during fiscal 2002, and the commitments will be substantially completed in fiscal 2002 but will continue into future years as a result of the contractual arrangements. In connection with the acquisition of Probe Tech, we eliminated its duplicate operations, and increased goodwill by $1.5 million during the fiscal year for costs associated with this program.

The table below details the spending and activity related to these programs.

                                               (in thousands)
                                   Severance    Commitments     Total
                                   ---------    ----------     -------
Balance, September 30, 2000        $    71       $    --       $    71
Additions during fiscal 2001
    Resizing costs                   4,166            --         4,166
    Acquisition restructuring           84         1,402         1,486
Spending under programs             (2,172)         (213)       (2,385)

                                   -------       -------       -------
Balance, September 30, 2001        $ 2,149       $ 1,189       $ 3,338
                                   =======       =======       =======

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

During fiscal 1999, the Company announced plans to relocate its automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore. As a result, in fiscal 1999 the Company recorded a charge for severance of $4.0 million for the elimination of approximately 230 positions and asset write-offs of $1.6 million. In fiscal 1999, the Company also recorded a charge of $397 thousand for severance for an additional 30 employees related to the reduction in workforce that began in fiscal 1998. Write-downs of property, plant and equipment were made where carrying values exceeded the Company's estimate of proceeds from abandonment or disposal. These estimates were based principally on past experience of comparable asset disposals.


NOTE 4:  INVESTMENTS  IN JOINT VENTURES

Flip Chip Technologies, LLC

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation ("Delco") providing for the formation and management of Flip Chip Technologies, LLC ("FCT"). FCT was formed to license related technologies and to provide wafer bumping services on a contract basis. In March 2001, the Company purchased the remaining interest in the joint venture owned by Delco for $5.0 million, with a contingent future cash payment of up to $3.0 million, depending on the future operations of Flip Chip, of which $95 thousand is due for fiscal 2001. The Company now owns 100% of Flip Chip.

The Company has recorded goodwill, since May 31, 1999, of $6.9 million associated with the increase in ownership of FCT and continues to amortize the goodwill over 10 years.

The Company recorded a pretax loss from FCT operations for the fiscal year ended September 30, 1999 as follows:

                                              (in thousands)
                                                 1999(1)
                                                 ------
Equity in loss of joint venture                  $ 9,163
Consolidated with operations of the Company        3,003
                                                 -------

Pretax loss from FCT operations                  $12,166
                                                 =======

(1) After minority interest

Advanced Polymer Solutions

In September 1998, the Company entered into a joint venture agreement with Polyset Company, Inc. ("Polyset") providing for the formation and management of Advanced Polymer Solutions, LLC ("APS") to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. In the fourth quarter of fiscal 2000, the Company and its joint venture partner decided not to devote additional capital to this venture and to dissolve the joint venture. The Company recorded an asset impairment of $3.9 million representing the write-off of the Company's remaining investment in APS. The Company invested $6.0 million in APS and reported pre-tax losses of $837 thousand in fiscal 1999 and $1.2 million in fiscal 2000. The Company has no further obligations or commitments to the joint venture.


NOTE 5:  INVESTMENTS

At September 30, 2001 and 2000, no short-term investments were classified as held-to-maturity. Investments, excluding cash equivalents, classified as available-for-sale, consisted of the following at September 30, 2000 and 2001:



                                   (in thousands)
                                 September 30, 2000                      SEPTEMBER 30, 2001
                               --------------------------------------------------------------------------------
                                            Unrealized                  UNREALIZED
                                Fair          Gains/         Cost          FAIR          GAINS/         COST
Available-for-sale:             Value        (Losses)        Basis         VALUE        (LOSSES)        BASIS
-----------------------------  --------      --------       --------      --------      --------      --------
Corporate debt securities      $101,494      $   (105)      $101,599      $ 44,472      $    284      $ 44,188
Adjustable rate notes             2,370            --          2,370         2,226            46         2,180
                               --------      --------       --------      --------      --------      --------
Short-term investments
classified as available
for sale                       $103,864      $   (105)      $103,969      $ 46,698      $    330      $ 46,368
                               ========      ========       ========      ========      ========      ========

An after-tax unrealized gain of $212 thousand (net of taxes of $118 thousand) and an after tax unrealized loss of $68 thousand (net of taxes of $37 thousand) were recorded as direct adjustments to shareholders' equity at September 30, 2001 and September 30, 2000, respectively. Investments in equity securities are held-for-sale with changes in market value recorded in the Statement of Operations. A loss of $639 thousand and a gain of $53 thousand were recorded during fiscal 2001 and 2000, respectively. Held-for-sale investments were $1.2 million at September 30, 2001 and 2000. In fiscal 2001, the Company purchased $158.1 million of securities it classified as available-for-sale and sold $214.8 million of available-for-sale securities.

NOTE 6:  BALANCE SHEET COMPONENTS

                                    (in thousands)
                                     SEPTEMBER 30,
                                -------------------------
Inventories                        2000            2001
                                ---------       ---------
Raw materials and supplies      $  50,394       $  60,870
Work in process                    22,687          21,185
Finished goods                     17,194          21,418
                                ---------       ---------
                                   90,275         103,473
Inventory reserves                (16,241)        (29,109)
                                ---------       ---------
                                $  74,034       $  74,364
                                =========       =========

                                               (in thousands)
                                                SEPTEMBER 30,
                                         -------------------------
Property, Plant and Equipment               2000            2001
                                         ---------       ---------
Land                                     $   1,602       $   1,636
Buildings and building improvements         23,481          32,364
Machinery and equipment                    129,684         190,132
Leasehold improvements                      20,496          21,144
                                         ---------       ---------
                                           175,263         245,276
Accumulated depreciation                   (91,396)       (117,324)
                                         ---------       ---------
                                         $  83,867       $ 127,952
                                         =========       =========

Accrued expenses at September 30, 2001 included $18.0 million for accrued wages, incentives and vacations and $5.6 million for customer advances for the future delivery of parts and services. Accrued expenses at September 30, 2000 included $16.4 million for accrued wages, incentives and vacations and $13.0 million for customer advances for the future delivery of parts and services. No other accrued expenses were significant.


NOTE 7:  DEBT OBLIGATIONS


At September 30, 2001, the Company had capital lease debt obligations of $2.2 million, of which $753 thousand was due within one year. The capital lease obligations, including interest are payable as follows: $1.1 million in 2002, $747 thousand in 2003, $365 thousand in 2004, $88 thousand in 2005, $38 thousand in 2006 and $209 thousand thereafter. At September 30, 2000, the Company had a short-term debt obligation of $1.0 million reflecting debt due to Delco, the former minority owner of FCT.

In August 2001, the Company issued $125.0 million of convertible subordinated notes. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the convertible notes issued in December 1999. The notes bear interest at 5-1/4%, are convertible into our common stock at $19.75 per share and mature on August 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on February 15 and August 15 each year. We may redeem the notes in whole or in part at any time on or after August 19, 2004 at prices ranging from 102.1% at August 19, 2004 to 100.0% at August 15, 2006.

In April 2001, we entered into a receivable securitization program in which we transferred all domestic account receivables to KSI Funding Corporation, a "bankruptcy remote" special purpose corporation and our wholly owned subsidiary. Under the facility, KSI Funding Corporation can sell up to a $40.0 million interest in all of our domestic receivables. This facility was structured as a revolving securitization, whereby an interest in additional account receivables can be sold as collections reduce the previously sold interest. At September 30, 2001, we have sold receivables under this agreement amounting to $20.0 million.

In December 2000, the Company entered into a $60.0 million (reducing to $40.0 million over a three-year period) bank revolving credit facility. Part of the proceeds from the August 2001 note offering were used to repay and terminate this credit facility.

In December 1999, the Company issued $175.0 million of convertible subordinated notes. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at 4-3/4%, are convertible into the Company's common stock at $22.8997 per share and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company's securities. Interest on the notes will be paid on June 15 and December 15 of each year. The Company may redeem the notes in whole or in part at any time after December 18, 2002 at prices ranging from 102.714% at December 19, 2002 to 100.0% at December 15, 2006.

Interest paid on the Company's debt obligations totaled $11.3 million, $4.3 million and $215 thousand in fiscal 2001, 2000 and 1999, respectively.


NOTE 8:  SHAREHOLDERS'  EQUITY

Common Stock

In fiscal 2001, the Company's common stock increased by $1.1 million reflecting the proceeds from the exercise of employee and director stock options and increased by $248 thousand due to a tax benefit associated with the exercise of the stock options. The Company's common stock also increased due to the issuance of common stock as matching contributions to the Company's 401(k) saving plan by $1.9 million, $2.4 million and $1.7 million in fiscal 2001, 2000 and 1999, respectively.

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

The following summarizes all employee stock option activity for the three years ended September 30, 2001:

                                              (Option amounts in thousands)
                                                         SEPTEMBER 30,
                             -----------------------------------------------------------------------
                                     1999(1)                 2000                     2001
                             ----------------------    --------------------     --------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                  AVERAGE                  AVERAGE
                                           EXERCISE                 EXERCISE                EXERCISE
                              OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                              -------      -------     -------      -----       -------      -----
Options outstanding at
 beginning of period         4,360       $ 8.99       5,732       $   10.17    4,109       $10.82
Granted or reissued          1,670        12.90         106           27.78    2,544        14.23
Exercised                      (76)        3.77      (1,480)           9.16     (141)        7.07
Terminated or canceled        (222)        9.81        (249)          12.57     (433)       12.82
                            ------                   ------                   ------
Options outstanding at
 end of period               5,732        10.17       4,109           10.82    6,079        12.17
                            ======                   ======                   ======
Options exercisable at
 end of period               1,404         8.29       1,250            9.13    1,963        10.13
                            ======                   ======                   ======


(1) Adjusted for stock split in fiscal 2000.

The following table summarizes information concerning currently outstanding and exercisable employee options at September 30, 2001:

                                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                            (Option amounts in thousands)                         (Option amounts in thousands)
                            -----------------------------                         -----------------------------
                                                  Weighted
                                                  Average        Weighted                          Weighted
                                                 Remaining        Average                           Average
       Range of               Options            Contractual      Exercise           Number        Exercise
   Exercise Prices          Outstanding            Life            Price          Exercisable       Price
   ---------------          -----------            ----            -----          -----------      -------
    $ 1.44  -   $ 4.14          168                2.5            $ 3.48              168         $ 3.48
    $ 4.15  -   $ 8.28        1,526                6.2              6.52              879           6.48
    $ 8.29  -   $12.43          104                8.4             11.15               21          11.47
    $12.44  -   $16.57        3,823                8.4             13.90              694          13.67
    $16.58  -   $20.71          389                5.7             18.39              187          18.40
    $20.72  -   $29.00           56                8.6             28.50               11          28.50
    $29.01  -   $32.06           13                7.5             32.06                3          32.06
                              ------                                               ------
                              6,079                7.5             12.17            1,963          10.13
                             ======                                                ======


The Company also maintains two stock option plans for non-officer directors (the "Director Plans") pursuant to which options to purchase shares of the Company's Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options to purchase 334,000 shares at an average exercise price of $16.45 were outstanding under the Director Plans at September 30, 2001, of which options to purchase 142,000 shares were currently exercisable. In fiscal 2001, there were 24,000 options exercised under the Director Plans at an average exercise price of $4.21.

Unaudited pro forma information regarding net income and earnings per share is required by SFAS 123 for options granted after October 1, 1995 as if the Company had accounted for its stock option grants to employees under the fair value method of SFAS 123. The fair value of the Company's stock option grants to employees was estimated using a Black-Scholes option pricing model.

The following assumptions were employed to estimate the fair value of stock options granted to employees:


                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                     -----------------------------------
                                       1999          2000          2001
                                      -------       -------       -------
Expected dividend yield                   --            --            --
Expected stock price volatility        74.00%        73.00%        76.90%
Risk-free interest rate                 5.84%         5.87%         5.99%
Expected life (years)                      8             8             7

For pro forma purposes, the estimated fair value of the Company's stock options to employees is amortized over the options' vesting period. The Company's pro forma information is as follows:

                                                                        (net income (loss) in thousands)
                                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                               -----------------------------------------------
                                                                    1999            2000            2001
                                                               -------------     -------------   -------------
Weighted average fair value of options granted                 $     19.92       $     21.27      $     10.70
Net income (loss) - as reported                                $   (16,946)      $   103,245      $   (65,251)
Net income (loss) - unaudited pro forma                        $   (20,499)      $    94,634      $   (78,964)
Net income (loss) per share- as reported, diluted              $     (0.36)      $      1.90      $     (1.34)
Net income (loss) per share- unaudited pro forma, diluted      $     (0.44)      $      1.75      $     (1.62)

At September 30, 2001, 13.1 million shares were reserved for issuance and 7.1 million shares were available for grant in connection with the Employee Plans and 944,000 shares were reserved for issuance and 610,000 shares were available for grant in connection with a Director Plan.


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

Detailed information regarding the Company's defined benefit pension is as follows:



                                                                       (in thousands)
                                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                                           ----------------------------------------
                                                             1999            2000            2001
                                                           --------        --------        --------
Change in benefit obligation:
Benefit obligations at beginning of year:                  $ 11,802        $ 11,956        $ 13,763
     Interest cost                                              885           1,008           1,051
Benefit paid                                                   (407)           (497)           (548)
     Actuarial (gain) loss                                     (324)          1,296           1,093
                                                           --------        --------        --------
Benefit obligation at end of year                          $ 11,956        $ 13,763        $ 15,359
                                                           ========        ========        ========

Change in plan assets:
Fair value of plan assets at beginning of year:            $ 10,542        $ 11,201        $ 12,394
     Actual return on plan assets                             1,066             (92)         (2,520)
     Employer contributions                                      --           1,782           1,855
     Benefits paid                                             (407)           (497)           (548)
                                                           --------        --------        --------
Fair value of assets at end of year                        $ 11,201        $ 12,394        $ 11,181
                                                           ========        ========        ========

Reconciliation of funded status:
     Funded status                                         $   (755)       $ (1,369)       $ (4,178)
     Unrecognized actuarial loss                              1,181           3,387           7,832
                                                           --------        --------        --------
          Net amount recognized at year-end                $    426        $  2,018        $  3,654
                                                           ========        ========        ========

Amount recognized in the statement of
 financial position consists of:
     Accrued benefit liability                             $   (755)       $ (1,369)         (4,178)
     Accumulated other comprehensive income/
     Unrecognized net loss                                    1,181           3,387           7,832
                                                           --------        --------        --------
          Net amount recognized at year-end                $    426        $  2,018        $  3,654
                                                           ========        ========        ========

Components of net periodic benefit cost:
     Interest Cost                                         $    885        $  1,008           1,051
     Expected return on plan assets                            (858)           (922)         (1,018)
     Recognized actuarial loss                                   36             104             186
                                                           --------        --------        --------
          Net periodic benefit cost                        $     63        $    190        $    219
                                                           ========        ========        ========

Weighted-average assumptions as of September 30:
     Discount rate                                             7.75%           7.75%           7.25%
     Expected long-term rate of return on plan assets          8.00%           8.00%           8.00%
     Rate of compensaton increase                                 *               *               *

* Not applicable due to the December 31, 1995 benefit freeze.

The Company's foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. The Company believes these plans are substantially fully funded as to vested benefits. On a consolidated basis, pension expense was $1.2 million, $1.3 million and $998 thousand, in fiscal 2001, 2000 and 1999, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 30% to 175% of the employees' contributions. The Company's contributions under this plan totaled $1.9 million,

$2.4 million and $1.7 million in fiscal 2001, 2000 and 1999, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 10:  INCOME TAXES

Income (loss), including minority interest in net income (loss), before income taxes and cumulative effect of a change in accounting principle consisted of the following:


                                        (in thousands)
                                 FISCAL YEAR ENDED SEPTEMBER 30,
                             -----------------------------------------
                               1999            2000            2001
                             ---------       ---------       ---------
United States operation      $ (43,663)      $  76,851       $(116,113)
Foreign operations              18,496          66,543          37,382
                             ---------       ---------       ---------
                             $ (25,167)      $ 143,394       $ (78,731)
                             =========       =========       =========

The provision (benefit) for income taxes included the following:


                              (in thousands)
                    FISCAL YEAR ENDED SEPTEMBER 30,
                  --------------------------------------
                    1999           2000           2001
                  --------       --------       --------
 Current:
     Federal      $ (2,218)      $ 19,988       $  9,017
     State              50            500            300
     Foreign         2,410          4,442          6,596

Deferred:
     Federal        (8,613)        15,219        (37,556)
     Foreign           150             --             --
                  --------       --------       --------
                  $ (8,221)      $ 40,149       $(21,643)
                  ========       ========       ========

The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

                                                                          (in thousands)
                                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                                                   --------------------------------------
                                                                     1999           2000           2001
                                                                   --------       --------       --------
Computed income tax expense (benefit) based on
     U.S. statutory rate                                           $ (8,808)      $ 50,188       $(27,556)

Effect of earnings of foreign subsidiaries
     subject to different tax rates                                     603           (206)         3,263
Benefits from Israeli and Singapore Approved Enterprise Zones        (4,509)       (12,817)        (2,870)
Benefits of net operating loss and tax credit
   carryforwards and change in valuation allowance                    4,200          1,566           (178)
Non-deductible goodwill amortization                                    677            871          3,499
Foreign dividends                                                       150             --          1,137
Write off of In-Process Research and Development                         --             --          3,953
Effect of revisions of  permanent items                                (533)            --         (2,015)
Other, net                                                               (1)           547           (876)
                                                                   --------       --------       --------
                                                                   $ (8,221)      $ 40,149       $(21,643)
                                                                   ========       ========       ========

In fiscal 2001, the Company recorded a cumulative effect of a change in accounting principle associated with the adoption of SAB 101, resulting in a charge to earnings of $8.2 million, net of taxes of $4.4 million.

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $130.0 million at September 30, 2001. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings approximating $73.2 million are not considered to be indefinitely reinvested in foreign operations. Accordingly, as of September 30, 2001, deferred tax liabilities of $16.4 million including withholding taxes have been provided.

Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities as measured by the current tax rates. The net deferred tax balance is composed of the tax effects of cumulative temporary differences, as follows:






                                                 (in thousands)
                                                  SEPTEMBER 30,
                                              -----------------------
                                                2000           2001
                                              --------       --------
Inventory reserves                               2,813          3,962
Warranty accrual                                 1,126            312
Other accruals and reserves                      4,711          9,699
Revenue recognition                                 --          1,309
                                              --------       --------
  Total short-term deferred tax asset         $  8,650       $ 15,282
                                              ========       ========

Intangible assets                             $  1,515       $  2,208
Domestic tax credit carryforwards                6,241          7,019
Foreign tax credit carryforwards                 4,000          4,000
Deferred intercompany profit                       706          1,946
Domestic NOL carryforwards                       1,855         40,184
Foreign NOL carryforwards                        6,869          9,293
                                              --------       --------
                                                21,186         64,650
Valuation allowance                            (12,724)       (20,724)
                                              --------       --------
  Total long-term deferred tax asset          $  8,462       $ 43,926
                                              --------       --------

Repatriation of foreign earnings,
    including foreign withholding taxes       $ 16,414       $ 16,414
Depreciable assets                               2,748          2,738
Intangible assets                                   --         30,798
Prepaid expenses and other                       2,098          2,030
                                              --------       --------
  Total long-term deferred tax liability      $ 21,260       $ 51,980
                                              --------       --------
  Net long-term deferred liability            $ 12,798       $  8,054
                                              ========       ========

Realization of deferred tax assets associated with the net operating loss and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the respective tax jurisdictions. In fiscal 2001, the Company recorded additional deferred tax liabilities in the amount of $26.2 million associated with the acquisition of Cerprobe. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if the Company's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

In addition to the current year federal operating loss of approximately $112 million, which is scheduled to expire in 2021, the company has also generated various state tax loss carryovers totaling approximately $18.7 million. These losses are scheduled to expire in years 2005 through 2020. With regard to the state loss carryovers, the Company can not be assured of realizing the benefit associated with these losses and therefore has established a valuation allowance to reduce such benefit. The Company also has generated losses in certain foreign tax jurisdictions totaling approximately $17 million. Realization of the benefit associated with these foreign loss carryforwards can not be assured and a full valuation allowance has been provided for the portion of these deferred tax assets related to these carryovers.

During the year ended September 30, 2001, the Company through acquisition of Cerprobe, acquired additional federal tax loss carryforwards of approximately $5.5 million which expire in 2020. Additionally, as part of the Cerprobe acquisition, the company acquired approximately $3.9 million in state loss carryforwards. As utilization of these losses is not assured, more likely than not, the company has provided a full valuation allowance on the benefit associated with them. In the event the tax benefits related to these acquired net operating losses are realized, such benefit would reduce the recorded amount of goodwill.

During fiscal 2001, the IRS concluded its audit of the Company's federal income tax returns for the fiscal years ended September 30, 1995, 1996, and 1997. The outcome of these audits did not have a material impact on the Company's financial position, results of operations or cash flows.

The Company paid income taxes of $7.8 million, $6.3 million, and $3.8 million, in fiscal 2001, 2000 and 1999, respectively.

NOTE 11:  SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

The Company operates primarily in four industry segments: equipment, packaging materials, test interconnect solutions and advanced packaging technologies. The equipment business unit designs, manufactures and markets capital equipment and related spare parts for use in the semiconductor assembly process. Equipment also services, maintains, repairs and upgrades assembly equipment. The packaging materials business designs, manufactures and markets consumable packaging materials for use on the equipment the company markets as well as on competitors' equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company's capital equipment. The test interconnect business unit was established in fiscal 2001, following the acquisitions of Cerprobe and Probe Tech. The business provides a broad range of products used to test semiconductors during wafer fabrication and after they have been assembled and packaged. The advanced packaging technology business unit was established in fiscal 1999 to reflect the Company's strategic initiative to develop new technologies for advanced semiconductor packaging. This segment is comprised of FCT and the high density substrate business. The products and services of all segments are, or will be, for sale to semiconductor device manufacturers.

The table below presents information about reported segments:



                                                                     (in thousands)

                                                   PACKAGING      ADVANCED                        CORPORATE,
    FISCAL YEAR ENDED              EQUIPMENT       MATERIALS      PACKAGING       TEST            OTHER AND
    SEPTEMBER 30, 2001              SEGMENT         SEGMENT        SEGMENT        SEGMENT         ELIMINATIONS   CONSOLIDATED
----------------------------       ---------       ---------      ---------       ---------       ---------       ---------
Net revenue                        $ 249,952       $ 150,945      $  37,216       $ 116,890       $      --       $ 555,003
Cost of sales                        166,359         110,570         31,274          84,401              --         392,604
                                   ---------       ---------      ---------       ---------       ---------       ---------
Gross profit                          83,593          40,375          5,942          32,489              --         162,399
Operating costs                      103,386          28,667         25,395          54,169          15,671         227,288
Resizing and asset impairment          2,223           2,421             --             270              52           4,966
Purchased in-process research
  and development                         --              --             --          11,709              --          11,709
                                   ---------       ---------      ---------       ---------       ---------       ---------
Income (loss) from operations      $ (22,016)      $   9,287      $ (19,453)      $ (33,659)      $ (15,723)      $ (81,564)
                                   =========       =========      =========       =========       =========       =========

Segment Assets                     $ 155,220       $  86,113      $  38,260       $ 270,506       $ 214,039       $ 764,138
Captial Expenditures                  24,754           8,028          9,396           6,458              --          48,636
Depreciation expense                  10,760           3,973          8,057           7,302              --          30,092


                                                   PACKAGING      ADVANCED      CORPORATE,
    FISCAL YEAR ENDED              EQUIPMENT       MATERIALS      PACKAGING     OTHER AND
    SEPTEMBER 30, 2000              SEGMENT         SEGMENT        SEGMENT      ELIMINATIONS    CONSOLIDATE
----------------------------       ---------       ---------      ---------     ------------    ------------
Net revenue                        $ 692,062       $ 185,570      $  21,641       $      --       $ 899,273
Cost of sales                        419,732         130,548         22,897              --         573,177
                                    ---------      ---------       ---------       ---------      ---------
Gross profit                         272,330          55,022         (1,256)             --         326,096
Operating costs                      122,792          29,005         19,096          15,421         186,314
Resizing and asset impairment         (2,548)          3,871             --                           1,323
                                    ---------      ---------       ---------       ---------      ---------
Income (loss) from operations      $ 152,086       $  22,146      $ (20,352)      $ (15,421)      $ 138,459
                                   =========       =========      =========       =========       =========

Segment Assets                     $ 258,529       $  97,366      $  44,957       $ 322,000       $ 722,852
Captial Expenditures                  13,830           8,021         16,453              --          38,304
Depreciation expense                   9,923           3,897          6,301              --          20,121

                                                    PACKAGING       ADVANCED      CORPORATE,
    FISCAL YEAR ENDED               EQUIPMENT       MATERIALS      PACKAGING      OTHER AND
    SEPTEMBER 30, 1999              SEGMENT         SEGMENT        SEGMENT       ELIMINATIONS   CONSOLIDATED
                                    ---------      ---------       ---------     -------------  -------------
Net revenue                        $ 269,854       $ 124,450      $   4,613       $      --       $ 398,917
Cost of sales                        188,958          90,326          6,098              --         285,382
                                    ---------      ---------       ---------       ---------       ---------
Gross profit                          80,896          34,124         (1,485)             --         113,535
Operating costs                       86,239          23,500          5,314           8,361         123,414
Resizing and asset impairment          5,918              --             --              --           5,918
Purchased in-process research
  and development                         --              --             --           3,935           3,935
                                    ---------      ---------       ---------       ---------       ---------
Income (loss) from operations      $ (11,261)      $  10,624      $  (6,799)      $ (12,296)      $ (19,732)
                                   =========      =========       =========       =========       =========

Segment Assets                     $ 200,837       $  86,398      $  37,560       $  53,350       $ 378,145
Captial Expenditures                   6,522           2,136          2,233              --          10,891
Depreciation expense                   7,339           3,951          1,814              --          13,104


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

The Company's market for its products is worldwide. The table below presents destination sales to unaffiliated customers and long-lived assets by country:


                                                    (in thousands)
                                             DESTINATION      LONG-LIVED
Fiscal year ended September 30, 2001           Sales         Assets
-----------------------------------           --------      --------
United States                                 $209,273      $445,279
Taiwan                                          66,078         8,221
Singapore                                       59,749        44,561
Malaysia                                        42,656            97
Japan                                           31,810         8,886
Philippines                                     29,613           269
Korea                                           11,041           186
Hong Kong                                       15,690           214
Israel                                           3,504        28,774
All other                                       85,589        13,612
                                              --------      --------
                                              $555,003      $550,099
                                              ========      ========

                                           DESTINATION      LONG-LIVED
Fiscal year ended September 30, 2000          Sales            Assets
-----------------------------------         ---------        ---------
Taiwan                                      $282,395         $  1,316
Philippines                                  102,517              683
Singapore                                     90,438           81,939
United States                                 83,480          242,322
Malaysia                                      78,002              147
Korea                                         74,696              264
Japan                                         58,962           27,834
Hong Kong                                     40,079              691
Israel                                         4,066           31,411
All other                                     84,638           14,245
                                            --------         --------
                                            $899,273         $400,852
                                            ========         ========


                                           DESTINATION      LONG-LIVED
Fiscal year ended September 30, 1999          Sales            Assets
-----------------------------------         ---------        ---------
Taiwan                                       $ 93,317         $    606
United States                                  69,353          230,337
Singapore                                      44,642           48,653
Philippines                                    42,607              656
Malaysia                                       40,172              127
Japan                                          19,262           13,738
Hong Kong                                      19,096            4,875
Israel                                          1,007           20,300
All other                                      69,461            5,503
                                             --------         --------
                                             $398,917         $324,795
                                             ========         ========


Sales to a relatively small number of customers account for a significant percentage of the Company's net sales. In fiscal 2001, no customer accounted for more than 10% of net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15% of the Company's net sales and sales to Amkor Technologies accounted for 10% of the Company's net sales. In fiscal 1999 no customer accounted for more than 10% of total net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

NOTE 12:  OTHER FINANCIAL DATA

The Company recorded other income of $8.0 million in fiscal 2001 as the result of a cash settlement of an insurance claim associated with a fire in our expendable tool facility.

Maintenance and repairs expense totaled $5.6 million, $3.1 million and $2.6 million for fiscal 2001, 2000 and 1999, respectively. Warranty and retrofit expense was $3.5 million, $8.8 million and $4.6 million for fiscal 2001, 2000 and 1999, respectively.

Rent expense for fiscal 2001, 2000 and 1999 was $7.8 million, $3.6 million and $3.2 million, respectively.

A reconciliation of weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:



                                                              (shares in thousands)
                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                      --------------------------------------
                                                       1999           2000           2001
                                                      ------         ------         ------
Weighted average shares outstanding - Basic           46,846         47,932         48,877
Potentially dilutive securities:
    Employee stock options                                 *          2,469              *
    4 3/4% Convertible Subordinated Debt                 N/A          6,095              *
    5 1/4% Convertible Subordinated Debt                 N/A            N/A              *
                                                      ------         ------         ------
Weighted average shares outstanding - Diluted         46,846         56,496         48,877
                                                      ======         ======         ======


The after-tax interest expense recognized by the Company in fiscal 2000 associated with the convertible subordinated notes that was added back to net income in order to compute diluted net income per share was $4.3 million.

       * Due to the Company's net loss for the fiscal years ended September 30, 2001 and September 30, 1999, all potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) was 9,382,000 in fiscal 2001, and the weighted average number of shares for potentially dilutive securities (employee and director stock options) was 666,000 in fiscal 1999.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2012. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows:
$11.2 million in 2002; $9.5 million in 2003; $7.9 million in 2004; $7.3 million in 2005; $5.2 million in 2006 and $14.4 million thereafter.

The Israeli government has continued to fund a portion of the research and development costs related to some of our products. We are contingently liable to repay this funding through royalties to the Israeli government. Royalty payments are due only after sale of the funded products, are computed at varying rates from 2% to 5% of the sales and are limited to the amounts received from the Israeli government. Royalty payments to the Israeli government for the fiscal years ended September 30, 2001, 2000 and 1999 totaled $490 thousand, $9 thousand and $4 thousand, respectively. At September 30, 2001, we estimate that contingent liabilities for royalties related to potential future product sales are approximately $4.6 million.

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

The U.S. Customs Service has conducted an assessment of the Company's compliance with Customs Regulations for the fiscal year ended September 30, 1998 and has concluded that $201 thousand of duty was not paid. They also concluded that for the fiscal years ended September 30, 1996, 1997 and 1999 unpaid duty amounted to $584 thousand. The Company has paid the total assessed duty of $785 thousand and may be assessed a penalty on the unpaid duty. The amount ultimately to be paid is unknown at this time, but could range from 0 to 8 times the assessed duty.

NOTE 14:  SELECTED  QUARTERLY FINANCIAL DATA (UNAUDITED)

Financial information pertaining to quarterly results of operations follows:


                                       (in thousands, except per share amounts)
FISCAL YEAR ENDED SEPTEMBER 30, 2001:

                                                    FIRST (1)         SECOND (1)         THIRD (1)           FOURTH
                                                     QUARTER           QUARTER            QUARTER            QUARTER        TOTAL
                                                   ---------          ---------          ---------          ---------    ---------
Net sales                                          $ 153,429          $ 149,425          $ 134,358          $ 117,791    $ 555,003
Gross profit                                          53,604             42,021             42,010             24,764      162,399

Loss from operations(2)(3)                           (13,639)           (24,558)           (11,654)           (31,713)     (81,564)
Loss before minority interest, cumulative
  effect of change in accounting principle
  and income tax                                     (12,403)           (18,198)           (13,828)           (34,654)     (79,083)
Income tax benefit                                      (162)            (6,418)            (4,691)           (10,372)     (21,643)
Cumulative effect of change in accounting
  principle, net of tax                               (8,163)                                                               (8,163)
Minority interest in net loss                            242                 86                 15                  9          352
                                                   ---------          ---------          ---------          ---------    ---------

Net income                                         $ (20,162)         $ (11,694)         $  (9,122)         $ (24,273)   $ (65,251)
                                                   =========          =========          =========          =========    =========

Net income per share:
  Basic                                            $   (0.41)         $   (0.24)         $   (0.19)         $   (0.50)   $   (1.34)
  Diluted                                          $   (0.41)         $   (0.24)         $   (0.19)         $   (0.50)   $   (1.34)


FISCAL YEAR ENDED SEPTEMBER 30, 2000:

                                         FIRST            SECOND            THIRD          FOURTH
                                        QUARTER           QUARTER          QUARTER         QUARTER          TOTAL
                                        --------         --------         --------         --------         --------
Net sales                               $179,849         $222,153         $268,258         $229,013         $899,273
Gross profit                              59,912           75,600          101,278           89,306          326,096

Income from operations(2)(3)              17,116           29,834           52,348           39,161          138,459
Income before minority interest
  and income taxes                        17,346           30,417           52,628           41,566          141,957
Income tax expense                         4,978            8,564           14,858           11,749           40,149
Minority interest in net loss                433              169              437              398            1,437
                                        --------         --------         --------         --------         --------
Net income                              $ 12,801         $ 22,022         $ 38,207         $ 30,215         $103,245
                                        ========         ========         ========         ========         ========
Net income per share:
  Basic                                 $   0.27         $   0.47         $   0.79         $   0.62         $   2.15
  Diluted                               $   0.26         $   0.40         $   0.67         $   0.54         $   1.90


(1) Restated to give effect to the adoption of SAB 101.

(2) Represents net sales less costs and expenses but before net interest expense, equity in loss of joint ventures and other expense.

(3) Results for fiscal 2001 include the resizing charges recorded in the second and fourth quarter of $1.7 million and $2.5 million, respectively, established for the termination of 511 employees and the closure of a wire facility. Results for the fourth quarter of fiscal 2000 include the benefit from the reversal of $2.5 million of the severance reserve established in fiscal 1999 for the termination of employees in the United States as a result of the move of the manufacturing of the Company's automatic ball bonders to Singapore and a charge of $3.9 million for the write-off of the Company's investment in Advanced Polymer Solutions, LLC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE  OFFICERS  OF THE REGISTRANT.

Information required hereunder with respect to the directors will appear under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 2002 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 401(b) of Regulation S-K appears at the end of
Part I, Item 1 of this report under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 2002 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required hereunder will appear under the heading "ELECTION OF DIRECTORS" in the Company's Proxy Statement for the 2002 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required hereunder will appear under the heading "ADDITIONAL INFORMATION" in the Company's Proxy Statement for the 2002 Annual Meeting, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements - Kulicke and Soffa Industries, Inc.:
                    Report of Independent Accountants                                          35
                    Consolidated Balance Sheets at September 30, 2001 and 2000                 36
                    Consolidated Statements of Operations for the fiscal years
                        ended September 30, 2001, 2000 and 1999                                37
                    Consolidated Statements of Cash Flows for the fiscal years
                        ended September 30, 2001, 2000 and 1999                                38
                    Consolidated Statements of Changes in Shareholders' Equity
                        for the fiscal years ended September 30, 2001, 2000 and 1999           39
                    Notes to Consolidated Financial Statements                              40-61

      (2)  Financial Statement Schedules:

           II - Valuation and Qualifying Accounts                                             67

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3)  Exhibits:

EXHIBIT
NUMBER                                ITEM
--------------------------------------------------------------------------------
2(i)       Agreement and Plan of Merger, dated as of October 11, 2000, by and among Kulicke and Soffa Industries, Inc., Cardinal Merger Sub.,Inc.
           and Cerprobe Corporation is incorporated herein by reference from
           Exhibit D(1) to the Company's Form TO filed on October 25, 2000.

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

3(i)       The Company's Form of Amended and Restated Articles of Incorporation
           July 5, 2000, filed as Exhibit 3(i), to the Company's Registration
           Statement, as amended, filed October 2, 2001, are incorporated herein by reference.

3(ii)      The Company's By-Laws, as amended through June 26, 1990, filed as
           Exhibit 2.2 to the Company's Form 8-A12G dated September 8, 1995, SEC file No. 000-00121, is incorporated herein by reference.

4(i)       Indenture dated as of December 13, 1999 between the Company and Chase
           Manhattan Trust Company, National Association, as Trustee, filed as
           Exhibit 4.1 to the Company's Form 8-K dated December 13, 1999, is incorporated herein by reference.

4(ii) Registration Rights Agreement dated as of December 13, 1999 between the Company and Morgan Stanley & Co. Incorporated, filed as Exhibit
           4.2 to the Company's Form 8-K dated December 13, 1999, is incorporated herein by reference.

4(iii)     Indenture dated as of August 15, 2001 between the Company and Chase
           Manhattan Trust Company, National Association, as Trustee, filed as
           Exhibit 4.1 to the Company's Form 8-K dated August 24, 2001, is incorporated herein by reference.

4(iv)      Registration Rights Agreement dated as of August 15, 2001 between the
           Company and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company's Form 8-K dated August 24, 2001, is incorporated herein by reference.

10(i)      Form of Termination of Employment Agreement signed by Mr. Kulicke
           (Section 2(a) - 30 months), and Messrs. Perchick, Sprague, Jacobi,
           Lendner, Leonhardt, May, Salmons, Sawachi, Spooner, Wolf, Belani,
           Chylak, Cristallo, Greenberger, Oscilowski, Torton, Amweg, Camarda,
           Hartigan, Kish, Mak, Marrs, Rheault and Strittmatter (Section 2(a) -
           18 months), filed as Exhibit 10(vii) to the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 2000, is incorporated herein by reference.*

10(ii)     The Company's 1994 Employee Incentive Stock Option and Non-Qualified
           Stock Option Plan (as amended and restated effective October 8,
           1996), filed as Exhibit 10(viii) to the Company's Annual Report on
           Form 10-K for the year ended September 30, 1996, SEC file No.
           000-00121, is incorporated herein by reference.*

10(iii)    The Company's 1997 Non-Qualified Stock Option Plan for Non-Employee
           Directors (as amended and restated effective February 9, 1999), filed as Exhibit 10(viii) to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.*

10(iv)     The Company's Executive Incentive Compensation Plan, As Amended
           Through October 14, 1997, filed as Exhibit 10(ix) to the Company's
           Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.*

10(v)      Gold Supply Agreement, as amended October 2, 1995 between American
           Fine Wire Corporation, et al, and Rothschild Australia Limited, filed as Exhibit 10.1 to the Company's Form 8-K dated September 14, 1995 as amended by Form 8-K/A on October 26, 1995, SEC file No. 000-00121, is incorporated herein by reference.

10(vi) The Company's Executive Deferred Compensation Plan (As Amended and restated Effective October 1, 1999), as Exhibit 10(xiv) to the
           Company's Annual Report on Form 10-K for the year ended September 30,
           1999, is incorporated herein by reference.*

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

10(ix)     The Company's 1998 Employee Incentive Stock Option and Non-Qualified
           Stock Option Plan filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by reference.*

10(x) Amendment No. 1 to the Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, filed as Exhibit 10(xiii) to the
           Company's Annual Report on Form 10-K for the year ended September 30,
           1999, is incorporated by reference.*

10(xi) Amendment No. 1 to the Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), as Exhibit 10(xix) to the Company's
           Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10(xii) Amendment No. 1 to the Company's 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), as Exhibit 10(xx) to the Company's Annual
           Report on Form 10-K for the year ended September 30, 1999 is incorporated by reference.*

10(xiii) Amendment No. 2 to the Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated by reference.*

10(xiv) Amendment No. 2 to the Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan , filed as Exhibit 10(b) to the
           Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated by reference.*

10(xv) Receivables purchase agreement among KSI Funding Corporation, Kulicke and Soffa Industries, Inc., Market Street Funding Corporation, and
           PNC Bank, National Association dated April 17, 2001, as filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10Q for the quarterly period ended June 30, 2001, is incorporated herein by reference.

10(xvi)    Purchase and sale agreement between American Fine Wire Corporation,
           Cerprobe Corporation, Kulicke and Soffa Industries, Inc., Probe
           Technology Corporation and Semitec, as the Originators, and KSI
           Funding Corporation, dated April 17, 2001, as filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarterly period ended June 30, 2001, is incorporated herein by reference.

10(xvii)   The Company's 2001 Employee Incentive Stock Option and Non-Qualified
           Stock Option Plan, as filed as Appendix A to the Company's Proxy
           Statement dated January 8, 2001, is incorporated herein by reference.*

10(xviii)  Amendment No. 3 to the Company's 1994 Employee Incentive Stock Option
           and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).*

10(xix) Amendment No. 4 to the Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).*

10(xx) Amendment No. 5 to the Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).*

10(xxi) Amendment No. 3 to the Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan.*

10(xxii) Amendment No. 4 to the Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan.*

10(xxiii)  Amendment No. 5 to the Company's 1998 Employee Incentive Stock Option
           and Non-Qualified Stock Option Plan.*

10(xxiv) Amendment No. 1 to the Company's 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan.*

10(xxv) Amendment No. 2 to the Company's 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan.*

10(xxvi)   Amendment No. 1 to the Company's Executive Deferred Compensation Plan
           (as amended and restated effective October 1, 1999).*

10(xxvii)  Amendment No. 2 to the Company's Executive Deferred Compensation Plan
           (as amended and restated effective October 1, 1999).*

21         Subsidiaries of the Company.

23         Consent of PricewaterhouseCoopers LLP (Independent Accountants).

*          Indicates a Management Contract or Compensatory Plan.

(b)        Reports on Form 8-K:

The Company filed a Form 8-K on August 9, 2001 making an Item 5 disclosure announcing its intention, subject to market and other conditions, to raise approximately $100 million (excluding proceeds of the over-allotment option, if any) through a private placement of convertible subordinated notes due 2006 to certain qualified institutional investors. A copy of the press release was filed as Exhibit 99 and incorporated in this report by reference.

The Company filed a Form 8-K on August 10, 2001 making an Item 5 disclosure announcing the private placement of $125 million of 5-1/4% Convertible Subordinated Notes due 2006 through Rule 144A to qualified institutional investors. A copy of the press release was filed as Exhibit 99.1 and incorporated in this report by reference.

The Company filed a Form 8-K on August 24, 2001 making an Item 5 disclosure announcing the private placement of $125 million of 5-1/4% Convertible Subordinated Notes due 2006 through Rule 144A to qualified institutional investors. Also on the Form 8-K was an Item 7 disclosure of the Indenture dated as of August 15, 2001 between the Company and Chase Manhattan Trust Company, National Association, as Trustee and a copy of the Registration Rights Agreement dated as of August 15, 2001 between the Company as Issuer and Morgan Stanley & Co. Incorporated as Initial Purchaser.

                       KULICKE AND SOFFA INDUSTRIES, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                              BALANCE        CHARGED TO         OTHER                           BALANCE
                                           AT BEGINNING      COSTS AND        ADDITIONS       DEDUCTIONS        AT END
                                             OF PERIOD       EXPENSES         (DESCRIBE)      (DESCRIBE)       OF PERIOD
                                           -------------    ------------     ------------    -------------    ------------
Year ended September 30, 1999
------------------------------------
Allowance for doubtful accounts                $ 1,677         $   812         $    --         $ 762 (1)       $ 1,727
                                               =======         =======          =======         =======         =======

Inventory reserve                              $15,658         $ 1,200         $    --         $ 1,930(2)      $14,928
                                               =======         =======          =======         =======         =======

Valuation allowance for deferred taxes         $ 7,091         $ 5,124(3)      $    --         $    --         $12,215
                                               =======         =======          =======         =======         =======


YEAR ENDED SEPTEMBER 30, 2000
------------------------------------

Allowance for doubtful accounts                $ 1,727         $ 2,758            $    --         $   130(1)      $ 4,355
                                               =======         =======            =======         =======         =======

Inventory reserve                              $14,928         $ 6,978            $    --         $ 5,665(2)      $16,241
                                               =======         =======            =======         =======         =======

Valuation allowance for deferred taxes         $12,215         $   509(3)         $    --         $    --         $12,724
                                               =======         =======            =======         =======         =======

YEAR ENDED SEPTEMBER 30, 2001
------------------------------------
Allowance for doubtful accounts                $ 4,355         $ 1,406        $   816(4)     $   335(1)    $ 6,242
                                               =======         =======        =======        =======       =======

Inventory reserve                              $16,241         $18,095        $ 1,003(4)     $ 6,230(2)    $29,109
                                               =======         =======        =======        =======       =======

Valuation allowance for deferred taxes         $12,724         $ 7,926(5)     $ 1,929(4)     $ 1,855(6)    $20,724
                                               =======         =======        =======        =======       =======


(1)  Bad debts written off.

(2)  Disposal of excess and obsolete inventory.

(3) Reflects the increase in the valuation allowance associated with net operating losses of the Company's Japanese subsidiary plus an increase in the valuation allowance related to U.S. tax credits.

(4)  Reflects adjustment for reserves acquired.

(5) Reflects the increase in the valuation allowance associated with net operating losses of certain of the Company's subsidiaries.

(6) Reversal of valuation allowance provided for a domestic subsidiary of the Company.

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

                                                     Dated: December 21, 2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                                       Title                            Date
  ---------                                       -----                            ----
 /s/  C. SCOTT KULICKE
----------------------------------
      C. Scott Kulicke                     Chairman of the Board              December 21, 2001
     (Principal Executive Officer)         and Director


 /s/ CLIFFORD G. SPRAGUE
----------------------------------
     Clifford G. Sprague                   Senior Vice President              December 21, 2001
     (Principal Financial                  and Chief Financial
      and Accounting Officer               Officer


 /s/ PHILIP V. GERDINE
----------------------------------
      Philip V. Gerdine                    Director                           December 21, 2001


 /s/ JOHN A. O'STEEN
----------------------------------
     John A. O'Steen                       Director                            December 21, 2001


 /s/ ALLISON F. PAGE
----------------------------------
     Allison F. Page                       Director                           December 21, 2001


 /s/ MACDONELL ROEHM, JR.
---------------------------------
     MacDonell Roehm, Jr.                  Director                           December 21, 2001


 /s/ LARRY D. STRIPLIN, JR.
----------------------------------
     Larry D. Striplin, Jr .               Director                           December 21, 2001


 /s/ C. WILLIAM ZADEL
----------------------------------
     C. William Zadel                      Director                           December 21, 2001

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                                                      ITEM

10(xviii)  Amendment No. 3 to the Company's 1994 Employee Incentive Stock Option
           and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).

10(xix) Amendment No. 4 to the Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).

10(xx) Amendment No. 5 to the Company's 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996).

10(xxi) Amendment No. 3 to the Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan.

10(xxii) Amendment No. 4 to the Company's 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan.

10(xxiii)  Amendment No. 5 to the Company's 1998 Employee Incentive Stock Option
           and Non-Qualified Stock Option Plan.

10(xxiv) Amendment No. 1 to the Company's 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan.

10(xxv) Amendment No. 2 to the Company's 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan.

10(xxvi) Amendment No. 1 to the Company's Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999).

10(xxvii)  Amendment No. 2 to the Company's Executive Deferred Compensation Plan
           (as amended and restated effective October 1, 1999).

21         Subsidiaries of the Company.

23         Consent of PricewaterhouseCoopers LLP (Independent Accountants)