Form 10-Q
period 2001-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2002-02-13
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to     .

Commission File No. 0-121

KULICKE AND SOFFA INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation)	23-1498399 (IRS Employer Identification No.)

2101 BLAIR MILL ROAD, WILLOW GROVE, PENNSYLVANIA (Address of principal executive offices)	19090 (Zip Code)

(215) 784-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of January 31, 2002, there were 49,147,197 shares of the Registrant’s Common Stock, Without Par Value outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10-Q

DECEMBER 31, 2001

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30, 2001	(unaudited) December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,036	$140,239
Short-term investments	47,892	50,595
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/01-$6,242; 12/31/01-$6,203)	79,305	69,249
Inventories, net	74,364	70,528
Prepaid expenses and other current assets	9,013	11,975
Deferred income taxes	15,282	16,920

TOTAL CURRENT ASSETS	380,892	359,506
Property, plant and equipment, net	127,952	120,234
Intangible assets, (net of accumulated amortization: 9/30/01-$9,416; 12/31/01-$11,897)	103,525	83,863
Goodwill	150,474	167,655
Other assets	14,583	14,299

TOTAL ASSETS	$777,426	$745,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$753	$749
Accounts payable	51,420	51,982
Accrued expenses	48,965	42,498
Income taxes payable	14,399	13,817

TOTAL CURRENT LIABILITIES	115,537	109,046
Long term debt	301,511	301,256
Other liabilities	13,736	14,234
Deferred taxes	8,054	519
Minority interest	41	35

TOTAL LIABILITIES	438,879	425,090

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:
Common stock, without par value	193,058	194,097
Retained earnings	155,012	137,559
Accumulated other comprehensive loss	(9,523)	(11,189)

TOTAL SHAREHOLDERS’ EQUITY	338,547	320,467

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$777,426	$745,557

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended December 31,
	2000	2001
Net sales	$153,429	$103,155
Cost of goods sold	99,825	77,768

Gross profit	53,604	25,387

Selling, general and administrative	35,340	31,514
Research and development, net	17,593	12,924
Amortization of goodwill and intangibles	2,601	2,481
Purchased in-process research and development	11,709	—

Loss from operations	(13,639)	(21,532)
Interest income	3,900	1,442
Interest expense	(2,664)	(4,850)

Loss before income taxes, minority interest and cumulative of change in accounting principle	(12,403)	(24,940)
Benefit for income taxes	(162)	(7,481)

Loss before minority interest and cumulative effect of change in accounting principle	(12,241)	(17,459)
Cumulative effect of change in accounting principle, net of tax of $4,395	(8,163)	—
Minority interest in net loss of subsidiary	242	6

Net loss	$(20,162)	$(17,453)

Net loss excluding cumulative effect of change in accounting principle per share:
Basic	$(0.24)	$(0.36)
Diluted	$(0.24)	$(0.36)
Cumulative effect of change in accounting principle, net of tax per share:
Basic	$(0.17)	$—
Diluted	$(0.17)	$—
Net loss per share:
Basic	$(0.41)	$(0.36)
Diluted	$(0.41)	$(0.36)
Weighted average shares outstanding:
Basic	48,748	49,055
Diluted	48,748	49,055

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended December 31,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,162)	$(17,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,703	10,760
Purchased in-process research and development	11,709	—
Minority interest in net loss of subsidiary	(242)	(6)
Deferred taxes	(405)	(9,173)
Changes in components of working capital, net of acquired companies	51,509	5,575
Other, net	(3,125)	(1,198)

Net cash provided by (used in) operating activities	48,987	(11,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of investments classified as available for sale	67,323	(2,703)
Purchases of property, plant and equipment	(23,936)	(1,042)
Purchase of Cerprobe Corp., net of cash	(216,409)	—
Purchase of Probe Technology Corp., net of cash	(62,512)	—
Proceeds from sale of fixed assets	—	181

Net cash used in investing activities	(235,534)	(3,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	58,000	—
Proceeds from issuance of common stock	122	521
Payments on borrowings	(1,210)	(259)

Net cash provided by financing activities	56,912	262

Changes in cash and cash equivalents	(129,635)	(14,797)
Cash and cash equivalents at beginning of period	211,489	155,036

Cash and cash equivalents at end of period	$81,854	$140,239

CASH PAID DURING THE PERIOD FOR:
Interest	$4,364	$4,436
Income Taxes	$499	$1,804

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share and employee data)
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at December 31, 2001, and the results of its operations for the three month periods ended December 31, 2000 and 2001 and its cash flows for the three month periods ended December 31, 2000 and 2001. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended September 30, 2001.

NOTE 2—ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that will be classified as goodwill and those with indefinite lives will no longer be amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually.

The Company is in the process of completing the required transitional impairment testing of intangible assets, and based upon preliminary analyses, the Company does not expect to record an impairment charge as a result of adoption of this standard. The Company has reviewed its business and determined that there are five reporting units which will be reviewed for impairment in accordance with the standard – the reporting units are included within three of the Company’s business segments, the packaging materials segment, the advanced packaging technology segment and the test segment. Included within the packaging materials segment are two reporting units, the bonding wire and saw blade businesses, and included in the advanced packaging technology segment are two reporting units, the substrate and flip chip businesses. The test segment is the Company’s final reporting unit.

The following table outlines the components of goodwill and intangible assets by business segment at December 31, 2001 after adoption of the standard:

	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Total
	(in thousands)
Goodwill	$31,980	$5,570	$130,105	$167,655
Intangible Assets
Customer accounts			36,647	36,647
Complete technology		1,551	45,665	47,216

Intangible assets, net of amortization	—	1,551	82,312	83,863

Balance, December 31, 2001	$31,980	$7,121	$212,417	$251,518

Upon adoption of the standard, the Company reclassified $17.2 million of intangibles relating to an acquired workforce in the test segment into goodwill. During the quarter ended December 31, 2001, other than the adoption reclassification above, there were no changes in the carrying value of goodwill.

The gross carrying amount and accumulated amortization of the intangible assets at December 31, 2001 are as follows:

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total Net Book Value
	(in thousands)
Customer Accounts	$41,100	$4,453	$36,647
Acquired Technology	54,660	7,444	47,216

Total	$95,760	$11,897	$83,863

The aggregate amortization expense related to these intangible assets for the three months ended December 31, 2001 was $2.5 million ($.9 million for the three months ended December 31, 2000, assuming adoption of SFAS 142 at the beginning of fiscal 2001). The aggregate amortization expense for the fiscal years ending September 30 is estimated to be as follows: $9.9 million in fiscal 2002 and 2003, $9.6 million in fiscal 2004 and $9.2 million in fiscal 2005 and 2006.

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	Three Months Ended
	December 31, 2000	December 31, 2001
	(in thousands, except per share data)
Reported net loss, before adoption of SFAS 142	$(20,162)	$(17,453)
Addback:
Goodwill amortization, net of tax of $555 thousand	1,103	—

Pro forma net loss	$(19,059)	$(17,453)

Net loss per share, as reported
Basic	$(0.41)	$(0.36)
Diluted	$(0.41)	$(0.36)
Goodwill amortization, net of tax per share
Basic	$0.02	$—
Diluted	$0.02	$—
Pro forma net loss per share
Basic	$(0.39)	$(0.36)
Diluted	$(0.39)	$(0.36)

The Company’s annual earnings per share is expected to increase by approximately $.35 per share as a result of the adoption of this standard.

NOTE 3—INVENTORIES

Inventories consist of the following:

	September 30, 2001	December 31, 2001
	(in thousands)
Raw materials and supplies	$60,870	$59,561
Work in process	21,185	16,481
Finished goods	21,418	23,931

	103,473	99,973
Inventory reserves	(29,109)	(29,445)

	$74,364	$70,528

NOTE 4—EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of employee stock options and the conversion of the convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share if convertible securities are assumed to be converted to common shares the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three months ended December 31, 2000 and 2001, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect on net loss per share.

Due to the Company’s net loss for the three months ended December 31, 2000 and 2001, potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) was 8,427,000 and 15,389,000 at December 31, 2000 and 2001, respectively.

NOTE 5—ACQUISITIONS

In fiscal 2001, the Company completed the acquisitions of Cerprobe Corporation and Probe Technology Corporation. The businesses of Cerprobe and Probe Tech have been combined to form the Test Division. Refer to Note 2 of the Company’s Form 10-K for the year ended September 30, 2001 for a description of the businesses acquired and the allocation of the purchase price.

NOTE 6—RESIZING

In fiscal 2001 the Company announced resizing plans in the second and fourth quarters. The charges in fiscal 2001 included the elimination of a total of 511 positions, of which 55 remained to be terminated at September 30, 2001. As of December 31, 2001, 54 positions remain to be terminated in the second and third quarter of fiscal 2002 in accordance with the plans. The severance accrual will be paid out during the remainder of fiscal 2002, and the commitments will be substantially completed in fiscal 2002 but will continue into future years as a result of the contractual agreements.

The table below details the spending and activity related to these programs.

	Severance	Commitments	Total
	(in thousands)
Balance, September 30, 2001	$2,149	$1,189	$3,338
Spending under programs	(495)	(262)	(757)

Balance, December 31, 2001	$1,654	$927	$2,581

NOTE 7—COMPREHENSIVE LOSS

For the three months ended December 31, 2001 and 2000, the components of total comprehensive loss are as follows:

	Three months ended December 31,
	2000	2001
	(in thousands)
Net Loss	$(20,162)	$(17,453)

Foreign currency translation adjustment	(1,067)	(1,589)
Unrealized loss on investments, net of taxes	(5)	(77)

Other comprehensive loss	(1,072)	(1,666)

Comprehensive loss	$(21,234)	$(19,119)

NOTE 8—OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the three month periods ended December 31, 2001 and 2000 were as follows:

	(in thousands)
Three months ended December 31, 2001:	Equipment Segment	Packaging Materials Segment	Advanced Packaging Technology Segment	Test (1) Segment	Corporate	Total
Net sales	$35,684	$34,115	$6,540	$26,816	$—	$103,155
Cost of goods sold	26,603	26,220	6,557	18,388	—	77,768

Gross profit	9,081	7,895	(17)	8,428	—	25,387
Operating costs	19,458	6,236	5,575	12,206	3,444	46,919

Income (loss) from operations	$(10,377)	$1,659	$(5,592)	$(3,778)	$(3,444)	$(21,532)

Segment assets at December 31, 2001	$144,575	$83,840	$34,904	$265,551	$216,687	$745,557

Three months ended December 31, 2000: (2)	Equipment Segment	Packaging Materials Segment	Advanced Packaging Technology Segment	Test (1) Segment	Corporate	Total
Net sales	$82,642	$48,207	$8,281	$14,299	$—	$153,429
Cost of goods sold	46,521	34,491	8,028	10,785	—	99,825

Gross profit	36,121	13,716	253	3,514	—	53,604
Operating costs	31,511	8,256	6,499	5,653	3,615	55,534
Purchased in-process research and development	—	—	—	11,709	—	11,709

Income (loss) from operations	$4,610	$5,460	$(6,246)	$(13,848)	$(3,615)	$(13,639)

Segment assets at December 31, 2000	$219,025	$101,939	$50,280	$314,894	$130,312	$816,450

(1)
Comprised of the activities of Cerprobe Corporation and Probe Technology Corporation. The Company completed its acquisition of Cerprobe in November 2000 and Probe Technology in December 2000. The results of both companies, from the date of acquisition through December 31, 2000 are included in loss from operations for the quarter ended December 31, 2000 but are not included in the operating results of the Company for any period preceding their respective dates of acquisition.

(2)	Restated for the adoption of SAB 101.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

•	The projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials and test interconnect solutions;
•	the anticipated development, production and licensing of our advanced packaging technology;
•	the projected continuing demand for wire bonders; and
•	the anticipated growing importance of the flip chip assembly process in high-end market segments.

Generally words such as “may,” “will,” “should,” “could,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” and “believe,” or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 3 to 10 of this Form 10-Q for a full understanding of our financial position and results of operations for the three month period ended December 31, 2001.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and test interconnect solutions and provide flip chip bumping services for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment, license our flip chip bumping process technology and are developing high density interconnect substrates. We sell our products to semiconductor device manufacturers and contract manufacturers, which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 62% of net sales for fiscal 2001 and 67% for the quarter ended December 31, 2001, and are expected to continue to represent a substantial portion of our future revenues. To support our international sales, we currently have significant manufacturing operations in the United States, Israel and Singapore, sales facilities in the United States, France, Germany, Hong Kong, Japan, Korea, Malaysia, the Philippines, Scotland, Singapore, Taiwan and Thailand, and applications labs in Japan, Singapore and Taiwan.

Due to a weak economy and a worldwide decline in demand for semiconductors, the semiconductor industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment. As a result, our net sales for the first quarter of fiscal 2002 were significantly below the sales reported for the same period in fiscal 2001. Our backlog of customer orders at December 31, 2001 was $44.0 million, as compared to $49.0 million at September 30, 2001. The current downturn in the semiconductor industry is expected to continue to negatively impact our business throughout fiscal 2002.

In February 2002, we announced a series of organizational and operational changes designed to reduce costs and enhance efficiencies. We have implemented a functional organizational structure with certain disciplines combined across product lines. This replaces our traditional product-focused organization and will allow better integration of our various product offerings. Excluded from this new functional organizational structure are the flip chip and substrate divisions that will continue to operate as separate business units within the advanced packaging technology segment. An immediate result of this change is a reduction in work force due to redundancies created by combining like functions from different business units. We expect this will result in the elimination of approximately 200 positions throughout all levels of our organization. This functional realignment supports a parallel decision to establish a supply chain in China for our equipment products and to shift a portion of our manufacturing of capillaries, saw blades and selected test products to a facility outside of Shanghai, China. In addition, machine integration for the microelectronics products will be moved to our equipment manufacturing facility in Singapore. The transfer of microelectronics to Singapore will begin later this year; the China facility is expected to be operational by late 2003. We expect to record a resizing charge associated with these changes in the second quarter of fiscal 2002.

Our business is currently divided into four segments:

•	Equipment

We design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold, aluminum or copper, between the bonding pads on the die and the leads on the IC package to which the die has been bonded. We are the world’s largest manufacturer of wire bonders, according to VLSI Research, Inc. In fiscal 2001, we began selling the Models 8028-S and 8028-PPS automatic ball bonders which, with their improved technical performance and productivity, accounted for the majority of ball bonders we sold in fiscal 2001. In fiscal 2001, we also introduced the Maxµm, our latest generation IC ball bonder, which offers up to 20% more productivity than the Model 8028-PPS ball. The Maxµm has been tested and qualified by several of our customers and will be available for shipment in the latter part of fiscal 2002.

•	Packaging Materials

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

•	Test Interconnect

Our test interconnect solutions provide a broad range of fixtures used to temporarily connect automatic test equipment to the semiconductor device under test during wafer fabrication (wafer probing) and after they have been assembled and packaged (package or final testing). Our products include probe cards, automatic test equipment (ATE) interface assemblies, ATE test boards, and test socket/contactors. Most of the test interconnect products we offer are custom designed or customized for a specific semiconductor or application.

•	Advanced Packaging Technology

This business segment reflects the operating results of our strategic initiative to develop new technologies for advanced semiconductor packaging. It is comprised of our Flip Chip business unit and our high-density substrate business unit.

Through our Flip Chip business unit we license flip chip technology and provide wafer bumping services and market a wafer level chip scale package named “UltraCSP”.

We established our substrate business unit to develop, manufacture and market high density interconnect substrates using either flip chip or advanced wire bonding interconnection schemes. We purchased advanced substrate technology for $8.0 million in fiscal 1999 and operate a research/manufacturing facility in Milpitas, California to fully develop and market the technology.

Neither our Flip Chip nor our substrate business units have been profitable to date and we do not expect them to be profitable in fiscal 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles.We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition.    We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective October 1, 2000, based upon guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied any equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables.

Generally accepted accounting principles require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which are the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require judgements and estimates:

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are also subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectability of certain receivables. If economic or political conditions were to change in the countries were we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable. Our average write-off of bad debts over the past five fiscal years has been less than .1% of net sales.

Inventory Reserves.    We generally provide reserves for equipment inventory considered to be in excess of 6 months of forecasted future demand and we provide reserves for spare part and consumable inventories considered to be in excess of 18 months of forecasted future demand. If required, we reduce the carrying value of our inventory to the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required.

Valuation of Long-lived Assets.    Our long-lived assets include property, plant and equipment, goodwill and intangible assets. Long-lived assets are depreciated over the estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying amount of these assets may not be recoverable. The fair value of our goodwill and intangible assets is based upon our estimates of future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge in accordance with SFAS 142.

Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended December 31, 2001 we reported bookings of $99.0 million, compared to $83.0 million for the quarter ended September 30, 2001 and $115.0 million recorded for the quarter ended December 31, 2000. At December 31, 2001, we had a backlog of customer orders totaling $44.0 million, as compared to $49.0 million at September 30, 2001 and $153.0 million at December 31, 2000. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, our backlog as of any date may not be indicative of sales for any succeeding period.

Sales

Net sales for the three months ended December 31, 2001 were $103.1 million, a decline of 32.8% from the same period in the prior year, primarily reflecting the continuing weakness in the semiconductor industry. The decline in sales reflects a decline of $47.0 million or 56.8% in the equipment segment, principally due to decreased unit sales and lower average selling prices of automatic ball bonders. The lower average selling price of our automatic ball bonders was due to competitive pressure and our decision to lower prices to reduce our inventory levels. Sales in the packaging materials segment declined $14.1 million or 29.2% from the prior year, due to weakness in demand for bonding wire and capillaries as compared with the prior year. Sales in the advanced packaging segment declined slightly, due to lower bumping service revenue at Flip Chip. Sales in the test segment increased $12.5 million or 87.5% principally due to the impact of sales for the full quarter in fiscal 2002, compared with sales for only one month in fiscal 2001.

For the three months ended December 31, 2000 and 2001, the breakdown of shipments to major geographic regions is as follows:

	Three months ended December 31,
	2000	2001
North America	36.5%	34.6%
Asia Pacific	50.9%	36.1%
Taiwan	8.1%	23.5%
Europe	4.5%	5.8%

	100.0%	100.0%

Gross Profit

Gross profit decreased to $25.4 million for the quarter ended December 31, 2001 from $53.6 million for the comparable period in the prior year. The decline in gross profit was due primarily to the lower unit sales and the average selling price of automatic ball bonders in the equipment segment, resulting in a decline of 74.9% for the segment. Gross margin (gross profit as a percentage of sales) was 24.6% for the current quarter, as compared to 34.9% for the same period in the prior year.The decline in gross margin was due principally to lower average selling prices for automatic ball bonders and the overall lower volume of sales, which created inefficient factory utilization by allocating fixed factory costs over fewer units in production.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased $3.8 million or 10.8% for the three months ended December 31, 2001 from the comparable period in the prior year. The lower SG&A expenses resulted from cost saving initiatives which began in fiscal 2001, principally reductions in headcount and salary reductions, offset by expenses of the test segment for the full quarter in fiscal 2002 as compared to only one month in fiscal 2001.

Research and Development

Net research and development (“R&D”) expense for the three months ended December 31, 2001 decreased $4.7 million to $12.9 million from $17.6 million in the comparable period of the prior year, reflecting a 42% reduction in spending in our equipment segment. The lower R&D spending was primarily due to a shift in certain engineering functions to lower cost foreign subsidiaries, and the ‘push-out’ of certain future product development initiatives.

Resizing Costs

In fiscal 2001, we announced resizing plans in the second and fourth quarters. The charges in fiscal 2001 included the elimination of a total of 511 positions, of which 55 remained to be terminated at September 30, 2001. As of December 31, 2001, 54 positions remain to be terminated in the second and third quarter of fiscal 2002 in accordance with the plans. The severance accrual will be paid out during the remainder of fiscal 2002, and the commitments will be substantially completed in fiscal 2002 but will continue into future years as a result of the contractual agreements. The table below details the spending and activity related to these programs.

	Severance	Commitments	Total
	(in thousands)
Balance, September 30, 2001	$2,149	$1,189	$3,338
Spending under programs	(495)	(262)	(757)

Balance, December 31, 2001	$1,654	$927	$2,581

Amortization of Goodwill and Intangibles

Effective October 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that will be classified as goodwill and those with indefinite lives will no longer be amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually.

We are in the process of completing the required transitional impairment testing of intangible assets, and based upon preliminary analyses, we do not expect to record an impairment charge as a result of adoption of this standard. We have reviewed our business and determined that there are five reporting units which will be reviewed for impairment in accordance with the standard—the reporting units are included within three of the our business segments, the packaging materials segment, the advanced packaging technology segment and the test segment. Included within the packaging materials segment are two reporting units, our bonding wire and saw blade businesses, and included in the advanced packaging technology segment are two reporting units, the substrate and flip chip businesses. The test segment is our final reporting unit.

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	Three Months Ended
	December 31, 2000	December 31, 2001
	(in thousands, except per share data)
Reported net loss, before adoption of SFAS 142	$(20,162)	$(17,453)
Addback:
Goodwill amortization, net of tax of $555 thousand	1,103	—

Pro forma net loss	$(19,059)	$(17,453)

Net loss per share, as reported
Basic	$(0.41)	$(0.36)
Diluted	$(0.41)	$(0.36)
Goodwill amortization, net of tax per share
Basic	$0.02	$—
Diluted	$0.02	$—
Pro forma net loss per share
Basic	$(0.39)	$(0.36)
Diluted	$(0.39)	$(0.36)

Our annual earnings per share is expected to increase by approximately $.35 per share as a result of the adoption of this standard.

Purchased in-process Research and Development

In the first quarter of fiscal 2001 we recorded a charge of $11.7 million for in-process research and development associated with the acquisitions of Cerprobe and Probe Tech, representing the appraised value for products still in the development stage that did not have a future alternative use and have not reached technological feasibility.

Loss from Operations

The loss from operations for the three months ended December 31, 2001 was $21.5 million as compared to $13.6 million for the comparable period in the prior year. The operating loss in the current year was due primarily to the lower sales and associated gross profit, principally in the equipment segment, as compared with the prior year.

Interest

Interest income in the first quarter of fiscal 2002 was $1.4 million, a decline of $2.5 million from the $3.9 million reported for the same period in the prior year. The lower interest income was due to lower average investment balances and lower interest rates on our short term investments in fiscal 2002 compared to fiscal 2001. Interest expense increased from $2.6 million in fiscal 2001 to $4.9 million in fiscal 2002 due principally to the issuance of the $125.0 million principal 5 ¼% Convertible Subordinated Notes due 2006 in the fourth quarter of fiscal 2001.

Cumulative Effect of Change in Accounting Principle

We adopted SAB 101, Revenue Recognition in Financial Statements, in the first quarter of fiscal 2001, resulting in a cumulative effect of a change in accounting principle of $8.2 million, net of taxes of $4.4 million. The cumulative effect reflects sales that were deferred upon adoption of the standard.

Tax Benefit

Our effective tax rate for fiscal 2002 is expected to approximate 30.0%, up slightly from the 27.3% effective tax rate in fiscal 2001. The fiscal 2002 effective rate is higher than the effective rate in fiscal 2001 due primarily to the impact of the 2001 write-off of in-process research and development for which no benefit was recorded. Our effective tax rate in fiscal 2002 is also favorably impacted by tax incentives in Singapore and Israel.

Minority Interest in Net Loss of Subsidiary

In the three months ended December 31, 2001, we recorded minority interest of $6 thousand reflecting the minority interest in certain foreign investments in the Test division, compared to the $242 thousand reflecting our former joint venture partner’s share of the loss incurred at Flip Chip which was recorded in the same period in the prior year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 143.    In August 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets which is effective for fiscal years beginning after June 15, 2002. The standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. We are currently reviewing the provisions of this Statement but do not expect that the adoption of SFAS 143 will have a significant impact on our financial position and results of operations.

SFAS 144.    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.We are currently reviewing the provisions of this Statement but do not expect that the adoption of SFAS 144 will have a significant impact on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, cash, cash equivalents and investments totaled $190.8 million, compared to $202.9 million at September 30, 2001.

Cash used by operating activities totaled $11.5 million in the first quarter of fiscal 2002, compared with cash provided by operating activities totaling $49.0 million during the same period in fiscal 2001. The cash used in operating activities in the first quarter of fiscal 2002 was primarily due to the net loss reported in the period.

Cash used by investing activities totaled $3.6 million in the first quarter of fiscal 2002, compared with $235.5 million used in the same period in the prior year. In fiscal 2002, the investing activities consisted principally of purchases of investments and capital expenditures. In fiscal 2001, we acquired Cerprobe and Probe Tech and invested $23.9 million in additional manufacturing capacity at Flip Chip and in our packaging material businesses, and information technology to develop corporate wide e-business capabilities.

Net cash provided by financing activities was $262 thousand in fiscal 2002, principally due to proceeds from issuance of common stock resulting from employee stock option exercises. In fiscal 2001, we borrowed $58.0 million under our then existing revolving credit agreement, using the proceeds of that borrowing to partially fund our acquisition of Cerprobe and Probe Tech.

We have certain obligations and contingent payments under various arrangements at December 31, 2001 as follows:

	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$300,000	$—	$—	$300,000	$—
Capital Lease obligations	2,547	1,100	1,112	126	209
Operating Lease obligations*	60,518	13,033	20,924	12,731	13,830
Inventory Purchase obligations*	44,000	44,000	—	—	—
Commercial Commitments:
Accounts Receivable Securitization*	20,000	20,000	—	—	—
Standby Letters of Credit*	2,964	800	2,164	—	—

Total contractual commitments	$430,029	$78,933	$24,200	$312,857	$14,039

*	Represents contractual amounts not reflected in the consolidated balance sheet at December 31, 2001.

Long-term debt includes the amounts due under our 4¾% Convertible Subordinated Notes due 2006 and our 5¼% Convertible Subordinated Notes due 2006. The capital lease obligations principally relate to equipment leases. The operating lease obligations at December 31, 2001 represent obligations due under various facility and capital equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

We have an accounts receivable securitization program in which we transferred all domestic account receivables to KSI Funding Corporation, a ‘bankruptcy remote’ special purpose corporation and our wholly owned subsidiary. Under the accounts receivable securitization program, we can sell up to a $40.0 million interest in all of our domestic receivables, subject to certain limits regarding the eligibility of the receivables. At December 31, 2001, the maximum amount of eligible receivables available for sale was $31.8 million, of which we had previously sold $20.0 million.

The standby letters of credit represent obligations of the company for security under various facility leases and employee benefit programs.

We believe that anticipated cash flows from operations, our working capital and accounts receivable securitization program will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which we may elect to pursue.

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

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. This has severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment that we manufacture and market and, to a lesser extent, the packaging materials and test interconnect solutions that we sell. The semiconductor industry is in a downturn and we expect conditions to remain weak in fiscal 2002. This downturn is among the worst we have experienced: orders have been pushed out or cancelled, significantly reducing our backlog, sales have declined rapidly and we have, among other things, undertaken a significant resizing and have deferred capital expenditures. We cannot assure you as to when the current downturn will end or that it will not continue to worsen. This current downturn, like past downturns, has materially and adversely affected our operating results and we expect that it will continue to materially and adversely affect our business, financial condition and operating results in the near term. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

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

Some of the factors that could cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

-some packaging materials have lower margins than assembly equipment and test interconnect solutions;

-some lines of equipment are more profitable than others; and

-some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements and cancellations by our customers;

•
the cancellation, deferral or rescheduling of orders, because virtually all orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	adverse changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of key components for our products;

•	market acceptance of our new products and upgraded versions of our products;

•	our announcement, or perception by others, that we will introduce new or upgraded products, which could cause customers to delay purchasing our products;

•	the timing of acquisitions; and

•	our competitors’ introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses and interest expense, do not vary directly with our net sales. As a result, a decline in our net sales would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net sales, our operating results would decline. Factors that could cause our expenses to fluctuate from period to period include:

•	the timing and extent of our research and development efforts;

•	severance, resizing and other costs of relocating facilities;

•	inventory write-offs due to obsolescence; and

•	inflationary increases in the cost of labor or materials.

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

We may not be able to rapidly develop and manufacture new and enhanced products required to maintain or expand our business

We believe that our continued success will depend on our ability to continuously develop and manufacture or acquire new products and product enhancements on a timely and cost-effective basis. We also must introduce these products and product enhancements into the market in response to customers’ demands for higher performance assembly equipment, leading-edge materials and for test interconnect solutions customized to address rapid technological advances in IC and capital equipment designs. Our competitors may develop enhancements to or future generations of competitive products that will offer superior performance, features and lower prices that may render our products non-competitive. The development of new products may require significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In fiscal 2001, for example, we have incurred significant losses in connection with our efforts to develop and commercialize high density substrate technology, and we anticipate continuing to incur such losses in the near term. In addition, the commercialization of high-density substrates may require substantial capital investments for production facilities. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner or at a price that will satisfy our customers’ future needs or achieve market acceptance.

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

One component of our strategy is to develop next-generation technologies to allow us to prepare for any eventual decline in the use of wire bonding technology. There are a number of risks associated with our strategy to diversify into new technologies:

•	the technologies that we have invested in represent only some of the advanced technologies that may one day supersede wire bonding;

•	other companies are developing similar or alternative advanced technologies;

•	wire bonding may continue as the dominant technology for longer than we anticipate;

•	the cost of developing advanced technologies may be significantly greater than we expect; and

•	we may not be able to develop the necessary technical, research, managerial and other related skills to develop, produce, market and support these advanced technologies.

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

•	loss of control over the manufacturing process;

•	changes in our manufacturing processes, dictated by changes in the market, that may delay our shipments;

•	our inadvertent use of defective or contaminated raw materials;

•
the relatively small operations and limited manufacturing resources of some of our contractors and suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at quality levels and prices we can accept;

•	reliability and quality problems we experience with certain key subassemblies provided by single source suppliers;

•	the exposure of our suppliers and subcontractors to disruption for a variety of reasons, including work stoppage, fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may cause delays in some of our shipments; and

•	the loss of suppliers as a result of the consolidation of suppliers in the industry.

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

As we expand our operations, we expect to encounter a number of risks, which will include:

•	risks associated with hiring additional management and other critical personnel;

•	risks associated with adding equipment and capacity; and

•	risks associated with increasing the scope, geographic diversity and complexity of our operations.

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

We expect our competitors to improve their current products’ performance, and to introduce new products and materials with improved price and performance characteristics. New product and materials introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor’s product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time because manufacturers and assemblers sometimes develop lasting relations with suppliers, and assembly equipment in our industry often goes years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which could materially and adversely affect our business, financial condition and operating results. We cannot assure you that we will be able to continue to compete in these or other areas in the future.

We sell most of our products to customers that are located outside of the United States, we have substantial manufacturing operations located outside of the United States, and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 67% of our sales for the first quarter of fiscal 2002, 62% of our net sales for fiscal 2001 and 91% of our net sales for fiscal 2000 were attributable to sales to customers for delivery outside of the United States. The lower percentage of international sales in fiscal 2002 and 2001 was due primarily to the sales of the newly acquired test interconnect segment which was more concentrated in the United States. We expect our sales outside of the United States to continue to represent a large portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. We also rely on non-U.S. suppliers for materials and components used in the equipment that we sell and we maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. We manufacture substantially all of our automatic ball bonders in Singapore. In addition, we rely on independent foreign distribution channels for certain product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, such as risks of war and civil disturbances or other events that may limit or disrupt markets; expropriation of our foreign assets; longer payment cycles in foreign markets; international exchange restrictions; the difficulties of staffing and managing dispersed international operations; tariff and currency fluctuations; changing political conditions; foreign governments’ monetary policies; and less protective foreign intellectual property laws.

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

Our success depends in part on our intellectual property, which we may be unable to protect

Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality agreements) in our agreements with employees, vendors, consultants and customers and on the common law of trade secrets and proprietary ‘‘know-how.’’ We also rely, in some cases, on patent and copyright protection, which may become more important to us as we expand our investment in advanced packaging technologies. We may not be successful in protecting our technology for a number of reasons, including:

•	our competitors may independently develop technology that is similar to or better than ours;

•
employees, vendors, consultants and customers may not abide by their contractual agreements, and the cost of enforcing those agreements may be prohibitive, or those agreements may prove to be unenforceable or more limited than we anticipate;

•	foreign intellectual property laws may not adequately protect our intellectual property rights; and

•
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

Some of our customers have received notices of infringement from the Lemelson Medical, Education and Research Foundation Limited Partnership (the ‘‘Lemelson Foundation’’), alleging that equipment we have supplied to our customers, and processes this equipment performs, infringes on patents held by the Lemelson Foundation. These notices increased substantially in 1998, the year in which the Lemelson Foundation settled its suit against the Ford Motor Company, and entered into license agreements with Ford, GM and Chrysler. Since the settlement, a number of our customers, including Intel, have been sued by the Lemelson Foundation.

Some of our customers have requested that we defend and indemnify them against the Lemelson Foundation’s claims or contribute to any settlement the customer reaches with the Lemelson Foundation. We have received opinions from our outside patent counsel with respect to various Lemelson Foundation patents. We are not aware that any equipment we market or that any process performed by our equipment infringes on the Lemelson Foundation patents and we do not believe that the Lemelson Foundation matter or any other pending intellectual property claim against us will materially and adversely affect our business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim affecting us is uncertain, however, and we cannot assure you that our resolution of any such claim will not materially and adversely affect our business, financial condition and operating results.

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

In the future, applicable land use and environmental regulations may: (1) impose upon us the need for additional capital equipment or other process requirements, (2) restrict our ability to expand our operations, (3) subject us to liability, and/or (4) cause us to curtail our operations. We cannot assure you that any costs or liabilities associated with complying with these environmental laws will not materially and adversely affect our business, financial condition and operating results. See ‘‘Business—Environmental Matters.’’

Anti-takeover provisions in our articles of incorporation and bylaws and Pennsylvania law may discourage other companies from attempting to acquire us

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a change in control. For example, our articles of incorporation and bylaws contain provisions that:

•	classify our board of directors into four classes, with one class being elected each year;

•	permit our board to issue ‘‘blank check’’ preferred stock without shareholder approval; and

•	prohibit us from engaging in some types of business combinations with a holder of 20% or more of our voting securities without super-majority board or shareholder approval.

Further, under the Pennsylvania Business Corporation Law, because our bylaws provide for a classified board of directors, shareholders may only remove directors for cause. These provisions and some provisions of the Pennsylvania Business Corporation Law could delay, defer or prevent us from experiencing a change in control and may adversely affect our common stockholders’ voting and other rights.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States of America and manufacturing facilities in the United States, Israel and Singapore. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. As a result of terrorism, the United States has entered into an armed conflict, which could have a further impact on our domestic and internal sales, our supply chain, our production capability and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2001, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $50.6 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 100 basis points, there would be no material or adverse affect on our business, financial condition or operating results.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

The Company filed a Form 8-K on October 5, 2001 making an Item 5 disclosure announcing the effectiveness of its registration statement on Form S-3 registering its 5 ¼% Convertible Subordinated Notes due 2006. A copy of the press release was filed as Exhibit 99.1 and incorporated in this report by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 13, 2002
By:	/s/ CLIFFORD G. SPRAGUE
Clifford G. Sprague Senior Vice President, Chief Financial Officer (Principal Financial Officer)