Form 10-Q
period 2002-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 2002-05-15
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

         As of May 1, 2002, there were 49,267,515 shares of the Registrant’s Common Stock, without par value outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10-Q

MARCH 31, 2002

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets September 30, 2001 and March 31, 2002	3

	Condensed Consolidated Statements of Operations Three and Six Months Ended March 31, 2001 and 2002	4

	Condensed Consolidated Statements of Cash Flows Six Months Ended March 31, 2001 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-32

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

PART II	OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	33

	SIGNATURES	34

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

		(Unaudited)
	September 30,	March 31,
	2001	2002

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$155,036	$126,332

Short-term investments	47,892	39,775

Accounts and notes receivable (less allowance for doubtful accounts: 9/30/01 - $6,242; 3/31/02 - $6,245)	79,305	75,470

Inventories, net	74,364	53,354

Prepaid expenses and other current assets	9,013	12,121

Deferred income taxes	15,282	17,061

TOTAL CURRENT ASSETS	380,892	324,113

Property, plant and equipment, net	127,952	117,731

Intangible assets, (net of accumulated amortization:
9/30/01 - $9,416; 3/31/02 - $14,378)	103,525	81,500

Goodwill	150,474	167,655

Deferred income taxes	—	18,957

Other assets	14,583	14,010

TOTAL ASSETS	$777,426	$723,966

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes payable and current portion of long-term debt	$753	$746

Accounts payable	51,420	62,500

Accrued expenses	48,965	49,894

Income taxes payable	14,399	14,970

TOTAL CURRENT LIABILITIES	115,537	128,110

Long term debt	301,511	301,025

Other liabilities	13,736	13,943

Deferred taxes	8,054	—

Minority interest	41	31

TOTAL LIABILITIES	438,879	443,109

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:

Common stock, without par value	193,058	198,170

Retained earnings	155,012	94,004

Accumulated other comprehensive loss	(9,523)	(11,317)

TOTAL SHAREHOLDERS’ EQUITY	338,547	280,857

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$777,426	$723,966

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE & SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,

	2001	2002	2001	2002

Net revenue	$149,425	$106,917	$302,854	$210,072

Cost of sales	107,404	96,285	207,229	174,053

Gross profit	42,021	10,632	95,625	36,019

Selling, general and administrative	39,681	35,409	75,021	66,923

Research and development, net	18,472	13,030	36,065	25,954

Resizing	1,709	11,283	1,709	11,283

Asset Impairment	—	4,890	—	4,890

Amortization of goodwill and intangibles	6,717	2,481	9,318	4,962

Purchased in-process research and development	—	—	11,709	—

Loss from operations	(24,558)	(56,461)	(38,197)	(77,993)

Interest income	1,790	994	5,690	2,436

Interest expense	(3,446)	(4,336)	(6,110)	(9,186)

Other income	8,016	—	8,016	—

Loss before income taxes	(18,198)	(59,803)	(30,601)	(84,743)

Benefit for income taxes	(6,418)	(16,244)	(6,580)	(23,725)

Loss before minority interest and cumulative effect of change in accounting principle	(11,780)	(43,559)	(24,021)	(61,018)

Cumulative effect of change in accounting principle, net of tax	—	—	(8,163)	—

Minority interest in net loss of joint venture	86	4	328	10

Net loss	$(11,694)	$(43,555)	$(31,856)	$(61,008)

Net loss excluding cumulative effect of change in accounting principle per share:

Basic	$(0.24)	$(0.89)	$(0.48)	$(1.24)

Diluted	$(0.24)	$(0.89)	$(0.48)	$(1.24)

Cumulative effect of change in accounting principle, net of tax per share:

Basic	$—	$—	$(0.17)	$—

Diluted	$—	$—	$(0.17)	$—

Net loss per share:

Basic	$(0.24)	$(0.89)	$(0.65)	$(1.24)

Diluted	$(0.24)	$(0.89)	$(0.65)	$(1.24)

Weighted average shares outstanding

Basic	48,797	49,137	48,773	49,081

Diluted	48,797	49,137	48,773	49,081

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(31,856)	$(61,008)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	24,985	23,493

Purchased in-process research and development	11,709	—

Resizing costs	1,709	11,283

Asset impairment	—	4,890

Minority interest in net loss of subsidiary	(328)	(10)

Deferred taxes	(11,026)	(28,790)

Changes in components of working capital, net	64,979	25,341

Other, net	3,865	(3,040)

Net cash provided by (used in) operating activities	64,037	(27,841)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investments classified as available for sale	81,915	33,634

Purchase of investments classified as available for sale	(18,505)	(25,647)

Purchases of property, plant and equipment	(38,509)	(9,855)

Proceeds from sale of fixed assets	—	233

Purchase of Flip Chip equity units	(5,000)	—

Purchase of Cerprobe Corp., net of cash	(216,409)	—

Purchase of Probe Technology Corp., net of cash	(62,512)	—

Net cash used in investing activities	(259,020)	(1,635)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	58,000	—

Proceeds from issuance of common stock	594	1,265

Payments on borrowings	(5,349)	(493)

Net cash provided by financing activities	53,245	772

Changes in cash and cash equivalents	(141,738)	(28,704)

Cash and cash equivalents at beginning of period	211,489	155,036

Cash and cash equivalents at end of period	$69,751	$126,332

CASH PAID DURING THE PERIOD FOR:

Interest	$5,852	$8,099

Income Taxes	$2,529	$4,147

The accompanying notes are an integral part of these consolidated financial statements

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2002, and the results of its operations for the three and six month periods ended March 31, 2001 and 2002 and its cash flows for the six month periods ended March 31, 2001 and 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

NOTE 2 — ACCOUNTING PRONOUNCEMENTS

SFAS 142. Effective October 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that will be classified as goodwill and those with indefinite lives will no longer be amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually.

The Company has completed the required transitional impairment testing of intangible assets, and based upon those analyses, the Company did not identify any impairment charges as a result of adoption of this standard. The Company has reviewed its business and determined that there are five reporting units which will be reviewed for impairment in accordance with the standard – the reporting units are included within three of the Company’s business segments, the packaging materials segment, the advanced packaging technology segment and the test segment. Included within the packaging materials segment are two reporting units, the bonding wire and saw blade businesses, and included in the advanced packaging technology segment are two reporting units, the substrate and flip chip businesses. The test segment is the Company’s final reporting unit.

The following table outlines the components of goodwill and intangible assets by business segment at March 31, 2002 after adoption of the standard:

		Advanced
	Packaging	Packaging
	Materials	Technology	Test
	Segment	Segment	Segment	Total

	(in thousands)
Goodwill	$31,980	$5,570	$130,105	$167,655

Intangible Assets
Customer accounts	—	—	35,619	35,619

Complete technology	—	1,378	44,503	45,881

Intangible assets, net of amortization	—	1,378	80,122	81,500

Balance, March 31, 2002	$31,980	$6,948	$210,227	$249,155

Upon adoption of the standard, the Company reclassified $17.2 million of intangibles relating to an acquired workforce in the test segment into goodwill. During the six month period ended March 31, 2002, other than the adoption reclassification above, there were no changes in the carrying value of goodwill.

Kulicke & Soffa Industries Inc.
Notes to Consolidated Financial Statements
March 31, 2002

The gross carrying amount and accumulated amortization of the intangible assets at March 31, 2002 are as follows:

	Gross Carrying	Accumulated	Total Net
	Amount	Amortization	Book Value

	(in thousands)
Customer Accounts	$41,100	$5,481	$35,619

Acquired Technology	54,778	8,897	45,881

Total	$95,878	$14,378	$81,500

The aggregate amortization expense related to these intangible assets for the three months and six months ended March 31, 2002 was $2.5 million and $5.0 million, respectively ($2.5 million and $3.4 million for the three and six months ended March 31, 2001). The aggregate amortization expense for the fiscal years ending September 30 is estimated to be as follows: $9.9 million in fiscal 2002 and 2003, $9.6 million in fiscal 2004 and $9.2 million in fiscal 2005 and 2006.

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	Six Months Ended

	March 31,	March 31,
	2001	2002

	(in thousands,
	except per share data)

Reported net loss, before adoption of SFAS 142	$(31,856)	$(61,008)

Addback:

Goodwill amortization, net of tax of $1,418	3,918	—

Pro forma net loss	$(27,938)	$(61,008)

Net loss per share, as reported

Basic	$(0.65)	$(1.24)

Diluted	$(0.65)	$(1.24)

Goodwill amortization, net of tax per share

Basic	$0.08	$—

Diluted	$0.08	$—

Pro forma net loss per share

Basic	$(0.57)	$(1.24)

Diluted	$(0.57)	$(1.24)

The Company’s annual earnings per share is expected to increase by approximately $.35 per share as a result of the adoption of this standard.

Kulicke & Soffa Industries Inc.
Notes to Consolidated Financial Statements
March 31, 2002

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

SFAS 144. In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. We are currently reviewing the provisions of this Statement but do not expect that the adoption of SFAS 144 will have a significant impact on our financial position and results of operations.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2001	2002

	(in thousands)
Raw materials and supplies	$60,870	$45,408

Work in process	21,185	18,122

Finished goods	21,418	18,242

	103,473	81,772

Inventory reserves	(29,109)	(28,418)

	$74,364	$53,354

NOTE 4 — EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share if convertible securities are assumed to be converted to common shares the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three and six months ended March 31, 2001 and 2002, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect on net loss per share.

Due to the Company’s net loss for the three and six months ended March 31, 2001 and 2002, potentially dilutive securities are deemed to be anti-dilutive. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) was 8,666,000 and 8,501,000 for the three and six months ended March 31, 2001 and 15,786,000 and 15,433,000 for the three and six months ended March 31, 2002, respectively.

Kulicke & Soffa Industries Inc.
Notes to Consolidated Financial Statements
March 31, 2002

NOTE 5 – ACQUISITIONS

In fiscal 2001, the Company acquired Cerprobe Corporation and Probe Technology Corporation. The businesses of Cerprobe and Probe Tech have been combined to form the Test Division. Refer to Note 2 of the Company’s Form 10-K for the year ended September 30, 2001 for a description of the businesses acquired and the allocation of the purchase price.

NOTE 6 – RESIZING AND ASSET IMPAIRMENT

In the second quarter of fiscal 2002, the Company announced a resizing plan and recorded a charge of $11.3 million associated with the plan. The charge includes severance and benefits of $9.7 million for 372 positions which are being eliminated as a result of the functional realignment of the organization and the consolidation of certain facilities. The resizing charge also includes a charge of $1.6 million for the continuing lease costs of facilities to be exited as part of the facility consolidation plan. At March 31, 2002, 201 positions remain to be terminated through the first quarter of fiscal 2003. The severance accrual will be paid out during the remainder of fiscal 2002 and the first half of fiscal 2003, and the commitments will be substantially completed in the second quarter of fiscal 2003, but will continue into future years as a result of contractual agreements.

In fiscal 2001, the Company implemented resizings in the second and fourth quarters and incurred charges for the elimination of a total of 511 positions, of which 55 remained to be terminated at September 30, 2001. As of March 31, 2002, 30 positions remain to be terminated in the third quarter of fiscal 2002 in accordance with the plans. The severance accrual will be paid out during the remainder of fiscal 2002, and the commitments will be substantially completed in fiscal 2002 but will continue into future years as a result of contractual agreements.

The table below details the spending and activity related to these programs.

	Severance and
	Benefits		Commitments	Total

	(in thousands)
Balance, September 30, 2001	$2,149		$1,189	$3,338

Provision for resizing	9,733	(1)	1,550	11,283

Satisfaction of obligations	(4,841	)(1)	(247)	(5,088)

Balance, March 31, 2002	$7,041		$2,492	$9,533

(1)	Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001, to the employees affected by the resizing plans, in accordance with the Company’s annual grant of stock options to employees.

In the second quarter of fiscal 2002, the Company recorded an asset impairment of $4.9 million related to the cost of certain software which was made redundant by a new company-wide integrated information system and the write-off of other assets that were associated with the leased facilities to be exited as a result of the facility consolidation.

Kulicke & Soffa Industries Inc.
Notes to Consolidated Financial Statements
March 31, 2002

NOTE 7 – COMPREHENSIVE LOSS

For the three and six month periods ended March 31, 2002 and 2001, the components of total comprehensive loss are as follows:

	Three months ended		Six months ended
	March 31,		March 31,

	2001	2002	2001	2002

	(in thousands)		(in thousands)

Net Loss	$(11,694)	$(43,555)	$(31,856)	$(61,008)

Foreign currency translation adjustment	(1,904)	51	(2,971)	(1,538)

Unrealized gain (loss) on investments, net of taxes	163	(179)	158	(256)

Other comprehensive loss	(1,741)	(128)	(2,813)	(1,794)

Comprehensive loss	$(13,435)	$(43,683)	$(34,669)	$(62,802)

NOTE 8 — OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the three and six-month periods ended March 31, 2002 and 2001 were as follows:

			Advanced
		Packaging	Packaging
	Equipment	Materials	Technology	Test (1)
	Segment	Segment	Segment	Segment	Corporate	Consolidated

	(in thousands)
Fiscal 2002:

Quarter ended March 31, 2002:

Net revenue	$37,216	$35,408	$5,688	$28,605	$—	$106,917

Cost of sales	43,938	27,545	6,444	18,358	—	96,285

Gross profit	(6,722)	7,863	(756)	10,247	—	10,632

Operating costs	22,106	5,973	5,125	13,762	3,954	50,920

Resizing costs	6,064	736	1,104	2,796	583	11,283

Asset impairment	2,165	1,480	—	1,245	—	4,890

Loss from operations	$(37,057)	$(326)	$(6,985)	$(7,556)	$(4,537)	$(56,461)

Six months ended March 31, 2002:

Net revenue	$72,900	$69,523	$12,228	$55,421	$—	$210,072

Cost of sales	70,541	53,765	13,001	36,746	—	174,053

Gross profit	2,359	15,758	(773)	18,675	—	36,019

Operating costs	41,564	12,209	10,700	25,968	7,398	97,839

Resizing costs	6,064	736	1,104	2,796	583	11,283

Asset impairment	2,165	1,480	—	1,245	—	4,890

Income (loss) from operations	$(47,434)	$1,333	$(12,577)	$(11,334)	$(7,981)	$(77,993)

Segment Assets at March 31, 2002	$130,161	$88,580	$33,978	$260,596	$210,651	$723,966

Kulicke & Soffa Industries Inc.
Notes to Consolidated Financial Statements
March 31, 2002

			Advanced
		Packaging	Packaging
	Equipment	Materials	Technology	Test (1)
	Segment	Segment	Segment	Segment	Corporate	Consolidated

	(in thousands)
Fiscal 2001:

Quarter ended March 31, 2001: (2)

Net revenue	$57,529	$39,932	$9,380	$42,584	$—	$149,425

Cost of sales	41,839	28,733	8,441	28,391	—	107,404

Gross profit	15,690	11,199	939	14,193	—	42,021

Operating costs	28,852	7,896	6,796	17,204	4,122	64,870

Resizing costs	1,424	254	—	—	31	1,709

Income (loss) from operations	$(14,586)	$3,049	$(5,857)	$(3,011)	$(4,153)	$(24,558)

Six months ended March 31, 2001: (2)

Net revenue	$140,171	$88,139	$17,661	$56,883	$—	$302,854

Cost of sales	88,360	63,224	16,469	39,176	—	207,229

Gross profit	51,811	24,915	1,192	17,707	—	95,625

Operating costs	60,363	16,152	13,295	22,857	7,737	120,404

Resizing costs	1,424	254	—	—	31	1,709

Purchased in-process research and development	—	—	—	11,709	—	11,709

Income (loss) from operations	$(9,976)	$8,509	$(12,103)	$(16,859)	$(7,768)	$(38,197)

Segment Assets at September 30, 2001	$155,220	$86,113	$38,260	$270,506	$227,327	$777,426

(1)	Comprised of the activities of Cerprobe Corporation and Probe Technology Corporation. The Company acquired Cerprobe in November 2000 and Probe Technology in December 2000. The results of both companies, from the date of acquisition through March 31, 2001 are included in loss from operations for the three and six month periods ended March 31, 2001 but are not included in the operating results of the Company for any period preceding their respective dates of acquisition.

(2)	Restated for the adoption of SAB 101.

NOTE 9 – INTELLECTUAL PROPERTY CONTINGENCY

Occasionally, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In these cases, the Company will defend against claims or negotiate licenses where it considers these actions appropriate. In addition, some of the Company’s customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership (the “Lemelson Foundation”), in which the Lemelson Foundation claims that certain manufacturing processes used by those customers infringe patents held by the Lemelson Foundation. The Company has never been named a party to any such litigation. Some of the Company’s customers have requested that the Company indemnify them to the extent their liability for these claims arises from use of the Company’s equipment. The Company does not believe that products sold by it infringe valid Lemelson patents. If a claim for contribution was brought against the Company, management believes the Company would have valid defenses to assert and also would have rights to contribution and claims against its suppliers. The Company has never incurred any material liability with respect to the Lemelson claims or any other pending intellectual property claim and the Company does not believe that these claims will materially and adversely affect its business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim that might be made, however, is uncertain, and the Company cannot assure others that the resolution of any such claim will not materially and adversely affect it’s business, financial condition and operating results.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 3 to 11 of this Form 10-Q for a full understanding of our financial position and results of operations for the three month period ended March 31, 2002.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and a broad range of fixtures used to test semiconductor wafers and devices, as well as, apply solder bumps to silicon wafers (referred to as flip chip bumping) for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment, license our flip chip bumping process technology and manufacture and market advanced substrates. These substrates consist of multiple layers of laminate applied to a core substrate which enables dense electrical connections (referred to as high density interconnect substrates).

We sell our products to semiconductor device manufacturers and contract manufacturers, which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 62% of net sales for fiscal 2001 and 67% for the six months ended March 31, 2002, and are expected to continue to represent a substantial portion of our future revenues. To support our international sales, we currently have significant manufacturing operations in the United States, Israel and Singapore, sales facilities in the United States, France, Germany, Hong Kong, Japan, Korea, Malaysia, the Philippines, Scotland, Singapore, Taiwan and Thailand, and applications labs in Japan, Singapore and Taiwan.

Due to a weak economy and a worldwide decline in demand for semiconductors, the semiconductor industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment. As a result, our net sales for the first quarter of fiscal 2002 were significantly below the sales reported for the same period in fiscal 2001. Our backlog of customer orders at March 31, 2002 was $63.0 million, as compared to $49.0 million at September 30, 2001. Recent ordering patterns have been quite encouraging, leading us to believe that the worst of this current downturn in the semiconductor industry is passed, and that our business will improve in the remainder of fiscal 2002.

In February 2002, we implemented a functional organizational structure with certain disciplines combined across product lines. This replaces the traditional product-focused organization and will allow better integration of the our various product offerings. Under this model, marketing, engineering, manufacturing, and customer operations will

Kulicke & Soffa Industries Inc.
Management’s Discussion and Analysis
March 31, 2002

operate with responsibility for all equipment, packaging materials, and test interconnect products. Excluded from this model are the flip chip and substrate divisions, which will continue to operate as separate business units.

This functional realignment supports a parallel decision to establish a supply chain in China for our equipment products and to shift a portion of the manufacturing of capillaries, saw blades and selected test products to a facility outside of Shanghai. In addition, the manufacturing for our microelectronics products will be moved from Willow Grove, Pennsylvania to the ball bonder manufacturing facility in Singapore. The transfer of microelectronics products is expected to be completed later this year; the China facility is expected to be fully operational by late 2003.

In the second quarter, we recorded a resizing charge of $11.3 million related to the organizational change and the consolidation of facilities. The charge consisted of severance and employee benefits provided to employees affected by these programs and the continuing lease costs at certain facilities affected by the facility consolidation. In addition, we recorded an asset impairment charge of $4.9 million related to the cost of certain software which was made redundant by a new company-wide integrated information system and the write-off of other assets that were associated with the leased facilities affected by the facility consolidation.

As a result of the organizational changes and the consolidation of facilities, we are in the process of eliminating approximately 372 positions throughout all levels of the organization. At March 31, 2002, 171 of the positions identified in the plans have been terminated, and 201 positions remain to be terminated in accordance with the resizing plans.

Our business is currently divided into four segments:

•	Equipment

We design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold, aluminum or copper, between the bonding pads on the die and the leads on the IC package to which the die has been bonded. We are the world’s largest manufacturer of wire bonders, according to VLSI Research, Inc. In fiscal 2001, we began selling the Models 8028-S and 8028-PPS automatic ball bonders which, with their improved technical performance and productivity, accounted for the majority of ball bonders we sold in fiscal 2001. In fiscal 2001, we also introduced the Max µm, our latest generation IC ball bonder, which offers up to 20% more productivity than the Model 8028-PPS ball. In the second quarter of fiscal 2002, we began shipping the Max µm, which has been tested and qualified by several of our customers.

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

Our test interconnect solutions provide a broad range of fixtures used to temporarily connect automatic test equipment to the semiconductor device under test during wafer fabrication (wafer probing) and after they have been assembled and packaged (package or final testing). Our products include probe cards, automatic test equipment (ATE) interface assemblies, ATE test boards, and test socket/contractors. Most of the test interconnect products we offer are custom designed or customized for a specific semiconductor or application.

Kulicke & Soffa Industries Inc.
Management’s Discussion and Analysis
March 31, 2002

•	Advanced Packaging Technology

This business segment reflects the operating results of our strategic initiative to develop new technologies for advanced semiconductor packaging. It is comprised of our flip chip business unit and our high-density substrate business unit.

Through our flip chip business unit we license flip chip technology and provide wafer bumping services and market a wafer level chip scale package (UltraCSP).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition. We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective October 1, 2000, based upon guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied any equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex works (K&S factory), with title transferring to our customer at our loading dock or upon embarkation. We do have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables. Our business is subject to contingencies related to customer orders as follows:

•	Right of Return: A large portion of our revenue comes from the sale of machines that are used in the semiconductor assembly process. These items are generally built to order, and often include customization to a customer’s specifications. Revenue related to the semiconductor equipment is recognized upon customer acceptance. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained in low stock at our customer’s facility. As a result, customer returns represent a very small percentage of customer sales on an annual basis. Our policy is to provide an allowance for customer returns based upon our historical experience and management assumptions.

•	Warranties: Our products are generally shipped with a one-year warranty against manufacturer’s defects and we do not offer extended warranties in the normal course of our business. We recognize a liability for estimated warranty expense when revenue for the related product is recognized. The estimated liability for warranty is based upon historical experience and management estimates of future expenses.

Kulicke & Soffa Industries Inc.
Management’s Discussion and Analysis
March 31, 2002

•	Conditions of Acceptance: Sales of our consumable products and bonding wire generally do not have customer acceptance terms. In certain cases, sales of our equipment products do have customer acceptance clauses which generally require that the equipment perform in accordance with specifications during an on-site factory inspection by the customer, as well as when installed at the customer’s facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the customer must first install the equipment in their own factory, then generally, revenue associated with that sale is not recognized until acceptance is received from the customer.

•	Price protection: We do not provide price protection to our customers.

Prior to the adoption of SAB 101, we recorded revenue upon the shipment of products or the performance of services. Provisions for estimated product returns, warranty and installation costs were accrued in the period in which the revenue was recognized. This policy assumed customer acceptance when the product specifications were met and the products shipped. Product returns and disputes with customers due to dissatisfaction with the performance of our products have been immaterial; accordingly, we recognized revenue upon the transfer of title and did not require our customers to provide notice of acceptance.

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

Inventory Reserves. We generally provide reserves for equipment inventory considered to be in excess of 6 months of forecasted future demand and we provide reserves for spare part and consumable inventories considered to be in excess of 18 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at our customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we reduce the carrying value of our inventory to the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. We review and dispose of excess and obsolete inventory on a regular basis.

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

Kulicke & Soffa Industries Inc.
Management’s Discussion and Analysis
March 31, 2002

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

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended March 31, 2002 we reported bookings of $126.0 million, up 27.2% from the $99.0 million recorded in the quarter ended December 31, 2001, and up 14.5% from the $110.0 million reported for the quarter ended March 31, 2001. At March 31, 2002, we had a backlog of customer orders totaling $63.0 million, an increase of 43.1% as compared to the backlog of $44.0 million at December 31, 2001. Our backlog as of any date may not be indicative of sales for any period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Sales

Net sales for the three months ended March 31, 2002 were $106.9 million, a decrease of 28.4% from the $149.4 million reported for the same period in fiscal 2001, due principally to the weakness in the semiconductor industry. Sales in the Equipment segment declined 35.3% from the same period in the prior year to $37.2 million for the quarter ended March 31, 2002, due primarily to lower average selling prices of our automatic ball bonders and lower unit sales of manual wire bonders and dicing saws, partially offset by higher unit sales of automatic ball bonders. The lower average selling prices of our automatic ball bonders resulted from competitive pressures and our decision to lower prices in order to reduce our inventory levels. The lower sales of manual wire bonders and dicing saws was due to lower demand for these products. Sales in the Packaging Materials segment declined 11.3% to $35.4 million in the current quarter due to weakness in demand for our bonding wire and capillaries. Sales in the Advanced Packaging segment declined 39.4% from the same quarter in the prior year to $5.7 million in fiscal 2002 due to lower bumping and license revenues at our Flip Chip division. In the Test segment, sales declined 32.8% from the same period in the prior year due primarily to lower unit volume and average selling prices of wafer test products.

Net sales for the six months ended March 31, 2002 were $210.1 million, a decrease of 30.6% from the $302.9 million reported in the six months ended March 31, 2001 due principally to the weakness in the semiconductor industry. Sales for the Equipment segment declined 48.0% in the six months ended March 31, 2002, as compared to the comparable period in the prior year, due principally to lower average selling prices of our automatic ball bonders resulting from competitive pressures and our decision to lower sales prices to reduce inventory levels and lower unit sales of dicing saws and manual wire bonders. The lower sales of dicing saws and manual wire bonders was due to lower demand for these products. In the Packaging Materials segment, sales were 21.1% lower in fiscal 2002 as compared to fiscal 2001 due to the slowed demand for our capillaries and bonding wire. In the Advanced Packaging segment, sales were down 30.8% for the six months ended March 31, 2002, as compared with the same period in the prior year, principally due to lower bumping revenue and license revenue at Flip Chip. In the Test segment, sales were down 2.6% from the same period in the prior year; however, the six month period ended March 31, 2001 included only the four months of Test segment results following the acquisitions of the businesses in November and December 2000. The Test segment, like all of our operating segments, has been negatively impacted by the weakness in the semiconductor industry.

Kulicke & Soffa Industries Inc.
Management’s Discussion and Analysis
March 31, 2002

For the three and six months ended March 31, 2001 and 2002, the breakdown of shipments to major geographic regions is as follows:

	Three months ended		Six months ended
	March 31,		March 31,

	2001	2002	2001	2002

North America	45.0%	31.9%	41.3%	33.2%

Asia Pacific (1)	38.5%	60.0%	44.2%	58.5%

Europe	13.1%	5.6%	10.2%	5.7%

Japan	3.4%	2.5%	4.3%	2.6%

	100.0%	100.0%	100.0%	100.0%

(1)	Includes sales to customers in Taiwan which accounted for 24% of our sales in the three and six months ended March 31, 2002, and approximately 10% of our sales in the three and six months ended March 31, 2001, respectively.

Gross Profit

Gross profit decreased to $10.6 million for the quarter ended March 31, 2002 from $42.0 million for the comparable period in the prior year. In the six months ended March 31, 2002, the gross profit also decreased from $95.6 million to $36.0 million. Included in the results for the three and six months ended March 31, 2002 are inventory write-offs of $13.3 million, $5.2 million of which is due to the discontinuance of a product. Included in the results for the three and six months ended March 31, 2001 are inventory write-offs of $6.5 million and $7.9 million, respectively, for excess and obsolete ball bonder and spare parts inventory, which resulted primarily from the severe and continued downtown in the semiconductor industry. The decline in gross profit in the quarter was due primarily to the lower average selling prices of automatic ball bonders and lower unit volume of dicing saws in the equipment segment and lower unit volume of capillaries and bonding wire in the Packaging Materials segment and lower unit volume and average selling price of wafer test products at our Test segment. The decline in gross profit in the six months ended March 31, 2002 was due primarily to the lower average selling prices of automatic ball bonders and lower unit volume of dicing saws in the equipment segment and lower unit volume of capillaries and bonding wire in the Packaging Materials segment.

Gross margin (gross profit as a percentage of sales) was 9.9% for the current quarter, as compared to 28.1% for the same period in the prior year. Gross margin for the six months ended March 31, 2002 was 17.1% as compared to 31.6% for the same period in the prior year. Gross margin for the same periods, excluding the inventory write-offs would have been 22.4% and 23.5% for the three and six months ended March 31, 2002, and 32.5% and 34.1% for the three and six months ended March 31, 2001, respectively. The decline in gross margin from the prior year in both the quarter and year-to-date results was due primarily to lower average selling prices for automatic ball bonders and the lower unit volume of sales of our packaging materials, which created inefficient factory utilization by allocating fixed factory costs over a low level of units in production.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased $4.3 million or 10.8% and $8.1 million or 10.8%, respectively, for the three and six months ended March 31, 2002. The lower SG&A expenses resulted from ongoing cost saving initiatives which began in fiscal 2001, principally reductions in headcount and salary reductions, and elimination of redundant facilities at our Test segment.

Kulicke & Soffa Industries Inc.
Management’ Discussion and Analysis
March 31, 2002

Research and Development

Net research and development (“R&D”) expense for the three and six months ended March 31, 2002 decreased $5.4 million and $10.1 million, respectively, to $13.0 million for the quarter and $26.0 million for the six months then ended. The reduction of 29.5% for the quarter, and 28.0% for the six months ended March 31, 2002 is principally due to the reduction in R&D spending in our equipment segment. The lower R&D spending was primarily due to a shift in certain engineering functions to lower cost foreign subsidiaries, and the ‘push-out’ of certain future product development initiatives. R&D expense includes internally developed software costs which are expensed as incurred.

Resizing Costs

In the second quarter of fiscal 2002, we announced a resizing plan and recorded a charge of $11.3 million associated with the plan. The charge includes severance and benefits of $9.7 million for 372 positions which are being eliminated as a result of the functional realignment of the organization and the consolidation of certain facilities. The resizing charge also includes a charge of $1.6 million for the continuing lease costs of facilities to be exited as a result of the facility consolidation plan. At March 31, 2002, 201 positions remain to be terminated through the first quarter of fiscal 2003 in accordance with the plan. The severance accrual will be paid out during the remainder of fiscal 2002 and the first half of fiscal 2003, and the commitments will be substantially completed in the second quarter of fiscal 2003, but will continue into future years as a result of contractual agreements.

In the second quarter of fiscal 2001, we recorded a resizing charge of $1.7 million for severance associated with the elimination of 296 positions. In the fourth quarter of fiscal 2001, we recorded a resizing charge of $2.5 million for severance associated with the elimination of 215 positions. The charges in fiscal 2001 included the elimination of a total of 511 positions, of which 55 remained to be terminated at September 30, 2001. As of March 31, 2002, 30 positions remain to be terminated in the third quarter of fiscal 2002 in accordance with the plans. The severance accrual will be paid out during the remainder of fiscal 2002, and the commitments will be substantially completed in fiscal 2002 but will continue into future years as a result of contractual agreements.

The table below details the activity related to these programs:

	Severance and
	Benefits		Commitments	Total

	(in thousands)
Balance, September 30, 2001	$2,149		$1,189	$3,338

Provision for resizing	9,733	(1)	1,550	11,283

Satisfaction of obligations	(4,841	)(1)	(247)	(5,088)

Balance, March 31, 2002	$7,041		$2,492	$9,533

(1)	Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001, to the employees affected by the resizing plans, in accordance with our annual grant of stock options to employees.

Amortization of Goodwill and Intangibles

Amortization expense was $2.5 million and $5.0 million for the three and six months ended March 31, 2002, down 63.1% and 46.7% from the comparable periods in the prior year. The lower amortization expense in fiscal 2002 was primarily the result of our adoption of SFAS 142, Goodwill and Other Intangible Assets effective October 1, 2001, which resulted in the elimination of amortization on goodwill and indefinite lived intangible assets. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually.

We have completed the required transitional impairment testing of intangible assets, and based upon those analyses, we did not identify any impairment charges as a result of adoption of this standard. We have reviewed our business and

Kulicke & Soffa Industries Inc.
Management’ Discussion and Analysis
March 31, 2002

determined that there are five reporting units which will be reviewed for impairment in accordance with the standard – the reporting units are included within three of the our business segments, the packaging materials segment, the advanced packaging technology segment and the test segment. Included within the packaging materials segment are two reporting units, our bonding wire and saw blade businesses, and included in the advanced packaging technology segment are two reporting units, the substrate and flip chip businesses. The test segment is our final reporting unit.

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	Six Months Ended

	March 31,	March 31,
	2001	2002

	(in thousands,
	except per share data)

Reported net loss, before adoption of SFAS 142	$(31,856)	$(61,008)

Addback:

Goodwill amortization, net of tax of $1,418	3,918	—

Pro forma net loss	$(27,938)	$(61,008)

Net loss per share, as reported

Basic	$(0.65)	$(1.24)

Diluted	$(0.65)	$(1.24)

Goodwill amortization, net of tax per share

Basic	$0.08	$—

Diluted	$0.08	$—

Pro forma net loss per share

Basic	$(0.57)	$(1.24)

Diluted	$(0.57)	$(1.24)

Our annual earnings per share is expected to increase by approximately $.35 per share as a result of the adoption of this standard.

The agreement governing our purchase of Probe Tech from Siegel-Robert Corp. included a provision for reducing the purchase price if Probe Tech’s actual earnings before interest, taxes, depreciation and amortization (EBITDA) were less than a projected amount. We disputed Probe Tech’s EBITDA calculation and initiated arbitration seeking a reduction in the purchase price. The arbitrator’s award reduced the purchase price by $2.4 million in the second quarter of fiscal 2002, but Siegel-Robert has sought to modify, and may also appeal, the award. The purchase price allocation will be finalized when Siegel-Robert’s challenges are finalized. Any reduction in the purchase price will be reflected as a reduction of goodwill.

Purchased in-process Research and Development

In fiscal 2001, we recorded a charge of $11.7 million for in-process R&D associated with the acquisitions of Cerprobe and Probe Tech representing the appraised value of products still in the development stage that did not have a future alternative use and which had not reached technological feasibility. As part of the acquisition, we acquired sixteen ongoing R&D projects, all aimed at increasing the technological features of the existing probe cards and therefore the number of test applications for which they could be marketed. The R&D projects ranged from researching the feasibility of producing multi-die testing probes to researching the feasibility of producing probes for

Kulicke & Soffa Industries Inc.
Management’ Discussion and Analysis
March 31, 2002

specialized semiconductor package (CSP and BGA) configurations. The project stage of completion ranged from 10% to 90% and all projects were due for completion and product launch by the third quarter of 2002 at prices and costs similar to the existing probe cards marketed by Cerprobe and Probe Tech.

In the valuation of in-process technology, we utilized a variation of the income approach. We forecast revenue, earnings and cash flow for the products under development. Revenues were projected to extend out over the expected useful lives for each project. The technology was then valued through the application of the Discounted Cash Flow method. Values were calculated using the present value of their projected future cash flow at discount rates of between 28.4% and 49.1%. We anticipated that some of these projects might take longer to develop than originally thought and that some of these projects may never be marketable and there is a risk that the anticipated future cash flows might not be achieved. Of the sixteen ongoing R&D projects at the time of the acquisition; four have been completed, seven are still in progress, four have been cancelled due to overlapping technology with our Cobra line of vertical test products, and one was cancelled due to nonproductive results. We believe that the expected returns of the completed and in-progress R&D projects will be realized. We also believe that future revenues from our existing Cobra products will offset the expected future revenues from the R&D projects that were cancelled due to the overlapping technology and that there will be no adverse material impact on the Company’s future operating results or the expected return on its investment in the acquired companies. The one project that was cancelled due to lack of productive results is immaterial to our future operating results and expected return on our investment in the acquired companies.

The major R&D projects in process at the time of the acquisition, along with their current status and estimated time for completion are as follows:

			Estimated
			Cost to	Projected
	Value	Percentage	Complete	Project	Current
	Assigned	Complete	Project	Launch	Status of
R&D project	at Purchase	at Purchase	at Purchase	Date	Project

	(dollars in thousands)
Next generation contact technology	$2,700	10%	$290	Q3 2002	In process

Socket testing capability for CSP and BGA packages	$2,000	50%	$65	Q3 2001	Complete

ViProbe pitch reduction	$1,600	40%	$89	4Q 2001	Cancelled(1)

Vertical space transformer	$1,500	25%	$278	3Q 2001	Cancelled(1)

Extension of P4 technology to vertical test configurations	$1,300	40%	$229	Q1 2002	Cancelled(1)

Low-force, high-density interface using P4 technology	$1,300	30%	$138	Q4 2001	Cancelled

				Q1 2001 -
All other projects combined	$1,300	10-90%	$576	Q3 2001	Various stages

(1)	The Company purchased two companies; Cerprobe Corporation (“Cerprobe”) and Probe Technology Corporation (“Probe Tech”) that design and manufacture semiconductor test interconnect solutions, in its fiscal year 2001. Subsequent to the acquisitions, the Company determined that the vertical probe technology designed and marketed by Probe Tech was superior to the vertical probe technology of Cerprobe. The Company then shifted its R&D efforts to further enhancement of the Probe Tech vertical probe technology and cancelled the R&D projects at Cerprobe that were enhancing the Cerprobe vertical probe technology. The R&D projects identified by (1) in the above table were Cerprobe projects that were cancelled due to the shift in focus to the Probe Tech vertical probe

Kulicke & Soffa Industries Inc.
Management’ Discussion and Analysis
March 31, 2002

technology. The Company expects the future revenue from the Probe Tech vertical probe technology will replace the anticipated revenue from the Cerprobe vertical probe R&D projected that have been cancelled.

Asset Impairment

In the second quarter of fiscal 2002, we recorded an asset impairment of $4.9 million related to the cost of certain software which was made redundant by a new company-wide integrated information system and the write-off of other assets that were associated with the leased facilities to be exited as a result of the facility consolidation.

Loss from Operations

The loss from operations for the three months ended March 31, 2002 was $56.5 million as compared to $24.6 million for the comparable period in the prior year. The loss from operations for the six months ended March 31, 2002 was $78.0 million as compared to $38.2 million for the same period in fiscal 2001. The operating loss in the three and six months ended March 31, 2002 was due primarily to the lower sales and associated gross profit, principally in the equipment segment, the inventory write-off of $13.3 million, the asset impairment of $4.9 million and the resizing charge of $11.3 million. The operating loss for the three months ended March 31, 2001 was due primarily to weakness in the semiconductor industry and the resizing charge of $1.7 million, inventory write-off of $6.5 million and the write-off of the inventory step-up of $2.4 million. The operating loss for the six months ended March 31, 2001 was due primarily to weakness in the semiconductor industry and the write-off of in process research and development of $11.7 million, the resizing charge of $1.7 million, the inventory write-off of $7.9 million and the write-off of the inventory step-up of $4.2 million.

Interest

Interest income in the second quarter of fiscal 2002 was $1.0 million, a decline of $0.8 million from the $1.8 million reported for the same period in the prior year. Year-to-date interest income was $2.4 million as compared to $5.7 million in the prior year. The lower interest income for the three and six months ended March 31, 2002 was due primarily to lower interest rates on our short-term investments in fiscal 2002 as compared to fiscal 2001. Interest expense for the quarter ended March 31, 2002 increased to $4.3 million from $3.4 million in fiscal 2001, and for the six months ended March 31, 2002 increased to $9.2 million from $6.1 million for the same period in fiscal 2001. The increase in interest expense is due principally to the issuance of the $125.0 million principal 5 1/4% Convertible Subordinated Notes due 2006 in the fourth quarter of fiscal 2001.

Other Income

In fiscal 2000, we experienced a fire in our bonding tools facility which resulted in a temporary shutdown of the facility and subsequent lower production levels. We subsequently filed a claim under our property insurance policy for the damages suffered from the fire. In fiscal 2001, we recorded other income of $8.0 million in the three months ended March 31, 2001 as the result of a cash settlement of this claim which represents a the portion of the $13.0 million settlement that we determined was associated with the temporary closure of the facility and subsequent lower production levels.

Cumulative Effect of Change in Accounting Principle

We adopted SAB 101, Revenue Recognition in Financial Statements, in the first quarter of fiscal 2001, resulting in a cumulative effect of a change in accounting principle of $8.2 million, net of taxes of $4.4 million. The cumulative effect reflects sales that were deferred upon adoption of the standard. In the quarter and six months ended March 31, 2002, $1.0 million and $4.2 million, respectively, of sales were recognized that were included in our cumulative effect adjustment.

Kulicke & Soffa Industries Inc.
Management’ Discussion and Analysis
March 31, 2002

Tax Benefit

Our effective tax rate for fiscal 2002 is expected to approximate 28.0%, up slightly from the 27.3% effective tax rate in fiscal 2001. The fiscal 2002 effective rate is higher than the effective rate in fiscal 2001 due primarily to the impact of the 2001 write-off of in-process research and development for which no benefit was recorded. Our effective tax rate in fiscal 2002 is also favorably impacted by tax incentives in Singapore and Israel.

Minority Interest in Net Loss of Subsidiary

In the three and six months ended March 31, 2002, we recorded minority interest of $4 thousand and $10 thousand, respectively reflecting the minority interest in certain foreign investments in the Test division, compared to the $86 thousand and $328 thousand for the three and six months ended March 31, 2001, respectively. The minority interest was higher in fiscal 2001 due primarily to our former joint venture partner’s share of the loss incurred at Flip Chip which was recorded in the same periods in the prior year.

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

SFAS 144. In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. We are currently reviewing the provisions of this Statement but do not expect that the adoption of SFAS 144 will have a significant impact on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, cash, cash equivalents and investments totaled $166.1 million, compared to $202.9 million at September 30, 2001.

Cash used by operating activities totaled $27.8 million in the six months ended March 31, 2002, compared with cash provided by operating activities totaling $64.0 million during the same period in fiscal 2001. The cash used in operating activities in fiscal 2002 was primarily due to the net loss reported in the period.

Cash used by investing activities totaled $1.6 million in the six months ended March 31, 2002, compared to $259.0 million in the same period in the prior year. In fiscal 2002, the investing activities consisted principally of proceeds from sale of investments, offset by purchases of investments and capital expenditures. In the second quarter of fiscal 2002, $7.2 million of our $9.5 million of capital expenditures was for software licenses for the installation of a company-wide information system that will complete our state-of-the-art e-commerce capabilities as well as integrate all of our facilities and businesses into one unified management information system. We expect to spend an additional $30.0 million for capital over the next three years to fully implement this integrated information system. In addition, we announced plans to build a facility in China to manufacture capillaries, saw blades and selected test products. We expect to spend approximately $13.5 million to build and outfit the facility over the next year. In

Kulicke & Soffa Industries Inc.
Management's Discussion and Analysis
March 31, 2002

fiscal 2001, we acquired Cerprobe and Probe Tech and invested $38.5 million in additional manufacturing capacity at Flip Chip and in our packaging material businesses, and information technology to develop corporate wide e-business capabilities. In November 2000, we completed a tender offer for 100% of the 9,575,270 outstanding shares of Cerprobe for $20 per share resulting in a cash purchase price (before the assumption of liabilities and transaction costs) of $191.5 million. In December 2000, we purchased for cash all the outstanding shares of Probe Tech (before the assumption of liabilities and transaction costs) for $64.0 million. Cash used for the acquisitions of Cerprobe and Probe Tech was $217.4 million and $62.5 million, respectively, net of cash acquired and the payment of certain acquisition related liabilities.

Net cash provided by financing activities was $772 thousand in fiscal 2002, principally due to proceeds from issuance of common stock resulting from employee stock option exercises. In fiscal 2001, we borrowed $58.0 million under our then existing revolving credit agreement, using $55.0 million of the proceeds of that borrowing to partially fund our acquisition of Probe Tech.

At March 31, 2002, the fair value of our $175.0 million 4 3/4% Convertible Subordinated Notes was $189.2 million, and the fair value of our $125.0 million 5 1/4% Convertible Subordinated Notes was $159.0 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities.

In February 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $250.0 million. The SEC has not yet declared the registration statement effective.

We have certain obligations and contingent payments under various arrangements at March 31, 2002 as follows:

		Amounts			Amounts
		due in	Amounts	Amounts	due in
		less than	due in	due in	more than
	Total	1 year	2-3 years	4-5 years	5 years

	(in thousands)
Contractual Obligations:

Long-term debt	$300,000	$—	$—	$300,000	$—

Capital Lease obligations	2,135	1,042	827	76	190

Operating Lease obligations*	48,161	10,310	17,009	10,382	10,460

Inventory Purchase obligations*	53,917	53,917	—	—	—

Commercial Commitments:

Accounts Receivable Securitization*	20,000	20,000	—	—	—

Standby Letters of Credit*	2,966	1,256	1,710	—	—

Total contractual obligations and commercial commitments	$427,179	$86,525	$19,546	$310,458	$10,650

*	Represents contractual amounts not reflected in the consolidated balance sheet at March 31, 2002.

Long-term debt includes the amounts due under our 4 3/4% Convertible Subordinated Notes due 2006 and our 5 1/4% Convertible Subordinated Notes due 2006. The capital lease obligations principally relate to equipment leases. The operating lease obligations at March 31, 2002 represent obligations due under various facility and capital equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

Kulicke & Soffa Industries Inc.
Management's Discussion and Analysis
March 31, 2002

In fiscal 2001, we entered into a receivable securitization program in which all domestic account receivables were transferred to KSI Funding Corporation, a “bankruptcy remote” special purpose corporation and our wholly owned subsidiary. Bankruptcy remote refers to a subsidiary that is operated and structured so that transfers of assets to it from a parent are characterized as true sales and are not available to creditors in the event of a bankruptcy of the parent until the obligations of the bankruptcy remote subsidiary are satisfied. Under the facility, KSI Funding Corporation can sell up to a $40.0 million interest in all of our domestic receivables. This facility was structured as a revolving securitization, whereby an interest in additional account receivables can be sold as collections reduce the previously sold interest. We entered into the receivable securitization program to generate additional cash flow to more closely match the cash requirements needed to manufacture our products with the cash generated from the sale of our products. The program enables us to sell a portion of our trade accounts receivables to generate cash sooner than would be expected in the normal course of our business, due to the extension of payment terms to our customers.

We account for the sale of our receivables under the provisions of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This transfer of financial assets without recourse qualifies as a sale under the provisions of SFAS 140. Upon the sale of the receivables, the receivables are removed from our consolidated balance sheet, and the cash received from the participating bank is recorded. We pay a fee to the participating bank at the bank’s A-1/P-1 commercial paper rate plus a program fee of 0.625%.

At March 31, 2002, KSI Funding Corporation had sold receivables under this agreement amounting to $20.0 million and the subordinated retained interest in its receivables was $48.0 million. Accordingly, $20.0 million of account receivables were removed from our consolidated balance sheet at March 31, 2002. Net proceeds from the transaction totaled $19.6 million in fiscal 2001. Costs associated with the securitization arrangement totaled $382 thousand, net of servicing revenues associated with the program in the six months ended March 31, 2002. Such amounts are recorded as operating expenses in the consolidated statement of operations and are primarily related to the discount and loss on sale of accounts receivables, partially offset by servicing revenue.

The standby letters of credit represent obligations of the company for security under various facility leases and employee benefit programs.

We believe that anticipated cash flows from operations, our working capital, and accounts receivable securitization program will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which we may elect to pursue.

RISK FACTORS

The semiconductor industry as a whole is volatile with sharp periodic downturns and slowdowns

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

Kulicke & Soffa Industries Inc.
Management's Discussion and Analysis
March 31, 2002

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

Kulicke & Soffa Industries Inc.
Management's Discussion and Analysis
March 31, 2002

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

We may not be able to rapidly develop and manufacture new and enhanced products required to maintain or expand our business

We believe that our continued success will depend on our ability to continuously develop and manufacture or acquire new products and product enhancements on a timely and cost-effective basis. We also must introduce these products and product enhancements into the market in response to customers’ demands for higher performance assembly equipment, leading-edge materials and for test interconnect solutions customized to address rapid technological advances in IC and capital equipment designs. Our competitors may develop enhancements to or future generations of competitive products that will offer superior performance, features and lower prices that may render our products non-competitive. The development and commercialization of new products may require significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner or at a price that will satisfy our customers’ future needs or achieve market acceptance.

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

Advanced packaging technologies other than wire bonding may render some of our products obsolete and our strategy for pursuing these other technologies may be costly and ineffective

Advanced packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional die and wire bonding. These technologies include flip chip and wafer scale packaging. In general, these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. For some devices, these advanced technologies have largely replaced wire bonding. We cannot assure you that the semiconductor industry will not, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above. If a significant shift to advanced technologies were to occur, demand for our wire bonders and related packaging materials and test interconnect solutions would diminish.

Kulicke & Soffa Industries Inc.
Management's Discussion and Analysis
March 31, 2002

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

A decline in demand for any of our products could cause our revenues to decline significantly

Our wire bonders comprised over 50% of our net sales. If demand for, or pricing of, our wire bonders, advanced packaging technology or test interconnect solutions declines because our competitors introduce superior or lower cost systems, the semiconductor industry changes or because of other events beyond our control, our business, financial condition and operating results could be materially and adversely affected.

Because a small number of customers account for most of our sales, our revenues could decline if we lose any significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of semiconductor assembly equipment, packaging materials, test interconnect solutions and flip chip bumping services and technology. Sales to a relatively small number of customers account for a significant percentage of our net sales. In fiscal 2001, no customer accounted for more than 10% of our net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering and Amkor Technologies accounted for 15% and 10% of our net sales, respectively. In fiscal 1999, no customer accounted for more than 10% of total net sales.

We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future. If we lose orders from a significant customer, or if a significant customer reduces its orders substantially, these losses or reductions will materially and adversely affect our business, financial condition and operating results.

Kulicke & Soffa Industries Inc.
Management's Discussion and Analysis
March 31, 2002

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

Kulicke & Soffa Industries Inc.
Management’s Discussion and Analysis
March 31, 2002

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

We sell most of our products to customers that are located outside of the United States, we have substantial manufacturing operations located outside of the United States, and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 67% of our sales for the six months ended March 31, 2002, 62% of our net sales for fiscal 2001 and 91% of our net sales for fiscal 2000 were attributable to sales to customers for delivery outside of the United States. The lower percentage of international sales in fiscal 2002 and 2001 was due primarily to the sales of the test interconnect products which are more concentrated in the United States. We expect our sales outside of the United States to continue to represent a large portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. We also rely on non-United States suppliers for materials and components used in the equipment that we sell and we maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. We manufacture substantially all of our automatic ball bonders in Singapore, and we are planning to build a facility in China to manufacture capillaries, saw blades and selected test fixtures. In addition, we rely on independent foreign distribution channels for certain product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, such as risks of war and civil disturbances or other events that may limit or disrupt markets; expropriation of our foreign assets; longer payment cycles in foreign markets; international exchange restrictions; the difficulties of staffing and managing dispersed international operations; tariff

Kulicke & Soffa Industries Inc.
Management’s Discussion and Analysis
March 31, 2002

and currency fluctuations; changing political conditions; foreign governments’ monetary policies; and less protective foreign intellectual property laws.

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

Kulicke & Soffa Industries Inc.
Management’s Discussion and Analysis
March 31, 2002

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

Some of our customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership (the “Lemelson Foundation”), in which the Lemelson Foundation claims that certain manufacturing processes used by those customers infringe patents held by the Lemelson Foundation. We have never been named a party to any such litigation. Some customers have requested that we indemnify them to the extent their liability for these claims arises from use of our equipment. We do not believe that products sold by us infringe valid Lemelson patents. If a claim for contribution was brought against us, we believe we would have valid defenses to assert and also would have rights to contribution and claims against our suppliers. We have never incurred any material liability with respect to the Lemelson claims or any other pending intellectual property claim and we do not believe that these claims will materially and adversely affect our business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim that might be made, however, is uncertain and we cannot assure you that the resolution of any such claim will not materially and adversely affect our business, financial condition and operating results.

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

Kulicke & Soffa Industries Inc.
Management’s Discussion and Analysis
March 31, 2002

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

We may be unable to generate enough cash to service our debt

Our ability to make payments on our indebtedness, and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. This, to some extent, is subject to the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. If our current convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $14.9 million through fiscal 2005, $14.1 million in fiscal 2006 and $1.7 million in fiscal 2007 on our $300.0 million of convertible subordinated notes. Principal payments of $175.0 million and $125.0 million in fiscal 2006 and fiscal 2007, respectively. Accordingly, we cannot assure you that our business will generate sufficient cash flow to service our debt. In addition, our gold supply agreement contains restrictions on the ability of certain of our subsidiaries to declare and pay dividends to us.

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

Our stock price has been and is likely to continue to be highly volatile, which may make the common stock difficult to resell at attractive times and prices

In recent years, the price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe and have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of factors, including:

•	quarter to quarter variations in our operating results;

•	shortfalls in our revenue or earnings from levels expected by securities analysts;

•	announcements of technological innovations or new products by us or other companies; and

•	slowdowns or downturns in the semiconductor industry.

Kulicke & Soffa Industries Inc.
March 31, 2002

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $39.8 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 100 basis points, there would be no material or adverse affect on our business, financial condition or operating results.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders of the Company was held on February 12, 2002. At this meeting, Messrs. John A. O’Steen and MacDonell Roehm, Jr. were reelected to the Board of Directors of the Company for terms expiring at the 2006 annual meeting. In such election, 46,898,256 votes were cast for Messrs. O’Steen and Roehm, Jr. Under Pennsylvania Law, votes cannot be cast against a candidate. Proxies filed by the holders of 160,818 shares at the 2002 Annual Meeting withheld authority to vote for Messrs. O’Steen and Roehm, Jr.

Lastly, 46,648,681 shares were voted in favor of the reappointment of PricewaterhouseCoopers LLP as independent accountants of the Company to serve until the 2003 Annual Meeting, and 328,420 shares were voted against such proposal. Proxies filed by the holders of 90,561 shares at the 2002 Annual Meeting instructed the proxy holders to abstain from voting in such proposal.

There were no ‘broker non votes’ received at the 2002 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

The Company filed a current report on Form 8-K on February 15, 2002 making an Item 5 disclosure announcing the Company’s filing of a shelf registration statement on Form S-3 which would permit the Company, from time to time, to offer and sell various types of securities, including common stock, preferred stock, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $250 million. A copy of the press release announcing the Company’s intention to file this registration statement was filed as Exhibit 99.1 and incorporated in this report by reference.

The Company filed a current report on Form 8-K on April 18, 2002 making an Item 5 disclosure regarding the Company’s financial results for the second fiscal quarter ended March 31, 2002. A copy of the Company’s earnings press release was filed as exhibit 99.1 and incorporated in this report by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 15, 2002	By: CLIFFORD G. SPRAGUE

Clifford G. Sprague Senior Vice President, Chief Financial Officer (Principal Financial Officer)