Form 10-Q
period 2002-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 2002-08-14
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(Registrant’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [   ].

As of July 31, 2002, there were 49,336,497 shares of the Registrant’s Common Stock, Without Par Value outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10-Q JUNE 30, 2002

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets September 30, 2001 and June 30, 2002	3

	Consolidated Statements of Operations Three and Nine Months Ended June 30, 2001 and 2002	4

	Consolidated Statements of Cash Flows Nine Months Ended June 30, 2001 and 2002	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6-16

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-44

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

PART II.	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	45

Signatures		46

PART I. Financial Information

Item 1. Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	June 30,
	2001	2002

		(unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$155,036	$96,990

Short-term investments	47,892	35,253

Accounts and notes receivable, (net of allowance for doubtful accounts: 9/30/01 - $6,242; 6/30/02 - $6,173)	79,305	94,185

Inventories, net	74,364	55,776

Prepaid expenses and other current assets	9,013	11,549

Deferred income taxes	15,282	11,634

TOTAL CURRENT ASSETS	380,892	305,387

Property, plant and equipment, net	127,952	112,591

Intangible assets, (net of accumulated amortization: 9/30/01 - $9,416; 6/30/02 - $16,857)	103,525	79,031

Goodwill	150,474	166,183

Other assets	14,583	30,314

TOTAL ASSETS	$777,426	$693,506

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes payable and current portion of long term debt	$753	$678

Accounts payable	51,420	57,277

Accrued expenses	48,965	51,026

Income taxes payable	14,399	3,352

TOTAL CURRENT LIABILITIES	115,537	112,333

Long term debt	301,511	300,938

Other liabilities	13,777	13,824

Deferred taxes	8,054	—

TOTAL LIABILITIES	438,879	427,095

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:

Common stock, without par value	193,058	199,288

Retained earnings	155,012	75,902

Accumulated other comprehensive loss	(9,523)	(8,779)

TOTAL SHAREHOLDER’S EQUITY	338,547	266,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$777,426	$693,506

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,

	2001	2002	2001	2002

Net Sales	$134,358	$132,418	$437,212	$342,490

Cost of goods sold	92,348	97,398	299,577	271,451

Gross profit	42,010	35,020	137,635	71,039

Selling, general and administrative	33,378	34,278	108,399	101,201

Research and development, net	13,556	13,322	49,621	39,276

Amortization of goodwill and intangibles	6,730	2,479	16,048	7,441

Resizing costs	—	2,104	1,709	13,387

Asset impairment	—	—	—	4,890

Purchased in-process research and development	—	—	11,709	—

Loss from operations	(11,654)	(17,163)	(49,851)	(95,156)

Interest income	1,307	783	6,997	3,219

Interest expense	(3,481)	(4,367)	(9,591)	(13,553)

Other income	—	—	8,016	—

Loss before income taxes	(13,828)	(20,747)	(44,429)	(105,490)

Income tax benefit	(4,691)	(2,645)	(11,271)	(26,370)

Loss before minority interest and cumulative effect of change in accounting principle	(9,137)	(18,102)	(33,158)	(79,120)

Cumulative effect of change in accounting principle, net of tax	—	—	(8,163)	—

Minority interest in net loss of subsidiary	15	—	343	10

Net loss	$(9,122)	$(18,102)	$(40,978)	$(79,110)

Net loss excluding cumulative effect of change in accounting principle per share:

Basic	$(0.19)	$(0.37)	$(0.67)	$(1.61)

Diluted	$(0.19)	$(0.37)	$(0.67)	$(1.61)

Cumulative effect of change in accounting principle, net of tax per share:

Basic	$—	$—	$(0.17)	$—

Diluted	$—	$—	$(0.17)	$—

Net loss per share:

Basic	$(0.19)	$(0.37)	$(0.84)	$(1.61)

Diluted	$(0.19)	$(0.37)	$(0.84)	$(1.61)

Weighted average common shares outstanding:

Basic	48,929	49,263	48,829	49,148

Diluted	48,929	49,263	48,829	49,148

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(40,978)	$(79,110)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	40,143	33,877

Purchased in-process research and development	11,709	—

Resizing costs	1,709	13,387

Asset impairment	—	4,890

Minority interest in net loss of subsidiary	(343)	(10)

Deferred taxes	(17,271)	(21,011)

Changes in components of working capital, net	73,793	(12,680)

Other, net	4,519	2,960

Net cash provided (used) by operating activities	73,281	(57,697)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investments classified as available for sale	100,240	46,343

Purchases of investments classified as available for sale	(40,149)	(33,834)

Purchases of property, plant and equipment	(44,421)	(15,449)

Proceeds from sale of fixed assets	—	185

Purchase of Flip Chip equity units	(5,000)	—

Purchase of Cerprobe Corp., net of cash received	(216,409)	—

Purchase of Probe Technology Corp., net of cash received	(62,512)	1,472

Net cash used in investing activities	(268,251)	(1,283)

CASH FLOW FROM FINANCING ACTIVITIES:

Net proceeds from borrowings	58,000	—

Payments on borrowings	(6,598)	(648)

Proceeds from issuance of common stock	1,111	1,582

Proceeds from sale of receivables	20,000	—

Net cash provided by financing activities	72,513	934

Changes in cash and cash equivalents	(122,457)	(58,046)

Cash and cash equivalents at beginning of period	211,489	155,036

Cash and cash equivalents at end of period	$89,032	$96,990

CASH PAID DURING THE PERIOD FOR:

Interest	$11,187	12,599

Income taxes	$4,348	5,868

The accompanying notes are an integral part of these financial statements.

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2002, and the results of its operations for the three and nine month periods ended June 30, 2001 and 2002 and its cash flows for the nine month periods ended June 30, 2001 and 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

NOTE 2 — ACCOUNTING PRONOUNCEMENTS

SFAS 142. Effective October 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives will no longer be amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually.

The Company has completed the required transitional impairment testing of intangible assets, and based upon those analyses, the Company did not identify any impairment charges as a result of adoption of this standard. The Company has reviewed its business and determined that there are five reporting units which will be reviewed for impairment in accordance with the standard – the reporting units are included within three of the Company’s business segments, the packaging materials segment, the advanced packaging technology segment and the test segment. Included within the packaging materials segment are two reporting units, the bonding wire and saw blade businesses, and included in the advanced packaging technology segment are two reporting units, the substrate and flip chip businesses. The test segment is the Company’s final reporting unit. There is no goodwill associated with the Company’s equipment segment.

The following table outlines the components of goodwill and intangible assets by business segment at June 30, 2002 after adoption of the standard:

		Advanced
	Packaging	Packaging
	Materials	Technology	Test
	Segment	Segment	Segment	Total

	(in thousands)
Goodwill	$31,980	$5,570	$128,633	$166,183

Intangible Assets:

Customer accounts	—	—	34,592	34,592

Complete technology	—	1,206	43,233	44,439

Intangible assets, net of amortization	—	1,206	77,825	79,031

Balance, June 30, 2002	$31,980	$6,776	$206,458	$245,214

Upon adoption of the standard, the Company reclassified $17.2 million of intangibles relating to an acquired workforce in the test segment into goodwill. In the quarter ended June 30, 2002, the Company

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

reduced goodwill associated with the test segment by $1.5 million reflecting the settlement of a purchase price dispute with the former owners of Probe Technology. Other than this item, and the adoption reclassification above, there were no other changes in the carrying value of goodwill.

The changes in the value of goodwill from September 30, 2001 to June 30, 2002 appears below:

Nine Months
Ended
June 30,
2002

(unaudited)
(in thousands)
Goodwill balance as of September 30, 2001	$150,474

Reclassifications of intangibles upon adoption of SFAS 142	17,181

Adjustment of purchase price related to Probe Tech settlement	(1,472)

Goodwill balance as of June 30, 2002	$166,183

The gross carrying amount and accumulated amortization of the intangible assets at June 30, 2002 are as follows:

	Gross Carrying	Accumulated	Total Net
	Amount	Amortization	Book Value

	(in thousands)
Customer Accounts	$41,100	$6,508	$34,592

Complete Technology	54,788	10,349	44,439

Total	$95,888	$16,857	$79,031

The aggregate amortization expense related to these intangible assets for the three months and nine months ended June 30, 2002 was $2.5 million and $7.4 million, respectively ($2.5 million and $5.9 million for the three and nine months ended June 30, 2001). The aggregate amortization expense for the fiscal years ending September 30 is estimated to be as follows: $9.9 million in fiscal 2002 and 2003, $9.6 million in fiscal 2004 and $9.2 million in fiscal 2005 and 2006.

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	June 30,	June 30,
	2001	2002

	(in thousands,
	except per share data)
Reported net loss, before adoption of SFAS 142	$(40,978)	$(79,110)

Addback:

Goodwill amortization, net of tax of $3,395	6,740	—

Pro forma net loss	$(34,238)	$(79,110)

Net loss per share, as reported:

Basic	$(0.84)	$(1.61)

Diluted	$(0.84)	$(1.61)

Goodwill amortization, net of tax per share:

Basic	$0.14	$—

Diluted	$0.14	$—

Pro forma net loss per share:

Basic	$(0.70)	$(1.61)

Diluted	$(0.70)	$(1.61)

The Company’s annual earnings per share is expected to increase by approximately $.35 per share as a result of the adoption of this standard.

SFAS 143. In August 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets which is effective for fiscal years beginning after June 15, 2002. The Standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. The Company is currently reviewing the provisions of this Statement but does not expect that the adoption of SFAS 143 will have a significant impact on its financial position and results of operations.

SFAS 144. In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The Company is currently reviewing the

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

provisions of this Statement but does not expect that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

SFAS 145. In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 and FASB No. 64, FASB 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, however, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria of paragraph 20 of APB 30, Reporting the results of operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, the Statement amends SFAS 13 to eliminate an inconsistency between the accounting for sale leaseback transactions and certain lease modifications that have economic effects that are similar to sale leaseback transactions. The standard will be effective for transactions occurring after May 15, 2002. The Company is currently reviewing the provisions of this Statement but does not expect the adoption of SFAS 145 will have a significant impact on its financial position and results of operations.

SFAS 146. In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing the provisions of this Statement.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	June 30,
	2001	2002

	(in thousands)
Raw materials and supplies	$60,870	$41,284

Work in process	21,185	18,554

Finished Goods	21,418	16,956

	103,473	76,794

Inventory reserves	(29,109)	(21,018)

	$74,364	$55,776

NOTE 4 — EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of employee stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, the after-tax amount of interest expense recognized in the period associated with the convertible subordinated notes is added back to net income

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

(loss) as if the convertible securities had been converted to common shares at the beginning of the period. For the three and nine month periods ended June 30, 2001 and 2002, the exercise of stock options and the conversion of the convertible securities were not assumed since their conversion to common stock would have an anti-dilutive effect on net loss per share.

Due to the Company’s net loss for the three month and nine month periods ended June 30, 2001 and 2002, potentially dilutive securities are deemed to be anti-dilutive. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) was 8,946,000 and 8,603,000, respectively, for the three and nine month periods ended June 30, 2001 and 15,319,000 and 15,394,000 for the three and nine months ended June 30, 2002.

NOTE 5 – ACQUISITIONS

In fiscal 2001, the Company acquired Cerprobe Corporation and Probe Technology Corporation. The businesses of Cerprobe and Probe Tech have been combined to form the Test Division. Refer to Note 2 of the Company’s Form 10-K for the year ended September 30, 2001 for a description of the businesses acquired and the allocation of the purchase price. The pro forma results for the nine months ended June 30, 2001 are not material.

NOTE 6 – RESIZING AND ASSET IMPAIRMENT

Resizing

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two years. In reaction to the prolonged industry downtown the Company has been resizing its cost structure to keep it in line with current and anticipated revenue levels.

Charges in Fiscal Year 2002

In the third quarter of fiscal 2002, the Company announced a resizing plan to reduce headcount and consolidate manufacturing in its test division. The resizing plan was a result of the Company’s decision to move towards a 24 hour per day manufacturing model in its major U.S. wafer test facility, which will provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, the Company will move manufacturing of wafer test products from its Gilbert, Arizona facility and an Austin, Texas facility to its San Jose, California and Dallas, Texas facilities and from its Kaohsuing, Taiwan facility to its Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At June 30, 2002, two of the 149 positions have been eliminated. The remaining positions will be terminated in the fourth quarter of fiscal 2002 through the third quarter of fiscal 2003. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure, costs required to restore the production facilities to their original state, and the write-off of building improvements associated with these facilities. Both facilities will be closed in the fourth quarter of fiscal 2002.

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

The table below details the spending and activity related to the resizing plan initiated in the third quarter of fiscal 2002:

	Severance and Benefits	Commitments	Total

	(in thousands)
Third Quarter 2002 Charge

Provision for resizing	$1,652	$452	$2,104

Satisfaction of obligations	—	—	—

Balance, June 30, 2002	$1,652	$452	$2,104

In the second quarter of fiscal 2002, the Company announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, the Company recorded a charge of $11.3 million, consisting of severance and benefits of $9.7 million for 372 positions that are being eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China and the move of the Company’s microelectronics products to Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan. At June 30, 2002, 177 positions remain to be terminated through the first quarter of fiscal 2003. The severance accrual will be paid out during the remainder of fiscal 2002 and the first half of fiscal 2003, and the commitments will be substantially completed in the second quarter of fiscal 2003, but will continue into future years as a result of contractual agreements.

As a result of the functional realignment, the Company terminated employees at all levels of the organization from factory workers to vice presidents. The organizational change shifts management of the Company’s businesses to functional (i.e., sales, manufacturing, research and development, etc.) areas across product lines rather than by product line. For example, research and development activities for the equipment and packaging materials businesses are now controlled and coordinated by one corporate vice president under the functional organizational structure, rather than separately by each business unit. This structure provides for a more efficient allocation of human and capital resources to achieve corporate R&D initiatives.

In the second quarter, the Company closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore, whose operations were absorbed into other Company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit date that is associated with these closed test facilities. The Company also announced the closure of a dicing blade manufacturing facility in California, which will be closed in connection with the relocation of certain production to China. This relocation plan will provide the Company’s customers with more focused and efficient service and support, closer to their physical location. While the Company believes its cost structure will be reduced by transitioning production from the United States to less expensive sites in Asia, the cost savings will be temporarily offset by costs associated with the transition and training. For example, savings from reduced payroll, depreciation and lease costs would be partially offset by the initial start-up and operational costs of the Company’s planned facility in China. The amount and timing of these additional costs is not fully known at this time.

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

The table below details the spending and activity related to the resizing plan initiated in the second quarter of fiscal 2002:

	Severance and Benefits		Commitments	Total

	(in thousands)
Second Quarter 2002 Charge

Provision for resizing	$9,733	(1)	$1,550	$11,283

Satisfaction of obligations	(4,658	)(1)	—	(4,658)

Balance, June 30, 2002	$5,075		$1,550	$6,625

(1) Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001 to the employees affected by the resizing plans in accordance with the Company’s annual grant of stock options to employees.

Charges in Fiscal Year 2001

In the quarter ended September 30, 2001, the Company announced a resizing plan to close a bonding wire facility in the United States, and recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, of which 5 remained to be terminated at June 30, 2002. Also in the fourth quarter of fiscal 2001, the Company recorded an increase to goodwill of $0.8 million in connection with the acquisition of Probe Tech for additional lease costs associated with the elimination of four duplicate facilities in the United States. The remaining positions will be eliminated in the fourth quarter of fiscal 2002, and the cash payments for commitments will continue into fiscal 2003 due to the contractual obligations under those leases.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing plan during fiscal 2001 and the current fiscal year:

	Severance and Benefits	Commitments	Total

	(in thousands)
Fourth Quarter 2001 Charge

Provision for resizing	$2,457	$—	$2,457

Acquisition restructuring	—	840	840

Satisfaction of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895

Satisfaction of obligations	(1,354)	(640)	(1,994)

Balance, June 30, 2002	$701	$200	$901

In the quarter ended March 31, 2001, the Company announced a 7.0% reduction in its workforce. As a result, the Company recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to March 31, 2002. In connection with the Company’s acquisition of Probe Tech, the Company also recorded an increase to

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

goodwill for $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been substantially completed and cash payments related to this program will be finalized in the fourth quarter of fiscal 2002.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001 and the current fiscal year:

	Severance and Benefits	Commitments	Total

	(in thousands)
Second Quarter 2001 Charge

Provision for resizing	$1,709	$—	$1,709

Acquisition restructuring	84	562	646

Satisfaction of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443

Satisfaction of obligations	(73)	(310)	(383)

Balance, June 30, 2002	$21	$39	$60

Asset Impairment

In the second quarter of fiscal 2002, the Company recorded an asset impairment of $4.9 million. The write-off included a $3.6 million charge for the write-off of development and license costs of certain engineering and manufacturing software, which had not yet been completed or placed in service. In the second quarter of fiscal 2002, the Company determined that a new company-wide integrated information system would be implemented, and as a result, the existing engineering and manufacturing software would be redundant and would never be utilized. Also in the second quarter, the Company wrote-off $1.3 million related to leasehold improvements at the leased probe card manufacturing facilities in Malaysia and the United States, which were identified for closure and closed during this period.

In the fourth quarter of fiscal 2001, the Company recorded an asset impairment of $0.8 million related to the closure of a wire facility in the United States and the disposition of the associated equipment.

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 7 — COMPREHENSIVE LOSS

For the three and nine month periods ended June 30, 2001 and 2002, the components of total comprehensive loss are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,

	2001	2002	2001	2002

	(in thousands)
Net loss	$(9,122)	$(18,102)	$(40,978)	$(79,110)

Foreign currency translation adjustment	(980)	2,456	(3,951)	918

Unrealized gain / (loss) on investments, net of taxes	(157)	82	1	(174)

Other comprehensive income / (loss)	(1,137)	2,538	(3,950)	744

Comprehensive loss	$(10,259)	$(15,564)	$(44,928)	$(78,366)

NOTE 8 — OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the three and nine-month periods ended June 30, 2001 and 2002 were as follows:

FISCAL 2002:

			Advanced
		Packaging	Packaging
	Equipment	Materials	Technology	Test (1)
	Segment	Segment	Segment	Segment	Corporate	Total

			(in thousands)
Quarter ended June 30, 2002:

Net sales	$50,815	$44,754	$6,094	$30,755	$—	$132,418

Cost of goods sold	37,479	32,940	6,193	20,786	—	97,398

Gross profit	13,336	11,814	(99)	9,969	—	35,020

Operating expenses	20,615	7,133	5,539	12,315	4,477	50,079

Resizing costs	—	—	—	2,104	—	2,104

Income (loss) from operations	$(7,279)	$4,681	$(5,638)	$(4,450)	$(4,477)	$(17,163)

Nine months ended June 30, 2002:

Net sales	$123,715	$114,277	$18,322	$86,176	$—	$342,490

Cost of goods sold	108,020	86,705	19,194	57,532	—	271,451

Gross profit	15,695	27,572	(872)	28,644	—	71,039

Operating expenses	62,179	19,342	16,239	38,283	11,875	147,918

Resizing costs	6,064	736	1,104	4,900	583	13,387

Asset impairment	2,165	1,480	—	1,245	—	4,890

Income (loss) from operations	$(54,713)	$6,014	$(18,215)	$(15,784)	$(12,458)	$(95,156)

Segment assets at June 30, 2002	$141,737	$94,195	$31,739	$257,285	$168,550	$693,506

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

FISCAL 2001:

			Advanced
		Packaging	Packaging
	Equipment	Materials	Technology	Test (1)
	Segment	Segment	Segment	Segment	Corporate	Total

			(in thousands)
Quarter ended June 30, 2001: (2)

Net sales	$55,653	$33,216	$11,340	$34,149	$—	$134,358

Cost of goods sold	36,432	24,649	7,819	23,448	—	92,348

Gross profit	19,221	8,567	3,521	10,701	—	42,010

Operating expenses	21,831	6,246	6,126	15,584	3,877	53,664

Income (loss) from operations	$(2,610)	$2,321	$(2,605)	$(4,883)	$(3,877)	$(11,654)

Nine months ended June 30, 2001: (2)

Net sales	$195,824	$121,355	$29,001	$91,032	$—	$437,212

Cost of goods sold	124,792	87,873	24,288	62,624	—	299,577

Gross profit	71,032	33,482	4,713	28,408	—	137,635

Operating expenses	82,194	22,398	19,421	38,441	$11,614	174,068

Resizing costs	1,424	254	—	—	31	1,709

Purchased in-process research and development	—	—	—	11,709	—	11,709

Income (loss) from operations	$(12,586)	$10,830	$(14,708)	$(21,742)	$(11,645)	$(49,851)

Segment assets at September 30, 2001	$155,220	$86,113	$38,260	$270,506	$227,327	$777,426

(1)	Comprised of the activities of Cerprobe Corporation and Probe Technology Corporation. The Company acquired Cerprobe in November 2000 and Probe Technology in December 2000. The results of both companies, from the date of acquisition are included in loss from operations for the three and nine month periods ended June 30, 2001 and 2002 but are not included in the operating results of the Company for any period preceding their respective dates of acquisition.

(2)	Restated for the adoption of SAB 101.

NOTE 9 – INTELLECTUAL PROPERTY CONTINGENCY

Occasionally, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In these cases, the Company will defend against claims or negotiate licenses where it considers these actions appropriate. In addition, some of the Company’s customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership (the “Lemelson Foundation”), in which the Lemelson Foundation claims that certain manufacturing processes used by those customers infringe patents held by the Lemelson Foundation. The Company has never been named a party to any such litigation. Some of the Company’s customers have requested that the Company indemnify them to the extent their liability for these claims arises from use of the Company’s equipment. The Company does not believe that products sold by it infringe valid Lemelson patents. If a claim for contribution was brought against the Company, management believes the Company would have valid defenses to assert and also would have rights to contribution from and claims against its suppliers.

Kulicke and Soffa Industries, Inc.
Notes to Consolidated Financial Statements
June 30, 2002

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

NOTE 10 – SUBSEQUENT EVENTS

Termination of Receivable Securitization Program

On July 19, 2002, the Company terminated its accounts receivable securitization program and paid $20.0 million to repurchase previously sold accounts receivable. The Company financed the majority of the $20.0 million repurchase by selling certain other long term accounts receivable, that were supported by letters of credit, to a bank at a discount.

Resizing Charges in the Fourth Quarter of Fiscal 2002

In response to a slower than expected recovery in the semiconductor cycle, the Company will further reduce its cost structure with an additional workforce reduction in the fourth quarter ended September 30, 2002. The number of employees affected and costs associated with these reductions are currently being determined and are not known at this time.

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expenses and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials;

•	the anticipated development, production and licensing of our advanced packaging technology;

•	the successful operation of acquisitions and expected growth rates for these companies;

•	the projected continuing demand for wire bonders; and

•	the anticipated growing importance of the flip chip assembly process in high-end market segments.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 6 to 16 of this Form 10-Q for a full understanding of our financial position and results of operations for the three and nine month periods ended June 30, 2002.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and a broad range of fixtures (used to test semiconductor wafers and devices), as well as apply solder bumps to silicon wafers (referred to as flip chip bumping) for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment, license our flip chip bumping process technology and manufacture and market advanced substrates. These substrates consist of multiple layers of laminate applied to a core substrate that enables dense electrical connections (referred to as high density interconnect substrates).

We sell our products to semiconductor device manufacturers and contract manufacturers which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 62% of net sales for fiscal 2001 and 65% of net sales for the nine months ended June 30, 2002, and are expected to continue to represent a substantial portion of our future revenues. To support our international sales, we currently have significant manufacturing operations in the United States, Israel and Singapore, sales facilities in the United States, France, Germany, Hong Kong, Japan, Korea, Malaysia, the Philippines, Scotland, Singapore, Taiwan and Thailand, and applications labs in the United States, Singapore, Japan, Israel and Taiwan.

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

The semiconductor industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two years. During the third quarter, the outlook for the semiconductor industry appeared to be improving and we believed that the industry was stabilizing. However, end use demand for electronics products continues to be sluggish and customer visibility is poor across the semiconductor and semiconductor capital equipment industries. The outlook for our business remains very uncertain for the near term as we are seeing slowdowns in new orders for most of our product offerings. We expect revenues in our fourth fiscal quarter ending September 30, 2002 to be $105.0 - $115.0 million and our backlog at September 30, 2002 to be below the June 30, 2002 level. Our backlog of customer orders at June 30, 2002 was $66.0 million compared to $49.0 million at September 30, 2001.

In February 2002, we implemented a functional organizational structure with certain disciplines combined across product lines. This replaced a traditional product-focused organization and will allow better integration of our various product offerings and at a lower cost. Under this model, marketing, engineering, manufacturing, and customer operations will operate with responsibility for all equipment, packaging materials and test interconnect products. Excluded from this model are the flip chip and substrate divisions, which will continue to operate as separate business units.

This functional realignment supports a parallel decision to establish a supply chain in China for our ball bonder products and to shift a portion of the manufacturing of capillaries, saw blades and selected test products to a facility outside of Shanghai, China. In addition, the manufacturing for our microelectronics products will be moved from Willow Grove, Pennsylvania to the ball bonder manufacturing facility in Singapore. The transfer of microelectronics products is expected to be completed later this year; the China facility is expected to be fully operational by late 2003. We expect to incur duplicate operation and transition costs associated with the move of manufacturing to China and Singapore until such time as the new China facility and our Singapore facility are fully qualified and operational.

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

In the third quarter, we recorded a resizing charge of $2.1 million related to the consolidation of facilities in the test division. The charge consisted of severance and employee benefits provided to employees whose positions would be terminated as a result of the consolidation, and the continuing lease costs at two facilities in the United States and Taiwan which will be closed in the fourth quarter of fiscal 2002.

In the fourth quarter, we will further reduce our cost structure with an additional workforce reduction. The number of employees affected and costs associated with these reductions are currently being determined and are not known at this time.

Our business is currently divided into four segments:

•	Equipment

We design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold, aluminum or copper, between the bonding pads on the die and the leads on the IC package to which the die has been bonded. We are the world’s largest manufacturer of wire bonders, according to VLSI Research, Inc. In fiscal 2001, we began selling the Models 8028-S and 8028-PPS automatic ball

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

bonders which, with their improved technical performance and productivity, accounted for the majority of ball bonders we sold in fiscal 2001. In fiscal 2001, we also introduced the Maxµm, our latest generation IC ball bonder, which offers up to 20% more productivity than the Model 8028-PPS ball. In the second quarter of fiscal 2002, we began shipping the Maxµm, which has been tested and qualified by several of our customers.

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

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

We believe the following accounting policies require judgements and estimates:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are also subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectability of certain receivables. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable. Our average write-off of bad debts over the past five fiscal years has been less than 0.1% of net sales.

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

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended June 30, 2002 we reported bookings of $135.0 million, an increase of 7.1% from the $126.0 million recorded in the quarter ended March 31, 2002, and an increase of 29.8% from the $104.0 million reported for the quarter ended June 30, 2001. At June 30, 2002, we had a backlog of customer orders totaling $66.0 million, an increase of 4.8% as compared to the backlog of $63.0 million at March 31, 2002. Our backlog as of any date may not be indicative of sales for any period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Sales

Net sales for the quarter ended June 30, 2002 were $132.4 million, down 1.4% compared to the same period in the prior year. Net sales in the June 30, 2002 quarter were below the prior year in all business segments except packaging materials. Equipment segment sales were down 8.7% from the prior year in the June 30, 2002 quarter due to lower sales of dicing systems and tab bonders and a lower average selling price of 8028 model ball bonders partially offset by sales of the Max µm model ball bonder, which has a higher average selling price than the 8028 models, and higher unit sales of the 8028 models. Net sales in the packaging materials segment were up 34.7% from the same quarter in fiscal 2001, due to increased demand for gold wire and expendable tools. Net sales in the advanced packaging segment were down 46.3% from the prior year due to lower bumping revenue at Flip Chip. Sales in the test segment were down 9.9% from the same period in the prior year due primarily to lower unit volume of wafer test products.

Net sales for the nine months ended June 30, 2002 were $342.5 million, down 21.7% from the $437.2 million reported for the comparable period in prior year. Year-to-date sales for the equipment segment were down 36.8%, due to a lower average selling prices for our automatic ball bonders and lower sales of dicing systems and tab bonders, partially offset by higher unit sales of automatic ball bonders. Net sales in the packaging materials segment were down 5.8% year-to-date, as compared with the prior year, primarily due to reduced demand for gold wire and expendable tools in the December 2001 quarter. Net sales in the advanced packaging segment were down 36.8% year-to-date from the prior year due primarily to lower bumping revenue at Flip Chip. In the test segment, sales were down 5.3% from the same period in the prior year; however, the nine-month period ended June 30, 2001 included only the seven months of test segment results following the acquisitions of the businesses in November and December 2000. The test segment, like all of our operating segments, has been negatively impacted by the weakness in the semiconductor industry.

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

For the three and nine months ended June 30, 2001 and 2002, the breakdown of shipments to major geographic regions is as follows:

	Three months ended		Nine months ended
	June 30,		June 30,

	2001	2002	2001	2002

North America	38.2%	36.5%	40.4%	34.7%

Asia Pacific (1)	39.3%	54.4%	42.7%	56.7%

Europe	13.2%	4.0%	11.1%	5.0%

Japan	9.3%	5.1%	5.8%	3.6%

	100.0%	100.0%	100.0%	100.0%

(1)	Includes sales to customers in Taiwan which accounted for 20% and 22% of our sales in the three and nine months ended June 30, 2002, and 17% and 12% of our sales for the three and nine months ended June 30, 2001, respectively.

Gross Profit

Gross profit decreased to $35.0 million for the quarter ended June 30, 2002 from $42.0 million in the comparable period of the prior year. The decline in gross profit in the quarter was due primarily to lower unit sales of dicing systems and tab bonders and lower average selling prices for automatic ball bonders in the equipment segment and lower sales volume at Flip Chip in the advanced packaging segment. Partially offsetting the decline in gross profit was higher unit sales of automatic ball bonders and higher unit volume of packaging materials. In the nine months ended June 30, 2002, the gross profit decreased to $71.0 million from $137.6 million for the same period in the prior year. Included in the results for the nine months ended June 30, 2002 are inventory write-offs of $13.4 million, $5.2 million of which was due to the discontinuance of a product. The inventory write-off in fiscal 2002 includes three distinct components. The largest component of the charge, amounting to approximately $7.8 million, relates to the write-off of spare parts inventories. We decided in the second quarter of fiscal 2002 to outsource our spare parts inventory management, then upon management’s review of existing inventory levels, determined that it was not cost effective or beneficial to have a third-party maintain certain identified parts. Accordingly, a charge was taken to write-off this inventory. The second component of the charge relates to the write-off of $5.2 million of inventory associated with the discontinuance of our model 7700 dual spindle saw. Annual revenue for this product over the past several fiscal years has been insignificant to our total revenues; therefore, the discontinuance of this product is not expected to have a material impact on sales, gross profit or net income. The smallest portion of the charge, amounting to $0.4 million, related to our normal excess and obsolescence reviews that are a recurring part of our normal business and ongoing operations. As of June 30, 2002, we have disposed of the majority of the written-off inventory and are in the process of disposing of the remaining written-off inventory. The inventory write-offs in fiscal 2002 should not have a significant impact on our future business or profitability. The decline in gross profit for the nine months ended June 30, 2002 was due primarily to the lower average selling price of automatic ball bonders, lower unit volumes of capillaries and bonding wire and lower sales volume of Flip Chip bumping revenue. Included in the results for the nine months ended June 30, 2001 are inventory write-offs of $7.9 million and an acquisition related inventory step-up charge of $4.2 million. The 2001 inventory write-offs relate to excess and obsolete ball bonder inventory and spare parts inventories resulting from the severe and continued downturn in the semiconductor industry.

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

Gross margin (gross profit as a percentage of sales) was 26.4% for the current quarter, as compared to 31.3% for the same period in the prior year. The decline in gross margin for the quarter is due primarily to lower margin in the equipment segment due to lower average selling price of automatic ball bonders and dicing systems. Gross margin for the nine months ended June 30, 2002 was 20.7%, as compared to 31.5% for the same period in the prior year. Year-to-date gross margin, excluding the inventory write-offs and the acquisition charge, would have been 24.6% in 2002 and 34.2% in 2001. The decline in gross margin for the nine months ended June 30, 2002 was due primarily to the lower average selling prices for automatic ball bonders, lower unit volumes of capillaries, which created inefficient factory utilization by allocating fixed factory costs over a lower level of units in production in the packaging materials segment and a negative gross profit at Flip Chip in the advanced packaging technology segment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $0.9 million or 2.7% in the three months ended June 30, 2002 as compared to the same period in the prior year. The higher SG&A expense primarily reflects $0.9 million of training and start-up expenses associated with the transfer of bonding tool manufacturing to China, $0.5 million of expense for the transfer of microelectronics products to Singapore and $0.8 million of expenses for our company-wide information system. In the nine months ended June 30, 2002, SG&A expenses decreased $7.2 million or 6.6% from the same period in the prior year, due to the ongoing cost saving initiatives which began in fiscal 2001, principally headcount and salary reductions, and the elimination of redundant facilities in our test segment. The cost saving initiatives were partially offset by the above mentioned transition costs to move certain manufacturing to Asia.

Research and Development

Net research and development (“R&D”) expense for the three months ended June 30, 2002 decreased $0.2 million from the same period in the prior year. In the nine months ended June 30, 2002, net R&D expense decreased $10.3 million or 20.8% from the same period in the prior year. The lower R&D spending in both the June 2002 quarter and the year-to-date period ended June 2002 was due primarily to a reduction in R&D spending in our equipment segment. The lower R&D spending was due to a shift in certain engineering functions to lower cost foreign subsidiaries, and the ‘push-out’ of certain future product development initiatives. Our R&D expense includes internally developed software costs, which are expensed as incurred.

Resizing Costs

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two years. In reaction to the prolonged industry downtown we have been resizing our company to keep our cost structure in line with our current and anticipated revenue levels.

         Charges in Fiscal Year 2002

In the third quarter of fiscal 2002, we announced a resizing plan to reduce headcount and consolidate manufacturing in our test division. The resizing plan was a result of our decision to move towards a 24 hour per day manufacturing model in our major U.S. wafer test facility, which will provide our customers with faster turn-around time and delivery of orders and economies of scale of our manufacturing facilities. As part of this plan, we will move manufacturing of wafer test products from an Austin, Texas facility

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

and our Gilbert, Arizona facility to our Dallas, Texas and San Jose, California facilities and from our Kaohsuing, Taiwan facility to our Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At June 30, 2002, two of the 149 positions have been eliminated. The remaining positions will be terminated in the fourth quarter of fiscal 2002 through the third quarter of fiscal 2003. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure, costs required to restore the production facilities to their original state and the write-off of building improvements associated with these facilities. Both facilities will be closed in the fourth quarter of fiscal 2002.

The table below details the spending and activity related to the resizing plan initiated in the third quarter of fiscal 2002:

	Severance and Benefits	Commitments	Total

	(in thousands)
Third Quarter 2002 Charge

Provision for resizing	$1,652	$452	$2,104

Satisfaction of obligations	—	—	—

Balance, June 30, 2002	$1,652	$452	$2,104

In the second quarter of fiscal 2002, we announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, we recorded a charge of $11.3 million, consisting of severance and benefits of $9.7 million for 372 positions that are being eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China and the move of the Company’s microelectronics products to Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan. At June 30, 2002, 177 positions remain to be terminated through the first quarter of fiscal 2003. The severance accrual will be paid out during the remainder of fiscal 2002 and the first half of fiscal 2003, and the commitments will be substantially completed in the second quarter of fiscal 2003, but will continue into future years as a result of contractual agreements.

As a result of the functional realignment, we terminated employees at all levels of the organization; from factory workers to vice presidents. The organizational change shifts management of our businesses to functional (i.e., sales, manufacturing, research and development, etc.) areas across product lines rather than by product line. For example, research and development activities for the equipment and packaging materials are now controlled and coordinated by one corporate vice president under the functional organizational structure, rather than separately by each business unit. This structure provides for a more efficient allocation of human and capital resources to achieve corporate R&D initiatives.

In the second quarter, we closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore, whose operations were absorbed into other Company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit date that is associated with these closed test facilities. We also announced the closure of a dicing blade manufacturing facility in California, which will be closed in connection with the relocation of certain

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

production to China. This relocation plan will provide our customers with more focused and efficient service and support, closer to their physical location. While we believe our cost structure will be reduced by transitioning production from the U.S. to less expensive sites in Asia, the cost savings will be temporarily offset by costs associated with the transition and training. For example, savings from reduced payroll, depreciation and lease costs would be partially offset by the initial start-up and operational costs of our planned facility in China. The amount and timing of these additional costs is not fully known at this time.

The table below details the spending and activity related to the resizing plan initiated in the second quarter of fiscal 2002:

	Severance and Benefits		Commitments	Total

	(in thousands)
Second Quarter 2002 Charge

Provision for resizing	$9,733	(1)	$1,550	$11,283

Satisfaction of obligations	(4,658	)(1)	—	(4,658)

Balance, June 30, 2002	$5,075		$1,550	$6,625

(1) Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001 to the employees affected by the resizing plans in accordance with our annual grant of stock options to employees.

         Charges in Fiscal Year 2001

In the quarter ended September 30, 2001, we announced a resizing plan to close a bonding wire facility in the United States, and recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, of which 5 remained to be terminated at June 30, 2002. Also in the fourth quarter of fiscal 2001, we recorded an increase to goodwill of $0.8 million in connection with the acquisition of Probe Tech for additional lease costs associated with the elimination of four duplicate facilities in the United States. The remaining positions will be eliminated in the fourth quarter of fiscal 2002, and the cash payments for commitments will continue into fiscal 2003 due to the contractual obligations under those leases.

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

The resizing and acquisition restructuring costs were included in accrued liabilities. The table below details the activity related to this resizing plan during fiscal 2001 and the current fiscal year:

	Severance and Benefits	Commitments	Total

	(in thousands)
Fourth Quarter 2001 Charge

Provision for resizing	$2,457	$—	$2,457

Acquisition restructuring	—	840	840

Satisfaction of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895

Satisfaction of obligations	(1,354)	(640)	(1,994)

Balance, June 30, 2002	$701	$200	$901

In the quarter ended March 31, 2001, we announced a 7.0% reduction in our workforce. As a result, we recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to March 31, 2002. In connection with our acquisition of Probe Tech, we also recorded an increase to goodwill for $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been substantially completed and cash payments related to this program will be finalized in the fourth quarter of fiscal 2002.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing plan during fiscal 2001 and the current fiscal year:

	Severance and Benefits	Commitments	Total

	(in thousands)
Second Quarter 2001 Charge

Provision for resizing	$1,709	$—	$1,709

Acquisition restructuring	84	562	646

Satisfaction of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443

Satisfaction of obligations	(73)	(310)	(383)

Balance, June 30, 2002	$21	$39	$60

Amortization of Goodwill and Intangibles

Amortization expense was $2.5 million and $7.4 million for the three and nine months ended June 30, 2002, down 63.2% and 53.6% from the comparable periods in the prior year. The lower amortization expense in fiscal 2002 was primarily the result of our adoption of SFAS 142, Goodwill and Other Intangible Assets effective October 1, 2001, which resulted in the elimination of amortization on goodwill and indefinite lived intangible assets. Intangible assets with determinable lives will continue to be

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually.

We have completed the required transitional impairment testing of intangible assets, and based upon those analyses, we did not identify any impairment charges as a result of adoption of this standard. We have reviewed our business and determined that there are five reporting units which will be reviewed for impairment in accordance with the standard – the reporting units are included within three of our business segments, the packaging materials segment, the advanced packaging technology segment and the test segment. Included within the packaging materials segment are two reporting units, our bonding wire and saw blade businesses, and included in the advanced packaging technology segment are two reporting units, the substrate and flip chip businesses. The test segment is our final reporting unit. There is no goodwill associated with our equipment segment.

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	June 30,	June 30,
	2001	2002

	(in thousands,
	except per share data)
Reported net loss, before adoption of SFAS 142	$(40,978)	$(79,110)

Addback:

Goodwill amortization, net of tax of $3,395	6,740	—

Pro forma net loss	$(34,238)	$(79,110)

Net loss per share, as reported:

Basic	$(0.84)	$(1.61)

Diluted	$(0.84)	$(1.61)

Goodwill amortization, net of tax per share:

Basic	$0.14	$—

Diluted	$0.14	$—

Pro forma net loss per share:

Basic	$(0.70)	$(1.61)

Diluted	$(0.70)	$(1.61)

Our annual earnings per share is expected to increase by approximately $0.35 per share as a result of the adoption of this standard.

The agreement governing our purchase of Probe Tech from Siegel-Robert Corp. included a provision for reducing the purchase price if Probe Tech’s actual earnings before interest, taxes, depreciation and amortization (EBITDA) were less than a projected amount. We disputed Probe Tech’s EBITDA calculation and initiated arbitration seeking a reduction in the purchase price. The arbitrator’s award reduced the purchase price by $2.4 million in the second quarter of fiscal 2002. In June 2002, we

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

received the final settlement and reduced goodwill by $1.5 million, reflecting the award, less costs incurred in the arbitration.

Purchased in-process Research and Development

In fiscal 2001, we recorded a charge of $11.7 million for in-process R&D associated with the acquisitions of Cerprobe and Probe Tech representing the appraised value of products still in the development stage that did not have a future alternative use and which had not reached technological feasibility. As part of the acquisition, we acquired sixteen ongoing R&D projects, all aimed at increasing the technological features of the existing probe cards and therefore the number of test applications for which they could be marketed. The R&D projects ranged from researching the feasibility of producing multi-die testing probes to researching the feasibility of producing probes for specialized semiconductor package (CSP and BGA) configurations. The project stage of completion ranged from 10% to 90% and all projects were due for completion and product launch by the third quarter of 2002 at prices and costs similar to the existing probe cards marketed by Cerprobe and Probe Tech.

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

The major R&D projects in process at the time of the acquisition, along with their current status and estimated time for completion are as follows:

			Estimated
			Cost to	Projected
	Value	Percentage	Complete	Project	Current
	Assigned	Complete	Project	Launch	Status of
R&D project	at Purchase	at Purchase	at Purchase	Date	Project

(dollars in thousands)
Next generation contact technology	$2,700	10%	$290	Q3 2002	In process

Socket testing capability for CSP and BGA packages	$2,000	50%	$65	Q3 2001	Complete

ViProbe pitch reduction	$1,600	40%	$89	Q4 2001	Cancelled (1)

Vertical space transformer	$1,500	25%	$278	Q3 2001	Cancelled (1)

Extension of P4 technology to vertical test configurations	$1,300	40%	$229	Q1 2002	Cancelled (1)

Low-force, high-density interface using P4 technology	$1,300	30%	$138	Q4 2001	Cancelled

All other projects combined (total of ten projects)	$1,300	10-90%	$576	Q1 2001 - Q3 2001	3 complete; 5 in process; 2 cancelled

(1)	We purchased two companies; Cerprobe Corporation (“Cerprobe”) and Probe Technology Corporation (“Probe Tech”) that design and manufacture semiconductor test interconnect solutions, in its fiscal year 2001. Subsequent to the acquisitions, we determined that the vertical probe technology designed and marketed by Probe Tech was superior to the vertical probe technology of Cerprobe. We then shifted our R&D efforts to further enhancement of the Probe Tech vertical probe technology and cancelled the R&D projects at Cerprobe that were enhancing the Cerprobe vertical probe technology. The R&D projects identified by (1) in the above table were Cerprobe projects that were cancelled due to the shift in focus to the Probe Tech vertical probe technology. We expect the future revenue from the Probe Tech vertical probe technology will replace the anticipated revenue from the Cerprobe vertical probe R&D projected that have been cancelled.

Asset Impairment

In the March 2002 quarter, we recorded an asset impairment of $4.9 million. The write-off included a $3.6 million charge for the write-off of development and license costs of certain engineering and manufacturing software, which had not yet been completed or placed in service. In the March 2002 quarter, we determined that a new company-wide integrated information system would be implemented, and as a result, the existing engineering and manufacturing software, would be redundant and never be utilized. Also in the March 2002 quarter, we wrote-off $1.3 million related to leasehold improvements at the leased probe card manufacturing facilities in Malaysia and the United States, which were identified for closure and closed during this period.

Loss from Operations

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

The loss from operations for the three months ended June 30, 2002 was $17.2 million as compared to $11.7 million for the comparable period in the prior year. The larger operating loss in the June 2002 quarter was due primarily to the lower gross profit. Additional costs associated with start-up activities in China, the move of microelectronics products to Singapore and the company-wide information system also contributed to the loss in the June 2002 quarter. The loss from operations for the nine months ended June 30, 2002 was $95.2 million as compared to $49.9 million for the same period in fiscal 2001. The larger operating loss in the nine months ended June 30, 2002 compared to the prior year was due primarily to the lower sales and associated gross profit, principally in the equipment segment, the inventory write-off of $13.3 million, the asset impairment of $4.9 million and the resizing charge of $13.4 million.

Interest

Interest income in the third quarter of fiscal 2002 was $0.8 million, a decline of $0.5 million from the $1.3 million reported for the same period in the prior year. Year-to-date interest income was $3.2 million as compared to $7.0 million in the prior year. The lower interest income for the three and nine months ended June 30, 2002 was due primarily to lower interest rates on our short-term investments in fiscal 2002 as compared to fiscal 2001. Interest expense for the quarter ended June 30, 2002 increased to $4.4 million from $3.5 million in fiscal 2001, and for the nine months ended June 30, 2002 increased to $13.6 million from $9.6 million for the same period in fiscal 2001. The increase in interest expense is due principally to the issuance of the $125.0 million principal 51/4% Convertible Subordinated Notes due 2006 in the fourth quarter of fiscal 2001.

Other Income

In fiscal 2000, we experienced a fire in our bonding tools facility which resulted in a temporary shutdown of the facility and subsequent lower production levels. We subsequently filed a claim under our property insurance policy for the damages suffered from the fire. In fiscal 2001, we recorded other income of $8.0 million in the three months ended March 31, 2001 as the result of a cash settlement of this claim which represents the portion of the $13.0 million settlement that we determined was associated with the temporary closure of the facility and subsequent lower production levels.

Cumulative Effect of Change in Accounting Principle

We adopted SAB 101, Revenue Recognition in Financial Statements, in the first quarter of fiscal 2001, resulting in a cumulative effect of a change in accounting principle of $8.2 million, net of taxes of $4.4 million. The cumulative effect reflects sales that were deferred upon adoption of the standard. In the quarter and nine months ended June 30, 2002, $1.0 million and $5.2 million, respectively, of sales were recognized that were included in our cumulative effect adjustment.

Tax Benefit

Our effective tax rate benefit for fiscal 2002 is expected to approximate 25.0%, compared to the 27.3% effective tax rate benefit in fiscal 2001. The lower expected tax rate for fiscal 2002 is due primarily to the tax provided on earned income from our Singapore equipment manufacturing subsidiary which had been previously considered permanently reinvested. In the third quarter of fiscal 2002, we determined that the earnings from the Singapore equipment manufacturing subsidiary would not be permanently reinvested and accordingly we provided US tax on all of its earnings. The 2001 effective tax rate benefit was

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

favorably impacted by the write-off of in-process research and development for which no benefit was recorded.

Minority Interest in Net Loss of Subsidiary

In the nine months ended June 30, 2002, we recorded minority interest of $10 thousand reflecting the minority interest in certain foreign investments in the test division, compared to $15 thousand and $343 thousand for the three and nine months ended June 30, 2001, respectively. The minority interest in fiscal 2001 included certain foreign investments in the test division and investments in the loss incurred at Flip Chip prior to our purchase of all remaining outstanding Flip Chip equity units.

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

SFAS 145. In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 and FASB No. 64, FASB 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, however, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria of paragraph 20 of APB 30, Reporting the results of operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, the Statement amends SFAS 13 to eliminate an inconsistency between the accounting for sale leaseback transactions and certain lease modifications that have economic effects that are similar to sale leaseback transactions. The standard will be effective for transactions occurring after May 15, 2002. We are currently reviewing the provisions of this Statement but do not expect the adoption of SFAS 145 will have a significant impact on our financial position and results of operations.

SFAS 146. In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard will be effective for exit or disposal activities that are initiated after December 31, 2002. We are currently reviewing the provisions of this Statement.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, cash, cash equivalents and investments totaled $132.2 million, compared to $202.9 million at September 30, 2001.

Cash used by operating activities totaled $57.7 million in the nine months ended June 30, 2002, compared with cash provided by operating activities of $73.3 million during the same period in fiscal 2001. The cash used by operating activities in fiscal 2002 was primarily due to the net loss reported in the period.

Cash used by investing activities totaled $1.3 million in the nine months ended June 30, 2002, compared with $268.3 million in the prior year. In fiscal 2002, the investing activities consisted primarily of proceeds from sales of investments, offset by purchases of investments and capital expenditures. In the nine months ended June 30, 2002 we recorded $15.4 million in capital expenditures, $8.8 million of which was for software licenses and application development costs associated with our initiative to implement a state of the art worldwide ERP II system. These costs were accounted for in accordance with SOP 98-1. We expect to spend approximately $30.0 million for capital over the next three years to fully implement this integrated information system. In addition, we announced plans to build a facility in China to manufacture capillaries, saw blades and selected test products. We expect to spend approximately $13.5 million to build and outfit the facility, $0.8 million of which has been spent prior to June 30, 2002. In fiscal 2001, we acquired Cerprobe and Probe Tech and invested $44.4 million in additional manufacturing capacity at Flip Chip and in our packaging materials businesses, and information technology to develop corporate wide e-business capabilities. In November 2000, we completed a tender offer for 100% of the 9,575,270 outstanding shares of Cerprobe for $20 per share resulting in a cash purchase price (before the assumption of liabilities and transaction costs) of $191.5 million. In December 2000, we purchased for cash all the outstanding shares of Probe Tech (before the assumption of liabilities and transaction costs) for $64.0 million. Cash used for the acquisitions of Cerprobe and Probe Tech was $217.4 million and $62.5 million, respectively, net of cash acquired and the payment of certain acquisition related liabilities.

Net cash provided by financing activities was $934 thousand in fiscal 2002, principally due to proceeds from issuance of common stock resulting from employee stock option exercises. In fiscal 2001, we borrowed $58.0 million under our then existing revolving credit agreement, using $55.0 million of the proceeds of that borrowing to partially fund our acquisition of Probe Tech, and we entered into an accounts receivable securitization program, selling $20.0 million of accounts receivable to a third party bank in the transaction.

At June 30, 2002, the fair value of our $175.0 million 4 3/4% Convertible Subordinated Notes was $148.1 million, and the fair value of our $125.0 million 5 1/4% Convertible Subordinated Notes was $117.3 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. On July 19, 2002, Standard & Poor’s lowered its rating on the above referenced Company Convertible Subordinated Notes to CCC+ from B- stating, “continued declines in the Company’s cash position, along

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

with expectations that recovery in the semiconductor packaging equipment industry is likely to be slower than previously expected” as their reason for the downgrade.

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

We have certain obligations and contingent payments under various arrangements at June 30, 2002 as follows:

		Amounts			Amounts
		due in	Amounts	Amounts	due in
		less than	due in	due in	more than
	Total	1 year	2-3 years	4-5 years	5 years

	(in thousands)
Contractual Obligations:

Long-term debt	$300,000	$—	$—	$300,000	$—

Capital Lease obligations	2,037	969	752	135	181

Operating Lease obligations*	50,276	11,517	18,350	10,595	9,814

Inventory Purchase obligations*	48,196	47,277	400	—	519

Commercial Commitments:

Accounts Receivable Securitization*	20,000	20,000	—	—	—

Standby Letters of Credit*	2,986	2,386	600	—	—

Total contractual obligations and commercial commitments	$423,495	$82,149	$20,102	$310,730	$10,514

*	Represents contractual amounts not reflected in the consolidated balance sheet at June 30, 2002.

Long-term debt includes the amounts due under our 4 3/4% Convertible Subordinated Notes due 2006 and our 5 1/4% Convertible Subordinated Notes due 2006. The capital lease obligations principally relate to equipment leases. The operating lease obligations at June 30, 2002 represent obligations due under various facility and capital equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

In fiscal 2001, we entered into a receivable securitization program in which all domestic account receivables were transferred to KSI Funding Corporation, a “bankruptcy remote” special purpose corporation and our wholly owned subsidiary. Bankruptcy remote refers to a subsidiary that is operated and structured so that transfers of assets to it from a parent are characterized as true sales and are not available to creditors in the event of a bankruptcy of the parent until the obligations of the bankruptcy remote subsidiary are satisfied. Under the facility, KSI Funding Corporation can sell up to a $40.0 million interest in all of our domestic receivables. This facility was structured as a revolving securitization, whereby an interest in additional account receivables can be sold as collections reduce the previously sold interest. We entered into the receivable securitization program to generate additional cash flow to more closely match the cash requirements needed to manufacture our products with the cash

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

generated from the sale of our products. The program enabled us to sell a portion of our trade accounts receivables to generate cash sooner than would be expected in the normal course of our business, due to the extension of payment terms to our customers.

We account for the sale of our receivables under the provisions of SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This transfer of financial assets without recourse qualifies as a sale under the provisions of SFAS 140. Upon the sale of the receivables, the receivables are removed from our consolidated balance sheet, and the cash received from the participating bank is recorded. We pay a fee to the participating bank at the bank’s A-1/P-1 commercial paper rate plus a program fee of 0.625%.

At June 30, 2002, KSI Funding Corporation had sold receivables under this agreement amounting to $20.0 million and the subordinated retained interest in its receivables was $60.0 million. Accordingly, $20.0 million of account receivables were removed from our consolidated balance sheet at June 30, 2002. Net proceeds from the initial transaction totaled $19.6 million in fiscal 2001. Costs associated with the securitization arrangement totaled $566 thousand, net of servicing revenues associated with the program in the nine months ended June 30, 2002. Such amounts are recorded as operating expenses in the consolidated statement of operations and are primarily related to the discount and loss on sale of accounts receivables, partially offset by servicing revenue. On July 19, 2002, we terminated the securitization agreement with the bank and paid $20.0 million to repurchase the previously sold accounts receivable. We financed the majority of the $20.0 million repurchase by selling certain other long term accounts receivable, that were supported by letters of credit, to a bank at a discount.

The standby letters of credit represent obligations of the company for security under various facility leases and employee benefit programs.

We believe that anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which we may elect to pursue.

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

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

Some of the factors that could cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

•	some packaging materials have lower margins than assembly equipment and test interconnect solutions;

•	some lines of equipment are more profitable than others; and

•	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements and cancellations by our customers;

•	the cancellation, deferral or rescheduling of orders, because virtually all orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	adverse changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of key components for our products;

•	market acceptance of our new products and upgraded versions of our products;

•	our announcement, or perception by others, that we will introduce new or upgraded products, which could cause customers to delay purchasing our products;

•	the timing of acquisitions; and

•	our competitors’ introduction of new products.

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

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
Management’s Discussion and Analysis
June 30, 2002

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

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

We sell most of our products to customers that are located outside of the United States, we have substantial manufacturing operations located outside of the United States, and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 65% of our sales for the nine months ended June 30, 2002, 62% of our net sales for fiscal 2001 and 91% of our net sales for fiscal 2000 were attributable to sales to customers for delivery outside of the United States. The lower percentage of international sales in fiscal 2002 and 2001 was due primarily to the sales of the test interconnect products which are more concentrated in the United States. We expect our sales outside of the United States to continue to represent a large portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. We also rely on non-United States suppliers for materials and components used in the equipment that we sell and we maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. We manufacture substantially all of our automatic ball bonders in Singapore, and we have begun to build a facility in China to manufacture capillaries, saw blades and selected test fixtures. In addition, we rely on independent foreign distribution channels for certain product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, such as risks of war and civil disturbances or other events that may limit or disrupt markets; expropriation of our foreign assets; longer payment cycles in foreign markets; international exchange restrictions; the difficulties of staffing and managing dispersed international operations; tariff and currency fluctuations; changing political conditions; foreign governments’ monetary policies; and less protective foreign intellectual property laws.

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

Our success depends in part on our intellectual property, which we may be unable to protect

Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality agreements) in our agreements with employees, vendors, consultants and customers and on the common law of trade secrets and proprietary “know-how.” We also rely, in some cases, on patent and copyright protection, which may become more important to us as we expand our investment in advanced packaging technologies. We may not be successful in protecting our technology for a number of reasons, including:

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

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

Anti-takeover provisions in our articles of incorporation and bylaws and Pennsylvania law may discourage other companies from attempting to acquire us

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a change in control. For example, our articles of incorporation and bylaws contain provisions that:

•	classify our board of directors into four classes, with one class being elected each year;

•	permit our board to issue ''blank check’’ preferred stock without shareholder approval; and

•	prohibit us from engaging in some types of business combinations with a holder of 20% or more of our voting securities without super-majority board or shareholder approval.

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

Kulicke and Soffa Industries, Inc.
Management’s Discussion and Analysis
June 30, 2002

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

Kulicke and Soffa Industries, Inc.
June 30, 2002

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2002, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $35.3 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 100 basis points, there would be no material or adverse effect on our business, financial condition or operating results.

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Restated Articles of Incorporation of Kulicke and Soffa Industries, Inc. (Effective June 14, 2002)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K on April 18, 2002 making an Item 5 disclosure announcing its financial results for the second fiscal quarter ended March 31, 2002. A copy of the Company’s earnings press release was filed as exhibit 99.1 and incorporated in this report by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 14, 2002	By: /s/ CLIFFORD G. SPRAGUE

Clifford G. Sprague

Senior Vice President, Chief Financial Officer

(Principal Financial Officer)