Form 10-K
period 2002-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2002-12-23
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to .

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

COMMON STOCK, WITHOUT PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The aggregate market value of the Registrant’s common stock (its only voting stock and common equity) held by non-affiliates of the Registrant as of March 31, 2002 was approximately $1,006,000,000. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 1, 2002, there were 49,568,097 shares of the Registrant’s common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2003 Annual Shareholders’ Meeting to be filed prior to January 6, 2002 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
2002 Annual Report on Form 10-K

PART I

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials and test interconnect solutions;
•	the successful operation of acquisitions and expected growth rates for these companies; and
•	the projected continuing demand for wire bonders.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described under Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.     BUSINESS.

We design, manufacture and market capital equipment, packaging materials and test interconnect solutions and service, maintain, repair and upgrade assembly equipment. We also provide semiconductor wafer solder-bumping interconnect (flip chip bumping) services for sale to companies that manufacture and assemble semiconductor devices and license our flip chip bumping process. Today, we are the world’s largest supplier of semiconductor assembly equipment, according to VLSI Research, Inc. Our business is currently divided into four segments: equipment, packaging materials, test interconnect solutions and advanced packaging technology.

Historically, the demand for semiconductors and our semiconductor assembly equipment has been volatile, with sharp periodic downturns and slowdowns. For instance, a strong upturn in the semiconductor industry for the majority of fiscal 2000 resulted in record revenues and earnings in that year. This industry upturn was followed by a severe industry downturn in fiscal 2001 and fiscal 2002 during which time we reported significant reductions in sales and record net losses. In response to the downturn, we started to reduce the size of the company in fiscal 2001 and, because of the severity of the downturn, continued this resizing in fiscal 2002, in order to more closely align our cost structure to anticipated revenue levels. After an unsustained up-tick in our business in the spring of 2002 the business turned down again causing us to announce a series of additional operational changes which were designed to reduce our overall cost base, in part, by focusing our efforts on our larger more established product lines. As part of these changes, in August we announced the closure of our substrate business and in November we announced that we are exploring options for our saw, wafer and hard material blade and flip chip businesses, including their potential sale. The severe industry downturn in fiscal 2001 and 2002 is continuing and is expected to negatively impact our business at least in the first half of fiscal 2003.

We believe we are the only major supplier to the semiconductor assembly industry that can provide customers with semiconductor assembly equipment along with a broad range of complimentary packaging materials and test interconnect solutions all of which are optimized for specific customer applications.

Kulicke and Soffa Industries, Inc. was incorporated in Pennsylvania in 1956. Our principal offices are located at 2101 Blair Mill Road, Willow Grove, Pennsylvania 19090 and our telephone number is (215) 784-6000. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or otherwise furnished to the Securities and Exchange Commission.

Products and Services

We offer a broad range of semiconductor assembly equipment, packaging materials, test interconnect solutions and flip chip bumping services and spare parts used in the semiconductor assembly process. Set forth below is a table listing the net sales and percentage of our total net sales for each business segment for our fiscal years ended September 30, 2000, 2001 and 2002.

	Fiscal Year Ended September 30,
	2000		2001(1)		2002
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
	(dollars in thousands)
Equipment	$692,062	77%	$249,952	45%	$169,469	36%
Packaging materials	185,570	21%	150,945	27%	157,176	34%
Test interconnect	—	0%	116,890	21%	114,698	25%
Advanced packaging technologies	21,641	2%	37,216	7%	23,317	5%

	$899,273	100%	$555,003	100%	$464,660	100%

(1)	In the first quarter of fiscal 2001, we acquired two test interconnect companies, Cerprobe Corporation and Probe Technology Corporation.

As the above chart indicates, our equipment sales are highly volatile based on the semiconductor industry cycle whereas packaging materials and test interconnect sales tend to be more run-rate driven.

See Note 12 to our Consolidated Financial Statements for financial results by business segment.

Equipment

Our principal equipment product line is our family of wire bonders, which are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads on the die and the leads on the integrated circuit (IC) package to which the die has been attached. We offer both ball and wedge bonders in automatic and manual configurations. We believe that our wire bonders offer competitive advantages based on high productivity and superior process control, enabling fine pitch bonding and long, low wire loops, which are needed to assemble advanced IC packages.

As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase productivity and process capability compared to its predecessor. In May 2002, we began marketing the Maxµm™, our latest generation IC ball bonder, which offers up to 20% more productivity than the Model 8028-PPS, its predecessor. In addition, we introduced the Nu-Tek™, a new automatic wire bonder designed for low lead applications, a segment of the market we had not previously targeted.

We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for processing large panels used for hybrids, chip-on-board and multi-chip modules; the WaferPRO™, for wafer level bumping for flip chip and other area array applications; the Triton RDA™ (ribbon deep access), a wedge bonder designed for ribbon bonding; the Model 8060 and Model 8090, wedge bonders; and the 4500 series of manual wire bonders.

As part of an ongoing strategy to reduce the cost of our wire bonders, we transferred our automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore in fiscal 2000 and started to move our supply chain to China in fiscal 2002.

In addition to wire bonders, we also produce a range of saws for applications including wafer dicing, package singulation and for cutting other hard materials.

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

Packaging Materials

We manufacture and market a range of packaging materials to semiconductor device assemblers, including very fine gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in the semiconductor packaging process. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment.

Our principal packaging materials are:

Bonding Wire.    We manufacture very fine gold, aluminum and copper wire used in the wire bonding process. We produce wire to a wide range of specifications, which can satisfy most wire bonding applications.

Expendable Tools.    Our family of expendable tools includes capillaries, wedges, die collets and saw blades. Capillaries and wedges are used to feed out, attach and cut the wires used in wire bonding. Die collets are used to pick up and place die into packages. Our hubless saw blades are used to cut hard and brittle materials and for package singulation. Our hub blades are used to cut silicon wafers into semiconductor die.

Test Interconnect

We offer a broad range of fixtures used to temporarily connect automatic test equipment to the semiconductor device under test during wafer fabrication (wafer probing) and after the device has been assembled and packaged (package or final testing). Our principal test interconnect products are:

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

Changes in the design of a semiconductor require changes in the probe card, test socket/contactor and, in certain cases, the ATE test board used to test that semiconductor. Customers generally purchase new versions of these custom-designed products each time there is a design change in the semiconductor being tested. Changes in semiconductor design and processes drive improvements in test interconnect technology in order to support significant increases in the number and density of bond pads or leads being tested and the speed of the electrical signals being tested. Examples of the new families of probe cards we have introduced include the P4™, DuraPlus™ and SpeedTip™.

Advanced Packaging Technologies

Our Flip Chip business unit focuses primarily on licensing its flip chip technology and providing flip chip bumping and wafer level packaging services to customers. In February 1996, we entered into a joint venture agreement with Delco Electronic Corporation (Delco) to license flip chip technology and to provide wafer bumping services on a contract basis. In March 2001, we purchased all of Delco’s interest in the Flip Chip venture not previously owned by us. We own 100% of Flip Chip.

We are currently providing contract bump services to approximately 30 customers. We also developed and market a wafer level package, named the UltraCSP®, which is in production and has been licensed to customers. In September 2002, we introduced Spheron™, a wafer level package technology that expands the capability and performance of our wafer level package product. As of September 30, 2002, we had sold nine licenses for wafer solder-bumping and wafer level packaging applications, and we expect to sell additional licenses in the future.

Our Flip Chip business unit has not been profitable to date.

In January 1999, we acquired the advanced substrate technology of MicroModule Systems, a Cupertino, California company, to enable production of high density substrates (referred to as our substrate business unit). This business unit, while showing some progress in developing substrate technology, was not profitable. In August 2002, we announced our intention to close this business.

Customers

Our major customers include large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Some of these major customers are:

Advanced Micro Devices Advanced Semiconductor Engineering Agere Amkor Technologies ChipPAC Conexant General Dynamics Infineon Technologies Intel International Business Machines LSI Logic
Micron
Motorola
National Semiconductor
NEC International
Orient Semiconductor Electronics
Philips Electronics
Samsung
Seagate
Siliconware Precision Industries Co., LTD
ST Microelectronics
Texas Instruments

A relatively small number of customers have historically accounted for a significant percentage of our net sales. In fiscal 2002, sales to Advanced Semiconductor Engineering accounted for 12% of our net sales. In fiscal 2001, no customer accounted for more than 10% of net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15% of our net sales and sales to Amkor Technologies accounted for 10% of our net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

We believe that developing long-term relationships with our customers is critical to our success. By establishing these relationships with semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems, we gain insight into our customers’ future IC packaging strategies. This information assists us in our efforts to develop material, equipment and process solutions that address our customers’ future assembly requirements.

International Operations

We sell our products to semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems, which are primarily located in or have operations in the Asia/Pacific region. Approximately 72% of our fiscal 2002 net sales, 62% of our fiscal 2001 net sales and 91% of our fiscal 2000 net sales were for delivery to customer locations outside of the United States. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea, Japan, and the Philippines. Our shipments to customers in China have historically been a small portion of our sales, however, we expect this portion to increase as some of our customers increase their production capacity in China. We expect sales outside of the United States to continue to represent a substantial portion of our future revenues.

We maintain substantial manufacturing operations in countries other than the United States, including operations located in Singapore and Israel and other smaller facilities in France, Japan, Scotland, Switzerland and Taiwan. We are currently building a significant facility in Suzhou, China. Risks associated with our international operations include risks of foreign currency and foreign financial market fluctuations, international exchange restrictions, changing political conditions and monetary policies of foreign governments, war, civil disturbances, expropriation, and other events that may limit or disrupt markets.

Sales and Customer Support

We operate a single sales management team to coordinate activities and improve customer support. We rely on a combination of a direct sales force, manufacturers representatives and distributors for the sale of all product lines.

We believe that providing comprehensive worldwide sales, service, training and support are important competitive factors in the semiconductor equipment industry, and we have combined these functions into a customer operations group. In order to support our customers, whose semiconductor assembly operations are located primarily outside of the United States, we have service and support personnel based in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe and applications labs in Singapore, Japan, Israel and Taiwan. Our local presence enables us to provide more timely customer service and support by positioning our service representatives and spare parts near customer facilities, and affords customers the ability to place orders locally and to deal with service and support personnel who speak the customer’s language and are familiar with local country practices.

Backlog

At September 30, 2002, our backlog of orders approximated $54.0 million, compared to approximately $49.0 million at September 30, 2001. Our backlog consists of customer orders which are scheduled for shipment within 12 months. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of revenues for any succeeding quarterly period.

Manufacturing

Equipment.    Our assembly equipment manufacturing activities consist primarily of integrating components and subassemblies to create finished systems configured to customer specifications. During fiscal 2002, we performed system design, assembly and testing in-house at our Willow Grove, Pennsylvania, Singapore and Haifa, Israel facilities, utilizing an outsourcing strategy for the manufacture of many of our major subassemblies. We believe that outsourcing enables us to minimize our fixed costs and capital expenditures and allows us to focus on product differentiation through system design and quality control. Our just-in-time inventory management strategy has reduced our manufacturing cycle times and limited our on-hand inventory. We have obtained ISO 9001 certification for our equipment manufacturing facilities in Willow Grove, Pennsylvania, Singapore and Haifa, Israel.

Packaging Materials.    We manufacture bonding tools and hard material blades in facilities in Yokneam, Israel and bonding wire, consisting of gold, aluminum and copper wire, at facilities in Singapore and Thalwil, Switzerland. We manufacture hub blades in Santa Clara, California. The bonding wire facility in Switzerland and hard material blade facility in Israel have received ISO 9001 certification, the wire bonding facility in Singapore has received QS9000 and ISO 14001 certifications, the hub blade facility has received ISO 9002 certification, and the bonding tools facility, in Yokneam, Israel has received ISO 9001 and ISO 14001 certifications. We are currently building a facility in Suzhou, China where we plan to manufacture bonding tools along with probe cards and other products.

Test Interconnect Solutions.    We manufacture probe cards in various facilities located in Arizona, California, Texas, Taiwan, Scotland, Singapore and France, ATE test boards in Dallas, Texas, ATE interface assemblies in Gilbert, Arizona and test socket/contactors in Hayward, California and Singapore. We are currently building a facility in Suzhou, China where we plan to manufacture probe cards along with bonding tools and other products.

Advanced Packaging Technology.    We maintain a manufacturing facility in Phoenix, Arizona for our Flip Chip business unit. Our Flip Chip manufacturing facility has received QS 9000 certification.

Research and Product Development

Because technological change occurs rapidly in the semiconductor industry, we devote substantial resources to our research and development programs in order to maintain our competitiveness. We pursue the continuous improvement and enhancement of existing products while simultaneously developing next generation products. As part of our development of next generation products, in fiscal 2002 we demonstrated 300mm process capability for our flip chip bumping technology, we qualified our flip chip wafer probe cards for 150 micron pitch testing and began shipping the Maxµm™ our latest generation of automatic ball bonders which provide up to 20% more productivity than the Model 8028-PPS ball bonder and supports 45 micron production-level process capability and we introduced the Nu-Tek™ a new automatic wire bonder designed for low lead applications, a segment of the market we had not previously targeted. We also continued the development of wire bonding products and test capabilities to achieve 35 micron production processes.

A next generation of wire bonders is being developed which will continue to provide our customers with significant technology and cost of ownership advantages. Much of the next generation equipment we are presently developing is based on modular, interchangeable control subsystems. This promotes more efficient and cost-effective manufacturing operations, lower inventory levels, improved field service capabilities and reduced product development cycles, and allows us to introduce new products more quickly.

Our net expenditures for research and development totaled approximately $52.9 million, $62.7 million and $50.1 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. We have received funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During the fiscal years ended September 30, 2002, 2001 and 2000, such funding totaled approximately $426 thousand, $1.0 million and $1.1 million, respectively.

Competition

The semiconductor equipment, packaging materials, and test interconnect solutions industries are intensely competitive. Significant competitive factors in the semiconductor equipment market include performance, quality, customer support and price. Our major equipment competitors include:

•	ASM Pacific Technology, Shinkawa and Kaijo in wire bonders;

•	Disco Corporation and TSK in saws.

Competitive factors in the semiconductor packaging materials industry include price, delivery and quality. Our significant packaging materials’ competitors with respect to expendable tools and blades include:

•	Gaiser Tool Co., Small Precision Tools, Inc. and PECO in expendable tools; and

•	Disco Corporation in blades;

•	and in the bonding wire market:

•	Tanaka Electronic Industries, Sumitomo Metal Mining, Heraeus, and Nippon Metal.

The test products face competition from a few large international firms as well as many small regional firms. Some competitors include:

•	MJC, Japan Electronic Materials, SV Probe, FormFactor, Inc., Wentworth Laboratories, Inc and Microprobe in wafer test; and

•	Everett Charles Technologies, Loranger International Corporation, and Gold Technologies in package test.

Our Flip Chip competitors include:

•	Fujitsu, Unitive and Chipbond

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

Employees

At September 30, 2002, we had 3,222 permanent employees and 75 temporary employees worldwide. The only employees represented by a labor union are the bonding wire employees in Singapore. Generally, we believe our employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to software engineering. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of September 30, 2002, who are elected by and serve at the discretion of the Board of Directors.

Name	Age	First Became an Officer (calendar year)	Position
C. Scott Kulicke	53	1976	Chairman of the Board of Directors and Chief Executive Officer
Morton K. Perchick	65	1982	Executive Vice President
Charles Salmons	47	1992	Senior Vice President
Clifford G. Sprague	59	1989	Senior Vice President and Chief Financial Officer
Jagdish (Jack) G. Belani	49	2000	Vice President
James P. Spooner	55	2000	Vice President

C. Scott Kulicke has been Chief Executive Officer since 1979 and Chairman of the Board since 1984. Prior to that he held a number of executive positions with us. Mr. Kulicke also serves on the Board of Directors of Xetel Corporation.

Morton K. Perchick holds the position of Executive Vice President. He joined us in September 1980 as Director, Quality and Reliability. He became Vice President in 1982 and moved to general management in 1986, when he assumed responsibility for operations. In 1990, he was appointed Senior Vice President/General Manager and in 1995, he was named Executive Vice President.

Charles Salmons holds the position of Senior Vice President, Product Development. He was appointed Senior Vice President, Product Development in September 2002. He joined us in 1978, and has held positions of increasing responsibility throughout the accounting, engineering and manufacturing organization. In 1994 he became Vice President of Operations and was named General Manager, Wire Bonder Operations in 1998. He was appointed Senior Vice President, Customer Operations in 1999.

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

Jack G. Belani holds the position of Vice President of Business Units and Marketing. He was appointed to this position in February 2002. Prior to this, he was President of the Wire Bonding Division for a year. He joined us in April 1999 as Vice President and President of our high density substrate group. Prior to joining us, he served for more than three years as Vice President of Assembly & Packaging in the Worldwide Manufacturing Group of Cypress Semiconductor Corporation. Before Cypress he was with National Semiconductor Corporation for approximately 18 years in a variety of technical and managerial positions and one year with Advance Micro Devices as a Bipolar Memory Wafer Fabrication Process Development Engineer.

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

Item 2.   PROPERTIES.

Our major facilities are described in the table below:

Facility	Approximate Size	Function	Products Manufactured	Lease Expiration Date

Willow Grove, Pennsylvania	214,000 sq.ft. (1)	Corp. headquarters, manufacturing, technology center, sales and service	Wedge, large area bonders and polymers	N/A

Suzhou, China	134,700 sq.ft. (2)(5)	Manufacturing	Capillaries	October 2007

Singapore	84,830 sq.ft. (2)	Manufacturing, technology center, assembly systems	Wire bonders, probe cards	August 2005

Gilbert, Arizona	83,000 sq.ft. (4) 53,000 sq.ft (2)	Manufacturing, sales and service	Probe cards, ATE interface assemblies	May 2012 July 2008

Yokneam, Israel	53,800 sq.ft. (1) 11,750 sq.ft (2)	Manufacturing, technology center	Capillaries, wedges, die collets and hard material blades	(1) N/A (2) December 2002

Phoenix, Arizona	45,025 sq.ft. (2)	Technology center, manufacturing	Wafer bumping services	September 2006

Singapore	38,400 sq.ft. (2)	Manufacturing	Bonding wire	May 2003

Hayward, California	35,880 sq.ft. (2)	Manufacturing, sales and service	Test sockets / contactors	July 2004

Dallas, Texas	35,000 sq.ft. (2)	Manufacturing, sales and service	ATE test boards	September 2012

San Jose, California	34,000 sq.ft. (2)	Manufacturing, sales and service	Probe cards	August 2007

Haifa, Israel	25,800 sq.ft. (2)	Manufacturing, technology center, assembly systems	Manual wire bonders and hard material saws	September 2005

Thalwil, Switzerland	15,100 sq.ft. (2)	Manufacturing	Bonding wire	(3)

Hsin Chu, Taiwan	10,100 sq.ft (2) 6,425 sq.ft. (2)	Manufacturing	Probe cards	April 2003 July 2008

(1)	Owned.
(2)	Leased.
(3)	Cancelable semi-annually upon six months notice.
(4)
This facility is owned by CRPB Investors, LLC (“CRPB”). Our subsidiary, K&S Interconnect, Inc. (f/k/a Cerprobe Corporation), owns a 36% interest in CRPB. K&S Interconnect, Inc. has entered into a long-term lease with CRPB, the initial term of which expires in May 2012, with seven options to extend the lease for successive five-year terms.

(5)
This facility was under construction at September 30, 2002. The Company also leases a 12,443 sq.ft. temporary facility in Suzhou, China, which, as of September 30, 2002, was being utilized to train a workforce and ship capillaries to customers for qualification. This temporary facility will be closed upon the opening of the main facility.

We also rent space for sales and service offices in: Santa Clara, California; Southbury, Connecticut; Horsham, Pennsylvania; Austin, Texas; China; France; Germany; Hong Kong; Italy; Japan; Korea; Malaysia; the Philippines; Taiwan; and Thailand and operate smaller manufacturing facilities in Santa Clara, California; France; and Scotland. We believe that our facilities generally are in good condition.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq National Market under the symbol “KLIC.” The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Common Stock Price
	High	Low
Year ended September 30, 2002:
First Quarter	$18.970	$9.780
Second Quarter	21.650	14.320
Third Quarter	21.670	10.650
Fourth Quarter	12.930	2.850

Year ended September 30, 2001:
First Quarter	$15.375	$9.000
Second Quarter	17.000	11.000
Third Quarter	18.700	11.250
Fourth Quarter	18.300	8.160

On December 2, 2002, there were 582 holders of record of the shares of outstanding common stock.

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

For the purposes of calculating the aggregate market value of the shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed that all the outstanding shares were held by nonaffiliates except for the shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in our proxy statement relating to our 2003 Annual Meeting of Shareholders filed or to be filed with the Securities and Exchange Commission.

Item 6:     SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, related notes and other financial information included herein and incorporated herein by reference.

	Fiscal Years Ended September 30,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales:
Equipment	$302,107	$269,854	$692,062	$249,952	$169,469
Packaging materials	108,933	124,450	185,570	150,945	157,176
Test (1)	—	—	—	116,890	114,698
Advanced packaging technology	—	4,613	21,641	37,216	23,317

Total net sales	411,040	398,917	899,273	555,003	464,660

Cost of goods sold:
Equipment	191,948	188,958	419,732	166,359	142,965
Packaging materials	82,259	90,326	130,548	110,570	118,080
Test (1)	—	—	—	84,401	79,686
Advanced packaging technology	—	6,098	22,897	31,274	25,068

Total cost of goods sold (1)	274,207	285,382	573,177	392,604	365,799

Operating expenses:
Equipment	107,083	92,157	120,244	105,609	91,966
Packaging materials	24,553	23,500	32,876	31,088	32,578
Test	—	—	—	66,148	130,077
Advanced packaging technology	—	5,314	19,096	25,395	39,209
Corporate	9,353	12,296	15,421	15,723	33,666

Total operating expenses (1) (2)	140,989	133,267	187,637	243,963	327,496

Income (loss) from operations:
Equipment	3,076	(11,261)	152,086	(22,016)	(65,462)
Packaging materials	2,121	10,624	22,146	9,287	6,518
Test	—	—	—	(33,659)	(95,065)
Advanced packaging technology	—	(6,799)	(20,352)	(19,453)	(40,960)
Corporate	(9,353)	(12,296)	(15,421)	(15,723)	(33,666)

Total income (loss) from operations (1) (2)	(4,156)	(19,732)	138,459	(81,564)	(228,635)

Interest income (expense), net	5,514	3,547	4,719	(5,535)	(14,929)
Equity in loss of joint ventures (3)	(8,715)	(10,000)	(1,221)	—	—
Other income and minority interest (1)	—	1,018	1,437	8,368	2,010

Income (loss) before taxes and cumulative effect of change in accounting principle	(7,357)	(25,167)	143,394	(78,731)	(241,554)
Provision (benefit) for income taxes (4)	(1,917)	(8,221)	40,149	(21,643)	32,561
Cumulative effect of change in accounting principle, net of taxes (1)	—	—	—	(8,163)	—

Net income (loss) as previously reported	(5,440)	(16,946)	103,245	(65,251)	(274,115)
Addback:
Goodwill amortization, net of tax (8)	1,547	1,689	1,873	9,587	—

Pro forma net income (loss) (8)	$(3,893)	$(15,257)	$105,118	$(55,664)	$(274,115)

	Fiscal Years Ended September 30,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Net income (loss) excluding cumulative effect of change in accounting principle per share: (5)
Basic	$(0.12)	$(0.36)	$2.15	$(1.17)	$(5.57)
Diluted	$(0.12)	$(0.36)	$1.90	$(1.17)	$(5.57)
Cumulative effect of change in accounting principle, net of tax per share: (5)
Basic	$—	$—	$—	$(0.17)	$—
Diluted	$—	$—	$—	$(0.17)	$—
Net income (loss) per share, as previously reported: (5)
Basic	$(0.12)	$(0.36)	$2.15	$(1.34)	$(5.57)
Diluted	$(0.12)	$(0.36)	$1.90	$(1.34)	$(5.57)
Goodwill amortization, net of tax per share: (5), (8)
Basic	$0.04	$0.04	$0.04	$0.20	$—
Diluted	$0.04	$0.04	$0.03	$0.20	$—
Pro forma net income (loss) per share: (5), (8)
Basic	$(0.08)	$(0.32)	$2.19	$(1.14)	$(5.57)
Diluted	$(0.08)	$(0.32)	$1.93	$(1.14)	$(5.57)
Shares used in per common share calculations: (5)
Basic	46,602	46,846	47,932	48,877	49,217
Diluted	46,602	46,846	56,496	48,877	49,217
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$106,900	$39,345	$316,619	$202,928	$111,300
Working capital	182,181	167,131	471,338	265,355	159,813
Total assets	342,584	378,145	731,502	777,426	538,682
Long-term debt (6) (7)	—	—	175,000	301,511	300,393
Shareholders’ equity	287,910	274,776	405,342	338,547	69,323

(1)
During fiscal 2002, we recorded the following charges as operating expenses: goodwill impairment of $74.3 million associated with our test and hub blade business units; asset impairment of $31.6 million primarily due to the cancellation of a company-wide integrated information system, the closure of our high density interconnect substrate business and the write-off of development and license costs of certain engineering and manufacturing software; $19.7 million of resizing charges comprised primarily of severance and contractual commitments associated with reductions in workforce and our closed and consolidated businesses; and $5.0 million of severance associated with workforce reductions in our continuing businesses. In fiscal 2002, we also recorded charges for inventory write-downs of $14.4 million (to costs of goods sold), $5.2 million of which was due to the discontinuance of a product.

During the first quarter of fiscal 2001, we purchased all the outstanding stock of Cerprobe Corporation and Probe Technology Corporation. As a result of these acquisitions, during the year ended September 30, 2001, we recorded a pre-tax charge of approximately $11.7 million for the write-off of in-process research and development. We also recorded charges of $19.9 million (to costs of goods sold) for inventory write-downs, $4.2 million for severance for the elimination of 511 positions and other related charges associated with a resizing of our workforce, $800 thousand for asset impairment charges, and non-recurring other income of $8.0 million as the result of an insurance settlement. In fiscal 2001, we also adopted SAB 101, resulting in a cumulative effect of an accounting change charge of $8.2 million, net of tax. Additionally, cost of goods sold for the year ended September 30, 2001 includes $4.2 million of acquisition related inventory step-up costs.

(2)
In fiscal 2000, operating expense included the write-off of our investment in our Advanced Polymer Solutions joint venture in the amount of $3.9 million and the reversal into income of $2.5 million of the severance reserve that we established in fiscal 1999 for the elimination of approximately 230 positions associated with the relocation of our automatic ball bonder manufacturing from the United States to Singapore. In fiscal 1999, we purchased the advanced substrate technology and fixed assets used in the design, development and manufacture of laminate substrates for $8.0 million. As a result of this purchase, we recorded a pre-tax charge of approximately $3.9 million for the write-off of in-process research and development. During fiscal 1999, we also recorded a pre-tax charge for severance of approximately $4.0 million and asset write-off costs of approximately $1.6 million in connection with the above-mentioned move to Singapore. In fiscal 1999, we also recorded approximately $0.4 million for severance related to the reduction in workforce that began in fiscal 1998. During fiscal 1998, we recorded pre-tax charges of $8.4 million for severance and product discontinuance as a result of a slowdown in the semiconductor industry.

(3)
Equity in loss of joint ventures in fiscal 2000 consists solely of our share of the loss of Advanced Polymer Solutions, LLC, a 50% owned joint venture which has been dissolved. Equity in loss of joint ventures in fiscal 1999 consists of $9.2 million of our share of the loss of Flip Chip Technologies and $800 thousand of our share of the loss of Advanced Polymer Solutions. Equity in loss of joint ventures in fiscal 1998 consist solely of our share of the loss of Flip Chip Technologies. Effective May 31, 1999, we increased our ownership interest in Flip Chip from 51% to 73.6% by converting all our outstanding loans and accrued interest to Flip Chip, which totaled $32.8 million, into equity units and gained operating control of Flip Chip. We accounted for the increase in our ownership by the purchase method of accounting and began consolidating the results of Flip Chip into our financial statements on June 1, 1999. In March 2001, we purchased the remaining equity units of Flip Chip not previously owned by us. We currently own 100% of Flip Chip.

(4)
In fiscal 2002, we recorded a charge of $65.3 million through the establishment of a valuation allowance against our deferred tax asset consisting of primarily of U.S. net operating loss carryforwards and a charge of $25.0 million to provide for tax expense on repatriation of certain foreign earnings.

(5)
On June 26, 2000, the Company’s Board of Directors approved a two-for-one stock split of its common stock. Pursuant to the stock split, each shareholder of record at the close of business on July 17, 2000 received one additional share for each common share held at the close of business on that date. The additional shares were distributed on July 31, 2000. All prior period earnings per share amounts have been restated to reflect the two-for-one stock split. For fiscal years 1998, 1999, 2001 and 2002 only the common shares outstanding have been used to calculate both the basic earnings per common share and diluted earnings per common share because the inclusion of potential common shares would be anti-dilutive due to the net losses reported in those years. The after-tax interest expense recognized in fiscal 2000 associated with the 4¾% Convertible Subordinated Notes due 2006 that was added back to net income in order to compute diluted net income per share was $4.3 million.

(6)	Does not include letters of credit or foreign exchange contract obligations.

(7)
In August 2001, we issued $125.0 million in principal amount of 5¼% Convertible Subordinated Notes due 2006. In December 1999, we issued $175.0 million in principal amount of 4¾% Convertible Subordinated Notes due 2006.

(8)
Reflects pro-forma results as if the adoption of SFAS 142 Goodwill and Intangible Assets had occurred at October 1, 1997. The adjustments reflect an add-back of amortization expense related to goodwill, net of tax, which would not have occurred under the provisions of the standard. As part of the adoption of SFAS 142, there were no indefinite lived intangibles identified, and there was no change to the estimated useful lives of existing intangible assets. Results in fiscal 1998 reflect an impairment charge of $948 thousand related to the write-off of goodwill associated with the discontinuance of certain die bonder products which the company had acquired in 1994.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials and test interconnect solutions;
•	the successful operation of acquisitions and expected growth rates for these companies; and
•	the projected continuing demand for wire bonders.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes in this report. These risks and uncertainties include, without limitation, those described under Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We sell our products to semiconductor device manufacturers and contract manufacturers which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 72% of net sales for fiscal 2002 and 62% of net sales for fiscal 2001, and are expected to continue to represent a substantial portion of our future revenues. We currently have significant manufacturing operations in the United States, Singapore and Israel; sales and customer support personnel in the United States, China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Europe; and applications labs in the United States, Singapore, Japan, Israel and Taiwan. To further support our international sales and reduce costs, we are building a manufacturing facility in China, and expect to start shipping bonding tools from China in the second quarter of fiscal 2003.

Historically, the demand for semiconductors and our semiconductor assembly equipment has been volatile, with sharp periodic downturns and slowdowns. For instance, a strong upturn in the semiconductor industry for the majority of fiscal 2000 resulted in record revenues and earnings in that year. This industry upturn was followed by a severe industry downturn in fiscal 2001 and fiscal 2002 during which time we reported significant reductions in sales and record net losses. In response to the downturn, we started to reduce the size of the company in fiscal 2001 and, because of the severity of the downturn, continued this resizing in fiscal 2002, in order to more closely align our cost structure to anticipated revenue levels. After an unsustained up-tick in our business in the spring of 2002 the business turned down again causing us to announce a series of additional operational changes which were designed to reduce our overall cost base, in part, by focusing our efforts on our larger more established product lines. As part of these changes, in August we announced the closure of our substrate business and in November we announced that we are exploring options for our saw, wafer and hard material blade and flip chip businesses, including their potential sale. The severe industry downturn in fiscal 2001 and 2002 is continuing and is expected to negatively impact our business at least in the first half of fiscal 2003. Our backlog of customer orders at September 30, 2002 was $54.0 million compared to $49.0 million at September 30, 2001.

In February 2002, we implemented a functional organizational structure with certain disciplines combined across product lines. This replaced a traditional product-focused organization and allows for better integration of our various product offerings at a lower cost. Under this model, marketing, engineering, manufacturing, and customer operations operate with responsibility for all product offerings.

This functional realignment supported a parallel decision to establish a supply chain in China for our ball bonder products and to shift a portion of the manufacturing of capillaries, and selected test products to a facility in Suzhou, China. We will begin shipping bonding tools from China in the second quarter of fiscal 2003. We expect to incur duplicate operating and transition costs associated with the move of manufacturing to China until such time as the new China facility is fully operational.

As indicated above, in response to the weak industry conditions, we have been resizing our workforce and consolidating facilities throughout most of fiscal 2002 to more closely align our cost structure with expected revenue levels. When the up-tick in our business in the second quarter of fiscal 2002 did not materialize into an anticipated industry recovery, we re-evaluated our businesses in light of two years of weakening industry conditions and projections for a slow recovery and we decided to close our substrate business and cancel a company-wide integrated information system and we impaired goodwill and reserved for certain U.S. tax assets. As a result, we recorded the following charges in fiscal 2002: goodwill impairment of $74.3 million associated with our test and hub blade business units; asset impairment of $31.6 million primarily due to the cancellation of a company-wide integrated information system, the closure of our high density interconnect substrate business and the write-off of development and license costs of certain engineering and manufacturing software; $19.7 million of resizing charges comprised primarily of severance and contractual commitments associated with reductions in workforce and our closed and consolidated businesses; and $5.0 million of severance associated with workforce reductions in our continuing businesses. We recorded charges for inventory write-downs of $14.4 million (to cost of goods sold), $5.2 million of which was due to the discontinuance of a product and we recorded a charge of $65.3 million for the establishment of a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards and a charge of $25.0 million to provide for tax expense on repatriation of certain foreign earnings.

In November 2002, we announced that we were evaluating various alternatives for our saw, wafer and hard material blade and flip chip business units, including their potential sale. We have begun preliminary discussions with potential buyers while concurrently exploring other alternatives.

Our business is currently divided into four segments:

•	Equipment

We design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold, aluminum or copper, between the bonding pads on the die and the leads on the IC package to which the die has been bonded. We are the world’s largest manufacturer of wire bonders, according to VLSI Research, Inc. In fiscal 2002, we began shipping the Maxµm™ our latest generation IC ball bonder, which offers up to 20% more productivity than our prior models.

•	Packaging Materials

We manufacture and market a range of packaging materials to semiconductor device assemblers including very fine gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in the semiconductor packaging process. Our packaging materials are optimized for use with our wire bonders, to provide leading edge efficiencies and capabilities, as well as with our competitors’ assembly equipment.

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

This business segment has reflected the operating results of our flip chip business unit and our high density substrate business unit.

Through our flip chip business unit we license flip chip technology and provide wafer bumping services and market a wafer level chip scale package (UltraCSP®). Our flip chip business unit has not been profitable to date.

We established our substrate business unit to develop, manufacture and market high density interconnect substrates using either flip chip or advanced wire bonding interconnection schemes. This technology yielded positive results but due to its high capital and operating expense requirements we decided to close this operation in the fourth quarter of fiscal 2002.

Critical Accounting Policies and Estimates

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

Inventory Reserves.    We generally provide reserves for equipment inventory and spare part and consumable inventories considered to be in excess of 18 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at our customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we reduce the carrying value of our inventory to the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. We review and dispose of excess and obsolete inventory on a regular basis.

Valuation of Long-lived Assets.    Our long-lived assets include property, plant and equipment, goodwill and intangible assets. Long-lived assets are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying amount of these assets may not be recoverable. The fair value of our goodwill and intangible assets is based upon our estimates of future cash flows and other factors to determine the fair value of the respective assets. We performed our annual goodwill impairment test in the fourth quarter of fiscal 2002 and determined that our current estimates of future cash flows from our test and hub blade business could not support the carrying value of their assets and accordingly recognized a goodwill impairment charge of $72.0 million in the test business unit and $2.3 million in the hub blade business. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges in accordance with SFAS 142.

Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2002 we recognized a $65.3 million charge for the establishment of a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards.

Overview

Net sales.    Our equipment sales depend on the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and technology driven advancements in semiconductor design. The semiconductor industry historically has been highly volatile, and has experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry’s demand for capital equipment. For example, a downturn in the semiconductor industry in fiscal 2001 and 2002 contributed to a reduction in our net sales of 38.3% in fiscal 2001 and a further reduction in net sales of 16.3% in fiscal 2002.

Our packaging materials sales depend on manufacturing expenditures of semiconductor manufacturers and subcontract assemblers, many of which also purchase our equipment products. However, the volatility in demand for our packaging materials is less than that of our equipment sales due to the consumable nature of these products.

Our test interconnect solutions sales depend on the manufacturing expenditures of some of the same semiconductor manufacturers and subcontractors as our equipment and packaging materials sales. Because of the consumable and customized nature of most of our test products, however, the volatility in demand for these test products is less than that of our equipment sales.

Our advanced packaging technology sales represent the sales from our Flip Chip business unit.

The following table sets forth the percentage of our net sales from each business segment for the past three years:

	Fiscal Year Ended September 30,
	2000		2001(1)		2002
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
	(dollars in thousands)
Equipment	$692,062	77%	$249,952	45%	$169,469	36%
Packaging materials	185,570	21%	150,945	27%	157,176	34%
Test interconnect	—	0%	116,890	21%	114,698	25%
Advanced packaging technologies	21,641	2%	37,216	7%	23,317	5%

	$899,273	100%	$555,003	100%	$464,660	100%

(1)	In the first quarter of fiscal 2001, we acquired two test interconnect companies, Cerprobe Corporation and Probe Technology Corporation.

As the above chart indicates, our equipment sales are highly volatile based on the semiconductor industry cycle whereas packaging materials and test interconnect sales tend to be more run-rate driven.

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

Cost of goods sold in our advanced packaging technology segment is comprised of material, labor and overhead at our Flip Chip division.

Selling, general and administrative expense.    Our selling, general and administrative expense is comprised primarily of personnel and related costs, professional costs, and depreciation expense.

Research and development expense.    Our research and development costs consist primarily of labor, prototype material and other costs associated with our developmental efforts to strengthen our product lines and develop new products and depreciation expense. For example, in fiscal 2002, we began shipping the Maxµm™, our next generation automatic ball bonder and introduced the Nu-Tek™ a new automatic wire bonder designed for low lead applications, a segment of the market we had not previously targeted. Included in research and development expense is the cost to develop the software that operates our semiconductor assembly equipment, which is expensed as incurred. Our research and development costs decreased in fiscal 2002 as a result of the resizing of our business. However, we expect to continue to incur significant research and development costs as we introduce and complete the development of next generation bonding process solutions.

Results of Operations

The table below shows principal line items from our historical consolidated statements of operations, as a percentage of our net sales, for the three years ended September 30:

	Fiscal Year Ended September 30,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.7	70.7	78.7

Gross margin	36.3	29.3	21.3
Selling, general and administrative	14.7	25.5	30.0
Research and development, net	5.6	11.3	11.4
Resizing	(0.3)	1.0	4.2
Asset impairment	0.4	—	6.8
Goodwill impairment	—	—	16.0
Amortization of goodwill and intangibles	0.5	4.1	2.1
Purchased in-process research and development	—	2.1	—

Income (loss) from operations	15.4%	(14.7)%	(49.2)%

Fiscal Years Ended September 30, 2002 and September 30, 2001

Bookings and Backlog.    During the fiscal year ended September 30, 2002 we recorded bookings of $470.0 million compared to $412.0 million in fiscal 2001. At September 30, 2002, the backlog of customer orders totaled $54.0 million, compared to $49.0 million at September 30, 2001. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period.

Sales.    Net sales for the year ended September 30, 2002 were $464.7 million, down 16.3% from $555.0 million in fiscal 2001. The decrease in sales reflects the continued downturn in the semiconductor industry, which significantly impacted sales of our semiconductor assembly equipment and test products.

Fiscal 2002 sales in the equipment segment were down 32.2%, due to lower average selling prices for our automatic ball bonders and lower sales of dicing systems and tab bonders, partially offset by higher unit sales of automatic ball bonders. Net sales in the packaging materials segment were up 4.2%, due to higher demand for gold wire and capillaries primarily in the fourth quarter. Net sales in the advanced packaging segment were down 37.3% from the prior year due to lower bumping revenue and license fees at Flip Chip. Sales for the test division were down 1.9% for the fiscal year, however, test sales for fiscal 2001 included only the 10 months from the dates of acquisition through September 30, 2001.

International sales (shipments of our products with ultimate foreign destinations) comprised 72% and 62% of our total sales during fiscal 2002 and 2001, respectively. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea, Japan, and the Philippines. Our shipments to customers in China have historically been a small portion of our sales, however we expect this portion to increase as some of our customers increase their production capacity in China. We expect sales outside of the United States to continue to represent a substantial portion of our future revenues.

Gross Profit.    Gross profit decreased to $98.9 million in fiscal 2002 from $162.4 million in fiscal 2001. The decline was due primarily to lower average selling prices for automatic ball bonders and lower unit sales of dicing systems and tab bonders in the equipment segment and lower sales volume at Flip Chip in the advanced packaging segment. Partially offsetting the above mentioned declines in gross profit was higher unit sales of automatic ball bonders and packaging materials and higher gross profit in the test segment. Included in the results for fiscal 2002 are charges for inventory write-downs of $14.4 million. These charges for inventory write-downs include three distinct components. The largest component of the charge, amounting to approximately $7.8 million, relates to the write-down of spare parts inventories. We decided in the second quarter of fiscal 2002 to outsource our spare parts inventory management and accordingly wrote-down excess inventory. The second component of the charge relates to the write-down of $5.2 million of inventory associated with the discontinuance of our model 7700 dual spindle saw. Annual revenue for this product over the past several fiscal years has been insignificant therefore, the discontinuance of this product is not expected to have a material impact on sales, gross profit or net income. The smallest portion of the charge, amounting to $1.3 million, related to our normal excess and obsolescence reviews that are a recurring part of our normal business and ongoing operations. We provide reserves for equipment inventory and for spare parts and consumables inventory considered to be in excess of 18 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and review of consumable inventory levels at our customers’ facilities. We communicate forecasts of our future demand to suppliers and adjust commitments to those suppliers accordingly. We review and dispose of our excess and obsolete inventory on a regular basis. In fiscal 2002, we disposed of $18.6 million of excess and obsolete inventory. The charges for inventory write-downs in fiscal 2002 primarily involve items that are not part of our continuing product offerings and accordingly, should not have a significant impact on our future business or profitability.

Included in the results for fiscal 2001 are charges for inventory write-downs of $19.9 million (to costs of goods sold). We recorded $1.4 million of the charge in the first quarter for excess and obsolete ball bonder inventory and $6.5 million in the second quarter for ball bonder and spare parts inventory. In the fourth quarter we recorded a charge of $12.0 million for excess and obsolete ball bonder, dicing saw, test fixture and spare parts inventory. The charges for inventory write-downs resulted from the severe and continued downturn in the semiconductor industry. In fiscal 2001, we also recorded an acquisition-related inventory step-up charge of $4.2 million. In fiscal 2001, we disposed of $6.2 million of excess and obsolete inventory.

Gross margin (gross profit as a percentage of sales) was 21.3% in fiscal 2002, as compared to 29.3% for the same period in the prior year. The decline in gross margin for the year was due primarily to lower average selling prices of automatic ball bonders and dicing systems and a negative gross profit at Flip Chip. Gross margin, excluding inventory write-downs, would have been 24.4% in fiscal 2002 and, excluding inventory write-downs and the acquisition charge, would have been 33.6% in fiscal 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative (referred to as SG&A) expenses decreased $2.6 million or 1.8% from $141.8 million in fiscal 2001 to $139.1 million in fiscal 2002. Fiscal 2002 SG&A expenses include approximately $13.3 million of expenses which are not comparable to the fiscal 2001 expenses. The $13.3 million of non-comparable expense include $5.0 million of severance expense, $6.1 million for two additional months of expenses at the test division (12 months of operations in 2002 vs. only ten months 2001) and $2.2 million of training and start-up expense associated with our new China facility. Excluding these charges, our fiscal 2002 SG&A expense would have declined $15.9 million or 11.2 % primarily reflecting reduced compensation and outside services expenses from our resizing initiatives taken in the current and prior year.

Research and Development.    Research and development (“R&D”) expense in fiscal 2002 decreased $9.8 million or 15.6% from fiscal 2001. The lower R&D spending was due to a shift in certain engineering functions to lower-cost foreign subsidiaries, and the ‘push-out’ of certain future product development initiatives. Our R&D expense includes the cost to develop the software that operates our semiconductor assembly equipment, which is expensed as incurred.

Resizing Costs. Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two years. We have developed resizing plans in response to these changes in our business environment with the intent to align our cost structure with anticipated revenue levels. Expenses have been incurred associated with cost containment activities including downsizing and facility consolidations. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. Although we make every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily exclude similar but unrelated actions in future periods.

Historically, the demand for semiconductors and our semiconductor assembly equipment has been volatile, with sharp periodic downturns and slowdowns. For instance, a strong upturn in the semiconductor industry for the majority of fiscal 2000 resulted in record revenues and earnings in that year. This industry upturn was followed by a severe industry downturn in fiscal 2001 and fiscal 2002 during which time we reported significant reductions in sales and record net losses. In response to the downturn, we started to reduce the size of the company in fiscal 2001 and, because of the severity of the downturn, continued this resizing in fiscal 2002, in order to more closely align our cost structure to anticipated revenue levels. After an unsustained up-tick in our business in the spring of 2002 the business turned down again causing us to announce a series of additional operational changes which were designed to reduce our overall cost base, in part, by focusing our efforts on our larger more established product lines. As part of these changes, in August we announced the closure of our substrate business and in November we announced that we are exploring options for our saw, wafer and hard material blade and flip chip businesses, including their potential sale. The severe industry downturn in fiscal 2001 and 2002 is continuing and is expected to negatively impact our business at least in the first half of fiscal 2003.

We recorded resizing charges of $19.7 million in fiscal 2002 and $4.2 million in fiscal 2001.

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, we announced that we would close our substrate operations due to its high capital and operating cash requirements. As a result, we recorded a resizing charge of $8.5 million. The resizing charge includes a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.2 million. While none of the 48 positions were terminated as of September 30, 2002, all but one were terminated in the first quarter of fiscal 2003 and the remaining position is expected to be terminated by March 31, 2003. Cash payments for the severance charge are expected to be complete by March 31, 2003 but cash payments for the facility and contractual obligations are expected to continue until the end of 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, we wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the fourth quarter of fiscal 2002:

Fourth Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,231	$7,280	$8,511
Payment of obligations	—	—	—

Balance, September 30, 2002	$1,231	$7,280	$8,511

Third Quarter 2002

In the third quarter of fiscal 2002, we announced a resizing plan to reduce headcount and consolidate manufacturing in our test division. The resizing plan was a result of our decision to move towards a 24 hour per day manufacturing model in our major U.S. wafer test facility, which will provide our customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, we moved manufacturing of wafer test products from our Gilbert, Arizona facility and our Austin, Texas facility to our San Jose, California and Dallas, Texas facilities and from our Kaohsuing, Taiwan facility to our Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At September 30, 2002, 116 of the 149 positions have been eliminated. The remaining positions are expected to be terminated by June 30, 2003. The resizing plan also included a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan and Austin, Texas facilities representing costs of non-cancelable lease obligations beyond the facility closure date and costs required to restore the production facilities to their original state. Both facilities have been closed. Cash payments for the severance charge are expected to be complete by March 31, 2004 but cash payments for the facility obligations are expected to continue through 2005, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the third quarter of fiscal 2002:

Third Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	$1,105	$233	$1,338

Second Quarter 2002

In the second quarter of fiscal 2002, we announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, we recorded a charge of $11.3 million, consisting of severance and benefits of $9.7 million for 372 positions that were to be eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China (including our hub blade business) and the move of the Company’s microelectronics products to Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan.

To reduce our short term cash requirements, we decided, in the fourth quarter of fiscal 2002, not to move our hub blade manufacturing facility from the United States to China and our microelectronics product manufacturing from the United States to Singapore, as previously announced. While we believe our cost structure would be reduced by transitioning production from the United States to less expensive sites in Asia, we have decided that the immediate costs associated with transition and training should be deferred. This change in our facility relocation plan resulted in a reversal of $1.6 million of the resizing costs recorded in the second quarter of fiscal 2002.

As a result of the functional realignment, we terminated employees at all levels of the organization from factory workers to vice presidents. The organizational change shifts management of our businesses to functional (i.e. sales, manufacturing, research and development, etc.) areas across product lines rather than by product line. For example, research and development activities for the entire company are now controlled and coordinated by one corporate vice president under the functional organizational structure, rather than separately by each business unit. This structure provides for a more efficient allocation of human and capital resources to achieve corporate R&D initiatives.

In the second quarter, we closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore, whose operations were absorbed into other Company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit date that is associated with these closed test facilities.

At September 30, 2002, four positions remain to be terminated and are expected to be terminated by December 31, 2002. Cash payments for the severance charge are expected to be complete by March 31, 2003 but cash payments for the facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

In the fourth quarter of fiscal 2002, we reversed $600 thousand of resizing expenses, previously recorded in the second quarter, due to actual severance costs associated with the terminated positions being less than those originally estimated.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the second quarter of fiscal 2002:

Second Quarter 2002 Charge	Severance and Benefits		Commitments	Total
	(in thousands)
Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	)(1)	(81)	(5,448)

Balance, September 30, 2002	$2,129		$1,469	$3,598

(1)  Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001 to the employees affected by the resizing plans in accordance with our annual grant of stock options to employees.

Charges in Fiscal Year 2001

Fourth Quarter 2001

In the quarter ended September 30, 2001, we announced a resizing plan to close a bonding wire facility in the United States, and recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, all of which had been terminated at September 30, 2002. Also in the fourth quarter of fiscal 2001, we recorded an increase to goodwill of $0.8 million in connection with the acquisition of Probe Tech for additional lease costs associated with the elimination of four duplicate facilities in the United States. The plans have been completed but cash payments for the severance charge are expected to continue through 2004.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the fourth quarter of fiscal 2001:

	Severance and Benefits	Commitments	Total
	(in thousands)
Fourth Quarter 2001 Charge
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	$512	$—	$512

Second Quarter 2001

In the quarter ended March 31, 2001, we announced a 7.0% reduction in our workforce. As a result, we recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to March 31, 2002. In connection with our acquisition of Probe Tech, we also recorded an increase to goodwill for $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there will be no additional cash payments related to severance under this program. Cash payments for facility obligations are expected to continue until December 2002, or such time as the obligation can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001 and 2002.

	Severance and Benefits	Commitments	Total
	(in thousands)
Second Quarter 2001 Charge
Provision for resizing	$1,709	$—	$1,709
Acquisition restructuring	84	562	646
Payment of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443
Payment of obligations	(94)	(330)	(424)

Balance, September 30, 2002	$—	$19	$19

Asset Impairment.    In addition to the workforce resizings and the facility consolidations, we terminated several of our major initiatives in an effort to more closely align our cost structure with expected revenue levels. As a result, we recorded asset impairment charges of $31.6 million in fiscal 2002. We also recorded an asset impairment of $800 thousand in fiscal 2001.

In the fourth quarter of fiscal 2002, we recorded an asset impairment of $26.7 million. The charge included $16.9 million associated with the cancellation of a company-wide integrated information system, an $8.4 million write-off of assets associated with the closure of the substrates operation and $1.4 million of assets associated with a closed wire facility in Taiwan.

In the second quarter of fiscal 2002, we recorded an asset impairment charge of $4.9 million. The write-off included a $3.6 million charge for the write-off of development and license costs of certain engineering and manufacturing software, which had not yet been completed or placed in service and would never be utilized. Also in the second quarter, we wrote-off $1.3 million related to leasehold improvements at the leased probe card manufacturing facilities in Malaysia and the United States, which have been closed.

In the fourth quarter of fiscal 2001, we recorded an asset impairment charge of $0.8 million related to the closure of a wire facility in the United States and the disposition of the associated equipment.

Goodwill Impairment.    Effective October 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives will no longer be amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually.

We reviewed our business and determined that there are five reporting units to be reviewed for impairment in accordance with the standard – the reporting units were: the bonding wire, hub blade, substrate, flip chip and test business. The bonding wire and hub blade businesses are included in our packaging materials segment, the substrate and flip chip businesses are included in our advanced packaging segment and the test business comprises our test segment. There is no goodwill associated with our equipment segment. Upon adoption of SFAS 142 in the first quarter of fiscal 2002, we completed the required transitional impairment testing of intangible assets, and based upon those analyses, did not identify any impairment charges as a result of adoption of this standard effective October 1, 2001.

We have determined that our annual test for impairment of intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of our annual forecasting process. Due to the severity and the length of the current industry downturn and uncertainty of the timing of improvement in industry conditions we have revised our earnings forecasts for each of our business units that were tested for impairment in the fourth quarter of fiscal 2002. As a result, we discontinued our substrate business and wrote-off intangible assets of $1.1 million and recognized a goodwill impairment loss of $72.0 million in our test reporting unit and a goodwill impairment loss of $2.3 million in our hub blade reporting unit. The fair value of each reporting unit was estimated using the expected present value of future cash flows.

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	Fiscal Year Ended September 30,
	2000	2001	2002
	(in thousands, except per share data)
Reported net loss, before adoption of SFAS 142	$103,245	$(65,251)	$(274,115)
Addback:
Goodwill amortization, net of tax	1,873	9,587	—

Pro forma net loss	$105,118	$(55,664)	$(274,115)

Net loss per share, as reported:
Basic	$2.15	$(1.34)	$(5.57)
Diluted	$1.90	$(1.34)	$(5.57)
Goodwill amortization, net of tax per share:
Basic	$0.04	$0.20	$—
Diluted	$0.03	$0.20	$—
Pro forma net loss per share:
Basic	$2.19	$(1.14)	$(5.57)
Diluted	$1.93	$(1.14)	$(5.57)

Amortization of Goodwill and Intangibles

Amortization expense was $9.9 million in fiscal 2002 compared to $22.8 million in fiscal 2001. The lower amortization expense in fiscal 2002 was primarily the result of our adoption of SFAS 142, Goodwill and Other Intangible Assets effective October 1, 2001, which resulted in the elimination of amortization on goodwill and indefinite lived intangible assets. Intangible assets with determinable lives will continue to be amortized over their estimated useful life

The agreement governing our purchase of Probe Tech from Siegel-Robert Corp. included a provision for reducing the purchase price if Probe Tech’s actual earnings before interest, taxes, depreciation and amortization (EBITDA) were less than a projected amount. We disputed Probe Tech’s EBITDA calculation and initiated arbitration seeking a reduction in the purchase price. The arbitrator’s award reduced the purchase price by $2.4 million in the second quarter of fiscal 2002. In June 2002, we received the final settlement and reduced goodwill by $1.5 million, reflecting the award, less costs incurred in the arbitration.

Purchased in-process Research and Development

In fiscal 2001, we recorded a charge of $11.7 million for in-process R&D associated with the acquisitions of Cerprobe and Probe Tech representing the appraised value of products still in the development stage that did not have a future alternative use and which had not reached technological feasibility. As part of the acquisition, we acquired 16 ongoing R&D projects, all aimed at increasing the technological features of the existing probe cards and therefore the number of test applications for which they could be marketed. The R&D projects ranged from researching the feasibility of producing multi-die testing probes to researching the feasibility of producing probes for specialized semiconductor package (CSP and BGA) configurations. The project stage of completion ranged from 10% to 90% and all projects were due for completion and product launch by the third quarter of 2002 at prices and costs similar to the existing probe cards marketed by Cerprobe and Probe Tech.

In the valuation of in-process technology, we utilized a variation of the income approach. We forecast revenue, earnings and cash flow for the products under development. Revenues were projected to extend out over the expected useful lives for each project. The technology was then valued through the application of the Discounted Cash Flow method. Values were calculated using the present value of their projected future cash flow at discount rates of between 28.4% and 49.1%. We anticipated that some of these projects might take longer to develop than originally thought and that some of these projects may never be marketable and there is a risk that the anticipated future cash flows might not be achieved. Of the 16 ongoing R&D projects at the time of the acquisition four have been completed, four are still in progress, four have been cancelled due to overlapping technology with our Cobra line of vertical test products, and four were cancelled due to nonproductive results. We believe that the expected returns of the completed and in-process R&D projects will be realized. We also believe that future revenues from our existing Cobra products will offset the expected future revenues from the R&D projects that were cancelled due to the overlapping technology and that there will be no adverse material impact on the Company’s future operating results or the expected return on its investment in the acquired companies. The four projects that were cancelled due to lack of productive results will not have a material impact on our future operating results and expected return on our investment in the acquired companies.

The major R&D projects in process at the time of the acquisition, along with their current status and estimated time for completion are as follows:

R&D project	Value Assigned at Purchase (2)	Percentage Complete at Purchase	Estimated Cost to Complete Project at Purchase	Projected Product Launch Date	Current Status of Project
	(dollars in thousands)
Next generation contact technology	$2,700	10%	$290	Q2 2003	In process
Socket tesing capability for CSP and BGA packages	$2,000	50%	$65	N/A	Complete
ViProbe pitch reduction	$1,600	40%	$89	N/A	Cancelled (1)
Vertical space transformer	$1,500	25%	$278	N/A	Cancelled (1)
Extension of P4 technology to vertical test configuations	$1,300	40%	$229	N/A	Cancelled (1)
Low-force, high-density interface using P4 technology	$1,300	30%	$138	N/A	Cancelled
All other projects combined (total of ten projects)	$1,300	10-90%	$576	Q1 2003- Q4 2004	3 complete; 3 in process; 4 cancelled

(1)
We purchased two companies; Cerprobe Corporation (“Cerprobe”) and Probe Technology Corporation (“Probe Tech”) that design and manufacture semiconductor test interconnect solutions, in our fiscal year 2001. Subsequent to the acquisitions, we determined that the vertical probe technology designed and marketed by Probe Tech was superior to the vertical probe technology of Cerprobe. We then shifted our R&D efforts to further enhancement of the Probe Tech vertical probe technology and cancelled the R&D projects at Cerprobe that were enhancing the Cerprobe vertical probe technology. The R&D projects identified by (1) in the above table were Cerprobe projects that were cancelled due to the shift in focus to the Probe Tech vertical probe technology. We expect the future revenue from the Probe Tech vertical probe technology will replace the anticipated revenue from the Cerprobe vertical probe R&D projected that have been cancelled.

(2)
The Value Assigned at Purchase reflects the present value of the projected future cash flow generated from the sale of products created by each R&D project from its launch date through the expected life of the product.

Income (loss) from Operations.    Loss from operations for the year ended September 30, 2002 was $228.6 million compared to a loss from operations of $81.6 million in the prior year. The operating loss was due primarily to the lower sales and associated gross profit, resizing costs and the goodwill and asset impairment charges partially offset by lower SG&A expenses.

Interest.    Interest income in fiscal 2002 was $3.8 million compared to $8.4 million in the prior year. The lower interest income was due primarily to lower interest rates on short-term investments. Interest expense was $18.7 million in fiscal 2002 compared to $13.9 million in the prior year. The higher interest expense in fiscal 2002 was due to a full years interest on the 5¼% Convertible Subordinated Notes due 2006 that were issued in the fourth quarter of fiscal 2001.

Other Income and Minority Interest.    Other income of $2.0 million in fiscal 2002 and $8.4 million in fiscal 2001 are primarily associated with the cash settlement of an insurance claim associated with a fire in our bonding tools facility. Other income also includes minority interest of $10 thousand in fiscal 2002 for the portion of the loss of a foreign test division subsidiary that was owned by a third party. We purchased the third party’s interest in fiscal 2002. Other income in 2001 includes minority interest of $352 thousand in the foreign test division subsidiary and Delco’s interest in the loss incurred at Flip Chip prior to our purchases of all remaining outstanding Flip Chip equity units.

Tax Expense.    We recognized tax expense of $32.6 million in fiscal 2002 compared to a tax benefit of $21.6 million in fiscal 2001. The tax expense in fiscal 2002 was due primarily to a $65.3 million charge to establish a valuation allowance against our U.S. net operating loss carryforwards, a $25.0 million charge to provide for tax expense on repatriation of certain foreign earnings and foreign income taxes of $7.1 million. These charges were partially offset by a benefit of $49.5 million from the pretax loss in the U.S.

Cumulative Effect of Change in Accounting Principle.    In fiscal 2001, we adopted SAB 101 and recorded a cumulative effect of a change in accounting principle of $8.2 million, net of taxes of $4.4 million. The cumulative effect represents the net income associated with $26.5 million of sales that were deferred upon adoption of the standard. We recognized $6.3 million of the $26.5 million of deferred sales in fiscal 2002 and $19.3 million in fiscal 2001. At September 30, 2002, deferred revenue was approximately $0.9 million.

Net Loss.    Our net loss for fiscal 2002 was $274.1 million compared to a net loss of $65.3 million in fiscal 2001, for the reasons enumerated above.

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

In fiscal 2001, we adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (‘SAB 101’) which resulted in a change in our revenue recognition policy relating to certain customer sales. Net sales for the year of $555.0 million included revenue of $19.3 million for sales that were previously reported in the prior fiscal year but were deferred upon adoption of the standard effective October 1, 2000. The fiscal 2001 quarterly results presented in this annual report have been restated to give effect to the adoption of the standard as required by generally accepted accounting principles.

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

Gross Profit.    Gross profit decreased to $162.4 million in fiscal 2001 from $326.1 million in fiscal 2000 due primarily to the lower volume of equipment and packaging material sales. The fiscal 2001 gross profit also reflected a write-down of $19.9 million (to costs of goods sold) for excess and obsolete inventory. In fiscal 2001, we recorded $1.4 million of the charge in the first quarter for excess and obsolete ball bonder inventory and $6.5 million in the second quarter for ball bonder and spare parts inventory. In the fourth quarter we recorded a charge of $12.0 million for excess and obsolete ball bonder, dicing saw, test fixture and spare parts inventory. The charges for inventory write-downs resulted from the severe and continued downturn in the semiconductor industry. We provide reserves for equipment, spare part and consumables inventory considered to be in excess of 18 months of forecasted future. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and review of consumable inventory levels at its customers’ facilities. We communicate forecasts of our future demand to suppliers and adjust commitments to those suppliers accordingly. We review and dispose of our excess and obsolete inventory on a regular basis. In fiscal 2001, we also recorded an acquisition related inventory step-up charge of $4.2 million.

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

Selling, General and Administrative Expenses.    Selling, general and administrative (referred to as SG&A) expenses increased $28.4 million or 20.8% from $136.2 million in fiscal 2000 to $164.6 million in fiscal 2001. The increase in SG&A expenses for the full year was due to $30.0 million of SG&A expenses incurred in the test division, from the dates of acquisition through September 30, 2001, and additional amortization expense of $19.1 million associated with the acquisition of the test division. Excluding these additional expenses associated with the test division, SG&A expense was $20.7 million or 15.2% below the prior year due partially to salary and headcount reductions and other cost containment actions initiated in fiscal 2001.

Research and Development.    Because technological change occurs rapidly in the semiconductor industry, we devote substantial resources to our research and development (“R&D”) programs to maintain our technological leadership. This commitment to new product introductions and product development resulted in an increase in R&D expense of $12.6 million or 25.1% for fiscal 2001 as compared to fiscal 2000. The increase is primarily the result of $4.3 million of R&D expenses associated with the test division from the dates of acquisition through September 30, 2001 and R&D expenses at our substrate business unit.

Resizing Costs and Asset Impairment.

Fourth Quarter 2001

In the quarter ended September 30, 2001, we announced a resizing plan to close a bonding wire facility in the United States, and recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, all of which had been terminated at September 30, 2002. Also in the fourth quarter of fiscal 2001, we recorded an increase to goodwill of $0.8 million in connection with the acquisition of Probe Tech for additional lease costs associated with the elimination of four duplicate facilities in the United States. The plans have been completed but cash payments for the severance charge are expected to continue through 2004.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the fourth quarter of fiscal 2001:

	Severance and Benefits	Commitments	Total
	(in thousands)
Fourth Quarter 2001 Charge
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	$2,055	$840	$2,895

Second Quarter 2001

In the quarter ended March 31, 2001, we announced a 7.0% reduction in our workforce. As a result, we recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to March 31, 2002. In connection with our acquisition of Probe Tech, we also recorded an increase to goodwill for $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there will be no additional cash payments related to severance under this program. Cash payments for the facility obligations are expected to continue until December 2002, or such time as the obligation can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing program plan initiated in the second quarter of fiscal 2001.

	Severance and Benefits	Commitments	Total
	(in thousands)
Second Quarter 2001 Charge
Provision for resizing	$1,709	$—	$1,709
Acquisition restructuring	84	562	646
Payment of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	$94	$349	$443

Fiscal 2000

In fiscal 2000, we reversed into income $2.5 million of the $5.6 million reserve which we established in fiscal 1999 for the relocation of our automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore. The reserve was established to reflect provisions for severance and asset write-off costs resulting from the move. However, due to the significant increase in demand for microelectronics products, in fiscal 2000, the Company retained engineering and marketing positions which were planned for downsizing. In addition, the majority of the direct and indirect manufacturing positions were eliminated through attrition in the workforce. The decision to retain the engineering and marketing positions in the U.S. and attrition in the workforce reduced the amount of severance required to be paid compared to the original estimate and resulted in the reversal of $2.5 million of the reserve. The relocation activities were completed in fiscal 2000.

Purchased In-Process Research and Development.    In fiscal 2001, we recorded a charge of $11.7 million for in-process R&D associated with the acquisitions of Cerprobe and Probe Tech representing the appraised value of products still in the development stage that did not have a future alternative use and which had not reached technological feasibility (See discussion on pages 27 and 28 of this report).

Income (loss) from Operations. Loss from operations for the year ended September 30, 2001 was $81.6 million compared to income from operations of $138.5 million for the prior year. The operating loss was due primarily to the lower sales and associated gross profit, additional expenses associated with the acquisitions, higher R&D expenses, inventory write-downs and resizing costs.

Interest. To fund the Cerprobe and Probe Tech acquisitions, we increased our borrowings and reduced our investment portfolio in the latter portion of the first quarter. This resulted in higher interest expense for fiscal 2001 and lower interest income for the same period, as compared to fiscal 2000. We also issued $125 million of 5¼% convertible subordinated notes in August of 2001, which increased our net interest expense in fiscal 2001. Part of the proceeds from this offering were used to repay and terminate our then-existing revolving credit facility.

Other Income. Results for fiscal 2001 include other income of $8.0 million associated with the cash settlement of an insurance claim associated with a fire in our bonding tools facility. In fiscal 2001, we also recorded minority interest in a foreign Probe Tech subsidiary from the date of our acquisition of Probe Tech and Delco’s interest in the loss incurred at Flip Chip prior to our purchases of all remaining outstanding Flip Chip equity units of $352 thousand. In fiscal 2000, other income consists entirely of minority interest in the loss incurred at Flip Chip of $1.4 million

Equity in Loss of Joint Ventures. In fiscal 2000, we recorded losses of $1.2 million on our equity interest in Advanced Polymer Solutions, LLC (“APS”), a joint venture with Polyset Company, Inc. The joint venture was dissolved in September 2000.

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

Net Loss. Our net loss for fiscal 2001 was $65.3 million compared to net income of $103.2 million in fiscal 2000, for the reasons enumerated above.

Quarterly Results of Operations

The table below shows our quarterly net sales, gross profit and operating income (loss) by quarter for fiscal 2002 and 2001:

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands)
Net sales	$103,155	$106,917	$132,418	$122,170	$464,660
Gross profit	25,387	10,632	35,020	27,822	98,861
Loss from operations	(21,532)	(56,461)	(17,163)	(133,479)	(228,635)

Fiscal 2001	First (1) Quarter	Second (1) Quarter	Third (1) Quarter	Fourth Quarter	Total
Net sales	$153,429	$149,425	$134,358	$117,791	$555,003
Gross profit	53,604	42,021	42,010	24,764	162,399
Loss from operations	(13,639)	(24,558)	(11,654)	(31,713)	(81,564)

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

SFAS 144. In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial position and results of operations.

SFAS 145. In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 and FASB No. 64, FASB 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, however, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria of paragraph 20 of APB 30, Reporting the results of operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, the Statement amends SFAS 13 to eliminate an inconsistency between the accounting for sale leaseback transactions and certain lease modifications that have economic effects that are similar to sale leaseback transactions. The standard will be effective for transactions occurring after May 15, 2002. We do not expect the adoption of SFAS 145 will have a significant impact on our financial position and results of operations.

SFAS 146. In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 145 will have a significant impact on our financial position and results of operations.

Consolidation of Certain Special-Purpose Entities - In June 2002, the FASB issued an Exposure Draft of a proposed Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements Consolidation of Certain Special-Purpose Entities (the proposed Interpretation or Exposure Draft) that establishes accounting guidance for consolidation of special-purpose entities (“SPE”). The proposed Interpretation will apply to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with an SPE. The Exposure Draft provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a SPE, that functions to support the activities of the Primary Beneficiary. The FASB expects to issue the Interpretation in the fourth quarter of calendar year 2002. We are currently reviewing the provisions of this exposure draft but do not expect its adoption will have a significant impact on our financial position and results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - In May 2002, the FASB issued an Exposure Draft of a proposed Interpretation that would require a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. The proposed Interpretation would also require a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The proposed Interpretation does not provide guidance on the subsequent measurement of the guarantor’s recognized liability over the term of the related guarantee. The proposed Interpretation would also incorporate, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect

Guarantees of Indebtedness of Others” which is being superseded. Implementation of this Exposure Draft, when and if it becomes a final accounting rule would be effective for financial statements for periods ending after December 25, 2002 and would be applied only on a prospective basis to guarantees issued after December 31, 2002. The proposed Interpretation is not anticipated to have a material impact on our current financial position or results of operations.

Changes in Accounting Principles and Policies

Accounting for Derivative Instruments and Hedging Activities. In fiscal 2001, we adopted SFAS No. 133, Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The cumulative effect of adoption was not material. The impact of SFAS No. 133 on our future results will be dependent upon the fair values of our derivatives and related financial instruments and could result in increased volatility.

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

In fiscal 2001, we received customer acceptances for $19.3 million of the $26.5 million that was deferred as of the beginning of the fiscal year and accordingly recognized $19.3 million of revenue. Also in fiscal 2001, we recorded after-tax non-cash profit of $5.7 million or $0.12 per fully diluted share associated with the $19.3 million of deferred revenue. At September 30, 2001, deferred revenue was approximately $7.2 million, which will be recognized in future periods as the revenue recognition criteria are met. In fiscal 2002, we recognized net sales of $6.3 million, of the $26.5 million of sales deferred upon adoption, and $2.1 million of associated after-tax profit. No additional revenue was deferred during fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, cash, cash equivalents and investments totaled $111.3 million, compared to $202.9 million at September 30, 2001.

Cash used by operating activities totaled $72.0 million in fiscal 2002 compared with cash provided by operating activities of $71.9 million in fiscal 2001. The cash used by operating activities in fiscal 2002 was primarily due to the net loss reported in the period.

Cash provided by investing activities totaled $6.4 million in fiscal 2002 compared to cash used by investing activities of $268.6 million in fiscal 2001. In fiscal 2002, the investing activities consisted primarily of proceeds from sales of investments, offset by purchases of investments and capital expenditures. In fiscal 2002 we spent $20.4 million in capital expenditures, $8.8 million of which was for cost associated with our initiative to implement a company-wide integrated information system. These costs were accounted for in accordance with SOP 98-1. We discontinued this project in the fourth quarter and wrote-off the $8.8 million spent in fiscal 2002 as part of a total write-off of $16.9 million associated with this project. We also spent approximately $5.2 million on facility upgrades and manufacturing equipment in our test business. In addition, we announced plans to build a facility in China to manufacture capillaries, selected test products and other products. We spent $1.8 million on this China facility in fiscal 2002 and expect to spend an additional $12.0 million over the next 5 years to full develop this facility. In fiscal 2001, we acquired Cerprobe and Probe Tech and invested $48.6 million in additional manufacturing capacity at Flip Chip, our packaging materials businesses and information technology to develop corporate wide e-business capabilities. In November 2000, we completed a tender offer for 100% of the 9,575,270 outstanding shares of Cerprobe for $20 per share resulting in a cash purchase price (before the assumption of liabilities and transaction costs) of $191.5 million. In December 2000, we purchased for cash all the outstanding shares of Probe Tech (before the assumption of liabilities and transaction costs) for $64.0 million. Cash used for the acquisitions of Cerprobe and Probe Tech was $217.4 million and $62.5 million, respectively, net of cash acquired and the payment of certain acquisition related liabilities. Also in fiscal 2001, we purchased the remaining interest in Flip Chip that was owned by Delco for $5.0 million.

Net cash used by financing activities was $247 thousand in fiscal 2002, primarily for payments on capital lease obligations partially offset by proceeds from issuance of common stock resulting from employee stock option exercises. Net cash provided by financing activities in fiscal 2001 was $140.2 million, principally due to the proceeds from our $125.0 million convertible subordinated note offering which was completed in August 2001 and financing under our then-existing receivable securitization program.

At September 30, 2002, the fair value of our $175.0 million 4¾% Convertible Subordinated Notes was $70.9 million, and the fair value of our $125.0 million 5¼% Convertible Subordinated Notes was $53.4 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. On July 19, 2002, Standard & Poor’s lowered its rating on the above-referenced Convertible Subordinated Notes to CCC+ from B- stating, “continued declines in the Company’s cash position, along with expectations that recovery in the semiconductor packaging equipment industry is likely to be slower than previously expected” as their reason for the downgrade.

In February 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $250.0 million. The SEC declared the registration statement effective on August 22, 2002.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, we may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which we may elect to pursue.

We have certain obligations and contingent payments under various arrangements at September 30, 2002 as follows:

	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$300,000	$—	$—	$300,000	$—
Capital Lease obligations	579	186	118	68	207
Operating Lease obligations*	49,653	12,337	20,104	9,150	8,062
Inventory Purchase obligations*	32,768	32,768		—
Commercial Commitments:
Standby Letters of Credit*	3,036	3,036	—	—	—

Total contractual obligations and commercial commitments	$386,036	$48,327	$20,222	$309,218	$8,269

*	Represents contractual amounts not reflected in the consolidated balance sheet at September 30, 2002.

Long-term debt includes the amounts due under our 4¾% Convertible Subordinated Notes due 2006 and our 5¼% Convertible Subordinated Notes due 2006. The capital lease obligations principally relate to equipment leases. The operating lease obligations at September 30, 2002 represent obligations due under various facility and capital equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

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

We may not be able to accurately forecast demand for our product lines

We typically operate our business with a relatively short backlog and order supplies and otherwise plan production based on internal forecasts of demand. Due to these factors, we have in the past, and may again in the future, fail to accurately forecast demand, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to accurately forecast demand for our products, including assembly equipment, packaging materials, test interconnect solutions and flip chip technologies, our business, financial condition and operating results could be materially and adversely affected.

Advanced packaging technologies other than wire bonding may render some of our products obsolete and our strategy for pursuing these other technologies may be costly and ineffective

Advanced packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional die and wire bonding. These technologies include flip chip and wafer scale packaging. In general, these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. For some devices, these advanced technologies have largely replaced wire bonding. We cannot assure you that the semiconductor industry will not, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above. If a significant shift to advanced technologies were to occur, demand for our wire bonders and related packaging materials could be materially and adversely affected.

A decline in demand for any of our products could cause our revenues to decline significantly

If demand for, or pricing of, our wire bonders, flip chip technology or test interconnect solutions declines because our competitors introduce superior or lower cost systems, the semiconductor industry changes or because of other events beyond our control, our business, financial condition and operating results could be materially and adversely affected.

Because a small number of customers account for most of our sales, our revenues could decline if we lose any significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of semiconductor assembly equipment, packaging materials, test interconnect solutions and flip chip bumping services and technology. Sales to a relatively small number of customers account for a significant percentage of our net sales. In fiscal 2002 sales to Advanced Semiconductor Engineering accounted for 12% of our net sales. In fiscal 2001, no customer accounted for more than 10% of our net sales and in fiscal 2000, sales to Advanced Semiconductor Engineering and Amkor Technologies accounted for 15% and 10% of our net sales, respectively.

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

Our diversification into new lines of business and our expansion through acquisitions and alliances is expected to increase demands on our management, financial resources and information and internal control systems. Our success depends in significant part on our ability to manage and integrate acquisitions, joint ventures and other alliances and to continue to implement, improve and expand our systems, procedures and controls. If we fail to do this at a pace consistent with the development of our business, our business, financial condition and operating results could be materially and adversely affected.

As we expand our operations, we expect to encounter a number of risks, which will include:

•	risks associated with hiring additional management and other critical personnel;
•	risks associated with adding equipment and capacity; and
•	risks associated with increasing the scope, geographic diversity and complexity of our operations.

In addition, sales and servicing of packaging materials, test interconnect solutions and flip chip technologies often require different organizational and managerial skills than sales of traditional wire bonding technology. We cannot assure you that we will be able to develop the necessary skills to successfully produce and market these different products.

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment, packaging materials, test interconnect and flip chip technology industries

The semiconductor equipment, packaging materials, test interconnect solutions and flip chip technology industries are intensely competitive. In the semiconductor equipment, test interconnect solutions and flip chip technology markets, the significant competitive factors include performance, quality, customer support and price, and in the semiconductor packaging materials industry include price, delivery and quality.

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

We sell most of our products to customers that are located outside of the United States, we have substantial manufacturing operations located outside of the United States, and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 72% of our sales for fiscal 2002, 62% of our net sales for fiscal 2001 and 91% of our net sales for fiscal 2000 were attributable to sales to customers for delivery outside of the United States. The lower percentage of international sales in fiscal 2002 and 2001 was due primarily to the sales of the test interconnect products which are more concentrated in the United States. We expect our sales outside of the United States to continue to represent a large portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. We also rely on non-United States suppliers for materials and components used in the equipment that we sell and we maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. We manufacture substantially all of our automatic ball bonders in Singapore, and we are building a facility in China to manufacture capillaries, test fixtures and other products. In addition, we rely on independent foreign distribution channels for certain product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, such as risks of war and civil disturbances or other events that may limit or disrupt markets; expropriation of our foreign assets; longer payment cycles in foreign markets; international exchange restrictions; the difficulties of staffing and managing dispersed international operations; tariff and currency fluctuations; changing political conditions; foreign governments’ monetary policies; and less protective foreign intellectual property laws.

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

Anti-takeover provisions in our articles of incorporation and bylaws and Pennsylvania law may discourage other companies from attempting to acquire us

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a change in control. For example, our articles of incorporation and bylaws contain provisions that:

•	classify our board of directors into four classes, with one class being elected each year;
•	permit our board to issue “blank check” preferred stock without shareholder approval; and
•	prohibit us from engaging in some types of business combinations with a holder of 20% or more of our voting securities without super-majority board or shareholder approval.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States of America and manufacturing facilities in the United States, Israel and Singapore. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. As a result of terrorism, the United States may enter into an armed conflict, which could have a further impact on our domestic and internal sales, our supply chain, our production capability and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2002, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $21.2 million (see Note 6 of the Company’s Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate and exchange rate risk and may fall in value if market rates change. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the fair market value of the portfolio would decline by approximately $50 thousand. We also had investments in equity securities of $0.9 million at September 30, 2002 of which 100% of the portfolio is vulnerable to market risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated Financial Statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report.

[This page intentionally left blank]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Kulicke and Soffa Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 2002 and September 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in fiscal 2002. As discussed in Note 1 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” in fiscal 2001.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
December 16, 2002

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2001	September 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,036	$89,166
Short-term investments	47,892	22,134
Accounts and notes receivable, (net of allowance for doubtful accounts: 9/30/01 - $6,242; 9/30/02 - $6,033)	79,305	89,132
Inventories, net	74,364	50,887
Prepaid expenses and other current assets	9,013	10,508
Deferred income taxes	15,282	16,072

TOTAL CURRENT ASSETS	380,892	277,899
Property, plant and equipment, net	127,952	89,742
Intangible assets, (net of accumulated amortization:
9/30/01 - $9,416; 9/30/02 - $16,927)	103,525	75,509
Goodwill	150,474	87,107
Other assets	14,583	8,425

TOTAL ASSETS	$777,426	$538,682

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long term debt	$753	$186
Accounts payable	51,420	55,659
Accrued expenses	48,965	52,581
Income taxes payable	14,399	9,660

TOTAL CURRENT LIABILITIES	115,537	118,086
Long term debt	301,511	300,393
Other liabilities	13,777	14,106
Deferred taxes	8,054	36,774

TOTAL LIABILITIES	438,879	469,359

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, without par value:
Authorized - 5,000 shares; issued - none	—	—
Common stock, without par value:
Authorized - 200,000 shares; issued and
outstanding: 2001 - 49,034; 2002 - 49,414	193,058	199,886
Retained earnings (deficit)	155,012	(119,103)
Accumulated other comprehensive loss	(9,523)	(11,460)

TOTAL SHAREHOLDER’S EQUITY	338,547	69,323

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$777,426	$538,682

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2000	2001	2002
Net sales	$899,273	$555,003	$464,660
Cost of goods sold	573,177	392,604	365,799

Gross profit	326,096	162,399	98,861
Selling, general and administrative	129,417	141,751	139,134
Research and development, net	50,135	62,727	52,948
Resizing (recovery) costs	(2,548)	4,166	19,661
Asset impairment	3,871	800	31,594
Goodwill impairment	—	—	74,295
Amortization of goodwill and intangibles	6,762	22,810	9,864
Purchased in-process research and development	—	11,709	—

Income (loss) from operations	138,459	(81,564)	(228,635)
Interest income	12,418	8,398	3,758
Interest expense	(7,699)	(13,933)	(18,687)
Equity in loss of joint ventures	(1,221)	—	—
Other Income and minority interest	1,437	8,368	2,010

Income (loss) before income taxes	143,394	(78,731)	(241,554)
Provision (benefit) for income taxes	40,149	(21,643)	32,561

Income (loss) before cumulative effect of change in accounting principle	103,245	(57,088)	(274,115)
Cumulative effect of change in accounting principle, net of tax of $4,395	—	(8,163)	—

Net income (loss)	$103,245	$(65,251)	$(274,115)

Net income (loss) excluding cumulative effect of change in accounting principle per share:
Basic	$2.15	$(1.17)	$(5.57)
Diluted	$1.90	$(1.17)	$(5.57)
Cumulative effect of change in accounting principle, net of tax per share:
Basic	$—	$(0.17)	$—
Diluted	$—	$(0.17)	$—
Net income (loss) per share:
Basic	$2.15	$(1.34)	$(5.57)
Diluted	$1.90	$(1.34)	$(5.57)
Weighted average shares outstanding:
Basic	47,932	48,877	49,217
Diluted	56,496	48,877	49,217

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$103,245	$(65,251)	$(274,115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,260	53,849	44,315
Tax benefit from exercise of stock options	12,444	248	329
Provision for doubtful accounts	2,758	1,406	158
Impairment of fixed and intangible assets	3,871	800	31,594
Impairment of goodwill	—	—	74,295
Deferred taxes	15,219	(37,556)	32,808
Provision for inventory valuations	6,978	18,095	14,362
Equity in loss of joint ventures	1,221	—	—
Minority interest in net loss of subsidiary	(1,437)	(352)	(10)
Purchased in-process research and development	—	11,709	—
Non-cash employee benefits	2,437	1,942	5,061
Changes in working capital accounts, net of effect of acquired businesses:
Accounts receivable	(55,490)	110,469	(10,188)
Inventories	(19,267)	2,572	9,076
Prepaid expenses and other assets	153	(1,734)	(1,853)
Refundable income taxes	2,934	—	—
Accounts payable and accrued expenses	25,289	(30,918)	7,855
Taxes payable	7,120	3,226	(4,739)
Other, net	2,362	3,364	(951)

Net cash provided by (used in) operating activities	134,097	71,869	(72,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	93,444	214,766	59,224
Purchase of investments classified as available for sale	(196,490)	(158,126)	(33,850)
Purchases of plant and equipment	(38,304)	(48,636)	(20,385)
Purchase of Flip Chip	—	(5,000)	(96)
Purchase of Probe Tech, net of cash acquired	—	(62,512)	1,472
Purchase of Cerprobe, net of cash acquired	—	(217,415)	—
Proceeds from sale of property and equipment	—	8,338	—
Investments in and loans to joint ventures	(2,152)	—	—

Net cash provided by (used in) investing activities	(143,502)	(268,585)	6,365

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt offering	168,985	120,749	—
Proceeds from sale of receivables	—	20,000	—
Payments on borrowings, including capitalized leases	—	(1,652)	(1,685)
Proceeds from issuances of common stock	14,777	1,102	1,438

Net cash provided by (used in) financing activities	183,762	140,199	(247)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23)	64	15

CHANGE IN CASH AND CASH EQUIVALENTS	174,334	(56,453)	(65,870)
CASH AND CASH EQUIVALENTS AT:
BEGINNING OF YEAR	37,155	211,489	155,036

END OF YEAR	$211,489	$155,036	$89,166

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest	$4,300	$11,300	$15,400
Cash payments for income taxes	$6,300	$7,800	$9,200

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balances at September 30, 1999	46,978	$160,108	$117,018	$(2,350)	$274,776
Employer contribution to the 401K Plan	94	2,437	—	—	2,437
Exercise of stock options	1,644	14,777	—	—	14,777
Tax benefit from exercise of stock options	—	12,444	—	—	12,444
Components of comprehensive income:
Net income	—	—	103,245	—	103,245
Translation adjustment	—	—	—	(884)	(884)
Unrealized loss on investments, net	—	—	—	(20)	(20)
Minimum pension liability (net of taxes of $772)	—	—	—	(1,433)	(1,433)

Total comprehensive income					100,908

Balances at September 30, 2000	48,716	189,766	220,263	(4,687)	405,342
Employer contribution to the 401K Plan	153	1,942	—	—	1,942
Exercise of stock options	165	1,102	—	—	1,102
Tax benefit from exercise of stock options	—	248	—	—	248
Components of comprehensive income:
Net loss	—	—	(65,251)	—	(65,251)
Translation adjustment	—	—	—	(2,226)	(2,226)
Unrealized gain on investments, net	—	—	—	280	280
Minimum pension liability (net of taxes of $1,556)	—	—	—	(2,890)	(2,890)

Total comprehensive loss					(70,087)

Balances at September 30, 2001	49,034	$193,058	$155,012	$(9,523)	$338,547

Employer contribution to the 401K Plan	214	2,478			2,478
Exercise of stock options	166	1,438			1,438
Tax benefit from exercise of stock options		329			329
Modification of stock options for terminated employees		2,583			2,583
Components of comprehensive income:
Net loss			(274,115)		(274,115)
Translation adjustment				730	730
Unrealized loss on investments, net				(264)	(264)
Minimum pension liability (net of taxes of $1,294)				(2,403)	(2,403)

Total comprehensive loss					(276,052)

Balances at September 30, 2002	49,414	$199,886	$(119,103)	$(11,460)	$69,323

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”), with appropriate elimination of intercompany balances and transactions.

Nature of Business - The Company designs manufactures and markets capital equipment, packaging materials and test interconnect solutions and service, maintain, repair and upgrade assembly equipment. The Company also provides semiconductor wafer solder-bumping interconnect (flip chip bumping) services for sale to companies that manufacture and assemble semiconductor devices and the Company licenses its flip chip bumping process. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry historically has been highly volatile and experienced periodic downturns and slowdowns which have had a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials and test interconnect solutions such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

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

Vulnerability to Certain Concentrations - Financial instruments which may subject the Company to concentration of credit risk at September 30, 2002 and 2001 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, packaging materials and test interconnect products to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Accounts receivable at September 30, 2002 and 2001 included notes receivable of $50 thousand and $16 thousand respectively. Write-offs of uncollectible accounts have historically been insignificant.

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In fiscal 2002 sales to Advanced Semiconductor Engineering accounted for 12% of the Company’s net sales. In fiscal 2001, no customer accounted for more than 10% of the Company’s net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15% of the Company’s net sales and sales to Amkor Technologies accounted for 10% of the Company’s net sales. The Company expects sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2002 and 2001, Advanced Semiconductor Engineering accounted for 17% and 13%, respectively, of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2002 and 2001. The reduction or loss of orders from a significant customer could adversely affect the Company’s business, financial condition, operating results and cash flows.

The Company relies on subcontractors to manufacture to the Company’s specifications many of the components or subassemblies used in its products. Certain of the Company’s products require components or parts of an exceptionally high degree of reliability, accuracy and performance for which there are only a limited number of suppliers or for which a single supplier has been accepted by the Company as a qualified supplier. If supplies of such components or subassemblies were not available from any such source and a relationship with an alternative supplier could not be promptly developed, shipments of the Company’s products could be interrupted and re-engineering of the affected product could be required. Such disruptions could have a material adverse effect on the Company’s results of operations.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments - Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with SFAS 115, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as available-for-sale are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Inventories - Inventories are stated at the lower of cost (determined on the basis of first-in, first-out) or market. Due to the volatility of demand for capital equipment and the rapid technological change in the semiconductor industry, the Company is vulnerable to risks of excess and obsolete inventory. The Company generally provides reserves for equipment inventory and spare parts and consumable inventories considered to be in excess of 18 months of forecasted future demand.

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

Depreciation expense was $32.3 million, $30.1 million and $20.1 million for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation accounts are adjusted accordingly, and any resulting gain or loss is recorded in current operations.

Intangible Assets - Intangible assets resulting from acquisitions accounted for using the purchase method is amortized on a straight-line basis over the estimated period to be benefited by the acquisitions which we estimate to be 10 years. The weighted average life of the intangible assets recorded by the Company on September 30, 2002 was 10 years. The Company accounts for impairment of goodwill in accordance with SFAS No. 142, as discussed in Note 4.

Foreign Currency Translation - The U.S. dollar is the functional currency for all subsidiaries except the Company’s subsidiaries in Japan, Korea, the Philippines, Thailand, Switzerland and Taiwan. Gains and losses resulting from the translation of functional currency financial statement amounts into U.S. dollars are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity

(accumulated other comprehensive income (loss)), in accordance with SFAS No. 52. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction gains (losses) were $(120) thousand, $(700) thousand and $1.0 million, for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

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

In fiscal 2001, the Company received customer acceptances for $19.3 million of the $26.5 million that was deferred as of the beginning of the fiscal year and accordingly recognized $19.3 million of revenue. Also in fiscal 2001, the Company recorded after-tax non-cash profit of $5.7 million or $0.12 per fully diluted share associated with the $19.3 million of deferred revenue. At September 30, 2001, deferred revenue was approximately $7.2 million, which will be recognized in future periods as the revenue recognition criteria are met. In fiscal 2002, the Company recognized net sales of $6.3 million of the $26.5 million of sales deferred upon adoption and $2.1 million of associated after-tax profit. No additional revenue was deferred during fiscal 2002. At September 30, 2002, deferred revenue was approximately $0.9 million.

Research and Development Arrangements - The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During fiscal 2002, 2001 and 2000, reductions to research and development expense related to such funding totaled $426 thousand, $1.0 million and $1.1 million, respectively.

Income Taxes - Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. No provision is made for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries which are indefinitely reinvested in foreign operations. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Environmental Expenditures - Future environmental remediation expenditures are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted.

Earnings Per Share - Earnings per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period. On June 26, 2000, the Company’s Board of Directors approved a two-for-one stock split of its common stock. Pursuant to the stock split, each shareholder of record at the close of business on July 17, 2000 received one additional share for each common share held at the close of business on that date. The additional shares were distributed on July 31, 2000. All prior period earnings per share amounts have been restated to reflect the two-for-one stock split.

Accounting for Stock-based Compensation - The Company accounts for stock option grants using the “intrinsic value method” prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and discloses the pro forma effect on net income and earnings per share as if the fair value method had been applied to stock option grants, in accordance with SFAS 123, Accounting For Stock-Based Compensation.

Reporting Comprehensive Income - The Company reports comprehensive income and its components in accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. The impact of foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities available-for-sale are considered to be components of the Company’s comprehensive income under the requirements of SFAS 130.

Derivative Instruments and Hedging Activities - In fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The cumulative effect of adoption was not material. The impact of SFAS No. 133 on the company’s future results will be dependent upon the fair values of the company’s derivatives and related financial instruments and could result in increased volatility. The effect in fiscal 2002 was not significant.

Goodwill and Other Intangibles - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change is expected to provide investors with greater information regarding the economic value of goodwill and its impact on earnings. We adopted the standard effective October 1, 2001 and reclassified the intangible assets relating to acquired workforces as goodwill in accordance with the provisions of SFAS 142 (see Note 4).

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

Impairment and Disposal of Long-Lived Assets - In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial position and results of operations.

In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 and FASB No. 64, FASB 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, however, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria of paragraph 20 of APB 30, Reporting the results of operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, the Statement amends SFAS 13 to eliminate an inconsistency between the accounting for sale leaseback transactions and certain lease modifications that have economic effects that are similar to sale leaseback transactions. The standard will be effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS 145 will have a significant impact on its financial position and results of operations.

Accounting for Costs Associated with Exit or Disposal Activities - In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a significant impact on its financial position and results of operations.

Consolidation of Certain Special-Purpose Entities - In June 2002, the FASB issued an Exposure Draft of a proposed Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements Consolidation of Certain Special-Purpose Entities (the proposed Interpretation or Exposure Draft) that establishes accounting guidance for consolidation of special-purpose entities (“SPE”). The proposed Interpretation will apply to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with an SPE. The Exposure Draft provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a SPE, that functions to support the activities of the Primary Beneficiary. The FASB expects to issue the Interpretation in the fourth quarter of calendar year 2002. The Company is currently reviewing the provisions of this exposure draft does not expect its adoption will have a significant impact on its financial position and results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - In May 2002, the FASB issued an Exposure Draft of a proposed Interpretation that would require a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. The proposed Interpretation would also require a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The proposed Interpretation does not provide guidance on the subsequent measurement of the guarantor’s recognized liability over the term of the related guarantee. The proposed Interpretation would also incorporate, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. Implementation of this Exposure Draft, when and if it becomes a final accounting rule would be effective for financial statements for periods ending after December 25, 2002 and would be applied only on a prospective basis to guarantees issued after December 31, 2002. The proposed Interpretation is not anticipated to have a material impact on the Company’s current financial position or results of operations.

Reclassifications - Certain amounts in the Company’s prior year financial statements have been reclassified to conform to their presentation in the current fiscal year.

NOTE 2:    RESIZING COSTS

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two years. The Company has developed resizing plans in response to these changes in our business environment with the intent to align its cost structure with anticipated revenue levels. Expenses have been incurred associated with cost containment activities including downsizing and facility consolidations. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. Although the Company makes every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily exclude similar but unrelated actions in future periods.

The Company recorded resizing charges of $19.7 million in fiscal 2002 and $4.2 million in fiscal 2001.

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, the Company announced that it would close its substrate operations due to its high capital and operating cash requirements. As a result, the Company recorded a resizing charge of $8.5 million. The resizing charge includes a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.2 million. While none of the 48 positions were terminated as of September 30, 2002, all but one were terminated in the first quarter of fiscal 2003 and the remaining position is expected to be terminated by March 31, 2003. Cash payments for the severance charge are expected to be complete by March 31, 2003 but cash payments for the lease obligations are expected to continue until the end of 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, the Company wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation (See Notes 3 and 4).

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the fourth quarter of fiscal 2002 for the closure of its substrate operations:

Fourth Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,231	$7,280	$8,511
Payment of obligations	—	—	—

Balance, September 30, 2002	$1,231	$7,280	$8,511

Third Quarter 2002

In the third quarter of fiscal 2002, the Company announced a resizing plan to reduce headcount and consolidate manufacturing in our test division. The resizing plan was a result of the Company’s decision to move towards a 24 hour per day manufacturing model in our major U.S. wafer test facility, which will provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, the Company moved manufacturing of wafer test products from its Gilbert, Arizona facility and its Austin, Texas facility to its San Jose, California and Dallas, Texas facilities and from its Kaohsuing, Taiwan facility to its Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At September 30, 2002, 116 of the 149 positions have been eliminated. The remaining positions are expected to be terminated by June 30, 2003. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. Both facilities have been closed. Cash payments for the severance charge are expected to be complete by March 31, 2004 but cash payments for the facility obligations are expected to continue through 2005, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the third quarter of fiscal 2002:

Third Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	$1,105	$233	$1,338

Second Quarter 2002

In the second quarter of fiscal 2002, the Company announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, the Company recorded a charge of $11.3 million, consisting of severance and benefits of $9.7 million for 372 positions that were to be eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China (including our hub blade business) and the move of the Company’s microelectronics products to Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan.

To reduce the Company’s short term cash requirements, the Company decided, in the fourth quarter of fiscal 2002, not to move its hub blade manufacturing facility from the United States to China and its microelectronics product manufacturing from the United States to Singapore, as previously announced. While the Company believes its cost structure would be reduced by transitioning production from the United States to less expensive sites in Asia, the Company has decided that the immediate costs associated with transition and training should be deferred. This change in the Company’s facility relocation plan resulted in a reversal of $1.6 million of the resizing costs recorded in the second quarter of fiscal 2002.

As a result of the functional realignment, the Company terminated employees at all levels of the organization from factory workers to vice presidents. The organizational change shifts management of the Company businesses to functional (i.e. sales, manufacturing, research and development, etc.) areas across product lines rather than by product line. For example, research and development activities for the entire company are now controlled and coordinated by one corporate vice president under the functional organizational structure, rather than separately by each business unit. This structure provides for a more efficient allocation of human and capital resources to achieve corporate R&D initiatives.

In the second quarter, the Company closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore, whose operations were absorbed into other Company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit date that is associated with these closed test facilities.

At September 30, 2002, four positions remain to be terminated and are expected to be terminated by December 31, 2002. Cash payments for the severance charge are expected to be complete by the March 31, 2003 but cash payments for the facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

In the fourth quarter of fiscal 2002, the Company reversed $600 thousand of resizing expenses, previously recorded in the second quarter, due to actual severance costs associated with the terminated positions being less than those estimated as a result of employees leaving the Company before they were severed.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the second quarter of fiscal 2002:

Second Quarter 2002 Charge	Severance and Benefits		Commitments	Total
	(in thousands)
Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	)(1)	(81)	(5,448)

Balance, September 30, 2002	$2,129		$1,469	$3,598

(1) Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001 to the employees affected by the resizing plans in accordance with our annual grant of stock options to employees.

Charges in Fiscal Year 2001

Fourth Quarter 2001

In the quarter ended September 30, 2001, the Company announced a resizing plan to close a bonding wire facility in the United States, and recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, all of which had been terminated at September 30, 2002. Also in the fourth quarter of fiscal 2001, the Company recorded an increase to goodwill of $0.8 million in connection with the acquisition of Probe Tech for additional lease costs associated with the elimination of four duplicate facilities in the United States. The plans have been completed but cash payments for the severance charge are expected to continue through 2004.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the fourth quarter of fiscal 2001:

Fourth Quarter 2001 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	$512	$—	$512

Second Quarter 2001

In the quarter ended March 31, 2001, the Company announced a 7.0% reduction in our workforce. As a result, the Company recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to March 31, 2002. In connection with the Company’s acquisition of Probe Tech, it also recorded an increase to goodwill for $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there will be no additional cash payments related to severance under this program. Cash payments for the facility obligations are expected to continue until December 2002, or such time as the obligation can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001 and 2002.

Second Quarter 2001 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,709	$—	$1,709
Acquisition restructuring	84	562	646
Payment of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443
Payment of obligations	(94)	(330)	(424)

Balance, September 30, 2002	$—	$19	$19

In fiscal 2000, the Company reversed into income $2.5 million of the $5.6 million reserve which was established in fiscal 1999 for the relocation of our automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore. The reserve was established to reflect provisions for severance and asset write-off costs resulting from the move. However, due to the significant increase in demand for microelectronics products, in fiscal 2000, the Company retained engineering and marketing positions which were planned for downsizing. In addition, the majority of the direct and indirect manufacturing positions were eliminated through attrition in the workforce. The decision to retain the engineering and marketing positions in the U.S. and attrition in the workforce reduced the amount of severance required to be paid compared to the original estimate and resulted in the reversal of $2.5 million of the reserve. The relocation activities were completed in fiscal 2000.

NOTE 3:    ASSET IMPAIRMENT

In addition to the workforce resizings and the facility consolidations (see Note 2), the Company has terminated several of its major initiatives in its effort to more closely align its cost structure with expected revenue levels. As a result, the Company recorded asset impairment charges of $31.6 million in fiscal 2002. The Company also recorded an asset impairment of $800 thousand in fiscal 2001.

Fiscal 2002

In the fourth quarter of fiscal 2002, the Company recorded an asset impairment of $26.7 million. The charge included $16.9 million due to the cancellation of a company-wide integrated information system, $8.4 million due to the write-off of assets associated with the closure of the substrates operation and the write-off of $1.4 million of assets associated with a closed wire facility in Taiwan.

In the second quarter of fiscal 2002, the Company recorded an asset impairment of $4.9 million. The write-off included a $3.6 million charge for the write-off of development and license costs of certain engineering and manufacturing software, which had not yet been completed or placed in service and would never be utilized. Also in the second quarter, the Company wrote-off $1.3 million related to leasehold improvements at the leased probe card manufacturing facilities in Malaysia and the United States, which have been closed.

Fiscal 2001

In the fourth quarter of fiscal 2001, the Company recorded an asset impairment of $0.8 million related to the closure of a wire facility in the United States and the disposition of the associated equipment.

NOTE 4:    GOODWILL AND INTANGIBLE ASSETS

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

The Company reviewed its business and determined that there are five reporting units to be reviewed for impairment in accordance with the standard – the reporting units were: the bonding wire, hub blade, substrate, flip chip and test business. The bonding wire and hub blade businesses are included in the Company’s packaging materials segment, the substrate and flip chip businesses are included in the Company’s advanced packaging segment and the test business comprises the Company’s test segment. There is no goodwill associated with the Company’s equipment segment. Upon adoption of SFAS 142 in the first quarter of fiscal 2002, the Company completed the required transitional impairment testing of intangible assets, and based upon those analyses, did not identify any impairment charges as a result of adoption of this standard effective October 1, 2001.

Upon adoption of the standard, the Company reclassified $17.2 million of intangible assets relating to an acquired workforce in the test reporting unit into goodwill and correspondingly reduced goodwill by $4.9 million of goodwill associated with a deferred tax liability established for timing differences of U.S. income taxes on the workforce intangible. The Company reduced goodwill associated with the test reporting unit by $1.5 million reflecting the settlement of a purchase price dispute with the former owners of Probe Technology and increased goodwill associated with its flip chip reporting unit by $96 thousand reflecting an increase in the cost to purchase the former joint venture partner’s equity share.

The Company has determined that its annual test for impairment of intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. Due to the severity and the length of the current industry downturn and uncertainty of the timing of improvement in industry conditions the Company has revised its earnings forecasts for each of its business units that were tested for impairment in the fourth quarter of fiscal 2002. As a result, the Company discontinued its substrate business and wrote-off intangible assets of $1.1 million and recognized a goodwill impairment loss of $72.0 million in its test reporting unit and a goodwill impairment loss of $2.3 million in its hub blade reporting unit. The fair value of each reporting unit was estimated using the expected present value of future cash flows.

The following table outlines the components of goodwill and intangible assets by business segment at September 30, 2002 after adoption of the standard and recognition of the goodwill impairment:

	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Total
	(in thousands)
Goodwill	$29,685	$5,666	$51,756	$87,107

Intangible Assets:
Customer accounts	—	—	33,563	33,563
Complete technology	—	—	41,946	41,946

Intangible assets, net of amortization	—	—	75,509	75,509

Balance, September 30, 2002	$29,685	$5,666	$127,265	$162,616

The changes in the value of goodwill from September 30, 2001 to September 30, 2002 appears below:

	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Fiscal Year Ended September 30, 2002
	(in thousands)
Goodwill balance as of September 30, 2001	$31,980	$5,570	$112,924	$150,474
Reclassifications of intangibles upon
adoption of SFAS 142	—	—	12,304	12,304
Goodwill impairment	(2,295)	—	(72,000)	(74,295)
Adjustment of purchase price related
to Probe Tech and Flip Chip	—	96	(1,472)	(1,376)

Goodwill balance as of September 30, 2002	$29,685	$5,666	$51,756	$87,107

The gross carrying amount and accumulated amortization of the intangible assets at September 30, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Total Net Book Value
	(in thousands)
Customer Accounts	$41,100	$7,537	$33,563
Complete Technology	51,336	9,390	41,946

Total	$92,436	$16,927	$75,509

The aggregate amortization expense related to these intangible assets for the twelve months ended September 30, 2002 was $9.2 million compared to $7.7 million in the prior year. The aggregate amortization expense for each of the next five fiscal years is $9.2 million.

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	Fiscal Year Ended
	September 30,
	2000	2001	2002
	(in thousands, except per share data)
Reported net loss, before adoption of SFAS 142	$103,245	$(65,251)	$(274,115)
Addback:
Goodwill amortization, net of tax	1,873	9,587	—

Pro forma net loss	$105,118	$(55,664)	$(274,115)

Net loss per share, as reported:
Basic	$2.15	$(1.34)	$(5.57)
Diluted	$1.90	$(1.34)	$(5.57)
Goodwill amortization, net of tax per share:
Basic	$0.04	$0.20	$—
Diluted	$0.03	$0.20	$—
Pro forma net loss per share:
Basic	$2.19	$(1.14)	$(5.57)
Diluted	$1.93	$(1.14)	$(5.57)

NOTE 5:    INVESTMENTS IN JOINT VENTURES

Flip Chip Technologies, LLC

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation (“Delco”) providing for the formation and management of Flip Chip Technologies, LLC (“FCT”). FCT was formed to license related technologies and to provide wafer bumping services on a contract basis. In March 2001, the Company purchased the remaining interest in the joint venture owned by Delco for $5.0 million, with a contingent future cash payment of up to $3.0 million, depending on the future operations of Flip Chip, of which $96 thousand was due through September 30, 2002. The Company owns 100% of Flip Chip.

At September 30, 2002, the Company had an intangible asset for goodwill of $5.7 million associated with its increase in ownership of FCT.

Advanced Polymer Solutions

In September 1998, the Company entered into a joint venture agreement with Polyset Company, Inc. (“Polyset”) providing for the formation and management of Advanced Polymer Solutions, LLC (“APS”) to develop, manufacture and market advanced polymer materials for semiconductor and microelectronic packaging end users. In the fourth quarter of fiscal 2000, the Company and its joint venture partner decided not to devote additional capital to this venture and to dissolve the joint venture. The Company recorded an asset impairment of $3.9 million representing the write-off of the Company’s remaining investment in APS. The Company invested $6.0 million in APS and reported a pre-tax loss of $1.2 million in fiscal 2000. The Company has no further obligations or commitments to the joint venture.

NOTE 6:    INVESTMENTS

At September 30, 2002 and 2001, no short-term investments were classified as held-to-maturity. Investments, excluding cash equivalents, classified as available-for-sale, consisted of the following at September 30, 2001 and 2002:

	September 30, 2001			September 30, 2002
Available-for-sale:	Fair Value	Unrealized Gains/ (Losses)	Cost Basis	Fair Value	Unrealized Gains/ (Losses)	Cost Basis
	(in thousands)
Corporate debt securities	$44,472	$284	$44,188	$18,950	$22	$18,928
Adjustable rate notes	2,226	46	2,180	2,242	(105)	2,347

Short-term investments classified as available for sale	$46,698	$330	$46,368	$21,192	$(83)	$21,275

An after-tax unrealized loss of $52 thousand (net of taxes of $31 thousand) and an after-tax unrealized gain of $212 thousand (net of taxes of $118 thousand) were recorded as direct adjustments to shareholders’ equity at September 30, 2002 and September 30, 2001, respectively. Investments in equity securities are held-for-sale with changes in market value recorded in the Statement of Operations. A loss of $127 thousand and a loss of $639 thousand were recorded during fiscal 2002 and 2001, respectively. Held-for-sale investments were $942 thousand and $1,194 thousand at September 30, 2002 and 2001, respectively. In fiscal 2002, the Company purchased $33.9 million of securities it classified as available-for-sale and sold $59.2 million of available-for-sale securities.

NOTE 7:    BALANCE SHEET COMPONENTS

	September 30,
Inventories	2001	2002
	(in thousands)
Raw materials and supplies	$60,870	$39,477
Work in process	21,185	18,549
Finished goods	21,418	17,708

	103,473	75,734
Inventory reserves	(29,109)	(24,847)

	$74,364	$50,887

	September 30,
Property, Plant and Equipment	2001	2002
	(in thousands)
Land	$1,636	$1,602
Buildings and building improvements	32,364	34,314
Machinery and equipment	190,132	173,998
Leasehold improvements	21,144	12,745

	245,276	222,659
Accumulated depreciation	(117,324)	(132,917)

	$127,952	$89,742

Accrued expenses at September 30, 2002 included $13.9 million for accrued wages, incentives and vacations, $9.0 million for contractual commitments on the closed operations and facilities, $4.9 million for severance benefits associated with the resizing plans and $4.6 million for customer advances for the future delivery of parts and services. Accrued expenses at September 30, 2001 included $18.0 million for accrued wages, incentives and vacations and $5.6 million for customer advances for the future delivery of parts and services. No other accrued expenses were significant.

The Company had restricted cash balances of $3.2 million at September 30, 2002 and $1.2 million at September 30, 2001. These restricted cash balances were used to support letters of credit.

NOTE 8:  DEBT OBLIGATIONS

At September 30, 2002, the Company had capital lease debt obligations of $579 thousand, of which $186 thousand was due within one year. The capital lease obligations, including interest are payable as follows: $208 thousand in 2003, $94 thousand in 2004, $38 thousand in 2005, $38 thousand in 2006, $38 thousand in 2006 and $229 thousand thereafter. At September 30, 2001, the Company had capital lease obligations of $2.3 million, of which $753 thousand was due within one year.

In August 2001, the Company issued $125.0 million of convertible subordinated notes. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the convertible notes issued in December 1999. The notes bear interest at 5¼%, are convertible into our common stock at $19.75 per share and mature on August 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on February 15 and August 15 each year. We may redeem the notes in whole or in part at any time on or after August 19, 2004 at prices ranging from 102.1% at August 19, 2004 to 100.0% at August 15, 2006.

In December 1999, the Company issued $175.0 million of convertible subordinated notes. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at 4¾%, are convertible into the Company’s common stock at $22.8997 per share and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company’s securities. Interest on the notes will be paid on June 15 and December 15 of each year. The Company may redeem the notes in whole or in part at any time after December 18, 2002 at prices ranging from 102.714% at December 19, 2002 to 100.0% at December 15, 2006.

The Company is obligated to make annual cash interest payments of $14.9 million through fiscal 2005, $14.1 million in fiscal 2006 and $1.7 million in fiscal 2007 and principal payments of $125.0 million in fiscal 2006 and $175.0 million in fiscal 2007 on the $300.0 million of convertible subordinated notes.

In April 2001, we entered into a receivable securitization program in which we transferred all domestic account receivables to KSI Funding Corporation, a “bankruptcy remote” special purpose corporation and our wholly-owned subsidiary. Bankruptcy remote refers to a subsidiary that is operated and structured so that transfers of assets to it from a parent are characterized as true sales and are not available to creditors in the event of a bankruptcy of the parent until the obligations of the bankruptcy remote subsidiary are satisfied. Under the facility, KSI Funding Corporation could sell up to a $40.0 million interest in all of the Company’s domestic receivables. This facility was structured as a revolving securitization, whereby an interest in additional account receivables could be sold as collections reduced the previously sold interest. At September 30, 2001, the Company had sold receivables under this agreement amounting to $20.0 million. The Company terminated this agreement in July 2002.

The Company accounted for its sale of receivables under the provision of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This transfer of financial assets without recourse qualified as a sale under the provisions of SFAS 140. Upon the sale of the receivables, the receivables were removed from the Company’s balance sheet, and the cash received from the participating bank was recorded. The Company paid a fee to the participating bank at the bank’s A-1/P-1 commercial paper rate plus a program fee of 0.625%.

NOTE 9:  SHAREHOLDERS’ EQUITY

Common Stock

In fiscal 2002, the Company’s common stock increased by $1.4 million reflecting the proceeds from the exercise of employee and director stock options and increased by $329 thousand due to a tax benefit associated with the exercise of the stock options. The Company’s common stock also increased due to the issuance of common stock as matching contributions to the Company’s 401(k) saving plan by $2.5 million, $1.9 million and $2.4 million in fiscal 2002, 2001 and 2000, respectively.

Stock Option Plans

The Company has six employee stock option plans covering substantially all employees (the “Employee Plans”) pursuant to which options have been or may be granted at 100% of the market price of the Company’s Common Stock on the date of grant. Options granted under the Employee Plans are exercisable at such dates as are determined in connection with their issuance, but not later than ten years after the date of grant.

The following summarizes all employee stock option activity for the three years ended September 30, 2002:

	September 30,
	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Option amounts in thousands)
Options outstanding at beginning of period	5,732	$10.17	4,109	$10.82	6,079	$12.17
Granted	106	27.78	2,544	14.23	2,519	14.64
Exercised	(1,480)	9.16	(141)	7.07	(160)	9.14
Terminated or canceled	(249)	12.57	(433)	12.82	(336)	13.46

Options outstanding at end of period	4,109	10.82	6,079	12.17	8,102	12.95

Options exercisable at end of period	1,250	9.13	1,963	10.13	3,139	11.07

The following table summarizes information concerning currently outstanding and exercisable employee options at September 30, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(Option amounts in thousands)
$ 1.44 - $ 4.14	149	1.7	$3.69	149	$3.69
$ 4.15 - $ 8.28	1,422	5.3	6.52	1,177	6.48
$ 8.29 - $ 12.43	662	8.7	10.27	46	11.23
$ 12.44 - $ 16.57	5,410	7.9	14.63	1,459	13.79
$ 16.58 - $ 20.71	394	5.0	18.38	280	18.40
$ 20.72 - $ 29.00	52	7.4	28.50	22	28.50
$ 29.01 - $ 32.06	13	6.6	32.06	6	32.06

	8,102	7.3	12.95	3,139	11.07

The Company also maintains two stock option plans for non-officer directors (the “Director Plans”) pursuant to which options to purchase shares of the Company’s Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options to purchase 388,000 shares at an average exercise price of $16.86 were outstanding under the Director Plans at September 30, 2002, of which options to purchase 205,000 shares were currently exercisable. In fiscal 2002, 2001 and 2000, there were 6,000, 24,000 and 164,000 options, respectively, exercised under the Director Plans at an average exercise price of $1.69, $4.21 and $8.98, respectively.

Unaudited pro forma information regarding net income and earnings per share is required by SFAS 123 for options granted after October 1, 1995 as if the Company had accounted for its stock option grants to employees under the fair value method of SFAS 123. The fair value of the Company’s stock option grants to employees was estimated using a Black-Scholes option pricing model.

The following assumptions were employed to estimate the fair value of stock options granted to employees:

	Fiscal Year Ended September 30,
	2000	2001	2002
Expected dividend yield	—	—	—
Expected stock price volatility	73.00%	76.90%	82.95%
Risk-free interest rate	5.87%	5.99%	5.40%
Expected life (years)	8	7	7

For pro forma purposes, the estimated fair value of the Company's stock options to employees is amortized over the options' vesting period. The Company's pro forma information follows:

	Fiscal Year Ended September 30,
	2000	2001	2002
	(net income (loss) in thousands)
Weighted average fair value of options granted	$21.27	$10.70	$14.64
Net income (loss) - as reported	$103,245	$(65,251)	$(274,115)
Net income (loss) - unaudited pro forma	$94,634	$(78,964)	$(291,342)
Net income (loss) per share - as reported, diluted	$1.90	$(1.34)	$(5.57)
Net income (loss) per share - unaudited pro forma, diluted	$1.75	$(1.62)	$(5.92)

At September 30, 2002, 13.0 million shares were reserved for issuance and 4.9 million shares were available for grant in connection with the Employee Plans and 938,000 shares were reserved for issuance and 550,000 shares were available for grant in connection with a Director Plan.

NOTE 10:    EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the three years before retirement. The Company’s funding policy is consistent with the funding requirements of Federal law and regulations. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation.

Detailed information regarding the Company’s defined benefit pension is as follows:

	Fiscal Year Ended September 30,
	2000	2001	2002
	(in thousands)
Change in benefit obligation:
Benefit obligations at beginning of year:	$11,956	$13,763	$15,359
Interest cost	1,008	1,051	1,094
Benefit paid	(497)	(548)	(636)
Actuarial (gain) loss	1,296	1,093	1,770

Benefit obligation at end of year	$13,763	$15,359	$17,587

Change in plan assets:
Fair value of plan assets at beginning of year:	$11,201	$12,394	$11,181
Actual return on plan assets	(92)	(2,520)	(1,612)
Employer contributions	1,782	1,855	151
Benefits paid	(497)	(548)	(636)

Fair value of assets at end of year	$12,394	$11,181	$9,084

Reconciliation of funded status:
Funded status	$(1,369)	$(4,178)	$(8,503)
Unrecognized actuarial loss	3,387	7,832	11,530

Net amount recognized at year-end	$2,018	$3,654	$3,027

Amount recognized in the statement of financial position consists of:
Accrued benefit liability	$(1,369)	(4,178)	$(8,503)
Accumulated other comprehensive income/
Unrecognized net loss	3,387	7,832	11,530

Net amount recognized at year-end	$2,018	$3,654	$3,027

Components of net periodic benefit cost:
Interest Cost	$1,008	1,051	$1,094
Expected return on plan assets	(922)	(1,018)	(875)
Recognized actuarial loss	104	186	560

Net periodic benefit cost	$190	$219	$779

Weighted-average assumptions as of September 30:
Discount rate	7.75%	7.25%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensaton increase	*	*	*

*	Not applicable due to the December 31, 1995 benefit freeze

The Company’s foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. On a consolidated basis, pension expense was $1.4 million, $1.2 million and $1.3 million, in fiscal 2002, 2001 and 2000, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan totaled $2.5 million, $1.9 million and $2.4 million in fiscal 2002, 2001 and 2000, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 11:  INCOME TAXES

Income (loss) before income taxes consisted of the following:

	Fiscal Year Ended September 30,
	2000	2001	2002
	(in thousands)
United States operation	$76,851	$(116,113)	$(277,947)
Foreign operations	66,543	37,382	36,393

	$143,394	$(78,731)	$(241,554)

The provision (benefit) for income taxes included the following:
	Fiscal Year Ended September 30,
	2000	2001	2002
	(in thousands)
Current:
Federal	$19,988	$9,017	$(7,376)
State	500	300	20
Foreign	4,442	6,596	7,109
Deferred:
Federal	15,219	(37,556)	32,808
Foreign	—	—	—

	$40,149	$(21,643)	$32,561

The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

	Fiscal Year Ended September 30,
	2000	2001	2002
	(in thousands)
Computed income tax expense (benefit) based on U.S. statutory rate	$50,188	$(27,556)	$(84,544)
Effect of earnings of foreign subsidiaries subject to different tax rates	(206)	3,263	708
Benefits from Israeli and Singapore Approved Enterprise Zones	(12,817)	(2,870)	(5,890)
Tax credit write-offs	—	—	12,167
Benefits of net operating loss and tax credit carryforwards and change in valuation allowance	1,566	(178)	65,327
Non-deductible goodwill impairment and amortization	871	3,499	22,475
Foreign dividends	—	1,137	24,968
Write off of In-Process Research and Development	—	3,953	—
Effect of revisions of permanent items	—	(2,015)	(343)
State income tax benefit	—	(1,488)	(2,456)
Other, net	547	612	149

	$40,149	$(21,643)	$32,561

In fiscal 2001, the Company recorded a cumulative effect of a change in accounting principle associated with the adoption of SAB 101, resulting in a charge to earnings of $8.2 million, net of taxes of $4.4 million.

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $144.0 million at September 30, 2002. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings approximating $68.3 million are not considered to be indefinitely reinvested in foreign operations. Accordingly, as of September 30, 2002, deferred tax liabilities of $26.6 million including withholding taxes have been provided. The Company expects to repatriate approximately $28.9 million of the $68.3 million of above-mentioned foreign earnings in fiscal 2003.

Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities as measured by the current tax rates. The net deferred tax balance is composed of the tax effects of cumulative temporary differences, as follows:

	September 30,
	2001	2002
	(in thousands)
Inventory reserves	$3,962	$3,570
Warranty accrual	312	279
Other accruals and reserves	9,699	11,986
Revenue recognition	1,309	237

Total short-term deferred tax asset	$15,282	$16,072

Intangible assets	$4,154	$7,924
Domestic tax credit carryforwards	7,019	5,706
Foreign tax credit carryforwards	4,000	0
Domestic NOL carryforwards	40,184	79,592
Foreign NOL carryforwards	9,293	12,090

	64,650	105,312
Valuation allowance	(20,724)	(86,749)

Total long-term deferred tax asset	$43,926	$18,563

Repatriation of foreign earnings, including foreign withholding taxes	$16,414	$26,611
Depreciable assets	2,738	2,658
Intangible assets	30,798	23,383
Prepaid expenses and other	2,030	2,685

Total long-term deferred tax liability	$51,980	$55,337

Net long-term deferred liability	$8,054	$36,774

The Company has U.S. net operating loss carryforwards, state net operating loss carryforwards, and tax credit carryforwards of approximately $187.4 million, $67.0 million, and $5.7 million, respectively, that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in 2009 through 2021.

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

In the fourth quarter of fiscal 2002, as part of the income tax provision for the period, the Company recorded a charge of $65.3 million through the establishment of a valuation allowance against its deferred tax asset consisting primarily of U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its recent losses, which are given substantially more weight than forecasts of future profitability in the evaluation. Until the Company utilizes these U.S. operating loss carryforwards, its income tax provision will reflect only foreign taxation.

The company also has generated losses in certain foreign jurisdictions totaling approximately $25.0 million. Similar to the situation with the US, realization of the benefit associated with these foreign loss carryforwards cannot be assured and a full valuation allowance has been provided against the deferred tax assets associated with these carryforwards.

NOTE 12:    SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

The Company operates primarily in four industry segments: equipment, packaging materials, test interconnect solutions and advanced packaging technologies. The equipment business unit designs, manufactures and markets capital equipment and related spare parts for use in the semiconductor assembly process. Equipment also services, maintains, repairs and upgrades assembly equipment. The packaging materials business designs, manufactures and markets consumable packaging materials for use on the equipment the company markets as well as on competitors’ equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company’s capital equipment. The test interconnect business unit was established in fiscal 2001, following the acquisitions of Cerprobe and Probe Tech. The business provides a broad range of products used to test semiconductors during wafer fabrication and after they have been assembled and packaged. The advanced packaging technology business unit was established in fiscal 1999 to reflect the Company’s strategic initiative to develop new technologies for advanced semiconductor packaging. This segment is comprised of the Company’s flip chip and the high density substrate businesses. The products and services of all segments are, or will be, for sale to semiconductor device manufacturers.

The	table below presents information about reported segments:

Fiscal Year Ended September 30, 2002	Equipment Segment	Packaging Materials Segment	Advanced Packaging Segment	Test Segment	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Net revenue	$169,469	$157,176	$23,317	$114,698	$—	$464,660
Cost of sales	142,965	118,080	25,068	79,686	—	365,799

Gross profit	26,504	39,096	(1,751)	35,012	—	98,861
Operating costs	85,020	27,242	21,087	52,117	16,480	201,946
Resizing	4,781	167	9,720	4,715	278	19,661
Asset impairment	2,165	2,874	8,402	1,245	16,908	31,594
Goodwill impairment	—	2,295	—	72,000	—	74,295

Income (loss) from operations	$(65,462)	$6,518	$(40,960)	$(95,065)	$(33,666)	$(228,635)

Segment Assets	$119,831	$87,689	$21,101	$175,480	$134,581	$538,682
Captial Expenditures	5,237	6,020	7,676	1,452	—	20,385
Depreciation expense	8,898	5,564	7,671	10,210	—	32,343

Fiscal Year Ended September 30, 2001	Equipment Segment	Packaging Materials Segment	Advanced Packaging Segment	Test Segment	Corporate, Other and Eliminations	Consolidated
Net revenue	$249,952	$150,945	$37,216	$116,890	$—	$555,003
Cost of sales	166,359	110,570	31,274	84,401	—	392,604

Gross profit	83,593	40,375	5,942	32,489	—	162,399
Operating costs	103,386	28,667	25,395	54,169	15,671	227,288
Resizing	2,223	1,621	—	270	52	4,166
Asset impairment		800				800
Purchased in-process research and development	—	—	—	11,709	—	11,709

Income (loss) from operations	$(22,016)	$9,287	$(19,453)	$(33,659)	$(15,723)	$(81,564)

Segment Assets	$155,220	$86,113	$38,260	$270,506	$227,327	$777,426
Captial Expenditures	24,754	8,028	9,396	6,458	—	48,636
Depreciation expense	10,760	3,973	8,057	7,302	—	30,092

Fiscal Year Ended September 30, 2000	Equipment Segment	Packaging Materials Segment	Advanced Packaging Segment	Corporate, Other and Eliminations	Consolidated
Net revenue	$692,062	$185,570	$21,641	$—	$899,273
Cost of sales	419,732	130,548	22,897	—	573,177

Gross profit	272,330	55,022	(1,256)	—	326,096
Operating costs	122,792	29,005	19,096	15,421	186,314
Resizing	(2,548)		—		(2,548)
Asset impairment		3,871			3,871

Income (loss) from operations	$152,086	$22,146	$(20,352)	$(15,421)	$138,459

Segment Assets	$258,529	$97,366	$44,957	$322,000	$722,852
Captial Expenditures	13,830	8,021	16,453	—	38,304
Depreciation expense	9,923	3,897	6,301	—	20,121

Intersegment sales are immaterial. Operating expenses identified as Corporate, Other and Eliminations consist entirely of corporate expenses. Assets identified as Corporate, Other and Eliminations consist of all cash and short-term investments of the Company and corporate income tax assets.

The Company’s market for its products is worldwide. The table below presents destination sales to unaffiliated customers and long-lived assets by country:

Fiscal year ended September 30, 2002	Destination Sales	Long-Lived Assets
	(in thousands)
United States	$130,934	$284,955
Taiwan	112,155	7,149
Malaysia	45,956	83
Singapore	40,389	69,113
Korea	17,846	222
Japan	17,294	5,254
Philippines	15,167	69
Hong Kong	11,275	129
Israel	3,135	21,201
All other	70,509	15,926

	$464,660	$404,101

Fiscal year ended September 30, 2002	Destination Sales	Long-Lived Assets
United States	$209,273	$445,279
Taiwan	66,078	8,221
Singapore	59,749	44,561
Malaysia	42,656	97
Japan	31,810	8,886
Philippines	29,613	269
Korea	11,041	186
Hong Kong	15,690	214
Israel	3,504	28,774
All other	85,589	13,612

	$555,003	$550,099

Fiscal year ended September 30, 2002	Destination Sales	Long-Lived Assets
Taiwan	$282,395	$1,316
Philippines	102,517	683
Singapore	90,438	81,939
United States	83,480	242,322
Malaysia	78,002	147
Korea	74,696	264
Japan	58,962	27,834
Hong Kong	40,079	691
Israel	4,066	31,411
All other	84,638	14,245

	$899,273	$400,852

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In fiscal 2002, sales to Advanced Semiconductor Engineering accounted for 12% of the Company’s net sales. In fiscal 2001, no customer accounted for more than 10% of net sales. In fiscal 2000, sales to Advanced Semiconductor Engineering accounted for 15% of the Company’s net sales and sales to Amkor Technologies accounted for 10% of the Company’s net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

NOTE 13:    ACQUISITIONS AND PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In November 2000, the Company completed a tender offer for 100.0% of the outstanding shares of Cerprobe Corporation (“Cerprobe”) for $20 per share. The total purchase price of Cerprobe, including transaction costs, the assumption of acquisition related liabilities and debt repayment, was approximately $225.0 million, payable in cash. In December 2000, the Company purchased all the outstanding shares of Probe Technology Corporation (“Probe Tech”) for approximately $65.0 million, including transaction costs and the assumption of acquisition related liabilities, payable in cash. The acquired assets of Probe Tech include a minority interest in a foreign subsidiary. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The acquisitions have been recorded using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. The Company has allocated a portion of the purchase price for each acquisition to intangible assets valued using a discount rate of 25.0% for Cerprobe and 18.0% for Probe Tech. The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use and to which technological feasibility had not been established totaled $11.3 million for Cerprobe and $0.4 million for Probe Tech. These amounts were charged to expense as of the acquisition dates. The Company received a waiver of a bank covenant under its then existing bank revolving credit facility, which limited the amount the Company could spend on acquisitions, in order to complete the Cerprobe and Probe Tech acquisitions. The Company borrowed $55.0 million under its bank revolving credit facility to partially fund the purchase of Probe Tech. The operations of these two companies have been combined to create a test division, which is disclosed as a separate business segment for financial reporting purposes.

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

	Fiscal year ended September 30,
	2000(1)	2001
	(unaudited)
	(in thousands, except per share data)
Net Sales	$1,009,809	$582,426
Net Income (loss)	$79,880	$(67,732)
Diluted net income (loss) per share	$1.49	$(1.39)

(1)	The results for Cerprobe for the fiscal year ended September 30, 2000 included a charge of $8.8 million for in-process research and development associated with its acquisition of OZ Technologies, Inc.

The components of the purchase price allocation for the acquisitions of Cerprobe and Probe Tech are as follows:

	Cerprobe	Probe Tech
	(in thousands)
Current assets	$44,223	$12,180
Property, plant, equipment and other long term assets	27,241	8,948
Acquired intangibles	80,800	30,253
Acquired in-process research and development	11,295	414
Goodwill	105,510	16,298
Less: Liabilities assumed	(75,573)	(3,432)

Total	$193,496	$64,661

The intangible assets resulting from the acquisitions are being amortized on a straight-line basis over a 10-year period.

A lawsuit between Cerprobe and the former president, director and shareholder of Silicon Valley Test & Repair, Inc. (a company acquired by Cerprobe Corporation in January 1997) was settled and dismissed in June 2001, with Cerprobe paying $280 thousand in attorney’s fees to opposing counsel. This amount has been allocated to goodwill in the opening balance sheet, as a cost of the Cerprobe acquisition.

In fiscal 2001, the Company recorded a charge of $11.7 million for in-process R&D associated with the acquisitions of Cerprobe and Probe Tech representing the appraised value of products still in the development stage that did not have a future alternative use and which had not reached technological feasibility. As part of the acquisition, the Company acquired 16 ongoing R&D projects, all aimed at increasing the technological features of the existing probe cards and therefore the number of test applications for which they could be marketed. The R&D projects ranged from researching the feasibility of producing multi-die testing probes to researching the feasibility of producing probes for specialized semiconductor package (CSP and BGA) configurations. The project stage of completion ranged from 10% to 90% and all projects were due for completion and product launch by the third quarter of 2002 at prices and costs similar to the existing probe cards marketed by Cerprobe and Probe Tech.

In the valuation of in-process technology, the Company utilized a variation of the income approach. The Company forecasted revenue, earnings and cash flow for the products under development. Revenues were projected to extend out over the expected useful lives for each project. The technology was then valued through the application of the Discounted Cash Flow method. Values were calculated using the present value of their projected future cash flow at discount rates of between 28.4% and 49.1%. The Company anticipated that some of these projects might take longer to develop than originally thought and that some of these projects may never be marketable and there is a risk that the anticipated future cash flows might not be achieved. Of the 16 ongoing R&D projects at the time of the acquisition four have been completed, four are still in progress, four have been cancelled due to overlapping technology with our Cobra line of vertical test products, and four were cancelled due to nonproductive results. The Company believes that the expected returns of the completed and in-process R&D projects will be realized. The Company also believes that future revenues from existing Cobra products will offset the expected future revenues from the R&D projects that were cancelled due to the overlapping technology and that there will be no adverse material impact on the Company’s future operating results or the expected return on its investment in the acquired companies. The four projects that were cancelled due to lack of productive results will not have a material impact on our future operating results and expected return on our investment in the acquired companies.

The major R&D projects in process at the time of the acquisition, along with their current status and estimated time for completion are as follows:

R&D project	Value Assigned at Purchase(2)	Percentage Complete at Purchase	Estimated Cost to Complete Project at Purchase	Projected Product Launch Date		Current Status of Project
	(dollars in thousands)
Next generation contact technology	$2,700	10%	$290	Q2 2003		In process
Socket tesing capability for CSP and BGA packages	$2,000	50%	$65	N/A		Complete
ViProbe pitch reduction	$1,600	40%	$89	N/A		Cancelled(1)
Vertical space transformer	$1,500	25%	$278	N/A		Cancelled(1)
Extension of P4 technology to vertical test configuations	$1,300	40%	$229	N/A		Cancelled(1)
Low-force, high-density interface using P4 technology	$1,300	30%	$138	N/A		Cancelled
						3 complete;
All other projects combined				Q1 2003	-	3 in process;
(total of ten projects)	$1,300	10-90%	$576	Q4 2004		4 cancelled

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

(2)	The Value Assigned at Purchase reflects the present value of the anticipated future cash flow generated from each R&D project from its launch date through the expected life of the product.

NOTE 14:    OTHER FINANCIAL DATA

The Company recorded other income of $2.0 million in fiscal 2002 and $8.0 million in fiscal 2001 as the result of a cash settlement of an insurance claim associated with a fire in our expendable tool facility.

Maintenance and repairs expense totaled $5.2 million, $5.6 million and $3.1 million for fiscal 2002, 2001 and 2000, respectively. Warranty and retrofit expense was $3.4 million, $3.5 million and $8.8 million for fiscal 2002, 2001 and 2000, respectively.

Rent expense for fiscal 2002, 2001 and 2000 was $14.0 million, $7.8 million and $3.6 million, respectively.

A reconciliation of weighted average shares outstanding-basic to the weighted average shares outstanding-diluted appears below:

	Fiscal Year Ended September 30,
	2000	2001	2002
	(shares in thousands)
Weighted average shares outstanding – Basic	47,932	48,877	49,217
Potentially dilutive securities:
Employee stock options	2,469	*	*
4¾% Convertible Subordinated Debt	6,095	*	*
5¼% Convertible Subordinated Debt	N/A	*	*

Weighted average shares outstanding – Diluted	56,496	48,877	49,217

The after-tax interest expense recognized by the Company in fiscal 2000 associated with the convertible subordinated notes that was added back to net income in order to compute diluted net income per share was $4.3 million.

* Due to the Company’s net loss for the fiscal years ended September 30, 2001 and September 30, 2002, all potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) was 9,382,000 in fiscal 2001, and 15,217,000 in fiscal 2002.

NOTE 15:    COMMITMENTS AND CONTINGENCIES

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2012. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows: $12.3 million in 2003; $10.5 million in 2004; $9.6 million in 2005; $5.7 million in 2006; $3.5 million in 2007 and $8.1 million thereafter.

The Israeli government has continued to fund a portion of the research and development costs related to some of our products. The Company is contingently liable to repay this funding through royalties to the Israeli government. Royalty payments are due only after sale of the funded products are computed at varying rates from 3% to 5% of the sales and are limited to the amounts received from the Israeli government. Royalty payments to the Israeli government for the fiscal years ended September 30, 2002, 2001 and 2000 totaled $223 thousand, $490 thousand and $9 thousand, respectively. At September 30, 2002, the Company estimates that contingent liabilities for royalties related to potential future product sales are approximately $4.5 million.

The Company has received tax benefits of approximately $5.8 million from the Israeli government which are contingent upon the Company attaining certain sales and employment levels within Israel. The Company has not met all of the required sales and employment levels and may not be entitled to all of the tax benefits received to-date. The Company expects to be able to successfully negotiate this matter with the Israeli government however the Company believes that any outcome will not materially and adversely affect the Company’s business, financial condition and operating results.

From time to time, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In such cases, the Company will defend against claims or negotiate licenses where considered appropriate. In addition, some of the Company’s customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership (the “Lemelson Foundation”), in which the Lemelson Foundation claims that certain manufacturing processes used by those customers infringe patents held by the Lemelson Foundation. The Company has never been named a party to any such litigation. Some customers have requested that the Company indemnify them to the extent their liability for these claims arises from use of the Company’s equipment. The Company does not believe that products sold by us infringe valid Lemelson patents. If a claim for contribution was brought against the Company, the Company believes it would have valid defenses to assert and also would have rights to contribution and claims against the Company’s suppliers. The Company has never incurred any material liability with respect to the Lemelson claims or any other pending intellectual property claim and the Company does not believe that these claims will materially and adversely affect the Company’s business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim that might be made, however, is uncertain and the Company cannot assure you that the resolution of any such claim will not materially and adversely affect the Company’s business, financial condition and operating results.

The U.S. Customs Service conducted an assessment of the Company’s compliance with customs regulations for the fiscal year ended September 30, 1998 and concluded that $201 thousand of duty was not paid. They also concluded that for the fiscal years ended September 30, 1996, 1997 and 1999 unpaid duty amounted to $584 thousand. The Company has paid the total assessed duty of $785 thousand. U.S. Customs has proposed a $3.2 million penalty on the unpaid duty. The Company has offered $1.1 million to settle all liabilities and has paid this amount to Customs.

NOTE 16:    SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Financial information pertaining to quarterly results of operations follows:

Fiscal Year ended September 30, 2002:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
Net sales	$103,155	$106,917	$132,418	$122,170	$464,660
Gross profit	25,387	10,632	35,020	27,822	98,861
Loss from operations(1)(2)	(21,532)	(56,461)	(17,163)	(133,479)	(228,635)
Loss before income taxes	(24,934)	(59,799)	(20,747)	(136,074)	(241,554)
Provision (benefit) for income tax	(7,481)	(16,244)	(2,645)	58,931	32,561

Net loss	$(17,453)	$(43,555)	$(18,102)	$(195,005)	$(274,115)

Net loss per share:
Basic	$(0.36)	$(0.89)	$(0.37)	$(3.95)	$(5.57)
Diluted	$(0.36)	$(0.89)	$(0.37)	$(3.95)	$(5.57)

Fiscal Year ended September 30, 2001:

	First (4) Quarter	Second (4) Quarter	Third (4) Quarter	Fourth Quarter	Total
Net sales	$153,429	$149,425	$134,358	$117,791	$555,003
Gross profit	53,604	42,021	42,010	24,764	162,399
Loss from operations(2)(3)	(13,639)	(24,558)	(11,654)	(31,713)	(81,564)
Loss before cumulative effect of change in accounting principle and income tax	(12,161)	(18,112)	(13,813)	(34,645)	(78,731)
Income tax benefit	(162)	(6,418)	(4,691)	(10,372)	(21,643)
Cumulative effect of change in accounting principle, net of tax	(8,163)				(8,163)

Net loss	$(20,162)	$(11,694)	$(9,122)	$(24,273)	$(65,251)

Net loss as previously reported	$(11,686)	$(10,989)	$(9,476)	$—	$—

Net loss per share before cumulative effect of change in accounting:
Basic	$(0.24)	$(0.24)	$(0.19)	$(0.50)	$(1.17)
Diluted	$(0.24)	$(0.24)	$(0.19)	$(0.50)	$(1.17)
Cummulative effect of change in accounting per share:
Basic	$(0.17)	$—	$—	$—	$(0.17)
Diluted	$(0.17)	$—	$—	$—	$(0.17)
Net loss per share:
Basic	$(0.41)	$(0.24)	$(0.19)	$(0.50)	$(1.34)
Diluted	$(0.41)	$(0.24)	$(0.19)	$(0.50)	$(1.34)
Net loss per share as previously reported
Basic	$(0.24)	$(0.23)	$(0.19)	$—	$—
Diluted	$(0.24)	$(0.23)	$(0.19)	$—	$—

(1)
Results for fiscal 2002 include resizing charges in the second, third and fourth quarters of $11.3 million, $2.1 million and $6.3 million, respectively (See Note 2); asset impairment charges in the second and fourth quarters of $4.9 million and $26.7 million, respectively (See Note 3); goodwill impairment in the fourth quarter of $74.3 million (See Note 4); $5.0 million of severance associated with workforce reductions in our continuing businesses in the fourth quarter; and inventory write-downs of $13.3 million (to costs of goods sold) in the second quarter and $1.1 million in the fourth quarter

(2)	Represents net sales less costs and expenses but before net interest expense and other income.

(3)
Results for fiscal 2001 include the resizing charges recorded in the second and fourth quarter of $1.7 million and $2.5 million, respectively, established for the termination of 511 employees and the closure of a wire facility. Results for the fourth quarter of fiscal 2000 include the benefit from the reversal of $2.5 million of the severance reserve established in fiscal 1999 for the termination of employees in the United States as a result of the move of the manufacturing of the Company’s automatic ball bonders to Singapore and a charge of $3.9 million for the write-off of the Company’s investment in Advanced Polymer Solutions, LLC.

(4)	Restated to give effect to the adoption of SAB 101.

NOTE 17:    SUBSEQUENT EVENT

On November 5, 2002, the Company announced that it was evaluating various alternatives for its saw, wafer and hard material blade and flip chip business units, including their potential sale. The Company has begun very preliminary discussions with potential buyers while concurrently exploring other alternatives. There can be no assurance that a sale of the units will occur, therefore, they will continue to be operated with the Company’s full support.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE.

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required hereunder with respect to the directors will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2003 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 401(b) of Regulation S-K appears at the end of Part I, Item 1 of this report under the heading “Executive Officers of the Company.”

Item 11.     EXECUTIVE COMPENSATION.

The information required hereunder will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2003 Annual Meeting, which information is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2003 Annual Meeting, which information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2002:

	(share amounts in thousands)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,223	$13.25	4,263
Equity compensation plans not approved by security holders	1,267	$12.19	1,217

Total	8,490	$13.09	5,480

The Company’s 1999 Nonqualified Employee Stock Option Plan is the only equity compensation plan of the Company not approved by shareholders. This plan was approved by the Board of Directors on September 28, 1999 and only employees of the Company and its subsidiaries who are not directors or officers are eligible to receive options. The Compensation Committee of the Board administers the plan. The exercise price of options granted under this plan is equal to 100% of the fair market value of the Company’s Common Shares on the date of grant.

Item	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required hereunder will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2003 Annual Meeting, which information is incorporated herein by reference.

Item 14.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in internal controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

(1) Financial Statements—Kulicke and Soffa Industries, Inc.:

Report of Independent Accountants	45
Consolidated Balance Sheets at September 30, 2002 and 2001	46
Consolidated Statements of Operations for the fiscal years ended September 30, 2002, 2001 and 2000	47
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2002, 2001 and 2000	48
Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended September 30, 2002, 2001 and 2000	49
Notes to Consolidated Financial Statements	50-79

(2) Financial Statement Schedules:

II—Valuation and Qualifying Accounts	85

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

(3)     Exhibits:

EXHIBIT NUMBER	ITEM

2(i)
Agreement and Plan of Merger, dated as of October 11, 2000, by and among Kulicke and Soffa Industries, Inc., Cardinal Merger Sub., Inc. and Cerprobe Corporation is incorporated herein by reference from Exhibit D(1) to the Company’s Form TO filed on October 25, 2000.

2(ii)
Stock Option Agreement, dated October 11, 2000, by and among Kulicke and Soffa Industries, Inc., Cardinal Merger Sub., Inc. and Cerprobe Corporation, is incorporated herein by reference from Exhibit D(2) to the Company’s Form TO filed on October 25, 2000.

2(iii)
Form of Affiliate Tender Agreement, dated as of October 11, 2000, between Kulicke and Soffa Industries, Inc. and certain stockholders of Cerprobe Corporation, filed as Exhibit 4 to Kulicke and Soffa Industries, Inc.’s Schedule 13D filed on October 23, 2000 is incorporated herein by reference.

3(i)
The Company’s Form of Amended and Restated Articles of Incorporation dated June 14, 2002, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by reference.

3(ii)	The Company’s By-Laws, as amended through June 26, 1990, filed as Exhibit 2.2 to the Company’s Form 8-A12G dated September 8, 1995, SEC file No. 000-00121, is incorporated herein by reference.

4(i)
Indenture dated as of December 13, 1999 between the Company and Chase Manhattan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated December 13, 1999, is incorporated herein by reference.

4(ii)
Registration Rights Agreement dated as of December 13, 1999 between the Company and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Form 8-K dated December 13, 1999, is incorporated herein by reference.

4(iii)
Indenture dated as of August 15, 2001 between the Company and Chase Manhattan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated August 24, 2001, is incorporated herein by reference.

4(iv)
Registration Rights Agreement dated as of August 15, 2001 between the Company and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Form 8-K dated August 24, 2001, is incorporated herein by reference.

10(i)
The Company’s 1988 Employee Incentive Stock Option and Non- Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10 (vii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996, is incorporated herein by reference.*

10(ii)
Amendment No. 1 to the Company’s 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10(xx) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 is incorporated by reference.*

10(iii)
The Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10(viii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996, SEC file No. 000-00121, is incorporated herein by reference.*

10	(iv)
Amendment No. 1 to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10	(v)
Amendment No. 2 to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated by reference.*

10	(vi)
Amendment No. 3 to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10(xviii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is incorporated by reference.*

10	(vii)
Amendment No. 4 to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is incorporated by reference.*

10	(viii)
Amendment No. 5 to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective October 8, 1996), filed as Exhibit 10(xx) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is incorporated by reference.*

10	(ix)
Gold Supply Agreement, as amended October 2, 1995 between American Fine Wire Corporation, et al, and Rothschild Australia Limited, filed as Exhibit 10.1 to the Company’s Form 8-K dated September 14, 1995 as amended by Form 8-K/A on October 26, 1995, SEC file No. 000-00121, is incorporated herein by reference.

10	(x)
Operating Agreement of Flip Chip Technologies, LLC dated February 28, 1996, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, is incorporated herein by reference.

10	(xi)
The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective February 9, 1999), filed as Exhibit 10(viii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.*

10	(xii)	Amendment No. 1 to the Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors(as amended and restated effective February 9, 1999).*

10	(xiii)
Convertible Loan Agreements between the Company, Flip Chip Technologies, LLC and Delco Electronics Corporation dated June 16, 1997, October 30, 1997, February 18, 1998 and November 19, 1998 filed as Exhibit 10(xviii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is incorporated herein by reference.

10	(xiv)
The Company’s Executive Incentive Compensation Plan (as amended through October 14, 1997), filed as Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.*

10	(xv)
The Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by reference.*

10	(xvi)
Amendment No. 1 to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, filed as Exhibit 10(xiii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10	(xvii)
Amendment No. 2 to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, filed as Exhibit 10(b) to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated by reference.*

10	(xviii)
Amendment No. 3 to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, filed as Exhibit 10(xxi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is incorporated by reference.*

10	(xix)
Amendment No. 4 to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, filed as Exhibit 10(xxii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is incorporated by reference.*

10	(xx)
Amendment No. 5 to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, filed as Exhibit 10(xxiii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is incorporated by reference.*

10	(xxi)
The Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999), as Exhibit 10(xiv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.*

10	(xxii)
Amendment No. 1 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999), filed as Exhibit 10(xxvi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.*

10	(xxiii)
Amendment No. 2 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999), filed as Exhibit 10(xxvii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.*

10	(xxiv)	Amendment No. 3 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999). *

10	(xxv)	Amendment No. 4 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999).*

10	(xxvi)	The Company’s 1999 Nonqualified Employee Stock Option Plan (effective September 28, 1999).*

10	(xxvii)	Amendment No. 1 to the Company’s 1999 Nonqualified Employee Stock Option Plan.*

10	(xxviii)	Amendment No. 2 to the Company’s 1999 Nonqualified Employee Stock Option Plan.*

10	(xxix)	Amendment No. 3 to the Company’s 1999 Nonqualified Employee Stock Option Plan.*

10	(xxx)	Amendment No. 4 to the Company’s 1999 Nonqualified Employee Stock Option Plan.*

10	(xxxi)
Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2(a)-30 months), and Messrs. Perchick, Sprague, Jacobi, Lendner, Salmons, Sawachi, Spooner, Belani, Chylak, Cristallo, Greenberger, Torton, Amweg, Camarda, Hartigan, Kish, Mak, Rheault, Strittmatter and Moore (Section 2(a)-18 months), filed as Exhibit 10(vii) to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000, is incorporated herein by reference.*

10	(xxxii)
Receivables purchase agreement among KSI Funding Corporation, Kulicke and Soffa Industries, Inc., Market Street Funding Corporation, and PNC Bank, National Association dated April 17, 2001, as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended June 30, 2001, is incorporated herein by reference.

10	(xxxiii)
Purchase and sale agreement between American Fine Wire Corporation, Cerprobe Corporation, Kulicke and Soffa Industries, Inc., Probe Technology Corporation and Semitec, as the Originators, and KSI Funding Corporation, dated April 17, 2001, as filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended June 30, 2001, is incorporated herein by reference.

10	(xxxiv)
The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, as filed as Appendix A to the Company’s Proxy Statement dated January 8, 2001, is incorporated herein by reference.*

10	(xxxv)
Amendment No. 1 to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, filed as Exhibit 10(xxiv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.*

10	(xxxvi)
Amendment No. 2 to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, filed as Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.*

21		Subsidiaries of the Company.

23		Consent of PricewaterhouseCoopers LLP (Independent Accountants).

*		Indicates a Management Contract or Compensatory Plan.

(b	)	Reports on Form 8-K:

The Company filed a Form 8-K on August 27, 2002 making an Item 5 disclosure announcing that it would close its substrate operations in Milpitas, California and that it expected to record a pre-tax charge of approximately $17.0 million, in its fourth fiscal quarter ended September 30, 2002, associated with the closure.

The Company filed a Form 8-K on September 3, 2002 making an Item 5 disclosure announcing that it was eliminating the position of President and that the responsibilities of the president would be assumed by C. Scott Kulicke, the Company’s chairman and chief executive officer.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts
(in thousands)

	Balance at beginning of period	Charged to costs and expenses		Other Additions (describe)		Deductions (describe)		Balance at end of period
Year ended September 30, 2000
Allowance for doubtful accounts	$1,727	$2,758		$—		$130	(1)	$4,355

Inventory reserve	$14,928	$6,978		$—		$5,665	(2)	$16,241

Valuation allowance for deferred taxes	$12,215	$509	(3)	$—		$—		$12,724

Year ended September 30, 2001
Allowance for doubtful accounts	$4,355	$1,406		$816	(4)	$335	(1)	$6,242

Inventory reserve	$16,241	$18,095		$1,003	(4)	$6,230	(2)	$29,109

Valuation allowance for deferred taxes	$12,724	$7,926	(5)	$1,929	(4)	$1,855	(6)	$20,724

Year ended September 30, 2002
Allowance for doubtful accounts	$6,242	$158		$—		$367	(1)	$6,033

Inventory reserve	$29,109	$14,362		$—		$18,624	(2)	$24,847

Valuation allowance for deferred taxes	$20,724	$66,025	(7)	$—		$—		$86,749

(1)	Bad debts written off.
(2)	Disposal of excess and obsolete inventory.
(3)	Reflects the increase in the valuation allowance associated with net operating losses of the Company’s Japanese subsidiary plus an increase in the valuation allowance related to U.S. tax credits.
(4)	Reflects adjustment for reserves acquired.
(5)	Reflects the increase in the valuation allowance associated with net operating losses of certain of the Company’s subsidiaries.
(6)	Reversal of valuation allowance provided for a domestic subsidiary of the Company.
(7)	Reflects the increase in the valuation allowance associated with the Company’s U.S. net operating losses and tax credit carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/S/ C. SCOTT KULICKE
C. Scott Kulicke Chairman of the Board and Chief Executive Officer

  Dated: December 23, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. SCOTT KULICKE C. Scott Kulicke (Principal Executive Officer)	Chairman of the Board and Director	December 23, 2002

/s/ CLIFFORD G. SPRAGUE Clifford G. Sprague (Principal Financial and Accounting Officer)	Senior Vice President and Chief Financial Officer	December 23, 2002

/s/ PHILIP V. GERDINE Philip V. Gerdine	Director	December 23, 2002

/s/ JOHN A. O’STEEN John A. O’Steen	Director	December 23, 2002

/s/ ALLISON F. PAGE Allison F. Page	Director	December 23, 2002

/s/ MACDONELL ROEHM, JR. MacDonell Roehm, JR.	Director	December 23, 2002

/s/ LARRY D. STRIPLIN, JR. Larry D. Striplin, Jr.	Director	December 23, 2002

/s/ C. WILLIAM ZADEL C. William Zadel	Director	December 23, 2002

CERTIFICATION

I, C. Scott Kulicke, certify that:

1.	I have reviewed this annual report on Form 10-K of Kulicke and Soffa Industries, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 23, 2002

  /s/ C. SCOTT KULICKE
C. Scott Kulicke
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Clifford G. Sprague, certify that:

1.	I have reviewed this annual report on Form 10-K of Kulicke and Soffa Industries, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 23, 2002

  /s/ CLIFFORD G. SPRAGUE
Clifford G. Sprague
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM

10(xii)	Amendment No. 1 to the Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors(as amended and restated effective February 9, 1999).

10(xxiv)	Amendment No. 3 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999).

10(xxv)	Amendment No. 4 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999).

10(xxvi)	The Company’s 1999 Nonqualified Employee Stock Option Plan (effective September 28, 1999).

10(xxvii)	Amendment No. 1 to the Company’s 1999 Nonqualified Employee Stock Option Plan.

10(xxviii)	Amendment No. 2 to the Company’s 1999 Nonqualified Employee Stock Option Plan.

10(xxix)	Amendment No. 3 to the Company’s 1999 Nonqualified Employee Stock Option Plan.

10(xxx)	Amendment No. 4 to the Company’s 1999 Nonqualified Employee Stock Option Plan.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Accountants)

.