Form 10-Q
period 2002-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2003-02-14
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐

As of January 31, 2003, there were 49,592,495 shares of the Registrant’s Common Stock, Without Par Value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10-Q

DECEMBER 31, 2002

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	(unaudited) December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$89,166	$69,999
Short-term investments	22,134	15,866
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/02 - $6,033; 12/31/02 - $5,750)	89,132	79,953
Inventories, net	50,887	51,472
Prepaid expenses and other current assets	10,508	11,699
Deferred income taxes	16,072	15,154

TOTAL CURRENT ASSETS	277,899	244,143

Property, plant and equipment, net	89,742	84,758
Intangible assets, (net of accumulated amortization:
9/30/02 - $16,927; 12/31/02 - $19,260)	75,509	73,195
Goodwill	87,107	87,107
Other assets	8,425	8,044

TOTAL ASSETS	$538,682	$497,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$186	$122
Accounts payable	55,659	38,374
Accrued expenses	52,581	47,838
Income taxes payable	9,660	9,963

TOTAL CURRENT LIABILITIES	118,086	96,297

Long term debt	300,393	300,419
Other liabilities	14,106	12,053
Deferred taxes	36,774	35,856

TOTAL LIABILITIES	469,359	444,625

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:
Common stock, without par value	199,886	200,431
Retained deficit	(119,103)	(136,758)
Accumulated other comprehensive loss	(11,460)	(11,051)

TOTAL SHAREHOLDERS’ EQUITY	69,323	52,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$538,682	$497,247

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2001	2002
Net sales	$103,155	$111,371
Cost of goods sold	77,768	84,040

Gross profit	25,387	27,331

Selling, general and administrative	31,514	28,326
Research and development, net	12,924	9,643
Resizing (recovery) costs	—	(205)
Gain on disposal of assets	—	(121)
Amortization of intangible assets	2,481	2,308

Operating Expense	46,919	39,951

Loss from operations	(21,532)	(12,620)
Interest income	1,442	481
Interest expense	(4,850)	(4,490)
Other income	6	—

Loss before income taxes	(24,934)	(16,629)
Provision (benefit) for income taxes	(7,481)	1,026

Net loss	$(17,453)	$(17,655)

Net loss per share:
Basic	$(0.36)	$(0.36)
Diluted	$(0.36)	$(0.36)
Weighted average shares outstanding:
Basic	49,055	49,514
Diluted	49,055	49,514

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,453)	$(17,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,760	9,801
Deferred taxes	(9,173)	—
Changes in components of working capital	5,575	(14,322)
Other, net	(1,204)	(1,056)

Net cash used in operating activities	(11,495)	(23,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	15,561	6,232
Purchase of investments classified as available for sale	(18,264)	—
Purchases of property, plant and equipment	(1,042)	(2,349)
Proceeds from sale of property, plant and equipment	181	218

Net cash provided by (used in) investing activities	(3,564)	4,101

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	521	2
Payments on capital leases	(259)	(38)

Net cash provided by (used in) financing activities	262	(36)

Changes in cash and cash equivalents	(14,797)	(19,167)
Cash and cash equivalents at beginning of period	155,036	89,166

Cash and cash equivalents at end of period	$140,239	$69,999

CASH PAID DURING THE PERIOD FOR:
Interest	$4,436	$4,552
Income Taxes	$1,804	$723

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at December 31, 2002, and the results of its operations and its cash flows for the three month periods ended December 31, 2001 and 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangibles - Effective October 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives will no longer be amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually.

In fiscal 2002, the Company reviewed its business and determined that there are five reporting units to be reviewed for impairment in accordance with the standard – the reporting units were: the bonding wire, hub blade, substrate, flip chip and test business. The bonding wire and hub blade businesses are included in the Company’s packaging materials segment, the substrate and flip chip businesses were included in the Company’s advanced packaging segment and the test business comprises the Company’s test segment. There is no goodwill associated with the Company’s equipment segment. Upon adoption of SFAS 142 in the first quarter of fiscal 2002, the Company completed the required transitional impairment testing of intangible assets, and based upon those analyses, did not identify any impairment charges as a result of adoption of this standard effective October 1, 2001.

Upon adoption of the standard, the Company reclassified $17.2 million of intangible assets relating to an acquired workforce in the test reporting unit into goodwill and correspondingly reduced goodwill by $4.9 million of goodwill associated with a deferred tax liability established for timing differences of U.S. income taxes on the workforce intangible. In fiscal 2002, the Company reduced goodwill associated with the test reporting unit by $1.5 million reflecting the settlement of a purchase price dispute with the former owners of Probe Technology.

The Company has determined that its annual test for impairment of intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. Due to the severity and the length of the current industry downturn and uncertainty of the timing of improvement in industry conditions the Company revised its earnings forecasts for each of its business units that were tested for impairment in the fourth quarter of fiscal 2002. As a result, in fiscal 2002, the Company discontinued its substrate business and wrote-off intangible assets of $1.1 million and recognized a goodwill impairment loss of $72.0 million in its test reporting unit and a goodwill impairment loss of $2.3 million in its hub blade reporting unit. The fair value of each reporting unit was estimated using the expected present value of future cash flows.

The following table outlines the components of goodwill and intangible assets by business segment at December 31, 2002 after adoption of the standard and recognition of the goodwill impairment in fiscal 2002:

	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Total
	(in thousands)
Goodwill	$29,685	$5,666	$51,756	$87,107

Intangible Assets:
Customer accounts	—	—	32,535	32,535
Complete technology	—	—	40,660	40,660

Intangible assets, net of amortization	—	—	73,195	73,195

Balance, December 31, 2002	$29,685	$5,666	$124,951	$160,302

The gross carrying amount and accumulated amortization of the intangible assets at December 31, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Total Net BookValue
	(in thousands)
Customer Accounts	$41,100	$8,565	$32,535
Complete Technology	51,355	10,695	40,660

Total	$92,455	$19,260	$73,195

The aggregate amortization expense related to these intangible assets for the three months ended December 31, 2002 was $2.3 million compared to $2.5 million in the prior year. The annual amortization expense, related to these intangible assets, for each of the next five fiscal years will be $9.2 million.

Asset Retirement Obligations - In August 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets - The standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. The Company adopted this standard effective October 1, 2002 and the adoption did not have an impact on its financial position and results of operations, however this standard could impact the Company’s financial position and results of operations in future periods.

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

This standard applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The Company adopted this standard effective October 1, 2002 and the adoption did not have an impact on its financial position and results of operations, however this standard could impact the Company’s financial position and results of operations in future periods.

Accounting for Costs Associated with Exit or Disposal Activities - In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this standard and does not expect the adoption will have a significant impact on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the implementation of FIN 45 will have a significant impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements for fiscal years ending after December 15, 2002. The Company does not expect the adoption of SFAS 148 will have a significant impact on its financial position and results of operations.

Reclassifications - Certain amounts in the Company’s prior year financial statements have been reclassified to conform to their presentation in the current fiscal year.

NOTE 3 - INVENTORIES

Inventories consist of the following:

	September 30, 2002	December 31, 2002
	(in thousands)
Raw materials and supplies	$39,477	$39,294
Work in process	18,549	17,267
Finished goods	17,708	17,928

	75,734	74,489
Inventory reserves	(24,847)	(23,017)

	$50,887	$51,472

NOTE 4 - EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of employee stock options and the conversion of the convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share if convertible securities are assumed to be converted to common shares the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three months ended December 31, 2001 and 2002, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect on net loss per share.

Due to the Company’s net loss for the three months ended December 31, 2001 and 2002, potentially dilutive securities are deemed to be antidilutive. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) was 15,389,000 and 14,631,830 at December 31, 2001 and 2002, respectively.

NOTE 5 - ACQUISITIONS

In fiscal 2001, the Company completed the acquisitions of Cerprobe Corporation and Probe Technology Corporation. The businesses of Cerprobe and Probe Tech have been combined to form the Test Division. Refer to Note 13 of the Company’s Form 10-K for the year ended September 30, 2002 for a description of the businesses acquired and the allocation of the purchase price.

NOTE 6 - RESIZING

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two years. The Company developed resizing plans in response to these changes in its business environment with the intent to align its cost structure with anticipated revenue levels. Expenses have been incurred associated with cost containment activities including downsizing and facility consolidations. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. Although the Company makes every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In the first quarter of fiscal 2003 the Company reversed $205 thousand of resizing charges previously recorded in fiscal 2002 due to the actual severance cost associated with the terminated positions being less than those originally estimated.

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, the Company announced that it would close its substrate operations due to its high capital and operating cash requirements. As a result, the Company recorded a resizing charge of $8.5 million. The resizing charge includes a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.2 million. All but one position was terminated in the first quarter of fiscal 2003 and the remaining position is expected to be terminated by March 31, 2003. Cash payments for the severance charge are expected to be complete by March 31, 2003 but cash payments for the lease obligations are expected to continue until the end of 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, the Company wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	Severance and Benefits	Commitments	Total
	(in thousands )
Fourth Quarter 2002 Charge
Provision for resizing	$1,231	$7,280	$8,511
Payment of obligations	—	—	—

Balance, September 30, 2002	1,231	7,280	8,511

Change in estimate	(102)	—	(102)
Payment of obligations	(762)	(558)	(1,320)

Balance, December 31, 2002	$367	$6,722	$7,089

Third Quarter 2002

In the third quarter of fiscal 2002, the Company announced a resizing plan to reduce headcount and consolidate manufacturing in its test division. The resizing plan was a result of the Company’s decision to move towards a 24 hour per-day manufacturing model in its major U.S. wafer test facility, which will provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, the Company moved manufacturing of wafer test products from its Gilbert, Arizona facility and its Austin, Texas facility to its San Jose, California and Dallas, Texas facilities and from its Kaohsuing, Taiwan facility to its Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At December 31, 2002, all of the positions have been eliminated. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and a Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. Both facilities have been closed. The plans have been completed but cash payments for the severance charges are expected to continue through 2004 and cash payment for the facility and contractual obligations are expected to continue through 2005, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	Severance and Benefits	Commitments	Total
	(in thousands)
Third Quarter 2002 Charge
Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	1,105	233	1,338

Change in estimate	(103)	—	(103)
Payment of obligations	(467)	—	(467)

Balance, December 31, 2002	$535	$233	$768

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

As a result of the functional realignment, the Company terminated employees at all levels of the organization from factory workers to vice presidents. The organizational change shifted management of the Company businesses to functional (i.e. sales, manufacturing, research and development, etc.) areas across product lines rather than by product line. For example, research and development activities for the entire company are now controlled and coordinated by one corporate vice president under the functional organizational structure, rather than separately by each business unit. This structure provides for a more efficient allocation of human and capital resources to achieve corporate R&D initiatives.

In the second quarter, the Company closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore, whose operations were absorbed into other Company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit date that is associated with these closed test facilities.

The plans have been completed but cash payments for the severance charges and the facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

In the fourth quarter of fiscal 2002, the Company reversed $600 thousand of resizing expenses, previously recorded in the second quarter, due to actual severance costs associated with the terminated positions being less than those estimated as a result of employees leaving the Company before they were severed.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	Severance and Benefits		Commitments	Total
			(in thousands)
Second Quarter 2002 Charge
Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	) (1)	(81)	(5,448)

Balance, September 30, 2002	2,129		1,469	3,598
Payment of obligations	(491)		(201)	(692)

Balance, December 31, 2002	$1,638		$1,268	$2,906

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

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001, 2002 and 2003.

	Severance and Benefits	Commitments	Total
		(in thousands)
Fourth Quarter 2001 Charge
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	512	—	512
Payment of obligations	(246)	—	(246)

Balance, December 31, 2002	$266	$—	$266

Second Quarter 2001

In the quarter ended March 31, 2001, the Company announced a 7.0% reduction in its workforce. As a result, the

Company recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to March 31, 2002. In connection with the Company’s acquisition of Probe Tech, it also recorded an increase to goodwill for $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there will be no additional cash obligations related to this program.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001, 2002 and 2003.

	Severance and Benefits	Commitments	Total
	(in thousands)
Second Quarter 2001 Charge
Provision for resizing	$1,709	$—	$1,709
Acquisition restructuring	84	562	646
Payment of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443
Payment of obligations	(94)	(330)	(424)

Balance, September 30, 2002	—	19	19
Payment of obligations	—	(19)	(19)

Balance, December 31, 2002	$—	$—	$—

NOTE 7 – COMPREHENSIVE LOSS

For the three months ended December 31, 2002 and 2001, the components of total comprehensive loss are as follows:

	Three months ended December 31,
	2001	2002
	(in thousands)
Net Loss	$(17,453)	$(17,655)

Foreign currency translation adjustment	(1,589)	445
Unrealized loss on investments, net of taxes	(77)	(36)

Other comprehensive loss	(1,666)	409

Comprehensive loss	$(19,119)	$(17,246)

NOTE 8 – OPERATING RESULTS BY BUSINESS SEGMENT:

Operating results by business segment for the three month periods ended December 31, 2002 and 2001 were as follows:

Three months ended December 31, 2002:	Equipment Segment	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Corporate	Total
	(in thousands)
Net sales	$44,895	$39,557	$4,247	$22,672	$—	$111,371
Cost of goods sold	30,616	29,284	5,418	18,722	—	$84,040

Gross profit	14,279	10,273	(1,171)	3,950	—	27,331
Operating costs	17,523	7,291	1,618	10,464	3,381	40,277
Resizing	—	—	(102)	(103)	—	(205)
Gain on disposal of assets	—	—	(121)	—	—	(121)

Income (loss) from operations	$(3,244)	$2,982	$(2,566)	$(6,411)	$(3,381)	$(12,620)

Segment assets at December 31, 2002	$113,401	$85,771	$20,142	$170,104	$107,829	$497,247

Three months ended December 31, 2001:	Equipment Segment	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Corporate	Total
	(in thousands)
Net sales	$35,684	$34,115	$6,540	$26,816	$—	$103,155
Cost of goods sold	26,603	26,220	6,557	18,388	—	77,768

Gross profit	9,081	7,895	(17)	8,428	—	25,387
Operating costs	19,458	6,236	5,575	12,206	3,444	46,919

Income (loss) from operations	$(10,377)	$1,659	$(5,592)	$(3,778)	$(3,444)	$(21,532)

Segment assets at December 31, 2001	$144,575	$83,840	$34,904	$265,551	$216,687	$745,557

NOTE 9 – GUARANTOR OBLIGATIONS AND CONTINGENCIES

Guarantor Obligations

The Company has issued standby letters of credit to guarantee payments for employee benefit programs, a facility lease, and goods and services taxes. The standby letters of credit were issued in lieu of cash security deposits.

The table below identifies the guarantees under the standby letters of credit:

Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
	(in thousands)
Security deposit for payment of employee health benefits	Expires June 2003	$1,710
Security deposit for payment of employee worker compensation benefits	Expires October 2003	584
Security deposit for a facility lease	Expires July 2003	300
Security deposit for payment of goods and services tax	Expires February 2003	142

		$2,736

The Company’s products are generally shipped with a one-year warranty against manufacturing defects and the Company does not offer extended warranties in the normal course of our business. The Company reserves for estimated warranty expense when revenue for the related product is recognized. The reserve for estimated warranty expense is based upon historical experience and management estimates of future expenses.

The table below details the activity related to the Company’s reserve for product warranty expense:

Reserve for Product Warranty Expense
(in thousands)
Reserve for product warranty expense at September 30, 2002	$837
Provision for product warranty expense	492
Product warranty expense	(552)

Reserve for product warranty expense at December 31, 2002	$777

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

The Company has received tax benefits of approximately $5.8 million from the Israeli government which are contingent upon the Company attaining certain sales and employment levels within Israel. The Company has not met all of the required sales and employment levels and may not be entitled to all of the tax benefits received to-date. The Company expects to be able to successfully negotiate this matter with the Israeli government therefore the Company believes that any outcome will not materially and adversely affect the Company’s business, financial condition and operating results.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expenses and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials;

•	the successful operation of acquisitions and expected growth rates for these companies; and

•	the projected continuing demand for wire bonders

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 6 to 14 of this Form 10-Q for a full understanding of our financial position and results of operations for the three month period ended December 31, 2002.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and a broad range of fixtures used to test semiconductor wafers and devices, as well as apply solder bumps to silicon wafers (referred to as flip chip bumping) for sale to companies that manufacture and assemble semiconductor devices. We also service, maintain, repair and upgrade assembly equipment and license our flip chip bumping process technology.

We sell our products to semiconductor device manufacturers and contract manufacturers which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 81.7% of net sales in the first quarter of fiscal 2003 and 66.7% of net sales in the first quarter of the prior year, and are expected to continue to represent a substantial portion of our future revenues. We have manufacturing operations in the United States, Singapore, Israel, China, France, Scotland, Switzerland and Taiwan; sales and customer support personnel in the United States, China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Europe; and applications labs in the United States, Singapore, Japan, Israel and Taiwan.

Historically, the demand for semiconductors and our semiconductor assembly equipment has been volatile, with sharp periodic downturns and slowdowns. For instance, a strong upturn in the semiconductor industry for the majority of fiscal 2000 resulted in record revenues and earnings in that year. This industry upturn was followed by a severe industry downturn in fiscal 2001 and fiscal 2002 during which time we reported significant reductions in sales and record net losses. In response to the downturn, we reduced the size of our company in fiscal 2001 and 2002 to more closely align our cost structure with anticipated revenue levels. See the “Resizing Costs” section in “Results of Operations” of this Section for a detailed description of the resizing programs we initiated in fiscal 2001 and 2002.

Our resizing efforts in the last two fiscal years yielded a 10.1% reduction in selling, general and administrative (“S,G&A”) expense and a 25.4% reduction in research and development (“R&D”) expense in the first quarter of fiscal 2003 from the comparable quarter in the prior year, even though the current quarter S,G&A expense included $1.1 million of China start-up expense and additional severance expense of $1.6 million.

In November 2002, we announced that we were evaluating various alternatives for our saw, wafer and hard material blade and flip chip business units, including their potential sale. We have begun discussions with potential buyers while concurrently exploring other alternatives.

Our business is currently divided into four segments:

Equipment

We design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold, aluminum or copper, between the bonding pads on the die and the leads on the IC package to which the die has been bonded. We are the world’s largest manufacturer of wire bonders, according to VLSI Research, Inc. In fiscal 2003, we began shipping the Nu-Tek™, a new automatic wire bonder designed for low lead applications, a segment of the market we had not previously targeted.

Packaging Materials

We manufacture and market a range of packaging materials to semiconductor device assemblers including very fine gold, aluminum and copper wire, capillaries, wedges, die collets, saw blades and polymers, all of which are used in the semiconductor packaging process. Our packaging materials are optimized for use with our wire bonders, to provide leading edge efficiencies and capabilities, as well as with our competitors’ assembly equipment.

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

Advanced Packaging Technology

In fiscal 2003, this business segment reflects the operating results of our flip chip business unit. Through our flip chip business unit we license flip chip technology and provide wafer bumping services and market a wafer level chip scale package (UltraCSP®). Our flip chip business unit has not been profitable to date.

The fiscal 2002 operating results of this business segment, included the results of our former high density substrate business unit in addition to our flip chip business unit. In order to reduce costs, the high density substrate business unit was closed in the fourth quarter of fiscal 2002.

Critical Accounting Policies and Estimates

We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition. We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective October 1, 2000, based upon guidance provided in the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied any equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (K&S factory), with title transferring to our customer at our loading dock or upon embarkation. We do have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables. Our business is subject to contingencies related to customer orders as follows:

•	Right of Return: A large portion of our revenue comes from the sale of machines that are used in the semiconductor assembly process. These items are generally built to order and often include customization to a customer’s specifications. Revenue related to the semiconductor equipment is recognized upon customer acceptance. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained in low stock at our customer’s facility. As a result, customer returns (which we permit) represent a very small percentage of customer sales on an annual basis. Our policy is to provide an allowance for customer returns based upon our historical experience and management assumptions.

•	Warranties: Our products are generally shipped with a one-year warranty against manufacturer’s defects and we do not offer extended warranties in the normal course of our business. We reserve for estimated warranty expense when revenue for the related product is recognized. The reserve for estimated warranty expense is based upon historical experience and management estimates of future expenses.

•	Conditions of Acceptance: Sales of our consumable products and bonding wire generally do not have customer acceptance terms. In certain cases, sales of our equipment products do have customer acceptance clauses which generally require that the equipment perform in accordance with specifications during an on-site factory inspection by the customer, as well as when installed at the customer’s facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the customer must first install the equipment in their own factory, then generally, revenue associated with that sale is not recognized until acceptance is received from the customer.

•	Price protection: We do not provide price protection to our customers.

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

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2002, we recognized a $65.3 million charge for the establishment of a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards. In fiscal 2003, we plan to establish a valuation allowance against all deferred tax assets generated from operating losses.

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended December 31, 2002, we reported bookings of $117.0 million, compared to $110.0 million for the quarter ended September 30, 2002 and $99.0 million for the quarter ended December 31, 2001. At December 31, 2002, we had a backlog of customer orders totaling $60.0 million, as compared to $54.0 million at September 30, 2002 and $44.0 million at December 31, 2001. Since the timing of deliveries may vary and orders generally are subject to delay or cancellation, our backlog as of any date may not be indicative of sales for any succeeding period.

Sales

Net sales for the three months ended December 31, 2002 were $111.4 million, an increase of 8.0% from the comparable period in the prior year. The higher sales were primarily due to a 25.8% increase in equipment sales and a 16.0% increase in packaging material sales. The higher equipment sales were primarily due to a 102.7% increase in ball bonder unit sales. The higher packaging material sales were due to higher unit sales of bonding tools and higher bonding wire sales resulting from an increase in the price of gold and the amount of gold shipped. Partially offsetting these sales increases were lower sales in the test division of 15.5% and lower sales of flip chip bumping services of 35.1%.

For the three months ended December 31, 2001 and 2002, the percentage of our net sales by business segment are as follows:

	Three months ended December 31,
	2001	2002
Equipment	34.6%	40.3%
Packaging materials	33.1%	35.5%
Test interconnect	26.0%	20.4%
Advanced packaging technologies	6.3%	3.8%

	100.0%	100.0%

The majority of our sales are to customers that are located outside of the United States or have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 81.7% of our total sales in the first quarter of fiscal 2003 compared to 66.7% in the first quarter of the prior year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Singapore, Malaysia and Japan. Taiwan accounted for the largest single destination for our product shipments with 26.9% of our shipments in the first quarter of fiscal 2003 compared to 23.4% of our shipments in the first quarter of the prior year.

Gross Profit

Gross profit increased to $27.3 million in the quarter ended December 31, 2002 from $25.4 million in the comparable period of the prior year. The increase was due primarily to higher unit sales of our ball bonders, a lower manufacturing cost per unit of our ball bonders, higher unit sales of bonding tools and higher sales of bonding wire. Partially offsetting these favorable impacts on gross profit was lower sales volume, and associated gross profit, in our test and flip chip business units.

Gross margin (gross profit as a percentage of sales) was 24.5% in the first quarter of fiscal 2003, as compared to 24.6% in the comparable period of the prior year. While the total gross margin was relatively even with the prior year, we saw higher gross margin in our equipment and packaging materials businesses due to a lower unit cost of production for our ball bonders and higher shipments of high pitch tools in the packaging materials business. Offsetting the higher gross margin in the equipment and packaging materials businesses was lower gross margin in our test and flip chip businesses due to a higher relative cost of production resulting from lower sales volume.

Selling, General and Administrative

S,G&A expenses decreased $3.2 million or 10.1% in the first quarter of fiscal 2003 from the comparable quarter in the prior year. The lower S,G&A expenses resulted from our cost saving initiatives, principally reductions in employment levels. Partially offsetting the positive results from the cost savings initiatives were costs associated with additional workforce reductions of approximately $1.6 million and start-up costs for our new China facility of approximately $1.1 million.

Research and Development

R&D expense for the three months ended December 31, 2002 decreased $3.3 million to $9.6 million from $12.9 million in the comparable period of the prior fiscal year, reflecting a 25.4% reduction in spending. The lower R&D spending was primarily due to the closure of our substrate business unit in the fourth quarter of fiscal 2002 and lower payroll and related expenses due to our other resizing efforts implemented over the last several quarters in response to the industry slowdown.

Resizing Costs

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two years. We developed resizing plans in response to these changes in our business environment with the intent to align our cost structure with anticipated revenue levels. Expenses have been incurred associated with cost containment activities including, downsizing and facility consolidations. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. Although we make every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In the first quarter of fiscal 2003, we reversed $205 thousand of resizing charges previously recorded in fiscal 2002 due to the actual severance cost associated with the terminated positions being less than those originally estimated.

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, we announced that we would close our substrate operation due to its high capital and operating cash requirements. As a result, we recorded a resizing charge of $8.5 million. The resizing charge includes a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.2 million. All but one position was terminated in the first quarter of fiscal 2003 and the remaining position is expected to be terminated by March 31, 2003. Cash payments for the severance charge are expected to be complete by March 31, 2003 but cash payments for the lease obligations are expected to continue until the end of 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, we wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	Severance and Benefits	Commitments	Total
	(in thousands)
Fourth Quarter 2002 Charge
Provision for resizing	$1,231	$7,280	$8,511
Payment of obligations	—	—	—

Balance, September 30, 2002	1,231	7,280	8,511
Change in estimate	(102)	—	(102)
Payment of obligations	(762)	(558)	(1,320)

Balance, December 31, 2002	$367	$6,722	$7,089

Third Quarter 2002

In the third quarter of fiscal 2002, we announced a resizing plan to reduce headcount and consolidate manufacturing in our test division. The resizing plan was a result of our decision to move towards a 24 hour per-day manufacturing model in our major U.S. wafer test facility, which will provide our customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, we moved manufacturing of wafer test products from our Gilbert, Arizona facility and our Austin, Texas facility to our San Jose, California and Dallas, Texas facilities and from our Kaohsuing, Taiwan facility to our Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At December 31, 2002, all of the positions have been eliminated. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and a Austin, Texas facility, representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. Both facilities have been closed. The plans have been completed but cash payments for the severance charges are expected to continue through 2004 and cash payment for the facility and contractual obligations are expected to continue through 2005, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	Severance and Benefits	Commitments	Total
	(in thousands)
Third Quarter 2002 Charge
Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	1,105	233	1,338
Change in estimate	(103)	—	(103)
Payment of obligations	(467)	—	(467)

Balance, December 31, 2002	$535	$233	$768

Second Quarter 2002

In the second quarter of fiscal 2002, we announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, we recorded a charge of $11.3 million, consisting of severance and benefits of $9.7 million for 372 positions that were to be eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China (including our hub blade business) and the move of our microelectronics products to Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan.

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

As a result of the functional realignment, we terminated employees at all levels of the organization from factory workers to vice presidents. The organizational change shifted management of our businesses to functional (i.e. sales, manufacturing, research and development, etc.) areas across product lines rather than by product line. For example, research and development activities for the entire company are now controlled and coordinated by one corporate vice president under the functional organizational structure, rather than separately by each business unit. This structure provides for a more efficient allocation of human and capital resources to achieve corporate R&D initiatives.

In the second quarter, we closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore, whose operations were absorbed into other Company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit date that is associated with these closed test facilities.

The plans have been completed but cash payments for the severance charges and the facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

In the fourth quarter of fiscal 2002, we reversed $600 thousand of resizing expenses, previously recorded in the second quarter, due to actual severance costs associated with the terminated positions being less than those estimated as a result of employees leaving the Company before they were severed.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	Severance and Benefits		Commitments	Total
	(in thousands)
Second Quarter 2002 Charge
Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	)(1)	(81)	(5,448)

Balance, September 30, 2002	2,129		1,469	3,598
Payment of obligations	(491)		(201)	(692)

Balance, December 31, 2002	$1,638		$1,268	$2,906

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

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001, 2002 and 2003.

	Severance and Benefits	Commitments	Total
	(in thousands)
Fourth Quarter 2001 Charge
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	512	—	512
Payment of obligations	(246)	—	(246)

Balance, December 31, 2002	$266	$—	$266

Second Quarter 2001

In the quarter ended March 31, 2001, we announced a 7.0% reduction in its workforce. As a result, we recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to March 31, 2002. In connection with our acquisition of Probe Tech, we also recorded an increase to goodwill for $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there will be no additional cash obligations related to this program.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001, 2002 and 2003.

	Severance and Benefits	Commitments	Total
	(in thousands)
Second Quarter 2001 Charge
Provision for resizing	$1,709	$—	$1,709
Acquisition restructuring	84	562	646
Payment of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443
Payment of obligations	(94)	(330)	(424)

Balance, September 30, 2002	—	19	19
Payment of obligations	—	(19)	(19)

Balance, December 31, 2002	$—	$—	$—

Gain on Disposal of Assets

In the first quarter of fiscal 2003, we realized a gain of $121 thousand from the sale of assets that were previously written-down as part of the asset impairment charge associated with the closure of our substrate operation in the fourth quarter of fiscal 2002.

Amortization of Intangible Assets

In the first quarter of fiscal 2003, amortization expense was $2.3 million compared to $2.4 million in the first quarter of the prior year. The amortization expense is associated with our intangible assets for customer accounts and completed technology arising from the acquisition of our test division.

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

In fiscal 2002, we reviewed our business and determined that there are five reporting units to be reviewed for impairment in accordance with the standard – the reporting units were: the bonding wire, hub blade, substrate, flip chip and test business. The bonding wire and hub blade businesses are included in our packaging materials segment, the substrate and flip chip businesses were included in our advanced packaging segment and the test business comprises our test segment. There is no goodwill associated with our equipment segment. Upon adoption of SFAS 142 in the first quarter of fiscal 2002, we completed the required transitional impairment testing of intangible assets, and based upon those analyses, did not identify any impairment charges as a result of adoption of this standard effective October 1, 2001.

Upon adoption of the standard, we reclassified $17.2 million of intangible assets relating to an acquired workforce in the test reporting unit into goodwill and correspondingly reduced goodwill by $4.9 million of goodwill associated with a deferred tax liability established for timing differences of U.S. income taxes on the workforce intangible. In fiscal 2002, we reduced goodwill associated with the test reporting unit by $1.5 million reflecting the settlement of a purchase price dispute with the former owners of Probe Technology.

We determined that our annual test for impairment of intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of our annual forecasting process. Due to the severity and the length of the current industry downturn and uncertainty of the timing of improvement in industry conditions, in the fourth quarter of fiscal 2002, we revised our earnings forecasts for each of our business units that were tested for impairment. As a result, in fiscal 2002, we discontinued our substrate business and wrote-off intangible assets of $1.1 million and recognized a goodwill impairment loss of $72.0 million in our test reporting unit and a goodwill impairment loss of $2.3 million in our hub blade reporting unit. The fair value of each reporting unit was estimated using the expected present value of future cash flows.

The aggregate amortization expense related to these intangible assets for the three months ended December 31, 2002 was $2.3 million compared to $2.5 million in the prior year. The aggregate amortization expense for each of the next five fiscal years is $9.2 million.

Loss from Operations

The loss from operations for the three months ended December 31, 2002 was $12.6 million as compared to $21.5 million for the comparable period in the prior year. The lower operating loss in the first quarter of fiscal 2003 compared to the prior year was due primarily to higher gross profit resulting from the increased sales levels and lower operating expenses.

Interest

Interest income in the first quarter of fiscal 2003 was $481 thousand, a decline of approximately $1.0 million from the $1.4 million reported in the comparable quarter of the prior year. The lower interest income was due to lower average investment balances and lower interest rates on our short term investments in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Interest expense decreased from $4.9 million in fiscal 2002 to $4.5 million in fiscal 2003 due principally to the elimination of interest expense associated with a securitization program that was terminated in the fourth quarter of fiscal 2002.

Tax Expense

Tax expense in the first quarter of fiscal 2003 reflects income tax on income in foreign jurisdictions. In jurisdictions (including the United States) that had operating losses we generated $7.1 million of tax benefits, all of which were fully reserved. The tax benefit for income tax in the first quarter of fiscal 2002 was based on an expected tax rate of

30% for fiscal 2002. However, in the fourth quarter of fiscal 2002, we established a valuation allowance against our deferred tax assets, which included the benefit recorded in the first quarter of fiscal 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations – In August 2001, the FASB issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets – The standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. We adopted this standard effective October 1, 2002 and the adoption did not have an impact on our financial position and results of operations, however this standard could impact our financial position and results of operations in future periods.

Impairment and Disposal of Long-Lived Assets – In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. We adopted this standard effective October 1, 2002 and the adoption did not have an impact on our financial position and results of operations, however this standard could impact our financial position and results of operations in future periods.

Accounting for Costs Associated with Exit or Disposal Activities – In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard will be effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted this standard and do not expect the adoption will have a significant impact on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the implementation of FIN 45 will have a significant impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements for fiscal years ending after December 15, 2002. We do not expect the adoption of SFAS 148 will have a significant impact on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, cash, cash equivalents and investments totaled $85.9 million, compared to $111.3 million at September 30, 2002.

Cash used by operating activities totaled $23.0 million in the first quarter of fiscal 2003, compared with cash used by operating activities of $11.5 million during the comparable period in the prior year. The cash used in operating activities in the first quarter of fiscal 2003 was primarily due to the net loss reported in the period and the pay-down of current trade payables and accrued expenses.

Cash provided by investing activities totaled $3.9 million in the first quarter of fiscal 2003, compared to cash used by investing activities of $3.6 million in the comparable period of the prior year. In fiscal 2003, the investing activities consisted of the sale of investments and capital expenditures. In fiscal 2002, the investing activities consisted of investment activities and capital expenditures.

Net cash used by financing activities was $36 thousand in fiscal 2003, principally due to payments on capital leases. In fiscal 2002, cash provided by financing activities was $262 thousand, principally due to proceeds from the issuance of common stock resulting from employee stock option exercises.

At December 31, 2002, the fair value of our $175.0 million 4¾% Convertible Subordinated Notes was $55.9 million, and the fair value of our $125.0 million 5¼% Convertible Subordinated Notes was $61.1 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. On December 31, 2002, the Standard & Poor’s rating on the above-referenced Convertible Subordinated Notes was CCC+.

The Securities and Exchange Commission declared effective on August 22, 2002 a shelf registration statement on Form S-3, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $250.0 million.

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

We have certain obligations and contingent payments under various arrangements at December 31, 2002 as follows:

	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$300,000	$—	$—	$300,000	$—
Capital Lease obligations	541	203	112	75	151
Operating Lease obligations*	48,766	12,616	20,685	7,937	7,528
Inventory Purchase obligations*	38,864	38,864	—	—	—
Commercial Commitments:
Standby Letters of Credit*	2,736	2,736	—	—	—

Total contractual commitments	$390,907	$54,419	$20,797	$308,012	$7,679

* Represents contractual amounts not reflected in the consolidated balance sheet at December 31, 2002.

Long-term debt includes the amounts due under our 4¾% Convertible Subordinated Notes due 2006 and our 5¼% Convertible Subordinated Notes due 2006. The capital lease obligations principally relate to equipment leases. The operating lease obligations at December 31, 2002 represent obligations due under various facility and capital equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

The standby letters of credit represent obligations of the company in lieu of security deposits for a facility lease, employee benefit programs and goods and services taxes.

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

In response to the current economic environment we must align our costs with our revenues; if we fail to do so, we will be adversely effected.

As a result of the sustained downturn in the market for integrated circuits, we have been engaged in a continual re-evaluation of each business unit and line of business. If we are unable to continue to adjust our cost structure to the volume of business available to us, we could be adversely effected. Alternatively, the infra-structural changes that we have made could, in certain circumstances, impair our ability to respond as aggressively and quickly as we otherwise might to improvements in the market for semiconductors.

We may be forced to adjust our business strategy for some of our products

Our business strategy for many of our products has been focused on product performance and customer service rather than on price. As a result of current economic conditions, customers have experienced increased cost pressure, and consequently, we have observed some increase in price sensitivity on their part. If competition for our products should come to focus on price rather than on product performance and customer service, we will need to adjust our competitive business strategy accordingly, and if we are unable to do so, our business, financial condition and operating results could be materially and adversely affected.

Our quarterly operating results fluctuate significantly and may continue to do so in the future

In the past, our quarterly operating results have fluctuated significantly, which we expect will continue to be the case. Although these fluctuations are partly due to the volatile nature of the semiconductor industry, they also reflect the impact of other factors, many of which are outside of our control.

Some of the factors that could cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

- some packaging materials have lower margins than assembly equipment and test interconnect solutions;

- some lines of equipment are more profitable than others; and

- some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements and cancellations by our customers;

•	the cancellation, deferral or rescheduling of orders, because virtually all orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	adverse changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of key components for our products;

•	market acceptance of our new products and upgraded versions of our products;

•	customers delay in purchasing our products due ro customer anticipation that we will introduce new or upgraded products;

•	the timing of acquisitions; and

•	our competitors’ introduction of new products.

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

Because our revenues and operating results are volatile and difficult to predict, we believe that consecutive period-to-period comparisons of our operating results are not a good indication of our future performance.

Our business depends on attracting and retaining management, marketing and technical employees who are in great demand

As is the case with many other technology companies, our future success depends on our ability to hire and retain qualified management, marketing and technical employees. Competition is intense in personnel recruiting in the semiconductor and semiconductor equipment industries, specifically with respect to certain engineering disciplines. In particular, we have experienced periodic shortages of software engineers. If we are unable to continue to attract and retain the technical and managerial personnel we require, our business, financial condition and operating results could be materially and adversely affected.

We may not be able to rapidly develop and manufacture or acquire new and enhanced products required to maintain or expand our business

We believe that our continued success will depend on our ability to continuously develop and manufacture or acquire new products and product enhancements on a timely and cost-effective basis. We also must introduce these products and product enhancements into the market in response to customers’ demands for higher performance assembly equipment, leading-edge materials and for test interconnect solutions customized to address rapid technological advances in IC and capital equipment designs. Our competitors may develop enhancements to their products that will offer superior performance, features and lower prices that may render our products non-competitive. The development and commercialization of new products may require significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner or at a price that will satisfy our customers’ future needs or achieve market acceptance.

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

We have diversifyied our operations, and if we fail to manage our more diverse operations successfully, our business and financial results may be materially and adversely affected

During fiscal 2001, we acquired two companies that design and manufacture test interconnect solutions, Cerprobe Corporation and Probe Technology Corporation, and we have combined their operations to create our test division. Although our strategy is to diversify and expand our products and services, we may not be able to develop, acquire, introduce or market new products in a timely or cost-effective manner and the market may not accept any new or improved products we develop, acquire, introduce or market.

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

As we diversify our operations, we expect to encounter a number of risks, which will include:

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

We sell most of our products to customers that are located outside of the United States; we have substantial manufacturing operations located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 72% of our sales for fiscal 2002, 62% of our net sales for fiscal 2001 and 91% of our net sales for fiscal 2000 were attributable to sales to customers for delivery outside of the United States. The lower percentage of international sales in fiscal 2002 and 2001 was due primarily to the sales of the test interconnect products which are more concentrated in the United States. We expect our sales outside of the United States to continue to represent a large portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. We also rely on non-United States suppliers for materials and components used in the equipment that we sell and we maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. We manufacture substantially all of our automatic ball bonders in Singapore, and we have built a facility in China to manufacture capillaries, test fixtures and other products. In addition, we rely on independent foreign distribution channels for certain product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	expropriation of our foreign assets;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	the difficulties of staffing and managing dispersed international operations;

•	tariff and currency fluctuations; changing political conditions;

•	foreign governments’ monetary policies; and

•	less protective foreign intellectual property laws.

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

We may be unable to generate enough cash to service our debt

Our ability to make payments on our indebtedness, and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. This, to some extent, is subject to the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. If our current convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $14.9 million through fiscal 2005, $14.1 million in fiscal 2006 and $1.7 million in fiscal 2007 on our $300.0 million of convertible subordinated notes and make principal payments of $175.0 million and $125.0 million in fiscal 2006 and fiscal 2007, respectively. Accordingly, we cannot assure you that our business will generate sufficient cash flow to service our debt. In addition, our gold supply agreement contains restrictions on the ability of certain of our subsidiaries to declare and pay dividends to us.

We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in the United States, Israel and Singapore. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. As a result of terrorism, the United States may enter into an armed conflict, which could have a further impact on our domestic and internal sales, our supply chain, our production capability and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $15.9 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 10% from the levels as of December 31, 2002, there would be no material or adverse affect on our business, financial condition or operating results.

Item 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Company filed a Form 8-K on November 5, 2002 making an Item 5 disclosure announcing that it is exploring options and evaluating various alternatives for certain of its non-core business units. A copy of the press release was filed as Exhibit 99.1 and incorporated in this report by reference.

The Company filed a Form 8-K on November 15, 2002 making an Item 5 disclosure announcing its preliminary financial results for its fourth quarter and fiscal year ended September 30, 2002. A copy of the press release was filed as Exhibit 99.1 and incorporated in this report by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 13, 2003	By: CLIFFORD G. SPRAGUE

Clifford G. Sprague Senior Vice President, Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, C. Scott Kulicke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kulicke and Soffa Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003

/s/ C. SCOTT KULICKE
C. Scott Kulicke Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Clifford G. Sprague, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kulicke and Soffa Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003

/s/ CLIFFORD G. SPRAGUE
Clifford G. Sprague Senior Vice President and Chief Financial Officer