Form 10-Q
period 2003-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 2003-05-14
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 1, 2003, there were 49,732,944 shares of the Registrant’s Common Stock, without par value outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10-Q

MARCH 31, 2003

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	(Unaudited) March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,986	$44,588
Restricted cash	3,180	2,880
Short-term investments	22,134	16,132
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/02—$6,033; 3/31/03—$5,769)	89,132	98,410
Inventories, net	50,887	54,784
Prepaid expenses and other current assets	10,508	13,061
Deferred income taxes	16,072	15,245

TOTAL CURRENT ASSETS	277,899	245,100
Property, plant and equipment, net	89,742	77,925
Intangible assets, (net of accumulated amortization: 9/30/02—$16,927; 3/31/03—$21,575)	75,509	70,880
Goodwill	87,107	87,107
Other assets	8,425	8,050

TOTAL ASSETS	$538,682	$489,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$186	$122
Accounts payable	55,659	49,180
Accrued expenses	52,581	43,777
Income taxes payable	9,660	12,350

TOTAL CURRENT LIABILITIES	118,086	105,429
Long term debt	300,393	300,437
Other liabilities	14,106	12,596
Deferred taxes	36,774	35,947

TOTAL LIABILITIES	469,359	454,409

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY:
Common stock, without par value	199,886	201,138
Retained deficit	(119,103)	(156,049)
Accumulated other comprehensive loss	(11,460)	(10,436)

TOTAL SHAREHOLDERS’ EQUITY	69,323	34,653

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$538,682	$489,062

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Net revenue	$106,917	$125,938	$210,072	$237,309
Cost of sales	96,285	93,420	174,053	177,460

Gross profit	10,632	32,518	36,019	59,849

Selling, general and administrative	35,409	29,749	66,923	58,075
Research and development, net	13,030	10,478	25,954	20,121
Resizing(recovery) costs	11,283	—	11,283	(205)
Gain on disposal of assets	—	—	—	(121)
Asset impairment	4,890	1,708	4,890	1,708
Amortization of intangible assets	2,481	2,321	4,962	4,629

Operating expense	67,093	44,256	114,012	84,207

Loss from operations	(56,461)	(11,738)	(77,993)	(24,358)
Interest income	994	180	2,436	661
Interest expense	(4,336)	(4,415)	(9,186)	(8,905)
Other income	4	—	10	—

Loss before income taxes	(59,799)	(15,973)	(84,733)	(32,602)
Provision (benefit) for income taxes	(16,244)	3,318	(23,725)	4,344

Net loss	$(43,555)	$(19,291)	$(61,008)	$(36,946)

Net loss per share:
Basic	$(0.89)	$(0.39)	$(1.24)	$(0.75)
Diluted	$(0.89)	$(0.39)	$(1.24)	$(0.75)
Weighted average shares outstanding
Basic	49,137	49,629	49,081	49,575
Diluted	49,137	49,629	49,081	49,575

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,008)	$(36,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,493	19,506
Resizing costs	11,283	(205)
Asset impairment	4,890	1,708
Deferred taxes	(28,790)	—
Changes in components of working capital, net	25,341	(28,116)
Other, net	(3,050)	340

Net cash used in operating activities	(27,841)	(43,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	33,634	13,869
Purchase of investments classified as available for sale	(25,647)	(7,903)
Purchases of property, plant and equipment	(9,855)	(4,199)
Proceeds from sale of fixed assets	233	218

Net cash provided by (used in) investing activities	(1,635)	1,985

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,265	50
Restricted cash	(3,180)	300
Payments on borrowings	(493)	(20)

Net cash provided by financing activities	(2,408)	330

Changes in cash and cash equivalents	(31,884)	(41,398)
Cash and cash equivalents at beginning of period	155,036	85,986

Cash and cash equivalents at end of period	$123,152	$44,588

CASH PAID DURING THE PERIOD FOR:
Interest	$8,099	$8,067
Income Taxes	$4,147	$2,469

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2003, and the results of its operations for the three and six month periods ended March 31, 2002 and 2003 and its cash flows for the six month periods ended March 31, 2002 and 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

NOTE 2—ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations—In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets This standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also provides guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. The Company adopted this standard effective October 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations, however this standard could impact the Company’s financial position and results of operations in future periods.

Impairment and Disposal of Long-Lived Assets—In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This standard applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The Company adopted this standard effective October 1, 2002 and the adoption did not have a material impact on its financial position and results of operations, however this standard could impact the Company’s financial position and results of operations in future periods.

Accounting for Costs Associated with Exit or Disposal Activities—In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this standard and does not expect the adoption will have a significant impact on its financial position and results of operations, however, this standard will in certain circumstances change the timing of recognition of restructuring costs.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted this standard and the adoption did not have a significant impact on its financial position and results of operations, however this standard could impact the Company’s financial position and results of operations in future periods.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of this standard.

At March 31, 2003, the Company had six stock-based employee compensation plans and two director compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee or director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earning (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
	(in thousands)
Net loss, as reported	$(43,555)	$(19,291)	$(61,008)	$(36,946)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,394)	(2,663)	(8,098)	(6,078)

Pro forma net loss	$(47,949)	$(21,954)	$(69,106)	$(43,024)

Loss per share:
Basic-as reported	$(0.89)	$(0.39)	$(1.24)	$(0.75)

Basic-pro forma	$(0.98)	$(0.44)	$(1.41)	$(0.87)

Dilued—as reported	$(0.89)	$(0.39)	$(1.24)	$(0.75)

Diluted—pro forma	$(0.98)	$(0.44)	$(1.41)	$(0.87)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

Reclassifications—Certain amounts in the Company’s prior fiscal year financial statements have been reclassified to conform to their presentation in the current fiscal year.

Note 3—Goodwill and Other Intangibles

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

In fiscal 2002, the Company reviewed its business and determined that there are five reporting units to be reviewed for impairment in accordance with the standard – the reporting units were: the bonding wire, hub blade, substrate, flip chip and test businesses. The bonding wire and hub blade businesses are included in the Company’s packaging materials segment, the substrate and flip chip businesses were included in the Company’s advanced packaging segment and the test business comprises the Company’s test segment. There is no goodwill associated with the Company’s equipment segment. Upon adoption of SFAS 142 in the first quarter of fiscal 2002, the Company completed the required transitional impairment testing of intangible assets, and based upon those analyses, did not identify any impairment charges as a result of adoption of this standard effective October 1, 2001.

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

The following table outlines the components of goodwill and intangible assets by business segment at March 31, 2003 after adoption of the standard and recognition of the goodwill impairment in fiscal 2002:

	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Total
	(in thousands)
Goodwill	$29,685	$5,666	$51,756	$87,107

Intangible Assets
Customer accounts	$—	$—	$31,507	$31,507
Complete technology	—	—	39,373	39,373

Intangible assets, net of amortization	$—	$—	$70,880	$70,880

The gross carrying amount and accumulated amortization of the intangible assets at March 31, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Total Net Book Value
	(in thousands)
Customer Accounts	$41,100	$9,593	$31,507
Acquired Technology	51,355	11,982	39,373

Total	$92,455	$21,575	$70,880

The aggregate amortization expense related to these intangible assets for the three months and six months ended March 31, 2003 was $2.3 million and $4.6 million, respectively ($2.5 million and $5.0 million for the three and six months ended March 31, 2002). The annual amortization expense, related to these intangible assets, for each of the next five fiscal years will be $9.2 million.

NOTE 4—INVENTORIES

Inventories consist of the following:

	September 30, 2002	March 31, 2003
	(in thousands)
Raw materials and supplies	$39,477	$41,897
Work in process	18,549	21,342
Finished goods	17,708	14,937

	75,734	78,176
Inventory reserves	(24,847)	(23,392)

	$50,887	$54,784

NOTE 5—EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share if convertible securities are assumed to be converted to common shares the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three and six months ended March 31, 2002 and 2003, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect on net loss per share.

Due to the Company’s net loss for the three and six months ended March 31, 2002 and 2003, potentially dilutive securities are deemed to be anti-dilutive. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) was 15,786,000 and 15,433,000 for the three and six months ended March 31, 2002 and 14,833,472 and 14,682,585 for the three and six months ended March 31, 2003, respectively.

NOTE 6—RESIZING

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

In addition to the resizing costs identified below, the Company continued to downsize its operations in fiscal 2003. These downsizing efforts resulted in workforce reduction charges of $1.9 million and $3.5 million in the three and six months ended March 31, 2003. These workforce reduction charges were recorded as Selling, General and Administrative expenses.

In the first quarter of fiscal 2003 the Company reversed $205 thousand of resizing charges previously recorded during the third and fourth quarters of fiscal 2002 due to the actual severance cost associated with the terminated positions being less than those originally estimated.

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, the Company announced that it would close its substrate operations due to its high capital and operating cash requirements. As a result, the Company recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. At March 31, 2003 all the positions have been eliminated. Cash payments for the severance charge are expected to be complete by September 30, 2003 but cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, the Company wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

Fourth Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,231	$7,280	$8,511
Payment of obligations	—	—	—

Balance, September 30, 2002	1,231	7,280	8,511
Payment of obligations	(762)	(558)	(1,320)

Balance, December 31, 2002	367	6,722	7,089
Payment of obligations	(205)	(458)	(663)

Balance, March 31, 2003	$162	$6,264	$6,426

Third Quarter 2002

In the third quarter of fiscal 2002, the Company announced a resizing plan to reduce headcount and consolidate manufacturing in its test division. The resizing plan was a result of the Company’s decision to move towards a 24 hour per-day manufacturing model in its major U.S. wafer test facility, which will provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, the Company moved manufacturing of wafer test products from its facilities in Gilbert, Arizona and Austin, Texas to its facility in San Jose, California and Dallas, Texas and from its Kaohsuing, Taiwan facility to its Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At December 31, 2002, all of the positions had been eliminated. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. Both facilities have been closed. The plans have been completed but cash payments for the severance and facility and contractual obligations are expected to continue through 2005, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

Third Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	1,105	233	1,338
Change in estimate	(103)	—	(103)
Payment of obligations	(467)	(18)	(485)

Balance, December 31, 2002	535	215	750
Payment of obligations	(56)	(18)	(74)

Balance, March 31, 2003	$479	$197	$676

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

To reduce the Company’s short term cash requirements, the Company decided, in the fourth quarter of fiscal 2002, not to relocate either its hub blade manufacturing facility from the United States to China or its microelectronics product manufacturing from the United States to Singapore, as previously announced. This change in the Company’s facility relocation plan resulted in a reversal of $1.6 million of the resizing costs recorded in the second quarter of fiscal 2002.

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

In the second quarter, the Company closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore. These operations were absorbed into other company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit date that is associated with these closed test facilities.

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

Second Quarter 2002 Charge	Severance and Benefits		Commitments	Total
	(in thousands)
Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	)(1)	(81)	(5,448)

Balance, September 30, 2002	2,129		1,469	3,598
Payment of obligations	(491)		(183)	(674)

Balance, December 31, 2002	1,638		1,286	2,924
Payment of obligations	(422)		(177)	(599)

Balance, March 31, 2003	$1,216		$1,109	$2,325

(1)	Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001 to the employees affected by the resizing plans in accordance with our annual grant of stock options to employees.

Charges in Fiscal Year 2001

Fourth Quarter 2001

In the quarter ended September 30, 2001, the Company announced a resizing plan to close a bonding wire facility in the United States, and recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, all of which had been terminated at September 30, 2002. Also in the fourth quarter of fiscal 2001, the Company recorded an increase to goodwill of $0.8 million in connection with the acquisition of Probe Tech for additional lease costs associated with the elimination of four duplicate facilities in the United States. The plans have been completed but cash payments for the severance charge are expected to continue into 2004.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001, 2002 and 2003.

Fourth Quarter 2001 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	512	—	512
Payment of obligations	(246)	—	(246)

Balance, December 31, 2002	266	—	266
Payment of obligations	(115)	—	(115)

Balance, March 31, 2003	$151	$—	$151

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

NOTE 7 – ASSET IMPAIRMENT

In the three months ended March 31, 2003, the Company recorded an asset impairment charge of $1.7 million associated with the discontinuation of a test product. In the three months ended March 31, 2002, the Company recorded an asset impairment of $4.9 million related to the cost of certain software which was made redundant by a company-wide integrated information system and the write-off of other assets that were associated with leased facilities to be exited as a result of its facility consolidation.

NOTE 8 – COMPREHENSIVE LOSS

For the three and six month periods ended March 31, 2002 and 2003, the components of total comprehensive loss are as follows:

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
	(in thousands)
Net Loss	$(43,555)	$(19,291)	$(61,008)	$(36,946)

Foreign currency translation adjustment	51	593	(1,538)	1,038
Unrealized gain (loss) on investments, net of taxes	(179)	22	(256)	(14)

Other comprehensive income ( loss)	(128)	615	(1,794)	1,024

Comprehensive loss	$(43,683)	$(18,676)	$(62,802)	$(35,922)

NOTE 9—OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the three and six-month periods ended March 31, 2003 and 2002 were as follows:

Fiscal 2003:

	Equipment Segment	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Corporate	Consolidated
	(in thousands)
Quarter ended March 31, 2003:
Net revenue	$52,569	$43,602	$3,658	$26,109	$—	$125,938
Cost of sales	33,338	33,604	5,371	21,107	—	93,420

Gross profit	19,231	9,998	(1,713)	5,002	—	32,518
Operating costs	18,586	6,518	2,076	10,727	4,641	42,548
Asset impairment	17	—	—	1,691	—	1,708

Income (loss) from operations	$628	$3,480	$(3,789)	$(7,416)	$(4,641)	$(11,738)

Six months ended March 31, 2003:
Net revenue	$97,464	$83,159	$7,905	$48,781	$—	$237,309
Cost of sales	63,954	62,888	10,789	39,829		177,460

Gross profit	33,510	20,271	(2,884)	8,952	—	59,849
Operating costs	36,109	13,809	3,694	21,191	8,022	82,825
Resizing costs	—	—	(102)	(103)	—	(205)
Asset impairment and Gain on disposal of assets	17	—	(121)	1,691	—	1,587

Income (loss) from operations	$(2,616)	$6,462	$(6,355)	$(13,827)	$(8,022)	$(24,358)

Segment Assets at March 31, 2003	$123,628	$91,356	$19,436	$168,390	$86,252	$489,062

Fiscal 2002:

	Equipment Segment	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Corporate	Consolidated
	(in thousands)
Quarter ended March 31, 2002:
Net revenue	$37,216	$35,408	$5,688	$28,605	$—	$106,917
Cost of sales	43,938	27,545	6,444	18,358	—	96,285

Gross profit	(6,722)	7,863	(756)	10,247	—	10,632
Operating costs	22,106	5,973	5,125	13,762	3,954	50,920
Resizing costs	6,064	736	1,104	2,796	583	11,283
Asset impairment	2,165	1,480	—	1,245	—	4,890

Loss from operations	$(37,057)	$(326)	$(6,985)	$(7,556)	$(4,537)	$(56,461)

Six months ended March 31, 2002:
Net revenue	$72,900	$69,523	$12,228	$55,421	$—	$210,072
Cost of sales	70,541	53,765	13,001	36,746	—	174,053

Gross profit	2,359	15,758	(773)	18,675	—	36,019
Operating costs	41,564	12,209	10,700	25,968	7,398	97,839
Resizing costs	6,064	736	1,104	2,796	583	11,283
Asset impairment	2,165	1,480	—	1,245	—	4,890

Income (loss) from operations	$(47,434)	$1,333	$(12,577)	$(11,334)	$(7,981)	$(77,993)

Segment Assets at March 31, 2002	$130,161	$88,580	$33,978	$260,596	$210,651	$723,966

NOTE 10 – GUARANTOR OBLIGATIONS AND CONTINGENCIES

Guarantor Obligations

The Company has issued standby letters of credit to guarantee payments for employee benefit programs and a facility lease. The standby letters of credit were issued in lieu of cash security deposits.

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

		$2,594

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

The table below details the activity related to the Company’s reserve for product warranty expense:

Reserve for Product Warranty Expense
(in thousands)
Reserve for product warranty expense at September 30, 2002	$837
Provision for product warranty expense	674
Product warranty expense	(649)

Reserve for product warranty expense at March 31, 2003	$862

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

The Company has received tax benefits of approximately $6.3 million from the Israeli government which are contingent upon the Company attaining certain sales and employment levels within Israel. The Company has not met all of the required sales and employment levels and may not be entitled to all of the tax benefits received to-date. In the quarter ended March 31, 2003, the Company recorded a reserve of $2.0 million against this potential tax liability. The Company expects to be able to successfully negotiate this matter with the Israeli government therefore the Company believes that any outcome will not have a future material and adverse affect on the Company’s business, financial condition and operating results, other than the amount being accrued.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 6 to 16 of this Form 10-Q for a full understanding of our financial position and results of operations for the three and six month periods ended March 31, 2003.

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

We sell our products to semiconductor device manufacturers and contract manufacturers, which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 79% of net sales in the first half of fiscal 2003 as compared to 67% of net sales in the first half of the prior fiscal year, and are expected to continue to represent a substantial portion of our future revenues. We have manufacturing operations in the United States, Singapore, Israel, China, France, Scotland, Switzerland and Taiwan; sales and customer support personnel in the United States, China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Europe; and applications labs in the United States, Singapore, Japan, Israel and Taiwan. We have recently built a manufacturing facility in Suzhou, China and are shipping capillaries from this facility. We expect to add additional manufacturing capabilities to this facility and to transition the manufacture of certain of our test products to this facility.

Historically, the demand for semiconductors and our semiconductor assembly equipment has been volatile, with sharp periodic downturns and slowdowns. For instance, a strong upturn in the semiconductor industry that started in fiscal 1999 resulted in record revenues and earnings in fiscal 2000. This industry upturn was followed by a severe industry downturn in fiscal 2001, fiscal 2002 and fiscal 2003 during which time we have reported significant reductions in sales and record net losses. In response to the downturn, we reduced the size of our company in fiscal 2001 and fiscal 2002 and continue to do so in fiscal 2003, to more closely align our cost structure with anticipated revenue levels. See “Resizing Costs” in “Results of Operations” of this section for a detailed description of the resizing programs we initiated in fiscal 2001 and 2002.

Our resizing efforts in the last two fiscal years yielded a 13.2% reduction in selling, general and administrative (“SG&A”) expense and a 22.5% reduction in research and development (“R&D”) expense in the first half of fiscal 2003 from the comparable period in the prior fiscal year, even though in the first half of fiscal 2003, SG&A expense included additional severance expense of $3.5 million, $1.1 million of China start-up expense and a $0.7 million charge for the early termination of an information technology services agreement.

In November 2002, we announced that we were evaluating various alternatives for our dicing and flip chip business units, including their potential sale. We are having discussions with potential buyers for each of these businesses while concurrently exploring other alternatives.

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

Test Interconnect

Our test interconnect solutions provide a broad range of fixtures used to temporarily connect automatic test equipment to the semiconductor device under test during wafer fabrication (wafer probing) and after the semiconductor device has been assembled and packaged (package or final testing). Our products include probe cards, automatic test equipment (ATE) interface assemblies, ATE test boards, and test socket/contactors. Most of the test interconnect products we offer are custom designed or customized for a specific semiconductor or application.

Advanced Packaging Technology

In fiscal 2003, this business segment reflects the operating results of our flip chip business unit. Through our flip chip business unit we license flip chip technology and provide wafer bumping services and market a wafer level chip scale package (UltraCSP®). Our flip chip business unit has not been profitable to date. In November 2002, we announced that we were evaluating various alternatives for our flip chip business unit, including its potential sale. We are having discussions with a potential buyer for this business while concurrently exploring other alternatives.

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

Critical Accounting Policies and Estimates

We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied any equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (K&S factory), with title transferring to our customer at our loading dock or upon embarkation. We do have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term of more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables. Our business is subject to contingencies related to customer orders as follows:

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

Valuation of Long-lived Assets. Our long-lived assets include property, plant and equipment, goodwill and intangible assets. Long-lived assets are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying amount of these assets may not be recoverable. The fair value of our goodwill and intangible assets is based upon our estimates of future cash flows and other factors to determine the fair value of the respective assets. We performed our annual goodwill impairment test in the fourth quarter of fiscal 2002 and determined that our current estimates of future cash flows from our test and hub blade business could not support the carrying value of their assets. Accordingly, we recognized a goodwill impairment charge of $72.0 million in the test business unit and $2.3 million in the hub blade business. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges in accordance with SFAS 142.

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

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended March 31, 2003 we recorded bookings of $109.0 million compared to $117.0 million in the quarter ended December 31, 2002 and $126.0 million in the quarter ended March 31, 2002. At March 31, 2003, we had a backlog of customer orders totaling $44.0 million, compared to $60.0 million at December 31, 2002 and $63.0 million at March 31, 2002. While our backlog was lower at March 31, 2003 than at December 31, 2002, we expect our net sales in the three months ending June 30, 2003 to be flat with our net sales in the three months ended March 31, 2003, plus or minus 5%. Our backlog as of any date may not be indicative of sales for any period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Sales

Net sales for the three months ended March 31, 2003 were $125.9 million, an increase of 17.8% from the $106.9 million reported for the same period in fiscal 2002. The higher sales were primarily due to a 41.3% increase in equipment sales and a 23.1% increase in packaging material sales. We saw a significant increase in unit sales of automatic ball bonders (up 53.4%) in the three months ended March 31, 2003 compared to the same period in the prior fiscal year. However, we continue to experience severe pricing pressure on our automatic ball bonders. The higher packaging materials sales were due to higher unit sales of bonding tools and an increase in the price of gold and the volume of gold wire shipped. Partially offsetting these sales increases were lower sales in our test segment of 8.7% and of flip chip bumping services of 35.7%.

Net sales for the six months ended March 31, 2003 were $237.3 million, an increase of 13.0% from the $210.1 million reported in the same period of the prior fiscal year. The sales of equipment products and packaging materials were 33.7% and 19.6%, respectively, above the same period in the prior fiscal year due again to higher unit sales of automatic ball bonders and bonding tools and an increase in the price of gold and the volume of gold wire shipped. Partially offsetting the sales increases were lower sales in our test segment of 12.0% and lower sales of flip chip bumping services of 35.4%.

For the three and six months ended March 31, 2002 and 2003, the percentage of our net sales by business segment were as follows:

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Equipment	34.8%	41.8%	34.7%	41.1%
Packaging materials	33.1%	34.6%	33.1%	35.0%
Test interconnect	26.8%	20.7%	26.4%	20.6%
Advanced packaging technologies	5.3%	2.9%	5.8%	3.3%

	100.0%	100.0%	100.0%	100.0%

The majority of our sales are to customers that are located outside of the United States or have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 79% of our total sales in the first six months of fiscal 2003 compared to 67% in the first six months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 23% of our shipments in the first six months of fiscal 2003 compared to 24% of our shipments in the first six months of the prior fiscal year.

Gross Profit

Gross profit increased to $32.5 million for the quarter ended March 31, 2003 from $10.6 million for the comparable period in the prior fiscal year. In the six months ended March 31, 2003, gross profit also increased from $36.0 million to $59.8 million. Included in the results for the three and six months ended March 31, 2002 are inventory write-offs of $13.3 million, $5.2 million of which was due to the discontinuance of a product. Other than the impact of the inventory write-offs in the prior fiscal year, the increase in gross profit in the three and six month periods ended March 31, 2003 was due primarily to the higher unit sales of automatic ball bonders, lower manufacturing cost per unit of our automatic ball bonders and higher unit sales of bonding tools and a higher volume of gold wire shipped. These improvements were partially offset by lower sales and associated gross profit in our test and flip chip business units.

Gross margin (gross profit as a percentage of sales) was 25.8% for the current quarter, as compared to 9.9% for the same period in the prior fiscal year. Gross margin for the six months ended March 31, 2003 was 25.2% as compared to 17.1% for the same period in the prior fiscal year. As indicated above, gross margin for the three and six months ended March 31, 2002, was unfavorably impacted by inventory write-offs. Other than the impact of the inventory write-offs in the prior fiscal year, the increase in gross margin for the three and six month periods ended March 31,

2003 was due primarily to lower unit cost of production for our automatic ball bonders. Partially offsetting the higher gross margin from our automatic ball bonders was lower gross margin in our test and flip chip businesses.

Selling, General and Administrative

SG&A expenses decreased $5.6 million or 15.9% and $8.8 million or 13.2% for the three and six months ended March 31, 2003 from the same periods in the prior fiscal year. The lower SG&A expenses resulted from our cost saving initiatives, principally related to reductions in employment levels. Partially offsetting the positive result in the three months ended March 31, 2003 were costs associated with additional workforce reductions of $1.9 million and a $0.7 million charge for the early termination of an information technology services agreement. Partially offsetting the positive result in the six months ended March 31, 2003 were costs associated with additional workforce reductions of $3.5 million, start-up costs for our new China facility of approximately $1.1 million and the $0.7 million charge for the early termination of an information technology services agreement.

Research and Development

R&D expense for the three and six months ended March 31, 2003 decreased $2.6 million and $5.8 million to $10.5 million for the quarter and $20.1 million for the six months then ended. The reduction of 19.6% for the quarter, and 22.5% for the six months ended March 31, 2003 was primarily due to the closure of our substrate business unit in the fourth quarter of fiscal 2002 and lower payroll and related expenses due to our ongoing cost reduction efforts.

Resizing Costs

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two years. We developed resizing plans in response to these changes in our business environment with the intent to align our cost structure with anticipated revenue levels. Expenses have been incurred associated with cost containment activities, including, downsizing and facility consolidations. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. Although we make every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In addition to the resizing costs discussed below, we continued to downsize our operations in fiscal 2003. These downsizing efforts resulted in workforce reduction charges of $1.9 million and $3.5 million in the three and six months ended March 31, 2003. These workforce reduction charges were recorded as Selling, General and Administrative expenses.

In the first quarter of fiscal 2003, we reversed $205 thousand of resizing charges previously recorded during the third and fourth quarters of fiscal 2002 due to the actual severance cost associated with terminated positions being less than those originally estimated.

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, we announced that we would close our substrate operation due to its high capital and operating cash requirements. As a result, we recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.2 million. At March 31, 2003 all the positions have been eliminated. Cash payments for the severance charge are expected to be complete by September 30, 2003 but cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, we wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

Fourth Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,231	$7,280	$8,511
Payment of obligations	—	—	—

Balance, September 30, 2002	1,231	7,280	8,511
Change in estimate	(102)	—	(102)
Payment of obligations	(762)	(558)	(1,320)

Balance, December 31, 2002	367	6,722	7,089
Payment of obligations	(205)	(458)	(663)

Balance, March 31, 2003	$162	$6,264	$6,426

Third Quarter 2002

In the third quarter of fiscal 2002, we announced a resizing plan to reduce headcount and consolidate manufacturing in our test division. The resizing plan was a result of our decision to move towards a 24 hour per-day manufacturing model in our major U.S. wafer test facility, which will provide our customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, we moved manufacturing of wafer test products from our facilities in Gilbert, Arizona and Austin, Texas to our facility in San Jose, California and Dallas, Texas and from our Kaohsuing, Taiwan facility to our Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At December 31, 2002, all of the positions had been eliminated. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility, representing costs of non-cancelable lease obligations beyond the facility closures and costs required to restore the production facilities to their original state. Both facilities have been closed. The plans have been completed but cash payments for the severance and facility and contractual obligations are expected to continue through 2005, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

Third Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	1,105	233	1,338
Change in estimate	(103)	—	(103)
Payment of obligations	(467)	(18)	(485)

Balance, December 31, 2002	535	215	750
Payment of obligations	(56)	(18)	(74)

Balance, March 31, 2003	$479	$197	$676

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

As a result of the functional realignment, we terminated employees at all levels of the organization from factory workers to vice presidents. The organizational change shifted management of our Company businesses to functional (i.e. sales, manufacturing, research and development, etc.) areas across product lines rather than by product line. For example, research and development activities for the entire company are now controlled and coordinated by one corporate vice president under the functional organizational structure, rather than separately by each business unit. This structure provides for a more efficient allocation of human and capital resources to achieve corporate R&D initiatives.

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

Second Quarter 2002 Charge	Severance and Benefits		Commitments	Total
	(in thousands)
Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	)(1)	(81)	(5,448)

Balance, September 30, 2002	2,129		1,469	3,598

Payment of obligations	(491)		(183)	(674)

Balance, December 31, 2002	1,638		1,286	2,924
Payment of obligations	(422)		(177)	(599)

Balance, March 31, 2003	$1,216		$1,109	$2,325

(1)	Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001 to the employees affected by the resizing plans in accordance with our annual grant of stock options to employees.

Charges in Fiscal Year 2001

Fourth Quarter 2001

In the quarter ended September 30, 2001, we announced a resizing plan to close a bonding wire facility in the United States, and recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, all of which had been terminated at September 30, 2002. Also in the fourth quarter of fiscal 2001, we recorded an increase to goodwill of $0.8 million in connection with the acquisition of Probe Tech for additional lease costs associated with the elimination of four duplicate facilities in the United States. The plans have been completed but cash payments for the severance charge are expected to continue into 2004.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001, 2002 and 2003.

Fourth Quarter 2001 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	512	—	512
Payment of obligations	(246)	—	(246)

Balance, December 31, 2002	266	—	266
Payment of obligations	(115)	—	(115)

Balance, March 31, 2003	$151	$—	$151

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

Asset Impairment

In the three months ended March 31, 2003, we recorded an asset impairment charge of $1.7 million associated with the discontinuation of a test product. In the three months ended March 31, 2002, we recorded an asset impairment of $4.9 million related to the cost of certain software which was made redundant by a company-wide integrated information system and the write-off of other assets that were associated with leased facilities to be exited as a result of our facility consolidation.

Amortization of Intangible Assets

Amortization of intangible asset expense was $2.3 million and $4.6 million for the three and six months ended March 31, 2003 compared to $2.5 million and $5.0 million for the same periods in the prior fiscal year. The amortization expense is associated with our intangible assets for customer accounts and completed technology arising from the acquisition of our test division. The aggregate amortization expense for each of the next five fiscal years is $9.2 million.

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

In fiscal 2002, we reviewed our business and determined that there are five reporting units to be reviewed for impairment in accordance with the standard—the reporting units were: the bonding wire, hub blade, substrate, flip chip and test business. The bonding wire and hub blade businesses are included in our packaging materials segment, the substrate and flip chip businesses were included in our advanced packaging segment and the test business comprises our test segment. There is no goodwill associated with our equipment segment. Upon adoption of SFAS 142 in the first quarter of fiscal 2002, we completed the required transitional impairment testing of intangible assets, and based upon those analyses, did not identify any impairment charges as a result of adoption of this standard effective October 1, 2001.

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

Loss from Operations

The loss from operations for the three and six months ended March 31, 2003 was $11.7 million and $24.4 million as compared to a loss from operations of $56.5 million and $78.0 million in the same periods of the prior fiscal year. The lower operating loss in the three and six months ended March 2003 from the prior fiscal year was due primarily to higher gross profit resulting from the increased sales levels and lower operating expenses. The operating loss in the three months ended March 31, 2003 included charges associated with workforce reductions of $1.9 million, an asset impairment of $1.7 million and a $0.7 million charge for the early termination of an information technology services agreement. The operating loss in the six months ended March 31, 2003 included costs associated with workforce reductions of $3.5 million, the asset impairment of $1.7 million, start-up costs for our new China facility of approximately $1.1 million and the $0.7 million charge for the early termination of an information technology services agreement. The operating loss in the three and six months ended March 31, 2002 included an inventory write-off of $13.3 million, an asset impairment of $4.9 million and the resizing charge of $11.3 million.

Interest

Interest income in the three and six months ended March 31, 2003 was $180 thousand and $661 thousand compared to $994 thousand and $2.4 million in the same periods of the prior fiscal year. The lower interest income in fiscal 2003 was due to lower investment balances and lower interest rates on our short-term investments. Interest expense in the three and six months ended March 31, 2003 was $4.4 million and $8.9 million compared to $4.3 million and $9.2 million in the same periods of the prior fiscal year. Interest expense in both years is primarily related to our $300.0 million of convertible subordinated notes.

Other Income

Other income in fiscal 2002 reflected minority interest, of $4 thousand and $10 thousand for the three and six months ended March 31, 2002, associated with certain foreign ownership in our test business unit.

Tax Expense

Tax expense in the three and six months ended March 31, 2003 reflects income tax on income in foreign jurisdictions and a reserve of $2.0 million for potential tax obligations to the Israeli government arising from tax benefits we have received which are contingent upon us attaining certain sales and employment levels within Israel. In jurisdictions (including the United States) that had operating losses in the three and six months ended March 31, 2003 we generated $8.1 million and $15.2 million of tax benefits, all of which were fully reserved. The tax benefit for income tax in the three and six months ended March 31, 2002 was based on an expected tax rate of 28% for fiscal 2002. However, in the fourth quarter of fiscal 2002, we established a valuation allowance against our deferred tax assets, which included the benefit recorded in the first half of fiscal 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations—In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets—The standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also provides guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. We adopted this standard effective October 1, 2002 and the adoption did not have a significant impact on our financial position and results of operations, however this standard could impact our financial position and results of operations in future periods.

Impairment and Disposal of Long-Lived Assets—In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This standard applies to all long-lived assets and requires that the assets to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. We adopted this standard effective October 1, 2002 and the adoption did not have a material impact on our financial position and results of operations, however this standard could impact our financial position and results of operations in future periods.

Accounting for Costs Associated with Exit or Disposal Activities—In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard will be effective for exit or disposal activities that are initiated after December 31, 2002. We adopted this standard and do not expect the adoption will have a significant impact on our financial position and results of operations, however, this standard will in certain circumstances change the timing of recognition of restructuring costs.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted this standard and the adoption did not have a significant impact on our financial position and results of operations, however this standard could impact our financial position and results of operations in future periods.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of this standard.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, cash, cash equivalents and investments totaled $60.7 million, compared to $108.1 million at September 30, 2002. Cash used by operating activities increased to $43.7 million in the first half of fiscal 2003 from $27.8 million in the same period of the prior fiscal year. The cash used in operating activities in the first half of fiscal 2003 was primarily due to the net loss reported in the period and the pay-down of current trade payables and accrued expenses and the buildup of trade accounts receivable. The increase in trade accounts receivable resulted primarily from a significant amount of our second quarter sales being shipped in the later part of the quarter.

Cash provided by investing activities totaled $2.0 million in the first half of fiscal 2003, compared to cash used by investing activities of $1.6 million in the same period of the prior fiscal year. In fiscal 2003 and fiscal 2002, the investing activities consisted of the sale of short-term investments offset by capital expenditures.

Net cash provided by financing activities was $330 thousand in the first half of fiscal 2003 compared to cash used in financing activities of $2.4 million in the same period of the prior fiscal year. The cash provided by financing activities in fiscal 2003 was primarily due to a reduction in restricted cash. The cash used by financing activities in the prior year was primarily due to establishing restricted cash balances, to support letters of credit, partially offset by proceeds from the issuance of common stock, resulting from employee stock option exercises.

At March 31, 2003, the fair value of our $175.0 million 4¾% Convertible Subordinated Notes was $115.7 million, and the fair value of our $125.0 million 5¼% Convertible Subordinated Notes was $87.0 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. On March 31, 2003, the Standard & Poor’s rating on the above-referenced Convertible Subordinated Notes was CCC+.

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

We have certain obligations and contingent payments under various arrangements at March 31, 2003 as follows:

	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$300,000	$—	$—	$300,000	$—
Capital Lease obligations	559	122	112	75	250
Operating Lease obligations*	47,584	12,383	19,994	7,458	7,749
Inventory Purchase obligations*	39,760	39,220	540	—	—
Commercial Commitments:
Standby Letters of Credit*	2,594	2,594	—	—	—

Total contractual obligations and commercial commitments	$390,497	$54,319	$20,646	$307,533	$7,999

*	Represents contractual amounts not reflected in the consolidated balance sheet at March 31, 2003.

Long-term debt includes the amounts due under our 4¾% Convertible Subordinated Notes due 2006 and our 5¼% Convertible Subordinated Notes due 2006. The capital lease obligations principally relate to equipment leases. The operating lease obligations at March 31, 2003 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

The standby letters of credit represent obligations of the company in lieu of security deposits for a facility lease and employee benefit programs.

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

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The current industry downturn, which began in fiscal 2000, has been particularly severe and we cannot predict when, the growth and demand for integrated circuits will begin to materially accelerate. These downturns have been characterized by, among other things, diminished product demand, excess production capacity and accelerated erosion of selling prices. This has severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment that we manufacture and market and, to a lesser extent, the packaging materials and test interconnect solutions that we sell.

In response to the current economic environment we must align our costs with our revenues; if we fail to do so, we will be adversely effected.

As a result of the sustained downturn in the market for integrated circuits, we have been engaged in a continual re-evaluation of each business unit and line of business. If we are unable to continue to adjust our cost structure to the volume of business available to us, we could be adversely effected. Alternatively, the infra-structure changes that we have made could, in certain circumstances, impair our ability to respond as aggressively and quickly as we otherwise might to improvements in the market for semiconductors.

We may be forced to adjust our business strategy for some of our products

Our business strategy for many of our products has been focused on product performance and customer service rather than on price. As a result of current economic conditions, customers have experienced increased cost pressure, and consequently, we have observed increased price sensitivity on their part. If competition for our products should come to focus solely on price rather than on product performance and customer service, we will need to adjust our competitive business strategy accordingly, and if we are unable to do so, our business, financial condition and operating results could be materially and adversely affected.

The recent outbreak of SARS in Asia may adversely impact our operations and sales

We have manufacturing facilities located in Singapore, Taiwan and China and sales and service operations throughout Asia. The majority of our sales are made to customer destinations in Asia. Our operations and sales in this region may be adversely impacted by the recent outbreak of Severe Acute Respiratory Syndrome, or SARS, if our business or the businesses of our customers are disrupted by travel restrictions or the illness and quarantine of employees.

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

Some of the factors that could cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

—some packaging materials have lower margins than assembly equipment and test interconnect solutions;

—some lines of equipment are more profitable than others; and

—some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements and cancellations by our customers;

•	the cancellation, deferral or rescheduling of orders, because virtually all orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	adverse changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of key components for our products;

•	market acceptance of our new products and upgraded versions of our products;

•	customers delay in purchasing our products due to customer anticipation that we will introduce new or upgraded products;

•	the timing of acquisitions; and

•	our competitors’ introduction of new products.

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

We may not be able to rapidly develop and manufacture or acquire new and enhanced products required to maintain or expand our business

We believe that our continued success will depend on our ability to continuously develop and manufacture or acquire new products and product enhancements on a timely and cost-effective basis. We also must introduce these products and product enhancements into the market in response to customers’ demands for higher performance assembly equipment, leading-edge materials and for test interconnect solutions customized to address rapid technological advances in integrated circuits and capital equipment designs. Our competitors may develop enhancements to their products that will offer superior performance, features and lower prices that may render our products non-competitive. The development and commercialization of new products may require significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner or at a price that will satisfy our customers’ future needs or achieve market acceptance.

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

Advanced packaging technologies other than wire bonding may render some of our products obsolete and our strategy for pursuing these other technologies may be costly and ineffective

Advanced packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional die and wire bonding. These technologies include flip chip and chip scale packaging. In general, these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. For some devices, these advanced technologies have largely replaced wire bonding. We cannot assure you that the semiconductor industry will not, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above. If a significant shift to advanced technologies were to occur, demand for our wire bonders and related packaging materials could be materially and adversely affected.

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

If we are unable to deliver products to our customers on time for these or any other reasons; if we are unable to meet customer expectations as to cycle time; or if we do not maintain acceptable product quality or reliability in the future, our business, financial condition and operating results would be materially and adversely affected.

We have diversified operations, and if we fail to manage our diverse operations successfully, our business and financial results may be materially and adversely affected

During fiscal 2001, we acquired two companies that design and manufacture test interconnect solutions, Cerprobe Corporation and Probe Technology Corporation, and we have combined their operations to create our test division.

Diversification into new lines of business and expansion through acquisitions and alliances would increase demand on our management, financial resources and information and internal control systems. Our success would depend in significant part on our ability to manage and integrate acquisitions, joint ventures and other alliances and to continue to implement, improve and expand our systems, procedures and controls. If we fail to do this at a pace consistent with the development of our business, our business, financial condition and operating results could be materially and adversely affected.

If we diversify our operations, we expect to encounter a number of risks, which will include:

•	risks associated with hiring additional management and other critical personnel;

•	risks associated with adding equipment and capacity; and

•	risks associated with increasing the scope, geographic diversity and complexity of our operations.

In addition, sales and servicing of packaging materials, test interconnect solutions and flip chip technologies often require different organizational and managerial skills than sales of traditional wire bonding technology. We cannot assure you that we would be able to develop the necessary skills to successfully produce and market these different products.

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment, packaging materials, test interconnect and flip chip technology industries

The semiconductor equipment, packaging materials, test interconnect solutions and flip chip technology industries are intensely competitive. In the semiconductor equipment, test interconnect solutions and flip chip technology markets, the significant competitive factors include performance, quality, customer support and price. In the semiconductor packaging materials industry competitive factors include price, delivery and quality.

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

We sell most of our products to customers that are located outside of the United States; we have substantial manufacturing operations located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 72% of our sales for fiscal 2002, 62% of our net sales for fiscal 2001 and 91% of our net sales for fiscal 2000 were attributable to sales to customers for delivery outside of the United States. The lower percentage of international sales in fiscal 2002 and 2001 was due primarily to the increased sale of test interconnect products, which are more concentrated in the United States. We expect our sales outside of the United States to continue to represent a large portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. We also rely on non-United States suppliers for materials and components used in the equipment that we sell and we maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. We manufacture substantially all of our automatic ball bonders in Singapore, and we have built a facility in China to manufacture capillaries, test products and other products. In addition, we rely on independent foreign distribution channels for certain product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	expropriation of our foreign assets;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	the difficulties of staffing and managing dispersed international operations;

•	tariff and currency fluctuations;

•	changing political conditions;

•	foreign governments’ monetary policies; and

•	less protective foreign intellectual property laws.

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

The ability of our international operations to prosper also will depend, in part, on a continuation of current trade relations between the United States and foreign countries in which our customers operate and in which our subcontractors and materials suppliers have operations. A change towards more protectionist trade legislation in either the United States or foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, could materially and adversely affect our ability to sell our products in foreign markets.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in the United States, Israel, Singapore and China. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. As a result of terrorism, the United States may enter into an armed conflict, which could have a further impact on our domestic and internal sales, our supply chain, our production capability and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $16.1 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 10% from the levels as of March 31, 2003, there would be no material or adverse affect on our business, financial condition or operating results.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of the Company was held on February 11, 2003. At this meeting, Mr. Barry Waite was elected and Mr. C. Scott Kulicke was reelected to the Board of Directors of the Company for terms expiring at the 2007 annual meeting. In such election, 38,746,843 votes were cast for Messrs. Kulicke and Waite. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 806,368 shares at the 2003 Annual Meeting withheld authority to vote for Messrs. Kulicke and Waite. Messrs. Philip V. Gerdine, John A. O’Steen, MacDonell Roehm, Jr., Larry D. Striplin, Jr., C. William Zadel and Allison F. Page continue in office as members of the Company’s Board of Directors after the 2003 Annual Meeting.

Lastly, 41,536,487 shares were voted in favor of the reappointment of PricewaterhouseCoopers LLP as independent accountants of the Company to serve until the 2004 Annual Meeting, and 1,654,814 shares were voted against such proposal. Proxies filed by the holders of 200,905 shares at the 2003 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

There were no ‘broker non votes’ received at the 2003 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description

99.1

Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Clifford G. Sprague, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ CLIFFORD G. SPRAGUE
Clifford G. Sprague Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

/s/ CLIFFORD G. SPRAGUE
Clifford G. Sprague Senior Vice President and Chief Financial Officer