Form 10-Q
period 2003-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 2003-08-14
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 1, 2003, there were 50,020,480 shares of the Registrant’s Common Stock, without par value outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10-Q

June 30, 2003

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

		(Unaudited)
	September 30, 2002	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,986	$46,903
Restricted cash	3,180	2,731
Short-term investments	22,134	9,382
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/02 - $6,033; 6/30/03 - $5,862)	89,132	100,387
Inventories, net	50,887	49,241
Prepaid expenses and other current assets	10,508	10,203
Deferred income taxes	16,072	11,820

TOTAL CURRENT ASSETS	277,899	230,667
Property, plant and equipment, net	89,742	73,679
Intangible assets, (net of accumulated amortization: 9/30/02 - $16,927; 6/30/03 - $23,890)	75,509	68,565
Goodwill	87,107	87,107
Other assets	8,425	7,324

TOTAL ASSETS	$538,682	$467,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$186	$122
Accounts payable	55,659	42,102
Accrued expenses	52,581	42,865
Income taxes payable	9,660	12,069

TOTAL CURRENT LIABILITIES	118,086	97,158
Long term debt	300,393	300,476
Other liabilities	14,106	11,719
Deferred taxes	36,774	32,522

TOTAL LIABILITIES	469,359	441,875

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY:
Common stock, without par value	199,886	202,744
Retained deficit	(119,103)	(167,401)
Accumulated other comprehensive loss	(11,460)	(9,876)

TOTAL SHAREHOLDERS’ EQUITY	69,323	25,467

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$538,682	$467,342

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Net revenue	$132,418	$127,723	$342,490	$365,032
Cost of sales	97,398	96,459	271,451	273,919

Gross profit	35,020	31,264	71,039	91,113

Selling, general and administrative	34,278	23,581	101,201	81,656
Research and development, net	13,322	9,985	39,276	30,106
Resizing (recovery) costs	2,104	—	13,387	(205)
Gain (loss) on disposal of assets	—	4	—	(117)
Asset impairment	—	1,207	4,890	2,915
Amortization of intangible assets	2,479	2,315	7,441	6,944

Operating expense	52,183	37,092	166,195	121,299

Loss from operations	(17,163)	(5,828)	(95,156)	(30,186)
Interest income	783	135	3,219	796
Interest expense	(4,367)	(4,309)	(13,553)	(13,214)
Other income	—	—	10	—

Loss before income taxes	(20,747)	(10,002)	(105,480)	(42,604)
Provision (benefit) for income taxes	(2,645)	1,350	(26,370)	5,694

Net loss	$(18,102)	$(11,352)	$(79,110)	$(48,298)

Net loss per share:
Basic	$(0.37)	$(0.23)	$(1.61)	$(0.97)
Diluted	$(0.37)	$(0.23)	$(1.61)	$(0.97)
Weighted average shares outstanding
Basic	49,263	49,766	49,148	49,639
Diluted	49,263	49,766	49,148	49,639

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,110)	$(48,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,877	28,939
Resizing costs	13,387	(205)
Asset impairment	4,890	2,915
Deferred taxes	(21,011)	—
Changes in components of working capital, net	(12,680)	(30,075)
Other, net	2,950	1,966

Net cash used in operating activities	(57,697)	(44,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	46,343	20,619
Purchase of investments classified as available for sale	(33,834)	(7,903)
Purchases of property, plant and equipment	(15,449)	(7,917)
Proceeds from sale of fixed assets	185	393
Purchase of Probe Technology Corporation	1,472	—

Net cash provided by (used in) investing activities	(1,283)	5,192

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,582	98
Restricted cash	(3,180)	449
Payments on borrowings	(648)	(64)

Net cash provided by (used in) financing activities	(2,246)	483

Changes in cash and cash equivalents	(61,226)	(39,083)
Cash and cash equivalents at beginning of period	155,036	85,986

Cash and cash equivalents at end of period	$93,810	$46,903

CASH PAID DURING THE PERIOD FOR:
Interest	$12,599	$12,366
Income Taxes	$5,868	$3,873

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2003, and the results of its operations for the three and nine month periods ended June 30, 2002 and 2003 and its cash flows for the nine month periods ended June 30, 2002 and 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations – In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets This standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also provides guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. The Company adopted this standard effective October 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations, however this standard could impact the Company’s financial position and results of operations in future periods.

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

Accounting for Costs Associated with Exit or Disposal Activities – In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this standard and does not expect the adoption will have a significant impact on its financial position and results of operations, however, this standard will in certain circumstances change the timing of recognition of restructuring costs.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted this standard and the adoption did not have a significant impact on its financial position and results of operations, however this standard could impact the Company’s financial position and results of operations in future periods ( See Note 10).

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

At June 30, 2003, the Company had six stock-based employee compensation plans and two director compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee or director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earning (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
	(in thousands)
Net loss, as reported	$(18,102)	$(11,352)	$(79,110)	$(48,298)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,379)	(2,511)	(12,477)	(8,589)

Pro forma net loss	$(22,481)	$(13,863)	$(91,587)	$(56,887)

Loss per share:
Basic-as reported	$(0.37)	$(0.23)	$(1.61)	$(0.97)

Basic-pro forma	$(0.46)	$(0.28)	$(1.86)	$(1.15)

Dilued – as reported	$(0.37)	$(0.23)	$(1.61)	$(0.97)

Diluted – pro forma	$(0.46)	$(0.28)	$(1.86)	$(1.15)

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

Reclassifications – Certain amounts in the Company’s prior fiscal year financial statements have been reclassified to conform to their presentation in the current fiscal year.

Note 3 – Goodwill and Other Intangibles

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

The Company has determined that its annual test for impairment of intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. Due to the severity and the length of an industry downturn and uncertainty of the timing of improvement in industry conditions the Company revised its earnings forecasts for each of its business units that were tested for impairment in the fourth quarter of fiscal 2002. As a result, in fiscal 2002, the Company discontinued its substrate business and wrote-off intangible assets of $1.1 million and recognized a goodwill impairment loss of $72.0 million in its test reporting unit and a goodwill impairment loss of $2.3 million in its hub blade reporting unit. The fair value of each reporting unit was estimated using the expected present value of future cash flows.

The following table outlines the components of goodwill and intangible assets by business segment at June 30, 2003 after adoption of the standard and recognition of the goodwill impairment in fiscal 2002:

	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Total
	(in thousands)
Goodwill	$29,685	$5,666	$51,756	$87,107

Intangible Assets
Customer accounts	$—	$—	$30,479	$30,479
Complete technology	—	—	38,086	38,086

Intangible assets, net of amortization	$—	$—	$68,565	$68,565

The gross carrying amount and accumulated amortization of the intangible assets at June 30, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Total Net Book Value
	(in thousands)
Customer Accounts	$41,100	$10,621	$30,479
Acquired Technology	51,355	13,269	38,086

Total	$92,455	$23,890	$68,565

The aggregate amortization expense related to these intangible assets for the three months and nine months ended June 30, 2003 was $2.3 million and $6.9 million, respectively ($2.5 million and $7.4 million for the three and nine months ended June 30, 2002). The annual amortization expense, related to these intangible assets, for each of the next five fiscal years will be $9.2 million.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	September 30, 2002	June 30, 2003
	(in thousands)
Raw materials and supplies	$39,477	$41,906
Work in process	18,549	16,098
Finished goods	17,708	15,048

	75,734	73,052
Inventory reserves	(24,847)	(23,811)

	$50,887	$49,241

NOTE 5 – EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share if convertible securities are assumed to be converted to common shares the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three and nine months ended June 30, 2002 and 2003, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect on net loss per share.

Due to the Company’s net loss for the three and nine months ended June 30, 2002 and 2003, potentially dilutive securities are anti-dilutive. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) was 15,319,000 and 15,394,000 for the three and nine months ended June 30, 2002 and 14,836,645 and 14,734,346 for the three and nine months ended June 30, 2003, respectively.

NOTE 6 – RESIZING

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two and one half years. The Company developed resizing plans in response to these changes in its business environment with the intent to align its cost structure with anticipated revenue levels. Expenses have been incurred associated with cost containment activities including downsizing and facility consolidations. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. Although the Company makes every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In addition to the resizing costs identified below, the Company continued to downsize its operations in fiscal 2003. These downsizing efforts resulted in workforce reduction charges of $1.0 million and $4.5 million in the three and nine months ended June 30, 2003. These workforce reduction charges were recorded as Selling, General and Administrative expenses.

In the first quarter of fiscal 2003 the Company reversed $205 thousand of resizing charges previously recorded during the third and fourth quarters of fiscal 2002 due to the actual severance cost associated with the terminated positions being less than those originally estimated.

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, the Company announced that it would close its substrate operations due to its high capital and operating cash requirements. As a result, the Company recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. At June 30, 2003 all the positions had been eliminated. The plans have been completed but cash payments for the severance charge are expected to continue until September 30, 2003 and cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, the Company wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

Fourth Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,231	$7,280	$8,511
Payment of obligations	—	—	—

Balance, September 30, 2002	1,231	7,280	8,511
Change in estimate	(102)	—	(102)
Payment of obligations	(762)	(558)	(1,320)

Balance, December 31, 2002	367	6,722	7,089
Payment of obligations	(205)	(458)	(663)

Balance, March 31, 2003	162	6,264	6,426
Payment of obligations	(70)	(632)	(702)

Balance, June 30, 2003	$92	$5,632	$5,724

Third Quarter 2002

In the third quarter of fiscal 2002, the Company announced a resizing plan to reduce headcount and consolidate manufacturing in its test division. The resizing plan was a result of the Company’s decision to move towards a 24 hour per-day manufacturing model in its major U.S. wafer test facility, which would provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, the Company moved manufacturing of wafer test products from its facilities in Gilbert, Arizona and Austin, Texas to its facility in San Jose, California and Dallas, Texas and from its Kaohsuing, Taiwan facility to its Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At December 31, 2002, all of the positions had been eliminated. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. Both facilities have been closed. The plans have been completed but cash payments for the severance are expected to continue through 2005 and cash payments for facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

Third Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	1,105	233	1,338
Change in estimate	(103)	—	(103)
Payment of obligations	(467)	(18)	(485)

Balance, December 31, 2002	535	215	750
Payment of obligations	(56)	(18)	(74)

Balance, March 31, 2003	479	197	676
Payment of obligations	(108)	(18)	(126)

Balance, June 30, 2003	$371	$179	$550

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

Second Quarter 2002 Charge	Severance and Benefits		Commitments	Total
	(in thousands)
Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	)(1)	(81)	(5,448)

Balance, September 30, 2002	2,129		1,469	3,598
Payment of obligations	(491)		(183)	(674)

Balance, December 31, 2002	1,638		1,286	2,924
Payment of obligations	(422)		(177)	(599)

Balance, March 31, 2003	1,216		1,109	2,325
Payment of obligations	(198)		(175)	(373)

Balance, June 30, 2003	$1,018		$934	$1,952

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

Fourth Quarter 2001 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	512	—	512
Payment of obligations	(246)	—	(246)

Balance, December 31, 2002	266	—	266
Payment of obligations	(115)	—	(115)

Balance, March 31, 2003	151	—	151
Payment of obligations	(56)	—	(56)

Balance, June 30, 2003	$95	$—	$95

Second Quarter 2001

In the quarter ended March 31, 2001, the Company announced a 7.0% reduction in its workforce. As a result, the Company recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to June 30, 2002. In connection with the Company’s acquisition of Probe Tech, it also recorded an increase to goodwill of $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there are no additional cash obligations related to this program.

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

NOTE 7 – ASSET IMPAIRMENT

In the three months ended June 30, 2003, the Company recorded an asset impairment charge of $1.2 million associated with the closure of certain test operations in Dallas, Texas. In the nine months ended June 30, 2003, the Company recorded an asset impairment charge of $2.9 million associated with the discontinuation of a test product and the closure of certain test operations in Dallas, Texas. In the three months ended June 30, 2002, the Company recorded an asset impairment of $4.9 million related to the cost of certain software which was made redundant by a company-wide integrated information system and the write-off of other assets that were associated with leased facilities to be exited as a result of its facility consolidation.

NOTE 8 – COMPREHENSIVE LOSS

For the three and nine month periods ended June 30, 2002 and 2003, the components of total comprehensive loss are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
	(in thousands)
Net Loss	$(18,102)	$(11,352)	$(79,110)	$(48,298)

Foreign currency translation adjustment	2,456	571	918	1,609
Unrealized gain (loss) on investments, net of taxes	82	(11)	(174)	(25)

Other comprehensive income ( loss)	2,538	560	744	1,584

Comprehensive loss	$(15,564)	$(10,792)	$(78,366)	$(46,714)

NOTE 9 – OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the three and nine-month periods ended June 30, 2003 and 2002 were as follows:

Fiscal 2003:

	Equipment Segment	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Corporate	Consolidated
	(in thousands)
Quarter ended June 30, 2003:
Net revenue	$48,416	$45,828	$3,941	$29,538	$—	$127,723
Cost of sales	32,240	35,070	4,780	24,369	—	96,459

Gross profit	16,176	10,758	(839)	5,169	—	31,264
Operating costs	15,402	5,968	884	9,933	3,694	35,881
Asset impairment	—	—	—	1,207	—	1,207
Gain on disposal of assets	—	—	4	—	—	4

Income (loss) from operations	$774	$4,790	$(1,727)	$(5,971)	$(3,694)	$(5,828)

Nine months ended June 30, 2003:
Net revenue	$145,880	$128,987	$11,846	$78,319	$—	$365,032
Cost of sales	96,194	97,958	15,569	64,198		273,919

Gross profit	49,686	31,029	(3,723)	14,121	—	91,113
Operating costs	51,511	19,777	4,578	31,124	11,716	118,706
Resizing costs	—	—	(102)	(103)	—	(205)
Asset impairment	17	—	—	2,898		2,915
Gain on disposal of assets	—	—	(117)	—	—	(117)

Income (loss) from operations	$(1,842)	$11,252	$(8,082)	$(19,798)	$(11,716)	$(30,186)

Segment Assets at June 30, 2003	$115,550	$92,079	$18,930	$161,348	$79,435	$467,342

Fiscal 2002:

	Equipment Segment	Packaging Materials Segment	Advanced Packaging Technology Segment	Test Segment	Corporate	Consolidated
	(in thousands)
Quarter ended June 30, 2002:
Net revenue	$50,815	$44,754	$6,094	$30,755	$—	$132,418
Cost of sales	37,479	32,940	6,193	20,786	—	97,398

Gross profit	13,336	11,814	(99)	9,969	—	35,020
Operating costs	20,615	7,133	5,539	12,315	4,477	50,079
Resizing costs	—	—	—	2,104	—	2,104

Loss from operations	$(7,279)	$4,681	$(5,638)	$(4,450)	$(4,477)	$(17,163)

Nine months ended June 30, 2002:
Net revenue	$123,715	$114,277	$18,322	$86,176	$—	$342,490
Cost of sales	108,020	86,705	19,194	57,532	—	271,451

Gross profit	15,695	27,572	(872)	28,644	—	71,039
Operating costs	62,179	19,342	16,239	38,283	11,875	147,918
Resizing costs	6,064	736	1,104	4,900	583	13,387
Asset impairment	2,165	1,480	—	1,245	—	4,890

Income (loss) from operations	$(54,713)	$6,014	$(18,215)	$(15,784)	$(12,458)	$(95,156)

Segment Assets at June 30, 2002	$141,737	$94,195	$31,739	$257,285	$168,550	$693,506

NOTE 10 – GUARANTOR OBLIGATIONS AND CONTINGENCIES

Guarantor Obligations

The Company has issued standby letters of credit to guarantee payments for employee benefit programs and a facility lease. The standby letters of credit were issued in lieu of cash security deposits.

The table below identifies the guarantees under the standby letters of credit:

Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
	(in thousands)
Security deposit for payment of employee health benefits	Expires June 2004	$1,710
Security deposit for payment of employee worker compensation benefits	Expires October 2003	584
Security deposit for a facility lease	Expires July 2004	300

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

The table below details the activity related to the Company’ s reserve for product warranty expense:

Reserve for Product Warranty Expense
(in thousands)
Reserve for product warranty expense at September 30, 2002	$837
Provision for product warranty expense	1,778
Product warranty expense	(1,776)

Reserve for product warranty expense at June 30, 2003	$839

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

Note 11 – SUBSEQUENT EVENT

On August 4, 2003, the Company announced that it reached an agreement to sell the assets associated with its sawing equipment (dicing) and hard material blades operations. The sale, if completed, will include fixed assets, inventories, and the intellectual property of the Company’s sawing equipment business and its Micro-Swiss hard material blades business located in Israel. Completion of the sale is subject to certain conditions including approval of the Company’s Board of Directors, completion of an IT transition support agreement, approval of Israeli government agencies, and the consent of various third parties. Due to contingencies associated with the ultimate sale of these assets the Company can not exactly estimate the impact on its financial statements, however, it is anticipated that this transaction will be marginally cash positive but result in asset write-offs of approximately $5.5 million.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans or objectives or projected financial results referred to in any forward-looking statements. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes on pages 6 to 16 of this Form 10-Q and the Audited Financial Statements and Notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the fiscal year ended September 30, 2002 for a full understanding of our financial position and results of operations.

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

We sell our products to semiconductor device manufacturers and contract manufacturers, which are primarily located in or have operations in the Asia/Pacific region. Sales to customers outside of the United States accounted for 78% of net sales in the first nine months of fiscal 2003 compared to 65% of net sales in the first nine months of the prior fiscal year, and are expected to continue to represent a substantial portion of our future revenues. We have manufacturing operations in the United States, Singapore, Israel, China, France, Scotland, Switzerland and Taiwan; sales and customer support personnel in the United States, China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Europe; and applications labs in the United States, Singapore, Japan, Israel and Taiwan. We have recently built a manufacturing facility in Suzhou, China and are shipping capillaries from this facility. We are adding additional manufacturing capabilities to this facility and will transition the manufacture of certain of our test products to this facility.

Historically, the demand for semiconductors and our semiconductor assembly equipment has been volatile, with sharp periodic downturns and slowdowns. For instance, a strong upturn in the semiconductor industry that started in fiscal 1999 resulted in record revenues and earnings in fiscal 2000. This industry upturn was followed by a severe three year industry downturn during which time we have reported significant reductions in sales and record net losses. In response to the downturn, we reduced the size of our company in fiscal 2001 and fiscal 2002 and continue to do so in fiscal 2003, to more closely align our cost structure with anticipated revenue levels. See “Resizing Costs” in “Results of Operations” of this section for a detailed description of the resizing programs we initiated in fiscal 2001 and 2002. Our resizing efforts over the last several fiscal years yielded a 19% reduction in selling, general and administrative (“SG&A”) expense and a 23% reduction in research and development (“R&D”) expense in the first nine months of fiscal 2003 from the comparable period in the prior fiscal year.

In November 2002, we announced that we were evaluating various alternatives for our dicing and flip chip business units, including their potential sale. On August 4, 2003, we announced that we reached an agreement to sell the assets associated with our sawing equipment (dicing) and hard material blades operations. The sale, if completed, will include fixed assets, inventories, and the intellectual property of our sawing equipment business and the Micro-Swiss hard material blades business located in Israel. Completion of the sale is subject to certain conditions including approval of our Board of Directors, completion of an IT transition support agreement, approval of Israeli government agencies, and the consent of various third parties. We are having discussions with potential buyers for our flip chip business while concurrently exploring other alternatives.

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

Advanced Packaging Technology

In fiscal 2003, this business segment reflects the operating results of our flip chip business unit. Through our flip chip business unit we license flip chip technology and provide wafer bumping services and market a wafer level chip scale package (UltraCSP®). Our flip chip business unit has not been profitable to date. In November 2002, we announced that we were evaluating various alternatives for our flip chip business unit, including its potential sale. We are having discussions with potential buyers for this business while concurrently exploring other alternatives.

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

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2002, we recognized a $65.3 million charge for the establishment of a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards. In fiscal 2003, we have established a valuation allowance against all deferred tax assets generated from operating losses.

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended June 30, 2003 we recorded bookings of $139.0 million compared to $109.0 million in the quarter ended March 31, 2003 and $135.0 million in the quarter ended June 30, 2002. At June 30, 2003, we had a backlog of customer orders totaling $55.0 million, compared to $44.0 million at March 31, 2003 and $66.0 million at June 30, 2002. Our backlog as of any date may not be indicative of sales for any period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Sales

Net sales for the three months ended June 30, 2003 were $127.7 million, a decrease of 3.5% from $132.4 million reported for the same period in fiscal 2002. The lower sales were primarily due to a 4.7% decrease in equipment sales, a 35.3% decrease in Flip Chip bumping sales and a 4.0% decrease in test segment sales. Partially offsetting these sales declines was a 2.4% increase in packaging material sales. Equipment sales were down from the prior year due primarily to lower sales of wedge bonders, dicing saws, spare parts and a lower average selling price of our automatic ball bonders partially offset by a 13.9% increase in unit sales of automatic ball bonders. The higher packaging materials sales were due primarily to an increase in the price of gold and therefore a higher selling price of the gold bonding wire shipped. The lower sales in our test segment and flip chip services were primarily due to a lower volume of shipments.

Net sales for the nine months ended June 30, 2003 were $365.0 million, an increase of 6.6% from $342.5 million reported in the same period of the prior fiscal year. The higher sales were primarily due to a 17.9% increase in equipment sales and a 12.9% increase in packaging material sales partially offset by a 35.3% decrease in Flip Chip sales and a 9.1% decrease in test segment sales. Equipment sales were higher than the prior year due primarily to a 45.9% increase in unit sales of automatic ball bonders. The higher packaging materials sales were due primarily to higher unit sales of bonding tools and an increase in the price of gold and the volume of gold wire shipped. The lower sales in our test segment and flip chip services were primarily due to a lower volume of shipments.

For the three and nine months ended June 30, 2002 and 2003, the percentage of our net sales by business segment were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Equipment	38.4%	37.9%	36.1%	40.0%
Packaging materials	33.8%	35.9%	33.4%	35.3%
Test interconnect	23.2%	23.1%	25.2%	21.5%
Advanced packaging technologies	4.6%	3.1%	5.3%	3.2%

	100.0%	100.0%	100.0%	100.0%

The majority of our sales are to customers that are located outside of the United States or have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 78% of our total sales in the first nine months of fiscal 2003 compared to 65% in the first nine months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 18.7% of our shipments in the first nine months of fiscal 2003 compared to 22.4% of our shipments in the first nine months of the prior fiscal year.

We expect our net sales in the three months ending September 30, 2003 to be flat with our net sales in the three months ended June 30, 2003, plus or minus 5%. Demand beyond the fourth fiscal quarter remains difficult to forecast, as visibility is limited by the cyclical nature of the industry. Fluctuations in the timing and mix of product shipments and customer requirements will continue to have a significant impact on the timing and amount of revenue in any given period (see also “Risk Factors”).

Gross Profit

Gross profit of $31.3 million for the three months ended June 30, 2003 was unfavorably impacted by inventory write-offs of $3.2 million, $824 thousand of which was associated with the closure of certain test operations in Dallas, Texas. This compares with gross profit of $35.0 million for the comparable period in the prior fiscal year. In the nine months ended June 30, 2003, gross profit increased from $71.0 million to $91.1 million. Included in the results for the nine months ended June 30, 2002 are inventory write-offs of $13.4 million, $5.2 million of which was due to the discontinuance of a product. Offsetting the effect of inventory write-offs, the higher gross profit in the nine month period ended June 30, 2003 was due primarily to higher unit sales of automatic ball bonders, lower manufacturing cost per unit of our automatic ball bonders, higher unit sales of bonding tools and a higher volume of gold wire shipped. These improvements were partially offset by lower sales and associated gross profit in our test and flip chip business units.

Gross margin (gross profit as a percentage of sales) was 24.5% for the current quarter compared to 26.4% for the same period in the prior fiscal year. Gross margin for the nine months ended June 30, 2003 was 25.0% compared to 20.7% for the same period in the prior fiscal year. As indicated above, gross margin in fiscal 2003 and 2002, was unfavorably impacted by inventory write-offs. Offsetting the effect of inventory write-offs, gross margin increased in both the three and nine month periods ended June 30, 2003 due primarily to lower unit cost of production for our automatic ball bonders.

Selling, General and Administrative

SG&A expenses decreased $10.7 million or 31.2% and $19.5 million or 19.3% for the three and nine months ended June 30, 2003 from the same periods in the prior fiscal year. The lower SG&A expenses resulted primarily from our cost saving initiatives, principally related to reductions in employment levels. The June 30, 2003 quarter SG&A expense included costs associated with workforce reductions of $1.0 million and a favorable reversal of a $2.0 million reserve, previously established for potential obligations to U.S. Customs. Included in the SG&A expense for the nine months ended June 30, 2003 were costs associated with workforce reductions of $4.5 million, start-up costs for our new China facility of approximately $1.1 million and a $0.7 million charge for the early termination of an information technology services agreement partially offset by the reversal of the $2.0 million U.S. Customs reserve. The three and nine month period ended June 30, 2002 included costs of $0.9 million for training and start-up costs expenses associated with the new China facility, $0.5 million for the anticipated transfer of microelectronics products to Singapore and $0.8 million for a company-wide information system.

Research and Development

R&D expense for the three and nine months ended June 30, 2003 decreased $3.3 million or 25.0% and $9.2 million or 23.3% for the nine months then ended. The reductions were primarily due to the closure of our substrate business unit in the fourth quarter of fiscal 2002 and lower payroll and related expenses due to our ongoing cost reduction efforts.

Resizing Costs

Historically, the semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry has experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment for the past two years and one half years. We developed resizing plans in response to these changes in our business environment with the intent to align our cost structure with anticipated revenue levels. Expenses have been incurred associated with cost containment activities, including, downsizing and facility consolidations. Account ing for resizing activities requires an evaluation of formally agreed upon and approved plans. Although we make every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In addition to the resizing costs discussed below, we continued to downsize our operations in fiscal 2003. These downsizing efforts resulted in workforce reduction charges of $1.0 million and $4.5 million in the three and nine months ended June 30, 2003. These workforce reduction charges were recorded as Selling, General and Administrative expenses.

In the first quarter of fiscal 2003, we reversed $205 thousand of resizing charges previously recorded during the third and fourth quarters of fiscal 2002 due to the actual severance cost associated with terminated positions being less than those originally estimated.

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, we announced that we would close our substrate operation due to its high capital and operating cash requirements. As a result, we recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.2 million. At June 30, 2003 all the positions had been eliminated. The plans have been completed but cash payments for the severance charge are expected to continue until September 30, 2003 and cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, we wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

Fourth Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,231	$7,280	$8,511
Payment of obligations	—	—	—

Balance, September 30, 2002	1,231	7,280	8,511
Change in estimate	(102)	—	(102)
Payment of obligations	(762)	(558)	(1,320)

Balance, December 31, 2002	367	6,722	7,089
Payment of obligations	(205)	(458)	(663)

Balance, March 31, 2003	162	6,264	6,426
Payment of obligations	(70)	(632)	(702)

Balance, June 30, 2003	$92	$5,632	$5,724

Third Quarter 2002

In the third quarter of fiscal 2002, we announced a resizing plan to reduce headcount and consolidate manufacturing in our test division. The resizing plan was a result of our decision to move towards a 24 hour per-day manufacturing model in our major U.S. wafer test facility, which would provide our customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, we moved manufacturing of wafer test products from our facilities in Gilbert, Arizona and Austin, Texas to our facility in San Jose, California and Dallas, Texas and from our Kaohsuing, Taiwan facility to our Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At December 31, 2002, all of the positions had been eliminated. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility, representing costs of non-cancelable lease obligations beyond the facility closures and costs required to restore the production facilities to their original state. Both facilities have been closed. The plans have been completed but cash payments for the severance are expected to continue through 2005 and cash payments for facility and contractual obligations are expected to continue through 2005, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

Third Quarter 2002 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	1,105	233	1,338
Change in estimate	(103)	—	(103)
Payment of obligations	(467)	(18)	(485)

Balance, December 31, 2002	535	215	750
Payment of obligations	(56)	(18)	(74)

Balance, March 31, 2003	479	197	676
Payment of obligations	(108)	(18)	(126)

Balance, June 30, 2003	$371	$179	$550

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

Second Quarter 2002 Charge	Severance and Benefits		Commitments	Total
	(in thousands)
Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	)(1)	(81)	(5,448)

Balance, September 30, 2002	2,129		1,469	3,598
Payment of obligations	(491)		(183)	(674)

Balance, December 31, 2002	1,638		1,286	2,924
Payment of obligations	(422)		(177)	(599)

Balance, March 31, 2003	1,216		1,109	2,325
Payment of obligations	(198)		(175)	(373)

Balance, June 30, 2003	$1,018		$934	$1,952

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

Fourth Quarter 2001 Charge	Severance and Benefits	Commitments	Total
	(in thousands)
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	512	—	512
Payment of obligations	(246)	—	(246)

Balance, December 31, 2002	266	—	266
Payment of obligations	(115)	—	(115)

Balance, March 31, 2003	151	—	151
Payment of obligations	(56)	—	(56)

Balance, June 30, 2003	$95	$—	$95

Second Quarter 2001

In the quarter ended March 31, 2001, we announced a 7.0% reduction in our workforce. As a result, we recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to June 30, 2002. In connection with our acquisition of Probe Tech, we also recorded an increase to goodwill of $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there are no additional cash obligations related to this program.

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

Gain on Disposal of Assets

In the nine months ended June 2003, we realized a gain of $117 thousand from the sale of assets that were previously written-down as part of the asset impairment charge associated with the closure of our substrate operation in the fourth quarter of fiscal 2002.

Asset Impairment

In the three months ended June 30, 2003, we recorded an asset impairment charge of $1.2 million associated with the closure of certain test operations in Dallas, Texas. In the nine months ended June 30, 2003, we recorded an asset impairment of $2.9 million, $1.7 million was related to the discontinuation of a test product and $1.2 million was related to the closure of certain test operations in Dallas, Texas. In the nine months ended June 30, 2002, we recorded an asset impairment of $4.9 million related to the cost of certain software which was made redundant by a company-wide integrated information system and the write-off of other assets that were associated with leased facilities to be exited as a result of our facility consolidation.

Amortization of Intangible Assets

Amortization of intangible asset expense was $2.3 million and $6.9 million for the three and nine months ended June 30, 2003 compared to $2.5 million and $7.4 million for the same periods in the prior year. The amortization expense is associated with our intangible assets for customer accounts and completed technology arising from the acquisition of our test division. The aggregate amortization expense for each of the next five fiscal years is $9.2 million.

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

Loss from Operations

The loss from operations for the three and nine months ended June 30, 2003 was $5.8 million and $30.2 million compared to a loss from operations of $17.2 million and $95.2 million in the same periods of the prior fiscal year. The lower operating loss in the three months ended June 30, 2003 from the prior year was due primarily to lower operating expenses resulting from our cost saving initiatives, principally related to reductions in employment levels. The lower operating loss in the nine months ended June 30, 2003 from the prior year was due primarily to higher gross profit (resulting from higher sales and lower inventory write-offs), lower operating expenses and lower resizing and asset impairment charges.

Interest

Interest income in the three and nine months ended June 30, 2003 was $135 thousand and $796 thousand compared to $783 thousand and $3.2 million in the same periods of the prior fiscal year. The lower interest income in fiscal 2003 was due to lower investment balances and lower interest rates on our short-term investments. Interest expense in the three and nine months ended June 30, 2003 was $4.3 million and $13.2 million compared to $4.4 million and $13.6 million in the same periods of the prior fiscal year. Interest expense in both years is primarily related to our $300.0 million of convertible subordinated notes.

Other Income

Other income in the nine months ended June 30, 2002 reflected minority interest, of $10 thousand, associated with certain foreign ownership in our test business unit.

Tax Expense

Tax expense in the three months ended June 30, 2003 reflects income tax on income in foreign jurisdictions. For the nine months ended June 30, 2003 tax expense also includes a reserve of $2.0 million for potential tax obligations to the Israeli government arising from tax benefits we have received which are contingent upon us attaining certain sales and employment levels within Israel. In jurisdictions (including the United States) that had operating losses in the three and nine months ended June 30, 2003 we generated $1.3 million and $16.5 million of tax benefits, all of which were fully reserved. The tax benefit for income tax in the three and nine months ended June 30, 2002 was based on an expected tax rate of 25% for fiscal 2002. However, in the fourth quarter of fiscal 2002, we established a valuation allowance against our deferred tax assets, which included the benefit recorded in the first nine months of fiscal 2002.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, cash, cash equivalents and investments totaled $56.3 million, compared to $108.1 million at September 30, 2002. Cash used by operating activities was $44.8 million in the first nine months of fiscal 2003 compared to $57.7 million in the same period of the prior fiscal year. The cash used in operating activities in the first nine months of fiscal 2003 was primarily due to the net loss reported in the period, the pay-down of current trade payables and accrued expenses and the buildup of trade accounts receivable. The increase in trade accounts receivable resulted primarily from a significant amount of our third quarter sales being shipped in the later part of the quarter.

Cash provided by investing activities totaled $5.2 million in the first nine months of fiscal 2003, compared to cash used by investing activities of $1.3 million in the same period of the prior fiscal year. In fiscal 2003 and fiscal 2002, the investing activities consisted primarily of the sale of short-term investments offset by capital expenditures.

Net cash provided by financing activities was $483 thousand in the first nine months of fiscal 2003 compared to cash used in financing activities of $2.2 million in the same period of the prior fiscal year. The cash provided by financing activities in fiscal 2003 was primarily due to a reduction in restricted cash. The cash used by financing activities in the prior year was primarily due to establishing restricted cash balances, to support letters of credit, partially offset by proceeds from the issuance of common stock, resulting from employee stock option exercises.

At June 30, 2003, the fair value of our $175.0 million 4¾% Convertible Subordinated Notes was $139.6 million, and the fair value of our $125.0 million 5¼% Convertible Subordinated Notes was $103.4 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. On June 30, 2003, the Standard & Poor’ s rating on the above-referenced Convertible Subordinated Notes was CCC+.

The Securities and Exchange Commission declared effective on August 22, 2002 a shelf registration statement on Form S-3, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $250.0 million. On June 15, 2003, we issued and contributed 150,000 shares of common stock with a fair market value of $987,000 to fund certain obligations to our pension plan. In the event the shares are sold by the pension plan in the future we will not receive the proceeds from the sale. The proceeds will be retained by the pension plan Trust to fund future obligations to participants of the pension plan.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, our liquidity is affected by many factors, some based on normal operations of the business and others related to uncertainties of the industry and global economies. We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors and the nature and size of strategic business opportunities which we may elect to pursue.

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. Certain of the following commitments as of June 30, 2003 have not been included in the consolidated balance sheets and statements of operations included under Item 1. Consolidated Financial Statements; however, they have been disclosed in the following table in order to provide a more complete picture of our Company’s financial position and liquidity.

The following table identifies obligations and contingent payments under various arrangements at June 30, 2003, including those not included our consolidated balance sheet:

	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$300,000	$—	$—	$300,000	$—
Capital Lease obligations	597	122	112	75	288
Operating Lease obligations*	49,529	12,459	18,917	6,356	11,797
Inventory Purchase obligations*	25,094	25,094	—	—	—
Commercial Commitments:
Standby Letters of Credit*	2,594	2,594	—	—	—

Total contractual obligations and commercial commitments	$377,814	$40,269	$19,029	$306,431	$12,085

*	Represents contractual amounts not reflected in the consolidated balance sheet at June 30, 2003.

Included in the above table are Operating Lease obligations of $1.3 million and Inventory Purchase obligations of $317 thousand associated with the operations of our sawing equipment (dicing) and hard material blades operations. As indicated above, we have reached an agreement to sell the assets of these businesses.

Long-term debt includes the amounts due under our 4¾% Convertible Subordinated Notes due 2006 and our 5¼% Convertible Subordinated Notes due 2006. The capital lease obligations principally relate to equipment leases. The operating lease obligations at June 30, 2003 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

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

As a result of the sustained downturn in the market for integrated circuits, we have been engaged in a continual re-evaluation of each business unit and line of business. If we are unable to continue to adjust our cost structure to the volume of business available to us, we could be adversely effected. Alternatively, the infrastructure changes that we have made could, in certain circumstances, impair our ability to respond as aggressively and quickly as we otherwise might to improvements in the market for semiconductors.

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

A recurrence of the outbreak of SARS in Asia may adversely impact our operations and sales

We have manufacturing facilities located in Singapore, Taiwan and China and sales and service operations throughout Asia. The majority of our sales are made to customer destinations in Asia. Our operations and sales in this region may be adversely impacted by a recurrence of the outbreak of Severe Acute Respiratory Syndrome, or SARS, if our business or the businesses of our customers are disrupted by travel restrictions or the illness and quarantine of employees.

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

Some of the factors that could cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

–	some packaging materials have lower margins than assembly equipment and test interconnect solutions;

–	some lines of equipment are more profitable than others; and

–	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements and cancellations by our customers;

•	the cancellation, deferral or rescheduling of orders, because virtually all orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	adverse changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of key components for our products;

•	market acceptance of our new products and upgraded versions of our products;

•	customers delay in purchasing our products due to customer anticipation that we will introduce new or upgraded products;

•	the timing of acquisitions; and

•	our competitors’ introduction of new products.

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

Our business depends on attracting and retaining management, marketing and technical employees

As is the case with many other technology companies, our future su ccess depends on our ability to hire and retain qualified management, marketing and technical employees. In particular, we have experienced periodic shortages of software engineers. If we are unable to continue to attract and retain the technical and managerial personnel we require, our business, financial condition and operating results could be materially and adversely affected.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose any significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of semiconductor assembly equipment, packaging materials and test interconnect solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In fiscal 2002, sales to Advanced Semiconductor Engineering accounted for 12% of our net sales. In fiscal 2001, no customer accounted for more than 10% of our net sales and in fiscal 2000, sales to Advanced Semiconductor Engineering and Amkor Technologies accounted for 15% and 10% of our net sales, respectively.

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

In addition, sales and servicing of packaging materials and test interconnect solutions often require different organizational and managerial skills than sales of traditional wire bonding technology. We cannot assure you that we would be able to develop the necessary skills to successfully produce and market these different products.

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment, packaging materials and test interconnect industries

The semiconductor equipment, packaging materials and test interconnect solutions industries are intensely competitive. In the semiconductor equipment and test interconnect solutions markets, the significant competitive factors include performance, quality, customer support and price. In the semiconductor packaging materials industry competitive factors include price, delivery and quality.

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

We sell most of our products to customers located outside of the United States; we have substantial manufacturing operations located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 72% of our sales for fiscal 2002, 62% of our net sales for fiscal 2001 and 91% of our net sales for fiscal 2000 were attributable to sales to customers for delivery outside of the United States. The lower percentage of international sales in fiscal 2002 and 2001 compared to fiscal 2000 was due primarily to the acquisition of test interconnect product lines in the first quarter of fiscal 2001. Sales of our test product lines are more concentrated in the United States than sales of our other product lines. We expect our sales outside of the United States to continue to represent a large portion of our future revenues. Our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia. Asian economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which could materially and adversely affect our business, financial condition and operating results. We also rely on non-United States suppliers for materials and components used in the equipment that we sell and we maintain substantial manufacturing operations in countries other than the United States, including operations in Israel and Singapore. We manufacture our automatic ball bonders and bonding wire in Singapore, and we manufcature capillaries in Israel and China. In addition, we rely on independent foreign distribution channels for certain product lines. As a result, a major portion of our business is subject to the risks associated with international commerce, such as:

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

Our stock price has been and is likely to continue to be highly volatile, which may make the common stock difficult to resell at desired times and prices

In recent years, the price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe and have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of factors, including:

•	quarter to quarter variations in our operating results;

•	shortfalls in our revenue or earnings from levels expected by securities analysts;

•	announcements of technological innovations or new products by us or other companies; and

•	slowdowns or downturns in the semiconductor industry.

We cannot assure you that your investment in our common stock will not fluctuate significantly. One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market, which could adversely affect our business and financial operations

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $9.4 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 10% from the levels as of June 30, 2003, there would be no material or adverse affect on our business, financial condition or operating results.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2003, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls

There was not any change in the Company’s internal con trols over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Changes In Securities and Use Of Proceeds

On June 15, 2003, the Company issued and contributed 150,000 shares of its common stock to the Kulicke and Soffa Industries, Inc. Defined Non-Contributory Retirement Income Plan to fund certain of its obligations under the plan. The shares of common stock were issued without registration in reliance on Section 4(2) of the Securities Act of 1933. In the event the common stock is sold by the Retirement Income Plan in the future the Company will not receive the proceeds from the sale. The proceeds will be retained by the Retirement Income Plan Trust to fund future obligations to participants of the Retirement Income Plan.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Clifford G. Sprague, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Clifford G. Sprague, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K on April 23, 2003 making an Item 5 disclosure announcing its financial results for the second fiscal quarter ended March 31, 2003. A copy of the Company’s earnings release was filed as exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 14, 2003	By:	CLIFFORD G. SPRAGUE
Clifford G. Sprague Senior Vice President, Chief Financial Officer (Principal Financial Officer)