Form 10-K
period 2003-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2003-12-18
CIK 56978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended September 30, 2003

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

COMMON STOCK, WITHOUT PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No

The aggregate market value of the Registrant’s common stock (its only voting stock and common equity) held by non-affiliates of the Registrant as of March 31, 2003 was approximately $231,900,000. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 1, 2003, there were 50,477,696 shares of the Registrant’s common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2004 Annual Shareholders’ Meeting to be filed on or about to January 6, 2004 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

[This page intentionally left blank]

KULICKE AND SOFFA INDUSTRIES, INC.
2003 Annual Report on Form 10-K

PART I

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

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

Item 1. BUSINESS.

We design, manufacture and market capital equipment, packaging materials and test interconnect products as well as service, maintain, repair and upgrade equipment, all used to assemble and/or test semiconductor devices. We also provide semiconductor wafer bumping services (flip chip bumping) and licensing of our bumping process to semiconductor manufacturers and their subcontractors. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is currently divided into four product segments: 1) equipment; 2) packaging materials; 3) wafer and package test interconnect products; and 4) advanced packaging technology. In November 2002, the Company announced its intentions to divest its operations of the advanced packaging segment.

The semiconductor industry has been historically volatile, with periods of rapid growth followed by industry wide retrenchment. One such downturn started in fiscal 2001 and has persisted into fiscal 2003. In response to this downturn the Company has shifted its strategy, focusing on our larger more established product lines, and divesting or discontinuing smaller or more speculative businesses. Additionally, we have been actively reducing the Company’s cost structure both by moving operations to lower cost areas and by downsizing. Our goal is to be both the technology leader, and the lowest cost supplier in each of our major lines of business.

Based on increased order activity starting late in fiscal 2003, as well as other factors we believe the semiconductor industry is entering a growth cycle. There can be no assurances about either the duration or vigor of this cycle, and in any case, we believe the historical volatility – both upward and downward – will persist.

We believe we are the only major supplier to the semiconductor assembly industry that can provide customers with semiconductor wire bonding equipment along with the complimentary packaging materials and test interconnect products that actually contact the surface of the customer’s semiconductor devices. We believe that the ability to control all of these assembly related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

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

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials, test interconnect products, and flip chip bumping services used in various semiconductor assembly processes. Set forth below is a table listing the net sales and percentage of our total net sales for each business segment for our fiscal years ended September 30, 2001, 2002, and 2003.

	(dollars in thousands)
	Fiscal Year Ended September 30,

	2001(1)		2002(2)		2003(3)

		% of Total		% of Total		% of Total
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

Equipment	$249,952	45%	$169,469	36%	$198,447	40%
Packaging materials	150,945	27%	157,176	34%	174,471	36%
Test interconnect	116,890	21%	114,698	25%	104,882	21%
Advanced packaging technologies	37,216	7%	23,317	5%	16,521	3%

	$555,003	100%	$464,660	100%	$494,321	100%

(1)	In the first quarter of fiscal 2001, we acquired two test interconnect companies, Cerprobe Corporation and Probe Technology Corporation, creating our test interconnect segment.

(2)	In the fourth quarter of fiscal 2002, we closed the substrate business that was part of the advanced packaging technology segment. That business was a startup and had no revenue.

(3)	In the fourth quarter of fiscal 2003, we sold the assets related to the saw and hard material blade businesses that were part of the equipment segment and packaging materials segment, respectively. Those businesses had fiscal 2003 revenue of $11.3 million.

As the above chart indicates, our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas packaging materials and test interconnect sales in general tend to be more stable, following the trend of total semiconductor unit production.

See Note 12 to our Consolidated Financial Statements for financial results by business segment.

Equipment

Our principal equipment product line is our family of wire bonders, which are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of a semiconductor die and the leads on the integrated circuit (IC) package to which the die has been attached. We offer both ball and wedge type wire bonders in automatic and manual configurations. Automatic IC ball bonders represent a large majority of our wire bonder business. We believe that our wire bonders offer competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. Especially important is the machine’s ability to perform very fine pitch bonding as well as create the sophisticated wire loop shapes which are needed in the assembly of today’s advanced semiconductor packages.

The largest portion of our wire bonder revenue comes from the sale of IC ball bonders. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability as compared to its predecessor. In May 2002, we began marketing the Maxum ™ , our latest generation IC ball bonder, which offers up to 20% more productivity than its predecessor. In December, 2003 we plan to introduce the Maxum Plus™ to customers offering further productivity increases, as well as process capability improvements. In addition, in January of 2003, we began shipping the Nu-Tek ™ , a new automatic wire bonder optimized for low lead count IC’s and discrete device applications, which are both segments of the market where we had not previously participated.

We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid, chip on board, and other large area applications; the WaferPRO™, for wafer level bumping for flip chip and other area array applications; the Triton RDA™, a wedge bonder designed for ribbon bonding; the Model 8060 and Model 8090 wedge bonders; and the 4500 series of manual wire bonders.

As part of our efforts to reduce the cost of our wire bonders, we transferred our automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore in fiscal 2000. Further cost reductions were achieved in fiscal 2003 by integrating a China based supply chain.

In response to customer trends in outsourcing packaging requirements, we provide repair and maintenance services, a variety of equipment upgrades, machine and component rebuild activities and expanded customer training through a customer operations group.

Packaging Materials

We manufacture and market a range of semiconductor packaging materials and expendable tools for the semiconductor assembly market, including very fine gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in packaging and assembly processes. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment. A wire bonder uses a capillary or wedge tool and bonding wire much like a sewing machine uses a needle and thread.

Our principal products are:

Bonding Wire. We manufacture very fine gold, aluminum and copper wire used in the wire bonding process. This wire is bonded to the chip surface and package substrate by the wire bonder and becomes a permanent part of the customers’ semiconductor package. We produce wire to a wide range of specifications, which can satisfy most wire bonding applications across the spectrum of semiconductor packages.

Expendable Tools. Our expendable tools include a large variety of capillaries, wedges, die collets and wafer saw blades. The capillaries and wedges actually attach the wire to the semiconductor chip, allow a precise amount of wire to be paid out to form a permanent wire loop, then attach the wire to the package substrate, and finally cut the wire so that the bonding process can be repeated again. Die collets are used to pick up and place die into packages before the wire bonding process. Our hub blades are used to cut silicon wafers into individual semiconductor die.

Test Interconnect

We offer a broad range of fixtures used to temporarily contact a semiconductor device while it is still in the wafer format (wafer probing) thereby providing electrical connections to automatic test equipment. We also offer test sockets used to test the final semiconductor package (package or final testing). Our principal test interconnect products are:

Probe cards. A probe card consists of a complex, multilayer printed circuit board (PCB) upon which are attached numerous probe needles designed to make temporary contact to each of the bond pads or bumps on a die while it is still in a wafer format, thereby providing electrical connections to automatic test equipment.

Automatic Test Equipment (ATE) interface assemblies. An ATE interface assembly, sometimes called a space transformer, typically consists of mechanical docking hardware and an intricate, multilayer PCB, which mechanically connects ATE equipment to a wafer prober, carrying electrical signals to a probe card, and ultimately to the semiconductor device under test.

ATE test boards. An ATE test board is a complex, multilayer PCB that mounts directly to ATE equipment and transfers electrical signals from the ATE to the test socket.

Test sockets. A socket holds a packaged semiconductor device while making electrical connections to the device leads through spring loaded contacts.

Changes in the design of a semiconductor device often require changes in the probe card, test socket and, in certain cases, the ATE test board used to test that semiconductor. Customers generally purchase new versions of these custom-designed products each time there is a design change in the semiconductor being tested. Changes in semiconductor design and processes drive improvements in test interconnect technology in order to support significant increases in the number and density of bond pads or leads being tested and the speed of the electrical signals being tested. Examples of the new families of probe cards we have introduced include the DuraPlus™ and advanced epoxy products.

Advanced Packaging Technologies

Since the closure of our substrate business in August, 2002, our advanced packaging technologies segment consists solely of our flip chip business.

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

We are currently providing contract bump services to approximately 30 customers. We also developed and market a wafer level package, named the UltraCSP®, which is in production and has been licensed to customers. In September 2002, we introduced Spheron™, a wafer level package technology that expands the capability and performance of our wafer level package product. As of September 30, 2003, we had sold nine licenses for wafer solder-bumping and wafer level packaging applications.

Our flip chip business unit has not been profitable to date and we announced our intention to divest this business unit in November, 2002.

Customers

Our major customers include large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Some of these major customers are:

Semiconductor Manufacturers	Semiconductor Assemblers	Vertically Integrated Manufacturers

Advanced Micro Devices	Advanced Semiconductor Engineering	IBM
Agere	Amkor Technologies	Motorola
Conexant	ChipPAC	NEC International
Infineon Technologies	Orient Semiconductor Electronics	Philips Electronics
Intel	Siliconware Precision Industries Co., LTD	Samsung
LSI Logic		Seagate
Micron
National Semiconductor
ST Microelectronics
Texas Instruments

These customers sometimes vary year to year based on their capital investment and operating expense budgets. The chart below shows the Company’s top ten end-use customers for each of the last three fiscal years:

Fiscal 2001	Fiscal 2002	Fiscal 2003

1. Texas Instruments	1. Advanced Semiconductor Engineering	1. Advanced Semiconductor Engineering
2. ST Microelectronics	2. ST Microelectronics	2. ST Microelectronics
3. Micron	3. Siliconware Precision Industries LTD	3. Intel
4. Advanced Semiconductor Eng.	4. Intel	4. Amkor Technologies
5. Intel	5. Texas Instruments	5. Texas Instruments
6. Infineon Technologies	6. Infineon Technologies	6. Infineon Technologies
7. Lexmark	7. Amkor Technologies	7. National Semiconductor
8. Amkor Technologies	8. National Semiconductor	8. Philips Electronics
9. Philips Electronics	9. Samsung	9. ST Assembly Test
10. Agere	10. Philips Electronics	10. Siliconware Precision Industries LTD

We believe that developing long-term relationships with our customers is critical to our success. By establishing these relationships with semiconductor manufacturers, semiconductor subcontract assemblers, and vertically integrated manufacturers of electronic systems, we gain insight into our customers’ future IC packaging strategies. This information assists us in our efforts to develop material, equipment and process solutions that address our customers’ future assembly requirements.

International Operations

We sell our products to semiconductor manufacturers, semiconductor subcontract assemblers, and vertically integrated manufacturers of electronic systems, which are primarily located in or have operations in the Asia/Pacific region. Approximately 79% of our fiscal 2003 net sales, 72% of our fiscal 2002 net sales, and 62% of our fiscal 2001 net sales were for delivery to customer locations outside of the United States. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea, Japan, and the Philippines. Our shipments to customers in China have historically been a small portion of our sales, however, we expect this portion to increase as some of our customers increase their production capacity in China. We expect sales outside of the United States to continue to represent a majority of our future revenues.

Similarly, a majority of our manufacturing operations are also in countries other than the U.S., including major manufacturing operations located in Singapore, Israel, and China with other smaller facilities in France, Japan, Scotland, Switzerland and Taiwan. Risks associated with our international operations include risks of foreign currency and foreign financial market fluctuations, international exchange restrictions, changing political conditions and monetary policies of foreign governments, war, civil disturbances, expropriation, and other events that may limit or disrupt markets.

Sales and Customer Support

Through the end of fiscal 2003 we operated a single sales management team to coordinate global activities and provide local support in each country where our customers are located. Our country and regional managers rely on a combination of a direct sales force, manufacturers’ representatives and distributors for the sale of our various product lines.

We believe that providing comprehensive worldwide sales, service, training and support are important competitive factors in the semiconductor equipment industry, and we have managed these functions as a global customer operations group. In order to support our customers, whose semiconductor assembly operations are located primarily outside of the United States, we have sales, service, and support personnel based in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, and Europe with applications labs in Singapore, Japan, Israel, Taiwan, and Germany. Our local presence enables us to provide timely customer service and support by positioning our service representatives and spare parts near customer facilities, and affords customers the ability to place orders locally and to deal with service and support personnel who speak the customer’s language and are familiar with local country practices.

Subsequent to the end of fiscal 2003 we reorganized some of these customer operations along product lines with one group focused on wire bonder related products, and another on test related products.

Backlog

At September 30, 2003, our backlog of orders approximated $68.0 million, compared to approximately $54.0 million at September 30, 2002, and $55 million at June 2003. Our backlog consists of customer orders, which are scheduled for shipment within 12 months. Our “customer order-to-sale” cycle is relatively short with quarter-ending backlog typically representing 35% – 55% of the succeeding quarter’s net sales. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of future revenues.

Manufacturing

The Company believes excellence in manufacturing can create competitive advantage, both through lower costs, and superior responsiveness. In order to achieve these goals, we manage our manufacturing operations through a single organization, and are trending to fewer, larger factories taking advantage of economies of scale and the cost savings available in low labor cost areas.

Equipment. Our equipment manufacturing activities consist primarily of integrating outsourced parts and subassemblies, and testing the finished product to customer specifications. During fiscal 2003 most equipment manufacturing took place in Singapore, with small numbers of machines built in Willow Grove, Pennsylvania, and Haifa, Israel (which was sold in August 2003). We believe the outsourcing model enables us to minimize our fixed costs and capital expenditures and allows us to focus on product differentiation through technology innovations in system design and manufacturing quality control. Just-in-time inventory management has reduced our manufacturing cycle times and limited our on-hand inventory. We have obtained ISO 9001 certification for our equipment manufacturing facilities in Willow Grove, Pennsylvania, Singapore and Haifa, Israel.

Packaging Materials. We manufacture expendable tools at facilities in Yokneam, Israel and Suzhou, China, and bonding wire at facilities in Singapore and Thalwil, Switzerland. We manufacture blades for wafer sawing in Santa Clara, California. The bonding wire facility in Switzerland has received ISO 9001 certification, the bonding wire facility in Singapore has received QS9000 and ISO 14001 certifications, the blade facility in California has received ISO 9002 certification, the bonding tools facility, in Yokneam, Israel has received ISO 9001 and ISO 14001 certifications, and the bonding tools facility in Suzhou, China has received ISO 9001 and ISO 14001 certifications.

Test Interconnect Products. We manufacture test probe cards in various facilities located in: Gilbert, Arizona; Hayward and San Jose, California; Hsin Chu, Taiwan; E. Kilbride, Scotland; Singapore; and Corbeil and Meyreuil, France. We plan to begin manufacturing test probe cards in Suzhou, China in fiscal 2004. ATE interface assemblies are manufactured in Gilbert, Arizona and test sockets in Hayward, California and Singapore. As part of our ongoing cost reduction activities, the Company closed the ATE test board facility in Dallas, Texas in the third quarter of fiscal 2003, moving to an outsource strategy for this product line.

Advanced Packaging Technology. We maintain a manufacturing facility in Phoenix, Arizona for our flip chip business unit. Our Flip Chip manufacturing facility has received QS 9000 certification.

Research and Product Development

Many of our customers generate technology roadmaps describing the future manufacturing capability requirements needed to support their product development plans. Our research and product development activities are organized so that our products anticipate our customers’ requirements. This can happen, either through continuous improvement of our existing products, including upgrades for products already installed in customers’ facilities, or through the creation of next generation products. Examples of continuous improvement include the Nutek and Maxum Plus wire bonders mentioned above – both improvements of the Maxum – our advanced epoxy line of probe cards, and our DuraCap line of bonding tools. A major next generation wire bonder effort is also underway, with that product scheduled for launch in late 2004. Whether the Company proceeds via continuous improvement, or via next generation technology development, our goal is technology leadership in each of our major product lines.

Our net expenditures for research and development totaled approximately $39.0 million, $52.9 million, and $62.7 million during the fiscal years ended September 30, 2003, 2002 and 2001, respectively. We have received funding from certain customers and government agencies pursuant to specific contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During the fiscal years ended September 30, 2003, 2002, and 2001, such funding totaled approximately $383 thousand, $426 thousand, and $1.0 million, respectively.

Competition

The market for semiconductor equipment, packaging materials, and test interconnect products is intensely competitive. Significant competitive factors in the semiconductor equipment market include speed/throughput, production yield, customer support, and price, which all contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Wire bonders: ASM Pacific Technology and Shinkawa

Competitive factors in the semiconductor packaging materials industry include performance, price, delivery, life of the product, and quality. Our significant packaging materials’ competitors include:

•	Bonding tools: Gaiser Tool Co., Small Precision Tools, Inc. and PECO

•	Saw blades: Disco Corporation

•	Bonding wire: Tanaka Electronic Industries, Sumitomo Metal Mining, Heraeus, and Nippon Metal.

The test products face competition from a few large international firms as well as many small regional firms. Our significant competitors include:

•	Wafer test: Japan Electronic Materials, FormFactor, Inc., and Micronics

•	Package test: Everett Charles Technologies, Yamaichi, Johnstech, and Synergetix

Our Flip Chip competitors include:

•	Unitive and Chipbond

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

In addition, we believe that much of our important technology resides in our trade secrets and proprietary software. As long as we rely on trade secrets and unpatented knowledge, including software, to maintain our competitive position, there is no assurance that competitors may not independently develop similar technologies and possibly obtain patents containing claims applicable to our products and processes. Our ability to defend ourselves against these claims may be limited. In addition, although we execute non-disclosure and non-competition agreements with certain of our employees, customers, consultants, selected vendors and others, there is no assurance that such secrecy agreements will not be breached, or that they can be enforced.

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

Employees

At September 30, 2003, we had 3,149 permanent employees and 20 temporary employees worldwide, down from 3,297 employees a year earlier. The only employees represented by a labor union are the bonding wire employees in Singapore. Generally, we believe our employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to software engineering. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of October 7, 2003, who are elected by and serve at the discretion of the Board of Directors.

		First Became
		an Officer
Name	Age	(calendar year)	Position

C. Scott Kulicke	54	1976	Chairman of the Board of Directors and Chief Executive Officer
Charles Salmons	48	1992	Senior Vice President
Jagdish (Jack) G. Belani	50	1999	Vice President
Maurice E. Carson	46	2003	Vice President and Chief Financial Officer
Oded Lendner	43	1996	Vice President
Samuel R. Wennberg	45	2002	Vice President

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

Jack G. Belani holds the position of Vice President of Business Units and Marketing. He was appointed to this position in February 2002. Prior to this, he was President of the Wire Bonding Division for a year. He joined us in April 1999 as Vice President and President of our high density substrate group. Prior to joining us, he served for more than three years as Vice President of Assembly & Packaging in the Worldwide Manufacturing Group of Cypress Semiconductor Corporation. Before Cypress he was with National Semiconductor Corporation for approximately 18 years in a variety of technical and managerial positions and one year with Advanced Micro Devices as a Bipolar Memory Wafer Fabrication Process Development Engineer.

Maurice E. Carson holds the position of Vice President, Chief Financial Officer. He was appointed to this position when he joined us in September 2003. From 1996 until he joined us in 2003, Mr. Carson served in various finance positions culminating as the Vice President, Finance and Corporate Controller for Cypress Semiconductor Corporation. Before Cypress he was with Ephigraphx as the Chief Operating Officer.

Oded Lendner holds the position of Vice President World Wide Operations. He was appointed to this position in January, 2002. Prior to this he was President of the Microelectronics division for one year. He joined our Israeli subsidiary in 1989 and has held positions of increasing responsibility throughout the Manufacturing organization, and was named Deputy Managing Director Operations in Israel in 1993. He relocated to the United States and became Vice President Operations for the Equipment group in 1996. In 1999 he became Vice President Ball Bonder Business unit and Managing Director of K&S Singapore.

Samuel R. Wennberg holds the position of Vice President, Engineering. He was appointed to this position in January, 2002. He joined us in November 2000 as Director of Operations for X-Lam Technologies. In March 2001 he became Director of Corporate Operations. Prior to joining us, he served as Vice President Operations for NDC Infrared Engineering and has held increasingly responsible positions at Delphi Delco since 1980.

Item 2. PROPERTIES.

Our major operating facilities are described in the table below:

Lease
	Approximate		Products	Expiration
Facility	Size	Function	Manufactured	Date

Willow Grove, Pennsylvania	220,000 sq.ft. (1)	Corp. headquarters, manufacturing, technology center, sales and service	Wedge, large area bonders	(1) N/A

Suzhou, China	134,700 sq.ft. (2)	Manufacturing	Capillaries	October 2007

Singapore	84,800 sq.ft. (2)	Manufacturing, technology center, assembly systems	Wire bonders, probe cards	August 2005

Gilbert, Arizona	83,000 sq.ft. (4)	Manufacturing, sales and service	Probe cards, ATE interface assemblies	May 2012

Yokneam, Israel	53,800 sq.ft. (1)	Manufacturing, technology center	Capillaries, wedges, die collets	(1) N/A

Phoenix, Arizona	45,000 sq.ft. (2)	Technology center, manufacturing	Wafer bumping services	September 2006

Singapore	38,400 sq.ft. (2)	Manufacturing	Bonding wire	May 2006

Hayward, California	35,900 sq.ft. (2)	Manufacturing, sales and service	Test sockets / contactors	July 2004

Dallas, Texas	34,300 sq.ft. (2)	Engineering	ATE test boards	September 2012

San Jose, California	34,100 sq.ft. (2)	Manufacturing, sales and service	Probe cards	August 2007

Thalwil, Switzerland	15,100 sq.ft. (2)	Manufacturing	Bonding wire	(3)

Hsin Chu, Taiwan	10,100 sq.ft (2)	Manufacturing	Probe cards	April 2004
	6,400 sq.ft. (2)			July 2008

(1)	Owned.

(2)	Leased.

(3)	Cancelable semi-annually upon six months notice.

(4)	This facility is owned by CRPB Investors, LLC (“CRPB”). Our subsidiary, K&S Interconnect, Inc. (f/k/a Cerprobe Corporation), owns a 36% interest in CRPB. K&S Interconnect, Inc. has entered into a long-term lease with CRPB, the initial term of which expires in May 2012, with seven options to extend the lease for successive five-year terms.

We also rent space for sales and service offices in: Santa Clara, California; Southbury, Connecticut; Austin, Texas; China; Germany; Hong Kong; Italy; Japan; Korea; Malaysia; the Philippines; Taiwan; and Thailand and operate smaller manufacturing facilities in Santa Clara, California; France; and Scotland. We believe that our facilities generally are in good condition.

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

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq National Market under the symbol “KLIC.” The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Common Stock Price

	High	Low

Year ended September 30, 2003:
First Quarter	$6.74	$1.91
Second Quarter	$7.59	$4.39
Third Quarter	$8.00	$4.61
Fourth Quarter	$13.25	$5.99
Year ended September 30, 2002:
First Quarter	$18.97	$9.78
Second Quarter	$21.65	$14.32
Third Quarter	$21.67	$10.65
Fourth Quarter	$12.93	$2.85

On December 1, 2003, there were 569 holders of record of the shares of outstanding common stock.

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

For the purposes of calculating the aggregate market value of the shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed that all the outstanding shares were held by nonaffiliates except for the shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of executive officers, directors and principal shareholders is included in our proxy statement relating to our 2004 Annual Meeting of Shareholders filed or to be filed with the Securities and Exchange Commission.

Item 6: SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, related notes and other financial information included herein and incorporated herein by reference.

	(in thousands, except per share amounts)
	Fiscal Years Ended September 30,

	1999	2000	2001	2002	2003

Statement of Operations Data:
Net sales:
Equipment	$269,854	$692,062	$249,952	$169,469	$198,447
Packaging materials	124,450	185,570	150,945	157,176	174,471
Test (1)	—	—	116,890	114,698	104,882
Advanced packaging technology	4,613	21,641	37,216	23,317	16,521

Total net sales	398,917	899,273	555,003	464,660	494,321

Cost of goods sold:
Equipment	188,958	419,732	166,359	142,965	129,092
Packaging materials	90,326	130,548	110,570	118,080	132,779
Test (1)	—	—	84,401	79,686	87,856
Advanced packaging technology	6,098	22,897	31,274	25,068	21,154

Total cost of goods sold (1)	285,382	573,177	392,604	365,799	370,881

Operating expenses:
Equipment	92,157	120,244	105,609	91,966	67,332
Packaging materials	23,500	32,876	31,088	32,578	25,773
Test	—	—	66,148	130,077	44,218
Advanced packaging technology	5,314	19,096	25,395	39,209	18,076
Corporate	12,296	15,421	15,723	33,666	15,388

Total operating expenses (1) (2)	133,267	187,637	243,963	327,496	170,787

Income (loss) from operations:
Equipment	(11,261)	152,086	(22,016)	(65,462)	2,023
Packaging materials	10,624	22,146	9,287	6,518	15,919
Test	—	—	(33,659)	(95,065)	(27,192)
Advanced packaging technology	(6,799)	(20,352)	(19,453)	(40,960)	(22,709)
Corporate	(12,296)	(15,421)	(15,723)	(33,666)	(15,388)

Total income (loss) from operations (1) (2)	(19,732)	138,459	(81,564)	(228,635)	(47,347)

Interest income (expense), net	3,547	4,719	(5,535)	(14,929)	(16,491)
Equity in loss of joint ventures (3)	(10,000)	(1,221)	—	—	—
Loss on sale of product lines	—	—	—	—	(5,257)
Other income and minority interest (1)	1,018	1,437	8,368	2,010	—

Income (loss) before taxes and cumulative effect of change in accounting principle	(25,167)	143,394	(78,731)	(241,554)	(69,095)
Provision (benefit) for income taxes (4)	(8,221)	40,149	(21,643)	32,561	7,594
Cumulative effect of change in accounting principle, net of taxes (1)	—	—	(8,163)	—	—

Net income (loss) as previously reported	(16,946)	103,245	(65,251)	(274,115)	(76,689)
Addback:
Goodwill amortization, net of tax (8)	1,689	1,873	9,587	—	—

Pro forma net income (loss) (8)	$(15,257)	$105,118	$(55,664)	$(274,115)	$(76,689)

	(in thousands, except per share amounts)
	Fiscal Years Ended September 30,
	1999	2000	2001	2002	2003

Net income (loss) excluding cumulative effect of change in accounting principle per share: (5)
Basic	$(0.36)	$2.15	$(1.17)	$(5.57)	$(1.54)
Diluted	$(0.36)	$1.90	$(1.17)	$(5.57)	$(1.54)
Cumulative effect of change in accounting principle, net of tax per share: (5)
Basic	$—	$—	$(0.17)	$—	$—
Diluted	$—	$—	$(0.17)	$—	$—
Net income (loss) per share, as previously reported: (5)
Basic	$(0.36)	$2.15	$(1.34)	$(5.57)	$(1.54)
Diluted	$(0.36)	$1.90	$(1.34)	$(5.57)	$(1.54)
Goodwill amortization, net of tax per share: (5), (8)
Basic	$0.04	$0.04	$0.20	$—	$—
Diluted	$0.04	$0.03	$0.20	$—	$—
Pro forma net income (loss) per share: (5), (8)
Basic	$(0.32)	$2.19	$(1.14)	$(5.57)	$(1.54)
Diluted	$(0.32)	$1.93	$(1.14)	$(5.57)	$(1.54)
Shares used in per common share calculations:(5)
Basic	46,846	47,932	48,877	49,217	49,695
Diluted	46,846	56,496	48,877	49,217	49,695
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$39,345	$316,619	$202,928	$111,300	$73,051
Working capital	167,131	471,338	265,355	159,813	125,829
Total assets	378,145	731,502	777,426	538,682	442,861
Long-term debt (6) (7)	—	175,000	301,511	300,393	300,338
Shareholders’ equity	274,776	405,342	338,547	69,323	97

(1)	During fiscal 2003, we recorded the following charges as operating expenses: asset impairment of $10.5 million, $6.9 million of which was associated with the write-down of the assets of our flip chip business unit to realizable value, $1.7 million was associated with the discontinuation of a test product, $1.2 million was due to the reduction in size of a test facility in Dallas, Texas, and $730 thousand resulted from the write-down of assets that were sold and assets that became obsolete; goodwill impairment of $5.7 million associated with our flip chip business unit; $5.2 million of severance associated with workforce reductions in our continuing businesses; and charges for inventory write-downs of $5.1 million (to costs of goods sold).

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

(2)	In fiscal 2000, operating expense included the write-off of our investment in our Advanced Polymer Solutions joint venture in the amount of $3.9 million and the reversal into income of $2.5 million of the severance reserve that we established in fiscal 1999 for the elimination of approximately 230 positions associated with the relocation of our automatic ball bonder manufacturing from the United States to Singapore. In fiscal 1999, we purchased the advanced substrate technology and fixed assets used in the design, development and manufacture of laminate substrates for $8.0 million. As a result of this purchase, we recorded a pre-tax charge of approximately $3.9 million for the write-off of in-process research and development. During fiscal 1999, we also recorded a pre-tax charge for severance of approximately $4.0 million and asset write-off costs of approximately $1.6 million in connection with the above-mentioned move to Singapore. In fiscal 1999, we also recorded approximately $0.4 million for severance related to the reduction in workforce that began in fiscal 1998.

(3)	Equity in loss of joint ventures in fiscal 2000 consists solely of our share of the loss of Advanced Polymer Solutions, LLC, a 50% owned joint venture which has been dissolved. Equity in loss of joint ventures in fiscal 1999 consists of $9.2 million of our share of the loss of Flip Chip Technologies and $800 thousand of our share of the loss of Advanced Polymer Solutions. Effective May 31, 1999, we increased our ownership interest in Flip Chip from 51% to 73.6% by converting all our outstanding loans and accrued interest to Flip Chip, which totaled $32.8 million, into equity units and gained operating control of Flip Chip. We accounted for the increase in our ownership by the purchase method of accounting and began consolidating the results of Flip Chip into our financial statements on June 1, 1999. In March 2001, we purchased the remaining equity units of Flip Chip not previously owned by us. We currently own 100% of Flip Chip.

(4)	In fiscal 2003, we recorded a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards of $12.1 million. In fiscal 2002 we recorded a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards of $65.3 million and a charge of $25.0 million to provide for tax expense on repatriation of certain foreign earnings.

(5)	On June 26, 2000, the Company’s Board of Directors approved a two-for-one stock split of its common stock. Pursuant to the stock split, each shareholder of record at the close of business on July 17, 2000 received one additional share for each common share held at the close of business on that date. The additional shares were distributed on July 31, 2000. All prior period earnings per share amounts have been restated to reflect the two-for-one stock split. For fiscal years 1999, 2001, 2002 and 2003 only the common shares outstanding have been used to calculate both the basic earnings per common share and diluted earnings per common share because the inclusion of potential common shares would be anti-dilutive due to the net losses reported in those years. The after-tax interest expense recognized in fiscal 2000 associated with the 4 ¾% Convertible Subordinated Notes due 2006 that was added back to net income in order to compute diluted net income per share was $4.3 million.

(6)	Does not include letters of credit or foreign exchange contract obligations.

(7)	In August 2001, we issued $125.0 million in principal amount of 5 ¼% Convertible Subordinated Notes due 2006. In December 1999, we issued $175.0 million in principal amount of 4 ¾% Convertible Subordinated Notes due 2006.

(8)	Reflects pro-forma results as if the adoption of SFAS 142 Goodwill and Intangible Assets had occurred at October 1, 1998. The adjustments reflect an add-back of amortization expense related to goodwill, net of tax, which would not have occurred under the provisions of the standard. As part of the adoption of SFAS 142, there were no indefinite lived intangibles identified, and there was no change to the estimated useful lives of existing intangible assets.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements may include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expense and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials and test interconnect solutions;

•	the successful integration and operation of acquisitions and expected growth rates for these companies; and

•	the projected continuing demand for wire bonders.

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

Introduction

We design, manufacture and market capital equipment, packaging materials and test interconnect products as well as service, maintain, repair and upgrade equipment, all used to assemble semiconductor devices. We also provide semiconductor wafer bumping services (flip chip bumping) and license of our bumping process to semiconductor manufacturers and their subcontractors. Today, we are the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is currently divided into four product segments: 1) equipment; 2) packaging materials; 3) wafer and package test interconnect products; and 4) advanced packaging technology. In November 2002, the Company announced its intentions to divest its operations of the advanced packaging segment.

The semiconductor industry has been historically volatile, with periods of rapid growth followed by industry wide retrenchment. One such downturn started in fiscal 2001, and has persisted into fiscal 2003. In response to this downturn the Company has shifted its strategy, focusing on our larger more established product lines, and divesting or discontinuing smaller or more speculative businesses. Additionally, we have been actively reducing the Company’s cost structure both by moving operations to lower cost areas and by downsizing. Our goal is to be both the technology leader, and the lowest cost supplier, in each of our major lines of business.

Based on increased order activity starting late in fiscal 2003, as well as other factors we believe the semiconductor industry is entering a growth cycle. There can be no assurances about either the duration or vigor of this cycle, and in any case, we believe the historical volatility – both upward and downward – will persist.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials, test interconnect products, and flip chip bumping services used in various semiconductor assembly processes. Set forth below is a table listing the net sales and percentage of our total net sales for each business segment for our fiscal years ended September 30, 2001, 2002, and 2003.

	(dollars in thousands)
	Fiscal Year Ended September 30,

	2001(1)		2002(2)		2003(3)

		% of Total		% of Total		% of Total
	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

Equipment	$249,952	45%	$169,469	36%	$198,447	40%
Packaging materials	150,945	27%	157,176	34%	174,471	36%
Test interconnect	116,890	21%	114,698	25%	104,882	21%
Advanced packaging technologies	37,216	7%	23,317	5%	16,521	3%

	$555,003	100%	$464,660	100%	$494,321	100%

(1)	In the first quarter of fiscal 2001, we acquired two test interconnect companies, Cerprobe Corporation and Probe Technology Corporation, creating our test interconnect segment.

(2)	In the fourth quarter of fiscal 2002, we closed the substrate business that was part of the advanced packaging technology segment. That business was a startup and had no revenue.

(3)	In the fourth quarter of fiscal 2003, we sold the assets related to the saw and hard material blade businesses that were part of the equipment segment and packaging materials segment, respectively. Those businesses had fiscal 2003 revenue of $11.3 million.

As the above chart indicates, our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas packaging materials and test interconnect sales tend to be more stable, following the trend of total semiconductor unit production.

See Note 12 to our Consolidated Financial Statements for financial results by business segment.

Equipment

Our principal equipment product line is our family of wire bonders, which are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of a semiconductor die and the leads on the integrated circuit (IC) package to which the die has been attached. We offer both ball and wedge type wire bonders in automatic and manual configurations. Automatic IC ball bonders represent a large majority of our wire bonder business. We believe that our wire bonders offer competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. Especially important is the machine’s ability to perform very fine pitch bonding as well as create the sophisticated wire loop shapes which are needed in the assembly of today’s advanced semiconductor packages.

The largest portion of our wire bonder revenue comes from the sale of IC ball bonders. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability as compared to its predecessor. In May 2002, we began marketing the Maxum ™, our latest generation IC ball bonder, which offers up to 20% more productivity than its predecessor. In December, 2003 we plan to introduce the Maxum Plus ™ to customers offering further productivity increases, as well as process capability improvements. In addition, in January of 2003, we began shipping the Nu-Tek ™ , a new automatic wire bonder optimized for low lead count IC’s and discrete device applications, which are both segments of the market where we had not previously participated.

We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid, chip on board, and other large area applications; the WaferPRO ™ , for wafer level bumping for flip chip and other area array applications; the Triton RDA ™ , a wedge bonder designed for ribbon bonding; the Model 8060 and Model 8090 wedge bonders; and the 4500 series of manual wire bonders.

As part of our efforts to reduce the cost of our wire bonders, we transferred our automatic ball bonder manufacturing from Willow Grove, Pennsylvania to Singapore in fiscal 2000. Further cost reductions were achieved in fiscal 2003 by integrating Chinese vendors into our supply chain.

In response to customer trends in outsourcing packaging requirements, we provide repair and maintenance services, a variety of equipment upgrades, machine and component rebuild activities and expanded customer training through a customer operations group.

Packaging Materials

We manufacture and market a range of semiconductor packaging materials and expendable tools for the semiconductor assembly market, including very fine gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in packaging and assembly processes. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment. A wire bonder uses a capillary or wedge tool and bonding wire much like an automatic sewing machine uses a needle and thread.

Our principal products are:

Bonding Wire. We manufacture very fine gold, aluminum and copper wire used in the wire bonding process. This wire is bonded to the chip surface and package substrate by the wire bonder and becomes a permanent part of the customers’ semiconductor package. We produce wire to a wide range of specifications, which can satisfy most wire bonding applications across the spectrum of semiconductor packages.

Expendable Tools. Our expendable tools include a large variety of capillaries, wedges, die collets and wafer saw blades. The capillaries and wedges actually attach the wire to the semiconductor chip, allow a precise amount of wire to be paid out to form a permanent wire loop, then attach the wire to the package substrate, and finally cut the wire so that the bonding process can be repeated again. Die collets are used to pick up and place die into packages before the wire bonding process. Our hub blades are used to cut silicon wafers into individual semiconductor die.

Test Interconnect

We offer a broad range of fixtures used to temporarily contact a semiconductor device while it is still in the wafer format (wafer probing) thereby providing electrical connections to automatic test equipment. We also offer test sockets used to test the final semiconductor package (package or final testing). Our principal test interconnect products are:

Probe cards. A probe card consists of a complex, multilayer printed circuit board (PCB) upon which are attached numerous probe needles designed to make temporary contact to each of the bond pads or bumps on a die while it is still in a wafer format, thereby providing electrical connections to automatic test equipment.

Automatic Test Equipment (ATE) interface assemblies. An ATE interface assembly, sometimes called a space transformer, typically consists of mechanical docking hardware and an intricate, multilayer PCB, which mechanically connects ATE equipment to a wafer prober, carrying electrical signals to a probe card, and ultimately to the semiconductor device under test.

ATE test boards. An ATE test board is a complex, multilayer PCB that mounts directly to ATE equipment and transfers electrical signals from the ATE to the test socket.

Test sockets. A socket holds a packaged semiconductor device while making electrical connections to the device leads through spring loaded contacts.

Changes in the design of a semiconductor device often requires changes in the probe card, test socket and, in certain cases, the ATE test board used to test that semiconductor. Customers generally purchase new versions of these custom-designed products each time there is a design change in the semiconductor being tested. Changes in semiconductor design and processes drive improvements in test interconnect technology in order to support significant increases in the number and density of bond pads or leads being tested and the speed of the electrical signals being tested. Examples of the new families of probe cards we have introduced include the DuraPlus ™ and advanced epoxy products.

Advanced Packaging Technologies

Since the closure of our substrate business in August, 2002, our advanced packaging technologies segment consists solely of our flip chip business.

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

We are currently providing contract bump services to approximately 30 customers. We also developed and market a wafer level package, named the UltraCSP ® , which is in production and has been licensed to customers. In September 2002, we introduced Spheron ™ , a wafer level package technology that expands the capability and performance of our wafer level package product. As of September 30, 2003, we had sold nine licenses for wafer solder-bumping and wafer level packaging applications.

Our flip chip business unit has not been profitable to date and we announced our intention to divest this business unit in November, 2002.

Critical Accounting Policies and Estimates

We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition. We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective October 1, 2000, based upon guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements . We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied any equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (K&S factory), with title transferring to our customer at our loading dock or upon embarkation. We do have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables. Our business is subject to contingencies related to customer orders as follows:

•	Right of Return: A large portion of our revenue comes from the sale of machines that are used in the semiconductor assembly process. These items are generally built to order, and often include customization to a customer’s specifications. Revenue related to the semiconductor equipment is recognized upon customer acceptance. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer’s facility. As a result, customer returns represent a very small percentage of customer sales on an annual basis. Our policy is to provide an allowance for customer returns based upon our historical experience and management assumptions.

•	Warranties: Our products are generally shipped with a one-year warranty against manufacturer’s defects and we do not offer extended warranties in the normal course of our business. We recognize a liability for estimated warranty expense when revenue for the related product is recognized. The estimated liability for warranty is based upon historical experience and management estimates of future expenses.

•	Conditions of Acceptance: Sales of our consumable products and bonding wire generally do not have customer acceptance terms. In certain cases, sales of our equipment products do have customer acceptance clauses which

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

Before we adopted SAB 101, we recorded revenue upon the shipment of products or the performance of services. Provisions for estimated product returns, warranty and installation costs were accrued in the period in which the revenue was recognized. This policy assumed customer acceptance when the product specifications were met and the products shipped. Product returns and disputes with customers due to dissatisfaction with the performance of our products have been immaterial; accordingly, we recognized revenue upon the transfer of title and did not require our customers to provide notice of acceptance.

Generally accepted accounting principles require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, self insurance reserves, pension benefit liabilities, resizing, warranty, litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which are the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require significant judgements and estimates:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are also subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectability of certain receivables. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable. Our average write-off of bad debts over the past five fiscal years has been less than 0.1%.

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

Valuation of Long-lived Assets. Our long-lived assets include property, plant and equipment, goodwill and intangible assets. Our property, plant and equipment and intangible assets are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying amount of these assets may not be recoverable. The fair value of our goodwill and intangible assets is based upon our estimates of future cash flows and other factors to determine the fair value of the respective assets. We manage and value our intangible technology assets in the aggregate, as one asset group, not by individual technology. We perform our annual goodwill and intangible assets impairment test in the fourth quarter of each fiscal year, which coincides with our annual planning process. Our annual impairment testing resulted in an impairment charge of $5.7 million in fiscal 2003 in our flip chip business unit and a fiscal 2002 impairment charge of $72.0 million in the test business unit and $2.3 million in the hub blade business. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges in accordance with SFAS 142 and SFAS 144.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2003 and 2002 we established a valuation allowance against our deferred tax assets generated from our U.S. net operating losses. As the Company generates additional U.S. net operating loss carryforwards, additional valuation allowances are set up against these deferred tax assets.

Overview

Net sales. Our equipment sales depend on the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and technology driven advancements in semiconductor design. The semiconductor industry historically has been highly volatile, and has experienced periodic downturns and slowdowns, which have had a severe negative effect on the semiconductor industry’s demand for capital equipment. For example, a downturn in the semiconductor industry from fiscal 2001 through most of fiscal 2003 contributed to lower net sales in each of those fiscal years in comparison to our fiscal 2000 net sales, during which time the semiconductor industry was experiencing an upturn.

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

Cost of goods sold. Equipment cost of goods sold consists mainly of subassemblies, materials, direct and indirect labor costs and other overhead. We rely on subcontractors to manufacture many of the components and subassemblies for our products and we rely on sole source suppliers for some material components.

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

Research and development expense. Our research and development costs consist primarily of labor, prototype material and other costs associated with our developmental efforts to strengthen our product lines and develop new products and depreciation expense. For example, in fiscal 2003, we began shipping the Nu-Tek ™ , a new automatic wire bonder designed for low lead applications, a segment of the market we had not previously targeted. Included in research and development expense is the cost to develop the software that operates our semiconductor assembly equipment, which is expensed as incurred. Our research and development costs decreased in fiscal 2003 as a result of the resizing of our business. However, we expect to continue to incur significant research and development costs.

Results of Operations

The table below shows principal line items from our historical consolidated statements of operations, as a percentage of our net sales, for the three years ended September 30:

	Fiscal Year Ended
	September 30,

	2001	2002	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.7	78.7	75.0

Gross margin	29.3	21.3	25.0
Selling, general and administrative	25.5	30.0	21.6
Research and development, net	11.3	11.4	7.9
Resizing	1.0	4.2	(0.1)
Asset impairment	—	6.8	2.1
Goodwill impairment	—	16.0	1.1
Amortization of goodwill and intangibles	4.1	2.1	1.9
Purchased in-process research and development	2.1	—	—

Loss from operations	(14.7)%	(49.2)%	(9.6)%

Fiscal Years Ended September 30, 2003 and September 30, 2002

Bookings and Backlog. During the fiscal year ended September 30, 2003 we recorded bookings of $508.7 million compared to $470.0 million in fiscal 2002. A booking is recorded when a customer order is reviewed and determination is made that all specifications can be met, production (or service) and a delivery date can be scheduled, and the customer meets the Company’s credit requirements. At September 30, 2003, the backlog of customer orders totaled $68.0 million, compared to $54.0 million at September 30, 2002. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period.

Sales. Net sales for the year ended September 30, 2003 were $494.3 million, an increase of 6.4% from $464.7 million in fiscal 2002. The higher sales were primarily due to a 17.1% increase in equipment sales and a 11.0% increase in packaging material sales partially offset by a 29.1% decrease in flip chip sales and a 8.6% decrease in test segment sales. Equipment sales were higher than in the prior year due primarily to a 46.3% increase in unit sales of automatic ball bonders, partially offset by lower sales of other bonding machines and accessories. The higher packaging materials sales were due primarily to higher unit sales of bonding tools and an increase in the price of gold and the volume of gold wire shipped. The lower sales in our test segment and flip chip services were primarily due to a lower volume of shipments.

The majority of our sales are to customers that are located outside of the United States or have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 79% of our total sales in fiscal 2003 compared to 72% in the prior fiscal year. The majority of these foreign sales were to customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 20.0% of our shipments in fiscal 2003 compared to 24.1% of our shipments in the prior fiscal year.

Gross profit. Gross profit increased to $123.4 million in fiscal 2003 from $98.9 million in fiscal 2002. Included in the results for fiscal 2003 and fiscal 2002 are charges for inventory write-downs of $5.1 million and $14.4 million, respectively. The inventory write-down charge in fiscal 2003 was due primarily to excess and obsolete inventory and discontinued products. The charge for inventory write-downs in fiscal 2002 includes three distinct components: $7.8 million related to the write-down of spare parts inventories; $5.2 million associated with the discontinuance of our model 7700 dual spindle saw; and $1.3 million related to excess and obsolete inventory. We provide reserves for equipment inventory and for spare parts and consumables inventory considered to be in excess of 18 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and review of consumable inventory levels at our customers’ facilities. We communicate forecasts of our future demand to suppliers and adjust commitments to those suppliers accordingly. We review and dispose of our excess and obsolete inventory on a regular basis. In fiscal 2003 we disposed of $9.6 million of excess and obsolete inventory and in fiscal 2002 we disposed of $18.6 million of excess and obsolete inventory. The charges for inventory write-downs in fiscal 2003 and fiscal 2002 primarily involve items that are not part of our continuing product offerings and accordingly, should not have a significant impact on our future business or profitability. Excluding the effect of inventory write-offs, the higher gross profit in fiscal 2003 compared to fiscal 2002 was due primarily to higher unit sales of automatic ball bonders, lower manufacturing cost per unit of our automatic ball bonders, higher unit sales of bonding tools and a higher volume of gold wire shipped. These improvements were partially offset by lower sales and associated gross profit in our test and flip chip business units.

Gross margin (gross profit as a percentage of sales) was 25.0% in fiscal 2003, as compared to 21.3% for the same period in the prior year. As indicated above, gross margin in fiscal 2003 and 2002, was unfavorably impacted by inventory write-offs, which amounted to 1.0% and 3.1% of sales, respectively in fiscal 2003 and fiscal 2002. Excluding the effect of inventory write-offs, gross margin increased in fiscal 2003 compared to fiscal 2002 due primarily to lower unit cost of production for our automatic ball bonders.

Selling, general and administrative expenses. Selling, general and administrative (referred to as SG&A) expenses decreased $32.3 million or 23.2% from $139.1 million in fiscal 2002 to $106.9 million in fiscal 2003. The lower SG&A expenses in fiscal 2003 resulted primarily from our cost saving initiatives, principally related to reductions in employment levels. Included in the SG&A expense for fiscal 2003 were costs associated with workforce reductions (severance) of $5.2 million, start-up costs for our new China facility of approximately $2.0 million and a $0.7 million charge for the early termination of an information technology services agreement partially offset by the favorable reversal of a $2.0 million reserve, previously established for potential obligations to U.S. Customs. Included in the fiscal 2002 SG&A expense were workforce reductions (severance) of $5.0 million and training and start-up costs for our new China facility of $2.2 million.

Research and development . Research and development (“R&D”) expense in fiscal 2003 decreased $14.0 million or 26.4% from fiscal 2002. The lower R&D expense in fiscal 2003 was primarily due to the closure of our substrate business unit in the fourth quarter of fiscal 2002 and lower payroll and related expenses due to our ongoing cost reduction efforts.

Resizing costs. The semiconductor industry is volatile, with sharp periodic downturns and slowdowns. The industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment from 2001 through most of 2003. In fiscal 2002 and 2001, we developed resizing plans in response to these changes in the business environment with the intent to align our cost structure with anticipated revenue levels. Expenses associated with these cost containment activities were incurred and included downsizing and facility consolidations. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. Although we made every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment place limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In the fiscal 2003 we reversed $475 thousand of these resizing charges due to the actual severance cost associated with the terminated positions being less than those originally estimated. We recorded resizing charges of $19.7 million in fiscal 2002 and $4.2 million in fiscal 2001.

A summary of all the resizing plans initiated in fiscal 2002 and 2001 and acquisition restructuring plans initiated in fiscal 2001 appears below:

	(in thousands)
Fiscal 2001 and 2002 Resizing Plans and	Severance and
Acquisition Restructurings	Benefits	Commitments	Total

Provision for resizing plans in fiscal 2001	$4,166	$—	$4,166
Acquisition restructurings	84	1,402	1,486
Payment of obligations in fiscal 2001	(2,101)	(213)	(2,314)

Balance, September 30, 2001	2,149	1,189	3,338
Provision for resizing plans in fiscal 2002	10,379	9,282	19,661
Payment of obligations in fiscal 2002	(7,551)	(1,470)	(9,021)

Balance, September 30, 2002	4,977	9,001	13,978
Change in estimate	(475)		(475)
Payment of obligations in fiscal 2003	(3,590)	(3,211)	(6,801)

Balance, September 30, 2003	$912	$5,790	$6,702

The individual resizing plans and acquisition restructuring plans initiated in fiscal 2002 and 2001 are identified below:

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, we announced that we would close our substrate operations due to its high capital and operating cash requirements. As a result, we recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. At September 30, 2003 all the positions had been eliminated. The plans have been completed but cash payments for the severance charge are expected to continue through 2004 and cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, we wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	(in thousands)
	Severance and
Fourth Quarter 2002 Charge	Benefits	Commitments	Total

Provision for resizing	$1,231	$7,280	$8,511

Balance, September 30, 2002	1,231	7,280	8,511
Change in estimate	(102)	—	(102)
Payment of obligations	(1,051)	(2,401)	(3,452)

Balance, September 30, 2003	$78	$4,879	$4,957

Third Quarter 2002

In the third quarter of fiscal 2002, we announced a resizing plan to reduce headcount and consolidate manufacturing in our test division. The resizing plan was a result of our decision to move towards a 24 hour per-day manufacturing model in our major U.S. wafer test facility, which would provide our customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, we moved manufacturing of wafer test products from our facilities in Gilbert, Arizona and Austin, Texas to our facility in San Jose, California and Dallas, Texas and from our Kaohsuing, Taiwan facility to our Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At September 30, 2003, all of the positions had been eliminated. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility, representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. Both facilities have been closed. The plans have been completed but cash payments for the severance are expected to continue through 2005 and cash payments for facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	(in thousands)
	Severance and
Third Quarter 2002 Charge	Benefits	Commitments	Total

Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	1,105	233	1,338
Payment of obligations	(800)	(72)	(872)

Balance, September 30, 2003	$305	$161	$466

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

To reduce our short term cash requirements, we decided, in the fourth quarter of fiscal 2002, not to relocate either our hub blade manufacturing facility from the United States to China or its microelectronics product manufacturing from the United States to Singapore, as previously announced. This change in our facility relocation plan resulted in a reversal of $1.6 million of the resizing costs recorded in the second quarter of fiscal 2002.

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

In the second quarter of fiscal 2002, we closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore. These operations were absorbed into other company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit date that is associated with these closed test facilities.

The plans have been completed but cash payments for the severance charges and the facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

In the fourth quarter of fiscal 2002, we reversed $600 thousand of resizing expenses and in the fourth quarter of fiscal 2003 we reversed $250 thousand of resizing expenses, previously recorded in the second quarter of fiscal 2002, due to actual severance costs associated with the terminated positions being less than those estimated as a result of employees leaving the Company before they were severed.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	(in thousands)
	Severance and
Second Quarter 2002 Charge	Benefits		Commitments	Total

Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	)(1)	(81)	(5,448)

Balance, September 30, 2002	2,129		1,469	3,598
Change in estimate	(353)		—	(353)
Payment of obligations	(1,284)		(719)	(2,003)

Balance, September 30, 2003	$492		$750	$1,242

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

	(in thousands)
	Severance and
Fourth Quarter 2001 Charge	Benefits	Commitments	Total

Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	512	—	512
Change in estimate	(20)		(20)
Payment of obligations	(455)	—	(455)

Balance, September 30, 2003	$37	$—	$37

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

	(in thousands)
	Severance and
Second Quarter 2001 Charge	Benefits	Commitments	Total

Provision for resizing	$1,709	$—	$1,709
Acquisition restructuring	84	562	646
Payment of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443
Payment of obligations	(94)	(330)	(424)

Balance, September 30, 2002	—	19	19
Payment of obligations	—	(19)	(19)

Balance, September 30, 2003	$—	$—	$—

Asset impairment. In addition to the workforce resizings and the facility consolidations, over the past two fiscal years we have terminated several of our major initiatives in an effort to more closely align our cost structure with expected revenue levels. As a result, we recorded asset impairment charges of $10.5 million in fiscal 2003 and $31.6 million in fiscal 2002. The fiscal 2003 charge included; $6.9 million in our flip chip business unit to write-down assets to their realizable value; $1.7 million associated with the discontinuation of a test product; $1.2 million due to the reduction in the size of a test facility in Dallas, Texas; and $730 thousand resulting from the write-down of assets that were sold and assets that became obsolete. The fiscal 2002 charge included; $16.9 million associated with the cancellation of a company-wide integrated information system; $8.4 million associated with the closure of the substrates operation; $3.6 million charge for the write-off of development and license costs of certain engineering and manufacturing software, which had not yet been completed or placed in service and would never be utilized; $1.4 million associated with a closed wire facility in Taiwan; and $1.3 million related to leasehold improvements at the leased probe card manufacturing facilities in Malaysia and the United States, which have been closed.

Goodwill impairment. Effective October 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets. Under the provisions of this standard, the intangible assets that are classified as goodwill and those with indefinite lives will no longer be amortized. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually.

We reviewed our business and determined that there are five reporting units to be reviewed for impairment in accordance with the standard – the reporting units are: the bonding wire, hub blade, substrate, flip chip and test businesses. The bonding wire and hub blade businesses are included in our packaging materials segment, the substrate and flip chip businesses are included in our advanced packaging segment and the test business comprises our test segment. There is no goodwill associated with our equipment segment. Upon adoption of SFAS 142 in the first quarter of fiscal 2002, we completed the required transitional impairment testing of intangible assets, and based upon those analyses, did not identify any impairment charges as a result of adoption of this standard effective October 1, 2001.

We have determined that our annual test for impairment of goodwill and intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of our annual forecasting process. In the fourth quarter of fiscal 2003 we determined that the value of goodwill at our flip chip business unit could not be supported by our current earnings forecasts. As a result, we recognized a goodwill impairment charge of $5.7 million. Likewise, in the fourth quarter of fiscal 2002, our earnings forecasts did not support the value of goodwill at several of our operating units. As a result, we recognized a goodwill impairment charge of $72.0 million in our test reporting unit and a goodwill impairment charge of $2.3 million in our hub blade reporting unit. The fair value of each reporting unit was estimated using the expected present value of future cash flows.

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	(in thousands,
	except per share data)
	Fiscal Year Ended

	September 30,
	2001	2002	2003

Reported net loss, before adoption of SFAS 142	$(65,251)	$(274,115)	$(76,689)
Addback:
Goodwill amortization, net of tax	9,587	—	—

Pro forma net loss	$(55,664)	$(274,115)	$(76,689)

Net loss per share, as reported:
Basic	$(1.34)	$(5.57)	$(1.54)
Diluted	$(1.34)	$(5.57)	$(1.54)
Goodwill amortization, net of tax per share:
Basic	$0.20	$—	$—
Diluted	$0.20	$—	$—
Pro forma net loss per share:
Basic	$(1.14)	$(5.57)	$(1.54)
Diluted	$(1.14)	$(5.57)	$(1.54)

Amortization of goodwill and intangibles

Amortization expense was $9.3 million in fiscal 2003 compared to $9.9 million in fiscal 2002. The lower amortization expense in fiscal 2003 was due to the elimination of amortization expense in fiscal 2003 on acquired technology at our former substrate business that was written-off upon the closure of this business in the fourth quarter of fiscal 2002. The amortization expense in fiscal 2003 is associated with the intangible assets of our test business unit.

Purchased in-process research and development

In fiscal 2001, we recorded a charge of $11.7 million for in-process R&D associated with the acquisitions of Cerprobe and Probe Tech, representing the appraised value of products still in the development stage that did not have a future alternative use and which had not reached technological feasibility. As part of the acquisition, we acquired 16 ongoing R&D projects, all aimed at increasing the technological features of the existing probe cards and therefore the number of test applications for which they could be marketed. The R&D projects ranged from researching the feasibility of producing multi-die testing probes to researching the feasibility of producing probes for specialized semiconductor package (CSP and BGA) configurations. The project stage of completion ranged from 10% to 90% and all projects were due for completion and product launch by the third quarter of 2002 at prices and costs similar to the existing probe cards marketed by Cerprobe and Probe Tech.

In the valuation of this in-process technology, we utilize a variation of the income approach. We forecast revenue, earnings and cash flow for the products under development. Revenues are projected to extend out over the expected useful lives for each project. The technology is then valued through the application of the Discounted Cash Flow method. Values were calculated using the present value of their projected future cash flow at discount rates of between 28.4% and 49.1%. We anticipated that some of these projects might take longer to develop than originally thought and that some of these projects may never be marketable and took into account the risk that the anticipated future cash flows might not be achieved. Of the 16 ongoing R&D projects at the time of the acquisition five have been completed, one is still in progress, four have been cancelled due to overlapping technology with our Cobra line of vertical test products, and six were cancelled due to nonproductive results. We believe that the expected returns of the completed and in-process R&D projects will be realized. We also believe that future revenues from our existing Cobra products will offset the expected future revenues from the R&D projects that were cancelled due to the overlapping technology and that there will be no adverse material impact on the Company’s future operating results or the expected return on its investment in the acquired companies. The six projects that were cancelled due to lack of productive results will not have a material impact on our future operating results and expected return on our investment in the acquired companies.

The major R&D projects in process at the time of the acquisition, along with their current status and estimated time for completion are as follows:

(dollars in thousands)
			Estimated	Current
			Cost to	Projected
	Value	Percentage	Complete	Product	Current
	Assigned	Complete	Project	Launch	Status of
R&D project	at Purchase(2)	at Purchase	at Purchase	Date	Project

Next generation contact technology	$2,700	10%	$290	N/A	Cancelled
Socket testing capability for CSP and BGA packages	$2,000	50%	$65	N/A	Complete
ViProbe pitch reduction	$1,600	40%	$89	N/A	Cancelled (1)
Vertical space transformer	$1,500	25%	$278	N/A	Cancelled (1)
Extension of P4 technology to vertical test configuations	$1,300	40%	$229	N/A	Cancelled (1)
Low-force, high-density interface using P4 technology	$1,300	30%	$138	N/A	Cancelled
					4 complete;
All other projects combined				Q2 2004	1 in process;
(total of ten projects)	$1,300	10-90%	$576		5 cancelled

(1)	We purchased two companies; Cerprobe Corporation (“Cerprobe”) and Probe Technology Corporation (“Probe Tech”) that design and manufacture semiconductor test interconnect solutions, in our fiscal year 2001. Subsequent to the acquisitions, we determined that the vertical probe technology designed and marketed by Probe Tech was superior to the vertical probe technology of Cerprobe. We then shifted our R&D efforts to further enhancement of the Probe Tech vertical probe technology and cancelled the R&D projects at Cerprobe that were enhancing the Cerprobe vertical probe technology. The R&D projects identified by (1) in the above table were Cerprobe projects that were cancelled due to the shift in focus to the Probe Tech vertical probe technology. We expect the future revenue from the Probe Tech vertical probe technology will replace the anticipated revenue from the Cerprobe vertical probe R&D projected that have been cancelled.

(2)	The Value Assigned at Purchase reflects the present value of the projected future cash flow generated from the sale of products created by each R&D project from its launch date through the expected life of the product.

Loss from operations. Our loss from operations in fiscal 2003 was $47.3 million compared to $228.6 million in the prior fiscal year. The smaller operating loss in fiscal 2003 compared to fiscal 2002 was due primarily to higher sales and gross profit, lower SG&A and R&D expenses, no resizing expenses, and lower asset and goodwill impairment charges.

Interest. Interest income in fiscal 2003 was $940 thousand compared to $3.8 million in the prior year. The lower interest income was due primarily to lower cash balances to invest coupled with lower interest rates on short-term investments. Interest expense was $17.4 million in fiscal 2003 compared to $18.7 million in the prior year. The lower interest expense in fiscal 2003 resulted from the elimination in fiscal 2003 of interest associated with a receivable securitization program which was cancelled in July of 2002.

Loss on sale of product lines. In the fourth quarter of fiscal 2003, we sold the fixed assets, inventories and intellectual property associated with our sawing and hard material blade product lines for $1.2 million in cash. We wrote-off $6.5 million of net assets associated with the transaction. In addition, we sold the assets associated with our polymers business for $105 thousand.

Other income and minority interest . Other income of $2.0 million in fiscal 2002 was associated with the cash settlement of an insurance claim associated with a fire in our bonding tools facility. Other income also includes minority interest of $10 thousand in fiscal 2002 for the portion of the loss of a foreign test division subsidiary that was owned by a third party. We purchased the third party’s interest in fiscal 2002.

Tax expense. We recognized tax expense of $7.6 million in fiscal 2003 compared to $32.6 million in fiscal 2002. The tax expense in fiscal 2003 represents income tax on foreign earnings and reserves for foreign withholding tax on repatriation of certain foreign earnings. In fiscal 2003 we established a valuation allowance of $12.1 million against our U.S and foreign net operating losses. The tax expense in fiscal 2002 was due primarily to a $65.3 million charge to establish a valuation allowance against our U.S. net operating loss carryforwards, a $25.0 million charge to provide for tax expense on repatriation of certain foreign earnings and foreign income taxes of $7.1 million. These charges were partially offset by a benefit of $49.5 million from the pretax loss in the U.S.

Cumulative effect of change in accounting principle. In fiscal 2001, we adopted SAB 101 and recorded a cumulative effect of a change in accounting principle of $8.2 million, net of taxes of $4.4 million. The cumulative effect represents the net income associated with $26.5 million of sales that were deferred upon adoption of the standard. We recognized $6.3 million of the $26.5 million of deferred sales in fiscal 2002 and $19.3 million in fiscal 2001. At September 30, 2003, deferred sales revenue was approximately $300 thousand.

Net loss. Our net loss for fiscal 2003 was $76.7 million compared to a net loss of $274.1 million in fiscal 2002, for the reasons enumerated above.

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

Sales. Net sales for the year ended September 30, 2002 were $464.7 million, down 16.3% from $555.0 million in fiscal 2001. The decrease in sales reflected the continued downturn in the semiconductor industry, which significantly impacted sales of our semiconductor assembly equipment and test products.

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

Gross margin (gross profit as a percentage of sales) was 21.3% in fiscal 2002, as compared to 29.3% for the same period in the prior year. The decline in gross margin for the year was due primarily to lower average selling prices of automatic ball bonders and dicing systems and a negative gross profit at flip chip. The inventory write-downs in fiscal 2002 and fiscal 2001 amounted to 3.1% and 3.6% of net sales, respectively.

Selling, general and administrative expenses. Selling, general and administrative (referred to as SG&A) expenses decreased $2.6 million or 1.8% from $141.8 million in fiscal 2001 to $139.1 million in fiscal 2002. Fiscal 2002 SG&A expenses include approximately $13.3 million of expenses which are not comparable to the fiscal 2001 expenses. The $13.3 million of non-comparable expense include $5.0 million of severance expense, $6.1 million for two additional months of expenses at the test division (12 months of operations in 2002 vs. only ten months 2001) and $2.2 million of training and start-up expense associated with our new China facility. Excluding these charges, our fiscal 2002 SG&A expense declined due to reduced compensation and outside services expenses from our resizing initiatives taken in the current and prior year.

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

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, we announced that we would close our substrate operations due to its high capital and operating cash requirements. As a result, we recorded a resizing charge of $8.5 million. The resizing charge includes a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.2 million. While none of the 48 positions were terminated as of September 30, 2002, all but one were terminated in the first quarter of fiscal 2003 and the remaining position was expected to be terminated by March 31, 2003. Cash payments for the severance charge are expected to be complete by March 31, 2003 but cash payments for the facility and contractual obligations are expected to continue until the end of 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, we wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the fourth quarter of fiscal 2002:

	(in thousands)
	Severance and
Fourth Quarter 2002 Charge	Benefits	Commitments	Total

Provision for resizing	$1,231	$7,280	$8,511
Payment of obligations	—	—	—

Balance, September 30, 2002	$1,231	$7,280	$8,511

Third Quarter 2002

In the third quarter of fiscal 2002, we announced a resizing plan to reduce headcount and consolidate manufacturing in our test division. The resizing plan was a result of our decision to move towards a 24 hour per day manufacturing model in our major U.S. wafer test facility, which will provide our customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, we moved manufacturing of wafer test products from our Gilbert, Arizona facility and our Austin, Texas facility to our San Jose, California and Dallas, Texas facilities and from our Kaohsuing, Taiwan facility to our Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At September 30, 2002, 116 of the 149 positions have been eliminated. The remaining positions were expected to be terminated by June 30, 2003. The resizing plan also included a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan and Austin, Texas facilities representing costs of non-cancelable lease obligations beyond the facility closure date and costs required to restore the production facilities to their original state. Both facilities have been closed. Cash payments for the severance charge are expected to be complete by March 31, 2004 but cash payments for the facility obligations are expected to continue through 2005, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the third quarter of fiscal 2002:

	(in thousands)
	Severance and
Third Quarter 2002 Charge	Benefits	Commitments	Total

Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	$1,105	$233	$1,338

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

At September 30, 2002, four positions remain to be terminated and are expected to be terminated by December 31, 2002. Cash payments for the severance charge were expected to be complete by March 31, 2003 but cash payments for the facility and contractual obligations were expected to continue through 2004, or such time as the obligations can be satisfied.

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

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the second quarter of fiscal 2002:

	(in thousands)
	Severance and
Second Quarter 2002 Charge	Benefits		Commitments	Total

Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367)	(1)	(81)	(5,448)

Balance, September 30, 2002	$2,129		$1,469	$3,598

(1)  Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001 to the employees affected by the resizing plans in accordance with our annual grant of stock options to employees.

Charges in Fiscal Year 2001

Fourth Quarter 2001

In the quarter ended September 30, 2001, we announced a resizing plan to close a bonding wire facility in the United States, and recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, all of which had been terminated at September 30, 2002. Also in the fourth quarter of fiscal 2001, we recorded an increase to goodwill of $0.8 million in connection with the acquisition of Probe Tech for additional lease costs associated with the elimination of four duplicate facilities in the United States. The plans have been completed but cash payments for the severance charge were expected to continue through 2004.

The resizing costs were included in accrued liabilities. The table below details the spending and activity related to the resizing plan initiated in the fourth quarter of fiscal 2001:

	(in thousands)
	Severance
Fourth Quarter 2001 Charge	and Benefits	Commitments	Total

Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	$512	$—	$512

Second Quarter 2001

In the quarter ended March 31, 2001, we announced a 7.0% reduction in our workforce. As a result, we recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to March 31, 2002. In connection with our acquisition of Probe Tech, we also recorded an increase to goodwill for $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there will be no additional cash payments related to severance under this program. Cash payments for facility obligations were expected to continue until December 2002, or such time as the obligation can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001 and 2002:

	(in thousands)
	Severance
Second Quarter 2001 Charge	and Benefits	Commitments	Total

Provision for resizing	$1,709	$—	$1,709
Acquisition restructuring	84	562	646
Payment of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443
Payment of obligations	(94)	(330)	(424)

Balance, September 30, 2002	$—	$19	$19

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

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	(in thousands,
	except per share data)
	Fiscal Year Ended

	September 30,
	2000	2001	2002

Reported net loss, before adoption of SFAS 142	$103,245	$(65,251)	$(274,115)
Addback:
Goodwill amortization, net of tax	1,873	9,587	—

Pro forma net loss	$105,118	$(55,664)	$(274,115)

Net loss per share, as reported:
Basic	$2.15	$(1.34)	$(5.57)
Diluted	$1.90	$(1.34)	$(5.57)
Goodwill amortization, net of tax per share:
Basic	$0.04	$0.20	$—
Diluted	$0.03	$0.20	$—
Pro forma net loss per share:
Basic	$2.19	$(1.14)	$(5.57)
Diluted	$1.93	$(1.14)	$(5.57)

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

The major R&D projects in process at the time of the acquisition, along with their status at September 30, 2002 and estimated time for completion are as follows:

	(dollars in thousands)
			Estimated
			Cost to	Projected
	Value	Percentage	Complete	Product	Current
	Assigned	Complete	Project	Launch	Status of
R&D project	at Purchase(2)	at Purchase	at Purchase	Date	Project

Next generation contact technology	$2,700	10%	$290	Q2 2003	In process
Socket testing capability for CSP and BGA packages	$2,000	50%	$65	N/A	Complete
ViProbe pitch reduction	$1,600	40%	$89	N/A	Cancelled (1)
Vertical space transformer	$1,500	25%	$278	N/A	Cancelled (1)
Extension of P4 technology to vertical test configuations	$1,300	40%	$229	N/A	Cancelled (1)
Low-force, high-density interface using P4 technology	$1,300	30%	$138	N/A	Cancelled
					3 complete;
All other projects combined				Q1 2003 -	3 in process;
(total of ten projects)	$1,300	10-90%	$576	Q4 2004	4 cancelled

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

Interest. Interest income in fiscal 2002 was $3.8 million compared to $8.4 million in the prior year. The lower interest income was due primarily to lower interest rates on short-term investments. Interest expense was $18.7 million in fiscal 2002 compared to $13.9 million in the prior year. The higher interest expense in fiscal 2002 was due to a full year’s interest on the 51/4 % Convertible Subordinated Notes due 2006 that were issued in the fourth quarter of fiscal 2001.

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

Quarterly Results of Operations

The table below shows our quarterly net sales, gross profit and operating income (loss) by quarter for fiscal 2003 and 2002:

	(in thousands)
	First	Second	Third	Fourth
Fiscal 2003	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$111,371	$125,938	$127,723	$129,289	$494,321
Gross profit	27,331	32,518	31,264	32,327	123,440
Loss from operations	(12,620)	(11,738)	(5,828)	(17,161)	(47,347)

	First	Second	Third	Fourth
Fiscal 2002	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$103,155	$106,917	$132,418	$122,170	$464,660
Gross profit	25,387	10,632	35,020	27,822	98,861
Loss from operations	(21,532)	(56,461)	(17,163)	(133,479)	(228,635)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 . FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have identified a business enterprise that qualifies as a variable interest entity and will consolidate the entity into our financial statements in accordance with the new requirements beginning with the quarter ending December 31, 2003. The impact of this change will increase our assets and liabilities by approximately $6.0 million.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 , Accounting for Derivative Instruments and Hedging Activities . SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect the adoption of the standard will have a material impact on our financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of the standard will have a material impact on our financial position and results of operations.

Changes in Accounting Principles and Policies

Accounting for Derivative Instruments and Hedging Activities. In fiscal 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities . SFAS No. 133, as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The cumulative effect of adoption was not material. The impact of SFAS No. 133 on our future results will be dependent upon the fair values of our derivatives and related financial instruments and could result in increased volatility. The effect in fiscal 2003 was not material on our financial position and results of operations.

Revenue Recognition. We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective October 1, 2000, based upon guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements . We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have completed our equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables.

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

In fiscal 2001, we received customer acceptances for $19.3 million of the $26.5 million that was deferred as of the beginning of the fiscal year and accordingly recognized $19.3 million of revenue. Also in fiscal 2001, we recorded after-tax non-cash profit of $5.7 million or $0.12 per fully diluted share associated with the $19.3 million of deferred revenue. At September 30, 2001, deferred revenue was approximately $7.2 million, which will be recognized in future periods as the revenue recognition criteria are met. In fiscal 2002, we recognized net sales of $6.3 million, of the $26.5 million of sales deferred upon adoption, and $2.1 million of associated after-tax profit. No additional revenue was deferred during fiscal 2002. At September 30, 2003, deferred revenue was approximately $300 thousand.

Shipping and Handling Revenues and Costs. In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on issue EITF No. 00-10, Accounting for Shipping and Handling Revenues and Costs . The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. We adopted the consensus in fiscal 2001, and the impact was not material to our financial position and results of operations. Effective October 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives will no longer be amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. We amortize our intangible assets with determinable lives on a straight-line basis over the estimated period to be benefited by the intangible assets which we estimates to be 10 years. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually. Our goodwill impairment test utilizes discounted cash flows to determine fair value and comparative market multiples to corroborate fair value. Our intangible assets other than goodwill are tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. Our intangible assets are comprised of customer accounts and complete technology in our test interconnect business segment. We manage and value our complete technology in the aggregate as one asset group.

Asset Retirement Obligations. In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. This standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also provides guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. We adopted this standard effective October 1, 2002 and the adoption did not have a material impact on its financial position and results of operations, however this standard could impact our financial position and results of operations in future periods.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. This standard provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

In the fourth quarter of fiscal 2003, we completed the sale of our sawing and hard material blade product lines as well as our polymer product line. As a result of these transactions, we recorded a loss of $5.3 million made up of asset write-offs of $6.5 million offset by cash proceeds of $1.2 million.

As of September 30, 2003, we recognized a $6.9 million impairment charge associated with our flip chip Division. The present value of flip chip’s future cash flows was less than the remaining carrying value. As a result, an asset impairment charge was recorded to reduce the carrying value of flip chip to its fair value.

SFAS 145. In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 and FASB No. 64, FASB 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, however, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria of paragraph 20 of APB 30, Reporting the results of operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, the Statement amends SFAS 13 to eliminate an inconsistency between the accounting for sale leaseback transactions and certain lease modifications that have economic effects that are similar to sale leaseback transactions. We adopted this standard and the adoption did not have a material impact on our financial position and results of operations.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard is effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted this standard and the adoption did not have a material impact on our financial position and results of operations, however, this standard will in certain circumstances change the timing of recognition of restructuring costs.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others . FIN 45 requires a company (“the guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted this standard and the adoption did not have a material impact on our financial position and results of operations, however this standard could impact our financial position and results of operations in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, total cash and investments were $73.1 million, compared to $59.0 million at June 30, 2003 and $111.3 million at September 30, 2002.

Cash used by operating activities totaled $29.1 million in fiscal 2003 compared to $72.0 million in fiscal 2002. Cash used by operating activities in fiscal 2003 was primarily to fund the net loss and working capital needs. The working capital needs in fiscal 2003 were primarily for the pay-down of current trade payables, the pay-out of costs associated with our fiscal 2001 and 2002 resizing programs and an increase in trade accounts receivable. Cash used by operating activities in fiscal 2002 was primarily to fund the net loss in that year.

Cash provided by investing activities totaled $8.3 million in fiscal 2003 compared to $6.4 million in the prior year. In fiscal 2003 and 2002, the investing activities consisted primarily of proceeds from sales of investments, offset by purchases of investments and capital expenditures. In fiscal 2003 we spent $11.0 million in capital expenditures, consisting primarily of $3.6 million for continued expansion of our China facility, $3.4 million for manufacturing equipment in our test business unit and $4.0 million of manufacturing equipment in our other manufacturing facilities. In fiscal 2002 we spent $20.4 million in capital expenditures, $8.8 million of which was for costs associated with our initiative to implement a company-wide integrated information system. These costs were accounted for in accordance with SOP 98-1. We discontinued this project in the fourth quarter of fiscal 2002 and wrote-off the $8.8 million as part of a total write-off of $16.9 million associated with this project. In fiscal 2002, we also spent approximately $5.2 million on facility upgrades and manufacturing equipment in our test business. In addition, in fiscal 2002, we announced plans to build a facility in China to manufacture capillaries, selected test products and other products. We spent $1.8 million on this China facility in fiscal 2002.

Cash provided by financing activities was $563 thousand in fiscal 2003 compared to cash used in financing activities of $3.4 million in the prior fiscal year. The cash provided by financing activities in fiscal 2003 was primarily due to a reduction in restricted cash and proceeds from the issuance of common stock, resulting from employee stock option exercises. Cash used by financing activities in the prior year was primarily due to establishing restricted cash balances, to support letters of credit, and payments on capital leases partially offset by proceeds from the issuance of common stock, resulting from employee stock option exercises.

At September 30, 2003, the fair value of our $175.0 million 4 3/4% Convertible Subordinated Notes was $154.9 million, and the fair value of our $125.0 million 5 1/4% Convertible Subordinated Notes was $115.6 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. On September 30, 2003, the Standard & Poor’s rating on the above-referenced Convertible Subordinated Notes was CCC+.

The Securities and Exchange Commission declared effective on August 22, 2002 a shelf registration statement on Form S-3, which will permit us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $250.0 million. On June 15, 2003, we issued and contributed 150,000 shares of common stock with a fair market value of $987,000 to fund certain obligations to our pension plan. We will not receive any of the proceeds from the sale of these shares by the pension plan. The proceeds will be retained by the pension plan Trust to fund future obligations to participants of the pension plan.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, our liquidity is affected by many factors, some based on normal operations of the business and others related to uncertainties of the industry and global economies. We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes. We may also seek additional debt or equity financing for the refinancing or redemption of existing debt and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the nature and size of strategic business opportunities which we may elect to pursue.

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. Certain of the following commitments as of September 30, 2003 have not been included in the consolidated balance sheets and statements of operations. However, they have been disclosed in the following table in order to provide a more complete picture of our Company’s financial position and liquidity.

The following table identifies obligations and contingent payments under various arrangements at September 30, 2003, including those not included on our consolidated balance sheet:

	(in thousands)
		Amounts			Amounts
		due in	Amounts	Amounts	due in
		less than	due in	due in	more than
	Total	1 year	2-3 years	4-5 years	5 years

Contractual Obligations:
Long-term debt	$300,000	$—	$125,000	$175,000	$—
Capital Lease obligations	374	36	78	84	176
Operating Lease obligations*	45,821	12,444	16,408	5,896	11,073
Inventory Purchase obligations*	45,791	44,981	574	78	158
Commercial Commitments:
Standby Letters of Credit*	2,694	2,694	—	—	—

Total Contractual Obligations and Commercial Commitments	$394,680	$60,155	$142,060	$181,058	$11,407

*  Represents contractual amounts not reflected in the consolidated balance sheet at September 30, 2003.

Long-term debt includes the amounts due under our 4 3/4% Convertible Subordinated Notes due December 2006 and our 5 1/4% Convertible Subordinated Notes due August 2006. The capital lease obligations principally relate to a building and equipment lease. The operating lease obligations at September, 2003 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

The standby letters of credit represent obligations of the company in lieu of security deposits for a facility lease and employee benefit programs.

RISK FACTORS

Risks Relating to Our Business

The semiconductor industry is volatile with sharp periodic downturns and slowdowns

Our operating results are significantly affected by the capital expenditures of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Expenditures by semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems depend on the current and anticipated market demand for semiconductors and products that use semiconductors, including personal computers, telecommunications equipment, consumer electronics, and automotive goods. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and materially and adversely affect our business, financial condition and operating results.

Historically, the semiconductor industry has been volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our operating results. They have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. This has severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment that we manufacture and market and, to a lesser extent, the packaging materials and test interconnect solutions that we sell.

The semiconductor industry has recently experienced downturns in fiscal 1998 through the first half of fiscal 1999, and in fiscal 2001 through the first half of fiscal 2003. In the 1998-1999 downturn, our net sales declined from approximately $501.9 million in fiscal 1997 to $411.0 million in fiscal 1998. In the most recent downturn, our net sales declined from approximately $899.3 million in fiscal 2000 to $464.7 million in fiscal 2002. Although the business environment improved in the fourth quarter of fiscal 2003, we cannot assure you that the market for semiconductors will continue to improve or that the market will not experience additional and possibly more severe and prolonged downturns in the future. Such downturns would adversely affect our business, financial condition and operating results.

We may experience increasing price pressure

Our historical business strategy for many of our products has been focused on product performance and customer service rather than on price. The length and severity of the recent economic downturn put increased cost pressure on our customers and we have observed increasing price sensitivity on their part. In response to these pressures, we are actively seeking to reduce our cost structure by moving operations to lower cost areas and by reducing other operating costs. If we are unable to realize prices that allow us to continue to compete on the basis of performance and service, our financial condition and operating results may be materially and adversely affected.

Our quarterly operating results fluctuate significantly and may continue to do so in the future

In the past, our quarterly operating results have fluctuated significantly; we expect that they will continue to fluctuate. Although these fluctuations are partly due to the volatile nature of the semiconductor industry, they also reflect other factors, many of which are outside of our control.

Some of the factors that may cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

-	our test interconnect business has lower margins than assembly equipment and packaging materials;

-	some lines of equipment are more profitable than others; and

-	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements;

•	virtually all of our orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	adverse changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of key components for our products;

•	market acceptance of our new products and upgraded versions of our products;

•	customers’ delay in purchasing our products due to customer anticipation that we may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses and interest expense, do not vary directly with our net sales. As a result, a decline in our net sales would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net sales, our operating results would decline. In a downturn, we may have excess inventory, which is required to be written off. Some of the factors that may cause our expenses to fluctuate from period-to-period include:

•	the timing and extent of our research and development efforts;

•	severance, resizing and the costs of relocating or closing down facilities;

•	inventory write-offs due to obsolescence; and

•	inflationary increases in the cost of labor or materials.

Because our revenues and operating results are volatile and difficult to predict, we believe that consecutive period-to-period comparisons of our operating results may not be a good indication of our future performance.

Most of our sales and a substantial portion of our manufacturing are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 79% of our net sales for fiscal 2003, 72% of our net sales for fiscal 2002 and 62% of our net sales for fiscal 2001 were attributable to sales to customers for delivery outside of the United States, in particular to customers in the Asia/Pacific region. We expect these trends to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia/Pacific. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, we manufacture capillaries in Israel and China and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asian/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	expropriation of our foreign assets;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	the difficulties of staffing and managing dispersed international operations;

•	episodic events outside our control such as, for example, the recent outbreak of Severe Acute Respiratory Syndrome;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies;

•	less protective foreign intellectual property laws; and

•	legal systems which may be less predictable than those in the United States.

Because most of our foreign sales are denominated in United States dollars, an increase in value of the United States dollar against foreign currencies, particularly the Japanese yen, will make our products more expensive than those offered by some of our foreign competitors. Our ability to compete overseas in the future may be materially and adversely affected by a strengthening of the United States dollar against foreign currencies. Because we have significant assets, including cash, outside the United States, those assets are subject to risks of destruction and seizure, and it may be difficult to repatriate them, including cash, or repatriation may result in the payment by us of significant United States taxes.

Our international operations also depend, in part, upon a continuation of current trade relations between the United States and those foreign countries in which our customers, subcontractors, and materials suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets.

Our business depends on attracting and retaining management, marketing and technical employees

As with many other technology companies, our future success depends on our ability to hire and retain qualified management, marketing and technical employees. In particular, we periodically experience shortages of engineers. If we are unable to continue to attract and retain the managerial, marketing and technical personnel we require, our business, financial condition and operating results could be materially and adversely affected.

We may not be able to rapidly develop and manufacture new and enhanced products required to maintain or expand our business

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We also must timely introduce these products and product enhancements into the market in response to customers’ demands for higher performance assembly equipment, leading-edge materials and for test interconnect solutions customized to address rapid technological advances in integrated circuits and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive. The development and commercialization of new products will require significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner or at a price that will satisfy our customers’ future needs or achieve market acceptance.

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses

We typically operate our business with a relatively short backlog. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts of demand. We have in the past, and may again in the future, fail to forecast accurately demand, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to forecast accurately demand for our products, including assembly equipment, packaging materials and test interconnect solutions, our business, financial condition and operating results may be materially and adversely affected.

Advanced packaging technologies other than wire bonding may render some of our products obsolete

Advanced packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional die and wire bonding. These technologies include flip chip and chip scale packaging. Some of these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. We cannot assure you that the semiconductor industry will not, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above. If a significant shift to advanced packaging technologies were to occur, demand for our wire bonders and related packaging materials may be materially and adversely affected.

A decline in demand for any of our products could cause our revenues to decline significantly

If demand for, or pricing of, our wire bonders or test interconnect solutions declines because our competitors introduce superior or lower cost systems, the semiconductor industry changes or demand for our products declines because of other events beyond our control, our business, financial condition and operating results could be materially and adversely affected.

Because a small number of customers account for most of our sales, our revenues could decline if we lose any significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test interconnect solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In fiscal 2003 and 2002, sales to Advanced Semiconductor Engineering accounted for 13% and 12%, respectively, of our net sales. In fiscal 2001, no customer accounted for more than 10% of our net sales.

We expect that sales of our products to a small number of customers will continue to account for a high percentage of our net sales for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our important customers. Any one of a number of factors could adversely affect these relationships. If, for example, during periods of escalating demand for our equipment, we are unable to add inventory and production capacity quickly enough to meet the needs of our customers, they may turn to other suppliers making it more difficult for us to retain their business. Similarly, if we are unable for any other reason to meet production or delivery schedules, particularly during a period of escalating demand, our relationships with our key customers could be adversely affected. If we lose orders from a significant customer, or if a significant customer reduces its orders substantially, these losses or reductions may materially and adversely affect our business, financial condition and operating results.

We depend on a small number of suppliers for raw materials, components and subassemblies. If our suppliers do not deliver their products to us, we may be unable to deliver our products to our customers

Our products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of these components and subassemblies and we rely on sole source suppliers for some important components and raw materials, including gold. As a result, we are exposed to a number of significant risks, including:

•	lack of control over the manufacturing process for components and subassemblies;

•	changes in our manufacturing processes, dictated by changes in the market, that may delay our shipments;

•	our inadvertent use of defective or contaminated raw materials;

•	the relatively small operations and limited manufacturing resources of some of our suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at acceptable quality levels and prices;

•	the risk of reliability or quality problems with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage, fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay our shipments; and

•	the loss of suppliers as a result of the consolidation of suppliers in the industry.

If we are unable to deliver products to our customers on time for these or any other reasons; if we are unable to meet customer expectations as to cycle time; or if we do not maintain acceptable product quality or reliability, our business, financial condition and operating results may be materially and adversely affected.

Our diversification presents significant management and operating challenges

During fiscal 2001, we acquired two companies that design and manufacture test interconnect solutions, Cerprobe Corporation and Probe Technology Corporation, and combined their operations to create our test division. Since its acquisition in 2001, our test interconnect business has not performed to our expectation. Problems include difficulty in rationalizing duplicated products and facilities, and in integrating these acquisitions. Our plan to correct these problems centers on the following steps: standardize production processes between the various test manufacturing sites, create and ramp production of our highest volume products in a new low cost site in China and/or outsource production where appropriate, then rationalize excess capacity by converting existing high cost, low volume manufacturing sites to service centers. These plans will not mature before the second half of fiscal 2004, and if we are unable to successfully implement this plan or another, our operating margins and results of operations will continue to be adversely affected by the performance of our test interconnect segment.

More generally, our diversification strategy has increased demands on our management, financial resources and information and internal control systems. Our success will depend in part on our ability to manage and integrate our test interconnect and equipment and packaging materials businesses and to continue successfully to implement, improve and expand our systems, procedures and controls. If we fail successfully to integrate our existing businesses or businesses that we may subsequently acquire or to develop the necessary internal procedures to manage diversified businesses, our business, financial condition and operating results may be materially and adversely affected.

Although we have no current plans to do so, we may from time to time in the future seek to expand our business through acquisition. In that event, the success of any such acquisition will depend on our ability to integrate and finance (on acceptable terms) the acquisition.

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment, packaging materials and test interconnect solutions industries

The semiconductor equipment, packaging materials and test interconnect solutions industries are very competitive. In the semiconductor equipment and test interconnect solutions markets, significant competitive factors include performance, quality, customer support and price. In the semiconductor packaging materials industry competitive factors include price, delivery and quality.

In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants, some of which have significantly greater financial, engineering, manufacturing and marketing resources than we have. Some of these competitors are Asian and European companies that have had and may continue to have an advantage over us in supplying products to local customers who appear to prefer to purchase from local suppliers, without regard to other considerations.

We expect our competitors to improve their current products’ performance, and to introduce new products and materials with improved price and performance characteristics. Our competitors may independently develop technology that is similar to or better than ours. New product and materials introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor’s product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time because manufacturers and assemblers sometimes develop lasting relations with suppliers, and assembly equipment in our industry often goes years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which may materially and adversely affect our business, financial condition and operating results. We cannot assure you that we will be able to continue to compete in these or other areas in the future. If we cannot compete successfully, we could be forced to reduce prices, lose customers and market share and experience reduced margins and profitability.

Our success depends in part on our intellectual property, which we may be unable to protect

Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality provisions) in our agreements with employees, vendors, consultants and customers and on the common law of trade secrets and proprietary “know-how.” We also rely, in some cases, on patent and copyright protection. We may not be successful in protecting our technology for a number of reasons, including:

•	employees, vendors, consultants and customers may violate their contractual agreements, and the cost of enforcing those agreements may be prohibitive, or those agreements may be unenforceable or more limited than we anticipate;

•	foreign intellectual property laws may not adequately protect our intellectual property rights; and

•	our patent and copyright claims may not be sufficiently broad to effectively protect our technology; our patents or copyrights may be challenged, invalidated or circumvented; or we may otherwise be unable to obtain adequate protection for our technology.

In addition, our partners and alliances may also have rights to technology that we develop through these alliances. We may incur significant expense to protect or enforce our intellectual property rights. If we are unable to protect our intellectual property rights, our competitive position may be weakened.

Third parties may claim we are infringing on their intellectual property, which could cause us to incur significant litigation costs or other expenses, or prevent us from selling some of our products

The semiconductor industry is characterized by rapid technological change, with frequent introductions of new products and technologies. Industry participants often develop products and features similar to those introduced by others, creating a risk that their products and processes may give rise to claims that they infringe on the intellectual property of others. We may unknowingly infringe on the intellectual property rights of others and incur significant liability for that infringement. If we are found to have infringed on the intellectual property rights of others, we could be enjoined from continuing to manufacture, market or use the affected product, or be required to obtain a license to continue manufacturing or using the affected product. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

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

Some of our customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership (the “Lemelson Foundation”), in which the Lemelson Foundation claims that certain manufacturing processes used by those customers infringe patents held by the Lemelson Foundation. We have never been named a party to any such litigation. Some customers have requested that we indemnify them to the extent their liability for these claims arises from use of our equipment. We do not believe that products sold by us infringe valid Lemelson patents. If a claim for contribution were to be brought against us, we believe we would have valid defenses to assert and also would have rights to contribution and claims against our suppliers. We have not incurred any material liability with respect to the Lemelson claims or any other pending intellectual property claim and we do not believe that these claims will materially and adversely affect our business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim that might be made, however, is uncertain and we cannot assure you that the resolution of any such claim would not materially and adversely affect our business, financial condition and operating results.

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

Proper waste disposal plays an important role in the operation of our manufacturing plants. In many of our facilities we maintain wastewater treatment systems that remove metals and other contaminants from process wastewater. These facilities operate under effluent discharge permits that must be renewed periodically. A violation of those permits may lead to revocation of the permits, fines, penalties or the incurrence of capital or other costs to comply with the permits, including potential shutdown of operations.

In the future, applicable land use and environmental regulations may: (1) impose upon us the need for additional capital equipment or other process requirements, (2) restrict our ability to expand our operations, (3) subject us to liability for, among other matters, remediation, and/or (4) cause us to curtail our operations. We cannot assure you that any costs or liabilities associated with complying with these environmental laws will not materially and adversely affect our business, financial condition and operating results.

Other Risks

We may be unable to sell our Flip Chip business

We previously announced our intention to sell our Flip Chip business, if satisfactory arrangements can be negotiated. If we are unable to accomplish that sale, we will either continue to operate the Flip Chip business, which has not been profitable to date, or close it, which could result in significant closure costs.

We have significant intangible assets and goodwill, which we are required to evaluate annually

In fiscal 2003, we recorded a substantial write-down of goodwill. However, our financial statements continue to reflect significant intangible assets and goodwill. As discussed under Management’s Discussion and Analysis , we are required to perform an impairment test at least annually to support the carrying value of goodwill and intangible assets. Should we be required to recognize additional intangible or goodwill impairment charges, our financial condition would be adversely affected.

Anti-takeover provisions in our articles of incorporation and bylaws and Pennsylvania law may discourage other companies from attempting to acquire us

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a change-in-control. For example, our articles of incorporation and bylaws contain provisions that:

•	classify our board of directors into four classes, with one class being elected each year;

•	permit our board to issue “blank check” preferred stock without stockholder approval; and

•	prohibit us from engaging in some types of business combinations with a holder of 20% or more of our voting securities without super-majority board or stockholder approval.

Further, under the Pennsylvania Business Corporation Law, because our bylaws provide for a classified board of directors, stockholders may only remove directors for cause. These provisions and some other provisions of the Pennsylvania Business Corporation Law could delay, defer or prevent us from experiencing a change-in-control and may adversely affect our common stockholders’ voting and other rights.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in the United States, Israel, Singapore and China. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. The conflicts in Afghanistan, Israel, and Iraq or any broader conflict could have a further impact on our domestic and internal sales, our supply chain, our production capability and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

We may be unable to generate enough cash to service our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. This is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

•	we must use a substantial portion of our consolidated cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, product development and other general corporate purposes;

•	insufficient cash flow from operations may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us; and

•	our level of indebtedness may make us more vulnerable to economic or industry downturns.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 50.1 million shares were outstanding as of September 30, 2003. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2003, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $4.5 million (see Note 6 of the Company’s Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate and exchange rate risk and may fall in value if market rates change. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2003, the fair market value of the portfolio would decline by approximately $5 thousand.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated Financial Statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report.

[This page intentionally left blank]

Report of Independent Auditors

To the Board of Directors and Shareholders
of Kulicke and Soffa Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 2003 and September 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and in fiscal 2001, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
November 19, 2003

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	September 30,
	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,986	$65,725
Restricted cash	3,180	2,836
Short-term investments	22,134	4,490
Accounts and notes receivable, (net of allowance for doubtful accounts: 9/30/02 - $6,033; 9/30/03 - $5,929)	89,132	94,144
Inventories, net	50,887	37,906
Prepaid expenses and other current assets	10,508	11,187
Deferred income taxes	16,072	10,700

TOTAL CURRENT ASSETS	277,899	226,988
Property, plant and equipment, net	89,742	61,238
Intangible assets, (net of accumulated amortization:
9/30/02 - $16,927; 9/30/03 - $26,187)	75,509	66,249
Goodwill	87,107	81,440
Other assets	8,425	6,946

TOTAL ASSETS	$538,682	$442,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long term debt	$186	$36
Accounts payable	55,659	45,844
Accrued expenses	52,581	41,885
Income taxes payable	9,660	13,394

TOTAL CURRENT LIABILITIES	118,086	101,159
Long term debt	300,393	300,338
Other liabilities	14,106	9,865
Deferred taxes	36,774	31,402

TOTAL LIABILITIES	469,359	442,764

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, without par value:
Authorized - 5,000 shares; issued - none	—	—
Common stock, without par value:
Authorized - 200,000 shares; issued and outstanding: 2002 - 49,414; 2003 - 50,092	199,886	203,607
Retained earnings (deficit)	(119,103)	(195,792)
Accumulated other comprehensive loss	(11,460)	(7,718)

TOTAL SHAREHOLDER’S EQUITY	69,323	97

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$538,682	$442,861

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended September 30,

	2001	2002	2003

Net sales	$555,003	$464,660	$494,321
Cost of goods sold	392,604	365,799	370,881

Gross profit	162,399	98,861	123,440
Selling, general and administrative	141,751	139,134	106,868
Research and development, net	62,727	52,948	38,965
Resizing (recovery) costs	4,166	19,661	(475)
Asset impairment	800	31,594	10,502
Goodwill impairment	—	74,295	5,667
Amortization of goodwill and intangibles	22,810	9,864	9,260
Purchased in-process research and development	11,709	—	—

Loss from operations	(81,564)	(228,635)	(47,347)
Interest income	8,398	3,758	940
Interest expense	(13,933)	(18,687)	(17,431)
Loss on sale of product lines	—	—	(5,257)
Other income and minority interest	8,368	2,010	—

Loss before income taxes	(78,731)	(241,554)	(69,095)
Provision (benefit) for income taxes	(21,643)	32,561	7,594

Loss before cumulative effect of change in accounting principle	(57,088)	(274,115)	(76,689)
Cumulative effect of change in accounting principle, net of tax of $4,395	(8,163)	—	—

Net loss	$(65,251)	$(274,115)	$(76,689)

Net loss excluding cumulative effect of change in accounting principle per share:
Basic	$(1.17)	$(5.57)	$(1.54)
Diluted	$(1.17)	$(5.57)	$(1.54)
Cumulative effect of change in accounting principle, net of tax per share:
Basic	$(0.17)	$—	$—
Diluted	$(0.17)	$—	$—
Net loss per share:
Basic	$(1.34)	$(5.57)	$(1.54)
Diluted	$(1.34)	$(5.57)	$(1.54)
Weighted average shares outstanding:
Basic	48,877	49,217	49,695
Diluted	48,877	49,217	49,695

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,251)	$(274,115)	$(76,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,849	44,315	37,852
Tax benefit from exercise of stock options	248	329	89
Provision for doubtful accounts	1,406	158	519
Impairment of fixed and intangible assets	800	31,594	10,502
Impairment of goodwill	—	74,295	5,667
Loss on sale of product lines	—	—	5,257
Deferred taxes	(37,556)	32,808	—
Provision for inventory valuations	18,095	14,362	3,490
Minority interest in net loss of subsidiary	(352)	(10)	—
Purchased in-process research and development	11,709	—	—
Non-cash employee benefits	1,942	5,061	2,230
Changes in working capital accounts, net of effect of acquired and sold businesses:
Accounts receivable	110,469	(10,188)	(5,531)
Inventories	2,572	9,076	2,454
Prepaid expenses and other assets	(1,734)	(1,853)	(1,138)
Accounts payable and accrued expenses	(30,918)	7,855	(18,142)
Taxes payable	3,226	(4,739)	3,734
Other, net	3,364	(951)	604

Net cash provided by (used in) operating activities	71,869	(72,003)	(29,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	214,766	59,224	26,287
Purchase of investments classified as available for sale	(158,126)	(33,850)	(8,603)
Purchases of plant and equipment	(48,636)	(20,385)	(10,975)
Purchase of Flip Chip	(5,000)	(96)	—
Purchase of Probe Tech, net of cash acquired	(62,512)	1,472	—
Purchase of Cerprobe, net of cash acquired	(217,415)	—	—
Proceeds from sale of property and equipment	8,338	—	1,643

Net cash provided by (used in) investing activities	(268,585)	6,365	8,352

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt offering	120,749	—	—
Proceeds from sale of receivables	20,000	—	—
Payments on borrowings, including capitalized leases	(1,652)	(1,685)	(205)
Restricted cash	—	(3,180)	344
Proceeds from issuances of common stock	1,102	1,438	424

Net cash provided by (used in) financing activities	140,199	(3,427)	563

Effect of exchange rate changes on cash and cash equivalents	64	15	(74)

Change in cash and cash equivalents	(56,453)	(69,050)	(20,261)
Cash and cash equivalents at:
Beginning of year	211,489	155,036	85,986

End of year	$155,036	$85,986	$65,725

Supplemental Disclosures:
Cash payments for interest	$11,300	$15,400	$15,700
Cash payments for income taxes	$7,800	$9,200	$4,800

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

Balances at September 30, 2000	48,716	$189,766	$220,263	$(4,687)	$405,342
Employer contribution to the Company’s 401K plan	153	1,942	—	—	1,942
Exercise of stock options	165	1,102	—	—	1,102
Tax benefit from exercise of stock options	—	248	—	—	248
Components of comprehensive income:
Net loss	—	—	(65,251)	—	(65,251)
Translation adjustment	—	—	—	(2,226)	(2,226)
Unrealized gain on investments, net	—	—	—	280	280
Minimum pension liability (net of taxes of $1,556)	—	—	—	(2,890)	(2,890)

Total comprehensive loss					(70,087)

Balances at September 30, 2001	49,034	$193,058	$155,012	$(9,523)	$338,547
Employer contribution to the Company’s 401K plan	214	2,478			2,478
Exercise of stock options	166	1,438			1,438
Tax benefit from exercise of stock options		329			329
Modification of stock options for terminated employees		2,583			2,583
Components of comprehensive income:
Net loss			(274,115)		(274,115)
Translation adjustment				730	730
Unrealized loss on investments, net				(264)	(264)
Minimum pension liability (net of taxes of $1,294)				(2,403)	(2,403)

Total comprehensive loss					(276,052)

Balances at September 30, 2002	49,414	$199,886	$(119,103)	$(11,460)	$69,323
Employer contribution to Company’s 401K plan	429	2,230			2,230
Employer contribution to Company’s pension plan	150	987			987
Exercise of stock options	99	415			415
Tax benefit from exercise of stock options		89			89
Components of comprehensive income:
Net loss			(76,689)		(76,689)
Translation adjustment				2,953	2,953
Unrealized loss on investments, net				51	51
Minimum pension liability (net of taxes of $397)				738	738

Total comprehensive loss					(72,947)

Balances at September 30, 2003	50,092	$203,607	$(195,792)	$(7,718)	$97

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

Nature of Business - The Company designs, manufactures and markets capital equipment, packaging materials and test interconnect solutions and service, maintain, repair and upgrade assembly equipment. The Company also provides semiconductor wafer solder-bumping interconnect (flip chip bumping) services for sale to companies that manufacture and assemble semiconductor devices. The Company also licenses its flip chip bumping process. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences periodic downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials and test interconnect solutions such as those sold by the Company. These downturns and slowdowns have also adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets, deferred tax liabilities for undistributed earnings of certain foreign subsidiaries, self insurance reserves, pension benefit liabilities, resizing, warranty and litigation. Actual results could differ from those estimated.

Vulnerability to Certain Concentrations - Financial instruments which may subject the Company to concentration of credit risk at September 30, 2003 and 2002 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, packaging materials and test interconnect products to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Accounts receivable at September 30, 2003 and 2002 included notes receivable of $920 thousand and $50 thousand, respectively. Write-offs of uncollectible accounts have historically not been significant.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments - Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with SFAS 115, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as available-for-sale are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities are determined using quoted market prices at the balance sheet date. Investments classified as held-to-

maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Inventories - Inventories are stated at the lower of cost (determined on the basis of first-in, first-out) or market. The Company generally provides reserves for equipment inventory and spare parts and consumable inventories considered to be in excess of 18 months of forecasted future demand.

Property, Plant and Equipment - Property, plant and equipment are carried at cost. The cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets are capitalized while repair and maintenance costs are expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives as follows: buildings 25 to 40 years; machinery and equipment 3 to 10 years; and leasehold improvements are based on the shorter of the life of lease or life of asset. Purchased computer software costs related to business and financial systems are amortized over a five year period on a straight-line basis.

Property is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in the business climate, current period operating or cash flow losses, forecasted continuing losses or a current expectation that an asset group will be disposed of before the end of its useful life. Recoverability of property is evaluated by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value.

Goodwill and Intangible Assets - Effective October 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives will no longer be amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The Company amortizes its intangible assets with determinable lives on a straight-line basis over the estimated period to be benefited by the intangible assets which it estimates to be 10 years. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually. The Company’s goodwill impairment test utilizes discounted cash flows to determine fair value and comparative market multiples to corroborate fair value. The Company’s intangible assets other than goodwill are tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The Company’s intangible assets are comprised of customer accounts and complete technology in its test interconnect business segment. The Company manages and values its complete technology in the aggregate as one asset group.

Asset Retirement Obligations - In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. This standard provides guidance for financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also provides guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessors. The Company adopted this standard effective October 1, 2002 and the cumulative effect of adoption was not material. The adoption did not have a material impact on the Company’s financial position and results of operations, however this standard could impact the Company’s financial position and results of operations in future periods.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. This standard provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results;

significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

In the fourth quarter of Fiscal 2003, the Company completed the sale of its sawing and hard material blade product lines as well as its polymer product line. As a result of these transaction, the Company recorded a loss of $5.3 million made up of asset write-offs of $6.5 million offset by cash proceeds of $1.2 million.

As of September 30, 2003, the Company recognized a $6.9 million impairment charge associated with its flip chip business unit. The present value of flip chip’s future cash flows was less than the remaining carrying value. As a result, an asset impairment charge was recorded to reduce the carrying value of flip chip to its fair value.

Accounting for Costs Associated with Exit or Disposal Activities - In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this standard and the adoption did not have a material impact on the Company’s financial position and results of operations, however, this standard will in certain circumstances change the timing of recognition of restructuring (resizing) costs.

Foreign Currency Translation - The functional currency of each of the Company’s subsidiaries is the currency in which the majority of their transactions occur. However, the majority of the Company’s business is transacted in U.S. dollars. For the Company subsidiaries that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction gains (losses) were $(1.4) million, $120 thousand and $700 thousand, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

Revenue Recognition - The Company changed its revenue recognition policy in the fourth quarter of fiscal 2001, effective October 1, 2000, based upon guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements . The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and it has completed its equipment installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, revenue is recognized based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (K&S factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company does have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables.

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

In fiscal 2001, the Company received customer acceptances for $19.3 million of the $26.5 million that was deferred as of the beginning of the fiscal year and accordingly recognized $19.3 million of revenue. Also in fiscal 2001, the Company recorded after-tax non-cash profit of $5.7 million or $0.12 per fully diluted share associated with the $19.3 million of deferred revenue. At September 30, 2001, deferred revenue was approximately $7.2 million, which would be recognized in future periods as the revenue recognition criteria was met. In fiscal 2002, the Company recognized net sales of $6.3 million of the $26.5 million of sales deferred upon adoption and $2.1 million of associated after-tax profit. No additional revenue was deferred during fiscal 2002. At September 30, 2003, deferred revenue was approximately $300 thousand.

Research and Development Arrangements – The Company receives funding from certain customers and government agencies pursuant to contracts or other arrangements for the performance of specified research and development activities. Such amounts are recognized as a reduction of research and development expense when specified activities have been performed. During fiscal 2003, 2002 and 2001, reductions to research and development expense related to such funding totaled $383 thousand, $426 thousand and $1.0 million, respectively. It is the Company’s policy to expense all internally funded R & D spending as incurred.

Income Taxes – Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes . No provision is made for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries which are indefinitely reinvested in foreign operations. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Environmental Expenditures – Future environmental remediation expenditures are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted.

Earnings Per Share – Earnings per share is calculated in accordance with SFAS No. 128, Earnings Per Share . Basic earnings per share include only the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period, when such instruments are dilutive.

Accounting for Stock-based Compensation – The Company accounts for stock option grants using the “intrinsic value method” prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and discloses the pro forma effect on net income and earnings per share as if the fair value method had been applied to stock option grants, in accordance with SFAS 123, Accounting For Stock-Based Compensation. (see Note 9) .

Reporting Comprehensive Income – The Company reports comprehensive income and its components in accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The comprehensive income and related cumulative equity impact of comprehensive income items are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. The impact of foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on securities available-for-sale are considered to be components of the Company’s comprehensive income under the requirements of SFAS 130.

Derivative Instruments and Hedging Activities – In fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 138. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The cumulative effect of adoption was not material. The impact of SFAS No. 133 on the Company’s future results will be dependent upon the fair values of the Company’s derivatives and related financial instruments and could result in increased volatility. The effect in fiscal 2003 was not material.

In April 2002, the FASB issued SFAS 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 and FASB No. 64, FASB 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, however, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria of paragraph 20 of APB 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, the Statement amends SFAS 13 to eliminate an inconsistency between the accounting for sale leaseback transactions and certain lease modifications that have economic effects that are similar to sale leaseback transactions. The Company adopted this standard and the adoption did not have a material impact on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others . FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted this standard and the adoption did not have a material impact on its financial position and results of operations, however this standard could impact the Company’s financial position and results of operations in future periods ( See Note 15).

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 . FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has identified a business enterprise that qualifies as a variable interest entity and will consolidate the entity into the Company’s financial statements in accordance with the new requirements beginning with the quarter ending December 31, 2003. The impact of this change will increase the Company’s assets and liabilities by approximately $6.0 million.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 for options granted after October 1, 1995 as if the Company had accounted for its stock option grants to employees under the fair value method of SFAS 123. The fair value of the Company’s weighted averages of stock option grants to employees was estimated using a Black-Scholes option pricing model.

The following assumptions were employed to estimate the fair value of stock options granted to employees:

	Fiscal Year Ended September 30,

	2001	2002	2003

Expected dividend yield	—	—	—
Expected stock price volatility	76.90%	82.95%	84.78%
Risk-free interest rate	5.99%	5.40%	2.89%
Expected life (years)	7	7	5

For pro forma purposes, the estimated fair value of the Company’s stock options to employees and directors is amortized over the options’ vesting period. The Company’s pro forma information follows:

	(net loss in thousands)
	Fiscal Year Ended September 30,

	2001	2002	2003

Net loss, as reported	$(65,251)	$(274,115)	$(76,689)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(13,713)	(17,227)	(8,828)

Pro forma net loss	$(78,964)	$(291,342)	$(85,517)

Loss per share:
Basic-as reported	$(1.34)	$(5.57)	$(1.54)

Basic-pro forma	$(1.62)	$(5.92)	$(1.72)

Dilued - as reported	$(1.34)	$(5.57)	$(1.54)

Diluted - pro forma	$(1.62)	$(5.92)	$(1.72)

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 , Accounting for Derivative Instruments and Hedging Activities . SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of the standard will have a material impact on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of the standard will have a material impact on its financial position and results of operations.

Reclassifications - Certain amounts in the Company’s prior year financial statements have been reclassified to conform to their presentation in the current fiscal year.

NOTE 2: RESIZING COSTS

The semiconductor industry is volatile, with sharp periodic downturns and slowdowns. The industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment from 2001 through most of 2003. In fiscal 2002 and 2001, the Company developed resizing plans in response to these changes in the business environment with the intent to align its cost structure with anticipated revenue levels. Expenses associated with these cost containment activities were incurred and included downsizing and facility consolidations. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. Although the Company made every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In the fiscal 2003 the Company reversed $475 thousand of these resizing charges due to the actual severance cost associated with the terminated positions being less than those originally estimated. The Company recorded resizing charges of $19.7 million in fiscal 2002 and $4.2 million in fiscal 2001.

In addition to the formal resizing plans identified below, the Company continued to downsize its operations in fiscal 2003 and 2002. These downsizing efforts resulted in workforce reduction charges (severance) of $5.6 million in fiscal 2003 and $5.0 million in fiscal 2002 which were recorded as selling, general and administrative expenses and facility closure charges of $1.4 million in fiscal 2003 and $1.9 million in fiscal 2002 which were recorded as asset impairments.

A summary of the formal resizing plans initiated in fiscal 2002 and 2001 and acquisition restructuring plans initiated in fiscal 2001 appears below:

	(in thousands)
Fiscal 2001 and 2002 Resizing Plans and	Severance and
Acquisition Restructurings	Benefits	Commitments	Total

Provision for resizing plans in fiscal 2001	$4,166	$—	$4,166
Acquisition restructurings	84	1,402	1,486
Payment of obligations in fiscal 2001	(2,101)	(213)	(2,314)

Balance, September 30, 2001	2,149	1,189	3,338
Provision for resizing plans in fiscal 2002	10,379	9,282	19,661
Payment of obligations in fiscal 2002	(7,551)	(1,470)	(9,021)

Balance, September 30, 2002	4,977	9,001	13,978
Change in estimate	(475)		(475)
Payment of obligations in fiscal 2003	(3,590)	(3,211)	(6,801)

Balance, September 30, 2003	$912	$5,790	$6,702

The remaining balance of the resizing costs are included in accrued liabilities.

The individual resizing plans and acquisition restructuring plans initiated in fiscal 2002 and 2001 are identified below:

Charges in Fiscal Year 2002

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, the Company announced that it would close its substrate operations due to its high capital and operating cash requirements. As a result, the Company recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. By June 30, 2003 all the positions had been eliminated. The plans have been completed but cash payments for the severance charge are expected to continue through 2004 and cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, the Company wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003:

	(in thousands)
	Severance and
Fourth Quarter 2002 Charge	Benefits	Commitments	Total

Provision for resizing	$1,231	$7,280	$8,511

Balance, September 30, 2002	1,231	7,280	8,511
Change in estimate	(102)	—	(102)
Payment of obligations	(1,051)	(2,401)	(3,452)

Balance, September 30, 2003	$78	$4,879	$4,957

Third Quarter 2002

In the third quarter of fiscal 2002, the Company announced a resizing plan to reduce headcount and consolidate manufacturing in its test division. The resizing plan was a result of the Company’s decision to move towards a 24 hour per-day manufacturing model in its major U.S. wafer test facility, which would provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, the Company moved manufacturing of wafer test products from its facilities in Gilbert, Arizona and Austin, Texas to its facility in San Jose, California and Dallas, Texas and from its Kaohsuing, Taiwan facility to its Hsin Chu, Taiwan facility. The resizing plan includes a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. At September 30, 2003, all of the positions had been eliminated. The resizing plan also includes a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. Both facilities have been closed. The plans have been completed but cash payments for the severance are expected to continue through 2005 and cash payments for facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	(in thousands)
	Severance and
Third Quarter 2002 Charge	Benefits	Commitments	Total

Provision for resizing	$1,652	$452	$2,104
Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	1,105	233	1,338
Payment of obligations	(800)	(72)	(872)

Balance, September 30, 2003	$305	$161	$466

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

To reduce the Company’s short term cash requirements, the Company decided, in the fourth quarter of fiscal 2002, not to relocate either its hub blade manufacturing facility from the United States to China or its microelectronics product manufacturing from the United States to Singapore, as previously announced. This change in the Company’s facility relocation plan resulted in a reversal of $1.6 million of the severance resizing costs recorded in the second quarter of fiscal 2002.

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

In the second quarter of fiscal 2002, the Company closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore. These operations were absorbed into other company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit date that is associated with these closed test facilities.

The plans have been completed but cash payments for the severance charges and the facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

In the fourth quarter of fiscal 2002, the Company reversed $600 thousand of the severance resizing expenses and in the fourth quarter of fiscal 2003 the Company reversed $353 thousand of resizing expenses, previously recorded in the second quarter of fiscal 2002, due to actual severance costs associated with the terminated positions being less than those estimated as a result of employees leaving the Company before they were severed.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	(in thousands)
	Severance and
Second Quarter 2002 Charge	Benefits		Commitments	Total

Provision for resizing	$9,733	(1)	$1,550	$11,283
Change in estimate	(2,237)		—	(2,237)
Payment of obligations	(5,367	) (1)	(81)	(5,448)

Balance, September 30, 2002	2,129		1,469	3,598
Change in estimate	(353)		—	(353)
Payment of obligations	(1,284)		(719)	(2,003)

Balance, September 30, 2003	$492		$750	$1,242

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

	(in thousands)
	Severance and
Fourth Quarter 2001 Charge	Benefits	Commitments	Total

Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895
Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	512	—	512
Change in estimate	(20)		(20)
Payment of obligations	(455)	—	(455)

Balance, September 30, 2003	$37	$—	$37

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

	(in thousands)
	Severance and
Second Quarter 2001 Charge	Benefits	Commitments	Total

Provision for resizing	$1,709	$—	$1,709
Acquisition restructuring	84	562	646
Payment of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443
Payment of obligations	(94)	(330)	(424)

Balance, September 30, 2002	—	19	19
Payment of obligations	—	(19)	(19)

Balance, September 30, 2003	$—	$—	$—

NOTE 3: ASSET IMPAIRMENT

In addition to resizing costs (see Note 2), the Company terminated several of its major initiatives in its effort to more closely align its cost structure with expected revenue levels and wrote-down certain assets to their estimated fair market value. As a result, the Company recorded asset impairment charges of $10.5 million in fiscal 2003, $31.6 million in fiscal 2002 and $800 thousand in fiscal 2001.

Fiscal 2003

In fiscal 2003, the Company recorded an asset impairment charge of $10.5 million. The charge included: $6.9 million in its flip chip business unit to write-down assets to their estimated fair market value; $1.7 million associated with manufacturing equipment for a discontinued test product; $1.2 million associated with manufacturing equipment in a downsized test facility in Dallas, Texas; and $730 thousand resulting from the write-down of assets that were sold and assets that became obsolete. In the fourth quarter of fiscal 2003, the Company completed the sale of its sawing and hard material blades product lines as well as its polymer product line. As a result of these transactions, the Company recorded a loss of $5.3 million made up of asset write-offs of $6.5 million offset by cash proceeds of $1.2 million.

Fiscal 2002

In fiscal 2002, the Company recorded an asset impairment of $31.6 million. The charge included: $16.9 million due to the cancellation of a company-wide integrated information system; $8.4 million due to the write-off of assets associated with the closure of the substrates operation; $3.6 million for the write-off of development and license costs of certain engineering and manufacturing software; $1.4 million of write-offs associated with a closed wire facility in Taiwan; and $1.3 million related to leasehold improvements at the leased probe card manufacturing facilities in Malaysia and the United States, which were closed.

Fiscal 2001

In the fourth quarter of fiscal 2001, the Company recorded an asset impairment of $0.8 million related to the closure of a wire facility in the United States and the disposition of the associated equipment.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Effective October 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives will no longer be amortized under the provisions of this standard. Intangible assets with determinable lives will continue to be amortized over their estimated useful life. The standard also requires that an impairment test be performed to support the carrying value of goodwill and intangible assets at least annually. The Company’s goodwill impairment test utilizes discounted cash flows to determine fair value and comparative market multiples to corroborate fair value. The Company’s intangible assets other than goodwill are tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The Company’s intangible assets are comprised of customer accounts and complete technology in its test interconnect business segment. The Company manages and values its complete technology in the aggregate as one asset group.

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

Upon adoption of the standard in fiscal 2002, the Company reclassified $17.2 million of intangible assets relating to an acquired workforce in the test reporting unit into goodwill and correspondingly reduced goodwill by $4.9 million of goodwill associated with a deferred tax liability established for timing differences of U.S. income taxes on the workforce intangible. Also in fiscal 2002, the Company reduced goodwill associated with the test reporting unit by $1.5 million reflecting the settlement of a purchase price dispute with the former owners of Probe Technology and increased goodwill associated with its flip chip reporting unit by $96 thousand reflecting an increase in the cost to purchase the former joint venture partner’s equity share.

The Company has determined that its annual test for impairment of goodwill and intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. In the fourth quarter of fiscal 2002, the Company performed its impairment test on each of its five reporting units and determined that cash flow forecasts did not support the value of goodwill at several of its operating units. As a result, the

Company recognized a goodwill impairment loss of $72.0 million of the goodwill associated with its test reporting unit and a goodwill impairment loss of all the goodwill associated with its hub blade reporting unit in the amount of $2.3 million. In addition, in fiscal 2002 the Company also discontinued its substrate business and wrote-off all the substrate intangible assets of $1.1 million. In the fourth quarter of fiscal 2003 the Company performed its impairment test on its three remaining reporting units and determined that goodwill at its flip chip reporting unit could not be supported by its cash flow forecast. As a result, the Company recognized a goodwill impairment charge on all the goodwill associated with its flip chip reporting unit in the amount of $5.7 million.

The changes in the value of goodwill from September 30, 2001 to September 30, 2003 appear below:

	(in thousands)
		Advanced
	Packaging	Packaging
	Materials	Technology	Test	Book Value
	Segment	Segment	Segment	September 30,

Goodwill balance as of September 30, 2001	$31,980	$5,570	$112,924	$150,474
Reclassifications of intangibles upon adoption of SFAS 142, net of deferred tax liability of $4.9 million)	—	—	12,304	12,304
Goodwill impairment	(2,295)	—	(72,000)	(74,295)
Adjustment of purchase price related to Probe Tech and Flip Chip	(1)	97	(1,472)	(1,376)

Goodwill balance as of September 30, 2002	$29,684	$5,667	$51,756	$87,107
Goodwill impairment	—	(5,667)	—	(5,667)

Goodwill balance as of September 30, 2003	$29,684	$—	$51,756	$81,440

The changes in the value of intangible assets from September 30, 2001 to September 30, 2003 appear below:

	(in thousands)
				Total
	Customer	Complete	Acquired	Intangible
	Accounts	Technology	Workforce	Assets

Intangible balance at September 30, 2001	$37,675	$48,669	$17,181	$103,525
Reclassifications of intangibles upon adoption of SFAS 142	—	—	(17,181)	(17,181)
Write-off of substrate intangible assets	—	(1,091)	—	(1,091)
Adjustment to complete technology		142		142
Amortization	(4,112)	(5,774)	—	(9,886)

Intangible balance at September 30, 2002	33,563	41,946	—	75,509
Amortization	(4,112)	(5,148)	—	(9,260)

Intangible balance at September 30, 2003	$29,451	$36,798	$—	$66,249

At September 30, 2003 all intangible assets are recorded in the test business segment. The aggregate amortization expense related to these intangible assets for the twelve months ended September 30, 2003 was $9.3 million compared to $9.2 million in fiscal 2002 and $7.7 million in fiscal 2001. The aggregate amortization expense for each of the next five fiscal years is expected to be $9.3 million.

The following table presents pro forma net earnings and earnings per share data reflecting the impact of adoption of SFAS 142 as of the beginning of the first quarter of fiscal 2001:

	(in thousands,
	except per share data)
	Fiscal Year Ended

	September 30,
	2001	2002	2003

Reported net loss, before adoption of SFAS 142	$(65,251)	$(274,115)	$(76,689)
Addback:
Goodwill amortization, net of tax	9,587	—	—

Pro forma net loss	$(55,664)	$(274,115)	$(76,689)

Net loss per share, as reported:
Basic	$(1.34)	$(5.57)	$(1.54)
Diluted	$(1.34)	$(5.57)	$(1.54)
Goodwill amortization, net of tax per share:
Basic	$0.20	$—	$—
Diluted	$0.20	$—	$—
Pro forma net loss per share:
Basic	$(1.14)	$(5.57)	$(1.54)
Diluted	$(1.14)	$(5.57)	$(1.54)

NOTE 5: COMPREHENSIVE LOSS

At September 30, 2003, the components of Accumulated Other Comprehensive Loss, reflected in the Consolidated Statement of Changes in Shareholders’ Equity, net of related taxes, consisted of the following:

	(in thousands)
	September 30,

	2001	2002	2003

Loss from foreign currency translation adjustments	$(4,644)	$(3,914)	$(961)
Unrealized gain (loss) on investments, net of taxes	212	(52)	(1)
Minimum pension liability, net of tax	(5,091)	(7,494)	(6,756)

Other comprehensive loss	$(9,523)	$(11,460)	$(7,718)

NOTE 6: INVESTMENTS

At September 30, 2003 and 2002, no short-term investments were classified as held-to-maturity. Investments, excluding cash equivalents, classified as available-for-sale, consisted of the following at September 30, 2003 and 2002:

	(in thousands)
	September 30, 2002			September 30, 2003

		Unrealized			Unrealized
	Fair	Gains/	Cost	Fair	Gains/	Cost
Available-for-sale:	Value	(Losses)	Basis	Value	(Losses)	Basis

Government and Corporate debt securities	$18,950	$22	$18,928	$4,200	$—	$4,200
Adjustable rate notes	2,242	(105)	2,347	290	—	290
Equity securities	942	(127)	1,069	—		—

Short-term investments classified as available for sale	$22,134	$(210)	$22,344	$4,490	$—	$4,490

An after-tax unrealized loss of $52 thousand (net of taxes of $31 thousand) was recorded as a direct adjustment to shareholders’ equity at September 30, 2002. In fiscal 2003, the Company purchased $8.6 million of securities it classified as available-for-sale and sold $26.3 million of available-for-sale securities.

NOTE 7: BALANCE SHEET COMPONENTS

	(in thousands)
	September 30,

	2002	2003

Inventories
Raw materials and supplies	$39,477	$29,654
Work in process	18,549	11,788
Finished goods	17,708	12,279

	75,734	53,721
Inventory reserves	(24,847)	(15,815)

	$50,887	$37,906

	(in thousands)
	September 30,

	2002	2003

Property, Plant and Equipment
Land	$1,602	$1,602
Buildings and building improvements	34,314	32,914
Machinery and equipment	173,998	151,674
Leasehold improvements	12,745	15,362

	222,659	201,552
Accumulated depreciation	(132,917)	(140,314)

	$89,742	$61,238

	(in thousands)
	September 30,

	2002	2003

Accrued Expenes
Wages and benefits	$16,171	$17,537
Contractural commitments on closed facilities	10,586	5,777
Severance	4,942	3,365
Customer advances	4,616	2,549
Interest on long term debt	3,057	3,155
Other	13,209	9,502

	$52,581	$41,885

The Company had restricted cash balances of $2.8 million at September 30, 2003 and $3.2 million at September 30, 2002. These restricted cash balances were used to support letters of credit.

NOTE 8: DEBT OBLIGATIONS

At September 30, 2003, the Company had capital lease debt obligations of $374 thousand, of which $36 thousand was due within one year. The capital lease obligations, including interest are payable as follows: $50 thousand each year from fiscal 2004 through fiscal 2008 and $188 thousand thereafter. At September 30, 2002, the Company had capital lease obligations of $579 thousand, of which $186 thousand was due within one year.

In August 2001, the Company issued $125.0 million of convertible subordinated notes. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the convertible notes issued in December 1999. The notes bear interest at 5 1/4%, are convertible into the Company’s common stock at $19.75 per share and mature on August 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on February 15 and August 15 each year. The Company may redeem the notes in whole or in part at any time on or after August 19, 2004 at prices ranging from 102.1% at August 19, 2004 to 100.0% at August 15, 2006. At September 30, 2003, the fair value of the $125.0 million 5 1/4 % Convertible Subordinated Notes was $115.6 million.

In December 1999, the Company issued $175.0 million of convertible subordinated notes. The notes are general obligations of the Company and subordinated to all senior debt. The notes bear interest at 4 3/4%, are convertible into the Company’s common stock at $22.8997 per share and mature on December 15, 2006. There are no financial covenants associated with the notes and there are no restrictions on paying dividends, incurring additional debt or issuing or repurchasing the Company’s securities. Interest on the notes will be paid on June 15 and December 15 of each year. The Company may redeem the notes in whole or in part at any time after December 18, 2002 at prices ranging from 102.714% at December 19, 2002 to 100.0% at December 15, 2006. At September 30, 2003, the fair value the $175.0 million 4 3/4% Convertible Subordinated Notes was $154.9 million.

The Company is obligated to make annual cash interest payments of $14.9 million through fiscal 2005, $14.1 million in fiscal 2006 and $1.7 million in fiscal 2007 and principal payments of $125.0 million in fiscal 2006 and $175.0 million in fiscal 2007 on the $300.0 million of convertible subordinated notes.

In April 2001, the Company entered into a receivable securitization program in which the Company transferred all domestic account receivables to KSI Funding Corporation, a “bankruptcy remote” special purpose corporation and a wholly-owned subsidiary. Bankruptcy remote refers to a subsidiary that is operated and structured so that transfers of assets to it from a parent are characterized as true sales and are not available to creditors in the event of a bankruptcy of the parent until the obligations of the bankruptcy remote subsidiary are satisfied. Under the facility, KSI Funding Corporation could sell up to a $40.0 million interest in all of the Company’s domestic receivables. This facility was structured as a revolving securitization, whereby an interest in additional account receivables could be sold as collections reduced the previously sold interest. At September 30, 2001, the Company had sold receivables under this agreement amounting to $20.0 million. The Company terminated this agreement in July 2002. The Company accounted for its sale of receivables under the provision of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities.” This transfer of financial assets without recourse qualified as a sale under the provisions of SFAS 140. Upon the sale of the receivables, the receivables were removed from the Company’s balance sheet, and the cash received from the participating bank was recorded. The Company paid a fee to the participating bank at the bank’s A-1/P-1 commercial paper rate plus a program fee of 0.625%.

NOTE 9: SHAREHOLDERS’ EQUITY

Common Stock

In fiscal 2003, the Company’s common stock increased by $415 thousand reflecting the proceeds from the exercise of employee and director stock options and increased by $89 thousand due to a tax benefit associated with the exercise of the stock options. The Company’s common stock also increased due to the issuance of common stock as matching contributions to the Company’s 401(k) saving plan by $2.2 million, $2.5 million and $1.9 million in fiscal 2003, 2002 and 2001, respectively.

Stock Option Plans

The Company has five employee stock option plans (the “Employee Plans”) pursuant to which options have been or may be granted at 100% of the market price of the Company’s Common Stock on the date of grant. Options granted under the Employee Plans are exercisable at such dates as are determined in connection with their issuance, but not later than ten years after the date of grant. No compensation expense has been recognized related to our employee stock based plans.

The following summarizes all employee stock option activity for the three years ended September 30, 2003:

	(Option amounts in thousands)
	September 30,

	2001		2002		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of period	4,109	$10.82	5,832	$12.16	7,320	$12.91
Granted	2,544	14.23	2,519	14.64	2,459	3.45
Exercised	(141)	7.26	(160)	9.21	(91)	4.41
Terminated or canceled	(680)	12.84	(871)	13.52	(1,101)	10.48

Options outstanding at end of period	5,832	12.16	7,320	12.92	8,587	10.57

Options exercisable at end of period	1,915	10.09	2,922	11.02	4,453	11.84

The following table summarizes information concerning currently outstanding and exercisable employee options at September 30, 2003:

(Option amounts in thousands)
Options Outstanding						Options Exercisable

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of Exercise			Options	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price

$ 1.44	-	$ 3.21	1,941	8.6	$2.95	68	$2.95
$ 3.22	-	$ 6.41	562	3.0	5.51	500	5.50
$ 6.42	-	$ 9.62	866	4.4	6.72	866	6.72
$ 9.63	-	$12.03	465	7.0	10.24	255	10.20
$12.04	-	$16.03	2,785	5.9	13.76	1,762	13.67
$16.04	-	$19.24	1,916	6.2	16.57	965	17.00
$19.25		$22.44	7	3.6	19.44	5	19.48
$22.45		$28.86	33	4.1	28.50	25	28.50
$28.87		$32.06	12	6.4	32.06	7	32.06

			8,587	6.3	10.57	4,453	11.86

The Company also maintains two stock option plans for non-officer directors (the “Director Plans”) pursuant to which options to purchase shares of the Company’s Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options to purchase 452,240 shares at an average exercise price of $15.30 were outstanding under the Director Plans at September 30, 2003, of which options to purchase 269,240 shares were exercisable. In fiscal 2003, 2002 and 2001, there were 8,000, 6,000 and 24,000 options, respectively, exercised under the Director Plans at an average exercise price of $2.75, $1.69 and $4.21, respectively. No compensation expense has been recognized related to our Director stock based plans.

At September 30, 2003, 14.2 million shares were reserved for issuance and 4.4 million shares were available for grant in connection with the Employee Plans and 942,000 shares were reserved for issuance and 480,000 shares were available for grant in connection with a Director Plan.

NOTE 10: EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the three years before retirement. The Company’s funding policy is consistent with the funding requirements of U.S Federal employee benefit and tax laws. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation.

Detailed information regarding the Company’s defined benefit pension is as follows:

	(in thousands)
	Fiscal Year Ended September 30,

	2001	2002	2003

Change in benefit obligation:
Benefit obligations at beginning of year:	$13,763	$15,359	$17,587
Interest cost	1,051	1,094	1,122
Benefit paid	(548)	(636)	(678)
Actuarial (gain) loss	1,093	1,770	1,336

Benefit obligation at end of year	$15,359	$17,587	$19,367

Change in plan assets:
Fair value of plan assets at beginning of year:	$12,394	$11,181	$9,084
Actual return on plan assets	(2,520)	(1,612)	2,357
Employer contributions	1,855	151	1,635
Benefits paid	(548)	(636)	(678)

Fair value of assets at end of year	$11,181	$9,084	$12,398

Reconciliation of funded status:
Funded status	$(4,178)	$(8,503)	$(6,968)
Unrecognized actuarial loss	7,832	11,530	10,395

Net amount recognized at year-end	$3,654	$3,027	$3,427

Amount recognized in the statement of financial position consists of:
Accrued benefit liability	$(4,178)	(8,503)	$(6,968)
Accumulated other comprehensive income/Unrecognized net loss	7,832	11,530	10,395

Net amount recognized at year-end	$3,654	$3,027	$3,427

Components of net periodic benefit cost:
Interest Cost	$1,051	1,094	$1,122
Expected return on plan assets	(1,018)	(875)	(751)
Recognized actuarial loss	186	560	865

Net periodic benefit cost	$219	$779	$1,236

Weighted-average assumptions as of September 30:
Discount rate	7.25%	6.50%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	*	*	*

* Not applicable due to the December 31, 1995 benefit freeze

Plan assets include equity and fixed-income securities. At September 30, 2003, 150,000 shares of the Company’s common stock with a fair value of $1.6 million was included in the Plan assets.

The Company’s foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. On a consolidated basis, pension expense was $2.5 million, $1.4 million and $1.2 million, in fiscal 2003, 2002 and 2001, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan totaled $2.2 million, $2.5 million and $1.9 million in fiscal 2003, 2002 and 2001, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 11: INCOME TAXES

Income (loss) before income taxes consisted of the following:

	(in thousands)
	Fiscal Year Ended September 30,

	2001	2002	2003

United States operation	$(116,113)	$(277,947)	$(79,078)
Foreign operations	37,382	36,393	9,983

	$(78,731)	$(241,554)	$(69,095)

The provision (benefit) for income taxes included the following:

	(in thousands)
	Fiscal Year Ended September 30,

	2001	2002	2003

Current:
Federal	$9,017	$(7,376)	$—
State	300	20	—
Foreign	6,596	7,109	7,594
Deferred:
Federal	(37,556)	32,808	—
Foreign	—	—	—

	$(21,643)	$32,561	$7,594

The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

	(in thousands)
	Fiscal Year Ended September 30,

	2001	2002	2003

Computed income tax expense (benefit) based on U.S. statutory rate	$(27,556)	$(84,544)	$(24,183)
Effect of earnings of foreign subsidiaries subject to different tax rates	3,263	708	(1,565)
Benefits from Israeli and Singapore Approved Enterprise Zones	(2,870)	(5,890)	706
Tax credit write-offs	—	12,167	—
Benefits of net operating loss and tax credit carryforwards and change in valuation allowance	(178)	65,327	12,059
Non-deductible goodwill impairment and amortization	3,499	22,475	—
Foreign dividends	1,137	24,968	19,600
Write off of In-Process Research and Development	3,953	(343)	—
Effect of revisions of permanent items	(2,015)	(2,456)	—
State income tax benefit	(1,488)	—	—
Other, net	612	149	977

	$(21,643)	$32,561	$7,594

In fiscal 2001, the Company recorded a cumulative effect of a change in accounting principle associated with the adoption of SAB 101, resulting in a charge to earnings of $8.2 million, net of taxes of $4.4 million.

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $125.5 million at September 30, 2003. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings approximating $58.9 million are not considered to be indefinitely reinvested in foreign operations. Accordingly, as of September 30, 2003, deferred tax liabilities of $23.4 million including withholding taxes have been provided. The Company expects to repatriate approximately $24.0 million of the $58.9 million of above-mentioned foreign earnings in fiscal 2004.

Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities as measured by the current tax rates. The net deferred tax balance is composed of the tax effects of cumulative temporary differences, as follows:

	(in thousands)
	September 30,

	2002	2003

Inventory reserves	$3,570	$3,343
Warranty accrual	279	339
Other accruals and reserves	11,986	6,893
Revenue recognition	237	125

Total short-term deferred tax asset	$16,072	$10,700

Intangible assets	$7,924	$7,901
Domestic tax credit carryforwards	5,706	4,847
Foreign tax credit carryforwards	0	0
Domestic NOL carryforwards	79,592	89,811
Foreign NOL carryforwards	12,090	14,435

	105,312	116,994
Valuation allowance	(86,749)	(100,728)

Total long-term deferred tax asset	$18,563	$16,266

Repatriation of foreign earnings, including foreign withholding taxes	$26,611	$23,441
Depreciable assets	2,658	(24)
Intangible assets	23,383	20,845
Prepaid expenses and other	2,685	3,406

Total long-term deferred tax liability	$55,337	$47,668

Net long-term deferred liability	$36,774	$31,402

The Company has U.S. net operating loss carryforwards, state net operating loss carryforwards, and tax credit carryforwards of approximately $217.9 million, $102.4 million, and $4.8 million, respectively, that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in 2009 through 2022.

During the year ended September 30, 2001, the Company through the acquisition of Cerprobe, acquired additional federal tax loss carryforwards of approximately $5.5 million which expire in 2020. Additionally, as part of the Cerprobe acquisition, the Company acquired approximately $3.9 million in state loss carryforwards. As utilization of these losses is not assured, more likely than not, the Company has provided a full valuation allowance on the benefit associated with them. In the event the tax benefits related to these acquired net operating losses are realized, such benefit would reduce the recorded amount of goodwill.

In the fourth quarter of fiscal 2002, as part of the income tax provision for the period, the Company recorded a charge of $65.3 million through the establishment of a valuation allowance against its deferred tax asset consisting primarily of U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its recent losses, which are given substantially more weight than forecasts of future profitability in the evaluation. No tax benefits were recorded in respect of U.S. net operating losses incurred during fiscal 2003. The Company established a valuation allowance of $12.1 million is fiscal 2003 against U.S and foreign net operating losses. Until the Company utilizes these U.S. operating loss carryforwards, its income tax provision will reflect only foreign taxation.

The Company also has generated losses in certain foreign jurisdictions totaling approximately $46.0 million. Similar to the situation with the U.S., realization of the benefit associated with these foreign loss carryforwards cannot be assured and a full valuation allowance has been provided against the deferred tax assets associated with these carryforwards.

NOTE 12: SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

The Company operates primarily in four industry segments: equipment, packaging materials, test interconnect solutions and advanced packaging technologies. The equipment business segment designs, manufactures and markets capital equipment and related spare parts for use in the semiconductor assembly process. The equipment segment also services, maintains, repairs and upgrades assembly equipment. The packaging materials business segment designs, manufactures and markets consumable packaging materials for use on the equipment the Company markets as well as on competitors’ equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company’s capital equipment. The test interconnect business segment was established in fiscal 2001, following the acquisitions of Cerprobe and Probe Tech. The business provides a broad range of products used to test semiconductors during wafer fabrication and after they have been assembled and packaged. The advanced packaging technology business segment was established in fiscal 1999 to reflect the Company’s strategic initiative to develop new technologies for advanced semiconductor packaging. In fiscal 2003, operating results of this business segment were comprised of the Company’s flip chip business unit. The fiscal 2002 and 2001 operating results of this business segment included the results of our former high density substrate business unit in addition to our flip chip business unit. In order to reduce costs, the high density substrate business unit was closed in the fourth quarter of fiscal 2002. The products and services of all segments are for sale to semiconductor device manufacturers.

The table below presents information about reported segments:

	(in thousands)
		Packaging	Advanced		Corporate,
Fiscal Year Ended	Equipment	Materials	Packaging	Test	Other and
September 30, 2003	Segment	Segment	Segment	Segment	Eliminations	Consolidated

Net revenue	$198,447	$174,471	$16,521	$104,882	$—	$494,321
Cost of sales	129,092	132,779	21,154	87,856	—	370,881

Gross profit	69,355	41,692	(4,633)	17,026	—	123,440
Operating costs	67,490	25,408	5,509	41,223	15,463	155,093
Resizing	(175)	(20)	(102)	(103)	(75)	(475)
Asset impairment	17	385	7,002	3,098	—	10,502
Goodwill impairment	—	—	5,667	—	—	5,667

Income (loss) from operations	$2,023	$15,919	$(22,709)	$(27,192)	$(15,388)	$(47,347)

Segment Assets	$86,650	$94,466	$6,101	$166,467	$89,177	$442,861
Capital Expenditures	1,433	4,604	871	4,067	—	10,975
Depreciation expense	7,797	5,879	4,045	9,038	—	26,759

		Packaging	Advanced		Corporate,
Fiscal Year Ended	Equipment	Materials	Packaging	Test	Other and
September 30, 2002	Segment	Segment	Segment	Segment	Eliminations	Consolidated

Net revenue	$169,469	$157,176	$23,317	$114,698	$—	$464,660
Cost of sales	142,965	118,080	25,068	79,686	—	365,799

Gross profit	26,504	39,096	(1,751)	35,012	—	98,861
Operating costs	85,020	27,242	21,087	52,117	16,480	201,946
Resizing	4,781	167	9,720	4,715	278	19,661
Asset impairment	2,165	2,874	8,402	1,245	16,908	31,594
Goodwill impairment	—	2,295	—	72,000		74,295

Income (loss) from operations	$(65,462)	$6,518	$(40,960)	$(95,065)	$(33,666)	$(228,635)

Segment Assets	$119,831	$87,689	$21,101	$175,480	$134,581	$538,682
Captial Expenditures	5,237	6,020	7,676	1,452	—	20,385
Depreciation expense	8,898	5,564	7,671	10,210	—	32,343

		Packaging	Advanced		Corporate,
Fiscal Year Ended	Equipment	Materials	Packaging	Test	Other and
September 30, 2001	Segment	Segment	Segment	Segment	Eliminations	Consolidated

Net revenue	$249,952	$150,945	$37,216	$116,890	$—	$555,003
Cost of sales	166,359	110,570	31,274	84,401	—	392,604

Gross profit	83,593	40,375	5,942	32,489	—	162,399
Operating costs	103,386	28,667	25,395	54,169	15,671	227,288
Resizing	2,223	1,621	—	270	52	4,166
Asset impairment	—	800	—	—	—	800
Purchased in-process research and development	—	—	—	11,709	—	11,709

Income (loss) from operations	$(22,016)	$9,287	$(19,453)	$(33,659)	$(15,723)	$(81,564)

Segment Assets	$155,220	$86,113	$38,260	$270,506	$227,327	$777,426
Captial Expenditures	24,754	8,028	9,396	6,458	—	48,636
Depreciation expense	10,760	3,973	8,057	7,302	—	30,092

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

The Company’s market for its products is worldwide. The table below presents destination sales to unaffiliated customers and long-lived assets by country:

	(in thousands)
	Destination	Non-Corporate
Fiscal year ended September 30, 2003	Sales	Assets(1)

United States	$104,067	$236,941
Taiwan	98,712	5,989
Malaysia	59,679	43
Singapore	47,016	70,333
Korea	40,933	101
Japan	24,107	9,919
Philippines	19,870	199
Hong Kong	15,060	126
China	13,296	6,315
Israel	2,641	9,192
All other	68,940	14,526

	$494,321	$353,684

	Destination	Non-Corporate
Fiscal year ended September 30, 2002	Sales	Assets(1)

United States	$130,934	$284,955
Taiwan	112,155	7,149
Malaysia	45,956	83
Singapore	40,389	69,113
Korea	17,846	222
Japan	17,294	5,254
Philippines	15,167	69
Hong Kong	11,275	129
Israel	3,135	21,201
All other	70,509	15,926

	$464,660	$404,101

	Destination	Non-Corporate
Fiscal year ended September 30, 2001	Sales	Assets(1)

United States	209,273	445,279
Taiwan	$66,078	$8,221
Singapore	59,749	44,561
Malaysia	42,656	97
Japan	31,810	8,886
Philippines	29,613	269
Hong Kong	15,690	214
Korea	11,041	186
Israel	3,504	28,774
All other	85,589	13,612

	$555,003	$550,099

(1)  Corporate assets include cash, deferred tax assets and deferred financing expenses.

NOTE 13: ACQUISITIONS AND PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In November 2000, the Company completed a tender offer for 100.0% of the outstanding shares of Cerprobe Corporation (“Cerprobe”) for $20 per share. The total purchase price of Cerprobe, including transaction costs, the assumption of acquisition related liabilities and debt repayment, was approximately $225.0 million, payable in cash. In December 2000, the Company purchased all the outstanding shares of Probe Technology Corporation (“Probe Tech”) for approximately $65.0 million, including transaction costs and the assumption of acquisition related liabilities, payable in cash. Both Cerprobe and Probe Tech design and manufacture semiconductor test interconnect solutions. The operations of these two companies have been combined to create a test division, which is disclosed as a separate business segment for financial reporting purposes. The acquired assets of Probe Tech included a minority interest in a foreign subsidiary.

The acquisitions were recorded using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. The Company allocated a portion of the purchase price for each acquisition to intangible assets valued using a discount rate of 25.0% for Cerprobe and 18.0% for Probe Tech. The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use and to which technological feasibility had not been established totaled $11.3 million for Cerprobe and $0.4 million for Probe Tech. These amounts were charged to expense as of the acquisition dates. The Company received a waiver of a bank covenant under its then existing bank revolving credit facility, which limited the amount the Company could spend on acquisitions, in order to complete the Cerprobe and Probe Tech acquisitions. The Company borrowed $55.0 million under its bank revolving credit facility to partially fund the purchase of Probe Tech.

Pro forma operating results for the year ended September 30, 2001 assuming the acquisitions of Cerprobe and Probe Tech were consummated on October 1, 1999 appears below. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of the future operating results of the combined businesses.

(unaudited)
(in thousands, except per share data)
Fiscal year ended September 30,

2001

Net Sales	$582,426
Net Income (loss)	$(67,732)
Diluted net income (loss) per share	$(1.39)

The components of the purchase price allocation for the acquisitions of Cerprobe and Probe Tech are as follows:

	(in thousands)
	Cerprobe	Probe Tech

Current assets	$44,223	$12,180
Property, plant, equipment and other long term assets	27,241	8,948
Acquired intangibles	80,800	30,253
Acquired in-process research and development	11,295	414
Goodwill	105,510	16,298
Less: Liabilities assumed	(75,573)	(3,432)

Total	$193,496	$64,661

The intangible assets resulting from the acquisitions are being amortized on a straight-line basis over a 10-year period.

A lawsuit between Cerprobe and the former president, director and shareholder of Silicon Valley Test & Repair, Inc. (a company acquired by Cerprobe Corporation in January 1997) was settled and dismissed in June 2001, with Cerprobe paying $280 thousand in attorney’s fees to opposing counsel. This amount was allocated to goodwill in the opening balance sheet, as a cost of the Cerprobe acquisition.

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

In the valuation of in-process technology, the Company utilized a variation of the income approach. The Company forecasted revenue, earnings and cash flow for the products under development. Revenues were projected to extend out over the expected useful lives for each project. The technology was then valued through the application of the Discounted Cash Flow method. Values were calculated using the present value of their projected future cash flow at discount rates of between 28.4% and 49.1%. The Company anticipated that some of these projects might take longer to develop than originally thought and that some of these projects may never be marketable and there is a risk that the anticipated future cash flows might not be achieved. Of the 16 ongoing R&D projects at the time of the acquisition five have been completed, one is still in progress, four have been cancelled due to overlapping technology with our Cobra line of vertical test products, and six were cancelled due to nonproductive results. The Company believes that the expected returns of the completed and in-process R&D projects will be realized. The Company also believes that future revenues from existing Cobra products will offset the expected future revenues from the R&D projects that were cancelled due to the overlapping technology and that there will be no adverse material impact on the Company’s future operating results or the expected return on its investment in the acquired companies. The six projects that were cancelled due to lack of productive results will not have a material impact on our future operating results and expected return on our investment in the acquired companies.

The major R&D projects in process at the time of the acquisition, along with their current status and estimated time for completion are as follows:

(dollars in thousands)
			Estimated	Current
			Cost to	Projected
	Value	Percentage	Complete	Product	Current
	Assigned	Complete	Project	Launch	Status of
R&D project	at Purchase(2)	at Purchase	at Purchase	Date	Project

Next generation contact technology	$2,700	10%	$290	N/A	Cancelled
Socket testing capability for CSP and BGA packages	$2,000	50%	$65	N/A	Complete
ViProbe pitch reduction	$1,600	40%	$89	N/A	Cancelled (1)
Vertical space transformer	$1,500	25%	$278	N/A	Cancelled (1)
Extension of P4 technology to vertical test configuations	$1,300	40%	$229	N/A	Cancelled (1)
Low-force, high-density interface using P4 technology	$1,300	30%	$138	N/A	Cancelled
					4 complete;
All other projects combined				Q2 2004	1 in process;
(total of ten projects)	$1,300	10-90%	$576		5 cancelled

(1)	The Company purchased two companies; Cerprobe Corporation (“Cerprobe”) and Probe Technology Corporation (“Probe Tech”) that design and manufacture semiconductor test interconnect solutions, in its fiscal year 2001. Subsequent to the acquisitions, the Company determined that the vertical probe technology designed and marketed by Probe Tech was superior to the vertical probe technology of Cerprobe. The Company then shifted its R&D efforts to further enhancement of the Probe Tech vertical probe technology and cancelled the R&D projects at Cerprobe that were enhancing the Cerprobe vertical probe technology. The R&D projects identified by (1) in the above table were Cerprobe projects that were cancelled due to the shift in focus to the Probe Tech vertical probe technology. The Company expect the future revenue from the Probe Tech vertical probe technology will replace the anticipated revenue from the Cerprobe vertical probe R&D projected that have been cancelled.

(2)	The Value Assigned at Purchase reflects the present value of the anticipated future cash flow generated from each R&D project from its launch date through the expected life of the product.

NOTE 14: OTHER FINANCIAL DATA

The Company recorded other income of $2.0 million in fiscal 2002 and $8.0 million in fiscal 2001 as the result of a cash settlement of an insurance claim associated with a fire in the Company’s expendable tool facility.

Maintenance and repairs expense totaled $4.4 million, $5.2 million and $5.6 million for fiscal 2003, 2002 and 2001, respectively. Warranty and retrofit expense was $2.5 million, $3.4 million and $3.5 million for fiscal 2003, 2002 and 2001, respectively.Rent expense for fiscal 2003, 2002 and 2001 was $13.5 million, $14.0 million and $7.8 million, respectively.

The Company’s basic and diluted weighted average share outstanding were the same in fiscal 2003, 2002 and 2001 due to the Company’s net loss in each of those fiscal years which caused all potentially dilutive securities to be deemed antidilutive. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) was 14,907,000 in fiscal 2003, 15,217,000 in fiscal 2002 and 9,382,000 in fiscal 2001.

NOTE 15: GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit to guarantee payments for employee benefit programs and a facility lease. The standby letters of credit were issued in lieu of cash security deposits.

The table below identifies the guarantees under the standby letters of credit:

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee

Security deposit for payment of employee health benefits	Expires June 2004	$1,710
Security deposit for payment of employee worker compensation benefits	Expires July and October 2004	684
Security deposit for a facility lease	Expires July 2004	300

		$2,694

The table below details the activity related to the Company’s reserve for product warranties which is included in accrued expenses in the balance sheet at September 30, 2003:

(in thousands)
Reserve for
Product
Warranty

Reserve for product warranty at September 30, 2002	$837
Provision for product warranty	2,477
Product warranty	(2,306)

Reserve for product warranty at September 30, 2003	$1,008

Commitments and Contingencies

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2012. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows: $12.4 million in fiscal 2004; $11.4 million in fiscal 2005; $5.0 million in fiscal 2006; $3.4 million in fiscal 2007; $2.5 million in 2008 and $11.1 million thereafter.

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

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In fiscal 2003 and 2002, sales to Advanced Semiconductor Engineering accounted for 13% and 12%, respectively, of the Company’s net sales. In fiscal 2001, no customer accounted for more than 10% of net sales The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2003 and 2002, Advanced Semiconductor Engineering accounted for 10% and 17%, respectively, of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2003 and 2002. The reduction or loss of orders from a significant customer could adversely affect the Company’s business, financial condition, operating results and cash flows.

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

NOTE 16: SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Financial information pertaining to quarterly results of operations follows:

Fiscal Year ended September 30, 2003:

		(in thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$111,371	$125,938	$127,723	$129,289	$494,321
Gross profit	27,331	32,518	31,264	32,327	123,440
Loss from operations(1)(2)	(12,620)	(11,738)	(5,828)	(17,161)	(47,347)
Loss before income taxes	(16,629)	(15,973)	(10,002)	(26,491)	(69,095)
Provision (benefit) for income tax	1,026	3,318	1,350	1,900	7,594

Net loss	$(17,655)	$(19,291)	$(11,352)	$(28,391)	$(76,689)

Net loss per share:
Basic	$(0.36)	$(0.39)	$(0.23)	$(0.57)	$(1.54)
Diluted	$(0.36)	$(0.39)	$(0.23)	$(0.57)	$(1.54)

Fiscal Year ended September 30, 2002:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$103,155	$106,917	$132,418	$122,170	$464,660
Gross profit	25,387	10,632	35,020	27,822	98,861
Loss from operations(1)(3)	(21,532)	(56,461)	(17,163)	(133,479)	(228,635)
Loss before income taxes	(24,934)	(59,799)	(20,747)	(136,074)	(241,554)
Provision (benefit) for income tax	(7,481)	(16,244)	(2,645)	58,931	32,561

Net loss	$(17,453)	$(43,555)	$(18,102)	$(195,005)	$(274,115)

Net loss per share:
Basic	$(0.36)	$(0.89)	$(0.37)	$(3.95)	$(5.57)
Diluted	$(0.36)	$(0.89)	$(0.37)	$(3.95)	$(5.57)

(1)	Represents net sales less costs and expenses but before net interest expense and other income.

(2)	Results for fiscal 2003 include: a reversal of prior year resizing charges in the first and fourth quarters of $205 thousand and $270 thousand, respectively (See Note 2); asset impairment charges(reversals) in the first, second, third and fourth quarters of $121 thousand, $1.7 million, $1.2 million and $7.7 million, respectively (See Note 3); goodwill impairment in the fourth quarter of $5.7 million (See Note 4); severance associated with workforce reductions in our continuing businesses in the first, second, third and fourth quarters of $1.6 million, $2.6 million, $1.0 million and $500 thousand, respectively; and inventory write-downs of in the second, third and fourth quarters of $1.0 million, $3.2 million and $900 thousand, respectively.

(3)	Results for fiscal 2002 include: resizing charges in the second, third and fourth quarters of $11.3 million, $2.1 million and $6.3 million, respectively (See Note 2); asset impairment charges in the second and fourth quarters of $4.9 million and $26.7 million, respectively (See Note 3); goodwill impairment in the fourth quarter of $74.3 million (See Note 4); $5.0 million of severance associated with workforce reductions in our continuing businesses in the fourth quarter; and inventory write-downs of $13.3 million (to costs of goods sold) in the second quarter and $1.1 million in the fourth quarter..

NOTE 17: SUBSEQUENT EVENT (Unaudited)

In the first quarter of fiscal 2004, the Company issued $205.0 million of five-year convertible subordinated notes. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the convertible notes issued in December 1999 and August 2001. The notes bear interest at 0.5%, are convertible into the Company’s common stock at $20.33 per share and mature on November 30, 2008. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year.

In November 2003, the Company notified the holders of its $175.0 million 4 .75% convertible subordinated notes due December 15, 2006 that the notes will be redeemed in their entirety on December 26, 2003 at a redemption price equal to 102.036% of the principal amount plus interest accrued through the date of redemption. The Company intends to use the majority of the proceeds from the above mentioned $205 million note offering to fund the redemption of these notes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2003, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls

There was not any change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required hereunder with respect to the directors will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2004 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 401(b) of Regulation S-K appears at the end of Part I, Item 1 of this report under the heading “Executive Officers of the Company.”

The information required by Item 406 of Regulation S-K will appear under the heading “OTHER MATTERS” in the Company’s Proxy Statement for the 2004 Annual Meeting, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

The information required hereunder will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2004 Annual Meeting, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2004 Annual Meeting, which information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2003:

	(share amounts in thousands)
	Number of securities	Weighted-average	Number of securities
	to be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under equity
	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders	7,430	$11.35	3,902
Equity compensation plans not approved by security holders	1,609	$8.25	920

Total	9,039	$10.81	4,822

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required hereunder will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2004 Annual Meeting, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to SEC Release No. 33-8183 (as corrected by Release No 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Auditors	53
	Consolidated Balance Sheets at September 30, 2003 and 2002	54
	Consolidated Statements of Operations for the fiscal years ended September 30, 2003, 2002 and 2001	55
	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2003, 2002 and 2001	56
	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended September 30, 2003, 2002 and 2001	57
	Notes to Consolidated Financial Statements	58-87
(2)	Financial Statement Schedules:
	II - Valuation and Qualifying Accounts	93

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

EXHIBIT
NUMBER	ITEM

2(i)	Agreement and Plan of Merger, dated as of October 11, 2000, by and among Kulicke and Soffa Industries, Inc., Cardinal Merger Sub., Inc. and Cerprobe Corporation is incorporated herein by reference from Exhibit D(1) to the Company’s Form TO filed on October 25, 2000.

2(ii)	Stock Option Agreement, dated October 11, 2000, by and among Kulicke and Soffa Industries, Inc., Cardinal Merger Sub., Inc. and Cerprobe Corporation, is incorporated herein by reference from Exhibit D(2) to the Company’s Form TO filed on October 25, 2000.

2(iii)	Form of Affiliate Tender Agreement, dated as of October 11, 2000, between Kulicke and Soffa Industries, Inc. and certain stockholders of Cerprobe Corporation, filed as Exhibit 4 to Kulicke and Soffa Industries, Inc.’s Schedule 13D filed on October 23, 2000 is incorporated herein by reference.

3(i)	The Company’s Form of Amended and Restated Articles of Incorporation dated June 14, 2002, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by reference.

3(ii)	The Company’s By-Laws, as amended through June 26, 1990, filed as Exhibit 2.2 to the Company’s Form 8-A12G dated September 8, 1995, SEC file No. 000-00121, is incorporated herein by reference.

4(i)	Indenture dated as of December 13, 1999 between the Company and Chase Manhattan Trust Company,

EXHIBIT
NUMBER	ITEM

National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated December 13, 1999, is incorporated herein by reference.

4(ii)	Registration Rights Agreement dated as of December 13, 1999 between the Company and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Form 8-K dated December 13, 1999, is incorporated herein by reference.

4(iii)	Indenture dated as of August 15, 2001 between the Company and Chase Manhattan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated August 24, 2001, is incorporated herein by reference.

4(iv)	Rights Agreement dated as of August 15, 2001 between the Company and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Form 8-K dated August 24, 2001, is incorporated herein by reference.

10(i)	The Company’s 1988 Employee Incentive Stock Option and Non- Qualified Stock Option Plan (as amended and restated effective March 21, 2003).*

10(ii)	The Company’s 1988 Non-Qualified Stock Option Plan for Non-Officer Directors (as amended and restated effective February 9, 1999), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10(iii)	The Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003).*

10(iv)	Gold Supply Agreement, as amended October 2, 1995 between American Fine Wire Corporation, et al, and Rothschild Australia Limited, filed as Exhibit 10.1 to the Company’s Form 8-K dated September 14, 1995 as amended by Form 8-K/A on October 26, 1995, SEC file No. 000-00121, is incorporated herein by reference.

10(v)	Operating Agreement of Flip Chip Technologies, LLC dated February 28, 1996, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, is incorporated herein by reference.

10(vi)	The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003).*

10(vii)	Convertible Loan Agreements between the Company, Flip Chip Technologies, LLC and Delco Electronics Corporation dated June 16, 1997, October 30, 1997, February 18, 1998 and November 19, 1998 filed as Exhibit 10(xviii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is incorporated herein by reference.

10(viii)	The Company’s Executive Incentive Compensation Plan (as amended through October 14, 1997), filed as Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.*

10(ix)	The Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003).*

10(x)	The Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999), as Exhibit 10(xiv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.*

EXHIBIT
NUMBER	ITEM

10(xi)	Amendment No. 1 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999), filed as Exhibit 10(xxvi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.*

10(xii)	Amendment No. 2 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999), filed as Exhibit 10(xxvii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.*

10(xiii)	Amendment No. 3 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999), filed as Exhibit 10(xxiv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is hereby incorporated by reference.*

10(xiv)	Amendment No. 4 to the Company’s Executive Deferred Compensation Plan (as amended and restated effective October 1, 1999), filed as Exhibit 10(xxv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is hereby incorporated by reference.*

10(xv)	The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003).*

10(xvi)	Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2(a) - 30 months), and Messrs. Carson, Jacobi, Lendner, Salmons, Sawachi, Belani, Chylak, Cristallo, Torton, Amweg, Camarda, Hartigan, Kish, Mak, Rheault, Beatson and Wennberg (Section 2(a) - 18 months), filed as Exhibit 10(vii) to the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2000, is incorporated herein by reference.*

10(xvii)	Receivables purchase agreement among KSI Funding Corporation, Kulicke and Soffa Industries, Inc., Market Street Funding Corporation, and PNC Bank, National Association dated April 17, 2001, as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended June 30, 2001, is incorporated herein by reference.

10(xviii)	Purchase and sale agreement between American Fine Wire Corporation, Cerprobe Corporation, Kulicke and Soffa Industries, Inc., Probe Technology Corporation and Semitec, as the Originators, and KSI Funding Corporation, dated April 17, 2001, as filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended June 30, 2001, is incorporated herein by reference.

10(xix)	The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003).*

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Accountants).

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	ITEM

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a Management Contract or Compensatory Plan.

(b)	Reports on Form 8-K:

The Company filed a current report on Form 8-K on July 24, 2003 making an Item 5 disclosure announcing its financial results for the third fiscal quarter ended June 30, 2003. A copy of the Company’s earnings release was filed as exhibit 99.1.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts
(in thousands)

	Balance	Charged to		Other				Balance
	at beginning	costs and		Additions		Deductions		at end
	of period	expenses		(describe)		(describe)		of period

Year ended September 30, 2001
Allowance for doubtful accounts	$4,355	$1,406		$816	(3)	$335	(1)	$6,242

Inventory reserve	$16,241	$18,095		$1,003	(3)	$6,230	(2)	$29,109

Valuation allowance for deferred taxes	$12,724	$7,926	(4)	$1,929	(3)	$1,855	(5)	$20,724

Year ended September 30, 2002
Allowance for doubtful accounts	$6,242	$158		$—		$367	(1)	$6,033

Inventory reserve	$29,109	$14,362		$—		$18,624	(2)	$24,847

Valuation allowance for deferred taxes	$20,724	$66,025	(6)	$—		$—		$86,749

Year ended September 30, 2003
Allowance for doubtful accounts	$6,033	$519		$—		$623	(1)	$5,929

Inventory reserve	$24,847	$3,490		$(2,930	)(7)	$9,592	(2)	$15,815

Valuation allowance for deferred taxes	$86,749	$13,979	(6)	$—		$—		$100,728

(1)	Bad debts written off.

(2)	Disposal of excess and obsolete inventory.

(3)	Reflects adjustment for reserves acquired.

(4)	Reflects the increase in the valuation allowance associated with net operating losses of certain of the Company’s subsidiaries.

(5)	Reversal of valuation allowance provided for a domestic subsidiary of the Company.

(6)	Reflects the increase in the valuation allowance associated with the Company’s U.S. net operating losses and tax credit carryforwards.

(7)	Reflects the sales of the assets of the Company’s sawing and hub blades products lines.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/	C. SCOTT KULICKE

C. Scott Kulicke
Chairman of the Board and
Chief Executive Officer

Dated:		December 18, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. SCOTT KULICKE

C. Scott Kulicke	Chairman of the Board	December 18, 2003
(Principal Executive Officer)	and Director

/s/ MAURICE E.CARSON

Maurice E. Carson	Vice President and	December 18, 2003
(Principal Financial and Accounting	Chief Financial Officer
Officer)

/s/ BRIAN R. BACHMAN

Brian R. Bachman	Director	December 18, 2003

/s/ PHILIP V. GERDINE

Philip V. Gerdine	Director	December 18, 2003

/s/ JOHN A. O’STEEN

John A. O’Steen	Director	December 18, 2003

/s/ ALLISON F. PAGE

Allison F. Page	Director	December 18, 2003

/s/ MACDONELL ROEHM, JR.

MacDonell Roehm, Jr.	Director	December 18, 2003

/s/ LARRY D. STRIPLIN, JR.

Larry D. Striplin, Jr.	Director	December 18, 2003

/s/ BARRY WAITE

Barry Waite	Director	December 18, 2003

/s/ C. WILLIAM ZADEL

C. William Zadel	Director	December 18, 2003

EXHIBIT INDEX

EXHIBIT
NUMBER	ITEM

10(i)	The Company’s 1988 Employee Incentive Stock Option and Non- Qualified Stock Option Plan (as amended and restated effective March 21, 2003).

10(iii)	The Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003).

10(vi)	The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003).

10(ix)	The Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003).

10(xv)	The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003).

10(xix)	The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003).

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Accountants)

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.