Form 10-Q
period 2003-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2004-02-13
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  [X]  No  [  ]

     As of February 2, 2004, there were 50,649,826 shares of the Registrant’s Common Stock, without par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

December 31, 2003

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets September 30, 2003 and December 31, 2003	3
	Condensed Consolidated Statements of Operations Three Months Ended December 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows Three Months Ended December 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6-15
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-32
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
Item 4.	CONTROLS AND PROCEDURES	33
PART II.	OTHER INFORMATION
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	33
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	33
	SIGNATURES	36

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

		(Unaudited)
	September 30,	December 31,
	2003	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,725	$91,797
Restricted cash	2,836	3,257
Short-term investments	4,490	7,914
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/03 - $5,929; 12/31/03 - $5,714)	94,144	119,792
Inventories, net	37,906	40,307
Prepaid expenses and other current assets	11,187	11,836
Deferred income taxes	10,700	11,044

TOTAL CURRENT ASSETS	226,988	285,947
Property, plant and equipment, net	61,238	64,463
Intangible assets, (net of accumulated amortization:
9/30/03- $26,187; 12/31/03 - $28,501)	66,249	63,935
Goodwill	81,440	81,440
Other assets	6,946	8,886

TOTAL ASSETS	$442,861	$504,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$36	$223
Accounts payable	45,844	63,144
Accrued expenses	41,885	44,430
Income taxes payable	13,394	14,078

TOTAL CURRENT LIABILITIES	101,159	121,875
Long term debt	300,338	335,737
Other liabilities	9,865	10,130
Deferred taxes	31,402	31,149

TOTAL LIABILITIES	442,764	498,891

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY:
Common stock, without par value	203,607	207,632
Retained deficit	(195,792)	(195,045)
Accumulated other comprehensive loss	(7,718)	(6,807)

TOTAL SHAREHOLDERS’ EQUITY	97	5,780

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$442,861	$504,671

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	December 31,
	2002	2003

Net sales	$111,371	$160,398
Cost of goods sold	84,040	111,932

Gross profit	27,331	48,466

Selling, general and administrative	28,326	25,271
Research and development, net	9,643	8,406
Resizing(recovery) costs	(205)	—
Gain on disposal of assets	(121)	—
Amortization of intangible assets	2,308	2,315

Operating Expense	39,951	35,992

Income (loss) from operations	(12,620)	12,474
Interest income	481	204
Interest expense	(4,490)	(4,429)
Charge on early extinguishment of debt	—	(6,152)

Income (loss) before income taxes	(16,629)	2,097
Provision for income taxes	1,026	1,350

Net income (loss)	$(17,655)	$747

Net income (loss) per share:
Basic	$(0.36)	$0.01
Diluted	$(0.36)	$0.01
Weighted average shares outstanding:
Basic	49,514	50,392
Diluted	49,514	56,932

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	December 31,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,655)	$747
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,801	8,351
Charge on early extinguishment of debt	—	6,152
Changes in components of working capital, net	(14,322)	(8,241)
Other, net	(1,056)	1,723

Net cash provided by (used in) operating activities	(23,232)	8,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	6,232	4,200
Purchase of investments classified as available for sale	—	(7,624)
Purchases of property, plant and equipment	(2,349)	(2,928)
Proceeds from sale of property and equipment	218	—

Net cash provided by (used in) investing activities	4,101	(6,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2	3,001
Restricted cash	—	(421)
Proceeds from issuance of 0.5% convertible subordinated notes		199,736
Payments on borrowings	(38)	(178,624)

Net cash provided by (used in) financing activities	(36)	23,692

Changes in cash and cash equivalents	(19,167)	26,072
Cash and cash equivalents at beginning of period	89,166	65,725

Cash and cash equivalents at end of period	$69,999	$91,797

CASH PAID DURING THE PERIOD FOR:
Interest	$4,552	$4,427
Income Taxes	$723	$355

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at December 31, 2003, and the results of its operations for the three month periods ended December 31, 2002 and 2003 and its cash flows for the three month periods ended December 31, 2002 and 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

NOTE 2 – NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 . FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has a 36% ownership interest in a limited liability company that owns a building in Gilbert, Arizona and leases it to the Company. The ownership and lease of this one location comprises the sole activity of this entity. The entity has a mortgage on the building in the amount of $5.6 million which is secured by the property. The Company has consolidated the following assets and liabilities, associated with this entity, into its financial statements as of December 31, 2003: cash of $314 thousand; fixed assets comprised of land and buildings of $5.7 million; current liabilities comprised primarily of property tax and interest of $123 thousand; and a long term liability for the mortgage of $5.6 million. The other parties which have 64% interest in this entity have an interest in the above net assets and liabilities of $180 thousand which has been included in other noncurrent liabilities on the Company’s balance sheet as December 31, 2003.

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

At December 31, 2003, the Company had five stock-based employee compensation plans and two director compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee or director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earning (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	(in thousands)
	Three months ended
	December 31,
	2002	2003

Net income (loss), as reported	$(17,655)	$747
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,416)	(2,608)

Pro forma net loss	$(21,071)	$(1,861)

Net income (loss) per share:
Basic-as reported	$(0.36)	$0.01

Basic-pro forma	$(0.43)	$(0.04)

Diluted - as reported	$(0.36)	$0.01

Diluted - pro forma	$(0.43)	$(0.04)

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has adopted this standard and the adoption did not have an impact on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard and the adoption did not have an impact on its financial position and results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of the Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company is following the guidance of SAB 104, and the issuance of SAB 104 did not have an impact on the Company’s financial position or results of operations.

Reclassifications - Certain amounts in the Company’s prior fiscal year financial statements have been reclassified to conform to their presentation in the current fiscal year.

NOTE 3 - GOODWILL AND OTHER INTANGIBLES

At December 31, 2003, the Company had two reporting units that would be reviewed for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The reporting units are: the bonding wire and test businesses. The bonding wire business is included in the Company’s packaging materials segment, while the test business comprises the Company’s test segment.

The Company has determined that its annual test for impairment of intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. However, the Company will also test for impairment whenever a “triggering” event occurs. When conducting its impairment analysis, the Company estimates the fair value of each reporting unit using the expected present value of future cash flows.

The following table outlines the components of goodwill by business segment at December 31, 2003; there was no change in the components from September 30, 2003.

	(in thousands)
	Packaging
	Materials	Test
	Segment	Segment	Total

Goodwill	$29,684	$51,756	$81,440

The changes in the carrying value of intangible assets from September 30, 2003 appear below:

	(in thousands)
			Total
	Customer	Complete	Intangible
	Accounts	Technology	Assets

Net intangible balance at September 30, 2003	$29,451	$36,798	$66,249
Amortization	(1,028)	(1,286)	(2,314)

Net intangible balance at December 31, 2003	$28,423	$35,512	$63,935

The aggregate amortization expense related to these intangible assets for each of the three months ended December 31, 2002 and December 31, 2003 was $2.3 million The annual amortization expense, related to these intangible assets, for each of the next five fiscal years is expected to be approximately $9.2 million.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	(in thousands)
	September 30,	December 31,
	2003	2003

Raw materials and supplies	$29,654	$31,714
Work in process	11,788	12,072
Finished goods	12,279	11,753

	53,721	55,539
Inventory reserves	(15,815)	(15,232)

	$37,906	$40,307

NOTE 5 - EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share, if convertible securities are assumed to be converted to common shares the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three months ended December 31, 2003, $63 thousand dollars of after-tax interest expense, related to the 0.5% Convertible Subordinated Notes, was added to the Company’s net income to determine diluted earnings per share. Also, for the three months ended December 31, 2003 conversion of the 5.25% and 4.75% (for the period of time this security was outstanding) convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect on net income per share. For the three months ended December 31, 2002, the exercise of stock options and conversion of the 5.25% and 4.75% convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect due to the Company’s net loss position.

A reconciliation between the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding at December 31, 2002 and December 31, 2003 appears below:

	(in thousands)
	Three months ended
	December 31,
	2002	2003

Weighted average shares outstanding - Basic	49,514	50,392
Potentially dilutive securities:
Employee stock options	*	2,722
1/2% Convertible subordinated notes	N/A	3,818
4 3/4% and 5 1/4% Convertible subordinated notes	*	*

Weighted average shares outstanding - Diluted	49,514	56,932

*     The weighted average number of shares for potentially dilutive securities that were anti-dilutive and therefore not included in the above table, for the convertible notes and employee and director stock options, for the three months ended December 31, 2002 were 14,631,830 and for the convertible notes for the three months ended December 31, 2003 were 13,556,923.

NOTE 6 – RESIZING

The semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during our fiscal 2001, 2002 and most of 2003. The Company developed resizing plans in response to these changes in its business environment with the intent to align its cost structure with anticipated revenue levels. Expenses associated with these cost containment activities were incurred and included downsizing and facility consolidations. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. Although the Company makes every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In fiscal 2003, the Company reversed $475 thousand ($205 thousand in the first quarter) of these resizing due to the actual severance cost associated with the terminated positions being less than those originally estimated.

In addition to the resizing costs identified below, the Company continued (and is continuing) to downsize its operations in fiscal 2003 and 2004. These downsizing efforts resulted in workforce reduction charges of $1.6 million and $0.6 million in the three months ended December 31, 2002 and 2003, respectively. These workforce reduction charges were recorded as Selling, General and Administrative expenses.

A summary of the charges, reversals and payments of the formal resizing plans initiated in fiscal 2001 and 2002 and acquisition restructuring plans initiated in fiscal 2001 appears below:

		(in thousands)
	Severance and
Fiscal 2001 and 2002 Resizing Plans and	Benefits	Commitments	Total
Acquisition Restructurings
Provision for resizing plans in fiscal 2001	$4,166	$—	$4,166
Acquisition restructurings	84	1,402	1,486
Payment of obligations in fiscal 2001	(2,101)	(213)	(2,314)

Balance, September 30, 2001	2,149	1,189	3,338
Provision for resizing plans in fiscal 2002	10,379	9,282	19,661
Payment of obligations in fiscal 2002	(7,551)	(1,470)	(9,021)

Balance, September 30, 2002	4,977	9,001	13,978
Change in estimate	(475)		(475)
Payment of obligations in fiscal 2003	(3,590)	(3,211)	(6,801)

Balance, September 30, 2003	912	5,790	6,702
Payment of obligations	(199)	(626)	(825)

Balance, December 31, 2003	$713	$5,164	$5,877

The individual resizing plans and acquisition restructuring plans initiated in fiscal 2002 and 2001 are identified below:

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, the Company announced that it would close its substrate operations due to its high capital and operating cash requirements. As a result, the Company recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. By June 30, 2003, all the positions had been eliminated. The plans have been completed but cash payments for the severance charge are expected to continue through March 2004 and cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, the Company wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

Third Quarter 2002

In the third quarter of fiscal 2002, the Company announced a resizing plan to reduce headcount and consolidate manufacturing in its test division. The resizing plan was a result of the Company’s decision to move towards a 24 hour per-day manufacturing model in its major U.S. wafer test facility, which would provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As part of this plan, the Company moved manufacturing of wafer test products from its facilities in Gilbert, Arizona and Austin, Texas to its facility in San Jose, California and Dallas, Texas and from its Kaohsuing, Taiwan facility to its Hsin Chu, Taiwan facility. The resizing plan included a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. All of the positions have been eliminated. The resizing plan also included a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. Both facilities have been closed. The plans have been completed but cash payments for the severance are expected to continue through 2005 and cash payments for facility and contractual obligations are expected to continue through 2004, or such time as the obligations can be satisfied.

Second Quarter 2002

In the second quarter of fiscal 2002, the Company announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, the Company recorded a charge of $11.3 million, consisting of severance and benefits of $9.7 million for 372 positions that were to be eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China (including the Company’s hub blade business) and the move of the Company’s microelectronics products to

Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan.

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

The plans have been completed but cash payments for the severance charges and the facility and contractual obligations are expected to continue into 2005, or such time as the obligations can be satisfied.

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

Fourth Quarter 2001

In the quarter ended September 30, 2001, the Company announced a resizing plan to close a bonding wire facility in the United States, and recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, all of which were terminated. Also in the fourth quarter of fiscal 2001, the Company recorded an increase to goodwill of $0.8 million in connection with the acquisition of Probe Tech for additional lease costs associated with the elimination of four duplicate facilities in the United States. The plans have been completed but cash payments for the severance charge are expected to continue into 2004.

Second Quarter 2001

In the quarter ended March 31, 2001, the Company announced a 7.0% reduction in its workforce. As a result, the Company recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated. In connection with the Company’s acquisition of Probe Tech, it also recorded an increase to goodwill of $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Tech facilities in the United States which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there are no additional cash obligations related to this program.

NOTE 7 – DEBT

In the quarter ended December 31, 2003, the Company issued $205 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors and institutional accredited investors. The Notes mature on November 30, 2008, bear interest at 0.5% and are convertible into common stock of the Company at $20.33 per share. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the convertible notes issued in August 2001. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year.

The Company used the majority of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem all of the Company’s $175.0 million of 4.75% Convertible Subordinated Notes at a redemption price equal to 102.036% of the principal amount of the Notes. The Company recorded a charge of $6.2 million associated with the redemption of these Notes, $2.6 million of which was due to the write-off of unamortized note issuance costs and $3.6 million due to the redemption premium.

The Company intends to use the remainder of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem a portion of the 5.25% Convertible Subordinated Notes due 2006 when those notes become subject to redemption in August 2004. The Company also intends to purchase the 5.25% Notes from time to time if reasonable prices can be obtained.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

For the three month periods ended December 31, 2002 and 2003, the components of total comprehensive income (loss) are as follows:

	(in thousands)
	Three months ended
	December 31,
	2002	2003

Net income (loss)	$(17,655)	$747

Foreign currency translation adjustment	445	911
Unrealized loss on investments, net of taxes	(36)	—

Other comprehensive income	409	911

Comprehensive income (loss)	$(17,246)	$1,658

NOTE 9 – OPERATING RESULTS BY BUSINESS SEGMENT

Operating results by business segment for the three month periods ended December 31, 2003 and 2002 were as follows:

			Advanced
		Packaging	Packaging
	Equipment	Materials	Technology	Test
Fiscal 2004 (in thousands):	Segment	Segment	Segment (1)	Segment	Corporate	Consolidated

Quarter ended December 31, 2003:
Net revenue	$81,080	$49,508	$6,529	$23,281	$—	$160,398
Cost of sales	49,124	38,090	5,425	19,293	—	111,932

Gross profit	31,956	11,418	1,104	3,988	—	48,466
Operating costs	14,668	5,224	785	10,783	4,532	35,992

Income (loss) from operations	$17,288	$6,194	$319	$(6,795)	$(4,532)	$12,474

Segment Assets at December 31, 2003	$108,902	$97,057	$6,774	$170,362	$121,576	$504,671

			Advanced
		Packaging	Packaging
	Equipment	Materials	Technology	Test
Fiscal 2003 (in thousands):	Segment	Segment	Segment (1)	Segment	Corporate	Consolidated

Quarter ended December 31, 2002:
Net revenue	$44,895	$39,557	$4,247	$22,672	$—	$111,371
Cost of sales	30,616	29,284	5,418	18,722	—	84,040

Gross profit	14,279	10,273	(1,171)	3,950	—	27,331
Operating costs	17,523	7,291	1,618	10,464	3,381	40,277
Resizing costs	—	—	(102)	(103)	—	(205)
Gain on disposal of assets	—	—	(121)			(121)

Income (loss) from operations	$(3,244)	$2,982	$(2,566)	$(6,411)	$(3,381)	$(12,620)

Segment Assets at December 31, 2002	$113,401	$85,771	$20,142	$170,104	$107,829	$497,247

(1)  The Company sold the assets of its advanced packaging technologies business segment in February 2004. See Note 11.

NOTE 10 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit to guarantee payments for employee benefit programs and a facility lease. The standby letters of credit were issued in lieu of cash security deposits.

The table below identifies the guarantees under the standby letters of credit:

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee

Security deposit for payment of employee health benefits	Expires June 2004	$1,710
Security deposit for payment of employee worker compensation benefits	Expires July and October 2004	1,084
Security deposit for a facility lease	Expires July 2004	300

		$3,094

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

The table below details the activity related to the Company’s reserve for product warranty expense for the three months ended December 31, 2003:

(in thousands)
Reserve for
Product
Warranty
Expense

Reserve for product warranty expense at September 30, 2003	$1,008
Provision for product warranty expense	695
Product warranty expense	(607)

Reserve for product warranty expense at December 31, 2003	$1,096

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

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In the three months ended December 31, 2002 and 2003, Advanced Semiconductor Engineering accounted for 19% and 20%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of total net sales during the three months ended December 31, 2002 and 2003. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2003 and December 31, 2003, Advanced Semiconductor Engineering accounted for 10% and 16% of total accounts receivable, respectively. No other customer accounted for more than 10% of total accounts receivable at September 30, 2003 and December 31, 2003. The reduction or loss of orders from a significant customer could adversely affect the Company’s business, financial condition, operating results and cash flows.

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

Note 11 - SUBSEQUENT EVENT

In February 2004, the Company sold the assets of its advanced packaging technologies (Flip Chip) business for approximately $3.4 million in cash, the agreement by the buyer to satisfy approximately $5.2 million of the Company’s lease liabilities and the assumption of certain other liabilities. The sale included fixed assets, inventories, and intellectual property of the Company’s flip chip business. The sale will not have a material impact on the Company’s financial conditions or results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expenses and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials and test interconnect solutions;

•	the successful operation of our test interconnect business and its expected growth rate; and

•	the projected continuing demand for wire bonders.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans or objectives or projected financial results referred to in any forward-looking statements. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes of this Form 10-Q and the Audited Financial Statements and Notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the fiscal year ended September 30, 2003 for a full understanding of our financial position and results of operations.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and test interconnect products as well as service, maintain, repair and upgrade equipment, all used to assemble or test semiconductor devices. Today, we are the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. In the December 2003 quarter, our business was divided into four product segments: 1) equipment; 2) packaging materials; 3) wafer and package test interconnect products; and 4) advanced packaging technology. We sold the assets of our advanced packaging segment in February 2004.

There are two major trends which impacted our business in the December 2003 quarter, one external to Kulicke and Soffa and one internal. The external trend relates to our operation in the semiconductor industry, which historically has been volatile, with periods of rapid growth followed by industry wide retrenchment. One such downturn started in fiscal 2001 and persisted into fiscal 2003. However, based on increased order activity starting late in fiscal 2003 and increased net sales, as well as other factors, we believe the semiconductor industry has entered a growth cycle.

The impact of this growth cycle on us was a 44.0% increase in net sales over the same period in the prior year, with our equipment segment, which was the largest beneficiary of the recovery, reporting a 80.6% increase in net sales over the same period in the prior year. While we believe that this growth cycle will continue into the March 2004 quarter and will drive revenue above the $200 million level in that quarter, there can be no assurances about either the duration or vigor of this cycle, and in any case, we believe the historical volatility – both upward and downward – will persist.

The internal trend is our ongoing cost reduction effort, which we implemented in response to the industry downturn in fiscal 2001 and 2002. During those periods, we incurred significant resizing charges to scale down the size of our business and consolidated operations. Even after these formal resizing plans (see Note 6 to our Condensed Consolidated Financial Statements), we have continued to lower our cost structure by further consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing better but lower cost equipment. These cost reductions efforts are ongoing and we believe they will drive down our cost structure below current levels, while not diminishing our product quality. However, we may incur additional quarterly charges such as severance and facility closing costs as a result of these long term cost reduction programs. Our expectations for higher net sales in the March 2004 quarter coupled with our cost reduction initiatives should result in a higher operating profit margin in the March 2004 quarter in comparison with the December 2003 quarter. Our goal is to be both the technology leader, and the lowest cost supplier, in each of our major lines of business.

We are not satisfied with the financial and operational performance of our test interconnect businesses. This business segment did not meet our internal projection for the December 2003 quarter and it was our only business segment to report an operating loss in that quarter. We are reviewing the operations of these businesses to determine the actions required and the timing of those actions to reduce the level of losses and ultimately to generate operating profit. We expect to complete the analysis on a plan of action by the end of the March 2004 quarter, but implementation of the plan will continue through 2005. We also expect that the implementation of a plan will result in future quarterly charges and/or restructuring charges.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials and test interconnect products. Set forth below is a table listing the net sales and percentage of our total net sales for each business segment for the three months ended December 31, 2002 and 2003:

	(dollars in thousands)
	Three Months Ended December 31,

	2002		2003

		% of Total		% of Total
	Net Sales	Net Sales	Net Sales	Net Sales

Equipment	$44,895	40.3%	$81,080	50.5%
Packaging materials	39,557	35.5%	49,508	30.9%
Test interconnect	22,672	20.4%	23,281	14.5%
Advanced packaging technologies	4,247	3.8%	6,529	4.1%

	$111,371	100.0%	$160,398	100.0%

As the above chart indicates, our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas sales at our other business segments tend to follow the trend of total semiconductor unit production with our test interconnect sales lagging by several quarters in a growth cycle. We sold the assets of our advanced packaging technologies business in February 2004.

See Note 9 to our Consolidated Financial Statements for financial results by business segment.

Equipment

We design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold, aluminum or copper, between the bond pads of a semiconductor die and the leads on the integrated circuit (IC) package to which the die has been attached. In fiscal 2003, we began shipping the Nu-Tek™, a new automatic wire bonder designed for low lead applications, a segment of the market we had not previously targeted, and in the second quarter of fiscal 2004, we began shipping the Maxum Plus, a faster and more accurate bonder than its predecessor, the Maxum.

Packaging Materials

We manufacture and market a range of semiconductor packaging materials and expendable tools for the semiconductor assembly market, including very fine gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in the semiconductor packaging and assembly processes. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment.

Test Interconnect

Our test interconnect solutions provide a broad range of fixtures used to temporarily connect automatic test equipment to the semiconductor device while it is still in the wafer format (wafer probing) thereby providing electrical connections to automatic test equipment. We also offer test sockets used to test the final semiconductor package (package or final testing). Our principal products include probe cards, automatic test equipment (ATE) interface assemblies, ATE test boards, and test socket/contactors. Most of the test interconnect products we offer are custom designed or customized for a specific semiconductor or application.

Advanced Packaging Technology

Since the closure of our substrate business in August, 2002, our advanced packaging technologies segment consisted solely of our flip chip business. Our flip chip business unit licensed its flip chip technology and provided flip chip bumping and wafer level package services to customers. We also developed and marketed a wafer level package named the UltraCSP®, which is in production and has been licensed to customers, and Spheron™, a wafer level package technology that expands the capability and performance of our wafer level package product. In November 2002, we announced that we were evaluating various alternatives for our flip chip business unit, including its potential sale. We sold the assets of this business segment in February 2004.

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

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2002, fiscal 2003 and the three months ended December 31, 2003 we established a valuation allowance against our deferred tax assets generated from our U.S. net operating losses. As the Company generates additional U.S. net operating loss carryforwards, additional valuation allowances are set up against these deferred tax assets.

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended December 31, 2003, we recorded bookings of $206.0 million compared to $117.0 million in the quarter ended December 31, 2002 and $142.0 million in the quarter ended September 30, 2003. The increase in bookings, over the prior year and the prior quarter, reflected the recovery in the semiconductor industry. A booking is recorded when a customer order is reviewed and determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets the Company’s credit requirements. At December 31, 2003, we had a backlog of customer orders totaling $114.0 million, compared to $60.0 million at December 31, 2002 and $68.0 million at September 30, 2003. Our backlog as of any date may not be indicative of net sales for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Sales

Net sales for the three months ended December 31, 2003 were $160.4 million, an increase of 44.0% from $111.4 million reported for the same period in fiscal 2003. A recovery in the semiconductor industries was the driving force behind the increase in net sales from the same period in the prior year. Net sales also sequentially increased 24.1% from the September 30, 2003 quarter. Our equipment segment was the primary beneficiary of the industry recovery with a 80.6% increase in net sales over the same period in the prior year due primarily to a 156.4% increase in automatic ball bonder unit shipments, partially offset by a lower average selling price per unit and the sale of the assets of our dicing saw business in August 2003, which eliminated sales of dicing saws in the current quarter but not the prior year. Our packaging materials business and advanced packaging technologies business also benefited from the industry recovery with sales increasing 25.2% and 53.7%, respectively, over the same period in the prior year. In our packaging materials business, capillary sales were up 27.7%, due to higher unit sales and wire sales were up 31.7% due to higher volume of wire shipped and a higher gold price. Test interconnect sales, which historically have lagged our other business units in an industry recovery by several quarters, were 2.7% above the prior year due primarily to higher sales in its vertical product line.

The majority of our sales are to customers that are located outside of the United States or have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 85% of our total sales in the first three months of fiscal 2004 compared to 82% in the first three months of the prior fiscal year. The majority of these foreign sales were destined for customers locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 35% of our shipments in the first three months of fiscal 2004 compared to 27% of our shipments in the first three months of the prior fiscal year.

Gross Profit

Gross profit was $48.5 million for the three months ended December 31, 2003, a 77.3% increase from the same period in the prior year, reflecting the higher net sales. Our gross margin (gross profit as a percentage of sales) also improved from 24.5% in the prior year to 30.2% in the three months ended December 31, 2003. The improvement in gross margin was primarily seen in our equipment segment, where the gross margin increased from 31.8% in the prior year to 39.4% in the current quarter. This improvement reflects our efforts to drive down our cost structure and more efficient utilization of our fixed factory costs due to the higher sales volume. As a result, we were able to reduce our cost per bonder shipped faster than the reduction experienced in bonder average selling prices. We intend to continue to drive down the cost of manufacturing by equipment design and sourcing sub-assemblies and components from lower cost providers. Gross margin in our packaging materials were adversely affected by the increase in the price of gold, which makes up a significant portion of our wire cost of sales, and the sale of our hub blade product line in August of 2003. The hub blades margins were higher than the average packaging material segment margin. The test segment gross margin was similar to the prior year and the advanced packaging technologies gross profit reflected its higher sales volume.

Selling, General and Administrative

SG&A expenses were $25.3 million in the three months ended December 31, 2003, a decrease of $3.1 million or 10.8% from the same period in the prior year. Included in SG&A for the three months ended December 31, 2002 was approximately $1.6 million of severance costs and $1.1 million of China start-up costs. The three months ended December 31, 2003 include approximately $0.6 million of severance costs and $0.9 million of China start-up costs. Other than the above mentioned severance and start-up costs, our SG&A was lower than the prior year due to lower payroll and related costs resulting from our ongoing cost reduction efforts.

Research and Development

R&D expense for the three months ended December 31, 2003 decreased $1.2 million or 12.8% from the same period in the prior year due primarily of lower payroll and related expenses resulting from our ongoing cost reduction efforts.

Amortization of Intangible Assets

Amortization of intangible asset expense was $2.3 million in each of the three month periods ended December 31, 2002 and 2003. The amortization expense is associated with our intangible assets for customer accounts and completed technology arising from the acquisition of our test division. The aggregate amortization expense for each of the next five fiscal years is expected to be approximately $9.2 million.

Income (loss) from Operations

Income from operations was $12.5 million in the three months ended December 31, 2003 compared to a loss form operations of $12.6 million in the same period of the prior year. The recovery in the semiconductor industry, which enabled us to increase sales by 44.0%, from the prior year and our ongoing efforts to reduce our cost structure were the primary reasons for the improved performance.

Interest and Charge on Early Extinguishment of Debt

Interest income in the three months ended December 31, 2003 was $277 thousand lower than the prior year due primarily to lower interest rates on our short-term investments. Interest expense in the three months ended December 31, 2003 was $4.4 million compared to $4.5 million in the same period of the prior fiscal year. Interest expense in both Fiscal 2004 and 2003 primarily reflects interest on our convertible subordinated notes. We issued $205.0 million of 0.5% convertible subordinated notes and redeemed all $175.0 million of our 4.75% convertible subordinated notes in the three months ended December 31, 2003. We wrote-off $2.6 million of issuance costs and incurred $3.6 million of call premium costs associated with the redemption of the 4.75% convertible subordinated notes. As a result of these actions, we believe our quarterly interest expense going forward will be approximately $2.0 million.

Tax Expense

Tax expense in the three months December 31, 2002 and 2003 primarily reflects income tax on income in foreign jurisdictions. We have been establishing a valuation allowance against tax benefits from loses in the U.S.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others “ which is being superseded. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted this standard and the adoption did not have a material impact on our financial position and results of operations, however this standard could impact our financial position and results of operations in future periods ( See Note 10).

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have a 36% ownership interest in a limited liability company that owns a building in Gilbert, Arizona and leases it to us. The ownership and lease of this one location comprises the sole activity of this entity. The entity has a mortgage on the building in the amount of $5.6 million which is secured by the property. We have consolidated the following assets and liabilities, associated with this entity, into our financial statements as of December 31, 2003: cash of $314 thousand; fixed assets comprised of land and buildings of $5.7 million; current liabilities comprised primarily of property tax and interest of $123 thousand; and a long term liability for the mortgage of $5.6 million. The other parties which have 64% interest in this entity have an interest in the above net assets and liabilities of $180 thousand.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and

Hedging Activities . SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We have adopted this standard and the adoption did not have a material impact on our financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted this standard and the adoption did not have a material impact on our financial position and results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of the Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We are following the guidance of SAB 104, and the issuance of SAB 104 did not have an impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, total cash and investments were $103.0 million, an increase of $29.9 million, compared to $73.1 million at September 30, 2003. During the December 2003 quarter, we issued $205.0 million of convertible subordinated notes and we purchased all of our $175.0 million of convertible subordinated notes at a price of 102.036% of the principal amount of the notes. This resulted in net cash proceeds of $21.1 million. The remaining $8.8 million of additional cash and investments was the net result of: $8.7 million of cash generated from operating activity and $3.0 million of proceeds from the exercise of employee stock options partially offset by capital expenditures of $2.9 million.

Our primary need for cash for the remainder of the fiscal year will be to provide the working capital necessary to ramp production and sales during the industry recovery. We financed our working capital needs, in a ramping environment in the December 2003 quarter, through internally generated funds and expect to continue to do so for the remainder of the fiscal year.

In the quarter ended December 31, 2003, we issued $205 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors and institutional accredited investors. The Notes mature on November 30, 2008, bear interest at 0.5% and are convertible into our common stock at $20.33 per share. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our convertible notes issued in August 2001. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year.

We used the majority of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem all $175 million of our 4.75% Convertible Subordinated Notes at a redemption price equal to 102.036% of the principal amount of the Notes. We recorded a charge of $6.2 million associated with the redemption of these Notes, $2.6 million of which was due to the write-off of unamortized note issuance costs and $3.6 million due to the redemption premium.

We intend to use the remainder of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem a portion of the 5.25% Convertible Subordinated Notes due 2006 when those notes become subject to redemption in August 2004. We also intend to purchase the 5.25% Notes from time to time if reasonable prices can be obtained.

Under GAAP, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. Certain of the following commitments as of December 31, 2003 have not been included in the consolidated balance sheets and statements of operations included in this Form 10-Q; however, they have been disclosed in the following table in order to provide a more complete picture of our Company’s financial position and liquidity. The most significant of these is our inventory purchase obligations, which reflect our expectation of a continuing industry recovery and continuing demand for our bonding equipment.

The following table identifies obligations and contingent payments under various arrangements at December 31, 2003, including those not included our consolidated balance sheet:

		Amounts			Amounts
		due in	Amounts	Amounts	due in
		less than	due in	due in	more than
	Total	1 year	2-3 years	4-5 years	5 years

	(in thousands)
Contractual Obligations:
Long-term debt	$330,000	$—	$125,000	$205,000	$—
Capital Lease obligations	363	42	84	84	153
Operating Lease obligations*	44,860	12,525	15,087	5,659	11,589
Inventory Purchase obligations*	110,480	110,274	206	—	—
Commercial Commitments:
Standby Letters of Credit*	3,094	3,094	—	—	—

Total contractual obligations and commercial commitments	$488,797	$125,935	$140,377	$210,743	$11,742

*     Represents contractual amounts not reflected in the consolidated balance sheet at December 31, 2003.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 5.25% Convertible Subordinated Notes due 2006. The capital lease obligations principally relate to equipment leases. The operating lease obligations at December 31, 2003 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

The standby letters of credit represent obligations of the company in lieu of security deposits for a facility lease and employee benefit programs.

At December 31, 2003, the fair value of our $205.0 million 0.5% Convertible Subordinated Notes was $195.8 million, and the fair value of our $125.0 million 5.25% Convertible Subordinated Notes was $130.6 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. On December 31, 2003, the Standard & Poor’s rating on the above-referenced Convertible Subordinated Notes was CCC+.

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

We may experience increasing price pressure

Our historical business strategy for many of our products has focused on product performance and customer service rather than on price. The length and severity of the recent economic downturn increased cost pressure on our customers and we have observed increasing price sensitivity on their part. In response, we are actively seeking to reduce our cost structure by moving operations to lower cost areas and by reducing other operating costs. If we are unable to realize prices that allow us to continue to compete on the basis of performance and service, our financial condition and operating results may be materially and adversely affected.

Our quarterly operating results fluctuate significantly and may continue to do so in the future

In the past, our quarterly operating results have fluctuated significantly; we expect that they will continue to fluctuate. Although these fluctuations are partly due to the volatile nature of the semiconductor industry, they also reflect other factors, many of which are outside of our control.

Some of the factors that may cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

-	our test interconnect business has lower margins than assembly equipment and packaging materials;

-	some lines of equipment within our business segments are more profitable than others; and

-	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements;

•	virtually all of our orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	adverse changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	market acceptance of our new products and upgraded versions of our products;

•	customers’ delay in purchasing our products due to customer anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses and interest expense, do not vary directly with our net sales. As a result, a decline in our net sales would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net sales, our operating results would decline. In a downturn, we may have excess inventory, which is required to be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:

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

Most of our sales and a substantial portion of our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 79% of our net sales for fiscal 2003, 72% of our net sales for fiscal 2002 and 62% of our net sales for fiscal 2001 were attributable to sales to customers for delivery outside of the United States, in particular to customers in the Asia/Pacific region. We expect these trends to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia/Pacific. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, we manufacture capillaries in Israel and China and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asian/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	expropriation of our foreign assets;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	the difficulties of staffing and managing dispersed international operations;

•	episodic events outside our control such as, for example, the outbreak of Severe Acute Respiratory Syndrome;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

Because most of our foreign sales are denominated in United States dollars, an increase in value of the United States dollar against foreign currencies, particularly the Japanese yen, will make our products more expensive than those offered by some of our foreign competitors. Our ability to compete overseas in the future may be materially and adversely affected by a strengthening of the United States dollar against foreign currencies. Because we have significant assets, including cash, outside the United States, those assets are subject to risks of destruction and seizure, and it may be difficult to repatriate them, or repatriation may result in the payment by us of significant United States taxes.

Our international operations also depend, upon a continuation of favorable trade relations between the United States and those foreign countries in which our customers, subcontractors, and materials suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets.

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

We may not be able to rapidly develop and manufacture new and enhanced products required to maintain or expand our business

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must timely introduce these products and product enhancements into the market in response to customers’ demands for higher performance assembly equipment, leading-edge materials and for test interconnect solutions customized to address rapid technological advances in integrated circuits and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive. The development and commercialization of new products requires significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner or at prices that will satisfy our customers’ future needs or achieve market acceptance.

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

Advanced packaging technologies other than wire bonding may render some of our products obsolete

Advanced packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional die and wire bonding. These technologies include flip chip and chip scale packaging. Some of these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to advanced packaging technologies were to occur and we had not developed products using these new techniques, demand for our wire bonders and related packaging materials may be materially and adversely affected.

A decline in demand for any of our products could cause our revenues to decline significantly

If demand for, or pricing of, our wire bonders or test interconnect solutions declines because our competitors introduce superior or lower cost systems, the semiconductor industry changes or demand for our products declines because of other events beyond our control, our business, financial condition and operating results may be materially and adversely affected.

Because a small number of customers account for most of our sales, our revenues could decline if we lose any significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test interconnect solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In fiscal 2003 and 2002, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 13% and 12%, respectively, of our net sales. In fiscal 2001, no customer accounted for more than 10% of our net sales.

We expect that sales of our products to a small number of customers will continue to account for a high percentage of our net sales for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our important customers. Any one of a number of factors could adversely affect these relationships. If, for example, during periods of escalating demand for our equipment, we were unable to add inventory and production capacity quickly enough to meet the needs of our customers, they may turn to other suppliers making it more difficult for us to retain their business. Similarly, if we are unable for any other reason to meet production or delivery schedules, particularly during a period of escalating demand, our relationships with our key customers could be adversely affected. If we lose orders from a significant customer, or if a significant customer reduces its orders substantially, these losses or reductions may materially and adversely affect our business, financial condition and operating results.

We depend on a small number of suppliers for raw materials, components and subassemblies. If our suppliers do not deliver their products to us, we would be unable to deliver our products to our customers

Our products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of these components and subassemblies and we rely on sole source suppliers for some important components and raw materials, including gold. As a result, we are exposed to a number of significant risks, including:

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

Our diversification presents significant management and operating challenges

During fiscal 2001, we acquired two companies that design and manufacture test interconnect solutions, Cerprobe Corporation and Probe Technology Corporation, and combined their operations to create our test division. Since its acquisition in 2001, our test interconnect business has not performed to our expectation. Problems include difficulty in rationalizing duplicated products and facilities, and in integrating these acquisitions. Our plan to correct these problems centers on the following steps: standardize production processes between the various test manufacturing sites, create and ramp production of our highest volume products in a new lower cost site in China and/or outsource production where appropriate, then rationalize excess capacity by converting existing higher cost, low volume manufacturing sites to service centers. If we are unable to successfully implement this plan or another, our operating margins and results of operations will continue to be adversely affected by the performance of our test interconnect segment.

More generally, our diversification strategy has increased demands on our management, financial resources and information and internal control systems. Our success will depend in part on our ability to manage and integrate our test interconnect and equipment and packaging materials businesses and to continue successfully to implement, improve and expand our systems, procedures and controls. If we fail to integrate successfully our existing businesses or businesses that we may subsequently acquire or to develop the necessary internal procedures to manage diversified businesses, our business, financial condition and operating results may be materially and adversely affected.

Although we have no current plans to do so, we may from time to time in the future seek to expand our business through acquisition. In that event, the success of any such acquisition will depend, in part, on our ability to integrate and finance (on acceptable terms) the acquisition.

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

We expect our competitors to improve their current products’ performance, and to introduce new products and materials with improved price and performance characteristics. Our competitors may independently develop technology that is similar to or better than ours. New product and materials introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor’s product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time because manufacturers and assemblers sometimes develop lasting relations with suppliers, and assembly equipment in our industry often goes years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which may materially and adversely affect our business, financial condition and operating results. We cannot assure you that we will be able to continue to compete in these or other areas in the future. If we cannot compete successfully, we could be forced to reduce prices, and could lose customers and market share and experience reduced margins and profitability.

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

In addition, our partners and alliances may also have rights to technology that we develop. We may incur significant expense to protect or enforce our intellectual property rights. If we are unable to protect our intellectual property rights, our competitive position may be weakened.

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

Some of our customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership (the “Lemelson Foundation”), in which the Lemelson Foundation claims that certain manufacturing processes used by those customers infringe patents held by the Lemelson Foundation. We have never been named a party to any such litigation. Some customers have requested that we indemnify them to the extent their liability for these claims arises from use of our equipment. We do not believe that products sold by us infringe valid Lemelson patents. If a claim for contribution were to be brought against us, we believe we would have valid defenses to assert and also would have rights to contribution and claims against our suppliers. We have not incurred any material liability with respect to the Lemelson claims or any other pending intellectual property claim to date and we do not believe that these claims will materially and adversely affect our business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim that might be made, however, is uncertain and we cannot assure you that the resolution of any such claim would not materially and adversely affect our business, financial condition and operating results.

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

Proper waste disposal plays an important role in the operation of our manufacturing plants. In many of our facilities we maintain wastewater treatment systems that remove metals and other contaminants from process wastewater. These facilities operate under permits that must be renewed periodically. A violation of those permits may lead to revocation of the permits, fines, penalties or the incurrence of capital or other costs to comply with the permits, including potential shutdown of operations.

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

Other Risks

We have significant intangible assets and goodwill, which we are required to evaluate annually

In fiscal 2003, we recorded a substantial write-down of goodwill. However, our financial statements continue to reflect significant intangible assets and goodwill. As discussed under Management’s Discussion and Analysis, we are required to perform an impairment test at least annually to support the carrying value of goodwill and intangible assets. Should we be required to recognize additional intangible or goodwill impairment charges, our financial condition would be adversely affected.

Anti-takeover provisions in our articles of incorporation and bylaws and Pennsylvania law may discourage other companies from attempting to acquire us

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a fundamental change. For example, our articles of incorporation and bylaws contain provisions that:

•	classify our board of directors into four classes, with one class being elected each year;

•	permit our board to issue “blank check” preferred stock without stockholder approval; and

•	prohibit us from engaging in some types of business combinations with a holder of 20% or more of our voting securities without super-majority board or stockholder approval.

Further, under the Pennsylvania Business Corporation Law, because our bylaws provide for a classified board of directors, stockholders may only remove directors for cause. These provisions and some other provisions of the Pennsylvania Business Corporation Law could delay, defer or prevent us from experiencing a fundamental change and may adversely affect our common stockholders’ voting and other rights.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, or other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in the United States, Israel, Singapore and China. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. The conflicts in Afghanistan, Israel, and Iraq or any broader conflict could have a further impact on our domestic and internal sales, our supply chain, our production capability and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

We may be unable to generate enough cash to service our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our current convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $7.6 million through fiscal 2005, $6.8 million in fiscal 2006, $1.0 million in fiscal 2007 and fiscal 2008, and $0.2 million in fiscal 2009 on our aggregate $330 million of convertible subordinated debt. Principal payments of $125.0 million and $205.0 million on the convertible subordinated debt are due in fiscal 2006 and 2009, respectively. This is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

Our stock price has been and is likely to continue to be highly volatile, which may make the common stock difficult to resell at desired times and prices

In recent years, the price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe. The price of our common stock may continue to fluctuate greatly in the future due to a variety of factors, including:

•	quarter to quarter variations in our operating results;

•	shortfalls in our revenue or earnings from levels expected by securities analysts;

•	announcements of technological innovations or new products by us or other companies; and

•	slowdowns or downturns in the semiconductor industry.

One or more of these factors could significantly harm our business and cause a decline in the price of our common stock in the public market, which could adversely affect your investment, as well as our business and financial operations.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 50.5 million shares were outstanding as of December 31, 2003. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

We Do Not Expect to Pay Dividends on Our Common Stock in the Foreseeable Future

Although our shareholders may receive dividends if, as and when declared by our board of directors, we do not intend to pay dividends on our common stock in the foreseeable future. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $7.9 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 10% from the levels as of December 31, 2003, there would be no material or adverse affect on our business, financial condition or operating results. We refer you to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended September 30, 2003 for additional information regarding our exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2003, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes In Securities and Use Of Proceeds

In the quarter ended December 31, 2003, the Company issued $205.0 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors and institutional accredited investors. The Notes mature on November 30, 2008, bear interest at 0.5% and are convertible into common stock of the Company at a conversion rate of 49.1884 shares per $1,000 principal amount of notes. The issuance of the Notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

The Company used the majority of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem all of the Company’s $175.0 million of 4.75% Convertible Subordinated Notes at a redemption price equal to 102.036% of the principal amount of the Notes. These note were convertible into common stock of the Company at a conversion rate of 43.6687 shares per $1,000 principal amount of notes.

The Company intends to use the remainder of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem a portion of the 5.25% Convertible Subordinated Notes due 2006 when those notes become subject to redemption in August 2004. The Company also intends to purchase the 5.25% Notes from time to time if reasonable prices can be obtained.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits.

Exhibit No.	Description

10.1	The Company’s Officer Incentive Compensation Plan, effective October 1, 2003.

Exhibit No.	Description

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

The Company filed a current report on Form 8-K on November 17, 2003 making an Item 12 disclosure announcing its financial results for the fiscal year ended September 30, 2003. A copy of the Company’s earnings release was filed as exhibit 99.1.

The Company filed a current report on Form 8-K on November 20, 2003 making an Item 5 disclosure of its Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Company’s fiscal year ended September 30, 2003 and prior periods, and the Company’s Consolidated Balance Sheet as of September 30, 2003, and Consolidated Statements of Operations, Cash Flows, and Changes in Shareholder’s Equity for the period then ended, together with the notes thereto together with the Report of Independent Auditors of PricewaterhouseCoopers LLP thereon dated November 19, 2003. Management’s Discussion and Analysis of Financial Condition and Results of Operations was filed as exhibit 99.1, the Financial Statements and notes thereto were filed as exhibit 99.2 and the Consent of PricewaterhouseCoopers LLP was filed as exhibit 99.3.

The Company filed a current report on Form 8-K on November 20, 2003 making an Item 5 disclosure announcing its intention, subject to market and other conditions to raise approximately $185 million (excluding proceeds of the over-allotment option, if any) through a private placement of convertible subordinated notes due 2008 to certain qualified institutional investors. A copy of the Company’s press release was filed as exhibit 99.1.

The Company filed a current report on Form 8-K on November 21, 2003 making an Item 5 disclosure announcing the terms of the Convertible Subordinated Notes due November 2008 offered through a private placement to qualified institutional investors. A copy of the Company’s press release was filed as exhibit 99.1.

The Company filed a current report on Form 8-K on December 5, 2003 making an Item 5 disclosure announcing it had completed an offering of $185,000,000 aggregate principal amount of 0.5% Convertible Subordinated Notes due 2008 (the “Notes”) through a private placement to qualified institutional investors. The Notes and the shares of the Company’s common stock, no par value (the “Common Stock”), into which the Notes may be converted were not registered under the Securities Act, though the Company has entered into a registration rights agreement with respect to the Notes and the underlying Common Stock. The Notes are convertible into Common Stock of the Company at a conversion rate of 49.1884 shares per $1,000 principal amount of Notes, subject to adjustments. The Indenture dated as of November 26, 2003 between the Company and J.P. Morgan Trust Company, National Association, as Trustee was filed as exhibit 4.1. The Registration Rights Agreement dated as of November 26, 2003 between the Company and Deutsche Bank Securities Inc. as Initial Purchaser was filed as exhibit 4.2.

The Company filed a current report on Form 8-K on December 5, 2003 making an Item 5 disclosure that it had completed the private placement of $185 million of 0.5% Convertible Subordinated Notes due 2008 offered to qualified institutional investors. The Company granted the initial purchaser a 30-day option to purchase up to an additional $20 million principal amount of notes. A copy of the press release was filed as Exhibit 99.1.

The Company filed a current report on Form 8-K on December 11, 2003 making an Item 5 disclosure that it had completed an offering of an additional $20,000,000 aggregate principal amount of 0.5% Convertible Subordinated Notes due 2008 (the “Notes”) through a private placement to qualified institutional investors. The Notes and the Company’s common shares, no par value (the “Common Shares”), into which the Notes may be converted were not registered under the Securities Act, though the Company has entered into a registration rights agreement with respect to the Notes and the underlying Common Shares. The Notes are convertible into Common Shares of the Company at a conversion rate of $49.1884 per $1,000 principal amount of notes, subject to adjustment. A copy of the press release was filed as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 13, 2004	By: /s/ MAURICE E. CARSON

Maurice E. Carson
Vice President and
Chief Financial Officer

(Principal Financial Officer)