Form 10-Q
period 2004-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 2004-05-11
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 3, 2004, there were 50,812,008 shares of the Registrant’s Common Stock, without par value outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

MARCH 31, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

		(Unaudited)
	September 30, 2003	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,725	$83,658
Restricted cash	2,836	3,257
Short-term investments	4,490	16,701
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/03 - $5,929; 3/31/04 - $3,138)	94,144	159,931
Inventories, net	37,906	42,359
Prepaid expenses and other current assets	11,187	13,863
Deferred income taxes	10,700	9,564

TOTAL CURRENT ASSETS	226,988	329,333
Property, plant and equipment, net	61,238	60,315
Intangible assets (net of accumulated amortization: 9/30/03 - $26,187; 3/31/04 - $30,816)	66,249	58,437
Goodwill	81,440	81,440
Other assets	6,946	7,758

TOTAL ASSETS	$442,861	$537,283

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$36	$225
Accounts payable	45,844	84,734
Accrued expenses	41,885	46,831
Income taxes payable	13,394	14,424

TOTAL CURRENT LIABILITIES	101,159	146,214

Long term debt	300,338	314,650
Other liabilities	9,865	8,402
Deferred taxes	31,402	30,266

TOTAL LIABILITIES	442,764	499,532

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY:
Common stock, without par value	203,607	210,533
Retained deficit	(195,792)	(165,924)
Accumulated other comprehensive loss	(7,718)	(6,858)

TOTAL SHAREHOLDERS’ EQUITY	97	37,751

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$442,861	$537,283

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2004	2003	2004
Net revenue	$122,280	$221,771	$229,539	$375,640
Cost of sales	88,049	145,237	166,671	251,744

Gross profit	34,231	76,534	62,868	123,896

Selling, general and administrative	28,024	28,651	54,955	53,367
Research and development, net	10,257	8,728	19,677	16,904
Resizing (recovery) costs	—	(68)	(205)	(68)
Asset impairment	1,708	3,293	1,587	3,293
Amortization of intangible assets	2,321	2,315	4,629	4,630

Operating expense	42,310	42,919	80,643	78,126

Income (loss) from operations	(8,079)	33,615	(17,775)	45,770
Interest income	180	302	661	506
Interest expense	(4,415)	(2,432)	(8,905)	(6,861)
Charge on early extinguishment of debt	—	(617)	—	(6,769)
Gain on sale of assets	—	794	—	794

Income (loss) from continuing operations before income tax	(12,314)	31,662	(26,019)	33,440
Provision for income taxes	3,318	1,410	4,344	2,760

Net income (loss) from continuing operations	(15,632)	30,252	(30,363)	30,680
Loss from discontinued FCT operations	(3,659)	(751)	(6,583)	(432)
Loss on sale of FCT operations	—	(380)	—	(380)

Net income (loss)	$(19,291)	$29,121	$(36,946)	$29,868

Net income (loss) per share from continuing operations:
Basic	$(0.31)	$0.60	$(0.61)	$0.61
Diluted	$(0.31)	$0.46	$(0.61)	$0.50

Net loss per share from discontinued operations:
Basic	$(0.08)	$(0.02)	$(0.14)	$(0.02)
Diluted	$(0.08)	$(0.02)	$(0.14)	$(0.02)

Net income (loss) per share:
Basic	$(0.39)	$0.58	$(0.75)	$0.59
Diluted	$(0.39)	$0.44	$(0.75)	$0.48

Weighted average shares outstanding
Basic	49,629	50,588	49,575	50,501
Diluted	49,629	68,699	49,575	69,299

The accompanying notes are an integral part of these consolidated financial statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,946)	$29,868
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,506	15,918
Charge on early extinguishment of debt	—	6,769
Resizing cost recovery	(205)	(68)
Asset impairment	1,708	3,293
Changes in components of working capital, net	(28,116)	(28,008)
Other, net	340	2,357

Net cash provided by (used in) operating activities	(43,713)	30,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	13,869	15,098
Purchase of investments classified as available for sale	(7,903)	(27,279)
Purchases of property, plant and equipment	(4,199)	(6,022)
Proceeds from sale of FCT Division	—	2,000
Proceeds from sale of property and equipment	218	933

Net cash provided by (used in) investing activities	1,985	(15,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	50	3,707
Restricted cash	300	(421)
Proceeds from issuance of 0.5% convertible subordinated notes	—	199,736
Payments on borrowings	(20)	(199,948)

Net cash provided by financing activities	330	3,074

Changes in cash and cash equivalents	(41,398)	17,933
Cash and cash equivalents at beginning of period	85,986	65,725

Cash and cash equivalents at end of period	$44,588	$83,658

CASH PAID DURING THE PERIOD FOR:
Interest	$8,067	$7,916
Income Taxes	$2,469	$1,499

The accompanying notes are an integral part of these consolidated financial statements

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2004, and the results of its operations for the three and six month periods ended March 31, 2003 and 2004 and its cash flows for the six month periods ended March 31, 2003 and 2004. In February 2004 we sold the remaining assets of our advanced packaging technology segment, which consisted solely of our flip chip business unit which licensed flip chip technology and provided flip chip bumping and wafer level packaging services. As a result, we have reflected the flip chip business unit as a discontinued operation and do not include the results of its operations in our revenues and expenses from continuing operations as reported in our financial statements and this discussion of our results of operations. We have reclassified our prior period financial statements to coincide with the current year presentation. These financial statements should be read in conjunction with the audited financial statements included as exhibits 99.1, 99.2 and 99.3 in this current report on Form 10-Q.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 . FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has a 36% ownership interest in a limited liability company that owns a building in Gilbert, Arizona and leases it to the Company. The ownership and lease of this one location comprises the sole activity of this entity. The entity has a mortgage on the building in the amount of $5.6 million which is secured by the property. The Company consolidated the following assets and liabilities, associated with this entity, into its financial statements as of December 31, 2003: cash of $314 thousand; fixed assets comprised of land and buildings of $5.7 million; current liabilities comprised primarily of property tax and interest of $123 thousand; and a long term liability for the mortgage of $5.6 million. The other parties, which have 64% interest in this entity, have an interest in the above net assets and liabilities of $290 thousand which has been included in other noncurrent liabilities on the Company’s balance sheet at March 31, 2004.

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

At March 31, 2004, the Company had five stock-based employee compensation plans and two director compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee or director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earning (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	(in thousands)
	Three months ended March 31,		Six months ended March 31,
	2003	2004	2003	2004
Net income (loss), as reported	$(19,291)	$29,121	$(36,946)	$29,868
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,663)	(2,425)	(6,078)	(5,033)

Pro forma net income (loss)	$(21,954)	$26,696	$(43,024)	$24,835

Net income (loss) per share:
Basic-as reported	$(0.39)	$0.58	$(0.75)	$0.59

Basic-pro forma	$(0.44)	$0.53	$(0.87)	$0.49

Dilued - as reported	$(0.39)	$0.44	$(0.75)	$0.48

Diluted - pro forma	$(0.44)	$0.41	$(0.87)	$0.41

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). The Company has adopted this standard and the adoption did not have an impact on its financial position and results of operations.

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLES

At March 31, 2004, the Company had goodwill in two reporting units that would be reviewed for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The reporting units are: the bonding wire and test businesses. The bonding wire business is included in the Company’s packaging materials segment, while the test business comprises the Company’s test segment.

The Company has determined that its annual test for impairment of intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. However, the Company will also test for impairment whenever a “triggering” event occurs. One such triggering event took place in the March 2004 quarter when the Company sold certain assets associated with its test operations and recorded an impairment charge of $3.2 million associated with the complete technology intangible asset associated with those assets. When conducting its impairment analysis, the Company estimates the fair value of each reporting unit using the expected present value of future cash flows.

The following table outlines the components of goodwill by business segment at March 31, 2004; there was no change in the components from September 30, 2003.

	(in thousands)
	Packaging Materials Segment	Test Segment	Total
Goodwill	$29,684	$51,756	$81,440

The changes in the carrying value of intangible assets from September 30, 2003 appear below:

	(in thousands)
	Customer Accounts	Complete Technology	Total Intangible Assets
Net intangible balance at September 30, 2003	$29,451	$36,798	$66,249
Amortization	(2,056)	(2,574)	(4,630)
Impairment charge		(3,182)	(3,182)

Net intangible balance at March 31, 2004	$27,395	$31,042	$58,437

The aggregate amortization expense related to these intangible assets for each of the three and six months ended March 31, 2003 and 2004, respectively, was $2.3 million and $4.6 million. The annual amortization expense related to these intangible assets for each of the next five fiscal years is expected to be approximately $8.8 million.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	(in thousands)
	September 30, 2003	March 31, 2004
Raw materials and supplies	$29,654	$31,027
Work in process	11,788	14,260
Finished goods	12,279	12,172

	53,721	57,459
Inventory reserves	(15,815)	(15,100)

	$37,906	$42,359

NOTE 5 - EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income(loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. In the March 2004 quarter, $1.2 million of after-tax interest expense, related to the 0.5% and 5.25% Convertible Subordinated Notes, was added to the Company’s net income to determine diluted earnings per share. For the six months ended March 31, 2004, $3.6 million of after-tax interest expense, related to the 0.5%, 5.25% and 4.75% (for the period of time this security was outstanding) Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share. For the three and six months ended March 31, 2003, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect due to the Company’s net loss position.

A reconciliation of weighted average shares outstanding – basic to the weighted average shares outstanding-diluted appears below:

	(in thousands)
	Three months ended March 31,			Six months ended March 31,
	2003		2004	2003		2004
Weighted average shares outstanding - Basic	49,629		50,588	49,575		50,501
Potentially dilutive securities:
Employee stock options		*	1,806		*	1,955
1/2% Convertible subordinated notes	NA		10,084	NA		6,934
5 1/4% Convertible subordinated notes		*	6,221		*	6,276
4 3/4 % Convertible subordinated notes		*	NA		*	3,633

Weighted average shares outstanding - Diluted	49,629		68,699	49,575		69,299

*	Due to the Company’s net loss for the three and six months ended March 31, 2003, potentially dilutive securities were deemed to be anti-dilutive for the periods. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) for the three and six months ended March 31, 2003 was 14,833,472 and 14,682,585, respectively.

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

In fiscal 2003, the Company reversed $475 thousand ($205 thousand in the first half of 2003) of these resizing charges due to the actual severance cost associated with the terminated positions being less than the cost originally estimated.

In addition to the resizing costs identified below, the Company continued (and is continuing) to downsize its operations in fiscal 2003 and 2004. These downsizing efforts resulted in workforce reduction charges of $3.5 million and $3.9 million in the six months ended March 31, 2003 and 2004, respectively. These workforce reduction charges were recorded as Selling, General and Administrative expenses.

A summary of the charges, reversals and payments of the formal resizing plans initiated in fiscal 2001 and 2002 and acquisition restructuring plans initiated in fiscal 2001 appears below:

	(in thousands)
	Severance and Benefits	Commitments	Total
Fiscal 2001 and 2002 Resizing Plans and Acquisition Restructurings
Provision for resizing plans in fiscal 2001	$4,166	$—	$4,166
Acquisition restructurings	84	1,402	1,486
Payment of obligations in fiscal 2001	(2,101)	(213)	(2,314)

Balance, September 30, 2001	2,149	1,189	3,338

Provision for resizing plans in fiscal 2002
Continuing operations	9,486	9,282	18,768
Discontinued operations	893		893
Payment of obligations in fiscal 2002	(7,551)	(1,470)	(9,021)

Balance, September 30, 2002	4,977	9,001	13,978
Change in estimate	(475)		(475)
Payment of obligations in fiscal 2003	(3,590)	(3,211)	(6,801)

Balance, September 30, 2003	912	5,790	6,702
Change in estimate	(68)	—	(68)
Payment of obligations	(316)	(1,387)	(1,703)

Balance, March 31, 2004	$528	$4,403	$4,931

The individual resizing plans and acquisition restructuring plans initiated in fiscal 2002 and 2001 are identified below:

Fourth Quarter 2002

In the fourth quarter of fiscal 2002, the Company announced that it would close its substrate operations due to its high capital and operating cash requirements. As a result, the Company recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. By June 30, 2003, all the positions had been eliminated. The plans have been completed but cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, the Company wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation.

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

Second Quarter 2002

In the second quarter of fiscal 2002, the Company announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, the Company recorded a charge of $11.3 million ($10.4 million in continuing operations and $0.9 million in discontinued operations), consisting of severance and benefits of $9.7 million for 372 positions that were to be eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China (including the Company’s hub blade business) and the move of the Company’s microelectronics products to Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan.

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

In the fourth quarter of fiscal 2002, the Company reversed $600 thousand ($590 thousand in continuing operations and $10 thousand in discontinued operations) of the severance resizing expenses and in the fourth quarter of fiscal 2003 the Company reversed $353 thousand of resizing expenses, previously recorded in the second quarter of fiscal 2002, due to actual severance costs associated with the terminated positions being less than those estimated as a result of employees leaving the Company before they were severed.

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

NOTE 7 – DEBT

In the quarter ended December 31, 2003, the Company issued $205 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors and institutional accredited investors. The Notes mature on November 30, 2008, bear interest at 0.5% and are convertible into common stock of the Company at $20.33 per share, subject to adjustment for certain events. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 5.25% Convertible Subordinated Notes issued in August 2001. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year.

The Company used the majority of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem all of its $175 million of 4.75% Convertible Subordinated Notes at a redemption price equal to 102.036% of the principal amount of the Notes. The Company recorded a charge of $6.2 million associated with the redemption of these Notes, $2.6 million of which was due to the write-off of unamortized note issuance costs and $3.6 million due to the redemption premium.

In the quarter ended March 31, 2004, the Company used the remainder of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem $21 million of its 5.25% Convertible Subordinated Notes due 2006. The Company paid a premium of $241 thousand to purchase the $21 million of notes.

NOTE 8 – COMPREHENSIVE LOSS

For the three and six month periods ended March 31, 2003 and 2004, the components of total comprehensive income(loss) were as follows:

	(in thousands)
	Three months ended March 31,		Six months ended March 31,
	2003	2004	2003	2004
Net income (loss)	$(19,291)	$29,121	$(36,946)	$29,868

Foreign currency translation adjustment	593	(81)	1,038	830
Unrealized gain (loss) on investments, net of taxes	22	30	(14)	30

Other comprehensive income (loss)	615	(51)	1,024	860

Comprehensive income (loss)	$(18,676)	$29,070	$(35,922)	$30,728

NOTE 9 - OPERATING RESULTS BY BUSINESS SEGMENT

In February 2004 we sold the remaining assets of our former advanced packaging technologies segment, which consisted solely of our flip chip business unit which licensed flip chip technology and provided flip chip bumping and wafer level packaging services. As a result, we have reflected the flip chip business unit as a discontinued operation and have eliminated the advanced packaging technologies segment. We have reclassified prior period financial statements to coincide with the current year presentation. The reclassified financial statements for prior fiscal years are included as Exhibit 99.1, 99.2 and 99.3 to this report.

Operating results by business segment for the three and six-month periods ended March 31, 2003 and 2004 were as follows:

Fiscal 2004 (in thousands) :

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Quarter ended March 31, 2004:
Net revenue	$135,360	$56,170	$30,241	$—	$221,771
Cost of sales	76,458	44,082	24,697	—	145,237

Gross profit	58,902	12,088	5,544	—	76,534
Operating costs	15,861	5,209	13,339	5,285	39,694
Resizing costs	—	—	—	(68)	(68)
Asset impairment	—	—	3,293	—	3,293

Income (loss) from operations	$43,041	$6,879	$(11,088)	$(5,217)	$33,615

Six months ended March 31, 2004:
Net revenue	$216,440	$105,678	$53,522	$—	$375,640
Cost of sales	125,582	82,172	43,990	—	251,744

Gross profit	90,858	23,506	9,532	—	123,896
Operating costs	30,529	10,433	24,122	9,817	74,901
Resizing costs	—	—	—	(68)	(68)
Asset impairment	—	—	3,293	—	3,293

Income (loss) from operations	$60,329	$13,073	$(17,883)	$(9,749)	$45,770

Segment Assets at March 31, 2004	$147,036	$100,963	$169,190	$119,853	$537,042

Fiscal 2003 (in thousands) :

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Quarter ended March 31, 2003:
Net revenue	$52,569	$43,602	$26,109	$—	$122,280
Cost of sales	33,338	33,604	21,107	—	88,049

Gross profit	19,231	9,998	5,002	—	34,231
Operating costs	18,586	6,518	10,727	4,771	40,602
Asset impairment	17	—	1,691	—	1,708

Income (loss) from operations	$628	$3,480	$(7,416)	$(4,771)	$(8,079)

Six months ended March 31, 2003:
Net revenue	$97,464	$83,159	$48,781	$135	$229,539
Cost of sales	63,954	62,888	39,829		166,671

Gross profit	33,510	20,271	8,952	135	62,868
Operating costs	36,109	13,809	21,191	8,152	79,261
Resizing costs	—	—	(103)	(102)	(205)
Asset impairment and Gain on disposal of assets	17	—	1,691	(121)	1,587

Income (loss) from operations	$(2,616)	$6,462	$(13,827)	$(7,794)	$(17,775)

Segment Assets at March 31, 2003	$123,628	$91,356	$168,390	$105,688	$489,062

Corporate and Other includes the residual activity from our former substrate business unit that was closed in the September quarter of 2002.

NOTE 10 – GUARANTOR OBLIGATIONS AND CONTINGENCIES

Guarantor Obligations

The Company has issued standby letters of credit to guarantee payments for employee benefit programs and a facility lease. The standby letters of credit were issued in lieu of cash security deposits.

The table below identifies the guarantees under the standby letters of credit at March 31, 2004:

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security deposit for payment of employee health benefits	Expires June 2004	$1,710
Security deposit for payment of employee worker compensation benefits	Expires July and October 2004	1,084
Security deposit for a facility lease	Expires July 2004	300

		$3,094

The Company’s products are generally shipped with a one-year warranty against manufacturing defects and the Company does not offer extended warranties in the normal course of its business. The Company reserves for estimated warranty expense when revenue for the related product is recognized. The reserve for estimated warranty expense is based upon historical experience and management estimates of future expenses.

The table below details the activity related to the Company’s reserve for product warranty expense for the six months ended March 31, 2004:

(in thousands)
Reserve for Product Warranty Expense
Reserve for product warranty expense at September 30, 2003	$1,008
Provision for product warranty expense	1,819
Product warranty expense	(1,457)

Reserve for product warranty expense at March 31, 2004	$1,370

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

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In the six months ended March 31, 2003 and 2004, sales to Advanced Semiconductor Engineering accounted for 19.3% and 15.9%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of total net sales during the six months ended March 31, 2003 and 2004. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2003 and March 31, 2004, Advanced Semiconductor Engineering accounted for 10% and 15% of total accounts receivable, respectively. No other customer accounted for more than 10% of total accounts receivable at September 30, 2003 and March 31, 2004. The reduction or loss of orders from a significant customer could adversely affect the Company’s business, financial condition, operating results and cash flows.

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

NOTE 11– PENSION DISCLOSURES

The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the earlier of the three years before retirement or the three years before December 31, 1995. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation. The Company’s funding policy is consistent with the funding requirements of Federal law and regulations.

Net period pension costs for the six months ended March 31, 2004 for this plan was approximately $600 thousand and included interest costs of $832 thousand and amortization of net loss of $551 thousand, offset by expected return on plan assets of $783 thousand. The Company contributed approximately $1.3 million in company stock to the Plan in the six months ended March 31, 2004 and the Company expects to contribute an additional $1.5 million in company stock in the second half of fiscal 2004. Net period pension cost for the six months ended March 31, 2003 for this plan was approximately $427 thousand and included interest costs of $388 thousand and amortization of net loss of $299 thousand, offset by expected return on plan assets of $260 thousand. Approximately $321 thousand was funded during the six months ended March 31, 2003 and the Company funded an additional $1.4 million ($1.0 million in company stock and $0.4 million in cash), in the second half of fiscal 2003.

NOTE 12 – DISCONTINUED OPERATION

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation (“Delco”) providing for the formation and management of Flip Chip Technologies, LLC (“FCT”). FCT was formed to license related technologies and to provide wafer bumping services on a contract basis. In March 2001, the Company purchased the remaining interest in the joint venture owned by Delco for $5.0 million and included FCT in its then existing advanced packaging business segment. In fiscal 2003, the Company’s then existing advanced packaging business segment consisted solely of FCT. FCT was not profitable.

In February 2004, the Company sold the assets of FCT for approximately $3.4 million in cash and notes, the agreement by the buyer to satisfy approximately $5.2 million of the Company’s lease liabilities and the assumption of certain other liabilities. The sale included fixed assets, inventories, and intellectual property of the Company’s flip chip business. The major classes of FCT assets and liabilities sold included: $3.6 million in accounts receivable, $119 thousand in inventory, $2.5 million in property, plant and equipment, $119 thousand in other long term assets, $1.5 million in accounts payable and $1.0 million in accrued liabilities. The Company recorded a net loss on the sale of FCT of $380 thousand. Net sales from FCT for the three and six months ended March 31, 2004 were $2.8 million and $9.4 million, respectively, and for the three and six months ended March 31, 2003 were $3.7 million and $7.8 million, respectively. As a result of the sale, the Company has reflected the flip chip business unit as a discontinued operation and has not included the results of its operations in its revenues and expenses from continuing operations as reported in these financial statements. The Company has reclassified our prior period financial statements to coincide with the current year presentation. The reclassified financial statements for the prior years are included as Exhibit 99.1, 99.2 and 99.3 to this report.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans or objectives or projected financial results referred to in any forward-looking statements. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes of this Form 10-Q and the Audited Financial Statements and Notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear in exhibits 99.2 and 99.3 of this report for a full understanding of our financial position and results of operations.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and test interconnect products as well as service, maintain, repair and upgrade equipment, all used to assemble or test semiconductor devices. Today, we are the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is divided into three product segments: 1) equipment; 2) packaging materials; and 3) wafer and package test interconnect products.

In February 2004 we sold the remaining assets of our advanced packaging technologies segment, which consisted solely of our flip chip business unit which licensed flip chip technology and provided flip chip bumping and wafer level packaging services. As a result, we have reflected the flip chip business unit as a discontinued operation and have not included the results of its operations in our revenues and expenses from continuing operations as reported in our financial statements and this discussion of our results of operations. We have reclassified our prior period financial statements to coincide with the current year presentation. The reclassified financial statements are included as Exhibit 99.1, 99.2 and 99.3 to this report.

The semiconductor industry historically has been volatile, with periods of rapid growth followed by industry wide retrenchment. One such downturn started in fiscal 2001 and persisted into fiscal 2003. We have been in a recovery phase of the semiconductor equipment industry cycle since late fiscal 2003. The impact of the recovery was a 43.5% increase in net sales, in our December 2003 quarter, over the same period in the prior year and an 81.4% increase in our March 2004 quarter as compared to the comparable period in the prior year. Our equipment segment, which was the largest beneficiary of the recovery, reported a 80.6% increase in net sales, in our December 2003 quarter, over the same period in the prior year and a 157.5% increase in the March 2004 quarter as compared to the comparable period in the prior year. We expect our equipment business sales to be strong in the June 2004 quarter but less than the March 2004 quarter. We also expect sequential growth in our packaging materials and test businesses resulting in June 2004 quarter net sales in the $180 to $200 million range for the Company. There can be no assurances about either the duration or vigor of the recovery or the continued strength in demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

During the industry downturn in fiscal 2001 and 2002, we incurred significant resizing charges to scale down the size of our business and consolidated operations. Even after implementing these formal resizing plans (see Note 6 to our Condensed Consolidated Financial Statements), we have continued to lower our cost structure by further consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing better but lower cost equipment. These cost reduction efforts are ongoing and we believe they will drive down our cost structure below current levels, while not diminishing our product quality. However, we expect to incur additional quarterly charges such as severance and facility closing costs as a result of these long-term cost reduction programs. Our goal is to be both the technology leader, and the lowest cost supplier, in each of our major lines of business.

We reported a loss in our test business segment in both the March 2004 quarter and for the six months ended March 2004. To improve the performance of this segment, we plan to consolidate test facilities, transfer a greater portion of the test production to our Asian facilities and outsource a greater portion of the test production. We expect implementation of this plan will continue through 2005 and will result in future period charges and/or restructuring charges.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials and test interconnect products. Set forth below is a table listing the percentage of our total net sales from continuing operations for each business segment for the three and six months ended March 31, 2003 and 2004:

	Three months ended March 31,		Six months ended March 31,
	2003	2004	2003	2004
Equipment	43.0%	61.0%	42.5%	57.6%
Packaging materials	35.7%	25.3%	36.2%	28.1%
Test interconnect	21.4%	13.6%	21.3%	14.2%
Other (1)	0.0%	0.0%	0.1%	0.0%

	100.0%	100.0%	100.0%	100.0%

(1)	Includes residual sales associated with our substrate business that was closed in fiscal 2002.

Our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas sales in our packaging materials and test business segments tend to follow the trend of total semiconductor unit production.

See Note 9 to our Consolidated Financial Statements for operating results by business segment.

Equipment

We design, manufacture and market semiconductor assembly equipment. Our principal product line is our family of wire bonders, which are used to connect extremely fine wires, typically made of gold, aluminum or copper, between the bond pads of a semiconductor die and the leads on the integrated circuit (IC) package to which the die has been attached. In fiscal 2003, we began shipping the Nu-Tek™, a new automatic wire bonder designed for low pin count applications, a segment of the market we had not previously targeted, and in the second quarter of fiscal 2004, we began shipping the Maxum Plus, a faster bonder than its predecessor, the Maxum.

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

Critical Accounting Policies and Estimates

We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition. We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective October 1, 2000, based upon guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied any equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (K&S factory), with title transferring to our customer at our loading dock or upon embarkation. We do have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables. Our business is subject to contingencies related to customer orders as follows:

•	Right of Return: A large portion of our revenue comes from the sale of machines that are used in the semiconductor assembly process. These items are generally built to order, and often include customization to a customer’s specifications. Revenue related to the semiconductor equipment is recognized upon customer acceptance. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer’s facility. As a result, customer returns represent a very small percentage of customer sales on an annual basis. Our policy is to provide an allowance for customer returns based upon our historical experience and management assumptions.

•	Warranties: Our products are generally shipped with a one-year warranty against manufacturer’s defects and we do not offer extended warranties in the normal course of our business. We recognize a liability for estimated warranty expense when revenue for the related product is recognized. The estimated liability for warranty is based upon historical experience and management estimates of future expenses.

•	Conditions of Acceptance: Sales of our consumable products and bonding wire generally do not have customer acceptance terms. In certain cases, sales of our equipment products do have customer acceptance clauses which generally require that the equipment perform in accordance with specifications during an on-site factory inspection by the customer, as well as when installed at the customer’s facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the customer must first install the equipment in their own factory then, generally, revenue associated with that sale is not recognized until acceptance is received from the customer.

•	Price Protection: We do not provide price protection to our customers.

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

Estimates and Assumptions

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

We believe the following accounting policies require significant judgements and estimates:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are also subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectability of certain receivables. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable. Our average write-off of bad debts over the past five fiscal years has been less than 0.2% of net sales.

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

Valuation of Long-lived Assets. Our long-lived assets include property, plant and equipment, goodwill and intangible assets. Our property, plant and equipment and intangible assets are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying amount of these assets may not be recoverable. The fair value of our goodwill and intangible assets is based upon our estimates of future cash flows and other factors to determine the fair value of the respective assets. We manage and value our intangible technology assets in the aggregate, as one asset group, not by individual technology. We perform our annual goodwill and intangible assets impairment test in the fourth quarter of each fiscal year, which coincides with our annual planning process. Our annual impairment testing resulted in an impairment charge of $5.7 million in fiscal 2003 in our former flip chip business unit and a fiscal 2002 impairment charge of $72.0 million in the test business unit and $2.3 million in the hub blade business. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges in accordance with SFAS 142 and SFAS 144.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In both fiscal 2002 and fiscal 2003 we established a valuation allowance against our deferred tax assets generated from our U.S. net operating losses.

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended March 31, 2004, we recorded bookings of $219.2 million compared to $200.3 million in the quarter ended December 31, 2003 and $104.3 million in the quarter ended March 31, 2003. The increase in bookings, over the prior quarter and the prior year, reflected the an increase in demand in the semiconductor industry, our leading position in the semiconductor wire bonding equipment industry and our ability to ramp production to meet customer demand. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets the Company’s credit requirements. At March 31, 2004, we had a backlog of customer orders totaling $111.8 million, compared to $106.3 million at December 31, 2003 and $37.6 million at March 31, 2003. Our backlog as of any date may not be indicative of net sales for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Sales

Net sales from continuing operations for the three months ended March 31, 2004 were $221.8 million, an increase of 81.4% from $122.3 million in the same period in fiscal 2003. Increased demand in the semiconductor industries along with our leading position in the semiconductor wire bonding equipment industry and our ability to ramp production to meet customer demand were the driving forces behind the increase in net sales from the same period in the prior year. Net sales also sequentially increased 44.1% from the December 2003 quarter. Our equipment segment was the primary beneficiary of the industry recovery with a 157.5% increase in net sales over the same period in the prior year due primarily to a 237.3% increase in automatic ball bonder unit shipments, partially offset by a lower average selling price per unit and the sale of the assets of our dicing saw business in August 2003, which eliminated sales of dicing saws in the second quarter of 2004 but not the corresponding quarter of the prior year. In the March 2004 quarter, we recorded higher average selling prices per unit, in comparison with the December 2003 quarter, for each of our bonder models and particularly for our Maxum Plus model. Our packaging materials business also benefited from the industry recovery with sales increasing 28.8% over the same period in the prior year. In our packaging materials business, capillary sales were up 13.0%, due to higher unit sales and wire sales were up 36.3% due to higher volume of wire shipped and a higher gold price. Test interconnect sales were 15.8% above the prior year due primarily to higher sales in its package and vertical product lines.

Net sales from continuing operations for the six months ended March 31, 2004 were $375.6 million, an increase of 63.6% from $229.5 million in the same period of the prior fiscal year. Net sales in the equipment, packaging materials and test segments were 122.1%, 27.1% and 9.7%, respectively, above the same period in the prior fiscal year due again to higher unit sales of automatic ball bonders and bonding tools, an increase in the price of gold, the volume of gold wire shipped, and higher sales of vertical test products.

The majority of our sales are to customers that are located outside of the United States or have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 88% of our total sales in the first six months of fiscal 2004 compared to 80% in the first six months of the prior fiscal year. The majority of these foreign sales were destined for customers locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 30% of our shipments in the first six months of fiscal 2004 compared to 25% of our shipments in the first six months of the prior fiscal year.

Gross Profit

Gross profit was $76.5 million in the March 2004 quarter, a 123.7% increase from the same period in the prior year, reflecting the higher net sales, better utilization of our manufacturing facilities and better supply chain management. In the

March 2004 quarter, our gross margin (gross profit as a percentage of sales) also improved from 28.0% in the prior year to 34.5%. The improvement in gross margin was primarily seen in our equipment segment, where the gross margin increased from 36.6% in the corresponding quarter of the prior year to 43.5% in the March 2004 quarter. This improvement reflects our efforts to drive down our cost structure and more efficient utilization of our fixed factory costs due to the higher sales volume. As a result, we were able to reduce our cost per bonder shipped by more than the reduction experienced in bonder average selling prices. Our goal is to continue to drive down the cost of manufacturing by equipment design and sourcing sub-assemblies and components from lower cost providers. Gross margin in our packaging materials were adversely affected by the increase in the price of gold, which makes up a significant portion of our wire cost of sales, and the sale of our hub blade product line in August of 2003. The hub blades margins were higher than the average packaging material segment margin. The test segment gross margin was slightly lower than the prior year due to start-up costs associated with the ramping of production of cantilever products in our China facility.

Gross profit was $123.9 million in the six months ended March 2004, a 97.1% increase from the same period in the prior year, reflecting the higher net sales. In the six months ended March 2004, our gross margin (gross profit as a percentage of sales) also improved from 27.4% in the corresponding period of the prior year to 33.0%. The improvement in gross margin was primarily seen in our equipment segment, where the gross margin increased from 34.4% in the first six months of fiscal 2003 to 42.0% in the six months ended March 2004. This improvement is gross profit and gross margin in the six month period was due to the same reasons given above for the March 2004 quarter.

Selling, General and Administrative

SG&A expenses were $28.7 million and $53.4 million in the three and six months ended March 2004 compared to $28.0 million and $55.0 million, respectively, in the same periods of the prior year. Included in SG&A expense in the March 2004 quarter was a charge of $2.7 million associated with the closing of a probe card production facility in France, $0.6 million of severance and $0.3 million of China start-up costs. The six month period ended March 2004 included charges of $2.7 million associated with the closing of a probe card production facility in France, $1.2 million of severance costs and $1.2 million of China start-up costs. SG&A expense in the March 2003 quarter included costs associated with workforce reductions of $1.9 million and a $0.7 million charge for the early termination of an information technology services agreement. SG&A expense for the six month period ended March 2003 included workforce reduction charges of $3.5 million, $1.1 million of start-up cost for our China facility and $0.7 million for the early termination of an information technology services agreement. Other than the above mentioned costs, our ongoing SG&A costs were similar to the corresponding periods of the prior year and reflect our efforts to contain operating costs with higher sales volume.

Research and Development

R&D expense for the three and six months ended March 2004 decreased from the corresponding periods of fiscal 2003 by $1.5 million and $2.8 million to $8.7 million for the March 2004 quarter and $16.9 million for the six months then ended. The reduction for the quarter and for the six months ended March 2004 was primarily due to lower payroll and related expenses due to our ongoing cost reduction efforts.

Asset Impairment

In the March 2004 quarter, we recorded an asset impairment charge of $3.3 million associated with exiting our PC board fabrication business and the closure of a probe card production facility in France. In the March 2003 quarter we recorded an asset impairment charge of $1.7 million associated with the discontinuation of a test product.

Amortization of Intangible Assets

Amortization of intangible asset expense was $2.3 million and $4.6 million for the three and six months ended March 2003 and March 2004, respectively. The amortization expense was associated with our intangible assets for customer accounts and completed technology arising from the acquisition of our test division. The aggregate amortization expense for these items for each of the next five fiscal years is expected to approximate $8.8 million.

Income (loss) from Operations

Income from operations in the three and six months ended March 2004 was $33.6 million and $45.8 million, respectively, compared to losses from operations in the three and six months ended March 2003 of $8.1 million and $17.8 million, respectively. Increased demand in the semiconductor industry, which enabled us to significantly increase sales from the prior year in both the three and six month periods ended March 2004, and our ongoing efforts to reduce our cost structure were the primary reasons for the improved performance.

Interest and Charge on Early Extinguishment of Debt

Interest income in the three and six months ended March 2004 was $302 thousand and $506 thousand compared to $180 thousand and $661 thousand in the same periods of the prior fiscal year. The higher interest income in the March 2004 quarter was due to higher cash and short-term investments and the lower interest income for the six month period ended March 2004 was due to lower interest rates. Interest expense in the three and six months ended March 2004 was $2.4 million and $6.9 million compared to $4.4 million and $8.9 million in the same periods of the prior fiscal year. Interest expense in both fiscal 2004 and 2003 primarily reflects interest on our convertible subordinated notes and was lower in the both the three and six months ended March 2004 due to the redemption of our 4.75% convertible subordinated notes in December 2003 and the purchase of a portion of our 5.25% convertible subordinated notes in the March 2004 quarter.

We issued $205.0 million of 0.5% convertible subordinated notes and redeemed all $175.0 million of our 4.75% convertible subordinated notes in the December 2003 quarter and we made open market purchases of $21 million of our 5.25% convertible subordinated notes in the March 2004 quarter. We wrote-off $2.6 million of issuance costs and incurred $3.6 million of call premium costs associated with the redemption of the 4.75% convertible subordinated notes and wrote-off $376 thousand of issuance costs and incurred $241 thousand of call premium costs associated with the redemption of the 5.25% convertible subordinated notes. As a result of these actions, we believe our quarterly interest expense going forward will be approximately $1.8 million.

Provision for income taxes

Tax expense in the three and six months ended March 2003 and 2004 primarily reflects income tax on income in foreign jurisdictions. In fiscal 2003, we established a valuation allowance against tax benefits from losses in the U.S. In fiscal 2004, we reversed the portion of our tax valuation allowance that was equal to tax expense on our U.S. income.

Gain on sale of assets

In the second quarter of fiscal 2004, we realized a gain of $709 thousand on the sale of land and $85 thousand on the sale of a portion of our PC board business.

Discontinued Operations

In February 1996, we entered into a joint venture agreement with Delco Electronics Corporation (“Delco”) providing for the formation and management of Flip Chip Technologies, LLC (“FCT”). FCT was formed to license related technologies and to provide wafer bumping services on a contract basis. In March 2001, we purchased the remaining interest in the joint venture owned by Delco for $5.0 million and included FCT in our then existing advanced packaging business segment. In fiscal 2003, our then existing advanced packaging business segment consisted solely of FCT. FCT was not profitable.

In February 2004, we sold the assets of FCT for approximately $3.4 million in cash and notes, the agreement by the buyer to satisfy approximately $5.2 million of the Company’s lease liabilities and the assumption of certain other liabilities. The sale included fixed assets, inventories, and intellectual property of the Company’s flip chip business. The major classes of FCT assets and liabilities sold included: $3.6 million in accounts receivable, $119 thousand in inventory, $2.5 million in property, plant and equipment, $119 thousand in other long term assets, $1.5 million in accounts payable and $1.0 million in accrued liabilities. We recorded a net loss on the sale of FCT of $380 thousand. Net sales from FCT for the three months ended March 31, 2004 were $2.8 million and $9.4 million, respectively, and for the three and six months ended March 31, 2003 were $3.7 million and $7.8 million, respectively.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have a 36% ownership interest in a limited liability company that owns a building in Gilbert, Arizona and leases it to us. The ownership and lease of this one location comprises the sole activity of this entity. The entity has a mortgage on the building in the amount of $5.6 million which is secured by the property. We have consolidated the following assets and liabilities, associated with this entity, into our financial statements as of December 31, 2003: cash of $314 thousand; fixed assets comprised of land and buildings of $5.7 million; current liabilities comprised primarily of property tax and interest of $123 thousand; and a long term liability for the mortgage of $5.6 million. The other parties which have 64% interest in this entity have an interest in the above net assets and liabilities of $290 thousand which has been included in other liabilities on the Company’s balance sheet as of March 31, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, total cash and investments were $103.6 million compared to $103.0 million at December 31, 2003 and $73.1 million at September 30, 2003. Cash and investments increased $30.5 million from September 30, 2003 due primarily to cash provided by operating activities of $30.1 million. We also generated $3.7 million from the proceeds of the exercise of employee stock options and $2.9 million from the sale of our Flip Chip business and other assets and spent $6.0 million on cash expenditures.

Our primary need for cash for the remainder of the fiscal year will be to provide the working capital necessary to meet our expected production and sales levels. We financed our working capital needs, in the six months ended March 2004, through internally generated funds and expect to continue to do so for the remainder of the fiscal year. We may use a portion of our cash to purchase or redeem a portion of our existing outstanding debt.

In the December 2003 quarter, we issued $205 million of 0.5% Convertible Subordinated Notes due 2008 in a private placement to qualified institutional investors and institutional accredited investors. The Notes mature on November 30, 2008, bear interest at 0.5% and are convertible into our common stock at $20.33 per share. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our convertible notes issued in August 2001. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year.

We used the majority of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes due 2008 to redeem all $175 million of our 4.75% Convertible Subordinated Notes due 2006 at a redemption price equal to 102.036% of the principal amount of the notes. We recorded a charge of $6.2 million associated with the redemption of these notes, $2.6 million of which was due to the write-off of unamortized note issuance costs and $3.6 million due to the redemption premium.

We used the remainder of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to make open market purchases of $21 million of our 5.25% Convertible Subordinated Notes due 2006. We may make additional open market purchases of the 5.25% notes from time to time if reasonable prices can be obtained.

Under GAAP, certain obligations and commitments are not required to be included in our consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. Certain of the following commitments as of March 31, 2004 have not been included in the consolidated balance sheets and statements of operations included in this Form 10-Q; however, they have been disclosed in the following table in order to provide a more complete picture of our Company’s financial position and liquidity. The most significant of these are our inventory purchase obligations.

The following table identifies obligations and contingent payments under various arrangements at March 31, 2004, including those not included in our consolidated balance sheet:

	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$309,000	$—	$104,000	$205,000	$—
Capital Lease obligations	344	41	82	82	139
Operating Lease obligations*	39,677	11,287	12,134	5,763	10,493
Inventory Purchase obligations*	88,753	88,494	259	—	—

Commercial Commitments:
Standby Letters of Credit*	3,094	3,094	—	—	—

Total contractual obligations and commercial commitments	$440,868	$102,916	$116,475	$210,845	$10,632

*	Represents contractual amounts not reflected in the consolidated balance sheet at March 31, 2004.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 5.25% Convertible Subordinated Notes due 2006. The capital lease obligations principally relate to equipment leases. The operating lease obligations represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

The standby letters of credit represent obligations of the Company in lieu of security deposits for a facility lease and employee benefit programs.

At March 31, 2004, the fair value of our $205.0 million 0.5% Convertible Subordinated Notes was $181.4 million, and the fair value of our $104.0 million 5.25% Convertible Subordinated Notes was $105.8 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. At March 31, 2004, the Standard & Poor’s rating on the above-referenced convertible subordinated notes was CCC+.

We have an effective shelf registration statement on Form S-3, which permits us, from time to time, to offer and sell various types of securities, including common stock, preferred stock, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $250.0 million. However, we cannot assure you that we will be able to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, if at all.

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

RISK FACTORS

Risks Relating to Our Business

The semiconductor industry is volatile with sharp periodic downturns and slowdowns

Our operating results are significantly affected by the capital expenditures of large semiconductor manufacturers and their subcontract assemblers and by those of vertically integrated manufacturers of electronic systems. Expenditures by semiconductor manufacturers and their subcontract assemblers and by vertically integrated manufacturers of electronic systems depend on the current and anticipated market demand for semiconductors and products that use semiconductors, including personal computers, telecommunications equipment, consumer electronics, and automotive goods. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and materially and adversely affect our business, financial condition and operating results.

Historically, the semiconductor industry has been volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. They have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. These downturns historically have severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment that we manufacture and market and, to a lesser extent, the packaging materials and test interconnect solutions that we sell.

The semiconductor industry experienced recent downturns in fiscal 1998 through the first half of fiscal 1999, and in fiscal 2001 through the first three quarters of fiscal 2003. In the 1998-1999 downturn, our net sales declined from approximately $501.9 million in fiscal 1997 to $411.0 million in fiscal 1998. In the most recent downturn, our net sales declined from approximately $877.6 million in fiscal 2000 to $441.6 million in fiscal 2002. Although the business environment improved in the fourth quarter of fiscal 2003 and the first half of fiscal 2004, we cannot assure you that the market for semiconductors will continue at current levels or that the market will not experience additional and possibly more severe and prolonged downturns in the future. Such downturns would adversely affect our business, financial condition and operating results.

We may experience increasing price pressure

Our historical business strategy for many of our products has focused on product performance and customer service more than on price. The length and severity of the most recent economic downturn increased cost pressures on our customers and we have observed increasing price sensitivity on their part. In response, we are actively seeking to reduce our cost structure by moving operations to lower cost areas and by reducing other operating costs. If we are unable to reduce our operating costs to compensate for the increased cost pressures, our financial condition and operating results may be materially and adversely affected.

Our quarterly operating results fluctuate significantly and may continue to do so in the future

In the past, our quarterly operating results have fluctuated significantly; we expect that they will continue to fluctuate. Although these fluctuations are partly due to the volatile nature of the semiconductor industry, they also reflect other factors, many of which are outside of our control.

Some of the factors that may cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

•	our test interconnect business has lower margins than assembly equipment and packaging materials;

•	some lines of equipment within our business segments are more profitable than others; and

•	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements;

•	virtually all of our orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	market acceptance of our new products and upgraded versions of our products;

•	customers’ delay in purchasing our products due to customer anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

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

Most of our sales and a substantial portion of our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 88% of our net sales for the six months ending March 31, 2004, 80% of our net sales for fiscal 2003, 74% of our net sales for fiscal 2002 and 66% of our net sales for fiscal 2001 were attributable to sales to customers for delivery outside of the United States, in particular to customers in the Asia/Pacific region. We expect this trend to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia/Pacific. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, capillaries in Israel and China, bonding wire in Switzerland, test products in Taiwan, China, France, and Scotland and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	expropriation of our foreign assets;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	the application of transfer pricing regulations by taxing authorities in various jurisdictions worldwide, who may disagree with our determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties;

•	the difficulties of staffing and managing dispersed international operations;

•	episodic events outside our control such as, for example, the outbreak of Severe Acute Respiratory Syndrome;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

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

Our international operations also depend upon favorable trade relations between the United States and those foreign countries in which our customers, subcontractors, and materials suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets.

We may not be able to consolidate manufacturing facilities without incurring unanticipated costs and disruptions to our business

In an effort to further reduce our cost structure, we have initiated a process of closing some of our manufacturing facilities and expanding others. We may incur significant and unexpected costs, delays and disruptions to our business during this consolidation process. Because of unanticipated events, including the actions of governments, employees or customers, we may not realize the synergies, cost reductions and other benefits of any consolidation to the extent or within the timeframe that we currently expect.

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

We may not be able to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must timely introduce these products and product enhancements into the market in response to customers’ demands for higher performance assembly equipment, leading-edge materials and for test interconnect solutions customized to address rapid technological advances in integrated circuits and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive. The development and commercialization of new products requires significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses

We typically operate our business with a relatively short backlog. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts of demand. We have in the past, and may again in the future, fail to forecast accurately demand for our products, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to forecast accurately demand for our products, including assembly equipment, packaging materials and test interconnect solutions, our business, financial condition and operating results may be materially and adversely affected.

Advanced packaging technologies other than wire bonding may render some of our products obsolete

Advanced packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional die and wire bonding. These technologies include flip chip and chip scale packaging. Some of these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above, which do not employ our products. We completed the divestiture of our advanced packaging technologies segment in February 2004. If a significant shift to advanced packaging technologies were to occur, demand for our wire bonders and related packaging materials may be materially and adversely affected.

Because a small number of customers account for most of our sales, our revenues could decline if we lose any significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test interconnect solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In the six months ending March 31, 2004 and in fiscal 2003 and 2002, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 16%, 13% and 13%, respectively, of our net sales.

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

We depend on a small number of suppliers for raw materials, components and subassemblies. If our suppliers do not deliver their products to us, we would be unable to deliver our products to our customers

Our products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of these components and subassemblies and we rely on sole source suppliers for some important components and raw materials, including gold. In addition, we do not have long-term contracts with many of our suppliers. As a result, we are exposed to a number of significant risks, including:

•	lack of control over the manufacturing process for components and subassemblies;

•	changes in our manufacturing processes in response to changes in the market, which may delay our shipments;

•	our inadvertent use of defective or contaminated raw materials;

•	the relatively small operations and limited manufacturing resources of some of our suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at acceptable quality levels and prices;

•	the risk of reliability or quality problems with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay our shipments; and

•	the loss of suppliers as a result of the consolidation of suppliers in the industry.

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

Our diversification presents significant management and operating challenges

During fiscal 2001, we acquired two companies that design and manufacture test interconnect solutions, Cerprobe Corporation and Probe Technology Corporation, and combined their operations to create our test interconnect business. Since its acquisition in 2001, our test interconnect business has not performed to our expectation. Problems have included difficulties in rationalizing duplicate products and facilities, and in integrating these acquisitions. Our plan to correct these problems centers on the following steps: standardize production processes between the various test manufacturing sites, create and ramp production of our highest volume products in a new lower cost site in China and/or outsource production where appropriate, then rationalize excess capacity by converting existing higher cost, low volume manufacturing sites to service centers. If we are unable to successfully implement this plan, our operating margins and results of operations will continue to be adversely affected by the performance of our test interconnect segment.

More generally, our diversification strategy has increased demands on our management, financial resources and information and internal control systems. Our success will depend, in part, on our ability to manage and integrate our test interconnect and equipment and packaging materials businesses and to continue successfully to implement, improve and expand our systems, procedures and controls. If we fail to integrate our businesses successfully or to develop the necessary internal procedures to manage diversified businesses, our business, financial condition and operating results may be materially and adversely affected.

Although we have no current plans to do so, we may from time to time in the future seek to expand our business through acquisition. In that event, the success of any such acquisition will depend, in part, on our ability to integrate and finance (on acceptable terms) the acquisition.

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment, packaging materials and test interconnect solutions industries

The semiconductor equipment, packaging materials and test interconnect solutions industries are very competitive. In the semiconductor equipment and test interconnect solutions markets, significant competitive factors include performance, quality, customer support and price. In the semiconductor packaging materials industry, competitive factors include price, delivery and quality.

In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants, some of which have or may have significantly greater financial, engineering, manufacturing and marketing resources than we have. Some of these competitors are Asian and European companies that have had and may continue to have an advantage over us in supplying products to local customers who appear to prefer to purchase from local suppliers, without regard to other considerations.

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

Our success depends in part on our intellectual property, which we may be unable to protect

Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality provisions) in our agreements with employees, subcontractors, vendors, consultants and customers and on the common law of trade secrets and proprietary “know-how.” We also rely, in some cases, on patent and copyright protection. We may not be successful in protecting our technology for a number of reasons, including the following:

•	employees, subcontractors, vendors, consultants and customers may violate their contractual agreements, and the cost of enforcing those agreements may be prohibitive, or those agreements may be unenforceable or more limited than we anticipate;

•	foreign intellectual property laws may not adequately protect our intellectual property rights;

•	our patent and copyright claims may not be sufficiently broad to effectively protect our technology; our patents or copyrights may be challenged, invalidated or circumvented; and we may otherwise be unable to obtain adequate protection for our technology.

In addition, our partners and alliances may also have rights to technology that we develop. We may incur significant expense to protect or enforce our intellectual property rights. If we are unable to protect our intellectual property rights, our competitive position may be weakened.

Third parties may claim we are infringing on their intellectual property, which could cause us to incur significant litigation costs or other expenses, or prevent us from selling some of our products

The semiconductor industry is characterized by rapid technological change, with frequent introductions of new products and technologies. Industry participants often develop products and features similar to those introduced by others, creating a risk that their products and processes may give rise to claims that they infringe on the intellectual property of others. We may unknowingly infringe on the intellectual property rights of others and incur significant liability for that infringement. If we are found to have infringed on the intellectual property rights of others, we could be enjoined from continuing to manufacture, market or use the affected product, or be required to obtain a license to continue manufacturing or using the affected product. A license could be very expensive to obtain or may not be available at all. Similarly, changing or re-engineering our products or processes to avoid infringing the rights of others may be costly, impractical or time consuming.

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

Some of our customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership, in which Lemelson claims that certain manufacturing processes used by those customers infringe patents held by Lemelson. We have never been named a party to any such litigation. Some customers have requested that we indemnify them to the extent their liability for these claims arises from use of our equipment. We do not believe that products sold by us infringe valid Lemelson patents. If a claim for contribution were to be brought against us, we believe we would have valid defenses to assert and also would have rights to contribution and claims against our suppliers. We have not incurred any material liability with respect to the Lemelson claims or any other pending intellectual property claim to date and we do not believe that these claims will materially and adversely affect our business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim that might be made, however, is uncertain and we cannot assure you that the resolution of any such claim would not materially and adversely affect our business, financial condition and operating results.

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

In the future, existing or new land use and environmental regulations may: (1) impose upon us the need for additional capital equipment or other process requirements, (2) restrict our ability to expand our operations, (3) subject us to liability for, among other matters, remediation, and/or (4) cause us to curtail our operations. We cannot assure you that any costs or liabilities associated with complying with these environmental laws will not materially and adversely affect our business, financial condition and operating results.

Other Risks

We have significant intangible assets and goodwill, which we are required to evaluate annually

In fiscal 2002 and 2003, we recorded substantial write-downs of goodwill. However, our financial statements continue to reflect significant intangible assets and goodwill. We are required to perform an impairment test at least annually to support the carrying value of goodwill and intangible assets. Should we be required to recognize additional intangible or goodwill impairment charges, our financial condition would be adversely affected.

Anti-takeover provisions in our articles of incorporation and bylaws and under Pennsylvania law may discourage other companies from attempting to acquire us

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a fundamental change. For example, our articles of incorporation and bylaws contain provisions that:

•	classify our board of directors into four classes, with one class being elected each year;

•	permit our board to issue “blank check” preferred stock without stockholder approval; and

•	prohibit us from engaging in some types of business combinations with a holder of 20% or more of our voting securities without super-majority board or stockholder approval.

Further, under the Pennsylvania Business Corporation Law, because our bylaws provide for a classified board of directors, stockholders may remove directors only for cause. These provisions and some other provisions of the Pennsylvania Business Corporation Law could delay, defer or prevent us from experiencing a fundamental change and may adversely affect our common stockholders’ voting and other rights.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, or other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in the United States, Israel, Singapore and China. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. The existing conflicts in Afghanistan and Iraq, and particularly in Israel where we maintain a manufacturing facility, or any broader conflict, could have a further impact on our domestic and internal sales, our supply chain, our production capability and our ability to deliver product to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

We may be unable to generate enough cash to service our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our current convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $6.5 million in fiscal 2005, $5.8 million in fiscal 2006, $1.0 million in fiscal 2007 and fiscal 2008, and $0.2 million in fiscal 2009 on our aggregate $309 million of convertible subordinated debt. Principal payments of $104.0 million and $205.0 million on the convertible subordinated debt are due in fiscal 2006 and 2009, respectively. This is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2004, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $16.7 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 10% from the levels as of March 31, 2004, there would be no material or adverse affect on our business, financial condition or operating results.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company made open market purchases of $21 million of its 5.25% Convertible Subordinated Notes due 2006 in the quarter ended March 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held on February 10, 2004. At this meeting, Mr. Brian R. Bachman was elected and Mr. Philip V. Gerdine was reelected to the Board of Directors of the Company for terms expiring at the 2008 annual meeting. In such election, 43,701,813 votes were cast for Mr. Bachman and 34,661,325 votes were cast for Mr. Gerdine. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 1,451,853 shares and 10,452,341 shares at the 2004 Annual Meeting withheld authority to vote for Messrs. Bachman and Gerdine, respectively. Messrs. C. Scott Kulicke, John A. O’Steen, Allison F. Page, MacDonell Roehm, Jr. and C. William Zadel continue in office as members of the Company’s Board of Directors after the 2004 Annual Meeting.

Lastly, 33,455,501 shares were voted in favor of the ratification of PricewaterhouseCoopers LLP as independent accountants of the Company for fiscal 2004, and 11,510,202 shares were voted against such proposal. Proxies filed by the holders of 187,963 shares at the 2004 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

Item 5. Other Information

In February 2004, the Company sold the assets of its flip chip business unit. The Company accounted for this flip chip business unit as a discontinued operation in the March 2004 quarter and has reclassified its prior year financial statements accordingly. The Company is presenting an updated format of the information provided in Item 6 (Exhibit 99.1), Item 7 (Exhibit 99.2) and Item 8 (Exhibit 99.3) set forth in the Company’s Form 10-K for the fiscal year ended September 30, 2003, filed on December 18, 2003, to reclassify certain financial information of the flip chip business unit for all periods presented pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” and the elimination of its advanced packaging technologies business segment. Except as otherwise expressly noted, the information contained in Exhibits 99.1, 99.2 and 99.3 has not been updated to reflect any developments since September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
*2.1	Asset Purchase Agreement, between Flip Chip International, LLC and Flip Chip Technologies, LLC, dated February 6, 2004.

23	Consent of PricewaterhouseCoopers LLP (Independent Accountants)

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Selected Financial Data for the five years ended September 30, 2003.

99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended September 31, 2003 and 2002.

99.3	Consolidated Financial Statements for the three years ended September 30, 2003.

*	Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted, copies of which will be furnished to the SEC upon request.

(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K on January 6, 2004 making an Item 5 disclosure announcing that it had completed the redemption of its 4 3/4% Convertible Subordinated Notes due 2006 in their entirety. A copy of the Company’s press release was filed as exhibit 99.1.

The Company furnished a current report on Form 8-K on January 9, 2004 making an Item 12 disclosure confirming its revenue forecast for the fiscal quarter ended December 31, 2003. A copy of the Company’s press release was filed as exhibit 99.1.

The Company furnished a current report on Form 8-K on January 21, 2004 making an Item 12 disclosure announcing its financial results for the first fiscal quarter ended December 31, 2003. A copy of the Company’s earning release was filed as exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 10, 2004	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President,
Chief Financial Officer

(Principal Financial Officer)