Form 10-Q
period 2004-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 2004-08-12
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 51,056,437 shares of the Registrant’s Common Stock, without par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

JUNE 30, 2004

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

		(Unaudited)
	September 30, 2003	June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,725	$120,296
Restricted cash	2,836	3,266
Short-term investments	4,490	17,881
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/03 - $5,929; 6/30/04 - $3,464)	94,144	139,881
Inventories, net	37,906	53,501
Prepaid expenses and other current assets	11,187	12,722
Deferred income taxes	10,700	9,459

TOTAL CURRENT ASSETS	226,988	357,006
Property, plant and equipment, net	61,238	56,892
Intangible assets (net of accumulated amortization: 9/30/03- $26,187; 6/30/04 - $33,013)	66,249	56,241
Goodwill	81,440	81,440
Other assets	6,946	8,675

TOTAL ASSETS	$442,861	$560,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$36	$219
Accounts payable	45,844	71,188
Accrued expenses	41,885	44,146
Income taxes payable	13,394	14,911

TOTAL CURRENT LIABILITIES	101,159	130,464
Long term debt	300,338	329,635
Other liabilities	9,865	7,152
Deferred taxes	31,402	30,161

TOTAL LIABILITIES	442,764	497,412

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY:
Common stock, without par value	203,607	213,010
Retained deficit	(195,792)	(143,243)
Accumulated other comprehensive loss	(7,718)	(6,925)

TOTAL SHAREHOLDERS’ EQUITY	97	62,842

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$442,861	$560,254

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Net revenue	$123,782	$194,628	$353,321	$570,268
Cost of sales	91,679	129,556	258,350	381,300

Gross profit	32,103	65,072	94,971	188,968

Selling, general and administrative	22,947	24,688	77,902	78,055
Research and development, net	9,735	8,887	29,412	25,791
Resizing(recovery) costs	—	—	(205)	(68)
Loss (gain) on disposal of assets	4	—	(117)	(794)
Asset impairment	1,207	—	2,915	3,293
Amortization of intangible assets	2,315	2,198	6,944	6,828

Operating expense	36,208	35,773	116,851	113,105

Income (loss) from operations	(4,105)	29,299	(21,880)	75,863
Interest income	135	275	796	781
Interest expense	(4,309)	(2,191)	(13,214)	(9,052)
Charge on early extinguishment of debt	—	(1,825)	—	(8,594)

Income (loss) from continuing operations before income tax	(8,279)	25,558	(34,298)	58,998
Provision for income taxes	1,350	2,877	5,694	5,637

Net income (loss) from continuing operations	(9,629)	22,681	(39,992)	53,361
Loss from discontinued FCT operations	(1,723)	—	(8,306)	(432)
Loss on sale of FCT operations	—	—	—	(380)

Net income (loss)	$(11,352)	$22,681	$(48,298)	$52,549

Net income (loss) per share from continuing operations:
Basic	$(0.19)	$0.45	$(0.81)	$1.05
Diluted	$(0.19)	$0.35	$(0.81)	$0.84
Net loss per share from discontinued operations:
Basic	$(0.04)	$—	$(0.16)	$(0.01)
Diluted	$(0.04)	$—	$(0.16)	$(0.01)
Net income (loss) per share:
Basic	$(0.23)	$0.45	$(0.97)	$1.04
Diluted	$(0.23)	$0.35	$(0.97)	$0.83
Weighted average shares outstanding
Basic	49,766	50,873	49,639	50,652
Diluted	49,766	67,943	49,639	69,187

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(48,298)	$52,549
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,939	23,281
Charge on early extinguishment of debt	—	8,594
Resizing cost recovery	(205)	(68)
Asset impairment	2,915	3,293
Changes in components of working capital, net	(30,075)	(34,123)
Other, net	1,966	4,185

Net cash provided by (used in) operating activities	(44,758)	57,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	20,619	17,072
Purchase of investments classified as available for sale	(7,903)	(30,526)
Purchases of property, plant and equipment	(7,917)	(8,076)
Proceeds from sale of FCT Division	—	2,000
Proceeds from sale of property and equipment	393	933

Net cash provided by (used in) investing activities	5,192	(18,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	98	3,914
Restricted cash	449	(430)
Proceeds from issuance of 0.5% convertible subordinated notes	—	199,736
Proceeds from issuance of 1.0% convertible subordinated notes	—	63,257
Purchase of 4.75% convertible subordinated notes	—	(178,563)
Purchase of 5.25% convertible subordinated notes	—	(72,291)
Payments on borrowings, other	(64)	(166)

Net cash provided by financing activities	483	15,457

Changes in cash and cash equivalents	(39,083)	54,571
Cash and cash equivalents at beginning of period	85,986	65,725

Cash and cash equivalents at end of period	$46,903	$120,296

CASH PAID DURING THE PERIOD FOR:
Interest	$12,366	$9,516
Income Taxes	$3,873	$3,985

The accompanying notes are an integral part of these consolidated financial statement.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2004, and the results of its operations for the three and nine month periods ended June 30, 2003 and 2004 and its cash flows for the nine month periods ended June 30, 2003 and 2004. In February 2004 we sold the remaining assets of our advanced packaging technology segment, which consisted solely of our flip chip business unit which licensed flip chip technology and provided flip chip bumping and wafer level packaging services. As a result, we have reflected the flip chip business unit as a discontinued operation and do not include the results of its operations in our revenues and expenses from continuing operations as reported in our financial statements and this discussion of our results of operations. We have reclassified our prior period financial statements to coincide with the current year presentation. These financial statements should be read in conjunction with the audited financial statements included as exhibits 99.1, 99.2 and 99.3 to the Company’s Form 10-Q for the period ended March 31, 2004.

NOTE 2 - NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has a 36% ownership interest in a limited liability company that owns a building in Gilbert, Arizona and leases it to the Company. The ownership and lease of this one location comprises the sole activity of this entity. The Company consolidated the following assets and liabilities, associated with this entity, into its financial statements as of June 30, 2004: cash of $287 thousand; fixed assets comprised of land and buildings of $5.8 million; current liabilities comprised primarily of property tax and interest of $122 thousand; and a liability for a mortgage of $5.5 million, which is secured by the property. The other parties, which have 64% interest in this entity, have an interest in the above net assets and liabilities of $289 thousand which has been included in other noncurrent liabilities on the Company’s balance sheet at June 30, 2004.

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

At June 30, 2004, the Company had five stock-based employee compensation plans and two director compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee or director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	(in thousands)
	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Net income (loss), as reported	$(11,352)	$22,681	$(48,298)	$52,549
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,511)	(2,027)	(8,589)	(7,061)

Pro forma net income (loss)	$(13,863)	$20,654	$(56,887)	$45,488

Net income (loss) per share:
Basic-as reported	$(0.23)	$0.45	$(0.97)	$1.04

Basic-pro forma	$(0.28)	$0.41	$(1.15)	$0.90

Dilued - as reported	$(0.23)	$0.35	$(0.97)	$0.83

Diluted - pro forma	$(0.28)	$0.32	$(1.15)	$0.69

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLES

At June 30, 2004, the Company had goodwill in two reporting units that it reviews for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The reporting units are: the bonding wire and test businesses. The bonding wire business is included in the Company’s packaging materials segment, while the test business comprises the Company’s test segment.

The Company has determined that its annual test for impairment of intangible assets will take place at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. However, the Company also tests for impairment whenever a “triggering” event occurs. The Company performed interim goodwill impairment tests during the quarters ended December 31, 2003 and March 31, 2004 due to the existence of impairment triggers, which were the losses experienced in the Company’s test business. The results of the first step of the goodwill impairment tests, indicated that the fair value of the test reporting unit exceeded its carrying value by approximately $24 million at December 31, 2003 and by $29 million at March 31, 2004. Based on these tests no impairment charge was recorded. Due to the improved profitability of our test business in the June 2004 quarter, no triggering event occurred. The fair value of the test reporting unit was based on discounted cash flows of its projected future cash flows, consistent with the methods used in fiscal 2002 and 2003. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the implied fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the implied fair value. In the March 2004 quarter, the Company also tested its intangible assets for impairment based on the sale of certain assets of its test operations and recorded an impairment charge of $3.2 million associated with the reporting unit’s purchased technology intangible asset.

The following table outlines the components of goodwill by business segment at June 30, 2004; there was no change in the components from September 30, 2003.

	(in thousands)
	Packaging Materials Segment	Test Segment	Total
Goodwill	$29,684	$51,756	$81,440

The changes in the carrying value of intangible assets from September 30, 2003 appear below:

		(in thousands)
	Customer Accounts	Purchased Technology	Total Intangible Assets
Net intangible balance at September 30, 2003	$29,451	$36,798	$66,249
Amortization	(3,084)	(3,742)	(6,826)
Impairment charge		(3,182)	(3,182)

Net intangible balance at June 30, 2004	$26,367	$29,874	$56,241

The aggregate amortization expense related to these intangible assets for the three and nine months ended June 30, 2003 was $2.2 million and $6.8 million, respectively and for the three and nine months ended June 30, 2004, respectively, was $2.3 million and $6.9 million. The annual amortization expense related to these intangible assets for each of the next five fiscal years is expected to be approximately $8.8 million.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	(in thousands)
	September 30, 2003	June 30, 2004
Raw materials and supplies	$29,654	$44,382	(1)
Work in process	11,788	11,836
Finished goods	12,279	11,768

	53,721	67,986
Inventory reserves	(15,815)	(14,485)

	$37,906	$53,501

(1)	To reduce its cost to procure gold, the Company changed its gold supply financing arrangement in June 2004. As a result, gold is no longer treated as consignment goods and is now reflected and included in the Company’s inventory and accounts payable. Accordingly, raw materials inventory at June 30, 2004 includes $11.8 million of gold inventory and accounts payable includes a corresponding liability of $11.8 million. Prior to the June 2004 change in the Company’s gold supply financing arrangement the Company did not reflect gold in its inventory. This accounted for the majority of the increase in raw materials and supplies inventory from September 2003 to June 2004. The Company’s obligation for payment and the price it pays for gold continues to be at the time and price it ships gold wire to its customers.

NOTE 5 - EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. In the June 2004 quarter, $1.1 million of after-tax interest expense, related to the convertible subordinated notes, was added to the Company’s net income to determine diluted earnings per share. For the nine months ended June 30, 2004, $4.7 million of after-tax interest expense, related to the convertible subordinated notes was added to the Company’s net income to determine diluted earnings per share. For the three and nine months ended June 30, 2003, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect due to the Company’s net loss position.

A reconciliation of weighted average shares outstanding – basic to the weighted average shares outstanding-diluted appears below:

	(in thousands)
	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Weighted average shares outstanding - Basic	49,766	50,873	49,639	50,652
Potentially dilutive securities:
Stock options	*	1,692	*	2,179
1 % Convertible subordinated notes	NA	55	NA	18
1/2% Convertible subordinated notes	NA	10,084	NA	7,980
5 1/4% Convertible subordinated notes	*	5,239	*	5,931
4 3/4 % Convertible subordinated notes	*	NA	*	2,427

Weighted average shares outstanding - Diluted	49,766	67,943	49,639	69,187

*	Due to the Company’s net loss for the three and nine months ended June 30, 2003, potentially dilutive securities were deemed to be anti-dilutive for the periods. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) for the three and nine months ended June 30, 2003 was 14,836,645 and 14,734,346, respectively.

NOTE 6 - RESIZING

The semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during our fiscal 2001, 2002 and most of 2003. The Company developed formal resizing plans in response to these changes in its business environment with the intent to align its cost structure with anticipated revenue levels. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. The Company documented and committed to these plans to reduce spending that included facility closings/rationalizations and reductions in workforce. The Company recorded the expense associated with these plans in the period that it committed to carry-out the plans. Although the Company makes every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In fiscal 2003, the Company reversed $475 thousand ($205 thousand in the first half of 2003) of these resizing charges due to the actual severance cost associated with the terminated positions being less than the cost originally estimated.

In addition to the formal resizing costs identified below, the Company continued (and is continuing) to downsize its operations in fiscal 2002, 2003 and 2004. These downsizing efforts resulted in workforce reduction charges of $5.2 million and $3.9 million in the nine months ended June 30, 2003 and 2004, respectively. In contrast to the resizing plans discussed above, these workforce reductions were not related to formal or distinct restructurings, but rather, the normal and recurring management of employment levels in response to business conditions and the Company’s ongoing effort to reduce its cost structure. In addition, during fiscal 2003, if the business conditions were to have improved, the Company was prepared to rehire some of these terminated individuals. These recurring workforce reduction charges were recorded as Selling, General and Administrative expenses.

A summary of the charges, reversals and payments of the formal resizing plans initiated in fiscal 2002 appears below:

	(in thousands)
	Severance and Benefits	Commitments	Total
Fiscal 2002 Resizing Plans
Provision for resizing plans in fiscal 2002
Continuing operations	9,486	9,282	18,768
Discontinued operations	893		893
Payment of obligations in fiscal 2002	(5,914)	(300)	(6,214)

Balance, September 30, 2002	4,465	8,982	13,447
Change in estimate	(455)	—	(455)
Payment of obligations in fiscal 2003	(3,135)	(3,192)	(6,327)

Balance, September 30, 2003	875	5,790	6,665
Change in estimate	(68)	—	(68)
Payment of obligations	(362)	(2,058)	(2,420)

Balance, June 30, 2004	$445	$3,732	$4,177

The individual resizing plans and acquisition restructuring plans initiated in fiscal 2002 are identified below:

Fourth Quarter 2002

In January 1999, the Company acquired the advanced substrate technology of MicroModule Systems, a Cupertino, California company, to enable production of high density substrates. While showing some progress in developing the substrate technology, the business was not profitable and would have required additional capital and operating cash to complete development of the technology. In light of the business downturn that was affecting the semiconductor industry at the time, in the fourth quarter of fiscal 2002, the Company announced that it could not afford to further develop of the substrate technology and would close its substrate operations. As a result, the Company recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. The Company expected, and achieved, annual payroll related savings of approximately $4.2 million and annual facility/operating savings of approximately $3.9 million as a result of this resizing plan. By June 30, 2003, all the positions had been eliminated. The plans have been completed but cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, the Company wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation. This substrate business was included in the Company’s then existing Advanced Packaging business segment.

Third Quarter 2002

As a result of the continuing downturn in the semiconductor industry and the Company’s desire to improve the performance of its test business segment, the Company decided to move towards a 24 hour per-day manufacturing model in its major U.S. wafer test facility, which would provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As a result, in the third quarter of fiscal 2002, the Company announced a resizing plan to reduce headcount and consolidate manufacturing in its test business segment. As part of this plan, the Company moved manufacturing of wafer test products from its facilities in Gilbert, Arizona and Austin, Texas to its facilities in San Jose, California and Dallas, Texas and from its Kaohsuing, Taiwan facility to its Hsin Chu, Taiwan facility. The resizing plan included a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. The resizing plan also included a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. The Company expected, and achieved, annual payroll related savings of approximately $6.9 million and annual facility/operating savings of approximately $84 thousand as a result of this resizing plan. All of the positions have been eliminated and both facilities have been closed. The plans have been completed but cash payments for the severance are expected to continue through 2005 and cash payments for facility and contractual obligations are expected to continue through 2004, or such earlier time as the obligations can be satisfied.

Second Quarter 2002

As a result of the continuing downturn in the semiconductor industry and the Company’s desire to more efficiently manage its business, in the second quarter of fiscal 2002, the Company announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, the Company recorded a charge of $11.3 million ($10.4 million in continuing operations and $0.9 million in discontinued operations), consisting of severance and benefits of $9.7 million for 372 positions that were to be eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China (including the Company’s hub blade business) and the move of the Company’s microelectronics products to Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan.

In the second quarter of fiscal 2002, the Company closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore. These operations were absorbed into other company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit dates that are associated with these closed test facilities.

To reduce the Company’s short term cash requirements, the Company decided, in the fourth quarter of fiscal 2002, not to relocate either its hub blade manufacturing facility from the United States to China or its microelectronics product manufacturing from the United States to Singapore, as previously announced. This change in the Company’s facility relocation plan resulted in a reversal of $1.6 million of the resizing costs recorded in the second quarter of fiscal 2002. As a result the Company reduced its expected annual savings from this resizing plan for payroll related expenses by approximately $4.7 million.

Also in the fourth quarter of fiscal 2002, the Company reversed $600 thousand ($590 thousand in continuing operations and $10 thousand in discontinued operations) of the severance resizing expenses and in the fourth quarter of fiscal 2003 the Company reversed $353 thousand of resizing expenses, previously recorded in the second quarter of fiscal 2002, due to actual severance costs associated with the terminated positions being less than those estimated as a result of employees leaving the Company before they were severed.

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

The Company expected annual payroll related savings of approximately $17.3 million and annual facility/operating savings of approximately $660 thousand as a result of this resizing plan. As a result of the decision not to relocate either its hub blade manufacturing facility or its microelectronics product manufacturing the Company ultimately achieved annual payroll related savings of approximately $12.7 million. The plans have been completed but cash payments for the severance charges and the facility and contractual obligations are expected to continue into 2005, or such time as the obligations can be satisfied.

NOTE 7 - DEBT

Long term debt at September 30, 2003 and June 30, 2004 consisted of the following:

Long term debt consists of the following:

				(in thousands) Outstanding Balance at,
Type	Fiscal Year of Maturity	Conversion Price(1)	Rate	September 30, 2003	June 30, 2004
Convertible Subordinated Notes	2006	$19.75	5.25%	$125,000	$54,000
Convertible Subordinated Notes	2007	$22.90	4.75%	175,000	—
Convertible Subordinated Notes	2009	$20.33	0.50%	—	205,000
Convertible Subordinated Notes	2010	$12.84	1.00%	—	65,000
Other(2)				338	5,635

				$300,338	$329,635

(1)	Subject to adjustment.

(2)	Includes a mortgage of $5.5 million held by a limited liability company which the Company began consolidating into its financial statements at December 31, 2003 in accordance with FIN 46.

In the quarter ended December 31, 2003, the Company issued $205 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors. The notes mature on November 30, 2008, bear interest at 0.5% per annum and are convertible into common stock of the Company at $20.33 per share, subject to adjustment for certain events. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% and 5.25% Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year.

The Company used the majority of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem all of its $175 million of 4.75% Convertible Subordinated Notes at a redemption price equal to 102.036% of the principal amount of the 4.75% notes. The Company recorded a charge of $6.2 million associated with the redemption of these notes, $2.6 million of which was due to the write-off of unamortized note issuance costs and $3.6 million due to the redemption premium.

In the quarter ended March 31, 2004, the Company used the remainder of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem $21 million of its 5.25% Convertible Subordinated Notes due 2006. The Company paid a premium of $241 thousand to purchase the $21 million of 5.25% notes.

In the quarter ended June 30, 2004, the Company issued $65 million of 1.0% Convertible Subordinated Notes in a private placement to qualified institutional investors. The Notes mature on June 30, 2010, bear interest at 1.0% per annum and are convertible into common stock of the Company at $12.84 per share, subject to adjustment for certain events. The conversion rights of these Notes may be terminated on or after June 30, 2006 if the closing price of the Company’s common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 5.25% and 0.5% Convertible Subordinated Notes. There are no financial covenants associated with the 1.0% notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 30 and December 30 each year.

The Company used the majority of the net proceeds from the issuance of the 1.0% Convertible Subordinated Notes to purchase $50 million of its 5.25% Convertible Subordinated Notes at a purchase price equal to 102.1% of the principal amount of the 5.25% notes. The Company recorded a charge of $1.8 million associated with the purchase of these notes, $0.8 million of which was due to the write-off of unamortized note issuance costs and $1.0 million due to the redemption premium.

The Company has called for redemption, on August 19, 2004, the remaining $54 million principal amount of its 5.25% Convertible Subordinated Notes.

NOTE 8 - COMPREHENSIVE LOSS

For the three and nine month periods ended June 30, 2003 and 2004, the components of total comprehensive income (loss) were as follows:

	(in thousands)
	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Net income (loss)	$(11,352)	$22,681	$(48,298)	$52,549
Foreign currency translation adjustment	571	25	1,609	855
Unrealized gain (loss) on investments, net of taxes	(11)	(92)	(25)	(62)

Other comprehensive income (loss)	560	(67)	1,584	793

Comprehensive income (loss)	$(10,792)	$22,614	$(46,714)	$53,342

NOTE 9 - OPERATING RESULTS BY BUSINESS SEGMENT

In February 2004 we sold the remaining assets of our advanced packaging technologies segment, which consisted solely of our flip chip business unit which licensed flip chip technology and provided flip chip bumping and wafer level packaging services. As a result, we have reflected the flip chip business unit as a discontinued operation and have eliminated the advanced packaging technologies segment. We have reclassified prior period financial statements to coincide with the current year presentation. The reclassified financial statements for prior fiscal years are included as Exhibit 99.1, 99.2 and 99.3 to the Company’s Form 10-Q for the period ended March 31, 2004.

Operating results by business segment for the three and nine-month periods ended June 30, 2003 and 2004 were as follows:

Fiscal 2004 (in thousands):

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other(1)	Consolidated
Quarter ended June 30, 2004:
Net revenue	$95,732	$61,740	$37,156	$—	$194,628
Cost of sales	55,940	47,796	25,820	—	129,556

Gross profit	39,792	13,944	11,336	—	65,072
Operating costs	14,889	5,776	10,437	4,671	35,773
Resizing costs	—	—	—	—	—
Asset impairment	—	—	—	—	—

Income (loss) from operations	$24,903	$8,168	$899	$(4,671)	$29,299

Nine months ended June 30, 2004:
Net revenue	$312,172	$167,418	$90,678	$—	$570,268
Cost of sales	181,522	129,968	69,810	—	381,300

Gross profit	130,650	37,450	20,868	—	188,968
Operating costs	45,418	16,209	34,559	14,488	110,674
Resizing costs	—	—	—	(68)	(68)
Loss (gain) on disposal of assets	—	—	(85)	(709)	(794)
Asset impairment	—	—	3,293	—	3,293

Income (loss) from operations	$85,232	$21,241	$(16,899)	$(13,711)	$75,863

Segment Assets at June 30, 2004	$119,073	$115,186	$167,920	$158,075	$560,254

Fiscal 2003 (in thousands):

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other(1)	Consolidated
Quarter ended June 30, 2003:
Net revenue	$48,416	$45,828	$29,538	$—	$123,782
Cost of sales	32,240	35,070	24,369	—	91,679

Gross profit	16,176	10,758	5,169	—	32,103
Operating costs	15,402	5,968	9,933	3,694	34,997
Loss (gain) on disposal of assets	—	—	—	4	4
Asset impairment	—	—	1,207	—	1,207

Income (loss) from operations	$774	$4,790	$(5,971)	$(3,698)	$(4,105)

Nine months ended June 30, 2003:
Net revenue	$145,880	$128,987	$78,319	$135	$353,321
Cost of sales	96,194	97,958	64,198		258,350

Gross profit	49,686	31,029	14,121	135	94,971
Operating costs	51,511	19,777	31,124	11,846	114,258
Resizing costs	—	—	(103)	(102)	(205)
Loss (gain) on disposal of assets	—	—	—	(117)	(117)
Asset impairment	17	—	2,898	—	2,915

Income (loss) from operations	$(1,842)	$11,252	$(19,798)	$(11,492)	$(21,880)

Segment Assets at June 30, 2003	$115,550	$92,079	$161,348	$98,365	$467,342

(1)	Corporate and Other includes the residual activity from our former substrate business unit that was closed in the September quarter of 2002.

NOTE 10 - GUARANTOR OBLIGATIONS AND CONTINGENCIES

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs and a facility lease and its wire subsidiary has issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by the assets of the Company’s wire manufacturing subsidiary and contains restrictions on that subsidiary’s net worth, ratio of total liabilities to net worth, ratio of EBITDA to interest expense and ratio of current assets to current liabilities.

The table below identifies the guarantees and standby letters of credit at June 30, 2004:

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2006	$17,000
Security deposit for payment of employee health benefits	Expires June 2005	1,710
Security deposit for payment of employee worker compensation benefits	Expires July and October 2004	1,084
Security deposit for a facility lease	Expires July 2004	300

		$20,094

The Company’s products are generally shipped with a one-year warranty against manufacturing defects and the Company does not offer extended warranties in the normal course of its business. The Company establishes reserves for estimated warranty expense when revenue for the related product is recognized. The reserve for estimated warranty expense is based upon historical experience and management estimates of future expenses.

The table below details the activity related to the Company’s reserve for product warranty expense for the nine months ended June 30, 2004:

(in thousands)
Reserve for Product Warranty Expense
Reserve for product warranty expense at September 30, 2003	$1,008
Provision for product warranty expense	2,901
Product warranty expense	(2,547)

Reserve for product warranty expense at June 30, 2004	$1,362

Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion have varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet, as of June 30, 2004 was $57.0 million. If business conditions were to change and the Company was unable to cancel purchase commitments without penalty or payment its financial condition and operating results could be adversely affected.

From time to time, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In such cases, the Company will defend against claims or negotiate licenses where considered appropriate. In addition, some of the Company’s customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership (the “Lemelson Foundation”), in which the Lemelson Foundation claims that certain manufacturing processes used by those customers infringe patents held by the Lemelson Foundation. The Company has never been named a party to any such litigation. Some customers have requested that the Company indemnify them to the extent their liability for these claims arises from use of the Company’s equipment. The Company does not believe that products sold by it infringe valid Lemelson patents. If a claim for contribution was brought against the Company, the Company believes it would have valid defenses to assert and also would have rights to contribution and claims against the Company’s suppliers. The Company has not incurred any material liability with respect to the Lemelson claims or any other pending intellectual property claim and the Company does not believe that these claims will materially and adversely affect the Company’s business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim that might be made, however, is uncertain and the Company cannot assure you that the resolution of any such claim will not materially and adversely affect the Company’s business, financial condition and operating results.

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In the nine months ended June 30, 2003 and 2004, sales to Advanced Semiconductor Engineering accounted for 14.3% and 17.2%, respectively, of the Company’s net sales. No other customer accounted for more than 10% of total net sales during the nine months ended June 30, 2003 and 2004. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2003 and June 30, 2004, Advanced Semiconductor Engineering accounted for 10% and 13% of total accounts receivable, respectively. No other customer accounted for more than 10% of total accounts receivable at September 30, 2003 and June 30, 2004. The reduction or loss of orders from a significant customer could adversely affect the Company’s business, financial condition, operating results and cash flows.

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

NOTE 11 - PENSION DISCLOSURES

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

Net period pension costs for the nine months ended June 30, 2004 for this plan was approximately $903 thousand and included interest costs of $1,253 thousand and amortization of net loss of $829 thousand, offset by expected return on plan assets of $1,179 thousand. The Company contributed approximately $2.8 million (based on the market price at the time of contribution) in Company stock to the Plan in the nine months ended June 30, 2004. Net period pension cost for the nine months ended June 30, 2003 for this plan was approximately $853 thousand and included interest costs of $775 thousand and amortization of net loss of $597 thousand, offset by expected return on plan assets of $519 thousand. Approximately $1.7 million ($1.3 million of which was in Company stock) was funded during the nine months ended June 30, 2003 and the Company funded an additional $78 thousand in cash, in the fourth quarter of fiscal 2003.

NOTE 12 - DISCONTINUED OPERATIONS

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation (“Delco”) providing for the formation and management of Flip Chip Technologies, LLC (“FCT”). FCT was formed to license related technologies and to provide wafer bumping services on a contract basis. In March 2001, the Company purchased the remaining interest in the joint venture owned by Delco for $5.0 million and included FCT in its then existing advanced packaging business segment. In fiscal 2003, the Company’s then existing advanced packaging business segment consisted solely of FCT, which was not profitable.

In February 2004, the Company sold the assets of FCT for approximately $3.4 million in cash and notes, the agreement by the buyer to satisfy approximately $5.2 million of the Company’s lease liabilities and the assumption of certain other liabilities. The sale included fixed assets, inventories, and intellectual property of the Company’s flip chip business. The major classes of FCT assets and liabilities sold included: $3.6 million in accounts receivable, $119 thousand in inventory, $2.5 million in property, plant and equipment, $119 thousand in other long term assets, $1.5 million in accounts payable and $1.0 million in accrued liabilities. The Company recorded a net loss on the sale of FCT of $380 thousand. Net sales from FCT for the three and nine months ended June 30, 2004 were $2.8 million and $9.4 million, respectively, and for the three and nine months ended June 30, 2003 were $3.9 million and $11.7 million, respectively. As a result of the sale, the Company has reflected the flip chip business unit as a discontinued operation and has reclassified its financial statements to exclude the results of the Flip Chip business unit operations from the Company’s revenues and expenses from continuing operations as reported in these financial statements. The Company has reclassified its prior period financial statements to coincide with the current year presentation. The reclassified financial statements for the prior years are included as Exhibit 99.1, 99.2 and 99.3 to the Company’s Form 10-Q for the period ending March 31, 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expenses and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, the market for semiconductor packaging materials and the market for test interconnect solutions;

•	the successful operation of our test interconnect business and its expected growth rate; and

•	the projected continuing demand for wire bonders.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans or objectives or projected financial results referred to in any forward-looking statements. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes of this Form 10-Q and the Audited Financial Statements and Notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear in exhibits 99.2 and 99.3 of our Form 10-Q for the period ended March 31, 2004 for a full understanding of our financial position and results of operations.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and test interconnect products as well as service, maintain, repair and upgrade equipment, all used to assemble or test semiconductor devices. Today, we are the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is divided into three product segments:

•	equipment;

•	packaging materials; and

•	wafer and package test interconnect products.

In the March 2004 quarter, we sold the remaining assets of our advanced packaging technologies segment, which consisted solely of our flip chip business unit which licensed flip chip technology and provided flip chip bumping and wafer level packaging services. As a result, we have reflected the flip chip business unit as a discontinued operation and have not included the results of its operations in our revenues and expenses from continuing operations as reported in our financial statements and this discussion of our results of operations. We have reclassified our prior period financial statements to coincide with the current year presentation. The reclassified financial statements for prior fiscal years are included as Exhibit 99.1, 99.2 and 99.3 to our Form 10-Q for the period ended March 31, 2004.

The semiconductor industry historically has been volatile, with periods of rapid growth followed by industry wide retrenchment. One such downturn started in fiscal 2001 and persisted into fiscal 2003. The industry recovered from this downturn in late fiscal 2003. The impact of the recovery from this downturn was net sales for the nine months ended June 30, 2004 of $570.3 million, a 61.4% increase from the same period in the prior year. Net sales for the quarter ended June 30, 2004 were $194.6 million, a 57.2% increase from the same period in the prior year, but a 12.2% decrease from the quarter ended March 31, 2004. On August 10, 2004, we announced that our customers had indicated a general slowing in the rate of semiconductor growth, and as a result, our wire bonder shipments for the September 2004 quarter will be lower than the June 2004 quarter and lower than we previously estimated. We currently expect net sales in the September 2004 quarter in the $135 million to $165 million range. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

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

We reported income from operations at our test business segment in the June 2004 quarter of $899 thousand. This performance is positive and reflects our continuing efforts to improve the performance of this segment but included a non-recurring spike in June 2004 quarter sales from one of our biggest test customers. For the nine months ended June 2004, this segment reported a loss of $17.0 million. We are continuing with our plan to improve the performance of this segment which includes: consolidation of test facilities, the transfer of a greater portion of the test production to our Asian facilities, outsourcing a greater portion of the test production and new product introductions. We expect implementation of this plan will continue through 2005 and will result in future period charges and/or restructuring charges.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials and test interconnect products. Set forth below is a table listing the percentage of our total net sales from continuing operations for each business segment for the three and nine months ended June 30, 2003 and 2004:

	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Equipment	39.1%	49.2%	41.3%	54.7%
Packaging materials	37.0%	31.7%	36.5%	29.4%
Test interconnect	23.9%	19.1%	22.2%	15.9%

	100.0%	100.0%	100.0%	100.0%

Our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas sales in our packaging materials and test business segments are somewhat less volatile, tending to follow the trend of total semiconductor unit production.

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

Critical Accounting Policies and Estimates

We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition. We recognize revenue (based upon guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements) when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied any equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (K&S factory), with title transferring to our customer at our loading dock or upon embarkation. We do have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables. Our business is subject to contingencies related to customer orders as follows:

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

We believe the following accounting policies require significant judgements and estimates:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. We are also subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectability of certain receivables. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable. Our average write-off of bad debts over the past five fiscal years has been less than 0.2% of net sales per year.

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

Valuation of Long-lived Assets. Our long-lived assets include property, plant and equipment, goodwill and intangible assets. Our property, plant and equipment and intangible assets are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying amount of these assets may not be recoverable. The implied fair value of our goodwill and intangible assets is based upon our estimates of the present value of future cash flows from the respective reporting units and other factors. We manage and value our intangible technology assets in the aggregate, as one asset group, not by individual technology. We perform our annual goodwill and intangible assets impairment test in the fourth quarter of each fiscal year, which coincides with our annual planning process, and whenever a “triggering” event occurs. Our annual impairment testing resulted in an impairment charge of $5.7 million in fiscal 2003 in our former flip chip business unit and a fiscal 2002 impairment charge of $72.0 million in the test business unit and $2.3 million in the hub blade business. The sale of certain assets of our test operation, in the March 2004 quarter, resulted in an impairment charge of $3.2 million in that quarter. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges in accordance with SFAS 142 and SFAS 144.

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

RESULTS OF OPERATIONS

Bookings and Backlog

During the June 2004 quarter, we recorded bookings of $186.6 million compared to $219.2 million in the March 2004 quarter and $135.5 million in the June 2003 quarter. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets the Company’s credit requirements. At June 30, 2004, we had a backlog of customer orders totaling $104.0 million, compared to $111.8 million at March 31, 2004 and $49.3 million at June 30, 2003. Our backlog as of any date may not be indicative of net sales for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation. For example, on August 10, 2004, we announced that discussions with customers indicate a general slowing in the rate of semiconductor growth. As a result, some of these customers have requested that we delay the shipment of wire bonders previously ordered and included in our backlog of customer orders at June 30, 2004.

Sales

Business segment net sales:

	(dollars amounts in thousands)
	Three months ended June 30,			Nine months ended June 30,
	2003	2004	% Change	2003	2004	% Change
Equipment	$48,416	$95,732	97.7%	$145,880	$312,172	114.0%
Packaging materials	45,828	61,740	34.7%	128,987	167,418	29.8%
Test interconnect	29,538	37,156	25.8%	78,319	90,678	15.8%
Other	—	—		135	—

	$123,782	$194,628	57.2%	$353,321	$570,268	61.4%

Net sales from continuing operations for the June 2004 quarter increased $70.8 million or 57.2% from the same period in the prior year and for the nine months ended June 2004 increased $216.9 million or 61.4%. Increased demand in the semiconductor industry along with our leading position in the semiconductor wire bonding equipment industry and our ability to ramp production to meet customer demand were the driving forces behind the increase in net sales from the same period in the prior year. While net sales in the June 2004 quarter increased from the prior year they were $27.1 million or 12.2% below net sales in the March 2004 quarter. The lower sequential sales reflected a slowing in demand for wire bonders after record wire bonder unit sales in the March 2004 quarter.

Our equipment segment was the primary beneficiary of the increased demand in the semiconductor industry with automatic wire bonder unit sales up 137.2% from the prior year in the June 2004 quarter and up 179.5% for the nine months ended June 2004. The large increases in automatic wire bonder unit sales compared to the prior year was partially offset by a lower blended average selling price per automatic wire bonder unit (ASP) of 4.1% in the June 2004 quarter and 8.9% in the nine months ended June 2004. The decline in blended ASP, from the prior year, was expected and reflects our historical product life cycle pricing pattern. ASPs generally go down over time for any particular model. To mitigate this we introduce new models with additional features that enable us to demand a higher selling price. The blended ASP varies with the proportion of newer models sold and with customer mix. While the blended ASP was lower than the prior year it was relatively even with the prior quarter.

Our packaging materials business also benefited from the increased demand in the semiconductor industry with strong unit sales growth. Our capillary unit sales were up 18.3% in the June 2004 quarter and 28.2% for the nine months ended June 2004. Blended capillary ASP was relatively flat with the prior year in both the quarter and nine months ended June 2004. Blended capillary ASP is a function of the general decline in unit prices and mix between high and low end capillaries. High end capillaries support advanced packaging applications and have higher ASP’s. As in our equipment business, we introduce new capillaries with additional features that enable us to demand a higher selling price. Our wire unit sales (measured in Kft) increased 46.3% in the June 2004 quarter and 35.8% for the nine months ended June 2004. Wire ASP is heavily dependent upon the price of gold and can fluctuate significantly from period to period. In the June 2004 quarter the increase in the price of gold accounted for $5.3 million of the sale increase over the prior year and accounted for $16.0 million of the increase for the nine months ended June 2004.

Our test interconnect sales were 25.8% above the prior year in the June 2004 quarter and 15.8% above for the nine months ended June 2004. During the June 2004 quarter one of our biggest test customers implemented a sudden change in their product road map, driving a spike of business for us. We helped the customer get through their transition and expect our test business to settle back into a more normal trend line. ASPs are not meaningful in the test business due to lack of a standard unit of measure and the large difference in part types sold. As such, ASP’s are not a metric used by management.

The majority of our sales are to customers that are located outside of the United States or have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 87% of our total sales in the first nine months of fiscal 2004 compared to 78% in the first nine months of the prior fiscal year. The majority of these foreign sales were destined for customers locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 26% of our shipments in the first nine months of fiscal 2004 compared to 19% of our shipments in the first nine months of the prior fiscal year.

Gross Profit

Business segment gross profit:

	(dollars amounts in thousands)
	Three months ended June 30,				Nine months ended June 30,
	2003	% Sales	2004	% Sales	2003	% Sales	2004	% Sales
Equipment	$16,176	33.4%	$39,792	41.6%	$49,686	34.1%	$130,650	41.9%
Packaging materials	10,758	23.5%	13,944	22.6%	31,029	24.1%	37,450	22.4%
Test interconnect	5,169	17.5%	11,336	30.5%	14,121	18.0%	20,868	23.0%
Other	—	—	—	—	135	—	—	—

	$32,103	25.9%	$65,072	33.4%	$94,971	26.9%	$188,968	33.1%

Gross profit increased $33.0 million or 102.7% over the prior year in the June 2004 quarter and increased $94.0 million or 99.0% over the prior year for the nine months ended June 2004. In the June 2004 quarter, our gross margin (gross profit as a percentage of sales) improved from 25.9% in the prior year to 33.4% and for the nine months ended June 2004 it improved from 26.9% to 33.1%. The improved gross profit and gross margin was due primarily to the higher sales volume.

Our equipment gross margin increased 8.2 percentage points from the prior year in the June 2004 quarter and 7.8 percentage points in the nine months ended June 2004. A lower cost per automatic wire bonder unit was the primary reason for the higher gross margin in both the quarter and nine months ended June 2004. Our average cost per unit was 13.6% below the prior year in the June 2004 quarter and 22.2% below for the nine months ended June 2004. Like the decline in ASP, our lower cost per unit reflects the lowering of production costs over a product life cycle along with a change in product mix and our continuing efforts to drive down our cost structure.

Our packaging materials gross margin was adversely affected by the higher price of gold in fiscal 2004 compared to fiscal 2003, which makes up a significant portion of our wire cost of sales, and the sale of our hard materials blade product line in August of 2003. The hard materials blades margins were higher than the average packaging material segment margin.

Our test interconnect gross margin increased 13.0 percentage points in the June 2004 quarter and 5.0 percentage points in the nine months ended June 2004 due primarily to the spike in sales volume mentioned above. Start-up costs associated with the ramping of production of cantilever products in our China facility partially offset the positive impact from the higher sales.

Operating Expenses

	(dollars amounts in thousands)
	Three months ended June 30,				Nine months ended June 30,
	2003	% Sales	2004	% Sales	2003	% Sales	2004	% Sales
Selling, general and administrative	$22,947	18.5%	$24,688	12.7%	$77,902	22.0%	$78,055	13.7%
Research and development, net	9,735	7.9%	8,887	4.6%	29,412	8.3%	25,791	4.5%
Resizing(recovery) costs	—	0.0%	—	0.0%	(205)	-0.1%	(68)	0.0%
Loss (gain) on disposal of assets	4	0.0%	—	0.0%	(117)	0.0%	(794)	0.0%
Asset impairment	1,207	1.0%	—	0.0%	2,915	0.8%	3,293	0.6%
Amortization of intangible assets	2,315	1.9%	2,198	1.1%	6,944	2.0%	6,828	1.2%

	$36,208	29.3%	$35,773	18.4%	$116,851	33.1%	$113,105	20.0%

Selling, general and administrative

SG&A expenses were relatively flat with the prior year for both the quarter and nine months ended June 2004 but SG&A expense as a percentage of sales was down 5.8 percentage points and 8.3 percentage points, respectively, for the quarter and nine months ending June 2004 compared to the prior year. In the June 2004 quarter, SG&A expense included $0.3 million of China start-up costs and for the nine months ended June 2004 it included charges of $2.7 million associated with the closing of a probe card production facility in France, $1.2 million of severance and $1.5 million of China start-up costs. In the June 2003 quarter, SG&A expense included costs associated with workforce reductions of $1.0 million and a reversal of a $2.0 million reserve, previously established for potential obligations to U.S. Customs and for the nine months ended June 2003 it included costs associated with workforce reductions of $4.5 million, start-up costs for our new China facility of approximately $1.1 million and a $0.7 million charge for the early termination of an information technology services agreement partially offset by the reversal of the $2.0 million U.S. Customs. Reserve. Other than the above mentioned costs, our ongoing SG&A costs were similar to the corresponding periods of the prior year and reflect our efforts to contain operating costs with higher sales volume.

The workforce reduction/severance charges identified in the previous paragraph were included in SG&A expense because they were not related to formal and distinct restructuring programs, but rather, they were normal and recurring management of employment levels in response to business conditions and our ongoing effort to reduce our cost structure. Also, if the business conditions had improved, we were prepared to rehire some of these terminated individuals. These charges are in contrast to the formal and distinct resizing programs we established in prior fiscal years.

Research and Development

R&D expense for the three and nine months ended June 2004 decreased from the corresponding periods of fiscal 2003 by $0.8 million and $3.6 million, respectively. The reduction for the quarter and for the nine months ended June 2004 was primarily due to lower payroll and related expenses resulting from our ongoing cost reduction efforts.

Gain on sale of assets

In the second quarter of fiscal 2004, we realized a gain of $709 thousand on the sale of land and $85 thousand on the sale of a portion of our PC board business.

Asset Impairment

In the nine months ended June 2004, we recorded an asset impairment charge of $3.3 million associated with exiting our PC board fabrication business and the closure of a probe card production facility in France. In the June 2003 quarter, we recorded an asset impairment charge of $1.2 million associated with the closure of certain test operations in Dallas, Texas. In the nine months ended June 2003, we recorded an asset impairment of $2.8 million, $1.6 million of which was related to the discontinuation of a test product and $1.2 million was related to the closure of certain test operations in Dallas, Texas.

We perform our annual test for impairment of intangible assets at the end of the fourth quarter of each fiscal year, which coincides with the completion of our annual forecasting process. However, we also test for impairment whenever a “triggering” event occurs. We performed interim goodwill impairment tests during the quarters ended December 31, 2003 and March 31, 2004 due to the existence of an impairment trigger, which was the losses experienced in our test business. The results of this goodwill impairment test, indicated that the fair value of the test reporting unit exceeded its carrying value by approximately $24 million at December 31, 2003 and by $29 million at March 31, 2004. Based on these tests no impairment charge was recorded. Due to the improved profitability of our test business in the June 2004 quarter no triggering event occurred. The fair value of the test reporting unit was based on discounted cash flows of our projected future cash flows from this reporting unit, consistent with the methods used in fiscal 2002 and 2003. When conducting our goodwill impairment analysis, we calculate our potential impairment charges based on the two-step test identified in SFAS 142 and using the implied fair value of the respective reporting units. We use the present value of future cash flows from the respective reporting units to determine the implied fair value. We also tested our intangible assets for impairment in the March 2004 quarter, as a result of the sale of certain assets of the test operations and recorded an impairment charge of $3.2 million associated with the reporting unit’s purchased technology intangible asset. The $3.2 million charge is included in the $3.3 million assets charge recorded in the nine months ended June 2004.

Amortization of Intangible Assets

Amortization expense in both fiscal 2003 and 2004 was associated with our intangible assets for customer accounts and completed technology arising from the acquisition of our test division. The aggregate amortization expense for these items for each of the next five fiscal years is expected to approximate $8.8 million.

Income (loss) from Operations

Business segment income (loss) from operations:

	(dollars amounts in thousands)
	Three months ended June 30,				Nine months ended June 30,
	2003	% Sales	2004	% Sales	2003	% Sales	2004	% Sales
Equipment	$774	1.6%	$24,903	26.0%	$(1,842)	-1.3%	$85,232	27.3%
Packaging materials	4,790	10.5%	8,168	13.2%	11,252	8.7%	21,241	12.7%
Test interconnect	(5,971)	-20.2%	899	2.4%	(19,798)	-25.3%	(16,899)	-18.6%
Corporate and other	(3,698)	—	(4,671)	—	(11,492)	—	(13,711)	—

	$(4,105)	-3.3%	$29,299	15.1%	$(21,880)	-6.2%	$75,863	13.3%

Income from operations in the three and nine months ended June 2004 was $29.3 million and $75.9 million, respectively, compared to losses from operations in the three and nine months ended June 2003 of $4.1 million and $21.9 million, respectively. Increased demand in the semiconductor industry, which enabled us to significantly increase sales from the prior year in both the three and nine month periods ended June 2004, and our ongoing efforts to reduce our cost structure were the primary reasons for the improved performance.

As indicated above, our equipment and packaging materials businesses benefited from higher industry wide IC unit volume which resulted in higher unit sales of wire bonders, capillaries and wire and along with our cost reduction initiatives yielded significantly improved profitability in both dollars and margin.

Our test business recorded income from operations in the June 2004 quarter as a result of the spike in sales volume indicated above but was not profitable for the nine months ended June 2004. We are continuing with our plan to improve the performance of this segment which includes reducing its cost structure by: consolidation of facilities, the transfer of a greater portion of its production to our Asian facilities and outsourcing a greater portion of its production and increasing sales through new product introductions. We expect implementation of this plan will continue through 2005 and will result in future period charges and/or restructuring charges.

Our corporate and other expenses increased in the quarter and nine months ended June 2004 from the prior year due to recording employee incentive compensation expense in fiscal 2004 compared to no provision for incentive compensation expense in the prior year.

Interest and Charge on Early Extinguishment of Debt

Interest income in the three and nine months ended June 2004 was $275 thousand and $781 thousand compared to $135 thousand and $796 thousand in the same periods of the prior fiscal year. The higher interest income in the June 2004 quarter was due to higher cash and short-term investments and the lower interest income for the nine months ended June 2004 was due to lower interest rates. Interest expense in the three and nine months ended June 2004 was $2.2 million and $9.1 million compared to $4.3 million and $13.2 million in the same periods of the prior fiscal year. Interest expense in both fiscal 2004 and 2003 primarily reflects interest on our convertible subordinated notes and was lower in the both the three and nine months ended June 2004 due to the redemption of our 4.75% convertible subordinated notes in December 2003 and the purchase of $21 million of our 5.25% convertible subordinated notes in March 2004. We issued $65 million of 1.0% convertible subordinated notes on June 30, 2004 and simultaneously purchased $50 million of our 5.25% convertible subordinated notes. We also have called for redemption in the September 2004 quarter the remaining $54 million of our 5.25% convertible subordinated notes. We expect our quarterly interest expense, including amortization of note issuance costs, to be approximately $1.0 million, once the 5.25% convertible subordinated notes are redeemed, compared to $4.3 million in the June 2003 quarter.

In the June 2004 quarter, we wrote-off $775 thousand of issuance costs and incurred $1.0 million of call premium costs associated with the purchase of the $50 million of 5.25% convertible subordinated notes. For the nine months ended June 2004 we incurred the costs just mentioned and we wrote-off $2.6 million of issuance costs and incurred $3.6 million of call premium costs associated with the redemption of the 4.75% convertible subordinated notes and wrote-off $376 thousand of issuance costs and incurred $241 thousand of premium costs associated with the purchase of $21 million of our 5.25% convertible subordinated notes.

Provision for income taxes

Tax expense in the three and nine months ended June 2004 reflects income tax on income in foreign jurisdictions, alternative minimum tax on U.S. income and a provision for California state income tax. The provision for California state income tax resulted from California’s temporary suspension of the benefit of prior year operating losses. Our tax expense in the three and nine months ended June 2003 reflects income tax on income in foreign jurisdictions. In fiscal 2003, we established a valuation allowance against tax benefits from the fiscal 2003 losses in the U.S. In fiscal 2004, we reversed approximately $22.8 million of our valuation allowances. This reversal reflects a decrease in the valuation allowance that primarily results from our ability to utilize federal and state net operating losses based on our projected taxable income through June 30, 2004.

Discontinued Operations

In February 1996, we entered into a joint venture agreement with Delco Electronics Corporation (“Delco”) providing for the formation and management of Flip Chip Technologies, LLC (“FCT”). FCT was formed to license related technologies and to provide wafer bumping services on a contract basis. In March 2001, we purchased the remaining interest in the joint venture owned by Delco for $5.0 million and included FCT in our then existing advanced packaging business segment. In fiscal 2003, our then existing advanced packaging business segment consisted solely of FCT, which was not profitable.

In February 2004, we sold the assets of FCT for approximately $3.4 million in cash and notes, the agreement by the buyer to satisfy approximately $5.2 million of the Company’s lease liabilities and the assumption of certain other liabilities. The sale included fixed assets, inventories, and intellectual property of the Company’s flip chip business. The major classes of FCT assets and liabilities sold included: $3.6 million in accounts receivable, $119 thousand in inventory, $2.5 million in property, plant and equipment, $119 thousand in other long term assets, $1.5 million in accounts payable and $1.0 million in accrued liabilities. We recorded a net loss on the sale of FCT of $380 thousand. Net sales from FCT for the nine months ended June 30, 2004 were $9.4 million, and for the three and nine months ended June 30, 2003 were $3.9 million and $11.7 million, respectively.

Net income (loss)

We reported net income of $22.6 million and $52.5 million, respectively, in the three and nine months ended June 30, 2004 compared to net losses of $11.4 million and $48.3 million, respectively, in the three and nine months ended June 30, 2003 for the reasons enumerated above. Over the past several years, we have been reducing our cost structure, through resizing programs, consolidating operations, moving certain manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing better but lower cost equipment. Through these efforts, we believe we are able to generate net income over a wider range of net sales levels than in prior periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 . FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We have a 36% ownership interest in a limited liability company that owns a building in Gilbert, Arizona and leases it to us. The ownership and lease of this one location comprises the sole activity of this entity. The entity has a mortgage on the building in the amount of $5.6 million which is secured by the property. We consolidated the following assets and liabilities, associated with this entity, into its financial statements as of June 30, 2004: cash of $287 thousand; fixed assets comprised of land and buildings of $5.8 million; current liabilities comprised primarily of property tax and interest of $122 thousand; and a liability for the mortgage of $5.5 million. The other parties, which have 64% interest in this entity, have an interest in the above net assets and liabilities of $289 thousand which has been included in other noncurrent liabilities on our balance sheet at June 30, 2004.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this standard.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted this standard and the adoption did not have an impact on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). We adopted this standard and the adoption did not have an impact on its financial position and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, total cash and investments were $141.4 million compared to $103.6 million at March 31, 2004 and $73.1 million at September 30, 2003. Cash and investments increased $68.3 million from September 30, 2003 due primarily to cash provided by operating activities of $57.8 million. We also generated $12.2 million of net proceeds from the issuance of $65 million of 1% Convertible Subordinated Notes due 2010 and the simultaneous purchase of $50 million of our 5.25% Convertible Subordinated Notes due 2006, $3.9 million from the proceeds of the exercise of employee stock options and $2.9 million from the sale of our Flip Chip business and other assets and spent $8.1 million on capital expenditures.

Our primary need for cash for the remainder of the fiscal year will be to redeem the remaining $54 million of 5.25% Convertible Subordinated Notes due 2006 and to provide the working capital necessary to meet our expected production and sales levels. We financed our working capital needs, in the nine months ended June 2004, through internally generated funds and expect to continue to generate cash from operating activities in the fourth quarter of fiscal 2004 to meet our cash needs. We expect our equipment and packaging materials business to generate cash from operations in the September 2004 quarter in excess of their working capital and capital expenditure needs and to generate cash from our test business to cover its working capital and capital expenditure requirements.

Our long term debt at September 30, 2003 and June 30, 2004 consists of the following:

Long term debt consists of the following:

				(in thousands)
				Outstanding Balance at,
Type	Fiscal Year of Maturity	Conversion Price(1)	Rate	September 30, 2003	June 30, 2004
Convertible Subordinated Notes	2006	$19.75	5.25%	$125,000	$54,000
Convertible Subordinated Notes	2007	$22.90	4.75%	175,000	—
Convertible Subordinated Notes	2009	$20.33	0.50%	—	205,000
Convertible Subordinated Notes	2010	$12.84	1.00%	—	65,000
Other(2)				338	5,635

				$300,338	$329,635

(1)	Subject to adjustment.

(2)	Includes a mortgage of $5.5 million held by a limited liability company which the Company began consolidating into its financial statements at December 31, 2003 in accordance with FIN 46.

In the December 2003 quarter, we issued $205 million of 0.5% Convertible Subordinated Notes due 2008 in a private placement to qualified institutional investors. The notes mature on November 30, 2008, bear interest at 0.5% per annum and are convertible into our common stock at $20.33 per share. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our 1.0% and 5.25% convertible subordinated notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year.

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

In the March 2004 quarter, we used the remainder of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to make open market purchases of $21 million of our 5.25% Convertible Subordinated Notes due 2006. We paid a premium of $241 thousand to purchase the $21 million of notes and wrote-off $376 thousand of unamortized note issuance costs.

In the June 2004 quarter, we issued $65 million of 1.0% Convertible Subordinated Notes in a private placement to qualified institutional investors and institutional accredited investors. The Notes mature on June 30, 2010, bear interest at 1.0% and are convertible into common stock of the Company at $12.84 per share, subject to adjustment for certain events. The conversion rights of these notes may be terminated on or after June 30, 2006 if the closing price of the Company’s common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our 5.25% and 0.5% Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 30 and December 30 each year.

We used the majority of the net proceeds from the issuance of the 1.0% Convertible Subordinated Notes to purchase $50 million if its 5.25% Convertible Subordinated Notes at a purchase price equal to 102.1% of the principal amount of the notes. The Company recorded a charge of $1.8 million associated with the purchase of these notes, $0.8 million of which was due to the write-off of unamortized note issuance costs and $1.0 million due to the purchase premium.

On July 19, 2004, we called for redemption the remaining $54 million principal amount of our 5.25% Convertible Subordinated Notes. Associated with this redemption, we will record a charge of approximately $1.9 million in our September 2004 quarter, $1.1 million due to a redemption premium and $0.8 million due to the write-off of unamortized note issuance costs.

Under GAAP, certain obligations and commitments are not required to be included in our consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. Certain of the following commitments as of June 30, 2004 have not been included in the consolidated balance sheets and statements of operations included in this Form 10-Q; however, they have been disclosed in the following table in order to provide a more complete picture of our Company’s financial position and liquidity. The most significant of these are our inventory purchase obligations.

The following table identifies obligations and contingent payments under various arrangements at June 30, 2004, including those not included in our consolidated balance sheet:

	(in thousands)
	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
Contractual Obligations:
Long-term debt	$324,000	$54,000	$—	$205,000	$65,000
Capital Lease obligations	339	41	164	134	—
Operating Lease obligations*	36,713	10,381	11,061	5,172	10,099
Inventory Purchase obligations*	56,993	56,993	—	—	—
Commercial Commitments:
Gold supply financing guarantee	11,793	11,793
Standby letters of Credit*	3,094	3,094	—	—	—

Total contractual obligations and commercial commitments	$432,932	$136,302	$11,225	$210,306	$75,099

*	Represents contractual amounts not reflected in the consolidated balance sheet at June 30, 2004.

Long-term debt includes the amounts due under our 5.25% Convertible Subordinated Notes, which were called for redemption in the September 2004 quarter, 0.5% Convertible Subordinated Notes due 2008, and 1.0% Convertible Subordinated Notes due 2010. The capital lease obligations principally relate to equipment leases. The operating lease obligations represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

To reduce the cost to procure gold, we changed our gold supply financing arrangement in June 2004. As a result, gold is no longer treated as consignment goods and is now reflected and included in our inventory with a corresponding amount in accounts payable. Our obligation for payment and the price we pay for gold continues to be at the time and price we ship gold wire to our customers. The guarantee for our gold supply financing arrangement is secured by the assets of our wire manufacturing subsidiary and contains restrictions on that subsidiary’s net worth, ratio of total liabilities to net worth, ratio of EBITDA to interest expense and ratio of current assets to current liabilities.

The standby letters of credit represent obligations of the Company in lieu of security deposits for a facility lease and employee benefit programs.

At June 30, 2004, the fair value of our $54.0 million 5.25% Convertible Subordinated Notes was $54.9 million, the fair value of our $205.0 million 0.5% Convertible Subordinated Notes was $170.7 million, and fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $63.7 million The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. At June 30, 2004, the Standard & Poor’s rating on our 5.25% and 0.5% convertible subordinated notes was CCC+.

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

Historically, the semiconductor industry has been volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. They have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. These downturns historically have severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment, the packaging materials and test interconnect solutions that we sell.

The semiconductor industry experienced recent downturns in fiscal 1998 through the first half of fiscal 1999, in fiscal 2001 through the first three quarters of fiscal 2003 and we are currently seeing a slowing in customer demand for our wire bonders. In the 1998-1999 downturn, our net sales declined from approximately $501.9 million in fiscal 1997 to $411.0 million in fiscal 1998. In the 2001-2003 downturn, our net sales declined from approximately $877.6 million in fiscal 2000 to $441.6 million in fiscal 2002. The business environment was improved in the fourth quarter of fiscal 2003 through the first nine months of fiscal 2004 but, we anticipate a slowing in demand for our wire bonders in our fourth quarter of fiscal 2004. There can be no assurances regarding the level of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist. Any downturn may be more severe and prolonged than those experienced in the past. Downturns adversely affect our business, financial condition and operating results.

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

Some of the factors that may cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

•	our test interconnect business has lower margins than assembly equipment and packaging materials;

•	some lines of equipment within our business segments are more profitable than others; and

•	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements;

•	virtually all of our orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	unanticipated delays in the introduction of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to customer anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

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

Most of our sales and a substantial portion of our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 87% of our net sales for the nine months ending June 30, 2004, 80% of our net sales for fiscal 2003, 74% of our net sales for fiscal 2002 and 66% of our net sales for fiscal 2001 were attributable to sales to customers for delivery outside of the United States, in particular to customers in the Asia/Pacific region. We expect this trend to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia/Pacific. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, capillaries in Israel and China, bonding wire in Switzerland, test products in Taiwan, China, France, and Scotland and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	war and civil disturbances or other events that may limit or disrupt markets;

•	expropriation of our foreign assets;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	the application of transfer pricing regulations by taxing authorities in various jurisdictions worldwide, who may disagree with our determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties;

•	the difficulties of staffing and managing dispersed international operations;

•	episodic events outside our control such as, for example, the outbreak of Severe Acute Respiratory Syndrome;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

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

Our international operations also depend upon favorable trade relations between the United States and those foreign countries in which our customers, subcontractors, and materials suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets. In addition, any change to existing United States laws or the enactment of new laws penalizing United States companies for reducing the number of United Stated based employees and hiring more employees in foreign countries may adversely affect our business, financial condition and operating results.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose any significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test interconnect solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In the nine months ending June 30, 2004 and in fiscal 2003 and 2002, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 17%, 13% and 13%, respectively, of our net sales.

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

•	lack of control over the manufacturing process for components and subassemblies;

•	changes in our manufacturing processes in response to changes in the market, which may delay our shipments;

•	our inadvertent use of defective or contaminated raw materials;

•	the relatively small operations and limited manufacturing resources of some of our suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at acceptable quality levels and prices;

•	reliability or quality problems with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay our shipments; and

•	the loss of suppliers as a result of the consolidation of suppliers in the industry.

If we are unable to deliver products to our customers on time for these or any other reasons; if we are unable to meet customer expectations as to cycle time; or if we do not maintain acceptable product quality or reliability, our business, financial condition and operating results may be materially and adversely affected.

Our test interconnect business and our diversification presents significant management and operating challenges

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, or other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in the United States, Israel, Singapore and China. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. The existing conflicts in Afghanistan and Iraq, and particularly in Israel, where we maintain a manufacturing facility, or any broader conflict, could have a further impact on our domestic and internal sales, our supply chain, our production capability and our ability to deliver product to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

We may be unable to generate enough cash to service our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt, other than the $54 million of 5.25% Convertible Subordinated Notes which have been called for redemption on August 19, 2004, is not converted to our common shares, we will be required to make annual cash interest payments of $1.7 million in fiscal years 2005 through 2008, $821 thousand in fiscal 2009 and $488 thousand in fiscal 2010 on our aggregate $270 million of convertible subordinated debt. Principal payments of $205.0 million and $65.0 million on the convertible subordinated debt are due in fiscal 2009 and 2010, respectively. This is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 51.0 million shares were outstanding as of June 30, 2004. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

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

At June 30, 2004, we had a non-trading investment portfolio, excluding those classified as cash and cash equivalents, of $17.8 million. Due to the short term nature of the investment portfolio, if market interest rates were to increase immediately and uniformly by 10% from the levels as of June 30, 2004, there would be no material or adverse affect on our business, financial condition or operating results.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, are operating in an effective manner and the information we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On June 30, 2004, the Company issued $65.0 million of 1.0% Convertible Subordinated Notes in a private placement to qualified institutional investors. The notes mature on June 30, 2010, bear interest at 1.0% per annum and are convertible into common stock of the Company at a conversion rate of 77.8743 shares per $1,000 principal amount of notes. The issuance of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The initial purchaser of the notes purchased the notes from the Company at a purchase price equal to 97.5% of the principal amount of the notes.

The Company used the majority of the net proceeds from the issuance of the 1.0% Convertible Subordinated Notes to make open market purchases of $50 million of its 5.25% Convertible Subordinated Notes at a purchase price equal to 102.1% of the principal amount of the 5.25% notes. The purchased notes were convertible into common stock of the Company at a conversion rate of 50.6401 shares per $1,000 principal amount of notes.

The Company has called for redemption, on August 19, 2004, the remaining $54 million principal amount of its outstanding 5.25% Convertible Subordinated Notes.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description

4.1	Indenture, dated as of June 30, 2004, between the Company, as Issuer, and J.P. Morgan Trust Company, National Association, as Trustee

4.2	Registration Rights Agreement, dated as of June 30, 2004, between the Company, as Issuer, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser

10.1	(*)Sale and Buyback of Fine Metal Agreement dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD and AGR Matthey

10.2	Guarantee Issuance Facility Agreement dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD, Natexis Banques Populaires, Singapore Branch and Arab Bank plc, Singapore Branch.

10.3	Debenture, incorporating Fixed and Floating Charges and Assignment of Insurances dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD and Natexis Banques Populaires, Singapore Branch.

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the U.S. Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.

(b) Reports on Form 8-K.

The Company furnished a current report on Form 8-K on April 21, 2004 making an Item 12 disclosure announcing its financial results for the second fiscal quarter ended March 31, 2004. A copy of the Company’s earning release was filed as exhibit 99.1.

The Company filed a current report on Form 8-K on June 24, 2004 making an Item 5 disclosure announcing its intention to offer, subject to market and other conditions, $65 million aggregate principal amount of convertible subordinated notes due 2010 through a private placement to certain qualified institutional investors and to grant to the initial purchaser of the notes an option to purchase up to an additional $10 million aggregate principal amount of the notes. A copy of the Company’s press release was filed as exhibit 99.1.

The Company filed a current report on Form 8-K on June 25, 2004 making an Item 5 disclosure announcing the terms of its previously reported private offering of 1.0% Convertible Subordinated Notes due June 2010 to certain qualified institutional investors. A copy of the Company’s press release was filed as exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 12, 2004	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President, Chief Financial Officer

(Principal Financial Officer)