Form 10-K
period 2004-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2004-12-14
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-121

KULICKE AND SOFFA INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA	23-1498399
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2101 BLAIR MILL ROAD WILLOW GROVE, PENNSYLVANIA 19090

(Address of principal executive offices)

Registrants telephone number including area code (215) 784-6000

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

The aggregate market value of the registrant’s common stock (its only voting stock and common equity) held by non-affiliates of the registrant as of March 31, 2004 was approximately $585,200,000. (Reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 6, 2004, there were 51,321,049 shares of the registrant’s common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2005 Annual Shareholders’ Meeting to be filed on or about January 3, 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.

2004 Annual Report on Form 10-K

PART I

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, the market for semiconductor packaging materials and the market for test interconnect solutions;

•	the successful operation of our test interconnect business and its expected growth rate; and

•	the projected continuing demand for wire bonders.

Generally, words such as “may,” “will,” “should,” “could,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” and “believe,” or the negative of or other variations on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this filing. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans or objectives or projected financial results referred to in any forward-looking statements.

Item 1. BUSINESS.

We design, manufacture and market capital equipment, packaging materials and test interconnect products as well as service, maintain, repair and upgrade equipment, all used to assemble and/or test semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is currently divided into three product segments:

•	equipment;

•	packaging materials; and

•	wafer and package test interconnect products.

We completed the divestiture of our former advanced packaging technologies segment in February 2004.

Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business. We believe we are the only major supplier to the semiconductor assembly industry that can provide customers with semiconductor wire bonding equipment along with the complementary packaging materials and test interconnect products that actually contact the surface of the customer’s semiconductor devices. We believe that the ability to control all of these assembly related products provides us with a significant competitive advantage, and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

The semiconductor industry has been historically volatile, with periods of rapid growth followed by downturns. In response to recent downturns, we shifted our strategy, focusing on our larger, more established product lines, and divesting or discontinuing smaller or more speculative businesses. Additionally, we continuously seek to further reduce our cost structure by moving operations to lower cost areas, moving away from non-core businesses, and increasing productivity. We believe the historical volatility of the semiconductor industry—both upward and downward—will persist.

Kulicke and Soffa Industries, Inc. was incorporated in Pennsylvania in 1956. Our principal offices are located at 2101 Blair Mill Road, Willow Grove, Pennsylvania 19090 and our telephone number is (215) 784-6000. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials, and test interconnect products. Set forth below is a table listing the net sales from continuing operations for each business segment for our fiscal years ended September 30, 2002, 2003, and 2004:

	(in thousands) Fiscal Year Ended September 30,
	2002	2003(1)	2004
	Net Sales	Net Sales	Net Sales
Equipment	$169,469	$198,447	$361,244
Packaging materials	157,176	174,471	234,690
Test interconnect	114,698	104,882	121,877
Other(2)	222	135	—

	$441,565	$477,935	$717,811

(1)	In the fourth quarter of fiscal 2003, we sold the assets related to the saw and hard material blade businesses that were part of the equipment segment and packaging materials segment, respectively. Those businesses together had fiscal 2003 net sales of $11.3 million.
(2)	Comprised of sales associated with our substrate business that was closed in fiscal 2002.

Our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas packaging materials and test interconnect sales in general tend to be more stable, following the trend of total semiconductor unit production.

See Note 13 to our Consolidated Financial Statements for financial results by business segment and sales by geographic location.

Equipment

We manufacture and market a line of wire bonders, which are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of a semiconductor die and the leads on the integrated circuit (IC) package to which the die has been attached. We believe that our wire bonders offer competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our machines are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our principal products are:

Ball Bonders. Automatic IC ball bonders represent a large majority of our semiconductor equipment business. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to its predecessor. In May 2002, we began marketing the Maxum ™ IC ball bonder, which offered up to 20% more productivity than its predecessor. In the second quarter of fiscal 2004, we began shipping the Maxum Plus ™ to customers offering further productivity increases, as well as process capability improvements. In addition, in January of 2003, we began shipping the Nu-Tek ™ , a new automatic wire bonder optimized for low lead count ICs and discrete device applications, which are both segments of the market where we had not previously participated.

Specialty Wire Bonders. We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid, chip on board, and other large area applications; the WaferPRO Plus™ , for wafer level bumping for area array applications; the Triton RDA ™ , a wedge bonder designed for ribbon bonding; and the Model 8090, a large area wedge bonder. We also manufacture and market a line of manual wire bonders.

We believe that our industry knowledge and technical experience have positioned us to deliver innovative, customer-specific offerings that reduce the cost of owning our equipment over its useful life. In response to customer trends in outsourcing packaging requirements, we provide repair and maintenance services, a variety of equipment upgrades, machine and component rebuild activities and expanded customer training through our customer operations group.

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

Bonding Wire. We manufacture very fine gold, aluminum and copper wire used in the wire bonding process. This wire is bonded to the chip surface and package substrate by the wire bonder and becomes a permanent part of the customer’s semiconductor package. We produce wire to a wide range of specifications, which can satisfy most wire bonding applications across the spectrum of semiconductor packages.

Expendable Tools. Our expendable tools include a wide variety of capillaries, wedges, die collets and wafer saw blades. The capillaries and wedges actually attach the wire to the semiconductor chip, allow a precise amount of wire to be fed out to form a permanent wire loop, then attach the wire to the package substrate, and finally cut the wire so that the bonding process can be repeated again. Die collets are used to pick up and place die into packages before the wire bonding process begins. Our hub blades are used to cut silicon wafers into individual semiconductor die.

Test Interconnect

We offer a broad range of fixtures used to temporarily contact a semiconductor device while it is still in the wafer format (wafer probing), thereby providing electrical connections to automatic test equipment. We also offer test sockets used to test the final semiconductor package (package or final testing). Our principal test interconnect products are:

Probe cards. Probe cards consist of complex, multilayer printed circuit boards (PCB) upon which are attached numerous probe needles designed to make temporary contact to each of the bond pads or bumps on a die while the die is still in a wafer format, providing electrical connections to automatic test equipment.

Automatic Test Equipment (ATE) interface assemblies. ATE interface assemblies typically consist of electro-mechanical assemblies, electrical contactors and intricate multilayer PCBs, which mechanically and electrically connect to the ATE test prober and carry electrical signals to a probe card, and ultimately the semiconductor device under test.

Test sockets. Test sockets hold packaged semiconductor devices while making electrical connections to their leads through spring loaded contacts.

Changes in the design of a semiconductor device often require changes in the probe card, test socket and, in certain cases, the ATE interface assembly used to test that semiconductor. Customers generally purchase new versions of these custom-designed products each time there is a design change in the semiconductor being tested. Changes in semiconductor design and processes drive improvements in test interconnect technology in order to support significant increases in the number and density of bond pads or leads being tested and the speed of the electrical signals being tested.

Customers

Our major customers include large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Customers may vary from year-to-year based on their capital investment and operating expense budgets. The chart below shows our top ten end-use customers, based on net sales, for each of the last three fiscal years:

Fiscal 2002	Fiscal 2003	Fiscal 2004
1. Advanced Semiconductor Engineering *	1. Advanced Semiconductor Engineering*	1. Advanced Semiconductor Engineering*
2. ST Microelectronics	2. ST Microelectronics	2. ST Microelectronics
3. Siliconware Precision Industries	3. Intel	3. Texas Instruments
4. Intel	4. Amkor Technologies	4. Intel
5. Texas Instruments	5. Texas Instruments	5. Siliconware Precision Industries
6. Infineon Technologies	6. Infineon Technologies	6. Spansion
7. Amkor Technologies	7. National Semiconductor	7. National Semiconductor
8. National Semiconductor	8. Philips Electronics	8. ST Assembly Test
9. Samsung	9. ST Assembly Test	9. Infineon Technologies
10. Philips Electronics	10. Siliconware Precision Industries	10. Amkor Technologies

*	Accounted for more than 10% of total fiscal year net sales.

We believe that developing long-term relationships with our customers is critical to our success. By establishing these relationships with semiconductor manufacturers, semiconductor subcontract assemblers, and vertically integrated manufacturers of electronic systems, we gain insight into our customers’ future IC packaging strategies. This insight assists us in our efforts to develop material, equipment and process solutions that address our customers’ future assembly requirements.

International Operations

We sell our products to semiconductor manufacturers, semiconductor subcontract assemblers, and vertically integrated manufacturers of electronic systems, which are primarily located in or have operations in the Asia/Pacific region. Approximately 86% of our fiscal 2004 net sales, 80% of our fiscal 2003 net sales, and 74% of our fiscal 2002 net sales were for delivery to customer locations outside of the United States. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea, Japan, China and the Philippines. We expect sales outside of the United States to continue to represent a majority of our future revenues.

A majority of our manufacturing operations also are in countries other than the U.S., including major manufacturing operations located in Singapore, Israel, and China and other smaller facilities in France, Japan, Scotland, Switzerland and Taiwan. Risks associated with our international operations include risks of foreign currency and foreign financial market fluctuations, international exchange restrictions, changing political conditions and monetary policies of foreign governments, terrorism, war, civil disturbances, expropriation, and other events that may limit or disrupt markets.

Sales and Customer Support

We believe that providing comprehensive worldwide sales, service, training and support are important competitive factors in the semiconductor equipment industry, and we manage these functions through our global customer operations group. Some of these operations are focused on wire bonders and packaging materials, and others focus on test related products. We rely on a combination of a direct sales force, manufacturers’ representatives and distributors for the sale of our various product lines. In order to support our customers whose semiconductor assembly operations are located primarily outside of the United States, we have sales, service, and support personnel based in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe, and applications labs in Singapore, Japan, Israel, Taiwan, and Germany. We provide timely customer service and support by positioning our service representatives and spare parts near customer facilities, and afford customers the ability to place orders locally and to deal with service and support personnel who speak the customer’s language and are familiar with local country practices.

Backlog

At September 30, 2004, we had a backlog of customer orders totaling $59.7 million, compared to $104.0 million at June 30, 2004 and $59.9 million at September 30, 2003. Our backlog consists of customer orders which are scheduled for shipment within 12 months. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of revenues for any succeeding quarterly period. For example, on August 10, 2004, we announced that discussions with customers indicated a general slowing in the rate of semiconductor growth. As a result, some of these customers requested that we delay the shipment of wire bonders previously ordered and included in our backlog of customer orders at June 30, 2004.

Manufacturing

The Company believes excellence in manufacturing can create a competitive advantage, both through lower costs and superior responsiveness. In order to achieve these goals, we manage our manufacturing operations through a single organization and are trending to fewer, larger factories to take advantage of economies of scale and the cost savings available in low labor cost areas.

Equipment. Our equipment manufacturing activities consist primarily of integrating outsourced parts and subassemblies, and testing the finished product to customer specifications. During fiscal 2004, most of our equipment manufacturing took place in Singapore, with a small number of machines built in Willow Grove, Pennsylvania. We believe the outsourcing model enables us to minimize our fixed costs and capital expenditures and focus on product differentiation through technology innovations in system design and manufacturing quality control. Just-in-time inventory management has reduced our manufacturing cycle times and reduced our on-hand inventory requirements. We have received ISO 9001 certification for our equipment manufacturing facility in Singapore.

Packaging Materials. We manufacture expendable tools at facilities in Yokneam, Israel and Suzhou, China, and bonding wire at facilities in Singapore and Thalwil, Switzerland. We manufacture blades for wafer sawing in Santa Clara, California. Our bonding wire facility in Switzerland has received ISO 9001 certification; our bonding wire facility in Singapore has received QS9000 and ISO 14001 certifications; our blade facility in California has received ISO 9002 certification; our bonding tools facility in Yokneam, Israel has received ISO 9001 and ISO 14001 certifications; and our bonding tools facility in Suzhou, China has received ISO 9001 and ISO 14001 certifications.

Test Interconnect Products. We manufacture test probe cards in various facilities located in: Gilbert, Arizona; Hayward and San Jose, California; Hsin Chu, Taiwan; East Kilbride, Scotland; Singapore; Suzhou, China; and Corbeil, France. We manufacture ATE interface assemblies in Gilbert, Arizona and test sockets in Hayward, California and Singapore. As part of our ongoing cost reduction activities, we sold our ATE test board fabrication assets in Dallas, Texas in the third quarter of fiscal 2003 and moved to an outsource strategy for these components, and in fiscal 2004 we closed a test manufacturing facility in Meyreuil, France.

Research and Product Development

Many of our customers generate technology roadmaps describing the future manufacturing capability requirements needed to support their product development plans. Our research and product development activities are organized so that our products anticipate our customers’ requirements. This can happen either through continuous improvement of our existing products, including upgrades for products already installed in customers’ facilities, or through the creation of next-generation products. Examples of our continuous improvement strategy include the Nutek and Maxum Plus wire bonders mentioned above – both improvements of the Maxum – our advanced epoxy line of probe cards, and our DuraCap line of bonding tools. Major next-generation development is underway for our wire bonder, probe card and test socket product lines. Whether we proceed via continuous improvement, or via next-generation technology development, our goal is technology leadership in each of our major product lines.

Our net expenditures for research and development totaled approximately $34.6 million, $38.1 million, and $51.9 million during our fiscal years ended September 30, 2004, 2003 and 2002, respectively.

Competition

The market for semiconductor equipment, packaging materials, and test interconnect products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, as well as speed/throughput, production yield, and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Wire bonders: ASM Pacific Technology and Shinkawa

Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant packaging materials’ competitors include:

•	Bonding tools: Gaiser Tool Co., Small Precision Tools, Inc. and PECO

•	Saw blades: Disco Corporation

•	Bonding wire: Tanaka Electronic Industries, Sumitomo Metal Mining, Heraeus, and Nippon Metal.

Our test products face competition from a few large international firms as well as many small regional firms. Significant competitive factors in the test interconnect industry include performance, price, delivery time, product life, and quality. Our significant competitors include:

•	Wafer test: FormFactor, Inc., Japan Electronic Materials, and Micronics Japan Company

•	Package test: Everett Charles, Synergetix, Johnstech International, Enplas Semiconductor

In each of the markets we serve, we face competition and the threat of competition from established competitors and potential new entrants, some of which have greater financial, engineering, manufacturing and marketing resources than we have. Some of our competitors are Asian and European companies that have had and may continue to have an advantage over us in supplying products to local customers because many of these customers appear to prefer to purchase from local suppliers, without regard to other considerations.

Intellectual Property

Where circumstances warrant, we seek to obtain patents on inventions governing new products and processes developed as part of our ongoing research, engineering and manufacturing activities. We currently hold a number of United States patents, some of which have foreign counterparts. We believe that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents. We believe that our portfolio of patents will have more value in the future but that our success will depend primarily on our engineering, manufacturing, marketing and service skills.

In addition, we believe that much of our important technology resides in our trade secrets and proprietary software. As long as we rely on trade secrets and unpatented knowledge, including software, to maintain our competitive position, we cannot assure you that competitors may not independently develop similar technologies and possibly obtain patents containing claims applicable to our products and processes. Our ability to defend ourselves against these claims may be limited. In addition, although we execute non-disclosure and non-competition agreements with certain of our employees, customers, consultants, selected vendors and others, there is no assurance that such secrecy agreements will not be breached, or that they can be enforced.

Environmental Matters

We are subject to various federal, state, local and foreign laws and regulations governing, among other things, the generation, storage, use, emission, discharge, transportation and disposal of hazardous materials and the health and safety of our employees. In addition, we are subject to environmental laws which may require investigation and cleanup of any contamination at facilities we own or operate or at third party waste disposal sites we use or have used. These laws could impose liability upon us even if we did not know of, or were not responsible for, the contamination.

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

Employees

At September 30, 2004, we had 3,186 permanent employees and 108 temporary and contract workers worldwide. The only employees represented by a labor union are the bonding wire employees in Singapore. Generally, we believe our employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to engineering. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of September 30, 2004. Our executive officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	First Became an Officer (calendar year)	Position
C. Scott Kulicke	55	1976	Chairman of the Board of Directors and Chief Executive Officer
Charles Salmons	49	1992	Senior Vice President, Wafer Test
Jagdish (Jack) G. Belani	51	1999	Vice President of Wire Bonding and Corporate Marketing
Maurice E. Carson	47	2003	Vice President and Chief Financial Officer
Bruce Griffing	54	2004	Vice President, Engineering
Oded Lendner	44	1996	Vice President, Package Test

C. Scott Kulicke has been the Chief Executive Officer of our Company since 1979 and Chairman of the Board of Directors since 1984. His present term as a director expires in 2007. He first became an officer of the Company in 1976 and has held a number of executive positions with us since that time.

Charles Salmons holds the position of Senior Vice President, Wafer Test. He was appointed to this position in November 2004. He was appointed Senior Vice President, Product Development in September 2002. He joined us in 1978, and has held positions of increasing responsibility throughout the accounting, engineering and manufacturing organization. Mr. Salmons first became an officer of the Company in 1992, and in 1994, he became Vice President of Operations and was named General Manager, Wire Bonder Operations in 1998. He was appointed Senior Vice President, Customer Operations in 1999.

Jack G. Belani holds the position of Vice President of Wire Bonding and Corporate Marketing. He was appointed to this position in November 2004. Before this, he was Vice President of all the Business Units and Marketing and prior to that he was President of the Wire Bonding Division and before that President of XLAM which was our high density substrate group. He became an officer of the Company upon joining us in April 1999 as Vice President and President of our high density substrate group. Before joining us, he served for more than three years in the Worldwide Manufacturing Group of Cypress Semiconductor Corporation, a supplier of integrated circuits for network infrastructure and access equipment, where he was Vice President of Assembly and Packaging when he left to join us. Before Cypress, he was with National Semiconductor Corporation for approximately 18 years in a variety of technical and managerial positions and one year with Advanced Micro Devices as a Bipolar Memory Wafer Fabrication Process Development Engineer.

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

Bruce Griffing holds the position of Vice President, Engineering. He was appointed to this position when he joined us in September 2004. From 2001-2003 Dr. Griffing served as Vice President and Chief Technology Officer of DuPont

Photomask, a company that provides microimaging solutions. Before DuPont Photomask, Dr. Griffing worked for General Electric from 1979-2001, serving as a Laboratory Manager from 1986 to 2001. Dr. Griffing received his Ph.D in Physics from Purdue University in 1979.

Oded Lendner holds the position of Vice President, Package Test. He was appointed to this position in November 2004. He was appointed to the position of Vice President, World Wide Operations in January 2002. Before this he was President of our Microelectronics division for one year. He joined our Israeli subsidiary in 1989 and has held positions of increasing responsibility throughout our manufacturing organization, and was named Deputy Managing Director, Operations in Israel in 1993. He relocated to the United States and first became an officer of the Company in 1996 as the Vice President, Operations for the Equipment group. In 1999, he became Vice President, Ball Bonder Business unit and Managing Director of K&S Singapore.

Item 2. PROPERTIES.

Our major operating facilities are described in the table below:

Facility	Approximate Size	Function	Products Manufactured	Lease Expiration Date
Willow Grove, Pennsylvania	220,000 sq.ft. (1)	Corp. headquarters, manufacturing, technology center, sales and service	Wedge, large area bonders	May 2006

Suzhou, China	134,700 sq.ft. (1)	Manufacturing	Capillaries, probe cards	October 2007

Singapore	84,800 sq.ft. (1)	Manufacturing, technology center, assembly systems	Wire bonders, probe cards	August 2005

Gilbert, Arizona	83,000 sq.ft.(1)	Manufacturing, sales and service	Probe cards, ATE interface assemblies	May 2012

Yokneam, Israel	53,800 sq.ft. (2)	Manufacturing, technology center	Capillaries, wedges, die collets	N/A

Singapore	38,400 sq.ft. (1)	Manufacturing	Bonding wire	May 2006

Hsin Chu, Taiwan	36,800 sq.ft (1)	Manufacturing	Probe cards	July 2007

Hayward, California	35,900 sq.ft. (1)	Manufacturing, sales and service	Test sockets, contactors	September 2005

San Jose, California	34,100 sq.ft. (1)	Manufacturing, sales and service	Probe cards	August 2007

Thalwil, Switzerland	15,100 sq.ft. (1)	Manufacturing	Bonding wire	(3)

(1)	Leased.
(2)	Owned
(3)	Cancelable semi-annually upon six months notice.

We also rent space for sales and service offices in: Santa Clara, California; Southbury, Connecticut; Austin, Texas; China; Germany; Hong Kong; Japan; Korea; Malaysia; the Philippines; Taiwan; and Thailand and operate smaller manufacturing facilities in Santa Clara, California; France; and Scotland. We believe that our facilities generally are in good condition.

Item 3. LEGAL PROCEEDINGS.

From time to time, we are a plaintiff or defendant in various cases arising out of our business. We cannot assure you of the results of any pending or future litigation, but we do not believe that resolution of these matters will materially and adversely affect our business, financial condition or operating results.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS REPURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq National Market under the symbol “KLIC.” The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Common Stock Price
	High	Low
Year ended September 30, 2004:
First Quarter	$17.20	$10.83
Second Quarter	$16.72	$10.51
Third Quarter	$12.80	$9.61
Fourth Quarter	$10.95	$4.80

Year ended September 30, 2003:
First Quarter	$6.74	$1.91
Second Quarter	$7.59	$4.39
Third Quarter	$8.00	$4.61
Fourth Quarter	$13.25	$5.99

The payment of dividends on our common stock is within the discretion of our board of directors. We have not historically paid any cash dividends on our common stock, including during the past two fiscal years, and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain earnings to finance the growth of our business and/or pay down debt.

For the purposes of calculating the aggregate market value of the shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed that all of our outstanding shares were held by nonaffiliates except for the shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our proxy statement relating to our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

On December 6, 2004, there were 534 holders of record of the shares of outstanding common stock.

Recent Sales of Unregistered Securities:

During the last fiscal year, except as otherwise disclosed on our current reports on Form 8-K, we have not sold any of our securities without registration under the Securities Act, except as described below:

On June 15, 2004, we issued and contributed 140,000 shares of our common stock with a fair value of $1,479,800 to Reliance Trust Company, as Trustee of our pension plan, in a private placement under Section 4(2) of the Securities Act. We contributed and issued the shares of our common stock to the trust to fund certain obligations to the pension plan.

On January 13, 2004, we issued and contributed 90,000 shares of our common stock with a fair value of $1,344,600 to Reliance Trust Company, as Trustee of our pension plan, in a private placement under Section 4(2) of the Securities Act. We contributed and issued the shares of our common stock to the trust to fund certain obligations to the pension plan.

Item 6: SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, related notes and other financial information included herein and incorporated herein by reference.

	(in thousands, except per share amounts)
	Fiscal Years Ended September 30,
	2000	2001	2002	2003	2004
Statement of Operations Data:
Net sales:
Equipment	$692,062	$249,952	$169,469	$198,447	$361,244
Packaging materials	185,570	150,945	157,176	174,471	234,690
Test	—	116,890	114,698	104,882	121,877
Corporate and other (1)	—	595	222	135	—

Total net sales	877,632	518,382	441,565	477,935	717,811

Cost of goods sold:
Equipment	419,732	166,359	142,965	129,092	208,862
Packaging materials	130,548	110,570	118,080	132,779	182,658
Test	—	84,401	79,686	87,856	95,286
Corporate and other (1)	—	—	14	—	—

Total cost of goods sold (2)	550,280	361,330	340,745	349,727	486,806

Operating expenses:
Equipment	120,244	105,609	91,966	71,678	59,071
Packaging materials	32,876	31,088	32,578	26,684	21,942
Test	—	66,148	130,077	44,218	48,107
Corporate and other(1)	29,380	34,234	66,883	15,539	17,940

Total operating expenses (2)	182,500	237,079	321,504	158,119	147,060

Income (loss) from operations:
Equipment	152,086	(22,016)	(65,462)	(2,323)	93,311
Packaging materials	22,146	9,287	6,518	15,008	30,090
Test	—	(33,659)	(95,065)	(27,192)	(21,516)
Corporate and other (1)	(29,380)	(33,639)	(66,675)	(15,404)	(17,940)

Income (loss) from continuing operations (2)	144,852	(80,027)	(220,684)	(29,911)	83,945

Interest income (expense), net	4,782	(5,542)	(14,941)	(16,491)	(9,357)
Equity in loss of joint venture (3)	(1,221)	—	—	—	—
Charge on early extinguishment of debt	—	—	—	—	(10,510)
Other income and minority interest	—	8,022	2,010	—	—

Income (loss) from continuing operations before taxes and cumulative effect of change in accounting principle	148,413	(77,547)	(233,615)	(46,402)	64,078
Provision (benefit) for income taxes from continuing operations (4)	41,712	(21,468)	32,561	7,594	7,386
Loss from discontinued operations, net of tax (2)(5)	(3,456)	(1,009)	(7,939)	(22,693)	(812)
Cumulative effect of change in accounting principle, net of tax	—	(8,163)	—	—	—

Net income (loss)	103,245	(65,251)	(274,115)	(76,689)	55,880
Addback:
Goodwill amortization, net of tax (9)	1,873	9,587	—	—	—

Pro forma net income (loss) (9)	$105,118	$(55,664)	$(274,115)	$(76,689)	$55,880

	(in thousands, except per share amounts)
	Fiscal Years Ended September 30,
	2000	2001	2002	2003	2004
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share: (6)
Basic	$2.23	$(1.15)	$(5.41)	$(1.09)	$1.12
Diluted	$1.96	$(1.15)	$(5.41)	$(1.09)	$0.90

Discontinued operations, net of tax per share: (6)
Basic	$(0.07)	$(0.02)	$(0.16)	$(0.46)	$(0.02)
Diluted	$(0.06)	$(0.02)	$(0.16)	$(0.46)	$(0.01)

Cumulative effect of change in accounting principle, net of tax per share: (6)
Basic	$—	$(0.17)	$—	$—	$—
Diluted	$—	$(0.17)	$—	$—	$—

Net income (loss) per share: (6)
Basic	$2.15	$(1.34)	$(5.57)	$(1.54)	$1.10
Diluted	$1.90	$(1.34)	$(5.57)	$(1.54)	$0.89

Goodwill amortization, net of tax per share: (6) (9)
Basic	$0.04	$0.20	$—	$—	$—
Diluted	$0.03	$0.20	$—	$—	$—

Pro forma net income (loss) per share: (6) (9)
Basic	$2.19	$(1.14)	$(5.57)	$(1.54)	$1.10
Diluted	$1.93	$(1.14)	$(5.57)	$(1.54)	$0.89

Shares used in per common share calculations:(6)
Basic	47,932	48,877	49,217	49,695	50,746
Diluted	56,496	48,877	49,217	49,695	68,582

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$316,619	$202,928	$111,300	$73,051	$95,766
Working capital	471,338	265,355	159,813	125,829	193,450
Total assets	731,502	777,426	538,682	442,861	487,682
Long-term debt (7) (8)	175,000	301,511	300,393	300,338	275,725
Shareholders’ equity	405,342	338,547	69,323	97	67,020

(1)	Corporate and other included the sales and expenses from the Company’s former high density substrate business and corporate activities.
(2)	During fiscal 2004, we recorded the following charges as operating expenses in continuing operations: severance charges of $4.5 million; asset impairment charge of $3.3 million; China start-up costs of $1.6 million; inventory writedowns of $1.5 million; and a reversal of prior year resizing charges of $68 thousand. We also recorded a gain on the sale of assets of $1.0 million within fiscal 2004 operating expenses.

During fiscal 2003, we recorded the following charges as operating expenses in continuing operations: loss on sale of product lines of $5.3 million and asset impairment of $3.6 million of which $1.7 million was associated with the discontinuation of a test product, $1.2 million was due to the reduction in size of a test facility in Dallas, Texas, and $730 thousand resulted from the write-down of assets that were sold and assets that became obsolete, $5.2 million of severance associated with workforce reductions; and charges for inventory write-downs of $5.1 million (to costs of goods sold). We recorded the following charges in discontinued operations: asset impairment of $6.9 million associated with the write-down of the assets of our flip chip business unit to realizable value and goodwill impairment of $5.7 million associated with our former flip chip reporting unit.

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

(3)	Equity in loss of joint ventures consists of our share of the loss of Advanced Polymer Solutions, LLC, a 50% owned joint venture which has been dissolved.
(4)	In fiscal 2004, we reversed $11.2 million of valuation allowance associated with our U.S. net operating loss carryforward deferred tax asset. In fiscal 2003, we recorded a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards of $12.1 million. In fiscal 2002 we recorded a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards of $65.3 million and a charge of $25.0 million to provide for tax expense on repatriation of certain foreign earnings.
(5)	Reflects the operations of the Company’s former flip chip business unit which was sold in February 2004.
(6)	On June 26, 2000, the Company’s Board of Directors approved a two-for-one stock split of our common stock. The additional shares were distributed on July 31, 2000. All prior period earnings per share amounts have been restated to reflect the two-for-one stock split. For fiscal years 2001, 2002 and 2003, only the common shares outstanding have been used to calculate both the basic earnings per common share and diluted earnings per common share because the inclusion of potential common shares would be anti-dilutive due to the net losses reported in those years. The after-tax interest expense recognized in fiscal 2000 and 2004 associated with our convertible subordinated notes that was added back to net income in order to compute diluted net income per share was $4.3 million and $5.2 million, respectively.
(7)	Does not include letters of credit.
(8)	In August 2001, we issued $125.0 million in principal amount of 5 1/4% Convertible Subordinated Notes due 2006, which we redeemed in their entirety in August 2004. In December 1999, we issued $175.0 million in principal amount of 4.75% Convertible Subordinated Notes due 2006, which we redeemed in their entirety in December 2003. In December 2003, we issued $205.0 million in principal amount of 0.5% Convertible Subordinated Notes due 2008, and in June 2004, we issued $65.0 million in principal amount of 1% Convertible Subordinated Notes due 2010.

(9)	Reflects pro-forma results as if the adoption of SFAS 142 Goodwill and Intangible Assets had occurred at October 1, 1999. The adjustments reflect an add-back of the amortization expense related to goodwill, net of tax, which would not have occurred under the provisions of the standard. As part of the adoption of SFAS 142, there were no indefinite lived intangibles identified, and there was no change to the estimated useful lives of existing intangible assets.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, the market for semiconductor packaging materials and the market for test interconnect solutions;

•	the successful operation of our test interconnect business and its expected growth rate; and

•	the projected continuing demand for wire bonders.

Generally, words such as “may,” “will,” “should,” “could,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” and “believe,” or the negative of or other variations on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this filing. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Introduction

We design, manufacture and market capital equipment, packaging materials and test interconnect products as well as service, maintain, repair and upgrade equipment, all used to assemble or test semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is currently divided into three product segments:

•	equipment;

•	packaging materials; and

•	wafer and package test interconnect products.

We believe we are the only major supplier to the semiconductor assembly industry that can provide customers with semiconductor wire bonding equipment along with the complementary packaging materials and test interconnect products that actually contact the surface of the customer’s semiconductor devices. We believe that the ability to control all of these assembly related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

In the March 2004 quarter, we sold the remaining assets of our advanced packaging technologies segment, which consisted solely of our flip chip business unit which licensed flip chip technology and provided flip chip bumping and wafer level packaging services. As a result, we have reflected the flip chip business unit as a discontinued operation and have not included the results of its operations in our revenues and expenses from continuing operations as reported in our financial statements or in this discussion of our results of operations. We have reclassified our prior period financial statements to coincide with the current year presentation.

The semiconductor industry historically has been volatile, with periods of rapid growth followed by downturns. One such downturn started in fiscal 2001 and persisted throughout most of fiscal 2003. The industry recovered from this downturn in late fiscal 2003 through the first three quarters of fiscal 2004. As a result of the industry recovery throughout the majority of fiscal 2004 and our continuing efforts to reduce our operating expenses and manage our business, we achieved the following in fiscal 2004:

•	Net sales increased 50.2% to $717.8 million

•	SG&A and R&D expenses decreased by $4.6 million

•	Long term notes were refinanced resulting in: a $13.2 million reduction in annualized cash interest expense ($7.0 million in fiscal 2004); a $30 million reduction in our long term notes and; an extension of the maturity date of the long term notes.

•	Generated net income of $55.9 million

•	Generated $71.3 million of cash from operating activities

While we achieved the above positive results in fiscal 2004, in the fourth quarter of fiscal 2004 we experienced a 24.2% fall-off in sales compared to our third quarter. Based on declining order activity in the fourth quarter of fiscal 2004, customer indications and other factors we believe that the semiconductor industry entered a downturn. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

During the industry downturn from fiscal 2001 through most of fiscal 2003, we incurred significant resizing charges to scale down the size of our business and consolidated operations. Even after implementing these formal resizing plans (see Note 3 to our Condensed Consolidated Financial Statements), we have continued to lower our cost structure by further consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing better but lower cost equipment. Cost reduction efforts have become an important part of our normal ongoing operations and we believe this will drive down our cost structure below current levels, while not diminishing our product quality. However, we expect to incur additional quarterly charges such as severance and facility closing costs as a result of these long-term cost reduction programs. Our goal is to be both the technology leader, and the lowest cost supplier in each of our major lines of business.

We reported a loss from operations of our test business segment of $21.5 million in fiscal 2004. We are continuing with our plan to improve the performance of this segment through: new product introductions, consolidation of test facilities, the transfer of a greater portion of test production to our Asia facilities, and outsourcing a greater portion of the test production. We expect this plan will continue through 2005 and will result in future period charges and/or restructuring charges.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials and test interconnect products. Set forth below is a table listing the percentage of our total net sales from continuing operations for each business segment for the three fiscal years ended September 30, 2002, 2003 and 2004:

	(dollars in thousands)
	Fiscal Year Ended September 30,
	2002		2003(1)		2004
	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales	Net Sales	% of Total Net Sales
Equipment	$169,469	38%	$198,447	42%	$361,244	50%
Packaging materials	157,176	36%	174,471	37%	234,690	33%
Test interconnect	114,698	26%	104,882	22%	121,877	17%
Other(2)	222	0%	135	0%	—	0%

	$441,565	100%	$477,935	100%	$717,811	100%

(1)	In the fourth quarter of fiscal 2003, we sold the assets related to the saw and hard material blade businesses that were part of the equipment segment and packaging materials segment, respectively. Those businesses had fiscal 2003 net sales of $11.3 million.
(2)	Comprised of sales associated with our substrate business that was closed in fiscal 2002.

Over time, our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas packaging materials and test interconnect sales tend to be more stable, following the trend of total semiconductor unit production.

See Note 13 to our Consolidated Financial Statements for financial results by business segment.

Equipment

We manufacture and market a line of wire bonders, which are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of a semiconductor die and the leads on the integrated circuit (IC) package to which the die has been attached. We believe that our wire bonders offer competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our machines are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our principal products are:

Ball Bonders. Automatic IC ball bonders represent a large majority of our semiconductor equipment business. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to its predecessor. In May 2002, we began marketing the Maxum ™ IC ball bonder, which offered up to 20% more productivity than its predecessor. In the second quarter of fiscal 2004, we began shipping the Maxum Plus ™ to customers offering further productivity increases, as well as process capability improvements. In addition, in January of 2003, we began shipping the Nu-Tek ™ , a new automatic wire bonder optimized for low lead count ICs and discrete device applications, which are both segments of the market where we had not previously participated.

Specialty Wire Bonders. We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid, chip on board, and other large area applications; the WaferPRO Plus™ , for wafer level bumping for area array applications; the Triton RDA™ , a wedge bonder designed for ribbon bonding; and the Model 8090, a large area wedge bonder. We also manufacture and market a line of manual wire bonders.

We believe that our industry knowledge and technical experience have positioned us to deliver innovative, customer-specific offerings that reduce the cost of owning our equipment over its useful life. In response to customer trends in outsourcing packaging requirements, we provide repair and maintenance services, a variety of equipment upgrades, machine and component rebuild activities and expanded customer training through our customer operations group.

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

Bonding Wire. We manufacture very fine gold, aluminum and copper wire used in the wire bonding process. This wire is bonded to the chip surface and package substrate by the wire bonder and becomes a permanent part of the customer’s semiconductor package. We produce wire to a wide range of specifications, which can satisfy most wire bonding applications across the spectrum of semiconductor packages.

Expendable Tools. Our expendable tools include a wide variety of capillaries, wedges, die collets and wafer saw blades. The capillaries and wedges actually attach the wire to the semiconductor chip, allow a precise amount of wire to be fed out to form a permanent wire loop, then attach the wire to the package substrate, and finally cut the wire so that the bonding process can be repeated again. Die collets are used to pick up and place die into packages before the wire bonding process begins. Our hub blades are used to cut silicon wafers into individual semiconductor die.

Test Interconnect

We offer a broad range of fixtures used to temporarily contact a semiconductor device while it is still in the wafer format (wafer probing), thereby providing electrical connections to automatic test equipment. We also offer test sockets used to test the final semiconductor package (package or final testing). Our principal test interconnect products are:

Probe cards. Probe cards consist of complex, multilayer printed circuit boards (PCB) upon which are attached numerous probe needles designed to make temporary contact to each of the bond pads or bumps on a die while the die is still in a wafer format, providing electrical connections to automatic test equipment.

Automatic Test Equipment (ATE) interface assemblies. ATE interface assemblies typically consist of electro-mechanical assemblies, electrical contactors and intricate multilayer PCBs, which mechanically and electrically connect to the ATE test prober and carry electrical signals to a probe card, and ultimately the semiconductor device under test.

Test sockets. Test sockets hold packaged semiconductor devices while making electrical connections to their leads through spring loaded contacts.

Changes in the design of a semiconductor device often require changes in the probe card, test socket and, in certain cases, the ATE interface assembly used to test that semiconductor. Customers generally purchase new versions of these custom-designed products each time there is a design change in the semiconductor being tested. Changes in semiconductor design and processes drive improvements in test interconnect technology in order to support significant increases in the number and density of bond pads or leads being tested and the speed of the electrical signals being tested.

Accounting Policies, Pronouncements and Estimates

We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition. Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied any equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (K&S factory), with title transferring to our customer at our loading dock or upon embarkation. We do have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables. Our business is subject to contingencies related to customer orders as follows:

•	Right of Return: A large portion of our revenue comes from the sale of machines that are used in the semiconductor assembly process. These items are generally built to order, and often include customization to a customer’s specifications. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer’s facility. As a result, customer returns represent a very small percentage of customer sales on an annual basis. Our policy is to provide an allowance for customer returns based upon our historical experience and management assumptions.

•	Warranties: Our products are generally shipped with a one-year warranty against manufacturer’s defects and we do not offer extended warranties in the normal course of our business. We recognize a liability for estimated warranty expense when revenue for the related product is recognized. The estimated liability for warranty is based upon historical experience and our estimates of future expenses.

•	Conditions of Acceptance: Sales of our consumable products and bonding wire generally do not have customer acceptance terms. In certain cases, sales of our equipment products do have customer acceptance clauses which generally require that the equipment perform in accordance with specifications during an on-site factory inspection by the customer, as well as when installed at the customer’s facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the customer must first install the equipment in their own factory, then generally, revenue associated with that sale is not recognized until acceptance is received from the customer.

•	Price Protection: We do not provide price protection to our customers.

Critical Estimates and Assumptions:

Generally accepted accounting principles require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in our financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, self insurance reserves, pension benefit liabilities, resizing, warranty, litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require significant judgments and estimates:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are also subject to concentrations of customers and sales to a few geographic locations, which would also impact the collectability of certain receivables. If economic or political conditions were to change in some of the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable.

Inventory Reserves. We generally provide reserves for equipment inventory and spare part and consumable inventories considered to be in excess of 18 months of forecasted future demand, and test interconnect inventory considered to be in excess of 12 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at our customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we rereserve for the difference between the carrying value of our inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than our projections, additional inventory reserves may be required. We review and dispose of excess and obsolete inventory on a regular basis.

Valuation of Long-lived Assets. Our long-lived assets include property, plant and equipment, goodwill and intangible assets. Our property, plant and equipment and intangible assets are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying amount of these assets may not be recoverable. The fair value of our goodwill and intangible assets is based upon our estimates of future cash flows and other factors to determine the fair value of the respective assets. We manage and value our intangible technology assets in the aggregate, as one asset group, not by individual technology. We perform our annual goodwill and intangible assets impairment test in the fourth quarter of each fiscal year, which coincides with our annual planning process. We also test for impairment whenever a “triggering” event occurs. Our impairment testing resulted in an impairment charge of $5.7 million in fiscal 2003 in our flip chip business unit and a fiscal 2002 impairment charge of $72.0 million in the test business unit and $2.3 million in the hub blade business. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges in accordance with SFAS 142 and SFAS 144.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2003 and 2002 we established a valuation allowance against our deferred tax assets generated from our U.S. net operating losses. In fiscal 2004 we reversed the portion of the valuation allowance that was equal to the U.S. federal income tax expense on our U.S. income. If the Company were to generate additional U.S. net operating loss carryforwards, additional valuation allowances would be set up against these deferred tax assets.

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

Overview of Statement of Operations

Net sales. Our equipment sales depend on the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and technology driven advancements in semiconductor design. The semiconductor industry historically has been highly volatile, and has experienced periodic downturns followed by rebounds. Downturns have had a severe effect on the semiconductor industry’s demand for capital equipment. For example, a downturn in the semiconductor industry from fiscal 2001 through most of fiscal 2003 contributed to lower net sales in each of those fiscal years in comparison to our fiscal 2000 net sales. This downturn was followed by increased market demand during most of our fiscal 2004 resulting in an 82.0% increase in our equipment net sales in fiscal 2004 compared to fiscal 2003. In the fourth quarter of fiscal 2004, we announced weakening customer demand for our equipment and we expect further weakening in the first quarter of fiscal 2005.

Our packaging materials sales depend on manufacturing expenditures of semiconductor manufacturers and subcontract assemblers, many of which also purchase our equipment products. However, the volatility in demand for our packaging materials is less than that of our equipment sales due to the consumable nature of these products.

Our test interconnect solutions sales depend on the manufacturing expenditures of some of the same semiconductor manufacturers and subcontractors as our equipment and packaging materials sales as well as other customers. Because of the consumable and customized nature of most of our test products, however, the volatility in demand for these test products is less than that of our equipment sales.

Cost of goods sold. Equipment cost of goods sold consists mainly of subassemblies, materials, direct and indirect labor costs and other overhead. We rely on subcontractors to manufacture many of the components and subassemblies for our products and we rely on sole source suppliers for some material components.

Packaging materials cost of goods sold consists primarily of gold and aluminum, direct labor and other materials used in the manufacture of bonding wire, capillaries, wedges and other company products, with gold making up the majority of the cost. Gold bonding wire is generally priced based on a fabrication charge per 1,000 feet of wire, plus the value of the gold. To minimize our exposure to gold price fluctuations, we obtain gold for fabrication under a contract with our gold supplier which generally matches the price we pay for the gold with the price we invoice our customers. Accordingly, fluctuations in the price of gold are generally absorbed by our gold supplier or passed on to our customers. Since gold makes up a significant portion of the cost of goods sold of our bonding wire business unit, the gross profit as a percentage of sales of that business unit and therefore the packaging materials segment will be lower than can be expected in the equipment business. We rely on one supplier for our gold requirements.

Test interconnect cost of goods sold consists primarily of direct labor and indirect labor for engineering design and materials used in the manufacture of wafer and IC package testing cards and devices.

Selling, general and administrative expense. Our selling, general and administrative expense is comprised primarily of personnel and related costs, professional costs, and depreciation expense.

Research and development expense. Our research and development costs consist primarily of labor, prototype material and other costs associated with our development efforts to strengthen our product lines and develop new products and depreciation expense. Included in research and development expense is the cost to develop the software that operates our semiconductor assembly equipment, which is expensed as incurred. We expect to continue to incur significant research and development costs.

Results of Operations

Fiscal Years Ended September 30, 2004, September 30, 2003 and September 30, 2002

The table below shows the principal line items from our historical consolidated statements of operations, as a percentage of our net sales, for the three years ended September 30:

	Fiscal Year Ended September 30,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.2	73.2	67.8

Gross margin	22.8	26.8	32.2
Selling, general and administrative	30.6	21.4	14.1
Research and development, net	11.8	8.0	4.8
Resizing	4.3	(0.1)	(0.0)
Asset impairment	7.2	0.8	0.5
Goodwill impairment	16.8	—	—
Amortization of goodwill and intangibles	2.2	1.9	1.3
Gain on sale of assets	—	—	(0.1)
Loss on sale of product lines	—	1.1	—

Income (loss) from operations	(50.0)%	(6.3)%	11.7%

Fiscal Years Ended September 30, 2004 and September 30, 2003

Bookings and Backlog. During the fiscal year ended September 30, 2004, we recorded bookings of $718.5 million compared to $488.8 million in fiscal 2003. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets the Company’s credit requirements. At September 30, 2004, the backlog of customer orders totaled $59.7 million, compared to $59.9 million at September 30, 2003. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period. For example, on August 10, 2004, we announced that discussions with customers indicated a general slowing in the rate of semiconductor growth. As a result, some of these customers requested that we delay the shipment of wire bonders previously ordered and included in our backlog of customer orders at June 30, 2004.

Sales

Business segment net sales:

	(dollars amounts in thousands)
	Fiscal year ended September 30,
	2003	2004	% Change
Equipment	$198,447	$361,244	82.0%
Packaging materials	174,471	234,690	34.5%
Test interconnect	104,882	121,877	16.2%
Other (1)	135	—	NA

	$477,935	$717,811	50.2%

(1)	Comprised of residual sales associated with our substrate business that was closed in fiscal 2002.

Sales. Net sales from continuing operations for the year ended September 30, 2004 were $717.8 million, an increase of 50.2% from $477.9 million in fiscal 2003 due primarily to the improved demand in the semiconductor industry for our automatic ball bonders throughout the majority of fiscal 2004.

Our equipment segment was the primary beneficiary of the increased demand in the semiconductor industry during fiscal

2004, recording an 82.0% increase in net sales compared to the prior year. According to VLSI Research, our market share of worldwide revenue for automatic ball bonders for the first half of calendar 2004 increased to 49% from 41% in the second half of calendar 2003 and 36% in the first half of calendar 2003. The higher net sales resulted primarily from a 122.1% increase in unit sales of our automatic ball bonders. We recorded our highest quarterly ball bonder unit volume in the history of the Company in the second quarter of fiscal 2004. This large percentage increase in ball bonder unit sales was partially offset by the elimination of sales of dicing saws in fiscal 2004 due to the sale of this business in August 2003, relatively flat sales in specialty bonders and spare parts, and a lower average selling price (ASP) per ball bonder. The blended ASP for our automatic ball bonders was 5.1% lower than the prior year, due primarily to customer mix. This reflected general lowering of ASP for any particular model over its product life cycle. To mitigate this we introduce new models with additional features that enable us to demand a higher selling price. We experienced a higher ASP on our newer Maxum Plus model compared to Maxum. The blended ASP varies with the proportion of newer models sold and with customer mix.

Our packaging materials business also benefited from the increased demand in the semiconductor industry with a $60.2 million or 34.5% increase in net sales. Our capillary unit sales were up 26.3% in fiscal 2004 compared to the prior year. Blended capillary ASP was down slightly (2.9%) from the prior year. The reduction in blended capillary ASP is a function of the general decline in unit prices and mix between high and low end capillaries. High end capillaries support advanced packaging applications and have higher ASP’s. As in our equipment business, we introduce new capillaries with additional capabilities that enable us to demand a higher selling price. Our wire unit sales (measured in Kft) increased 36.6% in fiscal 2004 over the prior year due to increased orders from existing customers and new customers. Wire ASP is heavily dependent upon the price of gold and can fluctuate significantly from period to period. In fiscal 2004 the price of gold accounted for approximately $20.6 million of the sales increase over the prior year and the increase in unit volume accounted for approximately $28.5 million of the increase.

Our test interconnect sales were $17.0 million in fiscal 2004 or 16.2% above the prior year. Our vertically configured retractable pin probe cards accounted for $13.4 million of the increase due to higher unit sales. Net sales of our other major test product lines were slightly above the prior year but negatively impacted by the sale of our PC board business in the second quarter of fiscal 2004. Our sales of PC board products were approximately $5.5 million lower in fiscal 2004 compared to the prior year. Blended ASPs are not meaningful in the test business due to lack of a standard unit of measure and the large difference in part types sold. As such, blended ASP’s are not a metric used by management for test interconnect sales.

The majority of our sales are to customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 86% of our total sales in fiscal 2004 compared to 80% in the prior fiscal year. The majority of these foreign sales were to customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 25% of our shipments in fiscal 2004 compared to 20% of our shipments in the prior fiscal year.

Gross Profit

Business segment gross profit:

	(dollars amounts in thousands)
	Fiscal year ended September 30,
	2003	% Sales	2004	% Sales
Equipment	$69,355	34.9%	$152,382	42.2%
Packaging materials	41,692	23.9%	52,032	22.2%
Test interconnect	17,026	16.2%	26,591	21.8%
Other(1)	135	100.0%	—	NA

	$128,208	26.8%	$231,005	32.2%

(1)	Comprised of residual gross profit associated with our substrate business that was closed in fiscal 2002.

Gross profit. Gross profit increased 80.2% ($102.8 million) in fiscal 2004 from the prior year and our gross margin (gross profit as a percentage of net sales) improved 5.4 percentage points. The higher gross profit and gross margin was primarily due to the improved demand in the semiconductor industry, particularly for our automatic ball bonders. Included in the results for fiscal 2004 were $1.5 million of inventory write-downs. Included in the results for fiscal 2003 is a charge for inventory write-downs of $5.1 million.

Our equipment gross profit increased 119.7% ($83.0 million) from the prior year and the equipment gross margin increased 7.3 percentage points from the prior year. The higher sales volume of ball bonders accounted for $55.1 million of the increased gross profit and an 18.1% reduction in the manufacturing cost per ball bonders partially offset by the lower ASP accounted for $24.4 million of the improvement. Our lower cost per unit was the main reason for the 7.3 percentage point increase in gross margin and due to the lowering of production costs over our products’ life cycle via better supply chain management, engineering more cost effective parts and volume purchasing.

Our packaging materials gross profit increased 24.8% ($10.3 million) from the prior year, with capillaries gross profit accounting for $7.9 million of the increase. Higher capillary unit volume accounted for $5.9 million of this improvement and lower capillary costs associated with shifting a portion of capillary production to China accounted for $3.1 million of the variance. These favorable results were partially offset by lower capillary ASP’s. Our wire gross profit was approximately $4.9 million higher than the prior year reflecting higher unit sales (measured in Kft) but the wire gross margin was lower than the prior year due to the increase in the price of gold, which makes up a significant portion of our wire cost of sales.

Our test interconnect business gross profit increased 56.2% ($9.6 million) and its gross margin increased 5.6 percentage points. The higher gross profit and gross margin was due primarily to higher unit sales in our vertically configured retractable pin probe cards and test sockets product lines and the associated manufacturing efficiencies. Duplicate costs associated with the start-up of production of cantilever products in our China facility partially offset the positive impact from the higher vertical and package test sales.

Operating Expenses

	(dollars amounts in thousands)
	Fiscal year ended September 30,
	2003	% Sales	2004	% Sales
Selling, general and administrative	$102,327	21.4%	$101,225	14.1%
Research and development, net	38,121	8.0%	34,611	4.8%
Resizing(recovery) costs	(475)	-0.1%	(68)	0.0%
Asset impairment	3,629	0.8%	3,293	0.5%
Gain on sale of assets	—	0.0%	(1,023)	-0.1%
Amortization of intangible assets	9,260	1.9%	9,022	1.3%
Loss on sale of product lines	5,257	1.1%	—	0.0%

	$158,119	33.1%	$147,060	20.5%

Selling, general and administrative expenses. SG&A expenses were relatively flat when compared with the prior year but SG&A expense as a percentage of sales was down 7.3 percentage points. In fiscal 2004, SG&A expense included a variable expense for incentive compensation of $10.3 million compared to no expense for incentive compensation in the prior year. Also included in fiscal 2004 were: severance charges of $4.5 million ($2.1 million of which was associated with the closing of a probe card production facility in France); and $1.6 million of start-up costs in our China facility to transition production capacity. Included in the SG&A expense for fiscal 2003 were: costs associated with workforce reductions (severance) of $5.2 million; start-up costs for our new China facility of approximately $2.0 million; and a $0.7 million charge for the early termination of an information technology services agreement, partially offset by the favorable reversal of a $2.0 million reserve previously established for potential obligations to U.S. Customs. Other than the above mentioned costs, our SG&A costs were lower than the prior year and reflected our efforts to contain operating costs with higher sales volume.

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

Research and development. Research and development (“R&D”) expense in fiscal 2004 decreased $3.5 million or 9.2% from fiscal 2003. While we saw lower payroll and related expenses due to our ongoing cost reduction efforts, we continued to invest in the development of next-generation wire bonders and new products for our test interconnect business. In fiscal 2004 we also purchased a license for an interconnection device which we believe will form the nucleus for our next-generation of semiconductor sockets for our package test products.

Resizing: The semiconductor industry has been volatile, with sharp periodic downturns. The industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during our fiscal 2001, 2002 and most of 2003. We developed formal resizing plans in response to these changes in the business environment with the intent to align our cost structure with anticipated revenue levels. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. We documented and committed to these plans to reduce spending that included facility closings/rationalizations and reductions in workforce. We recorded the expense associated with these plans in the period that we committed to carry-out the plans. Although we made every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In fiscal 2004, we reversed $68 thousand of these resizing charges and in fiscal 2003 we reversed $475 thousand of these resizing charges due to the actual severance cost associated with the terminated positions being less than the cost originally estimated. We recorded resizing charges of $18.8 million in fiscal 2002 and $4.2 million in fiscal 2001.

In addition to the formal resizing costs identified below, we continued (and are continuing) to downsize our operations in fiscal 2002, 2003 and 2004. These downsizing efforts resulted in workforce reduction charges of $4.5 million in fiscal 2004, $5.6 million in fiscal 2003 and $5.0 million in fiscal 2002. In contrast to the resizing plans discussed above, these workforce reductions were not related to formal or distinct restructurings, but rather, the normal and recurring management of employment levels in response to business conditions and our ongoing effort to reduce our cost structure. In addition, during fiscal 2003, if the business conditions were to have improved, we were prepared to rehire some of these terminated individuals. These recurring workforce reduction charges were recorded as Selling, General and Administrative expenses.

A summary of the charges, reversals and payments of the formal resizing plans initiated in fiscal 2002 appears below:

	(in thousands)
Fiscal 2002 Resizing Plans	Severance and Benefits	Commitments	Total
Provision for resizing plans in fiscal 2002
Continuing operations	$9,486	$9,282	$18,768
Discontinued operations	893		893
Payment of obligations in fiscal 2002	(5,914)	(300)	(6,214)

Balance, September 30, 2002	4,465	8,982	13,447
Change in estimate	(455)	—	(455)
Payment of obligations in fiscal 2003	(3,135)	(3,192)	(6,327)

Balance, September 30, 2003	875	5,790	6,665
Change in estimate	(68)	—	(68)
Payment of obligations	(440)	(2,619)	(3,059)

Balance, September 30, 2004	$367	$3,171	$3,538

The individual resizing plans and acquisition restructuring plans initiated in fiscal 2002 are identified below:

Fourth Quarter 2002

In January 1999, we acquired the advanced substrate technology of MicroModule Systems, a Cupertino, California company, to enable production of high density substrates. While showing some progress in developing our substrate technology, the business was not profitable and would have required additional capital and operating cash to complete development of the technology. In light of the business downturn that was affecting the semiconductor industry at the time, in the fourth quarter of fiscal 2002, we announced that we could not afford to further develop the substrate technology and would close our substrate operations. As a result, we recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. We expected, and achieved, annual payroll related savings of approximately $4.2 million and annual facility/operating savings of approximately $3.9 million as a result of this resizing plan. By June 30, 2003, all the positions had been eliminated. The plans have been completed but cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, we wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation. This substrate business was included in our then existing advanced packaging business segment.

Third Quarter 2002

As a result of the continuing downturn in the semiconductor industry and our desire to improve the performance of our test business segment, we decided to move towards a 24 hour per-day manufacturing model in our major U.S. wafer test facility, which would provide our customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As a result, in the third quarter of fiscal 2002, we announced a resizing plan to reduce headcount and consolidate manufacturing in our test business segment. As part of this plan, we moved manufacturing of wafer test products from our facilities in Gilbert, Arizona and Austin, Texas to our facilities in San Jose, California and Dallas, Texas and from our Kaohsuing, Taiwan facility to our Hsin Chu, Taiwan facility. The resizing plan included a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. The resizing plan also included a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. We expected, and achieved, annual payroll related savings of approximately $6.9 million and annual facility/operating savings of approximately $84 thousand as a result of this resizing plan. All of the positions have been eliminated and both facilities have been closed. The plans have been completed but cash payments for the severance, facility and contractual obligations are expected to continue through 2005, or such earlier time as the obligations can be satisfied.

Second Quarter 2002

As a result of the continuing downturn in the semiconductor industry and our desire to more efficiently manage our business, in the second quarter of fiscal 2002, we announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, we recorded a charge of $11.3 million ($10.4 million in continuing operations and $0.9 million in discontinued operations), consisting of severance and benefits of $9.7 million for 372 positions that were to be eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China (including the Company’s hub blade business) and the move of our microelectronics products to Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan.

In the second quarter of fiscal 2002, we closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore. These operations were absorbed into other company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit dates that are associated with these closed test facilities.

To reduce our short term cash requirements, we decided, in the fourth quarter of fiscal 2002, not to relocate our hub blade manufacturing facility from the United States to China or our microelectronics product manufacturing from the United States to Singapore, as previously announced. This change in our facility relocation plan resulted in a reversal of $1.6 million of the resizing costs recorded in the second quarter of fiscal 2002. As a result, we reduced our expected annual savings from this resizing plan for payroll related expenses by approximately $4.7 million.

Also in the fourth quarter of fiscal 2002, we reversed $600 thousand ($590 thousand in continuing operations and $10 thousand in discontinued operations) of the severance resizing expenses and in the fourth quarter of fiscal 2003 we reversed $353 thousand of resizing expenses, previously recorded in the second quarter of fiscal 2002, due to actual severance costs associated with the terminated positions being less than those estimated as a result of employees leaving the Company before they were severed.

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

We expected annual payroll related savings of approximately $17.3 million and annual facility/operating savings of approximately $660 thousand as a result of this resizing plan. As a result of the decision not to relocate our hub blade manufacturing facility or our microelectronics product manufacturing we ultimately achieved annual payroll related savings of approximately $12.7 million. The plans have been completed but cash payments for the severance charges are expected to continue into 2005, or such time as the obligations can be satisfied.

Asset impairment. In fiscal 2004, we recorded an asset impairment charge of $3.3 million associated with exiting our PC board fabrication business and the closure of a probe card production facility in France. The fiscal 2003 charge included; $1.7 million associated with the discontinuation of a test product; $1.2 million due to the reduction in the size of a test facility in Dallas, Texas; and $730 thousand resulting from the write-down of assets that were sold and assets that became obsolete.

We perform our annual test for impairment of intangible assets at the end of the fourth quarter of each fiscal year, which coincides with the completion of our annual forecasting process. However, we also test for impairment whenever a “triggering” event occurs. We performed interim goodwill impairment tests on the goodwill associated with our test interconnect business during the quarters ended December 31, 2003 and March 31, 2004 due to the existence of an impairment trigger, which was the losses experienced at this business. Based on the results of these tests and our annual impairment test on intangibles assets associated with both our wire and test businesses, no impairment charge was recorded in fiscal 2004. The fair value of the wire and test reporting units was based on discounted cash flows of our projected future cash flows from this reporting unit, consistent with the methods used in fiscal 2002 and 2003. When conducting our goodwill impairment analysis, we calculate our potential impairment charges based on the two-step test identified in SFAS 142 and using the implied fair value of the respective reporting units. We use the present value of future cash flows from the respective reporting units to determine the implied fair value. We also tested our intangible assets for impairment in the March 2004 quarter, as a result of the sale of certain assets of the test operations and recorded an impairment charge of $3.2 million associated with the reporting unit’s purchased technology intangible asset. The $3.2 million charge is included in the $3.3 million asset impairment charge recorded in fiscal 2004.

In fiscal 2003, we also recorded an asset impairment charge of $6.9 million, to write-down assets to their realizable value, in our discontinued flip chip operation.

Gain in sale of assets. In fiscal 2004, we realized a gain of $938 thousand on the sale of land and a building and $85 thousand on the sale of a portion of our PC board business.

Amortization of intangibles. Amortization expense in both fiscal 2003 and 2004 was associated with our intangible assets for customer accounts and completed technology arising from the acquisition of our test division. The slightly lower amortization expense in fiscal 2004 compared to the prior year was due to the impairment of our complete technology intangible asset mentioned above. The aggregate amortization expense for these items for each of the next five fiscal years is expected to approximate $8.8 million.

Loss on sale of product lines. In the fourth quarter of fiscal 2003, we sold the fixed assets, inventories and intellectual property associated with our saw and hard material blade product lines for $1.2 million in cash. We wrote-off $6.5 million of net assets associated with the transaction. In addition, we sold the assets associated with our polymers business for $105 thousand. This loss on sale of product lines of $5.3 million has been reclassified to be included in our operating expenses section of the consolidated statement of operations, from its prior presentation outside of the operating results.

Income (loss) from operations

Income (loss) from operations by business segments appears below:

	(dollars amounts in thousands)
	Fiscal year ended September 30,
	2003	% Sales	2004	% Sales
Equipment	$(2,323)	-1.2%	$93,311	25.8%
Packaging materials	15,008	8.6%	30,090	12.8%
Test interconnect	(27,192)	-25.9%	(21,516)	-17.7%
Corporate and other	(15,404)	NA	(17,940)	NA

	$(29,911)	-6.3%	$83,945	11.7%

Our income from operations in fiscal 2004 was $83.9 million compared to a loss from operations of $29.9 million in the prior fiscal year. The turn from a loss to profit generally reflected increased demand in the semiconductor industry throughout most of fiscal 2004 and our ongoing efforts to reduce operational expenses.

Equipment operating income increased $95.6 million from the prior year due primarily to higher sales and gross profit and lower operating costs. Packaging materials operating income increased $15.1 million (100.5%), also due primarily to higher sales and gross profit and lower operating costs. Test interconnect operating loss was $5.7 million or 20.9% less than the prior year due primarily to higher gross profit. In order to improve the operating results of this business segment, we plan to consolidate test facilities, transfer a greater portion of the test production to our Asian facilities, outsource a greater portion of the test production, and introduce new products. We expect implementation of this plan will continue through 2005 and will result in future period charges and/or restructuring charges. Our loss from corporate and other activities was $2.5 million higher than the prior year due to recording $4.4 million of employee incentive compensation expense in fiscal 2004 compared to no incentive compensation in the prior year.

Interest and Charge on Early Extinguishment of Debt. Interest income in fiscal 2004 was $1.1 million compared to $940 thousand in the prior fiscal year. The higher interest income in fiscal 2004 was due primarily to higher cash and short-term investments. Interest expense in fiscal 2004 was $10.5 million compared to $17.4 million in the prior fiscal year. Interest expense in both fiscal 2004 and 2003 primarily reflects interest on our convertible subordinated notes. The lower interest expense in fiscal 2004 was due to the refinancing of our 4.75% and 5.25% convertible subordinated notes with lower interest 0.5% and 1.0% convertible subordinated notes. We also reduced the total amount of subordinated debt outstanding by $30 million.

We incurred a cost of $10.5 million to redeem our 4.75% and 5.25% convertible subordinated notes; $6.0 of which was a cash expense associated with the redemption premium and $4.5 was due to the write-off of deferred financing expenses associated with the initial issuance of the notes.

Tax expense. Tax expense in fiscal 2004 reflects income tax on income in foreign jurisdictions, alternative minimum tax on U.S. income and certain state income tax. In fiscal 2004, we reversed the portion of our valuation allowance (approximately $11.2 million) that was equal to our U.S. taxable income, excluding taxable income subject to the U.S. alternative minimum tax. Until we can be reasonably assured that we can utilize our U.S. operating loss carryforwards, our income tax provision will reflect only U.S. alternative minimum tax, certain state tax and foreign taxation. Our tax expense in fiscal 2003 reflects income tax on income in foreign jurisdictions. In fiscal 2003, we established a valuation allowance against tax benefits from the fiscal 2003 losses in the U.S.

On October 22, 2004 the U.S. Government passed the American Jobs Creation Act. The Act provides for certain tax benefits including but not limited to the reinvestment of foreign earnings in the United States. We are currently evaluating the Act and may or may not benefit from such provisions.

Discontinued Operations. In February 1996, we entered into a joint venture agreement with Delco Electronics Corporation (“Delco”) providing for the formation and management of Flip Chip Technologies, LLC (“FCT”). FCT was formed to license certain technologies and to provide wafer bumping services on a contract basis. In March 2001, we purchased the remaining interest in the joint venture owned by Delco for $5.0 million and included FCT in our then existing advanced packaging business segment. In fiscal 2003, our then existing advanced packaging business segment consisted solely of FCT, which was not profitable.

In February 2004, we sold the assets of FCT for approximately $3.4 million in cash and notes and the agreement by the buyer to satisfy approximately $5.2 million of our lease liabilities and the assumption of certain other liabilities. The sale included fixed assets, inventories, and intellectual property of our flip chip business. The major classes of FCT assets and liabilities sold included: $3.6 million in accounts receivable; $119 thousand in inventory; $2.5 million in property, plant and equipment; $119 thousand in other long term assets; $1.5 million in accounts payable and $1.0 million in accrued liabilities. We recorded a net loss on the sale of FCT of $380 thousand. Net sales from FCT in fiscal 2004 were $9.4 million, and in fiscal 2003 were $16.4 million. The net loss of our former flip chip business unit comprises our discontinued operations. Included in the fiscal 2003 loss from discontinued operations is an asset impairment charge of $6.9 million and a goodwill impairment charge of $5.7 million.

Net income (loss). Our net income in fiscal 2004 was $55.9 million compared to a net loss of $76.7 million in fiscal 2003, for the reasons enumerated above.

Fiscal Years Ended September 30, 2003 and September 30, 2002

Bookings and Backlog. During the fiscal year ended September 30, 2003 we recorded bookings of $488.8 million compared to $444.4 million in fiscal 2002. At September 30, 2003, the backlog of customer orders totaled $59.9 million, compared to $49.0 million at September 30, 2002. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period.

Sales

Business segment net sales:

	(dollars amounts in thousands)
	Fiscal year ended September 30,
	2002	2003	% Change
Equipment	$169,469	$198,447	17.1%
Packaging materials	157,176	174,471	11.0%
Test interconnect	114,698	104,882	-8.6%
Other	222	135	-39.2%

	$441,565	$477,935	8.2%

Sales. Net sales from continuing operations for the year ended September 30, 2003 were $477.9 million, an increase of 8.2% from $441.6 million in fiscal 2002.

Equipment sales were 17.1% higher in fiscal 2003 compared to the prior year due primarily to a 46.3% increase in unit sales of automatic ball bonders, which is the dominant product in the equipment business segment. The increase in ball bonder unit sales was partially offset by lower sales of other bonding machines and accessories. The blended average selling price per automatic ball bonder unit (ASP) in fiscal 2003 was flat compared to the prior year. However, ASPs generally go down over time for any particular model. To mitigate this we introduce new models with additional features that enable us to demand a higher selling price. The blended ASP varies with the proportion of newer models sold and with customer mix.

Packaging material sales in fiscal 2003 were 11.0% higher then the prior year. Our capillary unit sales were up 12.2% in fiscal 2003, while our blended capillary ASP was 5.1% below the prior year. Blended capillary ASP is a function of the general decline in unit prices and mix between high and low end capillaries. High end capillaries support advanced packaging applications and have higher ASP’s. As in our equipment business, we introduce new capillaries with additional features that enable us to demand a higher selling price. Our wire unit sales (measured in Kft) decreased 9.4% in fiscal 2003 due primarily to a shift in product mix from the prior year. The lower wire unit sales were offset by an average increase of 16.2% in the price of gold, which is reflected in our gold wire ASP. The price of gold has a significant impact on our wire ASP and can fluctuate significantly from period to period. In fiscal 2003, the increase in the price of gold accounted for $13.9 million of the sales increase over the prior year.

Our test interconnect sales in fiscal 2003 were 8.6% below the prior year due primarily to lower unit sales in our cantilever product lines, partially offset by higher sales of vertical and package test products. ASPs are not meaningful in the test business due to lack of a standard unit of measure and the large difference in part types sold. As such, ASPs are not a metric used by the Company’s management.

The majority of our sales are to customers that are located outside of the United States or have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 80% of our total sales in fiscal 2003 compared to 74% in the prior fiscal year. The majority of these foreign sales were to customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 20.6% of our shipments in fiscal 2003 compared to 25.1% of our shipments in the prior fiscal year.

Gross Profit

	(dollars amounts in thousands)
	Fiscal year ended September 30,
	2002	% Sales	2003	% Sales
Equipment	$26,504	15.6%	$69,355	34.9%
Packaging materials	39,096	24.9%	41,692	23.9%
Test interconnect	35,012	30.5%	17,026	16.2%
Other	208	93.7%	135	100.0%

	$100,820	22.8%	$128,208	26.8%

Gross profit. Gross profit increased to $128.2 million in fiscal 2003 from $100.8 million in fiscal 2002. Included in the results for fiscal 2003 and fiscal 2002 are charges for inventory write-downs of $5.1 million and $14.4 million, respectively. The inventory write-down charge in fiscal 2003 was due primarily to excess and obsolete inventory and discontinued products. The charge for inventory write-downs in fiscal 2002 includes three distinct components: $7.8 million related to the write-down of spare parts inventories; $5.2 million associated with the discontinuance of our model 7700 dual spindle saw; and $1.3 million related to excess and obsolete inventory. We provide reserves for equipment inventory and for spare parts and consumables inventory considered to be in excess of 18 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and review of consumable inventory levels at our customers’ facilities. We communicate forecasts of our future demand to suppliers and adjust commitments to those suppliers accordingly. We review and dispose of our excess and obsolete inventory on a regular basis. In fiscal 2003 we disposed of $9.6 million of excess and obsolete inventory and in fiscal 2002 we disposed of $18.6 million of excess and obsolete inventory. The charges for inventory write-downs in fiscal 2003 and fiscal 2002 primarily involve items that are not part of our continuing product offerings and accordingly, should not have a significant impact on our future business or profitability.

Our equipment gross margin increased 19.3 percentage points from the prior year, of which 7.8 percentage points was due to the inventory write-offs discussed above. Excluding these inventory write-offs, equipment gross margin increased by 11.5 percentage points, due to 13.9% reduction in the cost per ball bonder unit produced. Our lower cost per unit reflected the lowering of production costs over a product life cycle along with a change in product mix and our continuing efforts to drive down our cost structure.

Our packaging materials gross margin was adversely affected by the higher price of gold in fiscal 2003 compared to fiscal 2002, which makes up a significant portion of our wire cost of sales. However, the higher capillary unit sales accounted for the increase in gross profit dollars.

Our test interconnect gross margin decreased 14.3 percentage points from fiscal 2002, of which 3.2 percentage points was due to the inventory write-offs discussed above. Lower sales and associated gross profit accounted for the remaining reduction in test gross margin.

Operating Expenses

	(dollars amounts in thousands)
	Fiscal year ended September 30,
	2002	% Sales	2003	% Sales
Selling, general and administrative	$135,054	30.6%	$102,327	21.4%
Research and development, net	51,929	11.8%	38,121	8.0%
Resizing(recovery) costs	18,768	4.3%	(475)	-0.1%
Asset impairment	31,594	7.2%	3,629	0.8%
Goodwill impairment	74,295	16.8%	—	0.0%
Amortization of intangible assets	9,864	2.2%	9,260	1.9%
Loss on sale of product lines	—	0.0%	5,257	1.1%

	$321,504	72.8%	$158,119	33.1%

Selling, general and administrative expenses. Selling, general and administrative (referred to as SG&A) expenses decreased $32.7 million in fiscal 2003 or 24.2% from $135.1 million in fiscal 2002 to $102.3 million in fiscal 2003. The lower SG&A expenses in fiscal 2003 resulted primarily from our cost saving initiatives, principally related to reductions in employment levels. Included in the SG&A expense for fiscal 2003 were costs associated with workforce reductions (severance) of $5.2 million, start-up costs for our new China facility of approximately $2.0 million and a $0.7 million charge for the early termination of an information technology services agreement partially offset by the favorable reversal of a $2.0 million reserve, previously established for potential obligations to U.S. Customs. Included in the fiscal 2002 SG&A expense were workforce reductions (severance) of $5.0 million and training and start-up costs for our new China facility of $2.2 million.

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

Research and development . Research and development (“R&D”) expense in fiscal 2003 decreased $13.8 million or 26.6% from fiscal 2002. The lower R&D expense in fiscal 2003 was primarily due to the closure of our substrate business unit in the fourth quarter of fiscal 2002 and lower payroll and related expenses due to our ongoing cost reduction efforts.

Resizing: The semiconductor industry has been volatile, with sharp periodic downturns. The industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during our fiscal 2001, 2002 and most of 2003. We developed formal resizing plans in response to these changes in our business environment with the intent to align our cost structure with anticipated revenue levels. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. We documented and committed to these plans to reduce spending that included facility closings/rationalizations and reductions in workforce. We recorded the expense associated with these plans in the period that it committed to carry-out the plans. Although we make every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In fiscal 2003, we reversed $475 thousand ($205 thousand in the first half of 2003) of these resizing charges due to the actual severance cost associated with the terminated positions being less than the cost originally estimated. We recorded resizing charges of $18.8 million in fiscal 2002 and $4.2 million in fiscal 2001.

In addition to the formal resizing costs identified below, we continued to downsize our operations in fiscal 2002 and 2003. These downsizing efforts resulted in workforce reduction charges of $5.6 million in fiscal 2003 and $5.0 million in fiscal 2002. In contrast to the resizing plans discussed above, these workforce reductions were not related to formal or distinct restructurings, but rather, the normal and recurring management of employment levels in response to business conditions and our ongoing effort to reduce our cost structure. In addition, during fiscal 2003, if the business conditions were to have improved, we were prepared to rehire some of these terminated individuals. These recurring workforce reduction charges were recorded as SG&A expenses.

A summary of the formal resizing plans initiated in fiscal 2002 and 2001 and acquisition restructuring plans initiated in fiscal 2001 appears below:

	(in thousands)
Fiscal 2001 and 2002 Resizing Plans and Acquisition Restructurings	Severance and Benefits	Commitments	Total
Provision for resizing plans in fiscal 2001	$4,166	$—	$4,166
Acquisition restructurings	84	1,402	1,486
Payment of obligations in fiscal 2001	(2,101)	(213)	(2,314)

Balance, September 30, 2001	2,149	1,189	3,338

Provision for resizing plans in fiscal 2002:
Continuing operations	9,486	9,282	18,768
Discontinued operations	893	—	893
Payment of obligations in fiscal 2002	(7,551)	(1,470)	(9,021)

Balance, September 30, 2002	4,977	9,001	13,978

Change in estimate	(475)		(475)
Payment of obligations in fiscal 2003	(3,590)	(3,211)	(6,801)

Balance, September 30, 2003	$912	$5,790	$6,702

The remaining balance of the resizing costs is included in accrued liabilities.

The individual resizing plans and acquisition restructuring plans initiated in fiscal 2002 and 2001 are identified below:

Charges in Fiscal Year 2002

Fourth Quarter 2002

In January 1999, we acquired the advanced substrate technology of MicroModule Systems, a Cupertino, California company, to enable production of high density substrates. While showing some progress in developing the substrate technology, the business was not profitable and would have required additional capital and operating cash to complete development of the technology. In light of the business downturn that was affecting the semiconductor industry at the time, in the fourth quarter of fiscal 2002, we announced that we could not afford further development of the substrate technology and would close our substrate operations. As a result, we recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. We expected, and achieved, annual payroll related savings of approximately $4.2 million and annual facility/operating savings of approximately $3.9 million as a result of this resizing plan. By June 30, 2003, all the positions had been eliminated. The plans have been completed but cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, we wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation. This substrate business was included in our then existing Advanced Packaging business segment.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003:

	(in thousands)
Fourth Quarter 2002 Charge	Severance and Benefits	Commitments	Total
Provision for resizing	$1,231	$7,280	$8,511

Balance, September 30, 2002	1,231	7,280	8,511
Change in estimate:

Change in estimate	(102)	—	(102)
Payment of obligations	(1,051)	(2,401)	(3,452)

Balance, September 30, 2003	$78	$4,879	$4,957

Third Quarter 2002

As a result of the continuing downturn in the semiconductor industry and our desire to improve the performance of its test business segment, we decided to move towards a 24 hour per-day manufacturing model in its major U.S. wafer test facility, which would provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As a result, in the third quarter of fiscal 2002, we announced a resizing plan to reduce headcount and consolidate manufacturing in its test business segment. As part of this plan, we moved manufacturing of wafer test products from our facilities in Gilbert, Arizona and Austin, Texas to our facilities in San Jose, California and Dallas, Texas and from our Kaohsuing, Taiwan facility to our Hsin Chu, Taiwan facility. The resizing plan included a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. The resizing plan also included a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. We expected, and achieved, annual payroll related savings of approximately $6.9 million and annual facility/operating savings of approximately $84 thousand as a result of this resizing plan. All of the positions have been eliminated and both facilities have been closed. The plans have been completed but cash payments for the severance are expected to continue through fiscal 2005 and cash payments for facility and contractual obligations are expected to continue through 2004, or such earlier time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	(in thousands)
Third Quarter 2002 Charge	Severance and Benefits	Commitments	Total
Provision for resizing	$1,652	$452	$2,104

Payment of obligations	(547)	(219)	(766)

Balance, September 30, 2002	1,105	233	1,338
Payment of obligations	(800)	(72)	(872)

Balance, September 30, 2003	$305	$161	$466

Second Quarter 2002

As a result of the continuing downturn in the semiconductor industry and our desire to more efficiently manage our business, in the second quarter of fiscal 2002, we announced a resizing plan comprised of a functional realignment of business management and the consolidation and closure of certain facilities. In connection with the resizing plan, we recorded a charge of $11.3 million ($10.4 million in continuing operations and $0.9 million in discontinued operations), consisting of severance and benefits of $9.7 million for 372 positions that were to be eliminated as a result of the functional realignment, facility consolidation, the shift of certain manufacturing to China (including our hub blade business) and the move of our microelectronics products to Singapore and a charge of $1.6 million for the cost of lease commitments beyond the closure date of facilities to be exited as part of the facility consolidation plan.

In the second quarter of fiscal 2002, we closed five test facilities: two in the United States, one in France, one in Malaysia, and one in Singapore. These operations were absorbed into other company facilities. The resizing charge for the facility consolidation reflects the cost of lease commitments beyond the exit dates that are associated with these closed test facilities.

To reduce our short term cash requirements, we decided, in the fourth quarter of fiscal 2002, not to relocate either our hub blade manufacturing facility from the United States to China or our microelectronics product manufacturing from the United States to Singapore, as previously announced. This change in our facility relocation plan resulted in a reversal of $1.6 million of the resizing costs recorded in the second quarter of fiscal 2002. As a result, we reduced our expected annual savings from this resizing plan for payroll related expenses by approximately $4.7 million.

Also in the fourth quarter of fiscal 2002, we reversed $600 thousand ($590 thousand in continuing operations and $10 thousand in discontinued operations) of the severance resizing expenses and in the fourth quarter of fiscal 2003 we reversed $353 thousand of resizing expenses, previously recorded in the second quarter of fiscal 2002, due to actual severance costs associated with the terminated positions being less than those estimated as a result of employees leaving the Company before they were severed.

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

We expected annual payroll related savings of approximately $17.3 million and annual facility/operating savings of approximately $660 thousand as a result of this resizing plan. As a result of the decision not to relocate either our hub blade manufacturing facility or its microelectronics product manufacturing, we ultimately achieved annual payroll related savings of approximately $12.7 million. The plans have been completed but cash payments for the severance charges and the facility and contractual obligations are expected to continue into fiscal 2005, or such time as the obligations can be satisfied.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2002 and 2003.

	(in thousands)
Second Quarter 2002 Charge	Severance and Benefits		Commitments	Total
Provision for resizing - Continuing operations	$8,830	(1)	$1,550	$10,380
Provision for resizing - Discontinued operations	903		—	903
Change in estimate - Continuing operations	(2,227)		—	(2,227)
Change in estimate - Discontinued operations	(10)		—	(10)
Payment of obligations	(5,367	)(1)	(81)	(5,448)

Balance, September 30, 2002	2,129		1,469	3,598
Change in estimate	(353)		—	(353)
Payment of obligations	(1,284)		(719)	(2,003)

Balance, September 30, 2003	$492		$750	$1,242

(1)	Includes $2.6 million non-cash charge for modifications of stock option awards that were granted prior to December 31, 2001 to the employees affected by the resizing plans in accordance with our annual grant of stock options to employees

Charges in Fiscal Year 2001

Fourth Quarter 2001

As part of our efforts to more efficiently manage our business and reduce operating costs, we announced in the fourth quarter of fiscal 2001 that we would close our bonding wire facility in the United States and move the production capacity to our bonding wire facility in Singapore. We recorded a resizing charge for severance of $2.4 million for the elimination of 215 positions, all of which had been terminated at September 30, 2002. We expected, and achieved, annual payroll related savings of approximately $11.5 million. Also in the fourth quarter of fiscal 2001, we recorded an increase to goodwill of $0.8 million, in connection with the acquisition of Probe Technology, for additional lease costs associated with the elimination of four duplicate facilities in the United States. The plans have been completed but cash payments for the severance charge were expected to continue through 2004.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001, 2002 and 2003.

	(in thousands)
Fourth Quarter 2001 Charge	Severance and Benefits	Commitments	Total
Provision for resizing	$2,457	$—	$2,457
Acquisition restructuring	—	840	840
Payment of obligations	(402)	—	(402)

Balance, September 30, 2001	2,055	840	2,895

Payment of obligations	(1,543)	(840)	(2,383)

Balance, September 30, 2002	512	—	512
Change in estimate	(20)		(20)

Payment of obligations	(455)	—	(455)

Balance, September 30, 2003	$37	$—	$37

Second Quarter 2001

As a result of a downturn in the semiconductor industry, in the quarter ended March 31, 2001, we announced a 7.0% reduction in our workforce. As a result, we recorded a resizing charge for severance of $1.7 million for the elimination of 296 positions across all levels of the organization, all of which were terminated prior to March 31, 2002. We expected, and achieved, annual payroll related savings of approximately $7 million. In connection with our acquisition of Probe Tech, we also recorded an increase to goodwill for $0.6 million for severance, lease and other facility charges related to the elimination of four leased Probe Technology facilities in the United States, which were found to be duplicative with the Cerprobe facilities. The plans have been completed and there will be no additional cash payments related to severance and facility obligations under this program.

The resizing costs were included in accrued liabilities. The table below details the activity related to this resizing program during fiscal 2001, 2002 and 2003:

	(in thousands)
Second Quarter 2001 Charge	Severance and Benefits	Commitments	Total
Provision for resizing	$1,709	$—	$1,709
Acquisition restructuring	84	562	646
Payment of obligations	(1,699)	(213)	(1,912)

Balance, September 30, 2001	94	349	443

Payment of obligations	(94)	(330)	(424)

Balance, September 30, 2002	—	19	19

Payment of obligations	—	(19)	(19)

Balance, September 30, 2003	$—	$—	$—

Asset impairment. In addition to the workforce resizings and the facility consolidations, over the past two fiscal years we have terminated several of our major initiatives in an effort to more closely align our cost structure with expected revenue levels. As a result, we recorded asset impairment charges of $3.6 million in fiscal 2003 and $31.6 million in fiscal 2002. The fiscal 2003 charge included: $1.7 million associated with the discontinuation of a test product; $1.2 million due to the reduction in the size of a test facility in Dallas, Texas; and $730 thousand resulting from the write-down of assets that were sold and assets that became obsolete. The fiscal 2002 charge included: $16.9 million associated with the cancellation of a company-wide integrated information system; $8.4 million associated with the closure of the substrates operation; $3.6 million charge for the write-off of development and license costs of certain engineering and manufacturing software, which had not yet been completed or placed in service and would never be utilized; $1.4 million associated with a closed wire facility in Taiwan; and $1.3 million related to leasehold improvements at the leased probe card manufacturing facilities in Malaysia and the United States, which have been closed.

We also recorded an asset impairment charge of $6.9 million, to write-down assets to their realizable value, in our discontinued operation.

Goodwill impairment. Effective October 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets. The intangible assets that are classified as goodwill and those with indefinite lives are no longer amortized under the provisions of this standard. Intangible assets with determinable lives continue to be amortized over their estimated useful life. We perform our annual impairment test at the end of the fourth quarter of each fiscal year, which coincides with the completion of our annual forecasting process. We also test for impairment between our annual tests if a “trigger” event occurs that may have the effect of reducing the fair value of a reporting unit below its carrying value. When conducting our goodwill impairment analysis, we calculate our potential impairment charges based on the two-step test identified in SFAS 142 and using the implied fair value of the respective reporting units. We use the present value of future cash flows from the respective reporting units to determine the implied fair value. Our intangible assets other than goodwill are tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. Our intangible assets are comprised of customer accounts and complete technology in its test interconnect business segment. We manage and value our complete technology in the aggregate as one asset group.

In fiscal 2002, we reviewed our business and determined that there are five reporting units to be reviewed for impairment in accordance with the standard – the reporting units were: the bonding wire, hub blade, substrate, flip chip and test businesses. The bonding wire and hub blade businesses were included in our packaging materials segment, the substrate business was included in our advanced packaging segment, the test business comprised our test segment and the flip chip business unit is included in discontinued operations. There is no goodwill associated with our equipment segment. Upon adoption of SFAS 142 in the first quarter of fiscal 2002, we completed the required transitional impairment testing of intangible assets, and based upon those analyses, did not identify any impairment charges as a result of adoption of this standard effective October 1, 2001.

Upon adoption of the standard in fiscal 2002, we reclassified $17.2 million of intangible assets relating to an acquired workforce in the test reporting unit into goodwill and correspondingly reduced goodwill by $4.9 million of goodwill associated with a deferred tax liability established for timing differences of U.S. income taxes on the workforce intangible. Also in fiscal 2002, we reduced goodwill associated with the test reporting unit by $1.5 million reflecting the settlement of a purchase price dispute with the former owners of Probe Technology and increased goodwill associated with its flip chip reporting unit by $96 thousand reflecting an increase in the cost to purchase the former joint venture partner’s equity share.

In fiscal 2001, 2002 and 2003, the semiconductor industry experienced a severe industry downturn. Due to the prolonged nature of the industry downturn, we continually recalibrated our businesses and projections of future operating activities. We saw an up-tick in our business in the spring of 2002 and at that time believed we were emerging from the effects of an industry downturn. However, this up-tick in business was not sustained and our business turned back down in the second half of fiscal 2002. By the end of our fiscal 2002, our recalibrated forecasts of future cash flows from our test, hub blades and substrate reporting units were substantially lower than in the beginning of that fiscal year, which lead to the closing of the substrate business and an associated write-off of all the substrate intangible assets of $1.1 million and goodwill impairment charges in the test business of $72.0 million and in our hub blades business of $2.3 million. Likewise, by the end of fiscal 2003, our forecast of future cash flows from our flip chip business unit were lower than previous forecasts and resulted in goodwill and asset impairment charges of $5.7 million and the subsequent sale of the assets of this business. We recorded goodwill impairment charges in the period in which our analysis of future business conditions indicated that the reporting unit’s fair value, and the implied value of its goodwill, was less than its carrying value.

Due to the amount of goodwill associated with our test reporting unit, we retained a third party valuation firm to assist management in estimating the test reporting unit’s fair value at September 30, 2002. The appraisal was based on discounted cash flows of this reporting unit. The estimated fair value was determined using our weighted average cost of capital. The estimated fair value was then corroborated by comparing the implied multiples applicable to the test reporting unit’s projected earning to “guideline” companies’ forward earnings and based on this it was determined that they were within the range of the “guideline” companies. The fair value of our test reporting unit at September 30, 2003 was determined in the same manner, however, as it was greater than the carrying value of the reporting unit, there was no goodwill impairment.

We also recorded a goodwill impairment charge at September 30, 2002 in our hub blade reporting unit. We calculated the fair value of this reporting unit based on the present value of its projected future cash. The estimated fair value was determined using our weighted average cost of capital. The triggering event for this impairment charge was the recalibrated forecasts, in the fourth quarter of fiscal 2002, when we first determined that the fair value of the hub blade reporting unit was less than its carrying value.

In September 2003, we recorded a goodwill impairment charge at our flip chip business unit. The fair value of this reporting unit was determined using quoted prices from potential purchasers of this reporting unit. The quoted prices were subsequently confirmed upon the sale of the assets of the flip chip reporting unit in February of 2004. The triggering event for this impairment charge was also recalibrated forecasts in the fourth quarter of fiscal 2003, when we first determined that the fair value of our flip chip reporting unit was less than its carrying value.

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

Loss on sale of product lines. In the fourth quarter of fiscal 2003, we sold the fixed assets, inventories and intellectual property associated with our sawing and hard material blade product lines for $1.2 million in cash. We wrote-off $6.5 million of net assets associated with the transaction. In addition, we sold the assets associated with our polymers business for $105 thousand. This loss on sale of product lines of $5.3 million has been reclassified to be included in our operating expenses section of the consolidated statement of operations, from its prior presentation outside of the operating results.

Income (loss) from Operations

Income (loss) from operations by segment appears below:

	(dollars amounts in thousands)
	Fiscal year ended September 30,
	2002	% Sales	2003	% Sales
Equipment	$(65,462)	-38.6%	$(2,323)	-1.2%
Packaging materials	6,518	4.1%	15,008	8.6%
Test interconnect	(95,065)	-82.9%	(27,192)	-25.9%
Corporate and other	(66,675)	NA	(15,404)	NA

	$(220,684)	-50.0%	$(29,911)	-6.3%

Our loss from operations in fiscal 2003 was $29.9 million compared to $220.7 million in the prior fiscal year. The smaller operating loss in fiscal 2003 compared to fiscal 2002 was due primarily to higher sales and gross profit, lower SG&A and R&D expenses, no resizing expenses, and lower asset and goodwill impairment charges.

Equipment operating loss was reduced from $65.5 million to $2.3 million due primarily to higher sales and gross profit and lower operating costs. Packaging materials operating income increased by $8.5 million or 130.3% due primarily to recording $5.2 million of assets and goodwill impairment charges in the prior year and higher sales and gross profit in the current year. Test interconnect operating loss was $67.9 million less then the prior year due primarily to recording $73.2 million of goodwill and assets impairment charges in the prior year compared to $3.1 million of assets impairment charges in fiscal 2003. In order to improve the operating results of this business, we plan to consolidate test facilities, transfer a greater portion of the test production to our Asian facilities, outsourcing a greater portion of the test production, and new product introductions. We expect implementation of this plan will continue through 2005 and will result in future period charges and/or restructuring charges. Our loss from corporate and other activities was $51.3 million less than the prior year due to asset impairment charges of $25.3 million and operating costs of our former substrate operation recorded in the prior year.

Interest. Interest income in fiscal 2003 was $940 thousand compared to $3.8 million in the prior year. The lower interest income was due primarily to lower cash balances to invest coupled with lower interest rates on short-term investments. Interest expense was $17.4 million in fiscal 2003 compared to $18.7 million in the prior year. The lower interest expense in fiscal 2003 resulted from the elimination in fiscal 2003 of interest associated with a receivable securitization program, which was cancelled in July of 2002.

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

Discontinued Operations. The net loss of our former Flip Chip business unit comprises our discontinued operations. Included in the fiscal 2003 loss from discontinued operations are an asset impairment charge of $6.9 million and a goodwill impairment charge of $5.7 million.

Net loss. Our net loss for fiscal 2003 was $76.7 million compared to a net loss of $274.1 million in fiscal 2002, for the reasons enumerated above.

Quarterly Results of Operations

The table below shows our quarterly net sales, gross profit and operating income (loss) by quarter for fiscal 2004 and 2003:

	(in thousands)
Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$153,869	$221,771	$194,628	$147,543	$717,811
Gross profit	47,362	76,534	65,072	42,037	231,005
Income (loss) from operations	12,155	34,409	29,299	8,082	83,945

Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$107,259	$122,280	$123,782	$124,614	$477,935
Gross profit	28,637	34,231	32,103	33,237	128,208
Loss from operations	(9,696)	(8,079)	(4,105)	(8,031)	(29,911)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, total cash and investments were $95.8 million compared to $73.1 million at September 30, 2003. Cash and investments increased $22.7 million from September 30, 2003 due primarily to the following:

•	We generated $71.3 million from operating activities, despite carrying higher accounts receivable and inventory of $19.3 million and $23.4 million, respectively, compared to the end of the prior year. The higher accounts receivable and inventory reflected the sharp drop off in sales activity in the fourth quarter. The inventory increase also included $11.2 million of gold not included in the prior year;

•	Our financing activities resulted in lowering our long term debt by $30 million and reducing our annual cash interest expense by $13.2 million, from September 30, 2003 to September 30, 2004, by;

•	Raising $199.3 million in net proceeds from the issuance of 0.5% convertible subordinated notes;

•	Raising $63.2 million in net proceeds from the issuance of 1.0% convertible subordinated notes;

•	Spending $178.6 million to redeem all of our 4.75% convertible subordinated notes;

•	Spending $127.4 million to redeem all of our 5.25% convertible subordinated notes.

•	We spent $13.4 million on capital expenditures: some of the major projects were: $1.8 million on cantilever test production capacity; $1.5 million on advanced bonder development; $1.5 million on IT systems upgrades; $1.5 million on tool production capacity; and $0.8 million on gold wire manufacturing capacity.

•	We received $4.2 million from the exercise of stock options; and

•	We received $3.4 million from the sale of our Flip Chip business unit.

Our primary need for cash for the next fiscal year will be to provide the working capital necessary to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2005 capital expenditure needs to be approximately $20 million. We financed our working capital needs and capital expenditure needs in fiscal 2004 through internally generated funds from our equipment and packaging materials businesses and expect to continue to generate cash from operating activities in fiscal 2005 to meet our cash needs. We expect to use the excess cash generated from our equipment and packaging materials business to fund the operation of our test business until such time that our test performance improvement plans are complete and our test segment is self-funding.

Our long term debt at September 30, 2003 and 2004 consisted of the following:

				(in thousands)
	Fiscal Year of Maturity	Conversion Price(1)	Rate	Outstanding Balance at, September 30,
Type				2003	2004
Convertible Subordinated Notes	2006	$19.75	5.25%	$125,000	$—
Convertible Subordinated Notes	2007	$22.90	4.75%	175,000	—
Convertible Subordinated Notes	2009	$20.33	0.50%	—	205,000
Convertible Subordinated Notes	2010	$12.84	1.00%	—	65,000
Other(2)				338	5,725

				$300,338	$275,725

(1)	Subject to adjustment.
(2)	Includes a mortgage of $5.4 million held by a limited liability company which the Company began consolidating into its financial statements at December 31, 2003 in accordance with FIN 46.

In the quarter ended December 31, 2003, we issued $205 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors. The notes mature on November 30, 2008, bear interest at 0.5% per annum and are convertible into common stock of the Company at a conversion price of $20.33 per share, subject to adjustment for certain events. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year. We used the majority of the net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem all of our $175 million of 4.75% Convertible Subordinated Notes at a redemption price equal to 102.036% of the principal amount of the 4.75% notes. We recorded a charge of $6.2 million associated with the redemption of these notes, $2.6 million of which was due to the write-off of unamortized note issuance costs and $3.6 million due to the redemption premium.

In the quarter ended June 30, 2004, we issued $65 million of 1.0% Convertible Subordinated Notes in a private placement to qualified institutional investors. The Notes mature on June 30, 2010, bear interest at 1.0% per annum and are convertible into common stock of the Company at a conversion price of $12.84 per share, subject to adjustment for certain events. The conversion rights of these Notes may be terminated on or after June 30, 2006 if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our 0.5% Convertible Subordinated Notes. There are no financial covenants associated with the 1.0% notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 30 and December 30 each year.

We used the net proceeds from the issuance of the 1.0% Convertible Subordinated Notes along with cash remaining from the issuance of the 0.5% Convertible Subordinated Notes and cash from operations to purchase all of our 5.25% Convertible Subordinated Notes at purchase prices between 101.0% and 102.1% of the principal amount of the 5.25% notes. The Company recorded a charge of $4.4 million associated with the purchase of these notes, $2.0 million of which was due to the write-off of unamortized note issuance costs and $2.4 million due to the purchase premium.

Under GAAP, certain obligations and commitments are not required to be included in our consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 30, 2004 have not been included in our consolidated balance sheet and statements of operations included in this Form 10-K; however, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity. The most significant of these are our operating lease commitments and inventory purchase obligations.

The following table identifies obligations and contingent payments under various arrangements at September 30, 2004, including those not included in our consolidated balance sheet:

	(in thousands)
	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
Contractual Obligations:
Long-term debt	$275,400	$5,400	$—	$205,000	$65,000
Capital Lease obligations	325	41	82	82	120
Operating Lease obligations*	34,077	8,628	9,609	5,221	10,619
Inventory Purchase obligations*	40,127	40,127	—	—	—

Commercial Commitments:
Gold supply financing guarantee	11,196	11,196
Standby Letters of Credit*	3,094	3,094	—	—	—

Total Contractual Obligations and Commercial Commitments	$364,219	$68,486	$9,691	$210,303	$75,739

*	Represents contractual amounts not reflected in the consolidated balance sheet at September 30, 2004.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008, 1.0% Convertible Subordinated Notes due 2010 and a mortgage of $5.4 million held by a limited liability company which the Company began consolidating into its financial statements at December 31, 2003 in accordance with FIN 46. The capital lease obligations principally relate to a building lease. The operating lease obligations represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

To reduce the cost to procure gold, we changed our gold supply financing arrangement in fiscal 2004. As a result, gold for wire fabrication is no longer treated as consignment goods and is now reflected and included in our inventory with a corresponding amount in accounts payable. At September 30, 2004, both our inventory and accounts payable included $11.2 million of this gold compared to none at September 30, 2003. Although we no longer purchase gold on a consignment basis, our obligation to pay for the gold generally does not arise, and the price we pay for the gold is not fixed, until we price and sell the gold wire to our customers. The guarantee for our gold supply financing arrangement is secured by the assets of our wire manufacturing subsidiary and contains restrictions on that subsidiary’s net worth, ratio of total liabilities to net worth, ratio of EBITDA to interest expense and ratio of current assets to current liabilities, all of which we were within compliance.

The standby letters of credit represent obligations of the Company in lieu of security deposits for a facility lease and employee benefit programs.

At September 30, 2004, the fair value of our $205.0 million 0.5% Convertible Subordinated Notes was $145.8 million, and the fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $47.5 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. At September 30, 2004, the Standard & Poor’s rating on our 0.5% convertible subordinated notes was CCC+ and our 1.0% convertible subordinated notes were not rated.

We have a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the three years before retirement. Our funding policy is consistent with the funding requirements of U.S. Federal employee benefit and tax laws. We contributed approximately $2.8 million (based on the market price at the time of contribution) in Company stock to the Plan in Fiscal 2004 and $1.0 million in fiscal 2003. In fiscal 2005, we expect to make a contribution of Company common stock of approximately $1.5 million. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation.

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

The semiconductor industry experienced downturns in fiscal 1998 through the first half of fiscal 1999, in fiscal 2001 through the first three quarters of fiscal 2003 and we are currently seeing a slowing in customer demand for our wire bonders. In the 1998-1999 downturn, our net sales declined from approximately $501.9 million in fiscal 1997 to $411.0 million in fiscal 1998. In the 2001-2003 downturn, our net sales declined from approximately $877.6 million in fiscal 2000 to $441.6 million in fiscal 2002. The business environment was improved in the fourth quarter of fiscal 2003 through the first nine months of fiscal 2004 but we experienced slowing in demand for our wire bonders in our fourth quarter of fiscal 2004 and we anticipate further slowing in demand for our wire bonders in the first fiscal quarter of 2005. There can be no assurances regarding the level of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist. Any downturn may be more severe and prolonged than those experienced in the past. Downturns adversely affect our business, financial condition and operating results.

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

Some of the factors that may cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

•	our test division has lower margins than assembly equipment and packaging materials;

•	some lines of equipment within our business segments are more profitable than others; and

•	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements;

•	virtually all of our orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	unanticipated delays in the introduction of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to customer anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

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

Most of our sales and a substantial portion of our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 86% of our net sales for fiscal 2004, 80% of our net sales for fiscal 2003 and 74% of our net sales for fiscal 2002 were attributable to sales to customers for delivery outside of the United States, in particular to customers in the Asia/Pacific region. We expect this trend to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia/Pacific. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, capillaries in Israel and China, bonding wire in Switzerland, test products in Taiwan, China, France, and Scotland and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	terrorism, war and civil disturbances or other events that may limit or disrupt markets;

•	expropriation of our foreign assets;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	possible disagreements with tax authorities regarding transfer pricing regulations;

•	the difficulties of staffing and managing dispersed international operations;

•	episodic events outside our control such as, for example, the outbreak of Severe Acute Respiratory Syndrome;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

Because most of our foreign sales are denominated in United States dollars, an increase in value of the United States dollar against foreign currencies, particularly the Japanese yen, will make our products more expensive than those offered by some of our foreign competitors. Our ability to compete overseas in the future may be materially and adversely affected by a strengthening of the United States dollar against foreign currencies. Because we have significant assets, including cash, outside the United States, those assets are subject to risks of seizure, and it may be difficult to repatriate them, or repatriation may result in the payment by us of significant United States taxes.

Our international operations also depend upon favorable trade relations between the United States and those foreign countries in which our customers, subcontractors, and materials suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets. In addition, any change to existing United States laws or the enactment of new laws penalizing United States companies for reducing the number of United States based employees and hiring more employees in foreign countries may adversely affect our business, financial condition and operating results.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test interconnect solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In fiscal 2004, fiscal 2003 and fiscal 2002, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 17%, 13% and 13%, respectively, of our net sales.

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

•	lack of control over the manufacturing process for components and subassemblies;

•	changes in our manufacturing processes, in response to changes in the market, which may delay our shipments;

•	our inadvertent use of defective or contaminated raw materials;

•	the relatively small operations and limited manufacturing resources of some of our suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at acceptable quality levels and prices;

•	reliability or quality problems with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay our shipments; and

•	the loss of suppliers as a result of the consolidation of suppliers in the industry.

If we are unable to deliver products to our customers on time for these or any other reasons; if we are unable to meet customer expectations as to cycle time; or if we do not maintain acceptable product quality or reliability, our business, financial condition and operating results may be materially and adversely affected.

Our test division and our diversification presents significant management and operating challenges

During fiscal 2001, we acquired two companies that design and manufacture test interconnect solutions, Cerprobe Corporation and Probe Technology Corporation, and combined their operations to create our test division. Since its acquisition in 2001, this division has not performed to our expectations. Problems have included difficulties in rationalizing duplicate products and facilities, and in integrating these acquisitions. Our plan to correct these problems centers on the following steps: standardize production processes between the various test manufacturing sites, create and ramp production of our highest volume products in a new lower cost site in China and/or outsource production where appropriate, then rationalize excess capacity by converting existing higher cost, low volume manufacturing sites to service centers. If we are unable to successfully implement this plan, our operating margins and results of operations will continue to be adversely affected by the performance of our test division.

More generally, our diversification strategy has increased demands on our management, financial resources and information and internal control systems. Our success will depend, in part, on our ability to manage and integrate our test division and our equipment and packaging materials businesses and to continue successfully to implement, improve and expand our systems, procedures and controls. If we fail to integrate our businesses successfully or to develop the necessary internal procedures to manage diversified businesses, our business, financial condition and operating results may be materially and adversely affected.

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

Some of our customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership (“Lemelson”), in which Lemelson claims that certain manufacturing processes used by those customers infringe patents held by Lemelson. We have never been named a party to any such litigation. Some customers have requested that we indemnify them to the extent their liability for these claims arises from use of our equipment. We do not believe that products sold by us infringe valid Lemelson patents. If a claim for contribution were to be brought against us, we believe we would have valid defenses to assert and also would have rights to contribution and claims against our suppliers. We have not incurred any material liability with respect to the Lemelson claims or any other pending intellectual property claim to date and we do not believe that these claims will materially and adversely affect our business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim that might be made, however, is uncertain and we cannot assure you that the resolution of any such claim would not materially and adversely affect our business, financial condition and operating results.

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

Anti-takeover provisions in our articles of incorporation and bylaws, and under Pennsylvania law may discourage other companies from attempting to acquire us

Some provisions of our articles of incorporation and bylaws and of Pennsylvania law may discourage some transactions where we would otherwise experience a fundamental change. For example, our articles of incorporation and bylaws contain provisions that:

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, or other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in the United States, Israel, Singapore and China. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. The existing conflicts in Afghanistan and Iraq, and particularly in Israel, where we maintain a manufacturing facility, or any broader conflict, could have a further impact on our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

We may be unable to generate enough cash to service our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $1.7 million in each of fiscal years 2005 through 2008, $821 thousand in fiscal 2009 and $488 thousand in fiscal 2010 on our aggregate $270 million of convertible subordinated debt. Principal payments of $205.0 million and $65.0 million on the convertible subordinated debt are due in fiscal 2009 and 2010, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

We cannot assure you that our business will generate cash in an amount sufficient to enable us to service interest, principal and other payments on our debt, including the notes, or to fund our other liquidity needs.

We are not restricted under the agreements governing our existing indebtedness from incurring additional debt in the future. If new debt is added to our current levels, our leverage and our debt service obligations would increase and the related risks described above could intensify.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce. Currently, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income of using the fair value recognition method. We have elected to apply APB 25 and accordingly, we do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that SFAS No. 123R, “Share-Based Payment,” will be effective for public companies for interim or annual periods beginning after June 15, 2005. Under SFAS No. 123R, companies must measure compensation cost for all share-based payments, including employee stock options, using a fair value based method and these payments must be recognized as expenses in our statements of operations.

The implementation of SFAS No. 123R beginning in the fourth quarter of fiscal 2005 will have a significant adverse impact on our consolidated statement of operations because we will be required to expense the fair value of our stock options rather than disclosing the impact on results of operations within our footnotes in accordance with the disclosure provisions of SFAS No. 123 (see Note 1 of the Notes to Consolidated Financial Statements). This will result in lower reported earnings per share, which could negatively impact our future stock price. In addition, this could negatively impact our ability to utilize employee stock plans to recruit and retain employees and could result in a competitive disadvantage to us in the employee marketplace.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 51.2 million shares were outstanding as of September 30, 2004. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. At September 30, 2004, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $32.2 million (see Note 7 of the Company’s Consolidated Financial Statements). If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2004, the fair market value of the portfolio would decline by approximately $68 thousand.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report.

[This page intentionally left blank]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 30, 2004 and September 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

November 18, 2004

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	September 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,725	$60,333
Restricted cash	2,836	3,257
Short-term investments	4,490	32,176
Accounts receivable, (net of allowance for doubtful accounts: 9/30/03 - $5,929; 9/30/04 - $3,646)	94,144	110,718
Inventories, net	37,906	58,017
Assets held for sale	6,799	6,072
Prepaid expenses and other current assets	11,187	10,310
Deferred income taxes	10,700	12,417

TOTAL CURRENT ASSETS	233,787	293,300

Property, plant and equipment, net	54,439	51,434
Intangible assets, (net of accumulated amortization: 9/30/03 - $26,187; 9/30/04 - $35,209)	66,249	54,045
Goodwill	81,440	81,440
Other assets	6,946	7,463

TOTAL ASSETS	$442,861	$487,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$36	$202
Accounts payable	45,844	50,002
Accrued expenses	41,885	37,660
Income taxes payable	13,394	11,986

TOTAL CURRENT LIABILITIES	101,159	99,850

Long term debt	300,338	275,725
Other liabilities	9,865	8,112
Deferred taxes	31,402	36,975

TOTAL LIABILITIES	442,764	420,662

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, without par value: Authorized - 5,000 shares; issued - none	—	—
Common stock, without par value: Authorized - 200,000 shares; issued and outstanding: 2003 - 50,092; 2004 - 51,162	203,607	213,847
Retained earnings (deficit)	(195,792)	(139,912)
Accumulated other comprehensive loss	(7,718)	(6,915)

TOTAL SHAREHOLDER’S EQUITY	97	67,020

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$442,861	$487,682

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2002	2003	2004
Net revenue	$441,565	$477,935	$717,811

Cost of sales	340,745	349,727	486,806

Gross profit	100,820	128,208	231,005

Selling, general and administrative	135,054	102,327	101,225
Research and development, net	51,929	38,121	34,611
Resizing	18,768	(475)	(68)
Asset impairment	31,594	3,629	3,293
Goodwill impairment	74,295	—	—
Amortization of intangibles	9,864	9,260	9,022
Gain on sale of assets	—	—	(1,023)
Loss on sale of product lines	—	5,257	—

Operating expense	321,504	158,119	147,060

Income (loss) from operations	(220,684)	(29,911)	83,945
Interest income	3,758	940	1,109
Interest expense	(18,699)	(17,431)	(10,466)
Charge on extinguishment of debt	—	—	(10,510)
Other income and minority interest	2,010	—	—

Income (loss) from continuing operations before income taxes	(233,615)	(46,402)	64,078
Provision for income taxes for continuing operations	32,561	7,594	7,386

Net income (loss) from continuing operations	(266,176)	(53,996)	56,692
Loss from discontinued operations, net of tax	(7,939)	(22,693)	(432)
Loss on sale of FCT Division, net of tax	—	—	(380)

Net income (loss)	$(274,115)	$(76,689)	$55,880

Net income (loss) per share from continuing operations:
Basic	$(5.41)	$(1.09)	$1.12
Diluted	$(5.41)	$(1.09)	$0.90

Loss per share from discontinued operations:
Basic	$(0.16)	$(0.46)	$(0.02)
Diluted	$(0.16)	$(0.46)	$(0.01)

Net income (loss) per share:
Basic	$(5.57)	$(1.54)	$1.10
Diluted	$(5.57)	$(1.54)	$0.89

Weighted average shares outstanding:
Basic	49,217	49,695	50,746
Diluted	49,217	49,695	68,582

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(274,115)	$(76,689)	$55,880

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,315	37,852	30,678
Charge on early extinguishment of debt	—	—	10,510
Tax benefit from exercise of stock options	329	89	991
Provision for doubtful accounts	158	519	(850)
Impairment of fixed and intangible assets	31,594	10,502	3,293
Impairment of goodwill	74,295	5,667	—
Loss (gain) on sale of product lines and properties	—	5,257	(1,023)
Deferred taxes	32,808	—	466
Provision for inventory valuations	14,362	3,490	3,566
Non-cash employee benefits	5,061	2,230	2,262
Changes in working capital accounts, net of effect of acquired and sold businesses:
Accounts receivable	(10,188)	(5,531)	(19,293)
Inventories	9,076	2,454	(23,766)
Prepaid expenses and other assets	(1,853)	(1,138)	1,512
Accounts payable and accrued expenses	7,855	(18,142)	1,750
Taxes payable	(4,739)	3,734	1,982
Other, net	(961)	604	3,304

Net cash provided by (used in) operating activities	(72,003)	(29,102)	71,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	59,224	26,287	17,286
Purchase of investments classified as available for sale	(33,850)	(8,603)	(44,992)
Purchases of plant and equipment	(20,385)	(10,975)	(13,405)
Sale (purchase) of Flip Chip	(96)	—	3,352
Purchase of Probe Tech, net of cash acquired	1,472	—
Proceeds from sale of property and equipment	—	1,643	933

Net cash provided by (used in) investing activities	6,365	8,352	(36,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 0.5% convertible subordinated notes	—	—	199,328
Net proceeds from issuance of 1.0% convertible subordinated notes	—	—	63,189
Purchase of 4.75% convertible subordinate notes	—	—	(178,563)
Purchase of 5.25% convertible subordinate notes	—	—	(127,425)
Payments on borrowings, including capitalized leases	(1,685)	(205)	(93)
Restricted cash	(3,180)	344	(421)
Proceeds from issuances of common stock	1,438	424	4,162

Net cash provided by (used in) financing activities	(3,427)	563	(39,823)

Effect of exchange rate changes on cash and cash equivalents	15	(74)	(5)

Change in cash and cash equivalents	(69,050)	(20,261)	(5,392)
Cash and cash equivalents at:
Beginning of year	155,036	85,986	65,725

End of year	$85,986	$65,725	$60,333

Supplemental Disclosures:
Cash payments for interest	$15,400	$15,700	$11,100
Cash payments for income taxes	$9,200	$4,800	$4,800

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount
Balances at September 30, 2001	49,034	$193,058	$155,012	$(9,523)	$338,547

Employer contribution to the Company’s 401K plan	214	2,478			2,478
Exercise of stock options	166	1,438			1,438
Tax benefit from exercise of stock options		329			329
Modification of stock options for terminated employees		2,583			2,583
Components of comprehensive income:
Net loss			(274,115)		(274,115)
Translation adjustment				730	730
Unrealized loss on investments, net				(264)	(264)
Minimum pension liability (net of taxes of $1,294)				(2,403)	(2,403)

Total comprehensive loss					(276,052)

Balances at September 30, 2002	49,414	$199,886	$(119,103)	$(11,460)	$69,323

Employer contribution to Company’s 401K plan	429	2,230			2,230
Employer contribution to Company’s pension plan	150	987			987
Exercise of stock options	99	415			415
Tax benefit from exercise of stock options		89			89
Components of comprehensive income:
Net loss			(76,689)		(76,689)
Translation adjustment				2,953	2,953
Unrealized gain on investments, net				51	51
Minimum pension liability (net of taxes of $397)				738	738

Total comprehensive loss					(72,947)

Balances at September 30, 2003	50,092	$203,607	$(195,792)	$(7,718)	$97

Employer contribution to Company’s 401K plan	214	2,262			2,262
Employer contribution to Company’s pension plan	230	2,825			2,825
Exercise of stock options	626	4,162			4,162
Tax benefit from exercise of stock options		991			991
Components of comprehensive income:
Net income			55,880		55,880
Translation adjustment				445	445
Unrealized loss on investments, net				(42)	(42)
Minimum pension liability (net of taxes of $215)				400	400

Total comprehensive income					56,683

Balances at September 30, 2004	51,162	$213,847	$(139,912)	$(6,915)	$67,020

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”), with appropriate elimination of intercompany balances and transactions.

Nature of Business – The Company designs, manufactures and markets capital equipment, packaging materials and test interconnect solutions and services, maintains, repairs and upgrades assembly equipment. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences periodic downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials and test interconnect solutions such as those sold by the Company. Over time, these downturns and slowdowns have also adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

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

Vulnerability to Certain Concentrations - Financial instruments which may subject the Company to concentration of credit risk at September 30, 2004 and 2003 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, packaging materials and test interconnect products to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Write-offs of uncollectible accounts have historically not been significant.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments - Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with SFAS 115, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities are determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also is subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectability of certain receivables. If economic or political conditions were to change in the countries where the Company does business, it could have a significant impact on the results of its operations, and its ability to realize the full value of its accounts receivable.

Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value, except for certain gold inventories on hand that are stated at market value (along with a corresponding liability) in accordance with the terms of our gold supply financing agreement. The Company generally provides reserves for equipment inventory and spare parts and consumable inventories considered to be in excess of eighteen (18) months of forecasted future demand and test interconnect inventory considered to be in excess of 12 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at our customers’ facilities. The Company communicates forecasts of our future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves for the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than its projections, additional inventory reserves may be required. The Company reviews and dispose of excess and obsolete inventory on a regular basis.

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

Long-Lived Assets – The Company’s long-lived assets include property, plant and equipment, goodwill and intangible assets. Effective October 1, 2001, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. In accordance with the provisions of this standard, the Company’s goodwill is no longer amortized. The standard also requires that an impairment test be performed to support the carrying value of goodwill at least annually, and whenever events occur that may impact the carrying value of goodwill. The Company’s goodwill impairment test utilizes discounted cash flows to determine fair value and comparative market multiples to corroborate fair value.

The Company’s intangible assets with determinable lives, which are comprised of customer accounts and complete technology in its test interconnect business segment, will continue to be amortized over their estimated useful life. The Company amortizes these intangible assets on a straight-line basis over the estimated period to be benefited by the intangible assets, which it estimates to be 10 years. The Company manages and values its complete technology in the aggregate as one asset group.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company’s intangible assets and property, plant and equipment are tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. This standard also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Shipping and Handling Revenues and Costs. In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on issue EITF No. 00-10, Accounting for Shipping and Handling Revenues and Costs. The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. The Company adopted the consensus in fiscal 2001, and the impact was not material to its financial position and results of operations.

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

Foreign Currency Translation – The majority of the Company’s business is transacted in U.S. dollars, however, the functional currency of some of the Company’s subsidiaries is their local currency. For the Company subsidiaries that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction gains (losses) were $(900) thousand, $(1.4) million and $120 thousand, for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

Revenue Recognition – The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and it has completed its equipment installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, revenue is recognized based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (K&S factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company does have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

Research and Development – The Company charges all research and development costs associated with the development of new products to expense when incurred.

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

Earnings Per Share - Earnings per share are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share include only the weighted average number of common shares outstanding during the period. Diluted earnings per share include the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period, when such instruments are dilutive.

Extinguishment of Debt - In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In rescinding FASB Statement No. 4 and FASB No. 64, FASB 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria of paragraph 20 of APB 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, the Statement amends SFAS 13 to eliminate an inconsistency between the accounting for sale leaseback transactions and certain lease modifications that have economic effects that are similar to sale leaseback transactions. The Company has adopted this standard and the adoption did not have a material impact on its financial position and results of operations.

Variable Interest Entities - In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effect October 1, 2003, the Company identified a business enterprise that qualifies as a variable interest entity and consolidated the entity into the Company’s financial statements in accordance with the new requirements beginning with the quarter ending December 31, 2003. The impact of this change increased the Company’s assets and liabilities by approximately $6.0 million.

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

The following assumptions were employed to estimate the fair value of stock options granted to employees:

	Fiscal Year Ended September 30,
	2002	2003	2004
Expected dividend yield	—	—	—
Expected stock price volatility	82.95%	84.78%	83.42%
Risk-free interest rate	5.40%	2.89%	3.32%
Expected life (years)	7	5	5

For pro forma purposes, the estimated fair value of the Company’s stock options to employees and directors is amortized over the options’ vesting period. The Company’s pro forma information follows:

	(net loss in thousands)
	Fiscal Year Ended September 30,
	2002	2003	2004
Net income (loss), as reported	$(274,115)	$(76,689)	$55,880

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(17,227)	(8,828)	(11,831)

Pro forma net income (loss)	$(291,342)	$(85,517)	$44,049

Net income (loss) per share:
Basic-as reported	$(5.57)	$(1.54)	$1.10

Basic-pro forma	$(5.92)	$(1.72)	$0.87

Diluted - as reported	$(5.27)	$(1.54)	$0.89

Diluted - pro forma	$(5.92)	$(1.72)	$0.72

Reclassifications - Certain amounts in the Company’s financial statements have been reclassified pursuant to the requirements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long Lived Assets”, to reflect the Company’s Flip Chip business unit as a discontinued operation. The 2003 loss on sale of product lines, as further discussed in Note 4, has been reclassified to be included in the operating expenses section of the consolidated statement of operations, from its prior presentation outside of the operating results.

NOTE 2: DISCONTINUED OPERATIONS

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation (“Delco”) providing for the formation and management of Flip Chip Technologies, LLC (“FCT”). FCT was formed to license related technologies and to provide wafer bumping services on a contract basis. In March 2001, the Company purchased the remaining interest in the joint venture owned by Delco for $5.0 million and included FCT in its Advanced Packaging business segment. FCT was not profitable.

In February 2004, the Company sold the assets of FCT for approximately $3.4 million in cash and notes, the agreement by the buyer to satisfy approximately $5.2 million of the Company’s lease liabilities and the assumption of certain other liabilities. The sale included fixed assets, inventories, and intellectual property of the Company’s flip chip business. The major classes of FCT assets and liabilities sold included: $3.6 million in accounts receivable, $119 thousand in inventory, $2.5 million in property, plant and equipment, $119 thousand in other long term assets, $1.5 million in accounts payable and $1.0 million in accrued liabilities. The Company recorded a net loss on the sale of FCT of $380 thousand. The net sales from FCT in fiscal 2004 were $9.4 million and net loss was $432 thousand. FCT has been recorded as a discontinued operation in these financial statements. The Company also reclassified its prior period financial statements to coincide with the current presentation.

The Company recorded revenue and pre-tax loss associated with FCT of $16.4 million and $22.7 million in fiscal 2003 and $23.1 million and $7.9 million in fiscal 2002. The Company recorded no income tax provision or benefit from the loss at FCT in fiscal 2002, 2003 and 2004.

NOTE 3: RESIZING COSTS

The semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during our fiscal 2001, 2002 and most of 2003. The Company developed formal resizing plans in response to these changes in its business environment with the intent to align its cost structure with anticipated revenue levels. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. The Company documented and committed to these plans to reduce spending that included facility closings/rationalizations and reductions in workforce. The Company recorded the expense associated with these plans in the period that it committed to the plans. Although the Company made every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

The Company recorded resizing charges of $18.8 million in fiscal 2002 and $4.2 million in fiscal 2001. In fiscal 2004, the Company reversed $68 thousand of these resizing charges and in fiscal 2003 it reversed $475 thousand of these resizing charges as the actual severance costs were less than the cost originally estimated.

In addition to the formal resizing costs identified below, the Company continued (and is continuing) to downsize its operations in fiscal 2002, 2003 and 2004. These downsizing efforts resulted in workforce reduction charges of $4.5 million in fiscal 2004, $5.6 million in fiscal 2003 and $5.0 million in fiscal 2002. In contrast to the resizing plans discussed above, these workforce reductions were not related to formal or distinct restructurings, but rather, the normal and recurring management of employment levels in response to business conditions and our ongoing effort to reduce the Company’s cost structure. In addition, during fiscal 2003, if the business conditions were to have improved, the Company was prepared to rehire some of these terminated individuals. These recurring workforce reduction charges were recorded as Selling, General and Administrative expenses.

A table of the charges, reversals and payments of the formal resizing plans initiated in fiscal 2002 appears below:

	(in thousands)
Fiscal 2002 Resizing Plans	Severance and Benefits	Commitments	Total
Provision for resizing plans in fiscal 2002
Continuing operations	9,486	9,282	18,768
Discontinued operations	893		893
Payment of obligations in fiscal 2002	(5,914)	(300)	(6,214)

Balance, September 30, 2002	4,465	8,982	13,447
Change in estimate	(455)	—	(455)
Payment of obligations in fiscal 2003	(3,135)	(3,192)	(6,327)

Balance, September 30, 2003	875	5,790	6,665
Change in estimate	(68)	—	(68)
Payment of obligations	(440)	(2,619)	(3,059)

Balance, September 30, 2004	$367	$3,171	$3,538

The individual resizing plans and acquisition restructuring plans initiated in fiscal 2002 are described below:

Fourth Quarter 2002

In January 1999, the Company acquired the advanced substrate technology of MicroModule Systems, a Cupertino, California company, to enable production of high density substrates. While showing some progress in developing the substrate technology, the business was not profitable and would have required additional capital and operating cash to complete development of the technology. In light of the business downturn that was affecting the semiconductor industry at the time, in the fourth quarter of fiscal 2002, the Company announced that it could not afford to further develop the substrate technology and would close its substrate operations. As a result, the Company recorded a resizing charge of $8.5 million. The resizing charge included a severance charge of $1.2 million for the elimination of 48 positions and lease obligations of $7.3 million. By June 30, 2003, all the positions had been eliminated. The plans have been completed but cash payments for the lease obligations are expected to continue into 2006, or such time as the obligations can be satisfied. In addition to these resizing charges, in the fourth quarter of fiscal 2002, the Company wrote-off $7.3 million of fixed assets and $1.1 million of intangible assets associated with the closure of the substrate operation. This substrate business was included in the Company’s then existing Advanced Packaging business segment.

Third Quarter 2002

As a result of the continuing downturn in the semiconductor industry and the Company’s desire to improve the performance of its test business segment, the Company decided to move towards a 24 hour per-day manufacturing model in its major U.S. wafer test facility, which would provide its customers with faster turn-around time and delivery of orders and economies of scale in manufacturing. As a result, in the third quarter of fiscal 2002, the Company announced a resizing plan to reduce headcount and consolidate manufacturing in its test business segment. As part of this plan, the Company moved manufacturing of wafer test products from its facilities in Gilbert, Arizona and Austin, Texas to its facilities in San Jose, California and Dallas, Texas and from its Kaohsuing, Taiwan facility to its Hsin Chu, Taiwan facility. The resizing plan included a severance charge of $1.6 million for the elimination of 149 positions as a result of the manufacturing consolidation. The resizing plan also included a charge of $0.5 million associated with the closure of the Kaohsuing, Taiwan facility and an Austin, Texas facility representing costs of non-cancelable lease obligations beyond the facility closure and costs required to restore the production facilities to their original state. All of the positions have been eliminated and both facilities have been closed. The plans have been completed but cash payments for the severance, facility and contractual obligations are expected to continue through 2005, or such earlier time as the obligations can be satisfied.

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

The plans have been completed but cash payments for the severance charges are expected to continue into 2005, or such time as the obligations can be satisfied.

NOTE 4: ASSET IMPAIRMENT

In addition to resizing costs (see Note 3), the Company terminated several of its major initiatives in its effort to more closely align its cost structure with expected revenue levels and wrote-down certain assets to their estimated fair market value. As a result, the Company recorded asset impairment charges of $3.3 million in fiscal 2004, $10.5 million ($3.6 in continuing operation and $6.9 million in discontinued operations) in fiscal 2003, and $31.6 million in fiscal 2002.

Fiscal 2004

In fiscal 2004, the Company recorded an asset impairment charge of $3.3 million, $3.2 million of which was due to the write-off of the portion of its complete technology intangible asset (see Note 5 for the Company’s policy on testing its intangible assets for impairment) associated with its PC board fabrication business (which was closed in fiscal 2004) and $110 thousand was associated with the write-down of manufacturing equipment resulting from the closure of a probe card production facility in France.

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

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

The intangible assets that are classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful life. The Company performs its annual impairment test at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company also tests for impairment between its annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its carrying value. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the implied fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the implied fair value. The Company’s intangible assets other than goodwill are tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The Company’s intangible assets are comprised of customer accounts and complete technology in its test interconnect business segment. The Company manages and values its complete technology in the aggregate as one asset group.

In fiscal 2002, the Company reviewed its business and determined that there are five reporting units to be reviewed for impairment in accordance with the standard – the reporting units were: the bonding wire, hub blade, substrate, flip chip and test businesses. The bonding wire and hub blade businesses are included in the Company’s packaging materials segment, the substrate business is included in the Company’s advanced packaging segment and the test business comprises the Company’s test segment and the flip chip business unit is included in discontinued operations. There is no goodwill associated with the Company’s equipment segment. Upon adoption of SFAS 142 in the first quarter of fiscal 2002, the Company completed the required transitional impairment testing of intangible assets, and based upon those analyses, did not identify any impairment charges as a result of adoption of this standard effective October 1, 2001.

Upon adoption of the standard in fiscal 2002, the Company reclassified $17.2 million of intangible assets relating to an acquired workforce in the test reporting unit into goodwill and correspondingly reduced goodwill by $4.9 million for the deferred tax liability established for basis differences of the workforce intangible for income tax and financial reporting purposes. Also in fiscal 2002, the Company reduced goodwill associated with the test reporting unit by $1.5 million reflecting the settlement of a purchase price dispute with the former owners of Probe Technology and increased goodwill associated with its flip chip reporting unit by $96 thousand reflecting an increase in the cost to purchase the former joint venture partner’s equity share.

In fiscal 2001, 2002 and 2003, the semiconductor industry experienced a severe industry downturn. Due to the prolonged nature of the industry downturn, the Company continually recalibrated its businesses and projections of future operating activities. The Company saw an up-tick in its business in the spring of 2002 and at that time believed in was emerging from the effects of an industry down turn. However, this up-tick in business was not sustained and the Company’s business turned back down in the second half of fiscal 2002. By the end of its fiscal 2002, the Company’s recalibrated forecasts of future cash flows from its test, hub blades and substrate reporting units were substantially lower than in the beginning of that fiscal year, which lead to the closing of the substrate business and an associated write-off of all the substrate intangible assets of $1.1 million and goodwill impairment charges in the test business of $72.0 million and in its hub blades business of $2.3 million. Likewise, by the end of fiscal 2003, the Company’s forecast of future cash flows from its flip chip business unit were lower than previous forecasts and resulted in goodwill and assets impairment charges of $5.7 million (included in discontinued operations) and the subsequent sale of the assets of this business. The Company recorded goodwill impairment charges in the period in which its analysis of future business conditions indicated that the reporting unit’s fair value, and the implied value of goodwill, was less than its respective carrying values.

Due to the amount of goodwill associated with the Company’s test reporting unit, the Company retained a third party valuation firm to assist management in estimating the test reporting unit’s fair value at September 30, 2002. The appraisal was based on discounted cash flows of this reporting unit. The estimated fair value was determined using the Company’s weighted average cost of capital. The estimated fair value was then corroborated by comparing the implied multiples applicable to the test reporting unit’s projected earning to “guideline” companies’ forward earnings and based on this it was determined that they were within the range of the “guideline” companies. The fair value of the Company’s test reporting unit at September 30, 2003 was determined in the same manner, however, as it was greater than the carrying value of the reporting unit, there was no goodwill impairment.

The Company also recorded a goodwill impairment charge at September 30, 2002 in its hub blade reporting unit. The Company calculated the fair value of this reporting unit based on the present value of its projected future cashflows. The estimated fair value was determined using the Company’s weighted average cost of capital. The triggering event for this impairment charge was the recalibrated forecasts, in the fourth quarter of fiscal 2002, when the Company first determined that the fair value of the hub blade reporting unit was less than its carrying value.

As mentioned above, in September 2003, the Company recorded a goodwill impairment charge of $5.7 million (included in discontinued operations) at its flip chip business unit. The fair value of this reporting unit was determined using quoted prices from potential purchasers of this reporting unit. The quoted prices were subsequently confirmed upon the sale of the assets of the flip chip reporting unit in February of 2004. The triggering event for this impairment charge was also recalibrated forecasts in the fourth quarter of fiscal 2003, when the Company determined that the fair value of its flip chip reporting unit was less than its current carrying value.

In fiscal 2004, we performed interim goodwill impairment tests during the quarters ended December 31, 2003 and March 31, 2004 due to the existence of an impairment trigger, which was the losses experienced in our test business. Based on these test results and our annual impairment test, no impairment charge was recorded in fiscal 2004. The fair value of the test reporting unit was based on discounted cash flows of our projected future cash flows from this reporting unit, consistent with the methods used in fiscal 2002 and 2003. We also tested our intangible assets for impairment in the March 2004 quarter, as a result of the sale of certain assets of the test operations and recorded an impairment charge of $3.2 million associated with the reporting unit’s purchased technology intangible asset. See Note 4.

The value of goodwill at September 30, 2003 and 2004 was $81.4 million.

The changes in the value of intangible assets from September 30, 2002 to September 30, 2004 appear below:

	(in thousands)
	Customer Accounts	Complete Technology	Total Intangible Assets
Intangible balance at September 30, 2002	$33,563	$41,946	$75,509
Amortization	(4,112)	(5,148)	(9,260)

Intangible balance at September 30, 2003	29,451	36,798	66,249
Impairment charge	—	(3,182)	(3,182)
Amortization	(4,112)	(4,910)	(9,022)

Intangible balance at September 30, 2004	$25,339	$28,706	$54,045

At September 30, 2004 all intangible assets are recorded in the test business segment. The aggregate amortization expense related to these intangible assets for the twelve months ended September 30, 2004 was $9.0 million compared to $9.3 million in fiscal 2003 and $9.9 million in fiscal 2002. The aggregate amortization expense for each of the next five fiscal years is expected to be $8.8 million.

NOTE 6: COMPREHENSIVE LOSS

At September 30, 2004, the components of Accumulated Other Comprehensive Loss, reflected in the Consolidated Balance Sheet, consisted of the following:

	(in thousands)
	September 30,
	2003	2004
Loss from foreign currency translation adjustments	$(961)	$(516)
Unrealized gain (loss) on investments, net of taxes	(1)	(43)
Minimum pension liability, net of tax	(6,756)	(6,356)

Other comprehensive loss	$(7,718)	$(6,915)

NOTE 7: INVESTMENTS

At September 30, 2004 and 2003, no short-term investments were classified as held-to-maturity. Investments, excluding cash equivalents, classified as available-for-sale, consisted of the following at September 30, 2004 and 2003:

	(in thousands)
	September 30, 2003			September 30, 2004
Available-for-sale:	Fair Value	Unrealized Gains/ (Losses)	Cost Basis	Fair Value	Unrealized Gains/ (Losses)	Cost Basis
Government and Corporate debt securities	$4,200	$—	$4,200	$31,883	$(64)	$31,947
Adjustable rate notes	290	—	290	293	—	293

Short-term investments classified as available for sale	$4,490	$—	$4,490	$32,176	$(64)	$32,240

In fiscal 2004, the Company purchased $45.0 million of securities it classified as available-for-sale and sold $17.3 million of available-for-sale securities. In fiscal 2003, the Company purchased $8.6 million of securities it classified as available-for-sale and sold $26.3 million of available-for-sale securities.

NOTE 8: BALANCE SHEET COMPONENTS

Inventories consist of the following:

	(in thousands)
	September 30,
	2003	2004
Raw materials and supplies	$29,654	$45,411
Work in process	11,788	12,350
Finished goods	12,279	13,373

	53,721	71,134
Inventory reserves	(15,815)	(13,117)

	$37,906	$58,017

(1)	To reduce its cost to procure gold, the Company changed its gold supply financing arrangement in June 2004. As a result, gold is no longer treated as consignment goods and is now reflected and included in the Company’s inventory and accounts payable. Accordingly, raw materials inventory at September 30, 2004 includes $11.2 million of gold inventory and accounts payable includes a corresponding liability of $11.2 million. Prior to the June 2004 change in the Company’s gold supply financing arrangement the Company did not reflect gold in its inventory. This accounted for the majority of the increase in raw materials and supplies inventory from September 2003 to September 2004. The Company’s obligation for payment and the price it pays for gold continues to be set at the time and price it ships gold wire to its customers.

Assets held for sale:

In the September 2004 quarter, the Company entered into an agreement to sell land and a building for $11.2 million. Accordingly, the Company reflected the carrying value of the land and building in the amounts of $6.1 million at September 30, 2004 and $6.8 million at September 30, 2003 as assets held for sale.

Property, Plant and Equipment consist of the following:

	(in thousands)
	September 30,
	2003	2004
Land	$161	$1,843
Buildings and building improvements	17,059	11,533
Machinery and equipment	151,674	132,184
Leasehold improvements	14,767	14,736

	183,661	160,296
Accumulated depreciation	(129,222)	(108,862)

	$54,439	$51,434

Accrued expenses consist of the following:

	(in thousands)
	September 30,
	2003	2004
Wages and benefits	$17,537	$21,314
Contractural commitments on closed facilities	5,777	3,045
Severance	3,365	2,326
Customer advances	2,549	2,791
Interest on long term debt	3,155	493
Other	9,502	7,691

	$41,885	$37,660

The Company had restricted cash balances of $3.3 million at September 30, 2004 and $2.8 million at September 30, 2003. These restricted cash balances were used to support letters of credit.

NOTE 9: DEBT OBLIGATIONS

Long term debt at September 30, 2003 and 2004 consisted of the following:

				(in thousands)
Type	Fiscal Year of Maturity	Conversion Price(1)	Rate	Outstanding Balance at September 30,
				2003	2004
Convertible Subordinated Notes	2006	$19.75	5.25%	$125,000	$—
Convertible Subordinated Notes	2007	$22.90	4.75%	175,000	—
Convertible Subordinated Notes	2009	$20.33	0.50%	—	205,000
Convertible Subordinated Notes	2010	$12.84	1.00%	—	65,000
Other(2)				338	5,725

				$300,338	$275,725

(1)	Subject to adjustment.
(2)	Includes a mortgage of $5.5 million held by a limited liability company which the Company began consolidating into its financial statements at December 31, 2003 in accordance with FIN 46.

In the quarter ended December 31, 2003, the Company issued $205 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors. No principal payments are required until maturity on November 30, 2008, the notes bear interest at 0.5% per annum and the notes are convertible into common stock of the Company at $20.33 per share, subject to adjustment for certain events. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year.

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

In the quarter ended June 30, 2004, the Company issued $65 million of 1.0% Convertible Subordinated Notes in a private placement to qualified institutional investors. No principal payments are required until maturity on June 30, 2010, the notes bear interest at 1.0% per annum and the notes are convertible into common stock of the Company at $12.84 per share, subject to adjustment for certain events. The conversion rights of these Notes may be terminated on or after June 30, 2006 if the closing price of the Company’s common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 0.5% Convertible Subordinated Notes. There are no financial covenants associated with the 1.0% notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 30 and December 30 each year.

The Company used the net proceeds from the issuance of the 1.0% Convertible Subordinated Notes along with cash remaining from the issuance of the 0.5% Convertible Subordinated Notes and cash from operations to purchase all of the its 5.25% Convertible Subordinated Notes at a purchase prices between 101.0% and 102.1% of the principal amount of the 5.25% notes. The Company recorded a charge of $4.4 million associated with the purchase of these notes, $2.0 million of which was due to the write-off of unamortized note issuance costs and $2.4 million due to the purchase premium.

NOTE 10: SHAREHOLDERS’ EQUITY

Common Stock

In fiscal 2004, the Company’s common stock increased by $4.2 million reflecting the proceeds from the exercise of employee and director stock options, $991 thousand due to a tax benefit associated with the exercise of the stock options, $2.3 million due to the issuance of common stock as matching contributions to the Company’s 401(k) saving plan, and $2.8 million due to the Company’s contribution of common stock to its pension plan.

Stock Option Plans

The Company has five employee stock option plans (the “Employee Plans”) pursuant to which options have been or may be granted at 100% of the market price of the Company’s Common Stock on the date of grant. Options granted under the Employee Plans are exercisable at such dates as are determined in connection with their issuance, but not later than ten years after the date of grant. No compensation expense has been recognized related to the employee stock based plans.

The following summarizes all employee stock option activity for the three years ended September 30, 2004:

	(Option amounts in thousands)
	September 30,
	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	5,832	$12.16	7,320	$12.92	8,587	$10.57
Granted	2,519	14.64	2,459	3.45	1,929	12.04
Exercised	(160)	9.21	(91)	4.41	(592)	6.84
Terminated or canceled	(871)	13.52	(1,101)	10.48	(1,764)	12.05

Options outstanding at end of period	7,320	12.92	8,587	10.57	8,160	10.90

Options exercisable at end of period	2,922	11.02	4,453	11.84	4,451	11.55

The following table summarizes information concerning currently outstanding and exercisable employee options at September 30, 2004:

(Option amounts in thousands)

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.44 - $3.21	1,409	7.4	$2.95	320	$2.95
$ 3.22 - $6.41	480	2.4	5.48	434	5.48
$ 6.42 - $9.62	663	3.9	6.72	663	6.72
$ 9.63 - $12.03	295	6.8	10.43	256	10.25
$ 12.04 - $16.03	3,819	6.7	13.01	1,816	13.61
$ 16.04 - $19.24	1,482	5.7	16.55	953	16.77
$19.25 $22.44	—	—	—	—	—
$22.45 $28.86	—	—	—	—	—
$28.87 $32.06	12	5.4	32.06	9	32.06

	8,160	6.2	10.90	4,451	11.55

The Company also maintains two stock option plans for non-officer directors (the “Director Plans”) pursuant to which options to purchase shares of the Company’s Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options to purchase 510,000 shares at an average exercise price of $15.19 were outstanding under the Director Plans at September 30, 2004, of which options to purchase 330,500 shares were exercisable. In fiscal 2004, 2003 and 2002, there were 10,000, 8,000 and 6,000 options, respectively, exercised under the Director Plans at an average exercise price of $3.13, $2.75 and $1.69, respectively. No compensation expense has been recognized related to our Director stock based plans.

At September 30, 2004, 12.3 million shares were reserved for issuance and 4.1 million shares were available for grant in connection with the Employee Plans and 920 thousand shares were reserved for issuance and 410 thousand shares were available for grant in connection with a Director Plan.

NOTE 11: EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the three years before retirement. The Company’s funding policy is consistent with the funding requirements of U.S. Federal employee benefit and tax laws. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation.

Detailed information regarding the Company’s defined benefit pension plan is as follows:

	(in thousands)
	Fiscal Year Ended September 30,
	2002	2003	2004
Change in benefit obligation:
Benefit obligations at beginning of year:	$15,359	$17,587	$19,367
Interest cost	1,094	1,122	1,139
Benefit paid	(636)	(678)	(859)
Actuarial (gain) loss	1,770	1,336	20

Benefit obligation at end of year	$17,587	$19,367	$19,667

Change in plan assets:
Fair value of plan assets at beginning of year:	$11,181	$9,084	$12,398
Actual return on plan assets	(1,612)	2,357	953
Employer contributions	151	1,635	2,824
Benefits paid	(636)	(678)	(859)

Fair value of assets at end of year	$9,084	$12,398	$15,316

Reconciliation of funded status:
Funded status	$(8,503)	$(6,968)	$(4,351)
Unrecognized actuarial loss	11,530	10,395	9,780

Net amount recognized at year-end	$3,027	$3,427	$5,429

Amount recognized in the statement of financial position consists of:
Accrued benefit liability	(8,503)	$(6,968)	$(4,351)
Accumulated other comprehensive income/ Unrecognized net loss	11,530	10,395	9,780

Net amount recognized at year-end	$3,027	$3,427	$5,429

Components of net periodic benefit cost:
Interest Cost	1,094	$1,122	$1,140
Expected return on plan assets	(875)	(751)	(1,072)
Recognized actuarial loss	560	865	754

Net periodic benefit cost	$779	$1,236	$822

Weighted-average assumptions as of September 30:
Discount rate	6.50%	6.00%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	*	*	*

*	Not applicable due to the December 31, 1995 benefit freeze

The Company’s pension plan weighted-average asset allocations at September 30, 2004 and 2003 by asset category were as follows:

	Plan Assets at September 30,
Asset Category:	2003	2004

Equity securities (1)	65%	63%
Debt securities	33%	32%
Other	2%	5%

	100%	100%

(1)	Equity securities include Kulicke and Soffa Industries, Inc. Common stock in the amounts of $1,627,500 (13%) and $791,000 (5%) at September 30, 2003 and 2004, respectively.

The Company has adopted an investment policy for its pension plan assets which emphasizes capital appreciation and, secondarily, dividend and interest income. The Company’s primary goal is to grow the pension plan’s assets for the benefit of the pension plan participants and their beneficiaries. To achieve this, the pension plan retains a professional investment advisor and invests pension plan assets in equity and fixed income securities. The Company’s investment policy permits investments in, but not limited to, mutual funds, common stocks, U.S. Government and Agency securities, preferred stock and money market funds and it prohibits investments in, but not limited to, private placements, limited partnerships, venture-Capital Investments and real-estate properties. The company’s investment policy also prohibits short selling and margin transactions. The Company has the following target mixes for these asset classes, which are readjusted quarterly, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level:

Asset Category:	Target Mix(1)

Equity securities	60%
Debt securities	40%

100%

(1)	Actual mix may vary from the target mix due to the holding of temporary cash securities to meet short term plan obligations.

Discount rates are established based on prevailing market rates for high-quality fixed-income instruments that, if the pension benefit obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligations when due. The Company uses long-term historical actual return experiences with consideration to the investment mix of the pension plan’s assets and future estimates of long-term investment returns to develop its expected rate of return assumptions used in calculating the net periodic pension cost.

The Company contributed approximately $2.8 million (based on the market price at the time of contribution) in Company stock to the Plan in Fiscal 2004 and $1.0 million in fiscal 2003. In fiscal 2005, the Company expects to make a contribution of Company common stock of approximately 10% of the market value of assets at the time of the contribution. Employee contributions are neither required nor permitted.

Estimated future benefit payments for each of the next five fiscal years and the next five fiscal years in aggregate are as follows:

Fiscal year ending:
September 30, 2005	$758,049
September 30, 2006	753,520
September 30, 2007	844,873
September 30, 2008	925,777
September 30, 2009	994,252
September 30, 2010 - September 30, 2014	5,495,138

The Company’s foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. On a consolidated basis, pension expense was $1.9 million, $2.5 million and $1.4 million, in fiscal 2004, 2003 and 2002, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan totaled $2.3 million, $2.2 million and $2.5 million in fiscal 2004, 2003 and 2002, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 12: INCOME TAXES

Income (loss) before income taxes consisted of the following:

	(in thousands)
	Fiscal Year Ended September 30,
	2002	2003	2004
United States operations	$(270,008)	$(56,385)	$25,927
Foreign operations	36,393	9,983	38,151

	$(233,615)	$(46,402)	$64,078

The provision (benefit) for income taxes include the following:

	(in thousands)
	Fiscal Year Ended September 30,
	2002	2003	2004
Current:
Federal	$(7,376)	$—	$579
State	20	—	663
Foreign	7,109	7,594	5,678
Deferred:
Federal	32,808	—	574
Foreign	—	—	(108)

	$32,561	$7,594	$7,386

The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

	(in thousands)
	Fiscal Year Ended September 30,
	2002	2003	2004
Computed income tax expense (benefit) based on U.S. statutory rate	$(84,544)	$(24,183)	22,199
Effect of earnings of foreign subsidiaries subject to different tax rates	708	(1,565)	(1,973)
Benefits from Israeli and Singapore Approved Enterprise Zones	(5,890)	706	(4,784)
Tax credit write-offs	12,167	—
Effect of Permanent Items	—	—	(1,237)
Benefits of net operating loss and tax credit carryforwards and change in valuation allowance	65,327	12,059	(11,185)
Non-deductible goodwill impairment and amortization	22,475	—	—
Foreign dividends	24,968	19,600	3,912
Write off of In-Process Research and Development	(343)	—	—
Effect of revisions of permanent items	(2,456)	—	—
State income tax expense	—	—	404
Other, net	149	977	50

	$32,561	$7,594	$7,386

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $54.1 million at September 30, 2004. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings approximating $48.3 million are not considered to be indefinitely reinvested in foreign operations. Accordingly, as of September 30, 2004, deferred tax liabilities of $24.2 million including withholding taxes have been provided.

On October 22, 2004 the U.S. Government passed the American Jobs Creation Act. The Act provides for certain tax benefits including but not limited to the reinvestment of foreign earnings in the United States. The Company is currently evaluating the Act and may or may not benefit from such provisions.

Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities as measured by the current tax rates. The net deferred tax balance is composed of the tax effects of cumulative temporary differences, as follows:

	(in thousands)
	September 30,
	2003	2004
Inventory reserves	$3,343	$3,352
Warranty accrual	339	390
Other accruals and reserves	6,893	8,542
Revenue recognition	125	133

Total short-term deferred tax asset	$10,700	$12,417

Intangible assets	$7,901	$11,091
Domestic tax credit carryforwards	4,847	5,427
Domestic NOL carryforwards	89,811	82,000
Foreign NOL carryforwards	14,435	9,110

	116,994	107,628
Valuation allowance	(100,728)	(97,860)

Total long-term deferred tax asset	$16,266	$9,768

Repatriation of foreign earnings, including foreign withholding taxes	$23,441	$24,230
Depreciable assets	(24)	4,561
Intangible assets	20,845	17,470
Prepaid expenses and other	3,406	482

Total long-term deferred tax liability	$47,668	$46,743

Net long-term deferred liability	$31,402	$36,975

The Company has U.S. net operating loss carryforwards, state net operating loss carryforwards, and tax credit carryforwards of approximately $186.4 million, $290.1 million, and $5.4 million, respectively, that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in 2009 through 2023.

In the fourth quarter of fiscal 2002, as part of the income tax provision for the period, the Company recorded a charge of $65.3 million for the establishment of a valuation allowance against its deferred tax asset consisting primarily of U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. No tax benefits were recorded in respect of U.S. net operating losses incurred during fiscal 2003. The Company established a valuation allowance of $12.1 million in fiscal 2003 against U.S and foreign net operating losses. In fiscal 2004, the Company reversed the portion of its valuation allowance that was equal to U.S. taxable income. While the Company utilized approximately $11.2 million of its deferred tax asset relating to U.S. operating loss carryforwards in fiscal 2004, the Company has concluded that the current year positive evidence does not outweigh the negative evidence of recent losses. Until the Company utilizes its remaining U.S. operating loss carryforwards or is reasonably assured of future utilization of the loss carryforwards, its income tax provision will reflect foreign taxation, state taxes and U.S. alternative minimum tax.

The Company also has generated losses in certain foreign jurisdictions totaling approximately $25.4 million. Similar to the situation with the U.S. NOL’s, realization of the benefit associated with these foreign loss carryforwards cannot be assured and a full valuation allowance has been provided against the deferred tax assets associated with these carryforwards.

As a result of committing to certain capital investments and employment levels, income from operations in China, Singapore and Israel are subject to reduced tax rates, and in some cases are wholly exempt from taxes.

In China, we expect to benefit from a 100% tax holiday for five years commencing in the first year in which the Company earns taxable income and then a 50% tax holiday for an additional five years. In addition, the company is also benefiting from a 100% perpetual tax holiday in its local jurisdiction. In connection with certain Singapore operations, we expect to benefit from a 100% tax holiday for 10 years effective February 1, 2000. In Israel, we expect to benefit from a reduced tax rate of 10% through fiscal 2008. As a result of these tax holidays, the Company has received tax benefits of approximately $10 million from fiscal 2002 through fiscal 2004.

NOTE 13: SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

The Company operates primarily in three industry segments: equipment, packaging materials, and test interconnect solutions. The equipment business segment designs, manufactures and markets capital equipment and related spare parts for use in the semiconductor assembly process. The equipment segment also services, maintains, repairs and upgrades assembly equipment. The packaging materials business segment designs, manufactures and markets consumable packaging materials for use on the equipment the Company markets as well as on competitors’ equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company’s capital equipment. The test interconnect business segment was established in fiscal 2001, following the acquisitions of Cerprobe and Probe Tech. The business provides a broad range of products used to test semiconductors during wafer fabrication and after they have been assembled and packaged.

The table below presents information about reported segments:

	(in thousands)
Fiscal Year Ended September 30, 2004	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate, Other and Eliminations	Consolidated
Net revenue	$361,244	$234,690	$121,877	$—	$717,811
Cost of sales	208,862	182,658	95,286	—	486,806

Gross profit	152,382	52,032	26,591	—	231,005
Operating costs	59,071	22,171	44,899	18,717	144,858
Resizing	—	—	—	(68)	(68)
Asset impairment	—	—	3,293	—	3,293
Gain on sale of assets	—	(229)	(85)	(709)	(1,023)

Income (loss) from operations	$93,311	$30,090	$(21,516)	$(17,940)	$83,945

Segment Assets	$87,771	$122,106	$163,197	$114,618	$487,692
Captial Expenditures	3,583	2,974	3,556	3,292	13,405
Depreciation expense	5,404	3,239	7,476	3,663	19,782

	(in thousands)
Fiscal Year Ended September 30, 2003	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate, Other and Eliminations	Consolidated
Net revenue	$198,447	$174,471	$104,882	$135	$477,935
Cost of sales	129,092	132,779	87,856	—	349,727

Gross profit	69,355	41,692	17,026	135	128,208
Operating costs	67,490	25,408	41,223	15,587	149,708
Resizing	(175)	(20)	(103)	(177)	(475)
Asset impairment	17	385	3,098	129	3,629
Loss on sale of product line	4,346	911	—	—	5,257

Income (loss) from operations	$(2,323)	$15,008	$(27,192)	$(15,404)	$(29,911)

Segment Assets	$86,650	$94,466	$166,467	$95,278	$442,861
Captial Expenditures	1,433	4,604	4,067	871	10,975
Depreciation expense	7,797	5,879	9,038	4,045	26,759

Fiscal Year Ended September 30, 2002	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate, Other and Eliminations	Consolidated
Net revenue	$169,469	$157,176	$114,698	$222	$441,565
Cost of sales	142,965	118,080	79,686	14	340,745

Gross profit	26,504	39,096	35,012	208	100,820
Operating costs	85,020	27,242	52,117	32,468	196,847
Resizing	4,781	167	4,715	9,105	18,768
Asset impairment	2,165	2,874	1,245	25,310	31,594
Goodwill impairment	—	2,295	72,000		74,295

Income (loss) from operations	$(65,462)	$6,518	$(95,065)	$(66,675)	$(220,684)

Segment Assets	$119,831	$87,689	$175,480	$155,682	$538,682
Captial Expenditures	5,237	6,020	1,452	7,676	20,385
Depreciation expense	8,898	5,564	10,210	7,671	32,343

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

The Company’s market for its products is worldwide. The table below presents destination sales to unaffiliated customers and long-lived assets by country:

	(in thousands)
Fiscal year ended September 30, 2004	Destination Sales	Long-Lived Assets(1)
Taiwan	$181,374	$1,505
United States	100,657	167,077
Malaysia	91,323	9
Korea	70,790	26
Singapore	70,453	8,619
China	36,612	5,065
Japan	35,190	264
Hong Kong	23,117	12
Philippines	21,086	7
Israel	1,553	7,055
All other	85,656	3,352

	$717,811	$192,991

Fiscal year ended September 30, 2003	Destination Sales	Long-Lived Assets(1)
Taiwan	97,378	1,823
United States	$94,790	$181,589
Malaysia	59,641	9
Singapore	46,389	9,066
Korea	40,933	5
Japan	24,107	497
Philippines	19,870	2
Hong Kong	15,060	23
China	13,296	4,765
Israel	2,641	7,316
All other	63,830	3,832

	$477,935	$208,927

Fiscal year ended September 30, 2002	Destination Sales	Long-Lived Assets(1)
United States	$115,133	$221,624
Taiwan	110,962	2,198
Malaysia	45,923	31
Singapore	40,389	11,366
Korea	17,846	10
Japan	17,294	846
Philippines	15,167	16
Hong Kong	11,222	40
Israel	3,135	11,054
All other	64,494	5,173

	$441,565	$252,358

(1)	Goodwill, Intangible Assets and Property, Plant and Equipment, net.

NOTE 14: OTHER FINANCIAL DATA

In fiscal 2004, the Company recorded in Selling General and Administrative expenses a variable expense of $10.3 million for incentive compensation. The Company recorded no incentive compensation expense in fiscal 2003 or 2002. Maintenance and repairs expense totaled $3.7 million, $3.6 million and $4.2 million for fiscal 2004, 2003 and 2002, respectively. Warranty and retrofit expense was $3.1 million, $2.5 million and $3.4 million for fiscal 2004, 2003 and 2002, respectively. Rent expense for fiscal 2004, 2003 and 2002 was $7.6 million, $11.2 million and $11.6 million, respectively.

The Company recorded other income of $2.0 million in fiscal 2002 as the result of a cash settlement of an insurance claim associated with a fire in the Company’s expendable tool facility.

NOTE 15: EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. In the fiscal 2004, $5.2 million of after-tax interest expense, related to the convertible subordinated notes, was added to the Company’s net income to determine the numerator for the diluted earnings per share calculation. In fiscal 2002 and 2003, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect due to the Company’s net loss position.

A reconciliation of weighted average shares outstanding – basic to the weighted average shares outstanding-diluted appears below:

	(shares in thousands)
	Fiscal Year Ended September 30,
	2002	2003	2004
Weighted average shares outstanding - Basic	49,217	49,695	50,746
Potentially dilutive securities:
Stock options	*	*	1,418
1 % Convertible subordinated notes	NA	NA	1,286
1/2% Convertible subordinated notes	NA	NA	8,509
5 1/4% Convertible subordinated notes	*	*	4,806
4 3/4% Convertible subordinated notes	*	*	1,817

Weighted average shares outstanding - Diluted	49,217	49,695	68,582

*	Due to the Company’s net loss in fiscal 2002 and 2003, potentially dilutive securities were deemed to be anti-dilutive for the periods. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) for fiscal 2002 and 2003 was 15.2 million and 14.9 million, respectively.

NOTE 16: GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs, a facility lease, a customs bond and its wire subsidiary has issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by the assets of the Company’s wire manufacturing subsidiary and contains restrictions on that subsidiary’s net worth, ratio of total liabilities to net worth, ratio of EBITDA to interest expense and ratio of current assets to current liabilities.

The table below identifies the guarantees under the standby letters of credit as of September 30, 2004:

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2006	$17,000
Security deposit for payment of employee health benefits	Expires June 2005	1,710
Security deposit for payment of employee worker compensation benefits	Expires July and October 2005	984
Security deposit for a facility lease	Expires July 2005	300
Security deposit for customs bond	Expires July 2005	100

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

The table below details the activity related to the Company’s reserve for product warranties which is included in accrued expenses in the balance sheet at September 30, 2004:

	(in thousands)
	September 30,
	2003	2004
Reserve for product warranty at beginning of year	$837	$1,008
Provision for product warranty	2,477	3,092
Product warranty	(2,306)	(3,144)

Reserve for product warranty at end of year	$1,008	$956

Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion have varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet, as of September 30, 2004 was $40.1 million. If business conditions were to change and the Company was unable to cancel purchase commitments without penalty or payment its financial condition and operating results could be adversely affected.

In September 2004, the tax authority in Singapore notified the Company that it believes Goods and Services Tax (“GST”) in the amount of $3.3 million is owed on the return of gold scrap to the Company’s former gold supplier over the period from 1998 to 2004. The Company does not agree with this assessment and has filed an objection. In event the Company is unsuccessful in its appeal, the Company believes it will recover the cost from its former gold supplier. Considering these intentions, no accrual for this contingency has been included in the Company’s financial statements. The Company believes that resolution of this matter may take two to three years.

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2012. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows: $8.6 million in fiscal 2005; $5.8 million in fiscal 2006; $3.8 million in fiscal 2007; $2.8 million in fiscal 2008; $2.5 million in 2009 and $10.6 million thereafter.

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

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In fiscal 2004 and 2003, sales to Advanced Semiconductor Engineering accounted for 17% and 13%, respectively, of the Company’s net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2004 and 2003, Advanced Semiconductor Engineering accounted for 16% and 10%, respectively, of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2004 and 2003. The reduction or loss of orders from a significant customer could adversely affect the Company’s business, financial condition, operating results and cash flows.

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

NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Financial information pertaining to quarterly results of operations follows:

	(in thousands, except per share amounts )
Fiscal Year ended September 30, 2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$153,869	$221,771	$194,628	$147,543	$717,811
Gross profit	47,362	76,534	65,072	42,037	231,005

Income from operations(1)(2)	12,155	34,409	29,299	8,082	83,945

Income from operations before income taxes	1,778	31,662	25,558	5,080	64,078
Provision for income tax	1,350	1,410	2,877	1,749	7,386
Income (loss) from discontinued FCT operations, net of tax	319	(751)	—	—	(432)
Loss on sale of FCT operations	—	(380)	—	—	(380)

Net income	$747	$29,121	$22,681	$3,331	$55,880

Net income per share:
Basic	$0.01	$0.58	$0.45	$0.07	$1.10
Diluted	$0.01	$0.44	$0.35	$0.05	$0.89

Fiscal Year ended September 30, 2003:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$107,259	$122,280	$123,782	$124,614	$477,935
Gross profit	28,637	34,231	32,103	33,237	128,208

Loss from operations(1)(2)	(9,696)	(8,079)	(4,105)	(8,031)	(29,911)

Loss from operations before income taxes	(13,705)	(12,314)	(8,279)	(12,104)	(46,402)
Provision (benefit) for income tax	1,026	3,318	1,350	1,900	7,594
Loss from discontinued operations, net of tax	(2,924)	(3,659)	(1,723)	(14,387)	(22,693)

Net loss	$(17,655)	$(19,291)	$(11,352)	$(28,391)	$(76,689)

Net loss per share:
Basic	$(0.36)	$(0.39)	$(0.23)	$(0.57)	$(1.54)
Diluted	$(0.36)	$(0.39)	$(0.23)	$(0.57)	$(1.54)

(1)	Represents net sales less costs and expenses but before net interest expense and other income.
(2)	Results for fiscal 2004 include: a reversal of prior year resizing charges in the second quarter of $68 thousand (See Note 3); asset impairment charge(reversal) in the second quarter of $3.3 million (See Note 4); severance associated with workforce reductions in our continuing businesses in the first, second, and fourth quarters of $600 thousand, $3.3 million, and $700 thousand, respectively; and inventory write-downs in the second quarter of $1.5 million.

Results for fiscal 2003 include: a reversal of prior year resizing charges in the first and fourth quarters of $205 thousand and $270 thousand, respectively (See Note 3); asset impairment charges(reversals) in the first, second, third and fourth quarters of $(121) thousand, $1.7 million, $1.2 million and $830 thousand, respectively (See Note 4); severance associated with workforce reductions in our continuing businesses in the first, second, third and fourth quarters of $1.6 million, $2.6 million, $1.0 million and $400 thousand, respectively; and inventory write-downs in the second, third and fourth quarters of $1.0 million, $3.2 million and $900 thousand, respectively; and a loss on the sale of product lines of $5.3 million.

NOTE 18: SUBSEQUENT EVENT (unaudited)

Sales of land and building:

On November 16, 2004, the Company sold land and a building for $11.2 million. This sale will result in a pre-tax gain of approximately $4.6 million, which will be amortized over the eighteen month life of a new lease the Company signed to occupy the sold facility. Future lease payments of $1.2 million and $0.6 million are expected to be made in fiscal 2005 and 2006, respectively, for an aggregate of $1.8 million.

Scotland	test facility:

On November 30, 2004, the Company announced to the employees of its East Kilbride, Scotland test facility (“Facility”) that the Company is considering closing the Facility. For competitive reasons, the Company has been reducing its manufacturing capacity in the U.S. and Europe for several years, while expanding its manufacturing in Asia.

Local labor laws and regulations provide for discussions between the Company and employee representatives at the Facility within the next six weeks in order to explore alternatives to closure. The Company has not finally determined to close the Facility but, if the Facility is closed, the Company expects to incur a charge related to severance costs for approximately 38 employees and asset impairments.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2004, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to allow management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls

There was not any change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by Item 401 of Regulation S-K with respect to the directors will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2005 Annual Meeting, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K with respect to executive officers appears at the end of Part I, Item 1 of this report under the heading “Executive Officers of the Company.” The other information required by Item 401 of Regulation S-K will appear under the heading “ADDITIONAL INFORMATION—Board Matters” in the Company’s Proxy Statement for the 2005 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2005 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “OTHER MATTERS” in the Company’s Proxy Statement for the 2005 Annual Meeting, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

The information required hereunder will appear under the headings “ADDITIONAL INFORMATION,” “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “PERFORMANCE GRAPH” in the Company’s Proxy Statement for the 2005 Annual Meeting, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required hereunder concerning security ownership of certain beneficial owners will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2005 Annual Meeting, which information is incorporated herein by reference. The information required hereunder concerning security ownership of management will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2005 Annual Meeting, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of September 30, 2004:

	(share amounts in thousands)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,281	$11.54	3,662
Equity compensation plans not approved by security holders	1,389	$9.11	865

Total	8,670	$11.15	4,527

The Company’s 1999 Nonqualified Employee Stock Option Plan (the “1999 Plan”) is the only equity compensation plan of the Company not approved by shareholders. This plan was approved by the Board of Directors on September 28, 1999 and only employees of the Company and its subsidiaries who are not directors or officers are eligible to receive options. The Management Development and Compensation Committee of the Board administers the plan. The exercise price of options granted under the 1999 Plan is equal to 100% of the fair market value of the Company’s Common Shares on the date of grant. Options granted under the 1999 Plan are exercisable at such dates as are determined in connection with their issuance, but not later than ten years after the date of grant.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required hereunder will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2005 Annual Meeting, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2005 Annual Meeting, which information is incorporated herein by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:

(2)	Financial Statement Schedules:

II - Valuation and Qualifying Accounts	89

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

EXHIBIT NUMBER	ITEM
2(i)	Agreement and Plan of Merger, dated as of October 11, 2000, by and among Kulicke and Soffa Industries, Inc., Cardinal Merger Sub., Inc. and Cerprobe Corporation is incorporated herein by reference from Exhibit D(1) to the Company’s Form TO filed on October 25, 2000.

2(ii)	Asset Purchase Agreement, dated as of February 6, 2004, between Flip Chip International, LLC and Flip Chip Technologies, LLC, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, is incorporated herein by reference.

3(i)	The Company’s Form of Amended and Restated Articles of Incorporation dated June 14, 2002, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by reference.

3(ii)	The Company’s By-Laws, as amended and restated on June 26, 1990, filed as Exhibit 3.(ii) to the Company’s Form 8-A12G/A dated September 11, 1995, SEC file No. 000-00121, are incorporated herein by reference.

4(i)	Specimen Common Share Certificate of Kulicke and Soffa Industries, Inc., filed as Exhibit 4 to the Company’s Form 8-A12G/A dated September 11, 1995, SEC file number 000-00121, is incorporated herein by reference.

4(ii)	Indenture dated as of November 26, 2003 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iii)	Registration Rights Agreement dated as of November 26, 2003, between the Company and Deutsche Bank Securities Inc. as Initial Purchaser, filed as Exhibit 4.2 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iv)	Indenture dated as of June 30, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

4(v)	Registration Rights Agreement dated as of June 30, 2004, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

10(i)	The Company’s 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ii)	The Company’s 1988 Non-Qualified Stock Option Plan for Non-Officer Directors (as amended and restated effective February 9, 1999), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10(iii)	The Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(iv)	2004 Israeli Addendum to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iv) to the Company’s Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(v)	The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(vi)	The Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(vii)	2004 Israeli Addendum to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(vii) to the Company’s Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(viii)	The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ix)	2004 Israeli Addendum to the Company’s 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(x)	Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2(a) - 30 months), and Messrs. Carson, Jacobi, Lendner, Salmons, Sawachi, Belani, Griffing, Chylak, Cristallo, Torton, Amweg, Anderson, Hartigan, Mak, Rheault, Perchick and Beatson (Section 2(a) - 18 months), filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, is incorporated herein by reference.*

10(xi)	The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(xii)	2004 Israeli Addendum to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xii) to the Company’s Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(xiii)	The Company’s Officer Incentive Compensation Plan, effective October 1, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, is incorporated herein by reference.*

10(xiv)	First Amendment to the Company’s Officer Incentive Compensation Plan, effective October 1, 2003, filed as Exhibit 10(x) to the Company’s Registration Statement on Form S-1 filed September 30, 2004 is incorporated herein by reference.*

10(xv)(1)	Sale and Buyback of Fine Metal Agreement dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD and AGR Matthey, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by reference(1).

10(xvi)	Guarantee Issuance Facility Agreement dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD, Natexis Banques Populaires, Singapore Branch and Arab Bank plc, Singapore Branch, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10(xvii)	Debenture, incorporating Fixed and Floating Charges and Assignment of Insurances dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD and Natexis Banques Populaires, Singapore Branch, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10(xviii)	Agreement to Sell and Purchase Real Estate, dated August 25, 2004, as amended on September 15, 2004, between the Company and Good Mac Realty Partners, L.P., filed as Exhibit 10(xiv) to the Company’s Registration on Form S-1 filed September 30, 2004, is incorporated herein by reference.

21	Subsidiaries of the Company, filed as Exhibit 21 to the Company’s Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a Management Contract or Compensatory Plan.
(1)	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the U.S. Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.

KULICKE AND SOFFA INDUSTRIES, INC.

Schedule II-Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of period	Charged to costs and expenses		Other Additions (describe)		Deductions (describe)		Balance at end of period
Year ended September 30, 2002
Allowance for doubtful accounts	$6,242	$158		$—		$367	(1)	$6,033

Inventory reserve	$29,109	$14,362		$—		$18,624	(2)	$24,847

Valuation allowance for deferred taxes	$20,724	$66,025	(3)	$—		$—		$86,749

Year ended September 30, 2003
Allowance for doubtful accounts	$6,033	$519		$—		$623	(1)	$5,929

Inventory reserve	$24,847	$3,490		$(2,930	)(4)	$9,592	(2)	$15,815

Valuation allowance for deferred taxes	$86,749	$13,979	(3)	$—		$—		$100,728

Year ended September 30, 2004
Allowance for doubtful accounts	$5,929	$(850)		$—		$1,433	(1)	$3,646

Inventory reserve	$15,815	$3,566		$—		$6,264	(2)	$13,117

Valuation allowance for deferred taxes	$100,728	$(11,185	)(5)	$8,317	(6)	$—		$97,860

(1)	Bad debts written off.
(2)	Disposal of excess and obsolete inventory.
(3)	Reflects the increase in the valuation allowance associated with the Company’s U.S. net operating losses and tax credit carryforwards.
(4)	Reflects the sales of the assets of the Company’s sawing and hub blades products lines.
(5)	Reflects the decrease in the valuation allowance associated with the Company’s U.S. net operating losses.
(6)	Reflects adjustment of cumulative timing differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ C. SCOTT KULICKE
C. Scott Kulicke
Chairman of the Board and
Chief Executive Officer

Dated: December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. SCOTT KULICKE C. Scott Kulicke (Principal Executive Officer)	Chairman of the Board and Director	December 14, 2004

/s/ MAURICE E.CARSON Maurice E. Carson (Principal Financial and Accounting Officer)	Vice President and Chief Financial Officer	December 14, 2004

/s/ BRIAN R. BACHMAN Brian R. Bachman	Director	December 14, 2004

/s/ PHILIP V. GERDINE Philip V. Gerdine	Director	December 14, 2004

/s/ JOHN A. O’STEEN John A. O’Steen	Director	December 14, 2004

/s/ ALLISON F. PAGE Allison F. Page	Director	December 14, 2004

/s/ MACDONELL ROEHM, JR. MacDonell Roehm, Jr.	Director	December 14, 2004

/s/ BARRY WAITE Barry Waite	Director	December 14, 2004

/s/ C. WILLIAM ZADEL C. William Zadel	Director	December 14, 2004

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
2(i)	Agreement and Plan of Merger, dated as of October 11, 2000, by and among Kulicke and Soffa Industries, Inc., Cardinal Merger Sub., Inc. and Cerprobe Corporation is incorporated herein by reference from Exhibit D(1) to the Company’s Form TO filed on October 25, 2000.

2(ii)	Asset Purchase Agreement, dated as of February 6, 2004, between Flip Chip International, LLC and Flip Chip Technologies, LLC, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, is incorporated herein by reference.

3(i)	The Company’s Form of Amended and Restated Articles of Incorporation dated June 14, 2002, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by reference.

3(ii)	The Company’s By-Laws, as amended and restated on June 26, 1990, filed as Exhibit 3.(ii) to the Company’s Form 8-A12G/A dated September 11, 1995, SEC file No. 000-00121, are incorporated herein by reference.

4(i)	Specimen Common Share Certificate of Kulicke and Soffa Industries, Inc., filed as Exhibit 4 to the Company’s Form 8-A12G/A dated September 11, 1995, SEC file number 000-00121, is incorporated herein by reference.

4(ii)	Indenture dated as of November 26, 2003 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iii)	Registration Rights Agreement dated as of November 26, 2003, between the Company and Deutsche Bank Securities Inc. as Initial Purchaser, filed as Exhibit 4.2 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iv)	Indenture dated as of June 30, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

4(v)	Registration Rights Agreement dated as of June 30, 2004, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

10(i)	The Company’s 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ii)	The Company’s 1988 Non-Qualified Stock Option Plan for Non-Officer Directors (as amended and restated effective February 9, 1999), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10(iii)	The Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(iv)	2004 Israeli Addendum to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iv) to the Company’s Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(v)	The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(vi)	The Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(vii)	2004 Israeli Addendum to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(vii) to the Company’s Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(viii)	The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ix)	2004 Israeli Addendum to the Company’s 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(x)	Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2(a) - 30 months), and Messrs. Carson, Jacobi, Lendner, Salmons, Sawachi, Belani, Griffing, Chylak, Cristallo, Torton, Amweg, Anderson, Hartigan, Mak, Rheault, Perchick and Beatson (Section 2(a) - 18 months), filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, is incorporated herein by reference.*

10(xi)	The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(xii)	2004 Israeli Addendum to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xii) to the Company’s Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(xiii)	The Company’s Officer Incentive Compensation Plan, effective October 1, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, is incorporated herein by reference.*

10(xiv)	First Amendment to the Company’s Officer Incentive Compensation Plan, effective October 1, 2003, filed as Exhibit 10(x) to the Company’s Registration Statement on Form S-1 filed September 30, 2004 is incorporated herein by reference.*

10(xv)(1)	Sale and Buyback of Fine Metal Agreement dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD and AGR Matthey, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by reference (1).

10(xvi)	Guarantee Issuance Facility Agreement dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD, Natexis Banques Populaires, Singapore Branch and Arab Bank plc, Singapore Branch, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10(xvii)	Debenture, incorporating Fixed and Floating Charges and Assignment of Insurances dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD and Natexis Banques Populaires, Singapore Branch, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10(xviii)	Agreement to Sell and Purchase Real Estate, dated August 25, 2004, as amended on September 15, 2004, between the Company and Good Mac Realty Partners, L.P., filed as Exhibit 10(xiv) to the Company’s Registration on Form S-1 filed September 30, 2004, is incorporated herein by reference.

21	Subsidiaries of the Company, filed as Post-Effective Amendment No. 4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a Management Contract or Compensatory Plan.
(1)	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the U.S. Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.