Form 10-Q
period 2004-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2005-02-09
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of January 27, 2005, there were 51,416,416 shares of the Registrant’s Common Stock, without par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

December 31, 2004

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	(Unaudited) December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,333	$82,431
Restricted cash	3,257	3,497
Short-term investments	32,176	24,989
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/04 - $3,646; 12/31/04 - $3,346)	110,718	91,454
Inventories, net	58,017	57,856
Assets held for sale	6,072	—
Prepaid expenses and other current assets	10,310	14,137
Deferred income taxes	12,417	12,250

TOTAL CURRENT ASSETS	293,300	286,614

Property, plant and equipment, net	51,434	44,674
Intangible assets, (net of accumulated amortization: 9/30/04 - $35,209; 12/31/04 - $37,465)	54,045	52,789
Goodwill	81,440	81,440
Other assets	7,463	7,222

TOTAL ASSETS	$487,682	$472,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long term debt	$202	$42
Accounts payable	50,002	43,400
Accrued expenses	37,660	34,944
Income taxes payable	11,986	13,051

TOTAL CURRENT LIABILITIES	99,850	91,437

Long term debt	275,725	270,602
Other liabilities	8,112	9,333
Deferred taxes	36,975	37,567

TOTAL LIABILITIES	420,662	408,939

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Common stock, without par value	213,847	214,960
Retained deficit	(139,912)	(147,103)
Accumulated other comprehensive loss	(6,915)	(4,057)

TOTAL SHAREHOLDERS’ EQUITY	67,020	63,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$487,682	$472,739

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2003	2004
Net revenue	$153,869	$116,321

Cost of sales	106,507	89,943

Gross profit	47,362	26,378

Selling, general and administrative	24,716	22,073
Research and development, net	8,176	8,878
Gain on sale of assets	—	(1,875)
Amortization of intangible assets	2,315	2,194

Operating expense	35,207	31,270

Income (loss) from operations	12,155	(4,892)

Interest income	204	449
Interest expense	(4,429)	(846)
Charge on early extinguishment of debt	(6,152)	—

Income (loss) from continuing operations before income tax	1,778	(5,289)

Provision for income taxes	1,350	1,902

Income (loss) from continuing operations	428	(7,191)

Income from discontinued FCT operations	319	—

Net income (loss)	$747	$(7,191)

Income (loss) per share from continuing operations:
Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

Loss per share from discontinued operations:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net income (loss) per share:
Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

Weighted average shares outstanding:
Basic	50,392	51,237
Diluted	56,932	51,237

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$747	$(7,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,351	7,012
Gain on sale of assets	—	(1,875)
Charge on early extinguishment of debt	6,152	—
Changes in components of working capital:
Accounts receivable	(25,648)	20,729
Inventory	(2,401)	127
Prepaid expenses and other assets	(544)	(4,203)
Accounts payable and accrued expenses	19,668	(12,614)
Taxes payable	684	1,108
Other, net	1,723	1,872

Net cash provided by operating activities	8,732	4,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	4,200	11,710
Purchase of investments classified as available for sale	(7,624)	(4,514)
Purchases of property, plant and equipment	(2,928)	(2,978)
Proceeds from sale of assets	—	11,831

Net cash provided by (used in) investing activities	(6,352)	16,049

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,001	438
Changes in restricted cash	(421)	(240)
Net proceeds from issuance of 0.5% convertible subordinated notes	199,736	—
Purchase of 4.75% convertible subordinate notes	(178,563)	—
Payments on borrowings, including capitalized leases	(61)	(9)

Net cash provided by financing activities	23,692	189

Effect of exchange rate changes on cash and cash equivalents	—	895

Changes in cash and cash equivalents	26,072	22,098
Cash and cash equivalents at beginning of period	65,725	60,333

Cash and cash equivalents at end of period	$91,797	$82,431

CASH PAID DURING THE PERIOD FOR:
Interest	$4,427	$848
Income taxes	$355	$1,185

The accompanying notes are an integral part of these consolidated financial statements

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at December 31, 2004, the results of its operations for the three month periods ended December 31, 2003 and 2004, and its cash flows for the three month periods ended December 31, 2003 and 2004. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In February 2004, the Company sold the remaining assets of its advanced packaging technology segment, which consisted solely of the flip chip business unit which licensed flip chip technology and provided flip chip bumping and wafer level packaging services. As a result, we have reflected the flip chip business unit as a discontinued operation and do not include the results of its operations in our revenues and expenses from continuing operations as reported in our financial statements and this discussion of our results of operations.

During the three months ended December 31, 2004, the Company sold the land and building held through the variable interest entity that was previously consolidated into the Company’s financial statements. The impact of this sale decreased assets and liabilities by approximately $5.8 million and $5.5 million, as of December 31, 2004.

Certain amounts in the Company’s prior fiscal year financial statements have been reclassified to conform to their presentation in the current fiscal year.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment of ARB 43, chapter 4 (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The effective date for this standard is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing each of the three transition methods offered by FAS 123R and believes adoption of FAS 123R will have a material impact on its consolidated financial statements, regardless of the method selected.

NOTE 3 – ACCOUNTING FOR STOCK-BASED COMPENSATION

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

At December 31, 2004, the Company had five stock-based employee compensation plans and two director compensation plans. No stock-based employee or director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earning (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	(in thousands)
	Three months ended December 31,
	2003	2004
Net income (loss), as reported	$747	$(7,191)

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,608)	(5,476)

Pro forma net loss	$(1,861)	$(12,667)

Net income (loss) per share:
Basic-as reported	$0.01	$(0.14)

Basic-pro forma	$(0.04)	$(0.25)

Dilued - as reported	$0.01	$(0.14)

Diluted - pro forma	$(0.04)	$(0.25)

NOTE 4 - GOODWILL AND OTHER INTANGIBLES

The Company’s goodwill and intangible assets relate to two reporting units. The reporting units are the bonding wire, which is included in the Company’s Packaging Materials segment, and test businesses, which comprise the Company’s Test segment.

The intangible assets that are classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful life. The Company performs its annual impairment test at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company also tests for impairment between its annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its carrying value. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the implied fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the implied fair value. The Company’s intangible assets other than goodwill are tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The Company’s intangible assets in its Test business segment are comprised of customer accounts and complete technology. The Company manages and values its complete technology in the aggregate as one asset group.

During the three months ended December 31, 2004 and 2003, the Company performed interim impairment tests on our Test segment goodwill due to the existence of an impairment trigger, which was the losses experienced in our test business during these same periods. Based on these test results, no impairment charges were recorded during each of these periods. The fair value of the Test segment was based on discounted cash flows of our projected future cash flows from this segment, consistent with the methods used in past periods. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company also tested our intangible assets for impairment during these same quarters. Based on these test results, no impairment charges were recorded during each of these periods. The fair value of the intangible assets were based on projected future undiscounted cash flows.

The recorded value of goodwill at September 30, 2004 and December 31, 2004, was $81.4 million.

The changes in the carrying value of the Company’s identifiable intangible assets for the Test business segment from September 30, 2004 and December 31, 2004 appear below:

	(in thousands)
	Customer Accounts	Technology	Total Intangible Assets
Net intangible balance at September 30, 2004	$25,339	$28,706	$54,045

Additions	—	1,000	1,000
Amortization	(1,028)	(1,228)	(2,256)

Total	(1,028)	(228)	(1,256)

Net intangible balance at December 31, 2004	$24,311	$28,478	$52,789

The $1.0 million increase in the Test segment’s Technology intangible assets was for a technology license to be used in the development of new products. The aggregate amortization expense related to these intangible assets for the three months ended December 31, 2003 was $2.3 million and for the three months ended December 31, 2004 was $2.2 million. The annual amortization expense related to these intangible assets for each of the next five fiscal years is expected to be approximately $9.0 million.

NOTE 5 - INVENTORIES

Inventories consist of the following:

	(in thousands)
	September 30, 2004	December 31, 2004
Raw materials and supplies	$45,411	$50,022
Work in process	12,350	9,534
Finished goods	13,373	11,806

	71,134	71,362
Inventory reserves	(13,117)	(13,506)

	$58,017	$57,856

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(in thousands)
	September 30, 2004	December 31, 2004
Land	$1,843	$340
Buildings and building improvements	11,533	5,395
Machinery and equipment	132,184	134,830
Leasehold improvements	14,736	15,978

	160,296	156,543
Accumulated depreciation	(108,862)	(111,869)

	$51,434	$44,674

In October 2004, the company sold the land and building in Arizona amounting to $5.8 million. The company included the gain on sale of assets of $1.5 million in its statement of operations during the quarter ended December 31, 2004.

In November 2004, the company sold land and building housing its corporate headquarters in Willow Grove, Pennsylvania for $11.2 million, resulting in a gain on the sale of $4.5 million. The company subsequently leased the building back from the buyer, requiring deferral of the gain as of the closing date and recognition of such gain ratably over the leaseback period. The remainder of the deferred gain is included in accrued expenses and other long-term liabilities at December 31, 2004.

NOTE 7 - EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share, if convertible securities are assumed to be converted to common shares the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three months ended December 31, 2004, the exercise of stock options and conversion of the 1.0% and 0.5% convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect due to the Company’s net loss position. For the three months ended December 31, 2003, $63 thousand dollars of after-tax interest expense, related to the 0.5% Convertible Subordinated Notes, was added to the Company’s net income to determine diluted earnings per share. Also, for the three months ended December 31, 2003 conversion of the 5.25% and 4.75% (for the period of time this security was outstanding) convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect on net income per share.

A reconciliation between the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding at December 31, 2003 and December 31, 2004 appears below:

	(in thousands)
	Three months ended December 31,
	2003	2004
Weighted average shares outstanding - Basic	50,392	51,237

Potentially dilutive securities:
Employee stock options	2,722	*
1 % Convertible subordinated notes	N/A	*
1/2% Convertible subordinated notes	3,818	*
4 3/4% and 5 1/4% Convertible subordinated notes	*	*

Total potentially dilutive securities	6,540	*

Weighted average shares outstanding - Diluted	56,932	51,237

*	The weighted average number of shares for potentially dilutive securities that were anti-dilutive and therefore not included in the above table, for the convertible notes for the three months ended December 31, 2003 were 13,556,923 and convertible notes and employee and director stock options, for the three months ended December 31, 2004 were 15,849,873.

NOTE 8 – RESIZING

The semiconductor industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during our fiscal 2001, 2002 and most of 2003. In response to these changes in the semiconductor industry, the Company developed formal resizing plans to align its cost structure with anticipated revenue levels. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. The Company documented and committed to these plans to reduce spending that included facility closings and reductions in workforce. The Company recorded the expense associated with these plans in the period the Company committed to carry out the plans. Although the Company made every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In summary, provisions for resizing plans were recorded during the second, third and fourth quarters of fiscal 2002. These charges were for:

•	Closure of substrate operations.

•	Reduction in headcount and consolidation of manufacturing operations in the Company’s Test division.

•	Functional realignment of business management and the consolidation and closure of certain facilities.

In fiscal 2004, the Company reversed $68 thousand of these resizing charges and in fiscal 2003 the Company reversed $455 thousand of these resizing charges due to the actual severance cost associated with the terminated positions being less than the cost originally estimated.

A summary of the charges, reversals and payments of the resizing activities during the first quarter of fiscal 2005, fiscal 2004, 2003 and 2002 are as follows:

	(in thousands)
	Severance and Benefits	Commitments	Total
Provision for resizing plans in fiscal 2002
Continuing operations	$9,486	$9,282	$18,768
Discontinued operations	893		893
Payment of obligations in fiscal 2002	(5,914)	(300)	(6,214)

Balance, September 30, 2002	4,465	8,982	13,447
Change in estimate	(455)	—	(455)
Payment of obligations in fiscal 2003	(3,135)	(3,192)	(6,327)

Balance, September 30, 2003	875	5,790	6,665
Change in estimate	(68)	—	(68)
Payment of obligations	(440)	(2,619)	(3,059)

Balance, September 30, 2004	367	3,171	3,538
Payment of obligations	(126)	(675)	(801)

Balance, December 31, 2004	$241	$2,496	$2,737

The remaining severance and benefits obligations are expected to paid out through March 2005. The commitments, which are primarily for lease and related facility obligations, are expected to be paid out through September 2006.

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

For the three month periods ended December 31, 2003 and 2004, the components of total comprehensive income (loss) are as follows:

	(in thousands)
	Three months ended December 31,
	2003	2004
Net income (loss)	$747	$(7,191)

Foreign currency translation adjustment	911	2,867
Unrealized loss on investments, net of taxes	—	(9)

Other comprehensive income	911	2,858

Comprehensive income (loss)	$1,658	$(4,333)

NOTE 10 - OPERATING RESULTS BY BUSINESS SEGMENT FOR CONTINUING OPERATIONS

Operating results by business segment for the three month periods ended December 31, 2004 and 2003 were as follows:

Fiscal 2004 (in thousands):

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Quarter ended December 31, 2004:
Net revenue	$29,349	$64,018	$22,954	$—	$116,321
Cost of sales	17,326	51,252	21,365	—	89,943

Gross profit	12,023	12,766	1,589	—	26,378
Operating costs	12,077	6,293	10,946	3,829	33,145
Gain on sale of assets			(1,497)	(378)	(1,875)

Income (loss) from operations	$(54)	$6,473	$(7,860)	$(3,451)	$(4,892)

Segment Assets at December 31, 2004	$59,102	$125,511	$152,365	$135,761	$472,739

Fiscal 2003 (in thousands):

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other (1)	Consolidated
Quarter ended December 31, 2003:
Net revenue	$81,080	$49,508	$23,281	$—	$153,869
Cost of sales	49,124	38,090	19,293	—	106,507

Gross profit	31,956	11,418	3,988	—	47,362
Operating costs	14,668	5,224	10,783	4,532	35,207

Income (loss) from operations	$17,288	$6,194	$(6,795)	$(4,532)	$12,155

Segment Assets at December 31, 2003	$108,902	$97,057	$170,362	$128,350	$504,671

(1)	Prior period income statement has been revised to reflect accounting for the sale of the Company’s Flip Chip business as a discontinued operation in accordance with the requirement of FAS 144. Assets for the Flip Chip business are included in Corporate & Other.

NOTE 11 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs, a facility lease, and a customs bond, and its wire manufacturing subsidiary has issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by the assets of the Company’s wire manufacturing subsidiary and contains restrictions on that subsidiary’s net worth, ratio of total liabilities to net worth, ratio of EBITDA to interest expense and ratio of current assets to current liabilities.

The table below identifies the guarantees under the standby letters of credit.

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2006	$17,000
Security deposit for payment of employee health benefits	Expires June 2005	1,710
Security deposit for payment of employee worker compensation benefits	Expires July and October 2005	1,224
Security deposit for a facility lease	Expires July 2005	300
Security deposit for customs bond	Expires July 2005	100

		$20,334

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

The table below details the activity related to the Company’s reserve for product warranty expense for the three months ended December 31, 2004:

	Three months ended December 31,
	2003	2004
Reserve for product warranty at beginning of quarter	$1,008	$956
Provision for product warranty expense	695	144
Product warranty costs incurred	(607)	(504)

Reserve for product warranty at end of quarter	$1,096	$596

Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion have varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet, as of December 31, 2004 was $30.0 million. If business conditions were to continue to change further and the Company was unable to cancel purchase commitments without penalty or payment, its financial condition and operating results could be adversely affected.

In September 2004, the tax authority in Singapore notified the Company that it believes Goods and Services Tax (“GST”) in the amount of $3.1 million is owed on the return of gold scrap to the Company’s former gold supplier over the period from 1998 to 2004. The Company does not agree with this assessment and has filed an objection. In event the Company is unsuccessful in its appeal, the Company believes it will recover the cost from its former gold supplier. For these reasons, no accrual for this contingency has been included in the Company’s financial statements. The Company believes that resolution of this matter may take two to three years.

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

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In the three months ended December 31, 2003, sales to Advanced Semiconductor Engineering accounted for 20% of the Company’s net sales. Sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 17% and 11%, respectively, of the Company’s net sales for the three months ended December 31, 2004. No other customer accounted for more than 10% of total net sales during the three months ended December 31, 2003 or 2004. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2004 and December 31, 2004, Advanced Semiconductor Engineering accounted for 16% and 14%, respectively, of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2004 or December 31, 2004. The reduction or loss of orders from a significant customer could adversely affect the Company’s business, financial condition, operating results and cash flows.

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

NOTE 12 – EMPLOYEE BENEFIT PLANS

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

Net period pension costs for the three months ended December 31, 2004 for this plan were approximately $169 thousand and included interest costs of $289 thousand and amortization of net loss of $178 thousand, offset by expected return on plan assets of $298 thousand. The Company did not make any contribution to the Plan for the three months ended December 31, 2004. Net period pension cost for the three months ended December 31, 2003 for this plan was approximately $205 thousand and included interest costs of $285 thousand and amortization of net loss of $188 thousand, offset by expected return on plan assets of $268 thousand.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan totaled $0.5 million for each of the three month periods ended December 31, 2003 and 2004, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 13 – SUBSEQUENT EVENTS

On January 12, 2005, the Company announced to the employees of its East Kilbride, Scotland test facility (“Facility”) that the Company is closing the Facility. For competitive reasons, the Company has been reducing its manufacturing capacity in the U.S. and Europe for several years, while expanding its manufacturing in Asia. All manufacturing and other activities at the Facility ceased on January 12, 2005. Production from the Facility is being transferred to other Company facilities. The Company expects to record a charge of approximately $1.2 million during its second fiscal quarter ended March 31, 2005 for this facility closure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, gross margins, operating expenses and benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials and test solutions;

•	the successful operation of our test business and its expected growth rate; and

•	the projected continuing demand for wire bonders.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes of this Form 10-Q and the Audited Financial Statements and Notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the fiscal year ended September 30, 2004 for a full understanding of our financial position and results of operations.

INTRODUCTION

We design, manufacture and market capital equipment, packaging materials and test products as well as service, maintain, repair and upgrade equipment, all used to assemble or test semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is currently divided into three product segments:

•	Equipment;

•	Packaging materials; and

•	Wafer and package test products.

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

We believe we are the only major supplier to the semiconductor assembly industry that can provide customers with semiconductor wire bonding equipment along with the complementary packaging materials and test products that actually contact the surface of the customer’s semiconductor devices. We believe that the ability to control all of these assembly related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

The semiconductor industry historically has been volatile, with periods of rapid growth followed by downturns. One such downturn started in fiscal 2001 and persisted throughout most of fiscal 2003. The industry recovered from this downturn in late fiscal 2003 through the first three quarters of fiscal 2004, with revenues for the Company peaking in the March 2004 quarter. However, during the fourth quarter of fiscal 2004, we experienced a 24.2% fall-off in sales compared to our third quarter. The sales fall-off continued into the first quarter of fiscal 2005 as sales were down 21.2% compared to the fourth quarter of the previous year. Based on the sharp decline in sales in the fourth quarter of fiscal 2004 and first quarter of fiscal 2005, we believe the semiconductor industry has entered another downturn. There can be no assurances regarding the length or severity of the current downturn. Based on customer indications and other factors, we currently expect net sales during the quarter ending March 31, 2005 quarter to be in the $105 million to $125 million range. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

We have continued to lower our cost structure by consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing better but lower cost equipment. Cost reduction efforts have become an important part of our normal ongoing operations and we believe this will drive down our cost structure below current levels, while not diminishing our product quality. In doing so, we expect to incur additional quarterly charges such as severance and facility closing costs as a result of these cost reduction programs. Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business.

We reported a loss from operations of our test business segment of $7.9 million during the first quarter of fiscal 2005. We are continuing with our plan to improve the performance of this segment through new product introductions, consolidation of test facilities, the transfer of a greater portion of test production to our Asia facilities, and outsourcing a greater portion of the test production. We expect this plan will continue through 2005 and will result in future period charges and/or restructuring charges.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials and test products. Set forth below is a table listing the percentage of our total net revenues for each business segment for the three months ended December 31, 2003 and 2004:

	Three months ended December 31,
	2003	2004
Equipment	52.7%	25.2%
Packaging materials	32.2%	55.0%
Test	15.1%	19.7%

	100.0%	100.0%

Our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas sales at our other business segments tend to follow the trend of total semiconductor unit production.

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

Test

We offer a broad range of fixtures used to temporarily contact a semiconductor device while it is still in the wafer format (wafer probing), thereby providing electrical connections to automatic test equipment. We also offer test sockets used to test the final semiconductor package (package or final testing). Our principal test products include probe cards, automatic test equipment (ATE) interface assemblies, ATE test boards, and test socket/contactors. Most of the test products we offer are custom designed or customized for a specific semiconductor or application.

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended December 31, 2004, we recorded bookings of $114.0 million compared to $206.0 million in the quarter ended December 31, 2003 and $103.0 million in the quarter ended September 30, 2004. The reduction in bookings during the three months ended December 31, 2004 compared to the same period a year ago was caused by a reduction in bookings within our Equipment segment brought on by the downturn in the semiconductor industry. A booking is recorded when a customer order is reviewed and determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets the Company’s credit requirements. At December 31, 2004, we had a backlog of customer orders totaling $58.0 million, compared to $114.0 million at December 31, 2003 and $59.7 million at September 30, 2004. Our bookings and backlog as of any date may not be indicative of net revenues for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenue

Business segment net revenues during the quarters ended December 31, 2004 and 2003 were as follows:

	Three Months Ended December 31,
	2003	2004	% Change
	Net Revenue	Net Revenue
Equipment	$81,080	$29,349	-63.8%
Packaging materials	49,508	64,018	29.3%
Test	23,281	22,954	-1.4%

	$153,869	$116,321	-24.4%

Overall, net revenue from continuing operations for the December 2004 quarter decreased $37.6 million or 24.4% from the same period in the prior year and $31.2 million, or 21.2% from the quarter ended September 2004. Following is a review of net sales for each of our three business segments.

Our equipment segment was impacted the most by the recent downturn in the semiconductor industry as net revenue during the quarter ended December 31, 2004 declined 63.8% to $29.3 million from $81.1 million in the same period a year ago. The lower net revenues resulted primarily from a 74.1% decrease in unit sales of our automatic ball bonders compared to the same period a year ago. The blended average selling price for our ball bonders increased 4.2%, due primarily to product mix as sales of products with higher average selling prices increased and sales of products with lower average selling prices declined during the quarter ended December 31, 2004, compared to sales levels of these same products during the year ago quarter. The blended average selling price for our ball bonders during the quarter ended December 31, 2004 was unchanged compared to blended average selling prices during the quarter ended September 30, 2004. Average selling prices generally go down over time for any particular model. To mitigate this we introduce new models with additional features that enable us to demand a higher selling price. The blended average selling price varies with the proportion of newer models sold and with customer mix.

Our packaging materials segment net revenue increased 29.3% to $64.0 million during the quarter ended December 31, 2004 from $49.5 million during the same period a year ago. The $14.5 million increase in packaging materials revenues resulted from a $15.2 million increase in wire revenues that were partially offset by a $0.7 million reduction in capillary revenues. The increase in wire revenue was due to a 44.1% increase in gold wire unit volumes (measured in Kft) due to increased orders from existing customers and two new customers in Taiwan. Wire average selling prices are not meaningful because they are heavily dependent upon the price of gold and can significantly fluctuate from period to period. Our capillary unit sales were lower in the current period due to a decrease in demand brought on by the downturn in the semiconductor industry. Blended average selling prices for our capillary products were down 1.1% during the quarter ended December 31, 2004, compared to the year ago quarter.

Our test segment net revenue decreased 1.4% to $23.0 million during the quarter ended December 31, 2004 from $23.3 million during the same period a year ago. The net reduction of $0.3 million primarily consisted of a $1.4 million reduction in sales of cantilever probe cards caused by lower demand from nearly all customers, mostly offset by a $1.1 million increase in our other test segment product lines, particularly our vertical pin probe card product line where net revenues increased $0.8 million due to increased demand from two existing customers. Blended average selling prices are not meaningful in the test business due to lack of a standard unit of measure and the large difference in part types sold. As such, blended average selling prices are not a metric used by management.

The majority of our revenue are to customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 83.3% of our total sales in the first three months of fiscal 2005 compared to 84.2% in the first three months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 23.9% of our shipments in the first three months of fiscal 2004 compared to 35.2% of our shipments in the first three months of the prior fiscal year.

Gross Profit

Business segment gross profit and gross margin during the quarters ended December 31, 2004 and 2003 were as follows:

	Three Months Ended December 31,
	2003	% Sales	2004	% Sales
Equipment	$31,956	39.4%	$12,023	41.0%
Packaging materials	11,418	23.1%	12,766	19.9%
Test	3,988	17.1%	1,589	6.9%

	$47,362	30.8%	$26,378	22.7%

Overall, gross profit decreased $21.0 million during the quarter ended December 31, 2004, compared to the same period in the prior year. The lower gross profit is primarily due to reduced demand in the semiconductor industry, particularly for our automatic ball bonders within our equipment segment, and to a lesser extent higher unit costs within our test business segment as we increased production capacity at our China operations during the December 2004 quarter to provide for the planned transfer and shutdown of test segment production operations in Europe and the United States. Gross margin decreased to 22.7% during the December 2004 quarter, from 30.8% in the year-ago quarter due to product mix shift from higher margin equipment sales to lower margin package materials segment and the duplicate test segment production costs noted above.

Our equipment segment gross profit decreased $19.9 million, or 62.4% during the quarter ended December 31, 2004 compared to same period a year ago, as demand for our automatic ball bonders declined sharply. Gross margin increased to 41.0% from 39.4% from the year ago quarter. The increase in gross margin was primarily due to product mix, as sales of products with higher gross margins increased and sales of products with lower gross margins declined during the quarter ended December 31, 2004, compared to sales levels of these same products during the corresponding year ago quarter. Average unit costs of our equipment segment sales were generally the same during the quarters ended December 31, 2004 and 2003.

Our packaging materials segment gross profit increased $1.3 million, or 11.8% during the quarter ended December 31, 2004 compared to same period a year ago, as demand for our gold wire increased sharply. Gross margin decreased to 19.9% from 23.1% from the year ago quarter. The decline in gross margin was due to a higher percentage of lower margin wire sales compared to other packaging materials sold during the quarter, as wire sales increased 43.9% during the quarter ended December 31, 2004 from the year-ago quarter, and the increase in the price of gold, which makes up a significant portion of our wire cost of sales.

Our test segment gross profit decreased $2.4 million, or 60.2% during the quarter ended December 31, 2004 compared to same period a year ago. Our test segment gross margin also declined to 6.9% during the December 2004 quarter from 17.1% during the year ago quarter. The decline in gross profit and gross margin was due to higher unit costs during the period as we absorbed the increased costs associated with production capacity added to our China operations during the December 2004 quarter to provide for the planned transfer and shutdown of test operations in Europe and the U.S.

Operating Expense

Operating expenses during the quarters ended December 31, 2004 and 2003 were as follows:

	Three Months Ended December 31,
	2003	% Sales	2004	% Sales
Selling, general and administrative	$24,716	16.1%	$22,073	19.0%
Research and development, net	8,176	5.3%	8,878	7.6%
Gain on sale of assets	—	—	(1,875)	-1.6%
Amortization of intangible assets	2,315	1.5%	2,194	1.9%

	$35,207	22.9%	$31,270	26.9%

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses were $22.1 million in the three months ended December 31, 2004, a decrease of $2.6 million or 10.6% from the same period in the prior year. Included in SG&A for the three months ended December 31, 2003 was approximately $2.6 million of incentive compensation and $0.9 million of China facility start-up costs. The three months ended December 31, 2004 did not include any costs for incentive compensation and included $0.1 million of China start-up costs. Partially offsetting these SG&A expense reductions during the quarter were increases in foreign exchange losses of $0.8 million and consulting fees associated with Sarbanes-Oxley compliance of $0.2 million.

Research and Development

Research and Development expense for the three months ended December 31, 2004 increased $0.7 million or 8.5% from the same period in the prior year due. The increase in Research and Development expense was primarily due to increased compensation costs as we increased our investment in the research and development of next-generation products across all of our product lines, and to a lesser extent increased travel and outside services expenses. The Company expects research and development expenses to increase in each of the next three quarters over the level of expenses incurred during the quarter ended December 31, 2004, as we increase our engineering headcount within our Equipment and Test segment to address new product development programs.

Gain on Sale of Assets

Gain on sale of assets is comprised of the gain on the sale of land and building in Gilbert, Arizona of $1.5 million, and the gain related to the sale of land and building in Willow Grove, Pennsylvania, in proportion to the leaseback period.

Amortization of Intangible Assets

The amortization expense of $2.2 million and $2.3 million during the quarters ended December 31, 2004 and 2003, respectively is attributable to intangible assets for customer accounts and completed technology arising from the acquisition of our test segment. The aggregate amortization expense for these items for each of the next five fiscal years is expected to be approximately $9.0 million.

Income (loss) From Operations

Business segment income (loss) from operations during the quarters ended December 31, 2004 and 2003 were as follows:

	(dollars amounts in thousands)
	Three months ended December 31,
	2003	% Sales	2004	% Sales
Equipment	$17,288	21.3%	$(54)	-0.2%
Packaging materials	6,194	12.5%	6,473	10.1%
Test	(6,795)	-29.2%	(7,860)	-34.2%
Corporate and other	(4,532)	—	(3,451)	—

	$12,155	7.9%	$(4,892)	-4.2%

The loss from operations for the three months ended December 31, 2004 was $4.9 million, compared to income from operations of $12.2 million in the same period of the prior year. The $17.1 million reduction was primarily due to reduced demand for our ball bonders within our Equipment segment caused by the downturn in the semiconductor industry.

Our packaging materials business operating income increased $0.3 million for the quarter ended December 31, 2004 compared to the same quarter of the prior year. This increase was primarily due to higher wire sales volumes. Our test business segment operating losses increased for the three months ended December 31, 2004 compared to prior year due to lower demand and higher unit costs as we increased production capacity at our China operations during the December 2004 quarter to provide for the planned transfer and shutdown of test segment production operations in Europe and the U.S.

The loss from operations within our Corporate and Other segment decreased in the three months ended December 31, 2004 from the prior year ago quarter as no employee incentive compensation expense was recorded during the current quarter, compared to $2.6 million in the year ago quarter.

Interest Income and Expense

Interest income in the three months ended December 31, 2004 was $0.2 million higher than the prior fiscal year period due to higher average invested cash balances and higher interest rates. Interest expense in the three months ended December 31, 2004 was $0.9 million compared to $4.4 million in the same period of the prior fiscal year. Interest expense in both the current and prior period primarily reflects interest on our convertible subordinated notes. The lower interest expense for the three months ended December 31, 2004 was due to the early extinguishment of our 4.75% and 5.25% convertible subordinated notes and issuance of 0.5% and 1.0% convertible subordinated notes. These transactions also reduced the total subordinated debt outstanding as of December 31, 2004 by $30 million from the total amount of debt outstanding at the end of December 31, 2003.

Charge on Early Extinguishment of Debt

In the three months ended December 2003, we wrote-off $2.6 million of issuance costs and incurred $3.6 million of call premium costs associated with the redemption of the 4.75% convertible subordinated notes.

Provision for Income Taxes

The provision for income taxes for the three months ended December 31, 2004 of $1.9 million consisted of income tax of $0.8 million for income in foreign jurisdictions, $0.8 million for potential future repatriation of foreign earnings and $0.3 million for additional reserves and interest on those reserves. Our provision for income taxes in the three months ended December 2003 reflects income tax on income in foreign jurisdictions. During the three months ended December 2004, the Company increased its valuation allowance against U.S. net operating loss carryforwards by approximately $2.5 million, which is equal to the amount of deferred tax asset generated by additional U.S. net operating loss carryforwards during the period.

On October 22, 2004 the U.S. Government passed The American Jobs Creation Act (the “Act”). The Act provides for certain tax benefits including but not limited to those associated with the reinvestment of foreign earnings in the United States. We are currently evaluating the Act and may or may not benefit from such provisions. For fiscal 2005 or 2006, the Company could elect under the Act, to apply an 85% dividends-received deduction against certain dividends received from controlled foreign corporations, in which we are a U.S. shareholder. Undistributed earnings being considered for potential repatriation could be as much as $100 million. We have, and continue to provide for potential taxes on repatriation of foreign earnings, including foreign withholding tax, and do not expect any future repatriation of foreign earnings under the Act to result in additional income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, total Cash and Investments were $110.9 million compared to $95.8 million at September 30, 2004, an increase of $15.1 million. Net cash provided by operating activities during the three months ended December 31, 2004 was $5.0 million, primarily due to favorable changes in working capital of $7.0 million which were partially offset by cash used in operations of $2.0 million. Net cash provided by investing activities of $16.0 million was mainly due to $11.8 million of proceeds received from the sale of the land and buildings in Willow Grove, Pennsylvania and Gilbert, Arizona, and net proceeds of $7.2 from the sales of investments, partially offset by capital expenditures of $3.0 million during the quarter. The effect of exchange rate changes increased cash and cash equivalents by $0.9 million at December 31, 2004.

Our primary need for cash for the next fiscal year will be to provide the working capital necessary to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2005 capital expenditure needs to be approximately $15.0 million, as compared with $13.4 million in fiscal 2004. We expect fiscal 2005 capital expenditures to be primarily for our operations infrastructure at our Asia/Pacific locations. We financed our working capital needs and capital expenditure needs in fiscal 2004 through internally generated funds from our equipment and packaging materials businesses and expect to continue to generate cash from operating activities in fiscal 2005 or use cash and investments on hand to meet our cash needs. We expect to use the excess cash generated from our equipment and packaging materials business and cash and investments on hand to fund the operation of our test business until such time that our test performance improvement plans are complete and our test segment is self-funding.

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 31, 2004 have not been included in the consolidated balance sheet and statements of operations included in this Form 10-Q. However, they have been disclosed in the following table in order to provide a more complete picture of our Company’s financial position and liquidity. The most significant of these is our inventory purchase obligations, which reflect our expectations of future demand for our bonding equipment.

The following table identifies obligations and contingent payments under various arrangements at December 31, 2004, including those not included our consolidated balance sheet:

	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$270,000	—	—	$205,000	$65,000
Capital Lease obligations	344	$41	$82	82	139
Operating Lease obligations*	32,022	8,400	8,721	5,102	9,799
Inventory Purchase obligations*	29,976	29,976	—	—	—

Commercial Commitments:
Gold Supply Agreement	17,001	17,001
Standby Letters of Credit*	3,334	3,334	—	—	—

Total contractual obligations and commercial commitments	$352,677	$58,752	$8,803	$210,184	$74,938

*	Represents contractual amounts not reflected in the consolidated balance sheet at December 31, 2004.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. The capital lease obligations principally relate to equipment leases. The operating lease obligations at December 31, 2004 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business.

The standby letters of credit represent obligations of the Company in lieu of security deposits for a gold financing agreement, a facility lease, and employee benefit programs.

At December 31, 2004, the fair value of our $205.0 million 0.5% Convertible Subordinated Notes was $164.8 million, and the fair value of our $65.0 million 1.00% Convertible Subordinated Notes was $57.2 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximate the book value of those assets and liabilities. At December 31, 2004, the Standard & Poor’s rating for the 0.5 % Convertible Subordinated Notes was CCC+, and the Company’s 1.0% Convertible Subordinated Notes are currently not rated.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, our liquidity is affected by many factors, some of which are based on normal operations of the business and others that are related to uncertainties of the industry and global economies. We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes. We may also seek additional debt or equity financing for the refinancing or redemption of existing debt and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements that could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the nature and size of strategic business opportunities which we may elect to pursue.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment of ARB 43, chapter 4 (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. We do not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The effective date for this standard is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We are currently assessing each of the three transition methods offered by FAS 123R and believes adoption of FAS 123R will have a material impact on its consolidated financial statements, regardless of the method selected.

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

Historically, the semiconductor industry has been volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. They have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. These downturns historically have severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment, the packaging materials and test solutions that we sell.

During the fourth quarter of fiscal 2004, we experienced a 24.2% fall-off in sales compared to our third quarter. The sales fall-off continued into the first quarter of fiscal 2005 as sales were down 21.2% compared to the fourth quarter of fiscal 2004. Based on the sharp decline in sales in the fourth quarter of fiscal 2004 and first quarter of fiscal 2005, we believe the semiconductor industry has entered another downturn. There can be no assurances regarding the length or severity of the current downturn. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

We may experience increasing price pressure

Our historical business strategy for many of our products has focused on product performance and customer service rather than on price. The length and severity of the fiscal 2001 – fiscal 2003 economic downturn increased cost pressure on our customers and we have observed increasing price sensitivity on their part. In response, we are actively seeking to reduce our cost structure by moving operations to lower cost areas and by reducing other operating costs. If we are unable to realize prices that allow us to continue to compete on the basis of performance and service, our financial condition and operating results may be materially and adversely affected.

Our quarterly operating results fluctuate significantly and may continue to do so in the future

In the past, our quarterly operating results have fluctuated significantly; we expect that they will continue to fluctuate. Although these fluctuations are partly due to the volatile nature of the semiconductor industry, they also reflect other factors, many of which are outside of our control.

Some of the factors that may cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

•	our test business has lower margins than assembly equipment and packaging materials;

•	some lines of equipment within our business segments are more profitable than others; and

•	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements;

•	virtually all of our orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	unanticipated delays in the introduction of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to customer anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses and interest expense, do not vary directly with our net sales. Our research and development efforts include long-term projects lasting a year or more, which require significant investments. In order to realize the benefits of these projects, we believe that we must continue to fund them during periods when our net sales have declined. As a result, a decline in our net sales would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net sales, our operating results would decline. In a downturn, we may have excess inventory, which is required to be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:

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

We may not be able to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must timely introduce these products and product enhancements into the market in response to customers’ demands for higher performance assembly equipment, leading-edge materials and for test solutions customized to address rapid technological advances in integrated circuits and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive. The development and commercialization of new products requires significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

Most of our sales and a substantial portion of our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 83% of our net sales for the three months ending December 31, 2004, 86% of our net sales for fiscal 2004 and 80% of our net sales for fiscal 2003 were attributable to sales to customers for delivery outside of the United States, in particular to customers in the Asia/Pacific region. We expect this trend to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in Asia/Pacific. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, we manufacture capillaries in Israel and China, bonding wire in Switzerland, test products in Taiwan, China, France, and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	expropriation of our foreign assets;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	the difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities regarding transfer pricing regulations;

•	the difficulties of staffing and managing dispersed internation operations;

•	episodic events outside our control such as, for example, the outbreak of Severe Acute Respiratory Syndrome;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to (net) receivables denominated in currencies other than a foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency (the U.S. dollar). In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials. Currently, we do not enter into foreign exchange forward contracts or other instruments designed to minimize the short-term impact of foreign currency fluctuations on our business. In the future, we may enter into such instruments or other arrangements. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows. Because we have significant assets, including cash, outside the United States, those assets are subject to risks of seizure, and it may be difficult to repatriate them, and repatriation may result in the payment by us of significant foreign and United States taxes.

Our international operations also depend upon a favorable trade relations between the United States and those foreign countries in which our customers, subcontractors, and materials suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets.

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

Our business depends on attracting and retaining management, marketing and technical employees

As with many other technology companies, our future success depends on our ability to hire and retain qualified management, marketing and technical employees. In particular, we periodically experience shortages of technical personnel. If we are unable to continue to attract and retain the managerial, marketing and technical personnel we require, our business, financial condition and operating results could be materially and adversely affected.

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses

We typically operate our business with a relatively short backlog. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts of demand. We have in the past, and may again in the future, fail to forecast accurately demand for our products, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to forecast accurately demand for our products, including assembly equipment, packaging materials and test solutions, our business, financial condition and operating results may be materially and adversely affected.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In the three months ending December 31, 2004, fiscal 2004 and fiscal 2003, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 17%, 17% and 13%, respectively, of our net sales.

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

Our test division and our diversification presents significant management and operating challenges

During fiscal 2001, we acquired two companies that design and manufacture test solutions, Cerprobe Corporation and Probe Technology Corporation, and combined their operations to create our test division. Since its acquisition in 2001, this division has not performed to our expectations. Problems have included difficulties in rationalizing duplicate products and facilities, and in integrating these acquisitions. Our plan to correct these problems centers on the following steps: standardize production processes between the various test manufacturing sites, create and ramp production of our highest volume products in a new lower cost site in China and/or outsource production where appropriate, then rationalize excess capacity by converting existing higher cost, low volume manufacturing sites to service centers. If we are unable to successfully implement this plan, our operating margins and results of operations will continue to be adversely affected by the performance of our test division.

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

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment, packaging materials and test solutions industries

The semiconductor equipment, packaging materials and test solutions industries are very competitive. In the semiconductor equipment and test solutions markets, significant competitive factors include performance, quality, customer support and price. In the semiconductor packaging materials industry, competitive factors include price, delivery and quality.

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

We have historically used broad based employee stock option programs to hire, incentivize and retain our workforce. Currently, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” with a pro forma disclosure of the impact on net income of using the fair value recognition method. We have elected to apply APB 25 and accordingly, we do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) concluded that SFAS No. 123R, “Share-Based Payment,” will be effective for public companies for interim or annual periods beginning after June 15, 2005. Under SFAS No. 123R, companies must expense the fair value of employee stock options and similar awards as of the date the company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting.

We are currently assessing each of the three transition methods offered by FAS 123R and believes the adoption of FAS 123R will have a material impact on our consolidated statement financial statements regardless of the method selected. In addition, this could negatively impact our ability to utilize employee stock plans to recruit and retain employees and could result in a competitive disadvantage to us in the employee marketplace.

Failure to receive shareholder approval for additional employee stock options and other equity compensation may adversely affect our ability to hire and retain employees.

Currently, we do not have an employee equity compensation plan in place that would allow us to issue meaningful additional equity compensation to employees. Our Board of Directors approved an equity stock compensation plan and recommended the plan to shareholders for approval at our 2005 Annual Shareholder Meeting. The shareholders did not approve the plan. If we do not receive shareholder approval of a new plan at our 2006 Annual Shareholder Meeting that provides for a sufficient number and type of awards, our ability to hire and retain employees may be adversely affected. In an effort to remain competitive in the employee marketplace, we may have no alternative but to increase employees’ cash compensation, which may have an adverse impact on our financial condition and operating results.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 51.4 million shares were outstanding as of December 31, 2004. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and related rules adopted by the Securities and Exchange Commission require us to evaluate the adequacy of our internal controls over financial reporting

The Securities and Exchange Commission has adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K. The report of management must contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, the Company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. These requirements will first apply to our Annual Report on Form 10-K for the fiscal year ending September 30, 2005. We are currently evaluating our internal controls over financial reporting in order to ensure compliance with Section 404 and related SEC rules. If our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then the firm may decline to attest to management’s assessment or may issue a report that is qualified. This could cause investors to lose confidence in the reliability of our financial statements, which could negatively impact the market price of our common stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. At December 31, 2004, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $25.0 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2004, the fair market value of the portfolio would decline by approximately $0.1 million.

Foreign Currency Risk

The Company’s international operations, particularly those in Switzerland and France, are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency (the Swiss Franc and the Euro). The Company is also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of it’s Israel and Singapore operations’ local currencies into the location’s functional currency, the US dollar. Based on the Company’s overall currency rate exposure at December 31, 2004, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a approximately a $2.0 million impact on the Company’s financial position, results of operations and cash flows for a three month period. This impact is heavily dependent on numerous factors associated with our foreign operations, including sales to certain customers, product mix and demand, and expense levels. The Company currently does not use derivative financial instruments to hedge against short-term fluctuations in foreign currency exchange rates, but is considering such use to reduce its exposure to changes in foreign currency exchange rates.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, are operating in an effective manner and that the information we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II Other information

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description

3 (ii)	The Company’s By-laws, as amended and restated on February 8, 2005.

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 9, 2005	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President and
Chief Financial Officer
(Principal Financial Officer)