Form 10-Q
period 2005-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 2005-05-10
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 2, 2005, there were 51,774,552 shares of the Registrant’s Common Stock, without par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

		(Unaudited)
	September 30, 2004	March 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,333	$67,000
Restricted cash	3,257	3,497
Short-term investments	32,176	35,805
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/04 - $3,646; 3/31/05 - $3,258)	110,718	97,277
Inventories, net	58,017	52,614
Assets held for sale	6,072	—
Prepaid expenses and other current assets	10,310	11,493
Deferred income taxes	12,417	11,655

TOTAL CURRENT ASSETS	293,300	279,341
Property, plant and equipment, net	51,434	50,302
Intangible assets, (net of accumulated amortization: 9/30/04 - $35,209; 3/31/05 - $39,722)	54,045	50,532
Goodwill	81,440	81,440
Other assets	7,463	6,888

TOTAL ASSETS	$487,682	$468,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long term debt	$202	$631
Accounts payable	50,002	42,197
Accrued expenses	37,660	31,880
Income taxes payable	11,986	11,911

TOTAL CURRENT LIABILITIES	99,850	86,619
Long term debt	275,725	280,395
Other liabilities	8,112	6,996
Deferred taxes	36,975	36,516

TOTAL LIABILITIES	420,662	410,526

Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Common stock, without par value	213,847	217,346
Retained deficit	(139,912)	(154,776)
Accumulated other comprehensive loss	(6,915)	(4,593)

TOTAL SHAREHOLDERS’ EQUITY	67,020	57,977

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$487,682	$468,503

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Net revenue	$221,771	$124,769	$375,640	$241,090
Cost of sales	145,237	94,324	251,744	184,267

Gross profit	76,534	30,445	123,896	56,823

Selling, general and administrative	28,651	23,745	53,367	45,818
Research and development, net	8,728	9,923	16,904	18,801
Resizing (recovery) costs	(68)	—	(68)	—
Asset impairment	3,293	—	3,293	—
(Gain) loss on sale of assets	(794)	378	(794)	(1,497)
Amortization of intangible assets	2,315	2,318	4,630	4,512

Operating expense	42,125	36,364	77,332	67,634

Income (loss) from operations	34,409	(5,919)	46,564	(10,811)
Interest income	302	567	506	1,016
Interest expense	(2,432)	(1,047)	(6,861)	(1,893)
Charge on early extinguishment of debt	(617)	—	(6,769)	—

Income (loss) from continuing operations before income tax	31,662	(6,399)	33,440	(11,688)
Provision for income taxes	1,410	1,274	2,760	3,176

Net income (loss) from continuing operations	30,252	(7,673)	30,680	(14,864)

Loss from discontinued FCT operations	(751)	—	(432)	—
Loss on sale of FCT Division	(380)	—	(380)	—

Net income (loss)	$29,121	$(7,673)	$29,868	$(14,864)

Net income (loss) per share from continuing operations:
Basic	$0.60	$(0.15)	$0.61	$(0.29)

Diluted	$0.46	$(0.15)	$0.50	$(0.29)

Loss per share from discontinued operations:
Basic	$(0.02)	$—	$(0.02)	$—

Diluted	$(0.02)	$—	$(0.02)	$—

Net income (loss) per share:
Basic	$0.58	$(0.15)	$0.59	$(0.29)

Diluted	$0.44	$(0.15)	$0.48	$(0.29)

Weighted average shares outstanding:
Basic	50,588	51,490	50,501	51,363
Diluted	68,699	51,490	69,299	51,363

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,868	$(14,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,918	14,002
Gain on sale of assets	—	(1,497)
Charge on early extinguishment of debt	6,769	—
Resizing cost recovery	(68)	—
Asset impairment	3,293	—
Changes in components of working capital:
Accounts receivable	(69,421)	14,277
Inventory	(4,572)	5,818
Prepaid expenses and other assets	(794)	(1,529)
Accounts payable and accrued expenses	45,749	(13,731)
Taxes payable	1,030	(99)
Other, net	2,357	1,794

Net cash provided by operating activities	30,129	4,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	15,098	19,430
Purchase of investments classified as available for sale	(27,279)	(23,001)
Purchases of property, plant and equipment	(6,022)	(6,340)
Proceeds from sale of FCT Division	2,000	—
Proceeds from sale of assets	933	1,209

Net cash provided by (used in) investing activities	(15,270)	(8,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,707	663
Increase in restricted cash	(421)	(240)
Net proceeds from issuance of 0.5% convertible subordinated notes	199,736	—
Repurchase of 4.75% convertible subordinate notes	(199,804)	—
Borrowings associated with land and building direct financing arrangement	—	10,622
Payments on borrowings, including capitalized leases	(144)	(230)

Net cash provided by financing activities	3,074	10,815

Effect of exchange rate changes on cash and cash equivalents	—	383

Changes in cash and cash equivalents	17,933	6,667
Cash and cash equivalents at beginning of period	65,725	60,333

Cash and cash equivalents at end of period	$83,658	$67,000

CASH PAID DURING THE PERIOD FOR:
Interest	$7,916	$854
Income taxes	$1,499	$3,590

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the Company’s financial position at March 31, 2005, the results of its operations for the three and six month periods ended March 31, 2004 and 2005, and its cash flows for the six month periods ended March 31, 2004 and 2005. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In February 2004, the Company sold the remaining assets of its advanced packaging technology segment, which consisted solely of the flip chip business unit that licensed flip chip technology and provided flip chip bumping and wafer level packaging services. As a result, we have reflected the flip chip business unit as a discontinued operation and do not include the results of its operations in our revenues and expenses from continuing operations as reported in our financial statements.

During the three months ended December 31, 2004, the Company sold the land and building held through the variable interest entity that was previously consolidated into the Company’s financial statements. The impact of this sale decreased assets and liabilities by approximately $5.8 million and $5.5 million, respectively as of December 31, 2004.

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

The FASB recently issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The effective date for this standard is annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a Company’s adoption date. The Company is currently assessing each of the three transition methods offered by FAS 123R and believes adoption of FAS 123R will have a material impact on its consolidated financial statements, regardless of the method selected.

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

At March 31, 2005, the Company had five stock-based employee compensation plans and two director compensation plans. No stock-based employee or director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earning (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	(in thousands)
	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Net income (loss), as reported	$29,121	$(7,673)	$29,868	$(14,864)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,425)	(1,972)	(5,033)	(7,446)

Pro forma net income (loss)	$26,696	$(9,645)	$24,835	$(22,310)

Net income (loss) per share:
Basic-as reported	$0.58	$(0.15)	$0.59	$(0.29)

Basic-pro forma	$0.53	$(0.19)	$0.49	$(0.43)

Dilued - as reported	$0.44	$(0.15)	$0.48	$(0.29)

Diluted - pro forma	$0.41	$(0.19)	$0.41	$(0.43)

NOTE 4 – GOODWILL AND OTHER INTANGIBLES

The Company’s goodwill and intangible assets relate to two reporting units. The reporting units are the bonding wire unit, which is included in the Company’s Packaging Materials segment, and the test business unit, which comprises the Company’s Test segment.

The intangible assets that are classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful life. The Company performs its annual impairment test at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company also tests for impairment between its annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its carrying value. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. The Company’s intangible assets other than goodwill are tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The Company’s intangible assets in its Test business segment are comprised of customer accounts and complete technology. The Company manages and values its complete technology in the aggregate as one asset group.

During the three months ended March 31, 2005, the Company performed interim impairment tests on the Test segment goodwill due to the existence of an impairment trigger, which were the losses experienced in the test business during this same period. Based on these test results, no impairment charges were recorded during the period. The fair value of the Test segment was based on discounting the projected future cash flows from this segment, consistent with the methods used in past periods. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company also tested the intangible assets for impairment during this quarter. Based on these test results, no impairment charges were recorded during this period. The fair value of the intangible assets was based on undiscounted projected future cash flows. For the three months ended March 31, 2004, a triggering event occurred when the Company sold certain assets associated with its test operations and recorded an impairment charge of $3.2 million associated with the complete technology intangible asset associated with those assets.

The recorded value of goodwill at September 30, 2004 and March 31, 2005, was $81.4 million.

The changes in the carrying value of the Company’s identifiable intangible assets for the Test business segment from September 30, 2004 to March 31, 2005 appear below:

The $1.0 million increase in the Test segment’s Technology intangible assets during the six month period was for a technology license to be used in the development of new products. The aggregate amortization expense related to these intangible assets for the three and six months ended March 31, 2005 was $2.3 million and $4.5 million, respectively, and for the three and six months ended March 31, 2004 was $2.3 million and $4.6 million, respectively. The annual amortization expense related to these intangible assets for each of the next five fiscal years is expected to be approximately $9.0 million.

	(in thousands)
	Customer Accounts	Technology	Total Intangible Assets
Net intangible balance at September 30, 2004	$25,339	$28,706	$54,045

Additions	—	1,000	1,000
Amortization	(2,056)	(2,457)	(4,513)

Total	(2,056)	(1,457)	(3,513)
Net intangible balance at March 31, 2005	$23,283	$27,249	$50,532

NOTE 5 – INVENTORIES

Inventories consist of the following:

	(in thousands)
	September 30, 2004	March 31, 2005
Raw materials and supplies	$45,411	$42,846
Work in process	12,350	10,840
Finished goods	13,373	12,198

	71,134	65,884
Inventory reserves	(13,117)	(13,270)

	$58,017	$52,614

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(in thousands)
	September 30, 2004	March 31, 2005
Land	$1,843	$340
Buildings and building improvements	11,533	11,448
Machinery and equipment	132,184	137,343
Leasehold improvements	14,736	15,973

	160,296	165,104
Accumulated depreciation	(108,862)	(114,802)

	$51,434	$50,302

As previously disclosed in the Company’s Form 10-Q for the three months ended December 31, 2004, during that period the Company sold land and a building housing its corporate headquarters in Willow Grove, Pennsylvania for

$10.6 million (net of closing costs), and calculated a deferred gain on the sale of $4.5 million. The Company leased the building back from the buyer and deferred the gain as of the closing date. Recognition of the gain was to occur ratably over the leaseback period (eighteen months). In accounting for this transaction, the Company recognized one and one-half month’s gain during the three months ended December 31, 2004, removed the land and building from its consolidated balance sheet and included the remainder of the deferred gain in accrued expenses and other long-term liabilities as of December 31, 2004.

During the three months ended March 31, 2005, management of the Company reviewed its accounting of the above transaction. As part of the transaction, the Company was required to place in escrow a security deposit with the buyer equal to one year’s rent. After reconsidering this payment, the Company reviewed SFAS No. 98, Accounting For Leases, and concluded that it should have accounted for the transaction as a direct financing arrangement. This resulted in the following adjustments being recorded during the quarter ended March 31, 2005: Property, plant and equipment, net was increased by $6.1 million (the net book value of the land and building that was removed as of December 31, 2004), the cash received as part of this transaction ($10.6 million) was recorded as debt, and the deferred gain of $4.5 million (previously included in Accrued expenses and Other liabilities) was removed from the financial statements. Also, the ratable portion of the gain recognized during the three months ended December 31, 2004 in the amount of $378 thousand was reversed. The Company recorded these adjustments during its second quarter ended March 31, 2005, as the adjustments were not material to the Company’s financial statements as of and for the three months ended December 31, 2004 or March 31, 2005.

In October 2004, the Company sold the land and building in Arizona amounting to $5.8 million. The Company included the gain on sale of assets of $1.5 million in its statement of operations during the quarter ended December 31, 2004.

NOTE 7 – DEBT

In the first half of fiscal year 2004, we issued $205.0 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors. The notes mature on November 30, 2008, bear interest at 0.5% per annum and are convertible into common stock of the Company at a conversion price of $20.33 per share, subject to adjustment for certain events. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% Convertible Subordinated Notes (described below). There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 each year.

In the second half of fiscal year 2004, we issued $65.0 million of 1.0% Convertible Subordinated Notes in a private placement to qualified institutional investors. The notes mature on June 30, 2010, bear interest at 1.0% per annum and are convertible into common stock of the Company at a conversion price of $12.84 per share, subject to adjustment for certain events. The conversion rights of these notes may be terminated on or after June 30, 2006 if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our 0.5% Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 30 and December 30 each year.

As described in Note 6 – Property, Plant and Equipment, in accordance with SFAS No. 98, Accounting For Leases, during the three months ended March 31, 2005 the Company recorded debt of $10.6 million, as part of accounting for a sale-leaseback transaction as a direct financing arrangement. Monthly payments of $100 thousand, representing interest expense and amortization of the debt, are scheduled through the end of the lease term, or May 2006 at which time the gain will be recognized and the land and building and remaining debt outstanding will be removed from the Company’s financial statements. Interest expense is calculated using the Company’s incremental borrowing rate, which is estimated to be 6.0%.

NOTE 8 – EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three and six months ended March 31, 2005, the exercise of stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were not assumed since their conversion to common shares would have an anti-dilutive effect due to the Company’s net loss position. In the March 2004 quarter, $1.2 million of after-tax interest expense, related to the 0.5% and 5.25% Convertible Subordinated Notes, was added to the Company’s net income to determine diluted earnings per share. For the six months ended March 31, 2004, $3.6 million of after-tax interest expense, related to the 0.5%, 5.25% and 4.75% (for the period of time this security was outstanding) Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share.

A reconciliation between the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding for three and six months ended March 31, 2004 and March 31, 2005 appears below:

	(in thousands)		(in thousands)
	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Weighted average shares outstanding - Basic	50,588	51,490	50,501	51,363

Potentially dilutive securities:
Employee stock options	1,806	*	1,955	*
0.5% Convertible subordinated notes	10,084	*	6,934	*
1.0% Convertible subordinated notes	N/A	*	N/A	*
4.75 % Convertible subordinated notes	N/A	N/A	6,276	N/A
5.25% Convertible subordinated notes	6,221	N/A	3,633	N/A

Total potentially dilutive securities	18,111	*	18,798	*

Weighted average shares outstanding - Diluted	68,699	51,490	69,299	51,363

*

Due to the Company’s net loss for the three and six months ended March 31, 2005, potentially dilutive securities were deemed to be anti-dilutive for these periods. The weighted average number of shares of potentially dilutive securities (convertible notes and employee and director stock options) for the three and six months ended March 31, 2005 was 16,920,202 and 15,841,674, respectively.

NOTE 9 – RESIZING

The semiconductor industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during our fiscal 2001, 2002 and most of 2003. In response to these changes in the semiconductor industry, the Company developed formal resizing plans to align its cost structure with anticipated revenue levels. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. The Company documented and committed to these plans to reduce spending that included facility closings and reductions in workforce. The Company recorded the expense associated with these plans in the period the Company committed to carry out the plans. Although the Company attempted to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In summary, provisions for resizing plans were recorded during the second, third and fourth quarters of fiscal 2002. These charges were for:

•	Closure of substrate operations;

•	Reduction in headcount and consolidation of manufacturing operations in the Company’s Test business segment; and

•	Functional realignment of business management and the consolidation and closure of certain facilities.

In fiscal 2004, the Company reversed $68 thousand of these resizing charges and in fiscal 2003 the Company reversed $455 thousand of these resizing charges due to the actual severance cost associated with the terminated positions being less than the cost originally estimated.

A summary of the charges, reversals and payments of the resizing activities during the first and second quarters of fiscal 2005, fiscal 2004, 2003 and 2002 are as follows:

	(in thousands)
	Severance and Benefits	Commitments	Total
Provision for resizing plans in fiscal 2002
Continuing operations	$9,486	$9,282	$18,768
Discontinued operations	893		893
Payment of obligations in fiscal 2002	(5,914)	(300)	(6,214)

Balance, September 30, 2002	4,465	8,982	13,447
Change in estimate	(455)	—	(455)
Payment of obligations in fiscal 2003	(3,135)	(3,192)	(6,327)

Balance, September 30, 2003	875	5,790	6,665
Change in estimate	(68)	—	(68)
Payment of obligations	(440)	(2,619)	(3,059)

Balance, September 30, 2004	367	3,171	3,538
Payment of obligations	(276)	(1,209)	(1,485)

Balance, March 31, 2005	$91	$1,962	$2,053

The remaining severance and benefits obligations are expected to be paid out through June 2005. The commitments, which are primarily for lease and related facility obligations, are expected to be paid out through September 2006.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

For the three and six-month periods ended March 31, 2004 and 2005, the components of total comprehensive income (loss) are as follows:

	(in thousands)		(in thousands)
	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Net income (loss)	$29,121	$(7,673)	$29,868	$(14,864)

Foreign currency translation gain (loss)	(81)	(556)	830	2,311
Unrealized loss on investments, net of taxes	30	20	30	11

Other comprehensive income (loss)	(51)	(536)	860	2,322

Total comprehensive income (loss)	$29,070	$(8,209)	$30,728	$(12,542)

NOTE 11 - OPERATING RESULTS BY BUSINESS SEGMENT FOR CONTINUING OPERATIONS

Operating results by business segment for the three and six-month periods ended March 31, 2005 and 2004 were as follows:

Fiscal 2005 (in thousands):	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Quarter ended March 31, 2005:
Net revenue	$38,985	$63,616	$22,168	$—	$124,769
Cost of sales	22,655	52,085	19,584	—	94,324

Gross profit	16,330	11,531	2,584	—	30,445
Operating costs	13,031	5,770	13,402	3,783	35,986
(Gain) loss on sale of assets				378	378

Income (loss) from operations	$3,299	$5,761	$(10,818)	$(4,161)	$(5,919)

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Six months ended March 31, 2005:
Net revenue	$68,334	$127,634	$45,122	$—	$241,090
Cost of sales	39,981	103,337	40,949	—	184,267

Gross profit	28,353	24,297	4,173	—	56,823
Operating costs	25,108	12,063	24,348	7,612	69,131
(Gain) loss on sale of assets			(1,497)		(1,497)

Income (loss) from operations	$3,245	$12,234	$(18,678)	$(7,612)	$(10,811)

Segment Assets at March 31, 2005	$101,081	$119,889	$151,322	$96,211	$468,503

Fiscal 2004 (in thousands):	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Quarter ended March 31, 2004:
Net revenue	$135,360	$56,170	$30,241	$—	$221,771
Cost of sales	76,458	44,082	24,697	—	145,237

Gross profit	58,902	12,088	5,544	—	76,534
Operating costs	15,861	5,209	13,339	5,285	39,694
Resizing costs				(68)	(68)
Asset Impairment			3,293		3,293
(Gain) loss on sale of assets			(85)	(709)	(794)

Income (loss) from operations	$43,041	$6,879	$(11,003)	$(4,508)	$34,409

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Six months March 31, 2004:
Net revenue	$216,440	$105,678	$53,522	$—	$375,640
Cost of sales	125,582	82,172	43,990	—	251,744

Gross profit	90,858	23,506	9,532	—	123,896
Operating costs	30,529	10,433	24,122	9,817	74,901
Resizing costs	—	—	—	(68)	(68)
Asset Impairment			3,293		3,293
(Gain) loss on sale of assets			(85)	(709)	(794)

Income (loss) from operations	$60,329	$13,073	$(17,798)	$(9,040)	$46,564

Segment Assets at March 31, 2004	$147,036	$100,963	$169,190	$119,853	$537,042

NOTE 12 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs, a facility lease and a customs bond, and its wire manufacturing subsidiary has issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by the assets of the Company’s wire manufacturing subsidiary and contains restrictions on that subsidiary’s net worth, ratio of total liabilities to net worth, ratio of EBITDA to interest expense and ratio of current assets to current liabilities.

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

The table below details the activity related to the Company’s reserve for product warranty expense for the three months and six months ended March 31, 2005:

	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Reserve for product warranty at beginning of quarter	$1,096	$596	$1,008	$956
Provision for product warranty expense	1,124	354	1,819	497
Product warranty costs incurred	(850)	(442)	(1,457)	(945)

Reserve for product warranty at end of quarter	$1,370	$508	$1,370	$508

Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion has varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet, as of March 31, 2005 was $29.8 million.

In September 2004, the tax authority in Singapore notified the Company that it believes Goods and Services Tax (“GST”) in the amount of $3.1 million is owed on the return of gold scrap to the Company’s former gold supplier over the period from 1998 to 2004. The Company does not agree with this assessment and has filed an objection. In the event the Company is unsuccessful in its objection and subsequent appeal if necessary, the Company believes it will recover the cost from its former gold supplier. For these reasons, no accrual for this contingency has been included in the Company’s financial statements. The Company believes that resolution of this matter may take two to three years.

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

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. Sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 14% and 11%, respectively, of the Company’s net sales for the six months ended March 31, 2005. In the six months ended March 31, 2004, sales to Advanced Semiconductor Engineering accounted for 16% of the Company’s net sales. No other customer accounted for more than 10% of total net sales during the six months ended March 31, 2005 or 2004. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At March 31, 2005, Intel accounted for 12% of total accounts receivable and at September 30, 2004, Advanced Semiconductor Engineering accounted for 16% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at March 31, 2005 or September 30, 2004.

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

NOTE 13 – EMPLOYEE BENEFIT PLANS

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

Net period pension costs for the six months ended March 31, 2005 for this plan were approximately $244 thousand and included interest costs of $557 thousand and amortization of a net loss of $318 thousand, offset by an expected return on plan assets of $631 thousand. During the six months ended March 31, 2005, the Company funded this plan by contributing 215,000 shares of Company stock valued at $1.5 million using the market price of the Company’s stock on the date of the contribution to value the funding.

Net period pension cost for the six months ended March 31, 2004 for this plan was approximately $411 thousand and included interest costs of $570 thousand and amortization of net loss of $377 thousand, offset by expected return on plan assets of $536 thousand. During the six months ended March 31, 2004, the Company funded this plan by contributing 90,000 shares of Company stock valued at $1.3 million using the market price of the Company’s stock on the date of the contribution to value the funding

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan for the six months ended March 31, 2005 and 2004, respectively, totaled $1.0 million and $1.1 million, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 14 – SUBSEQUENT EVENTS

On April 26, 2005, the Company issued a notice under the Worker Adjustment Retraining and Notification Act (“WARN Act”) to the employees of its Hayward, California test facility that the Company plans to transfer the majority of the manufacturing operations at this facility to the Company’s Suzhou, China facility and the remainder to Gilbert, AZ, and to close the Hayward facility by September 2005. Also on April 26, the Company issued a WARN Act notice to employees of its San Jose, California test facility that the Company plans to reduce its workforce at this facility in July 2005, as certain of the Company’s test product manufacturing operations at this facility are transferred to the Company’s Suzhou, China facility. For competitive reasons, the Company continues to reduce its manufacturing capacity in the U.S. and Europe, while expanding manufacturing capacity in China.

The Company expects to record charges for these activities of approximately $1.5 million, consisting of approximately $1.2 million for severance, retention, and employee relocation payments, and $0.3 million for other related closing costs, such as professional fees and asset transfer costs, all of which will result in future cash expenditures. The Company expects to record these charges during its third fiscal quarter ending June 30, 2005 and fourth fiscal quarter ending September 30, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, operating expenses, amortization expenses, gross margins, working capital needs, liquidity and capital requirements, cash flows and cash reserves, and to our product development, demand forecasts, competitiveness, and the benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials and test solutions;

•	the successful operation of our existing test business, development and introduction of new test products and our test business’s expected growth rate;

•	cost reduction initiatives, including workforce reductions, consolidation of operations and transfer of manufacturing capacity to China; and

•	the projected continuing demand for wire bonders.

Generally words such as “may,” “will,” “should,” “could,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “goal,” “continue,” and “believe,” or the negative of or other variations on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes of this Form 10-Q and the Audited Financial Statements and Notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended September 30, 2004 for a full understanding of our financial position and results of operations.

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

The semiconductor industry historically has been volatile, with periods of rapid growth followed by downturns. One such downturn started in fiscal 2001 and persisted throughout most of fiscal 2003. The industry recovered from this downturn in late fiscal 2003 through the first three quarters of fiscal 2004, with revenues for the Company peaking in the March 2004 quarter. However, during the fourth quarter of fiscal 2004, we experienced a 24.2% fall-off in sales compared to our third quarter. The sales decline continued into the first quarter of fiscal 2005 as sales were down 21.2% compared to the fourth quarter of the previous year. Revenue increased 7.3% during the second quarter of fiscal 2005, compared to the prior quarter. While we believe the industry is inching upward from a cyclical trough, we do not believe that the rate of improvement is sufficient to trigger significant increases in our equipment revenues in the quarter ending June 30, 2005. Based on customer indications and other factors, we currently expect net sales during the quarter ending June 30, 2005 to be in the range of flat to up not more than 10% from the revenue level in the quarter ended March 31, 2005. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

We have continued to lower our cost structure by consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing better but lower cost equipment. Cost reduction efforts have become an important part of our normal ongoing operations and we believe this will drive down our cost structure below current levels, while not diminishing our product quality. In doing so, we expect to incur additional quarterly expenses such as severance and facility closing costs as a result of these cost reduction programs. Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business.

We reported losses from operations from our test business segment of $10.8 million during the second quarter of fiscal 2005 and $18.7 million during the first half of fiscal 2005. We are continuing with our plan to improve the performance of this segment through new product introductions, consolidation of test facilities, the transfer of a greater portion of test production to our China facility, and outsourcing a greater portion of the test production. We expect this plan will continue through 2006 and will result in future period charges and/or restructuring charges.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials and test products. Set forth below is a table listing the percentage of our total net revenues for each business segment for the three and six months ended March 31, 2004 and 2005:

	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Equipment	61.0%	31.2%	57.6%	28.3%
Packaging materials	25.3%	51.0%	28.1%	52.9%
Test	13.6%	17.8%	14.2%	18.8%

	100.0%	100.0%	100.0%	100.0%

Our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas sales at our test and package materials business segments tend to follow the trend of total semiconductor unit production.

Equipment

We manufacture and market a line of wire bonders, which are used to connect very fine wires, primarily made of gold, between the bond pads of a semiconductor die and the leads on the integrated circuit (IC) package to which the die has been attached. We believe that our wire bonders offer competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our machines are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages.

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

The implied fair values of our test goodwill and intangible assets are based in part on the present value of future cash flows that we expect to generate from our development stage products that we plan to introduce. These new products consist of the following:

•

Quatrix program – The Quatrix program encompasses development of our next generation test socket technology. The new products that will encompass this new technology are expected to offer improvements in both electrical test performance and lower cost, compared to current generation solutions that are based on pogo pin-based technologies. We have placed beta versions of this product with a customer during the quarter, and we are in the process of planning additional beta tests of this product with customers during the June 2005 quarter.

•

Advanced Vertical Test (“AVT”) Memory program – The AVT memory program consists of development of next generation probe card technology targeted at memory product applications. We are in the process of scaling up from producing engineering test vehicles to producing customer ready probe cards later this calendar year.

•

AVT Array program – The AVT array program encompasses development of a next generation probe card technology for flip chip applications. Development efforts are on schedule and we expect to deliver our first beta versions of this product to customers by the end of 2005.

We continue to fully support the development of these new test products. However, as with most, if not all of our new product development programs, we have experienced delays in development and there are significant challenges and related risks associated with our continuing development efforts, which could further delay or prevent completion of these new products. If the financial performance of our existing test business does not improve or if profits that we expect to generate from sales of new test products are delayed or never realized, the implied fair values calculated to continue to support our test goodwill and intangible assets would be adversely impacted. Considering the impact that the performance of our existing test business and the planned new products have on our implied fair values calculations, we continue to closely monitor the progress of our existing business and these new product development programs to ensure our implied value calculations properly reflect the current performance of our existing test business and the overall development risks associated with these new products.

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended March 31, 2005, we recorded bookings of $129.0 million, compared to $114.0 million in the quarter ended December 31, 2004 and $219.2 million in the quarter ended March 31, 2004. The reduction in bookings during the three months ended March 31, 2005 compared to the same period a year ago was caused by a reduction in bookings within our Equipment segment brought on by the downturn in the semiconductor industry. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our Company’s credit requirements. At March 31, 2005, we had a backlog of customer orders totaling $62.0 million, compared to $58.0 million at December 31, 2004 and $111.8 million at March 31, 2004. Our bookings and backlog as of any date may not be indicative of net revenues for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenue

Business segment net revenues during the three and six months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2004	2005	% Change	2004	2005	% Change
	Net Revenue	Net Revenue		Net Revenue	Net Revenue
Equipment	$135,360	$38,985	-71.2%	$216,440	$68,334	-68.4%
Packaging materials	56,170	63,616	13.3%	105,678	127,634	20.8%
Test	30,241	22,168	-26.7%	53,522	45,122	-15.7%

	$221,771	$124,769	-43.7%	$375,640	$241,090	-35.8%

Overall, net revenue from continuing operations for the quarter ended March 31, 2005 decreased $97.0 million or 43.7% from the same period in the prior year. For the six months ended March 31, 2005 net revenue from continuing operations decreased $134.6 million or 35.8% as compared to the six months ended March 31, 2005. The following is a review of net revenue for each of our three business segments.

For the three months ended March 31, 2005, net revenue for the Equipment segment declined 71.2% to $39.0 million from $135.4 million in the same period a year ago. The 71.2% decrease in revenue was primarily due to a 77.4% decrease in unit sales of our automatic ball bonders compared to the same period a year ago caused by the downturn in the semiconductor industry. Partially offsetting this decrease in unit volume was a 5.3% increase in average selling prices due to customer mix. For the quarter ended March 31, 2005, net revenue increased $9.7 million to $39.0 million from $29.3 million during the quarter ended December 31, 2004, as unit sales of our automatic ball bonders increased 42.6% as demand from existing customers increased during the quarter. Average selling prices during the March 2005 quarter were unchanged from the December 2004 quarter.

For the six months ended March 31, 2005, net revenue for the Equipment segment declined 68.4% to $68.3 million from $216.4 million in the same period a year ago as a result of a downturn in the semi-conductor industry. The 68.4% decrease in revenues was primarily due to a 76.2% decrease in unit sales of our automatic ball bonders compared to the same period a year ago that was partially offset by a 4.8% increase in average selling prices caused by customer mix.

Our packaging materials segment net revenue increased 13.3% to $63.6 million during the quarter ended March 31, 2005, from $56.2 million during the same period a year ago. The $7.4 million increase in packaging materials revenue primarily resulted from a $9.1 million increase in wire revenue that was partially offset by a $2.0 million reduction in capillary revenue. Approximately two-thirds of the $9.1 million increase in wire revenue was due to a 23.3% increase in gold wire unit volumes (measured in Kft) caused by increased orders from existing customers and two new customers in Taiwan. The remaining one-third of the increase in wire revenue was caused by a 5.2% increase in the price of gold. The $2.0 million reduction in capillary revenue was equally caused by a 7.7% reduction in unit sales brought on by the downturn in the semiconductor industry, and a 9.5% reduction in average selling prices during the quarter ended March 31, 2005, compared to the year ago quarter.

Our packaging materials segment net revenue increased 20.8% to $127.6 million during the six months ended March 31, 2005 from $105.7 million during the same period a year ago. The $21.9 million increase in packaging materials revenue resulted from a $24.3 million increase in wire revenue that was partially offset by a $3.0 million reduction in capillary revenue. Approximately two-thirds of the $21.9 million increase in wire revenue was due to a 32.9% increase in gold wire unit volumes (measured in Kft) caused by increased orders from existing customers and two new customers in Taiwan. The remaining one-third increase in wire revenue was caused by a 7.0% increase in the price of gold. The $3.0 million reduction in capillary revenue was equally caused by a 6.0% reduction in unit sales brought on by the downturn in the semiconductor industry, and a 6.9% reduction in average selling prices during the six months ended March 31, 2005, compared to the same period a year ago.

Our test segment net revenue decreased 26.7% to $22.2 million during the quarter ended March 31, 2005 from $30.2 million during the same period a year ago. The lower net revenues were primarily due to lower unit sales of our test products caused by increased competition in the Company’s target markets and the recent downturn in the semiconductor industry. Blended average selling prices are not meaningful in the test business due to lack of a standard unit of measure and the large difference in part types sold. As such, blended average selling price is not a metric used by management.

Our test segment net revenue decreased 15.7% to $45.1 million during the six months ended March 31, 2005 from $53.5 million during the same period a year ago. The lower net revenues were primarily due to lower unit sales of our cantilever and package test product lines caused by increased competition in the Company’s target markets and the recent downturn in the semiconductor industry.

The majority of our revenues are to customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 84% of our total sales in the first six months of fiscal 2005 compared to 88% in the first six months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 19% of our shipments in the first six months of fiscal 2005 compared to 30% of our shipments in the first six months of the prior fiscal year.

Gross Profit

Business segment gross profit and gross margin percentage during the three and six months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	2004	% Sales	2005	% Sales	2004	% Sales	2005	% Sales
Equipment	$58,902	43.5%	$16,330	41.9%	$90,858	42.0%	$28,353	41.5%
Packaging materials	12,088	21.5%	11,531	18.1%	23,506	22.2%	24,297	19.0%
Test	5,544	18.3%	2,584	11.7%	9,532	17.8%	4,173	9.2%

	$76,534	34.5%	$30,445	24.4%	$123,896	33.0%	$56,823	23.6%

Overall, gross profit decreased $46.1 million during the three months ended March 31, 2005 and $67.1 during the six months ended March 31, 2005 compared to the same periods in the prior year. The lower gross profit during each of these periods is primarily due to the downturn in the semiconductor industry, resulting in reduced demand for our products, particularly for our automatic ball bonders within our equipment segment. To a lesser extent, the lower gross profit was caused by higher unit costs within our test business segment resulting from decreased demand for our test products and duplicate production costs as we increased production capacity at our China facility to allow for the transfer and shutdown of certain test segment production operations in Europe and the United States. Gross margin decreased to 24.4% during the three months March 31, 2005 from 34.5% in the year ago period, and to 23.6% during the six months ended March 31, 2005 from 33.0% during the same year ago period. The decrease in gross margin during these periods is primarily due to a product mix shift from higher margin equipment sales to lower margin package materials segment sales, and to higher unit costs within our test segment.

For the three months ended March 31, 2005, our equipment segment gross profit decreased $42.6 million, compared to the year ago period, as demand for our automatic ball bonders declined sharply. Gross margin decreased 1.6%, from 43.5% to 41.9% from the year ago quarter. The decrease in gross margin was caused by a 5.5% increase in unit costs resulted from lower production levels that was offset by favorable customer mix changes.

For the six months ended March 31, 2005, our equipment segment gross profit decreased $62.5 million, compared to the same period a year ago, as demand for our automatic ball bonders declined sharply. Gross margin decreased 0.5% from 42.0 % to 41.5% for the same period a year ago. The decrease was caused by a 4.5% increase in unit costs resulting from lower production levels that was offset by favorable customer mix changes.

Our packaging materials segment gross profit decreased $0.6 million during the quarter ended March 31, 2005, compared to the same period a year ago. Gross margin decreased to 18.1% from 21.5% during the year ago quarter. This decrease was due to a 2.5% decrease in capillary gross margins, caused by a 9.5% decrease in average selling prices that was offset by a 3.0% reduction in unit costs. A 5.2% increase in the cost of gold also contributed to the decline in gross margins during the three months ended March 31, 2005.

Our packaging materials segment gross profit increased $0.8 million during the six months ended March 31, 2005, compared to the same period a year ago. Gross margin decreased to 19.0% from 22.2% from the year ago quarter. The decline in gross margin was due to a higher percentage of lower margin wire sales compared to other packaging materials sold during the period, as wire sales increased 32.2% during the six months ended March 31, 2005 from the same period a year ago. A 7.0% increase in the cost of gold also contributed to the decline in gross margins during the six months ended March 31, 2005.

Our test segment gross profit decreased $3.0 million during the quarter ended March 31, 2005 compared to the same period a year ago. Our test segment gross margin also declined to 11.7% during the March 2005 quarter from 18.3% during the year ago quarter. Our test segment gross profit decreased $5.4 million during the six months ended March 31, 2005, compared to the same period a year ago. Our test segment gross margin also declined to 9.2% during the six months ended March 2005 from 17.8% in the same period a year ago. The decline in gross margin was due to higher unit costs during the period caused by lower production volumes as demand for our test products decreased, lower average selling prices, and the increased production costs associated with the production capacity added to our China facility to provide for the transfer and shutdown of certain test operations in Europe and the U.S.

Operating Expense

Operating expenses during the three and six-months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	2004	% Sales	2005	% Sales	2004	% Sales	2005	% Sales
Selling, general and administrative	$28,651	12.9%	$23,745	19.0%	$53,367	14.2%	$45,818	19.0%
Research and development, net	8,728	3.9%	9,923	8.0%	16,904	4.5%	18,801	7.8%
Resizing	(68)	0.0%	—	0.0%	(68)	0.0%	—	0.0%
Asset Impairment	3,293	1.5%	—	0.0%	3,293	0.9%	—	0.0%
(Gain) loss on sale of assets	(794)	-0.4%	378	0.3%	(794)	-0.2%	(1,497)	-0.6%
Amortization of intangible assets	2,315	1.0%	2,318	1.9%	4,630	1.2%	4,512	1.9%

	$42,125	18.9%	$36,364	29.2%	$77,332	20.6%	$67,634	28.1%

Selling, General and Administrative

Selling, General and Administrative (SG&A) expenses for three and six months ended March 31, 2005 decreased $5.0 million and 7.6 million, respectively from the same year ago periods. Included in SG&A for the three months ended March 31, 2004 was approximately $4.3 million of incentive compensation, expenses of $2.7 million associated with the closing of a probe card production facility in France, and $0.6 million of severance. SG&A expense in the March 31, 2005 quarter did not include any costs for incentive compensation and included $2.0 million of severance costs, of which $1.2 million related to the closing of the Scotland test facility. SG&A expenses for the six months ended March 31, 2004 included approximately $7.3 million of incentive compensation. SG&A expense in the six months ended March 31, 2005 did not include any costs for incentive compensation.

Research and Development

Research and Development expense for the three and six months ended March 31, 2005 increased $1.2 million and $1.9 million, respectively from the same year ago periods. Approximately one half of the increase during each period was caused by an increase in compensation costs with the other half of the increase resulting from an increase in engineering prototype expenses, as we increased our investment in the research and development of next-generation products for the ball bonder, package test and vertical test product lines. We expect research and development expenses to remain at the current quarter levels at least through the end of fiscal 2005.

Asset Impairment

In the March 2004 quarter we recorded an asset impairment charge of $3.3 million associated with exiting our PC board fabrication business and the closure of a probe card production facility in France.

Gain on Sale of Assets

For the three months ended March 31, 2005, the $0.4 million loss represents the reversal of the ratable portion of the gain originally recognized on the sale of the Willow Grove land and building and recorded during the three months ended December 31, 2004, as described in Note 6, Property, Plant and Equipment contained herein in Part I, Item 1 – Financial Statements. For the six months ended March 31, 2005 we realized a gain of $1.5 million on the sale of land and building in Gilbert, Arizona. In the second quarter of fiscal 2004, we realized a gain of $0.7 million on the sale of land and $0.1 million on the sale of a portion of our PC board business.

Amortization of Intangible Assets

The amortization expense for the three and six months ended March 31, 2005 was $2.3 million and $4.5 million, respectively, and for the three and six months ended March 31, 2004 was $2.3 million and $4.6 million, respectively. The amortization expense is attributable to intangible assets for customer accounts and completed technology arising from the acquisition of our test business. The aggregate amortization expense for these items for each of the next five fiscal years is expected to be approximately $9.0 million.

Income (loss) From Operations

Business segment income (loss) from operations during the three and six months ended March 31, 2005 and 2004 was as follows:

	(dollars amounts in thousands)				(dollars amounts in thousands)
	Three months ended March 31,				Six months ended March 31,
	2004	% Sales	2005	% Sales	2004	% Sales	2005	% Sales
Equipment	$43,041	31.8%	$3,299	8.5%	$60,329	27.9%	$3,245	4.7%
Packaging materials	6,879	12.2%	5,761	9.1%	13,073	12.4%	12,234	9.6%
Test	(11,003)	-36.4%	(10,818)	-48.8%	(17,798)	-33.3%	(18,678)	-41.4%
Corporate and other	(4,508)	—	(4,161)	—	(9,040)	—	(7,612)	—

	$34,409	15.5%	$(5,919)	-4.7%	$46,564	12.4%	$(10,811)	-4.5%

As noted in the above table, the loss from operations for the three months ended March 31, 2005 was $5.9 million, compared to income from operations of $34.4 million in the same period of the prior year. The loss from operations for the six months ended March 31, 2005 was $10.8 million, compared to income from operations of $46.6 million in the same period of the prior year. The $39.5 million reduction for the three months ended March 31, 2005 and $57.4 million for the six months ended March 31, 2005 was primarily due to reduced demand for our ball bonders within our Equipment segment caused by the downturn in the semiconductor industry.

Our packaging materials business operating income decreased for the three and six months ended March 31, 2005 compared to the same periods a year ago, primarily due to lower capillary unit sales. Our test business segment operating losses increased for the three and six months ended March 31, 2005 compared to the same period in the prior year due to lower demand for our products and higher unit costs as we increased our production capacity in China prior to shutdown of test segment production operations in Europe and the U.S transfer to China.

The loss from operations within our Corporate and Other segment decreased in the three and six months ended March 31, 2005 from the same period in the prior year as no employee incentive compensation expense was recorded during the current fiscal year compared to $4.3 million in the three months ended March 31, 2004 and $7.3 million in the six months ended March 31, 2004.

Interest Income and Expense

Interest income in the three and six months ended March 31, 2005 was $0.3 million and $0.5 higher than in the same periods of the prior fiscal year due to higher rates of return on higher average invested cash balances. Interest expense in the three and six months ended March 31, 2005 was $1.0 million and $1.9 million compared to $2.4 million and $6.9 and in the same period of the prior fiscal year. Interest expense in both the current and prior period primarily reflects interest on our Convertible Subordinated Notes. The lower interest expense for the three and six months ended March 31, 2005 was due to the early extinguishment of our 4.75% and 5.25% Convertible Subordinated Notes and issuance of 0.5% and 1.0% Convertible Subordinated Notes. These transactions also reduced the total subordinated debt outstanding as of March 31, 2005 by $30.0 million from the total amount of subordinated debt outstanding at the beginning of the prior year.

Charge on Early Extinguishment of Debt

For the quarter ended December 31, 2003, we wrote-off $2.6 million of issuance costs and incurred $3.6 million of call premium costs associated with the redemption of the 4.75% Convertible Subordinated Notes. For the quarter ended March 31, 2004, we wrote-off $0.4 million of issuance costs and incurred $0.2 million of call premium costs associated with the redemption of the 5.25% Convertible Subordinated Notes.

Provision for Income Taxes

The tax expense in the three months ended March 31, 2005 reflects income taxes of $0.3 million on income from foreign jurisdictions, $0.1 million for the potential repatriation of foreign earnings and $0.9 million for additional tax contingency reserves and related interest expense. Tax expense in the six months ended March 31, 2005 reflects income taxes of $1.1 million on income from foreign jurisdictions, $0.9 million for the potential repatriation of foreign earnings and $1.2 million for additional tax contingency reserves and related interest expense on those reserves. Our tax expense in the three and six months ended March 31, 2004 reflects income tax on income in foreign jurisdictions. In the six months ended March 31, 2005, we have increased our valuation allowance against our U.S. net operating loss carryforwards by approximately $5.4 million, which is equal to the amount of deferred tax asset generated by additional U.S. net operating loss carryforwards.

On October 22, 2004 the U.S. Government passed The American Jobs Creation Act. The Act provides for certain tax benefits including but not limited to those associated with the reinvestment of foreign earnings in the United States. We are currently evaluating the Act and may or may not benefit from such provisions. For fiscal 2005 or 2006, we could elect under the Act, to apply an 85% dividends-received deduction against certain dividends received from controlled foreign corporations, in which it is a U.S. shareholder. Undistributed earnings being considered for potential repatriation could be as much as $100.0 million. We have, and continue to provide for potential taxes on repatriation of foreign earnings, including foreign withholding tax, and do not expect any future repatriation of foreign earnings under the Act to result in additional income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, total Cash and Investments were $106.3 million compared to $95.8 million at September 30, 2004, an increase of $10.5 million. The net cash provided by operating activities during the six months ended March 31, 2005 of $2.6 million was primarily derived from favorable changes in working capital of $5.0 million that were partially offset by cash used in operations of $2.4 million. The net cash used in investing activities of $8.7 million consisted of capital expenditures of $6.3 million and net investment outflows of $3.6 million that were partially offset by net cash proceeds of $1.2 million received from the sale of the land and building in Gilbert, Arizona. The net cash provided by financing activities of $10.8 million primarily consisted of $10.6 million of cash received from the direct financing arrangement associated with the Willow Grove land and building transaction, as described in Note 6, Property, Plant and Equipment contained herein in Part I, Item 1 – Financial Statements.

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

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 31, 2005 have not been included in the consolidated balance sheet and statements of operations included in this Form 10-Q. However, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity. The most significant of these are our inventory purchase obligations, which reflect our expectations of future demand for our bonding equipment.

The following table identifies obligations and contingent payments under various arrangements at March 31, 2005 including those not included in our consolidated balance sheet:

	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$270,000	—	—	$205,000	$65,000
Capital Lease obligations	315	$41	$82	82	110
Operating Lease obligations*	29,689	7,262	7,986	5,031	9,410
Debt associated with direct financing arrangement	10,622	590	10,032
Inventory Purchase obligations*	29,763	29,763	—		—
Commercial Commitments:
Gold Supply Agreement	11,281	11,281
Standby Letters of Credit*	3,334	3,334	—	—	—

Total contractual obligations and commercial commitments	$355,004	$52,271	$18,100	$210,113	$74,520

*	Represents contractual amounts not reflected in the consolidated balance sheet at March 31, 2005.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. The capital lease obligations relate to the facility lease. The operating lease obligations at March 31, 2005 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Debt associated with direct financing arrangement represents the proceeds received on the land and building transaction, as described in Note 6, Property, Plant and Equipment contained herein in Part I, Item 1 – Financial Statements. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The Gold Supply Agreement includes gold inventory purchases we are obligated to pay for upon shipment of the fabricated gold to our customers.

The standby letters of credit represent obligations in lieu of security deposits for a gold financing agreement, a facility lease, and employee benefit programs.

At March 31, 2005, the fair value of our $205.0 million 0.5% Convertible Subordinated Notes was $155.3 million, and the fair value of our $65.0 million 1.00% Convertible Subordinated Notes was $49.6 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximate the book value of those assets and liabilities. At March 31, 2005 the Standard & Poor’s rating for the 0.5 % Convertible Subordinated Notes was CCC+, and the 1.0% Convertible Subordinated Notes are currently not rated.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment of ARB 43, chapter 4 (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

The FASB recently issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The effective date for this standard is annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a Company’s adoption date. We are currently assessing each of the three transition methods offered by FAS 123R and believe adoption of FAS 123R will have a material impact on our consolidated financial statements, regardless of the method selected.

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

During the fourth quarter of fiscal 2004, we experienced a 24.2% decline in sales compared to our third quarter. The sales decline continued into the first quarter of fiscal 2005 as sales were down 21.2% compared to the fourth quarter of fiscal 2004. Although sales increased 7.3% in the second quarter of fiscal 2005 compared to the first fiscal quarter, we believe the semiconductor industry remains in a downturn. There can be no assurances regarding the length or severity of the current downturn. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

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

Some of the factors that may cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

•	our test business has lower margins than assembly equipment and packaging materials;

•	some lines of equipment within our business segments are more profitable than others; and

•	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements;

•	virtually all of our orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	changes in our pricing, or that of our competitors;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	unanticipated delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to customer anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

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

Most of our sales and a substantial portion of our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 84% of our net sales for the three months ending March 31, 2005, 86% of our net sales for fiscal 2004 and 80% of our net sales for fiscal 2003 were attributable to sales to customers for delivery outside of the United States, in particular to customers in the Asia/Pacific region. We expect this trend to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, we manufacture capillaries in Israel and China, bonding wire in Switzerland, test products in Taiwan, China and France, and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	expropriation of our foreign assets;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	the difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities regarding transfer pricing regulations;

•	episodic events outside our control such as, for example, the outbreak of Severe Acute Respiratory Syndrome or influenza;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

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

We may not be able to consolidate manufacturing facilities without incurring unanticipated costs and disruptions to our business

In an effort to further reduce our cost structure, we are closing some of our manufacturing facilities and expanding others. We may incur significant and unexpected costs, delays and disruptions to our business during this consolidation process. Because of unanticipated events, including the actions of governments, employees or customers, we may not realize the synergies, cost reductions and other benefits of any consolidation to the extent or within the timeframe that we currently expect.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In the six months ending March 31, 2005, and for fiscal 2004 and fiscal 2003, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 14%, 17% and 13%, respectively, of our net sales.

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

•	reliability or quality problems with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay our shipments; and

•	the loss of suppliers as a result of consolidation of suppliers in the industry.

If we are unable to deliver products to our customers on time for these or any other reasons; if we are unable to meet customer expectations as to cycle time; or if we do not maintain acceptable product quality or reliability, our business, financial condition and operating results may be materially and adversely affected.

Our test business presents significant management and operating challenges

During fiscal 2001, we acquired two companies that design and manufacture test solutions, Cerprobe Corporation and Probe Technology Corporation, and combined their operations to create our test business. Since its acquisition in 2001, this business has not performed to our expectations. Problems have included difficulties in rationalizing duplicate products and facilities, and in integrating these acquisitions. Our plan to correct these problems centers on the following steps: standardize production processes between the various test manufacturing sites, create and ramp production of our highest volume products in a new lower cost site in China and/or outsource production where appropriate; then rationalize excess capacity by converting existing higher cost, low volume manufacturing sites to service centers. Our plan to achieve profitability in our test business also depends upon the successful development, manufacture and sale of new test products on a timely and cost effective basis. If we are unable to successfully implement our plans, our operating margins, results of operations and financial condition will continue to be adversely affected by the poor performance of our test business.

Diversification into multiple businesses increases demands on our management and systems

Our diversification strategy into multiple business segments has increased demands on our management, financial resources and information and internal control systems. Our success will depend, in part, on our ability to manage and integrate our test division and our equipment and packaging materials businesses and to continue successfully to implement, improve and expand our systems, procedures and controls. If we fail to integrate our businesses successfully or to develop the necessary internal procedures to manage diversified businesses, our business, financial condition and operating results may be materially and adversely affected.

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

In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants. In addition, established competitors may combine to form larger, better capitalized companies. Some of our competitors have or may have significantly greater financial, engineering, manufacturing and marketing resources than we have. Some of these competitors are Asian and European companies that have had and may continue to have an advantage over us in supplying products to local customers who appear to prefer to purchase from local suppliers, without regard to other considerations.

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

We have significant intangible assets and goodwill, which we are required to evaluate annually

In fiscal 2002 and 2003, we recorded substantial write-downs of goodwill. However, our financial statements continue to reflect significant intangible assets and goodwill. We are required to perform impairment testing periodically to support the carrying value of goodwill and intangible assets. The implied fair values calculated to support our test business goodwill and intangible assets are primarily based upon the present value of future cash flows that will be generated from our existing test business and new, development stage test products. If the financial performance of our existing test business does not improve or if profits that we expect to generate from sales of new test products are delayed or never realized there will be a significant adverse impact on the implied fair values calculated to continue to support our test goodwill and intangible assets. Should we be required to recognize additional intangible or goodwill impairment charges, our operating results and financial condition would be adversely affected.

Anti-takeover provisions in our articles of incorporation and bylaws, and under Pennsylvania law may discourage other companies from attempting to acquire us

Some provisions of our articles of incorporation and bylaws of Pennsylvania law may discourage some transactions where we would otherwise experience a fundamental change. For example, our articles of incorporation and bylaws contain provisions that:

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

We may be unable to generate enough cash to repay our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $1.7 million in each of fiscal years 2005 through 2008, $821 thousand in fiscal 2009 and $488 thousand in fiscal 2010 on our aggregate $270 million of convertible subordinated debt. Principal payments of $205.0 million and $65.0 million on the convertible subordinated debt are due in fiscal 2009 and 2010, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

•

insufficient cash flow from operations to repay our outstanding indebtness when it becomes due may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us; and

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

SFAS No. 123R, “Share-Based Payment,” will be effective for public companies for annual periods beginning after June 15, 2005. Under SFAS No. 123R, companies must expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting.

We are currently assessing each of the three transition methods offered by FAS 123R and believe the adoption of FAS 123R will have a material impact on our consolidated financial statements regardless of the method selected. In addition, this could negatively impact our ability to utilize employee stock plans to recruit and retain employees and could result in a competitive disadvantage to us in the employee marketplace.

Failure to receive shareholder approval for additional employee stock options and other equity compensation may adversely affect our ability to hire and retain employees.

Currently, we do not have an employee equity compensation plan in place that would allow us to issue significant additional equity compensation to employees. Our board of directors approved an equity stock compensation plan and recommended the plan to shareholders for approval at our 2005 Annual Shareholder Meeting. The shareholders did not approve the plan. If we do not receive shareholder approval of a new plan at our 2006 Annual Shareholder Meeting that provides for a sufficient number and type of awards, our ability to hire and retain employees may be adversely affected. In an effort to remain competitive in the employee marketplace, we may decide to increase employees’ cash compensation, which may have an adverse impact on our financial condition and operating results.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 51.7 million shares were outstanding as of March 31, 2005. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and related rules adopted by the Securities and Exchange Commission require us to evaluate the adequacy of our internal controls over financial reporting

The Securities and Exchange Commission has adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K. The report of management must contain an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. These requirements will first apply to our Annual Report on Form 10-K for the fiscal year ending September 30, 2005. We are currently evaluating our internal control over financial reporting in order to ensure compliance with Section 404 and related SEC rules. If our internal control over financial reporting is not effective or the level at which these controls are documented, designed, operated or reviewed, investors may lose confidence in the reliability of our financial statements, which could negatively impact the market price of our common stock.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. At March 31, 2005, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $35.8 million. If market interest rates were to increase immediately and uniformly by

10% from levels as of March 31, 2005, the fair market value of the portfolio would decline by approximately $0.1 million.

Foreign Currency Risk

Our international operations, particularly those in Switzerland and France, are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency (the Swiss Franc and the Euro). We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. Based on the our overall currency rate exposure at March 31, 2005, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have approximately a $2.0 million impact on our financial position, results of operations and cash flows for a three month period. This impact is heavily dependent on numerous factors associated with our foreign operations, including sales to certain customers, product mix and demand, and expense levels. We currently do not use derivative financial instruments to hedge against short-term fluctuations in foreign currency exchange rates, but we are actively considering such use to reduce our exposure to changes in foreign currency exchange rates.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, are operating in an effective manner and that the information we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other information

Item 4.	Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of the Company was held on February 8, 2005. At this meeting, Mr. C. William Zadel was reelected to our board of directors for a term expiring at the 2009 Annual Meeting. In such election, 42,676,298 votes were cast for Mr. Zadel. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 6,226,708 shares at the 2005 Annual Meeting withheld authority to vote for Mr. Zadel. Messrs. C. Scott Kulicke, John A. O’Steen, MacDonell Roehm, Jr., Barry Waite, Brian R. Bachman and Philip Gerdine continue in office as members of the Company’s Board of Directors after the 2005 Annual Meeting. Mr. Alison Page retired from the board of directors effective on the date of the 2005 Annual Meeting.

The proposed 2005 Equity Incentive Plan was not approved by the shareholders at the 2005 Annual Meeting, as 15,000,545 votes were cast for the proposal and 16,740,046 votes were cast against the proposal. Proxies filed by the holders of 355,440 shares at the 2005 Annual Meeting instructed the proxy holders to abstain from voting on the proposal. The broker non-votes totaled 16,806,975 for the proposal.

Lastly, 48,169,403 shares were voted in favor of the ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm of the Company to serve until the 2006 Annual Meeting, and 443,236 shares were voted against such proposal. Proxies filed by the holders of 290,367 shares at the 2005 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 10, 2005	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President and
Chief Financial Officer
(Principal Financial Officer)