Form 10-Q
period 2005-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 2005-08-09
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 8, 2005, there were 51,936,931 shares of the Registrant’s Common Stock, without par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

		(Unaudited)
	September 30, 2004	June 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,333	$55,699
Restricted cash	3,257	3,497
Short-term investments	32,176	29,499
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/04 - $3,646; 6/30/05 - $3,310)	110,718	119,478
Inventories, net	58,017	51,084
Assets held for sale	6,072	—
Prepaid expenses and other current assets	10,310	11,133
Deferred income taxes	12,417	11,800

TOTAL CURRENT ASSETS	293,300	282,190

Property, plant and equipment, net	51,434	46,719
Intangible assets, (net of accumulated amortization: 9/30/04 - $35,209; 6/30/05- $89,254)	54,045	—
Goodwill	81,440	29,684
Other assets	7,463	6,459

TOTAL ASSETS	$487,682	$365,052

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current portion of long-term debt	$202	$10,304
Accounts payable	50,002	43,665
Accrued expenses	37,660	32,000
Income taxes payable	11,986	13,900

TOTAL CURRENT LIABILITIES	99,850	99,869

Long-term debt	275,725	270,570
Other liabilities	8,112	7,026
Deferred taxes	36,975	31,889

TOTAL LIABILITIES	420,662	409,354

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Common stock, without par value	213,847	218,111
Retained deficit	(139,912)	(256,617)
Accumulated other comprehensive loss	(6,915)	(5,796)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	67,020	(44,302)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$487,682	$365,052

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Net revenue	$194,628	$138,210	$570,268	$379,300
Cost of sales	129,556	105,168	381,300	289,435

Gross profit	65,072	33,042	188,968	89,865

Selling, general and administrative	24,688	24,592	78,055	70,410
Research and development, net	8,887	10,991	25,791	29,792
Resizing (recovery) costs	—	—	(68)	—
Intangible asset impairment	—	48,820	3,293	48,820
Goodwill impairment	—	51,756	—	51,756
(Gain) loss on sale of assets	—	(1,563)	(794)	(3,060)
Amortization of intangible assets	2,198	1,713	6,828	6,225

Operating expense	35,773	136,309	113,105	203,943

Income (loss) from operations	29,299	(103,267)	75,863	(114,078)
Interest income	275	548	781	1,564
Interest expense	(2,191)	(953)	(9,052)	(2,846)
Charge on early extinguishment of debt	(1,825)	—	(8,594)	—

Income (loss) from continuing operations before income tax	25,558	(103,672)	58,998	(115,360)

Provision (benefit) for income taxes	2,877	(1,831)	5,637	1,345

Net income (loss) from continuing operations	22,681	(101,841)	53,361	(116,705)

Loss from discontinued FCT operations	—	—	(432)	—
Loss on sale of FCT Division	—	—	(380)	—

Net income (loss)	$22,681	$(101,841)	$52,549	$(116,705)

Net income (loss) per share from continuing operations:
Basic	$0.45	$(1.97)	$1.05	$(2.27)

Diluted	$0.35	$(1.97)	$0.84	$(2.27)

Loss per share from discontinued operations:
Basic	$—	$—	$(0.01)	$—

Diluted	$—	$—	$(0.01)	$—

Net income (loss) per share:
Basic	$0.45	$(1.97)	$1.04	$(2.27)

Diluted	$0.35	$(1.97)	$0.83	$(2.27)

Weighted average shares outstanding:
Basic	50,873	51,813	50,652	51,512
Diluted	67,943	51,813	69,187	51,512

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52,549	$(116,705)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,281	20,873
Gain on sale of assets	(794)	(3,060)
Charge on early extinguishment of debt	8,594	—
Intangible asset impairment	3,293	48,820
Goodwill impairment	—	51,756
Changes in components of working capital:
Accounts receivable	(49,371)	(8,599)
Inventory	(15,714)	6,568
Prepaid expenses and other assets	(73)	(1,152)
Accounts payable and accrued expenses	29,518	(12,078)
Taxes payable	1,517	1,901
Other, net	4,911	(547)

Net cash provided by (used in) operating activities	57,711	(12,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	17,072	35,720
Purchase of investments classified as available for sale	(30,526)	(32,967)
Purchases of property, plant and equipment	(8,076)	(8,710)
Proceeds from sale of FCT Division	2,000	—
Proceeds from sale of assets	933	2,772

Net cash used in investing activities	(18,597)	(3,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,914	828
Increase in restricted cash	(430)	(240)
Net proceeds from issuance of 0.5% convertible subordinated notes	199,736	—
Net proceeds from issuance of 1.0% convertible subordinated notes	63,257	—
Repurchase of 4.75% convertible subordinate notes	(178,563)	—
Repurchase of 5.25% convertible subordinate notes	(72,291)	—
Borrowings associated with land and building direct financing arrangement	—	10,622
Payments on borrowings, including capitalized leases	(166)	(393)

Net cash provided by financing activities	15,457	10,817

Effect of exchange rate changes on cash and cash equivalents	—	(43)

Changes in cash and cash equivalents	54,571	(4,634)
Cash and cash equivalents at beginning of period	65,725	60,333

Cash and cash equivalents at end of period	$120,296	$55,699

CASH PAID DURING THE PERIOD FOR:
Interest	$9,516	$1,697
Income taxes	$3,985	$4,595

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statement information included herein is unaudited, but in the opinion of management, contains all adjustments necessary to state fairly the Company’s financial position at June 30, 2005, the results of its operations for the three and nine month periods ended June 30, 2004 and 2005, and its cash flows for the nine month periods ended June 30, 2004 and 2005 (See Note 4). The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

During the three months ended December 31, 2004, the Company sold the land and building in Gilbert, Arizona held through the variable interest entity that was previously consolidated into the Company’s financial statements. The impact of this sale decreased assets and liabilities by approximately $5.8 million and $5.5 million, respectively as of December 31, 2004.

Certain amounts contained in the accompanying fiscal 2004 condensed consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment of ARB 43, chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

The FASB recently issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. FAS 123R is effective for the Company beginning in the first quarter of fiscal 2006. The Company plans to adopt this standard using the modified prospective basis and is currently assessing what pricing model to select upon adoption. With respect to the accounting treatment of retirement eligibility provisions of employee stock-based compensation awards, the Company has historically followed the nominal vesting period approach. Upon the adoption of SFAS No. 123R, the Company will follow the non-substantive vesting period approach and recognize compensation cost immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. The adoption of FAS 123R will have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows.

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

At June 30, 2005, the Company had five stock-based employee compensation plans and two director compensation plans. No stock-based employee or director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earning (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation:

	(in thousands)
	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Net income (loss), as reported	$22,681	$(101,841)	$52,549	$(116,705)

Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,027)	(2,480)	(7,061)	(9,926)

Pro forma net income (loss)	$20,654	$(104,321)	$45,488	$(126,631)

Net income (loss) per share:
Basic-as reported	$0.45	$(1.97)	$1.04	$(2.27)

Basic-pro forma	$0.41	$(2.01)	$0.90	$(2.46)

Diluted - as reported	$0.35	$(1.97)	$0.83	$(2.27)

Diluted - pro forma	$0.32	$(2.01)	$0.69	$(2.46)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets related to two reporting units. The reporting units were the bonding wire unit, included in the Company’s Packaging Materials segment, and the test business unit, comprising the Company’s Test segment.

Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful life. The Company performs an annual impairment test of its goodwill and indefinite-lived intangible assets at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. The Company’s intangible assets other than goodwill are tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. The Company’s intangible assets in its Test business segment were comprised of customer accounts and complete technology. The Company manages and values complete technology in the aggregate as one asset group.

Due to the existence of impairment triggers, in June 2005, the Company performed interim impairment tests on the Test segment goodwill and other long-lived tangible and intangible assets. These triggers included the identification of difficulties in the development of new Test products, challenges in the introduction of these products, and greater than expected losses incurred by the Test segment. The Company retained an independent valuation firm to assist management in estimating the Test reporting unit’s fair value. Based on these impairment analyses, a goodwill impairment charge totaling $51.8 million was recorded during the three months ended June 30, 2005 to fully write off the goodwill of the Test reporting unit. The implied fair value of the Test reporting unit goodwill was determined by discounting the projected future cash flows from this reporting unit (the fair value of the reporting unit) and then performing an allocation of this fair value to the fair value of the tangible and identifiable intangible assets of the reporting unit, with the residual representing the implied fair value of the goodwill.

The Company also tested the identifiable intangible assets (other than goodwill) of the Test segment for potential impairment during the current quarter in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Based on these analyses, it determined that the fair value of the identifiable intangible assets as calculated using the undiscounted future cash flows was less than the carrying value of the net assets of the Test segment. As such, impairment charges totaling $48.8 million were recorded during the three months ended June 30, 2005 to completely write off the customer account and complete technology assets of the Test segment. The fair value of the identifiable other intangible assets was calculated using the undiscounted projected future cash flows of the Test segment.

During the March 2004 quarter, the Company performed interim impairment testing of its intangible assets as a result of the sale of certain assets of the Test segment, and recorded an impairment charge of $3.2 million associated with the reporting unit’s purchased technology intangible asset.

The changes in the carrying value of the Company’s goodwill and identifiable other intangible assets from September 30, 2004 to June 30, 2005 appear below:

	(In thousands)
	Packaging Materials Segment	Test Segment	Total Goodwill
Goodwill
Balance at September 30, 2004	$29,684	$51,756	$81,440
Third quarter impairment loss	—	(51,756)	(51,756)

Balance at June 30, 2005 (unaudited)	$29,684	$—	$29,684

	(In thousands)
	Customer Accounts	Technology	Total Other Intangible Assets
Other Intangible Assets – Test Segment
Net intangible assets balance at September 30, 2004	$25,339	$28,706	$54,045
Additions	—	1,000	1,000
Impairment loss	(22,530)	(26,290)	(48,820)
Amortization	(2,809)	(3,416)	(6,225)

Net intangible assets balance at June 30, 2005 (unaudited)	$—	$—	$—

The $1.0 million addition in the Test segment’s Technology intangible assets during the nine month period ended June 30, 2005 was for a technology license to be used in the development of new products. The aggregate amortization expense related to these intangible assets for the three and nine months ended June 30, 2005 was $1.7 million and $6.2 million, respectively, and for the three and nine months ended June 30, 2004 was $2.2 million and $6.8 million, respectively.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	(in thousands)
		(Unaudited)
	September 30, 2004	June 30, 2005
Raw materials and supplies	$45,411	$41,470
Work in process	12,350	11,017
Finished goods	13,373	11,429

	71,134	63,916
Inventory reserves	(13,117)	(12,832)

	$58,017	$51,084

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(in thousands)
		(Unaudited)
	September 30, 2004	June 30, 2005
Land	$1,843	$1,654
Buildings and building improvements	11,533	21,246
Machinery and equipment	132,184	136,770
Leasehold improvements	14,736	15,705

	160,296	175,375
Accumulated depreciation	(108,862)	(128,656)

	$51,434	$46,719

During the nine months ended June 30, 2005, the Company entered into a direct financing arrangement involving the sale and leaseback of land and a building housing its corporate headquarters in Willow Grove, Pennsylvania. In accordance with SFAS 98, “Accounting for Leases”, the Company kept the land and building on its financial statements and recorded the cash received of $10.6 million as debt.

In October 2004, the Company sold land and a building in Gilbert, Arizona amounting to $5.8 million. The Company included the gain on sale of assets of $1.5 million in its statement of operations during the quarter ended December 31, 2004.

NOTE 7 – DEBT

In the first half of fiscal year 2004, we issued $205.0 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors. The notes mature on November 30, 2008, bear interest at 0.5% per annum and are convertible into common stock of the Company at a conversion price of $20.33 per share, subject to adjustment for certain events. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% Convertible Subordinated Notes (described below). There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 of each year.

In the second half of fiscal year 2004, we issued $65.0 million of 1.0% Convertible Subordinated Notes in a private placement to qualified institutional investors. The notes mature on June 30, 2010, bear interest at 1.0% per annum and are convertible into common stock of the Company at a conversion price of $12.84 per share, subject to adjustment for certain events. The conversion rights of these notes may be terminated on or after June 30, 2006 if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our 0.5% Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 30 and December 30 of each year.

In accordance with SFAS No. 98, “Accounting For Leases”, during the nine months ended June 30, 2005 the Company recorded debt of $10.6 million, as part of accounting for a sale-leaseback transaction as a direct financing arrangement. Monthly lease payments of $100 thousand, which are allocated by the Company to interest expense and amortization of the debt, are scheduled through May 2006 at which time the gain will be recognized and the land and building and remaining debt outstanding will be removed from the Company’s financial statements. Interest expense is calculated using the Company’s incremental borrowing rate, which is estimated to be 6.0%.

NOTE 8 – EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three and nine months ended June 30, 2005, the exercise of stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were not assumed since their conversion to common shares would have an anti-dilutive effect due to the Company’s net loss position. In the June 2004 quarter, $1.1 million of after-tax interest expense, related to the 0.5% and 5.25% Convertible Subordinated Notes, was added to the Company’s net income to determine diluted earnings per share. For the nine months ended June 30, 2004, $4.7 million of after-tax interest expense, related to the 0.5%, 5.25% and 4.75% (for the period of time these securities were outstanding) Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share.

A reconciliation between the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding for the three and nine months ended June 30, 2004 and June 30, 2005 appears below:

	(in thousands)		(in thousands)
	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Weighted average shares outstanding - Basic	50,873	51,813	50,652	51,512

Potentially dilutive securities:
Employee stock options	1,692	*	2,179	*
0.5% Convertible subordinated notes	10,084	*	7,980	*
1.0% Convertible subordinated notes	55	*	18	*
4.75% Convertible subordinated notes	N/A	N/A	2,427	N/A
5.25% Convertible subordinated notes	5,239	N/A	5,931	N/A

Total potentially dilutive securities	17,070	*	18,535	*

Weighted average shares outstanding - Diluted	67,943	51,813	69,187	51,512

* Due to the Company’s net loss for the three and nine months ended June 30, 2005, potentially dilutive securities were deemed to be anti-dilutive for these periods. The weighted average number of shares of potentially dilutive securities (convertible notes and employee and director stock options) for the three and nine months ended June 30, 2005 was 15,771,078 and 15,933,533, respectively.

N/A – Not applicable as security/debenture not outstanding.

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

The Company documented and committed to these plans to reduce spending, which included facility closings and reductions in workforce. The Company recorded the expense associated with these plans in the period the Company committed to carry out the plans. Although the Company attempted to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

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

A summary of the charges, reversals and payments of the resizing activities during the first, second and third quarters of fiscal 2005, 2004, 2003 and 2002 are as follows:

	(in thousands)
	Severance and Benefits	Commitments	Total
Provision for resizing plans in fiscal 2002
Continuing operations	$9,486	$9,282	$18,768
Discontinued operations	893	—	893
Payment of obligations in fiscal 2002	(5,914)	(300)	(6,214)

Balance, September 30, 2002	4,465	8,982	13,447
Change in estimate	(455)	—	(455)
Payment of obligations in fiscal 2003	(3,135)	(3,192)	(6,327)

Balance, September 30, 2003	875	5,790	6,665
Change in estimate	(68)	—	(68)
Payment of obligations	(440)	(2,619)	(3,059)

Balance, September 30, 2004	367	3,171	3,538
Payment of obligations	(309)	(1,654)	(1,963)

Balance, June 30, 2005	$58	$1,517	$1,575

The remaining severance and benefits obligations are expected to be paid out through December 2005. The commitments, which are primarily for lease and related facility obligations, are expected to be paid out through June 2006.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

For the three and nine-month periods ended June 30, 2004 and 2005, the components of total comprehensive income (loss) are as follows:

	(in thousands)		(in thousands)
	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Net income (loss)	$22,681	$(101,841)	$52,549	$(116,705)

Foreign currency translation gain (loss)	25	(1,223)	855	1,088
Unrealized gain (loss) on investments, net of taxes	(92)	20	(62)	31

Other comprehensive income (loss)	(67)	(1,203)	793	1,119

Total comprehensive income (loss)	$22,614	$(103,044)	$53,342	$(115,586)

NOTE 11—OPERATING RESULTS BY BUSINESS SEGMENT FOR CONTINUING OPERATIONS

Operating results by business segment for the three and nine-month periods ended June 30, 2005 and 2004 were as follows:

Fiscal 2005 (in thousands):

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Quarter ended June 30, 2005:
Net revenue	$48,382	$69,219	$20,609	$—	$138,210
Cost of sales	28,097	57,085	19,986	—	105,168

Gross profit	20,285	12,134	623	—	33,042
Operating costs	13,352	6,067	13,563	4,314	37,296
Asset impairment	—	—	48,820	—	48,820
Goodwill impairment	—	—	51,756	—	51,756
(Gain) loss on sale of assets	(1,563)	—	—	—	(1,563)

Income (loss) from operations	$8,496	$6,067	$(113,516)	$(4,314)	$(103,267)

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Nine months ended June 30, 2005:
Net revenue	$116,716	$196,853	$65,731	$—	$379,300
Cost of sales	68,078	160,422	60,935	—	289,435

Gross profit	48,638	36,431	4,796	—	89,865
Operating costs	38,460	18,130	37,911	11,926	106,427
Asset impairment	—	—	48,820	—	48,820
Goodwill impairment	—	—	51,756	—	51,756
(Gain) loss on sale of assets	(1,563)	—	(1,497)	—	(3,060)

Income (loss) from operations	$11,741	$18,301	$(132,194)	$(11,926)	$(114,078)

Segment Assets at June 30, 2005	$85,977	$126,621	$45,098	$107,356	$365,052

Fiscal 2004 (in thousands):

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Quarter ended June 30, 2004:
Net revenue	$95,732	$61,740	$37,156	$—	$194,628
Cost of sales	55,940	47,796	25,820	—	129,556

Gross profit	39,792	13,944	11,336	—	65,072
Operating costs	14,889	5,776	10,437	4,671	35,773
Resizing costs				—	—
Asset Impairment	—	—	—	—	—
(Gain) loss on sale of assets			—	—	—

Income (loss) from operations	$24,903	$8,168	$899	$(4,671)	$29,299

	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate and Other	Consolidated
Nine months ended June 30, 2004:
Net revenue	$312,172	$167,418	$90,678	$—	$570,268
Cost of sales	181,522	129,968	69,810	—	381,300

Gross profit	130,650	37,450	20,868	—	188,968
Operating costs	45,418	16,209	34,559	14,488	110,674
Resizing costs	—	—	—	(68)	(68)
Asset Impairment	—	—	3,293	—	3,293
(Gain) loss on sale of assets			(85)	(709)	(794)

Income (loss) from operations	$85,232	$21,241	$(16,899)	$(13,711)	$75,863

Segment Assets at June 30, 2004	$119,073	$115,186	$167,920	$158,075	$560,254

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

The table below identifies the guarantees under the standby letters of credit.

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2006	$17,000
Security deposit for payment of employee health benefits	Expires June 2006	1,170
Security deposit for payment of employee worker compensation benefits	Expires July and October 2005	1,224
Security deposit for a facility lease	Expires July 2005	300
Security deposit for customs bond	Expires July 2005	100

		$19,794

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

The table below details the activity related to the Company’s reserve for product warranty expense for the three months and nine months ended June 30, 2005:

	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Reserve for product warranty at beginning of quarter	$1,370	$508	$1,008	$956
Provision for product warranty expense	1,082	498	2,901	996
Product warranty costs incurred	(1,090)	(449)	(2,547)	(1,395)

Reserve for product warranty at end of quarter	$1,362	$557	$1,362	$557

Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion has varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet, as of June 30, 2005 was $42.7 million.

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

From time to time, third parties assert that the Company is, or may be, infringing or misappropriating their intellectual property rights. In such cases, the Company will defend against claims or attempt to negotiate licenses where considered appropriate. In addition, some of the Company’s customers are parties to litigation brought by the Lemelson Medical, Education and Research Foundation Limited Partnership (the “Lemelson Foundation”), in which the Lemelson Foundation claims that certain manufacturing processes used by those customers infringe patents held by the Lemelson Foundation. The Company has never been named a party to any such litigation. Some customers have requested that the Company indemnify them to the extent their liability for these claims arises from use of the Company’s equipment. The Company does not believe that products sold by it infringe valid Lemelson patents. If a claim for contribution was brought against the Company, the Company believes it would have valid defenses to assert and also would have rights to contribution and claims against the Company’s suppliers. The Company has not incurred any material liability with respect to the Lemelson claims or any other pending intellectual property claim and the Company does not believe that these claims will materially and adversely affect the Company’s business, financial condition or operating results. The ultimate outcome of any infringement or misappropriation claim that might be made, however, is uncertain and the Company cannot assure you that the resolution of any such claim will not materially and adversely affect the Company’s business, financial condition and operating results.

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. Sales to Advanced Semiconductor Engineering, ST Microelectronics, and Intel accounted for 13%, 10% and 10%, respectively of the Company’s net sales for the nine months ended June 30, 2005. In the nine months ended June 30, 2004, sales to Advanced Semiconductor Engineering accounted for 17% of the Company’s net sales. No other customer accounted for 10% or more of total net sales during the nine months ended June 30, 2005 or 2004. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At June 30, 2005, Advanced Semiconductor Engineering and Intel accounted for 11% and 10%, respectively of total accounts receivable. At September 30, 2004, Advanced Semiconductor Engineering accounted for 16% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at June 30, 2005 or September 30, 2004.

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

Net periodic pension costs for the nine months ended June 30, 2005 for this plan were approximately $365 thousand and included interest costs of $835 thousand and amortization of a net loss of $477 thousand, offset by an expected return on plan assets of $947 thousand. During the nine months ended June 30, 2005, the Company funded this plan by contributing 215,000 shares of Company stock valued at $1.5 million using the market price of the Company’s stock on the date of the contribution to value the funding.

Net periodic pension cost for the nine months ended June 30, 2004 for this plan was approximately $903 thousand and included interest costs of $1.3 million and amortization of net loss of $829 thousand, offset by expected return on plan assets of $1.2 million. During the nine months ended June 30, 2004, the Company funded this plan by contributing 230,000 shares of Company stock valued at $2.8 million using the market price of the Company’s stock on the date of the contribution to value the funding.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan for the nine months ended June 30, 2005 and 2004, totaled $1.6 million and $1.8 million, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to an expected recovery in the semiconductor assembly equipment industry, our future revenue, operating expenses, cost structure, costs, amortization expenses, restructuring charges, research and development expenses, gross margins, working capital needs, liquidity and capital requirements, cash flows and cash reserves, product development, product quality, demand forecasts, competitiveness, and the benefits expected as a result of:

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

The semiconductor industry historically has been volatile, with periods of rapid growth followed by downturns. One such downturn began during the fourth quarter of fiscal 2004, as we experienced a 24.2% reduction in sales compared to our third quarter of fiscal 2004. The sales decline continued into the first quarter of fiscal 2005 as sales were down 21.2% compared to the fourth quarter of the previous fiscal year. Revenue increased 10.7% during the third quarter of fiscal 2005, compared to the prior fiscal quarter, and increased 7.3% during the second quarter of fiscal 2005, compared to the first quarter of fiscal 2005. We believe this pattern of growing demand, particularly for our equipment products, is indicative of the early stages of a semiconductor assembly recovery, and now expect net revenue during the quarter ending September 30, 2005 to be in the $160.0 million to $175.0 million range. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

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

We reported losses from operations from our Test business segment of $113.5 million during the third quarter of fiscal 2005 and $132.2 million during the first nine months of fiscal 2005. These losses include third quarter 2005 goodwill and intangible asset impairment charges totaling $100.6 million. We are continuing with our plan to improve the performance of this segment. To date, we have made progress on consolidating some of our Test facilities and transferring portions of our Test production to our China facility, and we are continuing to aggressively market our existing products to customers. Concurrent with these activities, we continue to work on the development of our new Test products, including our Quatrix, Advanced Vertical Test (“AVT”) Memory, and AVT Array programs. We expect these Test plan activities will continue through 2006 and will result in future period charges and/or restructuring charges, which may be significant.

Products and Services

We offer a range of wire bonding equipment, packaging materials and test products. Set forth below is a table listing the percentage of our total net revenues for each business segment for the three and nine months ended June 30, 2004 and 2005:

	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Equipment	49.2%	35.0%	54.7%	30.8%
Packaging materials	31.7%	50.1%	29.4%	51.9%
Test	19.1%	14.9%	15.9%	17.3%

	100.0%	100.0%	100.0%	100.0%

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

Packaging Materials

We manufacture and market a range of semiconductor packaging materials and expendable tools for the semiconductor assembly market, including very fine gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in packaging and assembly processes. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment. A wire bonder uses a capillary and bonding wire much like a sewing machine uses a needle and thread.

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

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended June 30, 2005, we recorded bookings of $157.2 million, compared to $129.0 million in the quarter ended March 31, 2005 and $186.6 million in the quarter ended June 30, 2004. The reduction in bookings during the three months ended June 30, 2005 compared to the same period a year ago was caused by a reduction in bookings within our Equipment segment caused by reduced industry-wide demand. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. At June 30, 2005, we had a backlog of customer orders totaling $81.0 million, compared to $62.0 million at March 31, 2005 and $104.0 million at June 30, 2004. Our bookings and backlog as of any date may not be indicative of net revenues for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenue

Business segment net revenues during the three and nine months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2004	2005		2004	2005
	Net Revenue	Net Revenue	% Change	Net Revenue	Net Revenue	% Change
Equipment	$95,732	$48,382	-49.5%	$312,172	$116,716	-62.6%
Packaging materials	61,740	69,219	12.1%	167,418	196,853	17.6%
Test	37,156	20,609	-44.5%	90,678	65,731	-27.5%

	$194,628	$138,210	-29.0%	$570,268	$379,300	-33.5%

Overall, net revenue from continuing operations for the quarter ended June 30, 2005 decreased $56.4 million or 29.0% from the same period in the prior year. For the nine months ended June 30, 2005 net revenue from continuing operations decreased $190.9 million or 33.5% as compared to the nine months ended June 30, 2004. The following is a review of net revenue for each of our three business segments.

For the three months ended June 30, 2005, net revenue for the Equipment segment declined 49.5% to $48.4 million from $95.7 million in the same period a year ago. This decrease in revenue was primarily due to a 57.1% reduction in unit sales of our automatic ball bonders, compared to the same period a year ago. This reduction in sales was caused by reduced industry-wide demand for automatic ball bonders. Partially offsetting this decrease in unit volume was a 2.3% increase in average selling prices caused by customer mix changes. For the three months ended June 30, 2005, net revenue for the Equipment segment increased 24.1% to $48.4 million from $39.0 million in the prior quarter. The increase in revenue was due to a 28.2% rise in unit sales of our automatic ball bonders, as demand increased throughout our customer base. Average selling prices decreased 2.6% due to customer mix changes, as the proportion of sales to subcontractors, which typically entail lower average selling prices than sales to integrated device manufacturers (IDMs), increased during the three month period ended June 30, 2005, compared to the prior quarter.

For the nine months ended June 30, 2005, net revenue for the Equipment segment declined 62.6% to $116.7 million from $312.2 million in the same period a year ago. The decrease in net revenue was primarily due to a 70.5% decrease in unit sales of our automatic ball bonders, compared to the same period a year ago as industry-wide demand for automatic ball bonders decreased. This decrease was partially offset by a 4.0% increase in average selling prices caused by customer mix changes and higher average selling prices on our current generation automatic ball bonders (Maxum Plus).

Our packaging materials segment net revenue increased 12.1% to $69.2 million during the quarter ended June 30, 2005, from $61.7 million during the same period a year ago. The $7.5 million increase in packaging materials revenue primarily resulted from a $9.7 million increase in wire revenue that was partially offset by a $2.3 million reduction in capillary revenue. Approximately two-thirds of the $9.7 million increase in wire revenue was due to a 22.5% increase in gold wire unit volumes (measured in Kft) caused by increased orders from existing customers and two new customers in Taiwan. The remaining one-third of the increase in wire revenue was caused by a 7.6% increase in the price of gold. The $2.3 million reduction in capillary revenue during the quarter ended June 30, 2005, compared to the same period a year ago was equally caused by a 8.5% reduction in unit sales caused by lower customer demand and an 11.4% reduction in average selling prices.

Our packaging materials segment net revenue increased 17.6% to $196.9 million during the nine months ended June 30, 2005 from $167.4 million during the same period a year ago. The $29.4 million increase in packaging materials revenue resulted from a $34.0 million increase in wire revenue that was partially offset by a $5.4 million reduction in capillary revenue. Approximately two-thirds of the $34.0 million increase in wire revenue was due to a 28.9% increase in gold wire unit volumes (measured in Kft) caused by increased orders from existing customers and two new customers in Taiwan. The remaining one-third of the increase in wire revenue was caused by a 7.2% increase in the price of gold. The $5.4 million reduction in capillary revenue was caused by a 6.8% reduction in unit sales caused by lower customer demand and an 8.4% reduction in average selling prices during the nine months ended June 30, 2005, compared to the same period a year ago.

Our test segment net revenue decreased 44.5% to $20.6 million during the quarter ended June 30, 2005, from $37.2 million during the same period a year ago. Our test segment net revenue decreased 27.5% to $65.7 million during the nine months ended June 30, 2005 from $90.7 million during the same period a year ago. The lower net revenues were primarily due to reduced industry-wide demand, product pricing pressures, and lower demand for our products from our customers. Blended average selling prices are not meaningful in the test business due to lack of a standard unit of measure and the large difference in part types sold. As such, blended average selling price is not a metric used by management.

The majority of our revenues are from customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 86% of our total sales in the first nine months of fiscal 2005 compared to 87% in the first nine months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 21% of our shipments in the first nine months of fiscal 2005 compared to 26% of our shipments in the first nine months of the prior fiscal year.

Gross Profit

Business segment gross profit and gross margin percentage during the three and nine months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2004	% Sales	2005	% Sales	2004	% Sales	2005	% Sales
Equipment	$39,792	41.6%	$20,285	41.9%	$130,650	41.9%	$48,638	41.7%
Packaging materials	13,944	22.6%	12,134	17.5%	37,450	22.4%	36,431	18.5%
Test	11,336	30.5%	623	3.0%	20,868	23.0%	4,796	7.3%

	$65,072	33.4%	$33,042	23.9%	$188,968	33.1%	$89,865	23.7%

Overall, gross profit decreased $32.0 million during the three months ended June 30, 2005 and $99.1 million during the nine months ended June 30, 2005 compared to the same periods in the prior year. The lower gross profit during each of these periods is primarily due to reduced industry-wide demand, particularly for automatic ball bonders sold within our equipment segment. To a lesser extent, the lower gross profit was caused by higher unit costs within our test business segment resulting from decreased demand for our test products and duplicate production costs as we increased production capacity at our China facility to allow for the transfer and shutdown of certain test segment production operations in Europe and the United States. Gross margin decreased to 23.9% during the three months ended June 30, 2005, from 33.4% during the same period a year ago, and to 23.7% during the nine months ended June 30, 2005, from 33.1% during the same year ago period. The decrease in gross margin during these periods was primarily due to a product mix shift from higher margin equipment sales to lower margin package materials segment sales, and to higher unit costs within our test segment.

For the three months ended June 30, 2005, our equipment segment gross profit decreased $19.5 million, compared to the same period a year ago, as industry-wide demand for automatic ball bonders declined sharply. Gross margin during the three months ended June 30, 2005 increased slightly to 41.9%, from 41.6% in the same period a year ago. For the nine months ended June 30, 2005, our equipment segment gross profit decreased $82.0 million, compared to the same period a year ago, as demand for our automatic ball bonders declined sharply. Gross margin during the three months ended June 30, 2005 decreased to 41.7% from 41.9% for the same period a year ago.

Our packaging materials segment gross profit decreased $1.8 million during the quarter ended June 30, 2005, compared to the same period a year ago. Gross margin decreased to 17.5% from 22.6% from the same period a year ago. The decline in gross margin was mainly due to a higher percentage of lower margin wire sales compared to other packaging materials sold during the period, as wire sales increased 21.3% during the quarter ended June 30, 2005 from the same period a year ago. A 7.6% increase in the cost of gold also contributed to the decline in gross margins during the three months ended June 30, 2005.

Our packaging materials segment gross profit decreased $1.0 million during the nine months ended June 30, 2005, compared to the same period a year ago. Gross margin decreased to 18.5% from 22.4% from the year ago nine months. The decline in gross margin was mainly due to a higher percentage of lower margin wire sales compared to other packaging materials sold during the period, as wire sales increased 28.1% during the nine months ended June 30, 2005 from the same period a year ago. A 7.2% increase in the cost of gold also contributed to the decline in gross margins during the nine months ended June 30, 2005.

Our test segment gross profit decreased $10.7 million during the quarter ended June 30, 2005, compared to the same period a year ago. Our test segment gross margin also declined to 3.0% during the June 2005 quarter from 30.5% during the year ago quarter. Our test segment gross profit decreased $16.1 million during the nine months ended June 30, 2005, compared to the same period a year ago. Our test segment gross margin also declined to 7.3% during the nine months ended June 2005, from 23.0% in the same period a year ago. The decline in gross margin during both the three and nine month periods ended June 30, 2005, compared to the same periods in 2004 was due to higher unit costs during the relevant period caused by lower production volumes as demand for our test products decreased, lower average selling prices, and increased unit costs associated with the transition of production capacity to our China facility to allow for the transfer and shutdown of certain test segment production operations in Europe and the United States.

Operating Expense

Operating expenses during the three and nine-months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2004	% Sales	2005	% Sales	2004	% Sales	2005	% Sales
Selling, general and adminstrative	$24,688	12.7%	$24,592	17.8%	$78,055	13.7%	$70,410	18.6%
Research and development, net	8,887	4.6%	10,991	8.0%	25,791	4.5%	29,792	7.9%
Resizing	—	0.0%	—	0.0%	(68)	0.0%	—	0.0%
Asset impairment	—	0.0%	48,820	35.3%	3,293	0.6%	48,820	12.9%
Goodwill impairment	—	0.0%	51,756	37.4%	—	0.0%	51,756	13.6%
(Gain) loss on sale of assets	—	0.0%	(1,563)	-1.1%	(794)	0.0%	(3,060)	-0.8%
Amortization of intangible assets	2,198	1.1%	1,713	1.2%	6,828	1.2%	6,225	1.6%

	$35,773	18.4%	$136,309	98.6%	$113,105	19.8%	$203,943	53.8%

Selling, General and Administrative

Selling, General and Administrative (“SG&A”) expenses of $24.6 million for the three months ended June 30, 2005 were unchanged, compared to the SG&A expenses of $24.7 million in the year ago period. SG&A expenses decreased $7.6 million for the nine months ended June 30, 2005 as compared to the same period a year ago. This decrease was primarily due to a decrease in incentive compensation of $10.3 million, which was partially offset by an increase in professional fees of $2.7 million. Incentive compensation expense is recorded when net income and certain other performance targets are achieved. No incentive compensation expense was recorded during the three and nine months ended June 30, 2005.

Research and Development

Research and Development, expenses for the three and nine months ended June 30, 2005 increased $2.1 million and $4.0 million, respectively from the same year ago periods. Approximately one half of the increase during each period was caused by an increase in compensation costs with the other half of the increase resulting from an increase in engineering prototype expenses, as we increased our investment in the research and development of next-generation products for the ball bonder, package test and vertical test product lines. We expect research and development expenses to remain at the current quarter levels at least through the end of fiscal 2005.

Intangible Asset Impairment (other than goodwill)

The following table presents a summary of the asset impairment charges recorded for the three and nine months ended June 30, 2004 and 2005:

	(In thousands)		(In thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2005	2004	2005
Intangible Asset impairment	$—	$48,820	$3,293	$48,820

Our identifiable intangible assets (other than goodwill) were comprised of complete technology and customer accounts and relate to our Test segment.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we perform impairment testing of identifiable intangible assets if impairment triggers have been identified. Our identifiable intangible assets other than goodwill are tested for impairment based on undiscounted cash flows, and if impaired written-down to fair value based on either discounted cash flows or appraised values. The identifiable other intangible assets in our Test segment were comprised of customer accounts and complete technology. We manage and value our complete technology in the aggregate as one asset group.

During June 2005, we tested the identifiable intangible assets (other than goodwill) of the Test segment for potential impairment due to the existence of impairment triggers, which were difficulties in the development of new Test products, challenges in the introduction of these products, and greater than expected losses incurred in the Test segment. Due to the amount of other intangible assets associated with the Company’s test reporting unit, the Company retained an independent valuation firm to assist management in estimating the test reporting unit’s fair value. Based on these analyses, it was determined that the fair value of the identifiable intangible assets as calculated using the undiscounted future cash flows was less than the carrying value of the net assets of the Test segment. As such, an asset impairment charge totaling $48.8 million was recorded during the three months ended June 30, 2005 to fully write off the customer account and complete technology assets of the Test segment. Of this charge, $22.5 million represented customer accounts and $26.3 million represented complete technology intangible assets.

During the March 2004 quarter, we performed interim impairment testing of our intangible assets (other than goodwill) as a result of the sale of certain assets of the Test segment, and recorded an impairment charge of $3.2 million associated with the reporting unit’s purchased technology intangible asset.

Goodwill Impairment

The following table presents a summary of the Test segment goodwill impairment charges recorded for the three and nine months ended June 30, 2004 and 2005:

	(In thousands)		(In thousands)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2005	2004	2005
Goodwill Impairment	$—	$51,756	$—	$51,756

We have goodwill that relates to two of our reporting units. The reporting units were the bonding wire unit, which is included in our Packaging Materials segment, and the test business unit, comprising the Company’s Test segment.

We perform an annual impairment test for goodwill at the end of the fourth quarter of each fiscal year, which coincides with the completion of our annual forecasting process. We also test for impairment between our annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its carrying value. When conducting our goodwill impairment analysis, we calculate our potential impairment charges based on the two-step test identified in SFAS 142 and using the fair value of the respective reporting units. We use the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

Due to the existence of impairment triggers, in June 2005, we performed interim impairment tests on the Test segment’s goodwill and other long-lived tangible and intangible assets. These triggers included the identification of difficulties in the development of new Test products, challenges in the introduction of these products, and greater than expected losses incurred by the Test segment. The Company retained an independent valuation firm to assist management in estimating the test reporting unit’s fair value. Based on these analyses, a goodwill impairment charge totaling $51.8 million was identified and recorded during the three months ended June 30, 2005 to completely write off the goodwill of the Test reporting unit. The implied fair value of the Test reporting unit goodwill was determined by discounting the projected future cash flows from this reporting unit (the fair value of the reporting unit) and then performing an allocation of this fair value to the fair value of the tangible and identifiable intangible assets of the reporting unit, with the residual representing the implied fair value of the goodwill.

Gain on Sale of Assets

For the three months ended June 30, 2005, the $1.6 million gain on sale of assets represents the gain recognized upon the completion of contractual obligations related to the previous sale of our wedge bonding technology. For the nine months ended June 30, 2005 the gain on sale of assets of $3.1 million consists of the gain recognized on the previous sale of our wedge bonding technology, and the gain on the sale of land and building in Gilbert, Arizona of $1.5 million. In the second quarter of fiscal 2004, we realized a gain of $0.7 million on the sale of land and $0.1 million on the sale of a portion of our PC board business.

Amortization of Intangible Assets

Amortization of Intangible Assets for the three and nine months ended June 30, 2005 was $1.7 million and $6.2 million, respectively, and for the three and nine months ended June 30, 2004 was $2.2 million and $6.8 million, respectively. The decrease in amortization expense of $0.6 million and $0.7 million during the three and nine month periods ended June 30, 2005, respectively, compared to the same period a year ago was due to the intangible asset impairment write downs recorded during the three months ended June 30, 2005.

Income (Loss) From Operations

Business segment income (loss) from operations during the three and nine months ended June 30, 2005 and 2004 was as follows:

	(dollar amounts in thousands)				(dollar amounts in thousands)
	Three months ended June 30,				Nine months ended June 30,
	2004	% Sales	2005	% Sales	2004	% Sales	2005	% Sales
Equipment	$24,903	26.0%	$8,496	17.6%	$85,232	27.3%	$11,741	10.1%
Packaging materials	8,168	13.2%	6,067	8.8%	21,241	12.7%	18,301	9.3%
Test	899	2.4%	(113,516)	-550.8%	(16,899)	-18.6%	(132,194)	-201.1%
Corporate and other	(4,671)	—	(4,314)	—	(13,711)	—	(11,926)	—

	$29,299	15.1%	$(103,267)	-74.7%	$75,863	13.3%	$(114,078)	-30.1%

The loss from operations for the three months ended June 30, 2005 was $103.3 million, compared to income from operations of $29.3 million in the same period of the prior year. The loss from operations for the nine months ended June 30, 2005 was $114.1 million, compared to income from operations of $75.9 million in the same period of the prior year. The $132.6 million reduction for the three months ended June 30, 2005 and $189.9 million for the nine months ended June 30, 2005 was primarily due to goodwill and intangible asset impairment charges of $100.6 million recorded during the three months ended June 30, 2005, and reduced industry-wide demand for automatic ball bonders.

As noted above, operating income for our equipment business decreased during the three and nine months ended June 30, 2005, compared to the same periods a year ago due to reduced industry-wide demand for our automatic ball bonders. Operating income for our packaging materials business decreased for the three and nine months ended June 30, 2005, compared to the same periods a year ago, primarily due to lower capillary unit sales. Operating losses within our test business increased for the three and nine months ended June 30, 2005, compared to the same periods in the prior year as we recorded goodwill and intangible asset impairment charges of $100.6 million during the three months ended June 30, 2005. The increase in our test business operating losses was also caused by lower demand for our products and higher unit costs as we increased our production capacity in China prior to the shutdown of our test segment production operations in Europe and the U.S.

The loss from operations within our Corporate and other segment decreased in the three and nine months ended June 30, 2005 from the same period in the prior year as no employee incentive compensation expense was recorded during the current fiscal year, compared to $3.0 million in the three months ended June 30, 2004 and $10.3 million in the nine months ended June 30, 2004.

Interest Income and Expense

Interest income in the three and nine months ended June 30, 2005 was $0.3 million and $0.8 million higher than in the same periods of the prior fiscal year. This increase was due to higher rates of return on higher average invested cash balances. Interest expense in the three and nine months ended June 30, 2005 was $1.0 million and $2.8 million, compared to $2.2 million and $9.1 million in the same periods of the prior fiscal year. Interest expense in both the current and prior period primarily reflects interest on our Convertible Subordinated Notes. The lower interest expense for the three and nine months ended June 30, 2005 was due to the early extinguishment of our 4.75% and

5.25% Convertible Subordinated Notes and issuance of our 0.5% and 1.0% Convertible Subordinated Notes. These transactions also reduced the total subordinated debt outstanding as of June 30, 2005 by $30.0 million from the total amount of subordinated debt outstanding at the beginning of the prior fiscal year.

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

Provision (Benefit) for Income Taxes

The benefit for income taxes during the three months ended June 30, 2005 reflects income tax expense of $1.3 million on income in foreign jurisdictions, $1.5 million for additional tax contingency reserves and related interest expense, and $0.7 million for the potential repatriation of foreign earnings offset by a credit of $5.3 million associated with a reduction of the valuation allowance on U.S. net operating loss carryfowards due to the planned repatriation of foreign earnings in Fiscal 2006. The provision for income taxes during the nine months ended June 2005 reflects income tax of $2.5 million on income in foreign jurisdictions, $2.6 million for additional tax contingency reserves and related interest expense and $1.5 million for the potential repatriation of foreign earnings offset by a credit of $5.3 million associated with a reduction of the valuation allowance on U.S. net operating loss carryfowards due to planned repatriation of foreign earnings in Fiscal 2006. During the nine months ended June 2005, we increased our valuation allowance against U.S. net operating loss carryforwards by approximately $7.6 million, which is equal to the amount of deferred tax asset generated by additional U.S. net operating loss carryforwards. Our tax expense in the three and nine months ended June 2004 reflects income tax on income in foreign jurisdictions, alternative minimum tax on U.S. income and a provision for California state income tax.

On October 22, 2004, the U.S. Government passed The American Jobs Creation Act. The Act provides for certain tax benefits including but not limited to the reinvestment of foreign earnings in the United States. For fiscal 2005 or 2006, we can elect, under the Act, to apply an 85% dividends-received deduction against certain dividends received from controlled foreign corporations, in which it is a U.S. shareholder. We have evaluated the potential benefit under the Act and concluded that we are unlikely to derive a material benefit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, total cash and investments were $88.7 million compared to $95.8 million at September 30, 2004, a decrease of $7.1 million. The net cash used in operating activities during the nine months ended June 30, 2005 of $12.2 million was primarily attributable to a net unfavorable change in working capital of $13.3 million that was partially offset by net cash from operations (excluding working capital changes) of $1.1 million. The unfavorable change in working capital of $13.3 million was primarily due to an increase in accounts receivable resulting from increasing sales levels during the three months ended June 30, 2005, compared to decreasing sales levels during the three months ended September 30, 2004, and lower accounts payable and accrued expense levels at June 30, 2005. The net cash used in investing activities of $3.2 million consisted of capital expenditures of $8.7 million that were offset in part, by net proceeds from the sale of investments of $2.8 million and proceeds from the sale of assets of $2.8 million. The net cash provided by financing activities of $10.8 million primarily consisted of $10.6 million of cash received from the direct financing arrangement associated with the Willow Grove, Pennsylvania land and building transaction, as described in Note 6, Property, Plant and Equipment contained herein in Part I, Item 1 – Financial Statements.

Our primary need for cash for the next fiscal year will be to provide the working capital necessary to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2005 capital expenditure needs to be approximately $11.0 million, as compared with $13.4 million in fiscal 2004. We expect fiscal 2005 capital expenditures to be primarily for our operations infrastructure at our Asia/Pacific locations. We financed our working capital needs and capital expenditure needs in fiscal 2004 through internally generated funds from our equipment and packaging materials businesses and expect to continue to generate cash from operating activities in fiscal 2005 or use cash and investments on hand to meet our cash needs. We expect to use the excess cash generated from our equipment and packaging materials business and cash and investments on hand to fund the operation of our test business until such funding is no longer needed.

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 30, 2005 have not been included in the consolidated balance sheet and statements of operations included in this Form 10-Q. However, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity. The most significant of these are our inventory purchase obligations, which reflect our expectations of future demand for our bonding equipment.

The following table identifies obligations and contingent payments under various arrangements at June 30, 2005 including those not included in our consolidated balance sheet:

	Total	Amounts due in less than 1 year	Amounts due in 1-3 years	Amounts due in 3-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$270,000	$—	$—	$270,000	$—
Capital lease obligations	259	41	82	82	54
Operating lease obligations*	42,477	6,610	9,139	7,159	19,569
Debt associated with direct financing arrangement	10,265	10,265	—	—	—
Inventory purchase obligations*	42,694	42,694	—	—	—
Commercial Commitments:
Gold supply agreement	10,597	10,597	—	—	—
Standby letters of credit*	2,794	2,794	—	—	—

Total contractual obligations and commercial commitments	$379,086	$73,001	$9,221	$277,241	$19,623

*	Represents contractual amounts not reflected in the consolidated balance sheet at June 30, 2005.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. The capital lease obligations relate to a facility lease. The operating lease obligations at June 30, 2005 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration, including the obligations associated with our new property lease in Fort Washington, Pennsylvania that will house our corporate headquarters during fiscal 2006. Debt associated with direct financing arrangement represents the proceeds received on the land and building transaction, as described in Note 6, Property, Plant and Equipment contained herein in Part I, Item 1 – Financial Statements. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The Gold Supply Agreement includes gold inventory purchases we are obligated to pay for upon shipment of the fabricated gold to our customers.

The standby letters of credit represent obligations in lieu of security deposits for a gold financing agreement, a facility lease, and employee benefit programs.

At June 30, 2005, the fair value of our $205.0 million 0.5% Convertible Subordinated Notes was $150.9 million, and the fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $48.0 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximate the book value of those assets and liabilities. At June 30, 2005 the Standard & Poor’s rating for the 0.5% and the 1.0% Convertible Subordinated Notes was CCC+.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment of ARB 43, chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

The FASB recently issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. FAS 123R is effective for the Company beginning in the first quarter of fiscal 2006. We plan to adopt this standard using the modified prospective basis and are currently assessing what pricing model to select upon adoption. Regardless of the pricing model selected, adoption of FAS 123R will have a material impact on our consolidated results of operations, financial position and statement of cash flows.

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

Historically, the semiconductor industry has been volatile, with periods of growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. They have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. These downturns historically have severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment, the packaging materials and test solutions that we sell.

Revenue for the second fiscal quarter of 2005 was 7.3% higher than first fiscal quarter of 2005 revenue. Revenue for the third fiscal quarter of 2005 was 10.8% higher than the second quarter. We expect incremental revenue growth in the fourth fiscal quarter of 2005, which is consistent with our view that the semiconductor assembly industry is in the early stages of a recovery. There can be no assurances regarding the strength or duration of any recovery. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

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

Most of our sales and a substantial portion of our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 86% of our net sales for the nine months ending June 30, 2005, 87% of our net sales for fiscal 2004 and 80% of our net sales for fiscal 2003 were to customers located outside of the United States, in particular to customers located in the Asia/Pacific region. We expect this trend to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, we manufacture capillaries in Israel and China, bonding wire in Switzerland, test products in Taiwan, China and France, and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and United States taxes on repatriated cash;

•	the difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities regarding transfer pricing regulations;

•	episodic events outside our control such as, for example, the outbreak of Severe Acute Respiratory Syndrome or influenza;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to (net) receivables denominated in currencies other than a foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency (the U.S. dollar). In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials. An increase in the value of China’s yuan could increase our material, labor, and other operating expenses in China. Although we currently do not enter into foreign exchange forward contracts or other instruments designed to minimize the short-term impact of foreign currency fluctuations on our business, our Board of Directors has granted management limited authority to do so. In the future, we may enter into such instruments or other arrangements. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In the nine months ending June 30, 2005, and for fiscal 2004 and fiscal 2003, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 13%, 17% and 13%, respectively, of our net sales.

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

Our test business presents significant management and operating challenges

During fiscal 2001, we acquired two companies that design and manufacture test solutions, Cerprobe Corporation and Probe Technology Corporation, and combined their operations to create our test business. Since its acquisition in 2001, this business has not performed to our expectations. During June 2005, we performed interim impairment tests on our test segment goodwill due to the existence of impairment triggers, which were difficulties in the development of new test products, anticipated challenges in the introduction of these new products, and greater than expected losses incurred by the test segment. As a result of these impairment tests, a test segment goodwill and intangible assets impairment charge was required in our third fiscal quarter in the amount of $100.6 million. Our plan to correct the problems faced by our test business centers on the following steps: standardize production processes between the various test manufacturing sites, create and ramp production of our highest volume products in a new lower cost site in China and/or outsource production where appropriate; then rationalize excess capacity by converting existing higher cost, low volume manufacturing sites to service centers. Our plan to achieve profitability in our test business also depends upon the successful development, manufacture and sale of new test products on a timely and cost effective basis. If we are unable to successfully implement our plans, our operating margins, results of operations and financial condition will continue to be adversely affected by the poor performance of our test business.

Diversification into multiple businesses increases demands on our management and systems

We may from time to time in the future seek to expand through acquisition. Any significant acquisition would increase demands on our management, financial resources and information and internal control systems. Our success will depend, in part, on our ability to manage and integrate any acquired business with our existing businesses and to successfully implement, improve and expand our systems, procedures and controls. If we fail to integrate businesses successfully or to develop the necessary internal procedures to manage diversified businesses, our business, financial condition and operating results may be materially and adversely affected.

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

Terrorist attacks, or other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in the United States, Singapore, China and Israel. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. Additional attacks or any broader conflict, could negatively impact on our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

We may be unable to generate enough cash to repay our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $1.7 million in each of fiscal years 2005 through 2008, $821 thousand in fiscal 2009 and $488 thousand in fiscal 2010 on our aggregate $270 million of convertible subordinated debt. Principal payments of $205.0 million and $65.0 million on the convertible subordinated debt are due in fiscal 2009 and 2010, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

•	insufficient cash flow from operations to repay our outstanding indebtedness when it becomes due may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us; and

•	our level of indebtedness may make us more vulnerable to economic or industry downturns.

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

We plan to adopt FAS 123R using the modified prospective basis and we are currently assessing what pricing model to select upon adoption. Regardless of the pricing model selected, adoption of FAS 123R will have a material impact on our consolidated results of operations, financial position and statement of cash flows. In addition, adoption of

FAS 123R could negatively impact our ability to utilize employee stock plans to recruit and retain employees and could result in a competitive disadvantage to us in the employee marketplace

Failure to receive shareholder approval for additional employee stock options and other equity compensation may adversely affect our ability to hire and retain employees.

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 51.9 million shares were outstanding as of June 30, 2005. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and related rules adopted by the Securities and Exchange Commission require us to evaluate the adequacy of our internal controls over financial reporting

The Securities and Exchange Commission has adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K. The report of management must contain an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal controls over financial reporting. These requirements will first apply to our Annual Report on Form 10-K for the fiscal year ending September 30, 2005. We are currently evaluating our internal control over financial reporting in order to ensure compliance with Section 404 and related SEC rules. If our internal control over financial reporting is not effective or the level at which these controls are documented, designed, operated or reviewed is found to be inadequate, investors may lose confidence in the reliability of our financial statements, which could negatively impact the market price of our common stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects on the Company of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. At June 30, 2005, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $29.5 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2005, the fair market value of the portfolio would decline by approximately $0.1 million.

Foreign Currency Risk

Our international operations, particularly those in Switzerland and France, are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency (the Swiss Franc and the Euro). We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. Based on our overall currency rate exposure at June 30, 2005, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have approximately a $2.0 million impact on our financial position, results of operations and cash flows for a three month period. This impact is heavily dependent on numerous factors associated with our foreign operations, including sales to certain customers, product mix and demand, and expense levels. Although we currently do not enter into foreign exchange forward contracts or other instruments designed to minimize the short-term impact of foreign currency fluctuations on our business, our Board of Directors has granted management limited authority to do so. In the future, we may enter into such instruments or other arrangements. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, are operating in an effective manner and that the information we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other information

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description

10.1	Agreement of Lease, by and between the Company and 1005 Virginia Associates, L.P., dated June 30, 2005.

10.2	Officer Incentive Compensation Plan, dated August 2, 2005

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 9, 2005	By: /s/ MAURICE E. CARSON
Maurice E. Carson Vice President and Chief Financial Officer (Principal Financial Officer)