Form 10-K
period 2005-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2005-12-13
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

COMMON STOCK, WITHOUT PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock (its only voting stock and common equity) held by non-affiliates of the registrant as of March 31, 2005 was approximately $320,615,000 based upon the closing sale price of the common stock on the Nasdaq National Market (Reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 2, 2005 there were 52,067,613 shares of the registrant’s common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2006 Annual Shareholders’ Meeting to be filed on or about January 3, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.

2005 Annual Report on Form 10-K

PART I

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

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

Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business. We believe we are the only major supplier to the semiconductor assembly industry that provides customers with semiconductor wire bonding equipment along with the complementary packaging materials and test interconnect products that actually contact the surface of the customer’s semiconductor devices. We believe that the ability to control all of these assembly related products provides us with a significant competitive advantage, and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

The semiconductor industry has been historically volatile, with periods of rapid growth followed by downturns. In response to recent downturns, we shifted our strategy, focusing on our larger, more established product lines, and divesting or discontinuing smaller or more speculative businesses. Additionally, we continuously seek to further reduce our cost structure by moving operations to lower cost areas, moving away from non-core businesses, and increasing our productivity. We believe the historical volatility of the semiconductor industry—both upward and downward—will persist.

Kulicke and Soffa Industries, Inc. was incorporated in Pennsylvania in 1956. Our principal offices are located at 2101 Blair Mill Road, Willow Grove, Pennsylvania 19090 and our telephone number is (215) 784-6000. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission. Our annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC website at http://www.sec.gov.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials, and test interconnect products. Set forth below is a table listing the net revenue from continuing operations for each business segment for our fiscal years ended September 30, 2003, 2004, and 2005:

	(in thousands) Fiscal Year Ended September 30,
	2003	2004	2005
Equipment (1)	$198,447	$361,244	$201,608
Packaging materials (1)	174,471	234,690	273,934
Test interconnect	104,882	121,877	85,732
Other (2)	135	—	—

	$477,935	$717,811	$561,274

(1)	In the fourth quarter of fiscal 2003, we sold the assets related to the saw and hard material blade businesses that were part of the equipment segment and packaging materials segment, respectively. Those businesses together had fiscal 2003 net sales of $11.3 million.
(2)	Comprised of sales associated with our substrate business that was closed in fiscal 2002.

Our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas packaging materials and test interconnect sales in general tend to be more stable, following the trend of total semiconductor unit production.

See Note 13 to our Consolidated Financial Statements, included under Item 8 of this report, for financial results by business segment and sales by geographic location.

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

Ball Bonders. Automatic IC ball bonders represent a large majority of our semiconductor equipment business. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to its predecessor. In 2005, we extended the life of the successful Maxum product line introducing the Maxum Ultra to supersede the Maxum Plus and the Maxum Elite to supersede the Nutek. Each of these machines provides approximately a 10% productivity improvement over its predecessor and offers various other performance improvements.

Specialty Wire Bonders. We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid, chip on board, and other large area applications; and the Model 8090, a large area wedge bonder. We introduced a new model wafer stud bumper during the fourth quarter of this year, the AT Premier™. The AT Premier™ is targeted for gold-to-gold interconnect in the growing flip chip market. With industry leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

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

Packaging Materials

We manufacture and market a range of semiconductor packaging materials and expendable tools for the semiconductor assembly market, including gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in packaging and assembly processes. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment. A wire bonder uses a capillary or wedge tool and bonding wire much like a sewing machine uses a needle and thread. Our principal products are:

Bonding Wire. We manufacture gold, aluminum and copper wire used in the wire bonding process. This wire is bonded to the chip surface and package substrate by the wire bonder and becomes a permanent part of the customer’s semiconductor package. We produce wire to a wide range of specifications, which can satisfy most wire bonding applications across the spectrum of semiconductor packages.

Expendable Tools. Our expendable tools include a wide variety of capillaries, wedges, die collets and wafer saw blades. The capillaries and wedges attach the wire to the semiconductor chip, allow a precise amount of wire to be fed out to form a permanent wire loop, then attach the wire to the package substrate, and finally cut the wire so that the bonding process can be repeated again. Die collets are used to pick up and place die into packages before the wire bonding process begins. Our hub blades are used to cut silicon wafers into individual semiconductor die.

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

The chart below shows our top ten end-use customers, based on net sales, for each of the last three fiscal years:

Fiscal 2003	Fiscal 2004	Fiscal 2005
1. Advanced Semiconductor Engineering*	1. Advanced Semiconductor Engineering*	1. Advanced Semiconductor Engineering*
2. ST Microelectronics	2. ST Microelectronics	2. ST Microelectronics*
3. Intel	3. Texas Instruments	3. Intel
4. Amkor Technologies	4. Intel	4. Siliconware Precision Industries
5. Texas Instruments	5. Siliconware Precision Industries	5. Infineon Technologies
6. Infineon Technologies	6. Spansion	6. Texas Instruments
7. National Semiconductor	7. National Semiconductor	7. STATS ChipPAC
8. Philips Electronics	8. ST Assembly Test	8. Samsung
9. ST Assembly Test	9. Infineon Technologies	9. Spansion
10. Siliconware Precision Industries	10. Amkor Technologies	10. National Semiconductor

*	Accounted for more than 10% of total fiscal year net sales.

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

International Operations

We sell our products to semiconductor manufacturers, semiconductor subcontract assemblers, and vertically integrated manufacturers of electronic systems, which are primarily located in or have operations in the Asia/Pacific region. Approximately 88% of our fiscal 2005 net sales, 86% of our fiscal 2004 net sales, and 80% of our fiscal 2003 net sales were for delivery to customer locations outside of the United States. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea, Japan, China and the Philippines. We expect sales outside of the United States to continue to represent a majority of our future revenues.

Sales and Customer Support

We believe that providing comprehensive worldwide sales, service, training and support are important competitive factors in the semiconductor equipment industry, and we manage these functions through our global customer operations group. Some of these operations are focused on wire bonders and packaging materials, and others focus on test related products. We rely on a combination of a direct sales force, manufacturers’ representatives and distributors for the sale of our various product lines. In order to support our customers whose semiconductor assembly operations are located primarily outside of the United States, we have sales, service, and support personnel based in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand, and Europe, and applications labs in Singapore, Japan, Israel, and Taiwan. We provide timely customer service and support by positioning our service representatives and spare parts near customer facilities, which provides customers with the ability to place orders locally and to deal with service and support personnel who speak the customer’s language and are familiar with local country practices.

Backlog

At September 30, 2005, we had a backlog of customer orders totaling $99.0 million, compared to $81.0 million at June 30, 2005 and $59.7 million at September 30, 2004. Our backlog consists of customer orders which are scheduled for shipment within 12 months. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of revenues for any succeeding quarterly period.

Manufacturing

The Company believes excellence in manufacturing can create a competitive advantage, both through lower costs and superior responsiveness. In order to achieve these goals, we manage our manufacturing operations through a single organization and are trending to fewer, larger factories to take advantage of economies of scale and the cost savings available in low labor cost areas.

Equipment. Our equipment manufacturing activities consist primarily of integrating outsourced parts and subassemblies, and testing the finished product to customer specifications. During fiscal 2005, most of our equipment manufacturing took place in Singapore, with a small number of machines built in Willow Grove, Pennsylvania. We believe the outsourcing model enables us to minimize our fixed costs and capital expenditures and focus on product differentiation through technology innovations in system design and manufacturing quality control. Just-in-time inventory management has reduced our manufacturing cycle times and reduced our on-hand inventory requirements. We have received ISO 9001 and ISO 14001 certifications for our equipment manufacturing facility in Singapore.

Packaging Materials. We manufacture expendable tools at facilities in Yokneam, Israel and Suzhou, China, and bonding wire at facilities in Singapore and Thalwil, Switzerland. We manufacture blades for wafer sawing in Santa Clara, California, (scheduled to be closed in the first quarter of fiscal 2006) and Suzhou, China. Our bonding wire facility in Switzerland has received ISO 9001 certification; our bonding wire facility in Singapore has received QS9000 and ISO 14001 certifications; our blade facility in California has received ISO 9002 certification; our bonding tools facility in Yokneam, Israel has received ISO 9001 and ISO 14001 certifications; and our bonding tools facility in Suzhou, China has received ISO 9001 and ISO 14001 certifications.

Test Interconnect Products. We manufacture test probe cards in various facilities located in: Gilbert, Arizona; San Jose, California; Hsin Chu, Taiwan; Suzhou, China; and Corbeil, France. We manufacture ATE interface assemblies in Gilbert, Arizona. As part of our ongoing cost reduction activities, we sold our ATE test board fabrication assets in Dallas, Texas in the third quarter of fiscal 2003 and moved to an outsource strategy for these components. In fiscal 2004, we closed a test manufacturing facility in Meyreuil, France. During 2005, we closed test manufacturing facilities in East Kilbride, Scotland, Hayward, California and in Singapore.

Research and Product Development

Many of our customers generate technology roadmaps describing the future manufacturing capability requirements needed to support their product development plans. Our research and product development activities are organized so that our products anticipate our customers’ requirements. This can happen either through continuous improvement of our existing products, including upgrades for products already installed in customers’ facilities, or through the creation of next-generation products. Examples of our continuous improvement strategy include the Maxum Elite and Maxum Ultra wire bonders – both improvements of the Maxum product line, our advanced epoxy line of probe cards, and our DuraCap line of bonding tools. Major next-generation development programs are underway for our wire bonder, probe card and test socket product lines. Whether we proceed via continuous improvement, or via next-generation technology development, our goal is technology leadership in each of our major product lines.

Our net expenditures for research and development totaled approximately $41.0 million, $34.6 million, and $38.1 million during our fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Competition

The market for semiconductor equipment, packaging materials, and test interconnect products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, as well as speed/throughput, production yield, process control and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

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

In addition, we believe that much of our important technology resides in our trade secrets and proprietary software. As long as we rely on trade secrets and unpatented knowledge, including software, to maintain our competitive position, we cannot assure you that competitors may not independently develop similar technologies and possibly obtain patents containing claims applicable to our products and processes. Our ability to defend ourselves against these claims may be limited. In addition, although we execute non-disclosure and non-competition agreements with certain of our employees, customers, consultants, selected vendors and others, there is no assurance that such secrecy agreements will not be breached, or that they can be enforced. Additional disclosures regarding these risks, as well as other risk factors facing the Company are included in Item 7. “Management’s Discussion and Analysis”, included herein.

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

Employees

At September 30, 2005, we had 3,326 permanent employees and 284 temporary and contract workers worldwide. The only employees represented by a labor union are the bonding wire employees in Singapore. Generally, we believe our employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to engineering. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of September 30, 2005. Our executive officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	First Became an Officer (calendar year)	Position
C. Scott Kulicke	56	1976	Chairman of the Board of Directors and Chief Executive Officer
Charles Salmons	50	1992	Senior Vice President, Wafer Test
Jagdish (Jack) G. Belani	52	1999	Senior Vice President of Package Materials and Corporate Marketing
Maurice E. Carson	48	2003	Vice President and Chief Financial Officer
Bruce Griffing	55	2004	Vice President, Engineering
Oded Lendner	45	1996	Senior Vice President, Package Test

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

Jagdish (Jack) G. Belani holds the position of Senior Vice President of Package Materials and Corporate Marketing. He was appointed to this position in November 2005. Before this, he was Vice President of Wire Bonding and Corporate Marketing, and prior to that, Vice President of all the Business Units and Marketing and prior to that he was President of the Wire Bonding Division and before that President of XLAM which was our high density substrate group. He became an officer of the Company upon joining us in April 1999 as Vice President and President of our high density substrate group. Before joining us, he served for more than three years in the Worldwide Manufacturing Group of Cypress Semiconductor Corporation, a supplier of integrated circuits for network infrastructure and access equipment, where he was Vice President of Assembly and Packaging when he left to join us. Before Cypress, he was with National Semiconductor Corporation for approximately 18 years in a variety of technical and managerial positions and one year with Advanced Micro Devices as a Bipolar Memory Wafer Fabrication Process Development Engineer.

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

Oded Lendner holds the position of Senior Vice President, Package Test. He was appointed to this position in November 2004. He was appointed to the position of Vice President, World Wide Operations in January 2002. Before this he was President of our Microelectronics division for one year. He joined our Israeli subsidiary in 1989 and has held positions of increasing responsibility throughout our manufacturing organization, and was named Deputy Managing Director, Operations in Israel in 1993. He relocated to the United States and first became an officer of the Company in 1996 as the Vice President, Operations for the Equipment group. In 1999, he became Vice President, Ball Bonder Business unit and Managing Director of K&S Singapore.

Item 2. PROPERTIES.

Our major operating facilities are described in the table below:

Facility	Approximate Size	Function	Products Manufactured	Lease Expiration Date

Willow Grove, Pennsylvania	220,000 sq.ft.(1)(4)	Corp. headquarters, manufacturing, technology center, sales and service	Wedge, large area bonders	May 2006

Fort Washington, Pennsylvania	88,000 sq.ft.(1)(4)	Corp. headquarters, manufacturing, technology center, sales and service	Wedge, large area bonders	April 2018

Suzhou, China	134,700 sq.ft.(1)	Manufacturing	Capillaries, probe cards, dicing blades, test sockets	October 2007

Singapore	77,500 sq.ft.(1)	Manufacturing, technology center, assembly systems	Wire bonders	August 2008

Singapore	38,400 sq.ft.(1)	Manufacturing, technology center, assembly systems	Bonding wire	May 2006

Gilbert, Arizona	83,000 sq.ft.(1)	Manufacturing, sales and service	Probe cards, ATE interface assemblies	May 2012

Yokneam, Israel	53,800 sq.ft.(2)	Manufacturing, technology center	Capillaries, wedges, die collets	N/A

Hsin Chu, Taiwan	28,400 sq.ft(1)	Manufacturing	Probe cards	July 2007

San Jose, California	34,100 sq.ft.(1)	Manufacturing, sales and service	Probe cards	August 2007

Thalwil, Switzerland	15,100 sq.ft.(1)	Manufacturing	Bonding wire	(3)

(1)	Leased.

(2)	Owned.
(3)	Cancelable semi-annually upon six months notice.
(4)	Fort Washington, Pennsylvania facility will replace Willow Grove, Pennsylvania facility as the Company’s headquarters in May 2006.

We also rent space for sales and service offices in: Santa Clara, California; Southbury, Connecticut; Austin, Texas; China; Germany; Hong Kong; Japan; Korea; Malaysia; the Philippines; Taiwan; and Thailand and operate smaller manufacturing facilities in Santa Clara, California; and France. We believe that our facilities generally are in good condition.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq National Market under the symbol “KLIC.” The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Common Stock Price
	High	Low
Fiscal year ended September 30, 2005:
First Quarter	$9.30	$5.70
Second Quarter	8.68	5.90
Third Quarter	8.44	4.94
Fourth Quarter	10.60	6.74

Fiscal year ended September 30, 2004:
First Quarter	$17.20	$10.83
Second Quarter	16.72	10.51
Third Quarter	12.80	9.61
Fourth Quarter	10.95	4.80

The payment of dividends on our common stock is within the discretion of our board of directors. We have not historically paid any cash dividends on our common stock, including during the past two fiscal years, and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain earnings to finance the growth of our business and/or pay down debt.

For the purposes of calculating the aggregate market value of the shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed that all of our outstanding shares were held by nonaffiliates except for the shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our proxy statement relating to our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

On December 2, 2005, there were 503 holders of record of the shares of outstanding common stock.

Recent Sales of Unregistered Securities:

During the last fiscal year, except as otherwise disclosed on our current reports on Form 8-K, we have not sold any of our securities without registration under the Securities Act, except as described below:

During the quarter ended March 31, 2005, we issued and contributed 215,000 shares of our common stock with a fair value of $1.5 million to Reliance Trust Company, as Trustee of our pension plan, in a private placement under Section 4(2) of the Securities Act. We issued and contributed the shares of our common stock to the trust to fund certain obligations to the pension plan.

Item 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this report or in annual reports filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	(in thousands, except per share amounts) Fiscal Year Ended September 30,
	2001	2002	2003	2004	2005
Statement of Operations Data:
Net Sales:
Equipment	$249,952	$169,469	$198,447	$361,244	$201,608
Packaging materials	150,945	157,176	174,471	234,690	273,934
Test	116,890	114,698	104,882	121,877	85,732
Corporate and other (1)	595	222	135	—	—

Total net sales	518,382	441,565	477,935	717,811	561,274

Cost of goods sold:
Equipment	166,359	142,965	129,092	208,862	115,771
Packaging materials	110,570	118,080	132,779	182,658	224,001
Test	84,401	79,686	87,856	95,286	79,923
Corporate and other (1)	—	14	—	—	—

Total cost of goods sold (2)	361,330	340,745	349,727	486,806	419,695

Operating expenses:
Equipment	105,609	91,966	71,678	59,071	51,427
Packaging materials	31,088	32,578	26,684	21,942	24,259
Test	66,148	130,077	44,218	48,107	147,399
Corporate and other (1)	34,234	66,883	15,539	17,940	17,041

Total operating expenses (2)	237,079	321,504	158,119	147,060	240,126

Income (loss) from operations:
Equipment	(22,016)	(65,462)	(2,323)	93,311	34,410
Packaging materials	9,287	6,518	15,008	30,090	25,674
Test	(33,659)	(95,065)	(27,192)	(21,516)	(141,590)
Corporate and other (1)	(33,639)	(66,675)	(15,404)	(17,940)	(17,041)

Income (loss) from continuing operations (2)	(80,027)	(220,684)	(29,911)	83,945	(98,547)

Interest income (expense), net	(5,542)	(14,941)	(16,491)	(9,357)	(1,578)
Charge on early extinguishment of debt	—	—	—	(10,510)	—
Other income and minority interest	8,022	2,010	—	—	—

Income (loss) from continuing operations before taxes and cumulative effect of change in accounting principle	(77,547)	(233,615)	(46,402)	64,078	(100,125)
Provision (benefit) for income taxes from continuing operations (3)	(21,468)	32,561	7,594	7,386	3,957
Loss from discontinued operations, net of tax (2)(4)	(1,009)	(7,939)	(22,693)	(812)	—
Cumulative effect of change in accounting principle, net of tax	(8,163)	—	—	—	—

Net income (loss)	(65,251)	(274,115)	(76,689)	55,880	(104,082)
Addback: Goodwill amortization, net of tax (8)	9,587	—	—	—	—

Pro forma net income (loss) (8)	$(55,664)	$(274,115)	$(76,689)	$55,880	$(104,082)

	(in thousands, except per share amounts) Fiscal Years Ended September 30,
	2001	2002	2003	2004	2005
Income (loss) from continuing operations before cumulative effect of change in accounting principle per share: (5)
Basic	$(1.15)	$(5.41)	$(1.09)	$1.12	$(2.02)
Diluted	$(1.15)	$(5.41)	$(1.09)	$0.90	$(2.02)
Discontinued operations, net of tax per share: (5)
Basic	$(0.02)	$(0.16)	$(0.46)	$(0.02)	$—
Diluted	$(0.02)	$(0.16)	$(0.46)	$(0.01)	$—
Cumulative effect of change in accounting principle, net of tax per share: (5)
Basic	$(0.17)	$—	$—	$—	$—
Diluted	$(0.17)	$—	$—	$—	$—
Net income (loss) per share: (5)
Basic	$(1.34)	$(5.57)	$(1.54)	$1.10	$(2.02)
Diluted	$(1.34)	$(5.57)	$(1.54)	$0.89	$(2.02)
Goodwill amortization, net of tax per share: (5) (8)
Basic	$0.20	$—	$—	$—	$—
Diluted	$0.20	$—	$—	$—	$—
Pro forma net income (loss) per share: (5) (8)
Basic	$(1.14)	$(5.57)	$(1.54)	$1.10	$(2.02)
Diluted	$(1.14)	$(5.57)	$(1.54)	$0.89	$(2.02)
Shares used in per common share calculations: (5)
Basic	48,877	49,217	49,695	50,746	51,619
Diluted	48,877	49,217	49,695	68,582	51,619

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$202,928	$111,300	$73,051	$95,766	$95,369
Working capital	265,355	159,813	132,628	175,953	186,049
Total assets	777,426	538,682	442,861	476,958	386,496
Long-term debt (6) (7)	301,511	300,393	300,338	275,725	270,000
Shareholders’ equity (deficit)	338,547	69,323	97	67,020	(31,748)

(1)	Corporate and other included the sales and expenses from the Company’s former high density substrate business and corporate activities.

(2)	During fiscal 2005, we recorded the following charges as operating expenses in continuing operations: severance charges of $3.7 million; asset impairment charges of $100.6 million; China start-up costs of $2.0 million; and inventory write downs of $2.1 million. We also recorded a gain on the sale of assets of $2.2 million within fiscal 2005 operating expenses.

During fiscal 2004, we recorded the following charges as operating expenses in continuing operations: severance charges of $4.5 million; asset impairment charge of $3.3 million; China start-up costs of $1.6 million; inventory write-downs of $1.5 million; and a reversal of prior year resizing charges of $0.1 million. We also recorded a gain on the sale of assets of $1.0 million within fiscal 2004 operating expenses.

During fiscal 2003, we recorded the following charges as operating expenses in continuing operations: loss on sale of product lines of $5.3 million and asset impairment of $3.6 million of which $1.7 million was associated with the discontinuation of a test product, $1.2 million was due to the reduction in size of a test facility in Dallas, Texas, and $0.7 million resulted from the write-down of assets that were sold and assets that became obsolete, $5.2 million of severance associated with workforce reductions; and charges for inventory write-downs of $5.1 million (to costs of goods sold). We recorded the following charges in discontinued operations: asset impairment of $6.9 million associated with the write-down of the assets of our flip chip business unit to realizable value and goodwill impairment of $5.7 million associated with our former flip chip reporting unit.

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

During fiscal 2001, we purchased all the outstanding stock of Cerprobe Corporation and Probe Technology Corporation. As a result of these acquisitions, during the year ended September 30, 2001, we recorded a pre-tax charge of approximately $11.7 million for the write-off of in-process research and development. We also recorded charges of $19.9 million (to costs of goods sold) for inventory write-downs, $4.2 million for severance for the elimination of 511 positions and other related charges associated with a resizing of our workforce, $0.8 million for asset impairment charges, and non-recurring other income of $8.0 million as the result of an insurance settlement. In fiscal 2001, we also adopted SAB 101, resulting in a cumulative effect of an accounting change charge of $8.2 million, net of tax. Additionally, cost of goods sold for the year ended September 30, 2001 includes $4.2 million of acquisition related inventory step-up costs.

(3)	In fiscal 2005, we recorded $15.0 million of valuation allowance associated with our U.S. net operating loss carryforward deferred tax asset. In fiscal 2004, we reversed $11.2 million of valuation allowance associated with our U.S. net operating loss carryforward deferred tax asset. In fiscal 2003, we recorded a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards of $12.1 million. In fiscal 2002 we recorded a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards of $65.3 million and a charge of $25.0 million to provide for tax expense on repatriation of certain foreign earnings.

(4)	Reflects the operations of the Company’s former flip chip business unit which was sold in February 2004.

(5)	For fiscal years 2001, 2002, 2003 and 2005, only the common shares outstanding have been used to calculate both the basic earnings per common share and diluted earnings per common share because the inclusion of potential common shares would be anti-dilutive due to the net losses from continuing operations reported in those years. The after-tax interest expense recognized in fiscal 2004 associated with our convertible subordinated notes that was added back to net income in order to compute diluted net income per share was $5.2 million.

(6)	Does not include letters of credit.

(7)	In June 2004, we issued $65.0 million in principal amount of 1% Convertible Subordinated Notes due 2010 and in December 2003, we issued $205.0 million in principal amount of 0.5% Convertible Subordinated Notes due 2008. In August 2001, we issued $125.0 million in principal amount of 5 1/4% Convertible Subordinated Notes due 2006, which we redeemed in their entirety in August 2004. In December 1999, we issued $175.0 million in principal amount of 4.75% Convertible Subordinated Notes due 2006, which we redeemed in their entirety in December 2003.

(8)	Reflects pro-forma results as if the adoption of SFAS 142 Goodwill and Intangible Assets had occurred at October 1, 2000. The adjustments reflect an add-back of the amortization expense related to goodwill, net of tax, which would not have occurred under the provisions of the standard. As part of the adoption of SFAS 142, there were no indefinite lived intangibles identified, and there was no change to the estimated useful lives of existing intangible assets.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this section and in our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes in this report.

Introduction

We design, manufacture and market capital equipment, packaging materials and test interconnect products as well as service, maintain, repair and upgrade equipment, all used to assemble or test semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is currently divided into three product segments:

•	equipment;

•	packaging materials; and

•	wafer and package test interconnect products

We believe we are the only major supplier to the semiconductor assembly industry that provides customers with semiconductor wire bonding equipment along with the complementary packaging materials and test interconnect products that actually contact the surface of the customer’s semiconductor devices. We believe that the ability to control all of these assembly related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

The semiconductor industry historically has been volatile, with periods of rapid growth followed by downturns. One such downturn began during the fourth quarter of fiscal 2004, as we experienced a 24% reduction in sales compared to our third quarter of fiscal 2004. The sales decline continued into the first quarter of fiscal 2005 as sales were down 21% compared to the fourth quarter of fiscal

2004. Revenue increased 7% during the second quarter of fiscal 2005, compared to the first quarter of fiscal 2005, and increased 10% during the third quarter of fiscal 2005, compared to the second fiscal quarter of 2005. In addition, revenues increased 32% in the fourth quarter of fiscal 2005 compared to the third quarter of fiscal 2005. We expect this trend to continue into the December 2005 quarter, with revenues in the $200.0 to $220.0 million range. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

We have continued to lower our cost structure by consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing higher-performing, lower cost equipment. Cost reduction efforts have become, and will continue to be, an important part of our normal ongoing operations and we believe this will drive down our cost structure below current levels, while not diminishing our product quality. We expect to incur additional expenses such as severance and facility closing costs as a result of these cost reduction programs. Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business.

We reported a loss from operations from our Test business segment of $141.6 million in fiscal 2005 compared to a loss of $21.5 million in fiscal 2004. The fiscal 2005 loss includes non-cash goodwill and intangible asset impairment charges totaling $100.6 million. We are continuing with our plan to improve the performance of this segment. To date, we have made progress on consolidating some of our Test facilities and transferring portions of our Test production to our China facility, and we are continuing to aggressively market our existing products to customers. At the same time, we continue to work on the development of our new Test products, including our Quatrix and Advanced Vertical Test (“AVT”) programs. We expect these Test plan activities will continue through calendar year 2006 and will result in future period charges and/or restructuring charges, which may be significant.

Products and Services

We offer a range of wire bonding equipment and spare parts, packaging materials and test interconnect products. Set forth below is a table listing the percentage of our total net revenues from continuing operations for each business segment:

	(dollars in thousands) Fiscal Year Ended September 30,
	2003		2004		2005
	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues
Equipment (1)	$198,447	42%	$361,244	50%	$201,608	36%
Packaging Materials (1)	174,471	37%	234,690	33%	273,934	49%
Test interconnect	104,882	21%	121,877	17%	85,732	15%
Other (2)	135	—	—	—	—	—

	$477,935	100%	$717,811	100%	$561,274	100%

(1)	In the fourth quarter of fiscal 2003, we sold the assets related to the saw and hard material blade businesses that were part of the equipment segment and packaging materials segment, respectively. Those businesses had fiscal 2003 net sales of $11.3 million.
(2)	Comprised of sales associated with our substrate business that was closed in fiscal 2002.

Our equipment sales have been, and are expected to remain, highly volatile due to the semiconductor industry’s need for new capability and capacity, whereas packaging materials and test interconnect sales tend to be more stable, following the trend of total semiconductor unit production.

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

Ball Bonders. Automatic IC ball bonders represent a large majority of our semiconductor equipment business. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to its predecessor. In 2005, we extended the life of the successful Maxum product line, introducing the Maxum Ultra to supersede the Maxum Plus and the Maxum Elite to supersede the Nu-Tek. Each of these machines provides approximately a 10% productivity improvement over its predecessor and offers various other performance improvements.

Specialty Wire Bonders. We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid, chip on board, and other large area applications; and the Model 8090, a large area wedge bonder. We introduced a new model wafer stud bumper during the fourth quarter of this year, the AT Premier™. The AT Premier™ is targeted for gold-to-gold interconnect in the growing flip chip market. With industry leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

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

Packaging Materials

We manufacture and market a range of semiconductor packaging materials and expendable tools for the semiconductor assembly market, including gold, aluminum and copper wire, capillaries, wedges, die collets and saw blades, all of which are used in packaging and assembly processes. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment. A wire bonder uses a capillary or wedge tool and bonding wire much like a sewing machine uses a needle and thread. Our principal products are:

Bonding Wire. We manufacture gold, aluminum and copper wire used in the wire bonding process. This wire is bonded to the chip surface and package substrate by the wire bonder and becomes a permanent part of the customer’s semiconductor package. We produce wire to a wide range of specifications, which can satisfy most wire bonding applications across the spectrum of semiconductor packages.

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

Accounting Policies, Pronouncements and Estimates

We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition. Our revenue recognition policy is in accordance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (K&S factory), with title transferring to our customer at our loading dock or upon embarkation. We do have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables.

Our business is subject to contingencies related to customer orders as follows:

•	Right of Return: A large portion of our revenue comes from the sale of machines that are used in the semiconductor assembly process. These items are generally built to order, and often include customization to a customer’s specifications. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer’s facility. As a result, customer returns have historically represented a very small percentage of customer sales on an annual basis. Our policy is to provide an allowance for customer returns based upon our historical experience and management assumptions.

•	Warranties: Our products are generally shipped with a one-year warranty against manufacturer’s defects and we generally do not offer extended warranties in the normal course of our business. We recognize a liability for estimated warranty expense when revenue for the related product is recognized. The estimated liability for warranty is based upon historical experience and our estimates of future expenses.

•

Conditions of Acceptance: Sales of our consumable products and bonding wire generally do not have customer acceptance terms. In certain cases, sales of our equipment products do have customer acceptance clauses which generally require that the equipment perform in accordance with specifications during an on-site factory inspection by the customer, as well as when installed at the customer’s facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customer’s facility, the revenue for the equipment will be not be recognized until acceptance, which typically consists of installation and testing, is received from the customer.

•	Price Protection: We do not provide price protection to our customers.

Critical Estimates and Assumptions:

Generally accepted accounting principles require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in our financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of unremitted foreign subsidiary earnings, self-insurance reserves, pension benefit liabilities, resizing, warranties, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory Reserves. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of 12 or 18 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at our customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we record additional reserves for the difference between the carrying value of our inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than our projections, additional inventory reserves may be required. We review and physically dispose of excess and obsolete inventory on a regular basis.

Valuation of Long-lived Assets. Our long-lived assets include property, plant and equipment, and goodwill and intangible assets. Our property, plant and equipment and intangible assets are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying amount of these assets may not be recoverable. The fair value of our goodwill and intangible assets is based upon our estimates of future cash flows and other factors to determine the fair value of the respective assets. We manage and value our intangible technology assets in the aggregate, as one asset group, not by individual technology. We perform our annual goodwill and intangible assets impairment tests in the fourth quarter of each fiscal year, which coincides with our annual planning process. We also test for impairment whenever a “triggering” event occurs. Our impairment testing resulted in an impairment charge related to our test segment business of $100.6 million in fiscal 2005, an impairment charge of $3.2 million in fiscal 2004 related to our PC board fabrication business, and an impairment charge of $10.5 million in fiscal 2003 ($3.6 million was included in continuing operations and $6.9 million was included in discontinued operations) related to actions taken within our test business segment. The fiscal 2003 impairment charge included $6.9 million related to our flip chip business unit, $1.7 million related to manufacturing equipment for a discontinued test product, $1.2 million related to manufacturing equipment in our Dallas, Texas test facility and $0.7 million related to write-downs of assets sold and write-offs of obsolete assets. If our actual results are less favorable than the estimates or assumptions used to determine the fair value of the respective assets, we may be required to record additional impairment charges in accordance with SFAS 142 and SFAS 144.

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. While we have considered future taxable income and our ongoing tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2002 and 2003 we established a valuation allowance against our deferred tax assets generated from our U.S. net operating losses. In fiscal 2004 we reversed the portion of the valuation allowance that was equal to the U.S. federal income tax expense on our U.S. income for that fiscal year. In fiscal 2005, we generated additional U.S. net operating loss carryforwards and established additional valuation allowances against these deferred tax assets. Also in fiscal 2005, we reduced the valuation allowance against U.S. net operating loss carryfowards for the planned repatriation of certain foreign earnings in fiscal 2006. If we were to generate additional U.S. net operating loss carryforwards, additional valuation allowances would be set up against these deferred tax assets.

Resizing. We have engaged and may continue to engage in resizing activities in response to the semiconductor industry’s volatility. Our resizing plans require us to make significant estimates in several areas including the realizable values of assets, expenses for severance and other employee separation costs, and costs for lease terminations. The amounts we have accrued represent our estimates of the obligations we ultimately expect to incur in connection with our resizing plans, but could be subject to change due to various factors, including market conditions and the outcome of negotiations with third parties. Any additional resizing actions may have an negative effect on our operating results in the period in which any such action is taken.

Overview of Statement of Operations

Net revenues. Our equipment sales depend on the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide, which in turn, depend on the current and anticipated market demand for semiconductors and technology driven advancements in semiconductor design.

Our packaging materials sales depend on manufacturing expenditures of semiconductor manufacturers and subcontract assemblers worldwide, many of which also purchase our equipment products. However, the volatility in demand for our packaging materials is less than that of our equipment sales due to the consumable nature of these products. To a lesser extent, our gold wire sales are impacted by changes in the price of gold.

Our test interconnect solutions sales depend on the manufacturing expenditures of some of the same semiconductor manufacturers and subcontractors as our equipment and packaging materials sales, as well as other customers. Because of the consumable and customized nature of most of our test products, however, the volatility in demand for these test products is less than that of our equipment sales.

Cost of goods sold. Equipment cost of goods sold consists mainly of subassemblies, materials, direct and indirect labor costs and other overhead. We rely on subcontractors to manufacture many of the components and subassemblies for our products and we rely on sole source suppliers for some material components.

Packaging materials cost of goods sold consists primarily of gold and aluminum, direct labor and other materials used in the manufacture of bonding wire, capillaries, wedges and other company products, with gold making up the majority of the cost. Gold bonding wire is generally priced based on a fabrication charge per 1,000 feet of wire, plus the value of the gold. To minimize our exposure to gold price fluctuations, we obtain gold for fabrication under a contract with our gold supplier, which generally matches the price we pay for the gold with the price we invoice our customers. Accordingly, fluctuations in the price of gold are generally absorbed by our gold supplier or passed on to our customers. Since gold makes up a significant portion of the cost of goods sold of our bonding wire business unit, the gross profit as a percentage of sales of that business unit and therefore of the packaging materials segment is lower than can be expected in the equipment business.

Test interconnect cost of goods sold consists primarily of direct labor and indirect labor for engineering design and materials used in the manufacture of wafer and IC package testing cards and devices.

Selling, general and administrative expense. Our selling, general and administrative expense is comprised primarily of personnel and related costs, professional fees, and depreciation expense.

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

Results of Operations

Fiscal Years Ended September 30, 2003, 2004 , and 2005

The table below shows the principal line items from our consolidated statements of operations, as a percentage of our net sales:

	Fiscal Year Ended September 30,
	2003	2004	2005
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	73.2	67.8	74.8

Gross margin	26.8	32.2	25.2
Selling, general and administrative	21.4	14.1	16.8
Research and development, net	8.0	4.8	7.3
Resizing	(0.1)	(0.0)	—
Asset impairment	0.8	0.5	8.7
Goodwill impairment	—	—	9.2
Amortization of intangibles	1.9	1.3	1.1
Gain on sale of assets	—	(0.1)	(0.4)
Loss on sale of product lines	1.1	—	—

Income (loss) from operations	(6.3)%	11.7%	(17.5)%

Fiscal Years Ended September 30, 2005 and September 30, 2004

Bookings and Backlog. During the fiscal year ended September 30, 2005, we recorded bookings of $600.5 million compared to $718.5 million in fiscal 2004. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets the Company’s credit requirements. At September 30, 2005, the backlog of customer orders totaled $99.0 million, compared to $59.7 million at September 30, 2004. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period.

Net Revenues

Business segment net revenues:

	(dollar amounts in thousands) Fiscal year ended September 30,
	2004	2005	% Change
Equipment	$361,244	$201,608	(44.2)%
Packaging materials	234,690	273,934	16.7%
Test interconnect	121,877	85,732	(29.7)%

	$717,811	$561,274	(21.8)%

Net Revenue. Overall, net revenue for fiscal 2005 decreased $156.5 million, or 22% to $561.3 million from $717.8 million in fiscal 2004. Following is a review of net revenue for each of our three business segments.

For fiscal 2005, net revenue for the equipment segment declined $159.6 million, or 44% to $201.6 million from $361.2 million in fiscal 2004. This decrease in revenue was primarily due to a 51% reduction in unit sales of our automatic ball bonders caused by reduced industry-wide demand for backend semiconductor equipment. Partially offsetting this decrease in unit sales was a 2% increase in average selling prices, resulting from higher average selling prices on our next generation automatic ball bonders. Generally, the proportion of newer models sold, as well as product and customer mix, impact average selling prices.

For fiscal 2005, net revenue for the packaging materials segment increased $39.2 million, or 17% to $273.9 million from $234.7 million in fiscal 2004. This increase in revenue resulted from a $43.7 million increase in wire revenue that was partially offset by a $4.2 million reduction in expendable tools revenue. The $43.7 million increase in wire revenue was primarily due to a 27.2% increase in gold wire unit volumes caused by increased orders from existing customers and two new customers in Taiwan, along with a 8.0% increase in average selling prices caused by an increase in the price of gold. The $4.2 million reduction in expendable tools revenue was primarily due to an 8% reduction in average selling prices caused by pricing pressures, and a 4% reduction in capillary unit sales caused by lower industry-wide demand. Gold wire selling prices are heavily dependent upon the price of gold and can fluctuate significantly from period to period.

For fiscal 2005, our test segment net revenue decreased $36.1 million, or 30% to $85.7 million from $121.9 million in fiscal 2004. The lower net revenues were primarily due to reduced industry-wide demand, reduced market share caused by factory closings and operations transfers, product pricing pressures, and lower demand for our products from our customers. Blended average selling prices are not meaningful in the test business due to lack of a standard unit of measure and the large difference in types sold. As such, blended average selling price is not a metric used by management

The majority of our sales are to customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 88% of our total sales in fiscal 2005 compared to 86% in the prior fiscal year. The majority of these foreign sales were to customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Korea, Singapore, Japan. Taiwan accounted for the largest single destination for our product shipments with 24% of our shipments in fiscal 2005 compared to 25% of our shipments in the prior fiscal year.

Gross Profit

Business segment gross profit:

	(dollar amounts in thousands) Fiscal year ended September 30,
	2004	% Sales	2005	% Sales
Equipment	$152,382	42.2%	$85,837	42.6%
Packaging materials	52,032	22.2%	49,933	18.2%
Test interconnect	26,591	21.8%	5,809	6.8%

	$231,005	32.2%	$141,579	25.2%

Gross profit. Overall, gross profit for fiscal 2005 decreased $89.4 million to $141.6 million from $231.0 in fiscal 2004. This lower gross profit is primarily due to reduced industry-wide demand, particularly for automatic ball bonders sold within our equipment segment. To a lesser extent, the lower gross profit was caused by higher unit costs within our test business segment resulting from decreased demand for our test products and duplicate production costs as we increased production capacity at our China facility to allow for the transfer and shutdown of certain test segment production operations in Europe and the United States. Gross margin (which represents gross profit divided by revenues) decreased to 25.2% during fiscal 2005 from 32.2% during fiscal 2004. This decrease was primarily due to a product mix shift from higher margin equipment sales to lower margin package materials segment sales, and to higher unit costs within our test segment.

For fiscal 2005, gross profit for the equipment segment decreased $66.6 million to $85.8 million from $152.4 million in fiscal 2004, as industry-wide demand for automatic ball bonders declined sharply. Our equipment segment gross margin increased slightly from 42.2% in fiscal 2004 to 42.6% in fiscal 2005.

For fiscal 2005, gross profit for our packaging materials segment decreased $2.1 million to $49.9 million from $52.0 million in fiscal 2004. This $2.1 million (net) reduction was primarily due to lower average selling prices for our capillary products (caused by pricing pressures) that amounted to $4.0 million, which was partially offset by an increase in gross profit of $1.9 million from increased gold wire sales. Our packaging materials segment gross margin declined to 18.2% during fiscal 2005 from 22.2% in fiscal 2004. This decline in gross margin was primarily due to a higher percentage of lower margin wire sales compared to other packaging materials sold, as wire sales increased 25% during fiscal 2005 from fiscal 2004. An 8% increase in the cost of gold also contributed to the decline in gross margins during fiscal 2005, compared to fiscal 2004.

For fiscal 2005, gross profit for our test segment decreased $20.8 million to $5.8 million from $26.6 million in fiscal 2004. Our test segment gross margin also declined to 6.8% during fiscal 2005, from 21.8% in fiscal 2004. This decline in gross profit and gross margin was due to higher unit costs caused by lower production volumes as demand for our test products decreased and lower average selling prices. Increased unit costs associated with the production capacity added to our China facility to provide for the transfer and shutdown of certain test segment operations in Europe and the United States also contributed to the lower gross margin.

Operating Expenses

	(dollar amounts in thousands) Fiscal year ended September 30,
	2004	% Sales	2005	% Sales
Selling, general and administrative	$101,225	14.1%	$94,473	16.8%
Research and development	34,611	4.8%	41,025	7.3%
Resizing (recovery) costs	(68)	—	—	—
Asset impairment	3,293	0.5%	48,820	8.7%
Goodwill impairment	—	—	51,756	9.2%
Gain on sale of assets	(1,023)	(0.1)%	(2,173)	(0.4)%
Amortization of intangible assets	9,022	1.3%	6,225	1.1%

	$147,060	20.5%	$240,126	42.7%

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses of $94.5 million for the fiscal year ended September 30, 2005 decreased $6.7 million compared to the SG&A expenses of $101.2 million in fiscal 2004. This decrease was primarily due to a decrease in incentive compensation of $8.2 million, which was partially offset by an increase in professional fees of $2.3 million, which includes the costs associated with the Company’s compliance with the requirements of the Sarbanes-Oxley Act of 2002. Incentive compensation expense is recorded when net income and certain other performance targets are achieved.

Research and Development

Research and Development expenses for fiscal 2005 increased $6.4 million to $41.0 million from $34.6 million in fiscal 2004. Approximately one half of the increase was caused by an increase in compensation costs (caused by an increase in headcount) with the other half of the increase resulting from an increase in engineering prototype expenses as we increased our investment in the research and development of next-generation products for the ball bonder, package test and vertical test product lines.

Resizing

The Company recorded resizing charges of $18.8 million in fiscal 2002 and $4.2 million in fiscal 2001. In fiscal 2004, the Company reversed $0.1 million of these resizing charges and in fiscal 2003 it reversed $0.5 million of these resizing charges as the actual severance costs were less than the costs originally estimated.

In addition to the formal resizing costs identified below, the Company continued (and is continuing) to downsize its operations. These downsizing efforts resulted in workforce reduction charges, consisting primarily of severance and benefit payments, of $3.7 million in fiscal 2005 compared to $4.5 million in fiscal 2004. In contrast to the resizing plans discussed above, these workforce reductions were not related to formal or distinct restructurings, but rather, the normal and recurring management of employment levels in response to business conditions and our ongoing effort to reduce the Company’s cost structure. These recurring workforce reduction charges were recorded as Selling, General and Administrative expenses.

A table of the charges, reversals and payments of the formal resizing plans initiated in fiscal 2002 appears below:

	(in thousands)
Fiscal 2002 Resizing Plans	Severance and Benefits	Commitments	Total
Provision for resizing plans in fiscal 2002
Continuing operations	$9,486	$9,282	$18,768
Discontinued operations	893	—	893
Payment of obligations	(5,914)	(300)	(6,214)

Balance, September 30, 2002	4,465	8,982	13,447
Change in estimate	(455)	—	(455)
Payment of obligations	(3,135)	(3,192)	(6,327)

Balance, September 30, 2003	875	5,790	6,665
Change in estimate	(68)	—	(68)
Payment of obligations	(440)	(2,619)	(3,059)

Balance, September 30, 2004	367	3,171	3,538
Payment of obligations	(342)	(2,064)	(2,406)

Balance, September 30, 2005	$25	$1,107	$1,132

The plans have been completed but cash payments for the severance charges are expected to continue into fiscal 2006, or such time as the obligations can be satisfied. Commitments represent non-cancelable operating lease obligations. Payments for operating lease commitments are expected to continue into fiscal 2006.

Intangible Asset Impairment (other than Goodwill)

The following table presents a summary of the intangible asset impairment charges recorded for the fiscal years ended September 30, 2004 and 2005:

	(dollar amounts in thousands) Fiscal year ended September 30,
	2004	% Sales	2005	% Sales
Intangible asset impairment	$3,293	0.5%	$48,820	8.7%

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

During fiscal 2005, we tested the identifiable intangible assets (other than goodwill) of the Test segment for potential impairment due to the existence of impairment triggers, which were difficulties in the development of new Test products, challenges in the introduction of these products, and greater than expected losses incurred in the Test segment. Due to the amount of other intangible assets associated with the Company’s test reporting unit, the Company retained an independent valuation firm to assist management in estimating the test reporting unit’s fair value. Based on these analyses, it was determined that the fair value of the identifiable intangible assets as calculated using the undiscounted future cash flows was less than the carrying value of the net assets of the Test segment. As such, an asset impairment charge totaling $48.8 million was recorded during the three months ended June 30, 2005 to fully write off the customer account and complete technology assets of the Test segment. Of this charge, $22.5 million represented customer accounts and $26.3 million represented complete technology intangible assets.

During fiscal 2004 we performed interim impairment testing of our intangible assets (other than goodwill) as a result of the sale of certain assets of the Test segment, and recorded an impairment charge of $3.2 million associated with the reporting unit’s purchased technology intangible asset.

Goodwill Impairment

The following table presents a summary of the Test segment goodwill impairment charges recorded for the fiscal years ended September 30, 2004 and 2005:

	(dollar amounts in thousands) Fiscal year ended September 30,
	2004	% Sales	2005	% Sales
Goodwill impairment	$—	—%	$51,756	9.2%

We had goodwill that related to two of our reporting units. The reporting units were the bonding wire unit, which is included in our Packaging Materials segment, and the test business unit, comprising the Company’s Test segment.

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

Due to the existence of impairment triggers, in June 2005, we performed interim impairment tests on the Test segment’s goodwill and other long-lived tangible and intangible assets. These triggers included the identification of difficulties in the development of new Test products, challenges in the introduction of these products, and greater than expected losses incurred by the Test segment. The Company retained an independent valuation firm to assist management in estimating the test reporting unit’s fair value. The implied fair value of the test reporting unit goodwill was determined by discounting the projected future cash flows from this reporting unit (the fair value of the reporting unit) and then performing an allocation of this fair value to the fair value of the tangible and identifiable intangible assets of the reporting unit, with the residual representing the implied fair value of the goodwill. Based on these analyses, a goodwill impairment charge totaling $51.8 million was identified and recorded during fiscal 2005 to completely write off the goodwill of the test reporting unit.

No impairment charge was recorded for the Packaging Materials segment’s goodwill, as the estimated fair value of the reporting unit (and the implied fair value goodwill) exceeded the carrying value of the goodwill as of September 30, 2005.

Amortization of Intangible Assets

Amortization of intangible assets for the fiscal year ended September 30, 2005 was $6.2 million compared to $9.0 million in fiscal 2004. The decrease in amortization expense of $2.8 million was due to the intangible asset impairment write downs recorded during the third quarter of fiscal 2005.

Gain on sale of assets

For the fiscal year ended September 30, 2005, the $2.2 million net gain on sale of assets consists of a gain on the sale of our wedge bonding technology of $1.6 million, the gain on the sale of land and building in Gilbert, Arizona (previously owned by a variable interest entity) of $1.5 million, and the loss on disposal of assets used in our Test business segment of $0.9 million. In fiscal 2004, we realized a gain of $0.9 million on the sale of land and a building and $0.1 million on the sale of a portion of our PC board business.

Income (loss) From Operations

Income (loss) from operations by business segment appears below:

	(dollar amounts in thousands) Fiscal year ended September 30,
	2004	% Sales	2005	% Sales

Equipment	$93,311	25.8%	$34,410	17.1%
Packaging materials	30,090	12.8%	25,674	9.4%
Test	(21,516)	(17.7)%	(141,590)	(165.2)%
Corporate and other	(17,940)	—%	(17,041)	—%

	$83,945	11.7%	$(98,547)	(17.5)%

For fiscal 2005, we incurred a loss from operations of $98.5 million, compared to income from operations of $83.9 million in fiscal 2004. This change (from income to a loss) was primarily due to non-cash intangible asset and goodwill impairment charges of $100.6 million that were recorded during fiscal 2005 and a $156.5 million decline in sales caused by reduced industry-wide demand for automatic ball bonders.

For fiscal 2005, income from operations for our equipment business segment decreased $58.9 million due to reduced industry-wide demand for our automatic ball bonders. Income from operations for our packaging materials business segment decreased $4.4 million due to lower capillary sales caused by pricing pressures and lower industry-wide demand. The increase in the loss from operations of our test business segment was primarily due to three factors: (1) goodwill and intangible asset impairment charges of $100.6 million, (2) lower revenues caused by reduced industry-wide demand, reduced market share, product pricing pressures, and lower demand for our products from our customers, and (3) higher unit costs caused by lower production volumes and the production capacity added to our China facility to provide for the transfer and shutdown of certain test segment operations in Europe and the United States.

The loss from operations within our Corporate and other segment decreased $0.9 million during fiscal 2005 compared to fiscal 2004. This net decrease was primarily due to decreases in employee compensation and incentive compensation expense of $8.7 million, resizing expense of $0.5 million, and foreign currency translation losses of $0.7 million. These decreases were mostly offset by increases in professional fees and outside services of $4.5 million, relocation expenses of $1.0 million, and a decrease in corporate expenses allocated to the Company’s other business segments of $3.6 million.

Interest Income and Expense

Interest income during fiscal 2005 was $1.1 million higher than in fiscal 2004 due to higher rates of return on invested cash balances. Interest expense during fiscal 2005 was $3.8 million compared to $10.5 million in fiscal 2004. Interest expense in both the current and prior fiscal year primarily reflects interest on our Convertible Subordinated Notes. The reduction in interest expense for fiscal 2005 was due to the early extinguishment of our 4.75% and 5.25% Convertible Subordinated Notes and issuance of our 0.5% and 1.0% Convertible Subordinated Notes during fiscal 2004.

Charge on Early Extinguishment of Debt

In fiscal 2004, we incurred costs of $10.5 million to redeem our 4.75% and 5.25% convertible subordinated notes, of which $6.0 million was a redemption premium cash charge and $4.5 million was due to the write-off of deferred financing costs associated with the initial issuance of the notes during fiscal 2004.

Provision for Income Taxes

The provision for income taxes for fiscal 2005 reflects income tax expense of $4.0 million, which primarily consists of $4.1 million of income taxes on income earned in foreign jurisdictions, $3.3 million for additional foreign income tax exposure, $0.6 million for the potential repatriation of foreign earnings, and a credit of $3.9 million associated with a reduction of the valuation allowance on U.S. net operating loss carryfowards due to the planned repatriation of foreign earnings in fiscal 2006. During fiscal 2005, we increased our valuation allowance against U.S. net operating loss carryforwards by approximately $3.0 million, which is equal to the amount of deferred tax asset generated by additional U.S. net operating loss carryforwards. Our tax expense in fiscal 2004 reflects income tax on income in foreign jurisdictions, alternative minimum tax on U.S. income and a provision for California state income tax.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

On October 22, 2004, the U.S. Government passed The American Jobs Creation Act (the “Act”). The Act provides for certain tax benefits including but not limited to the reinvestment of foreign earnings in the United States. For fiscal 2006, we can elect, under the Act, to apply an 85% dividends-received deduction against certain dividends received from controlled foreign corporations, in which it is a U.S. shareholder. We have evaluated the potential benefit(s) under the Act and concluded that we are unlikely to derive a material benefit from doing so.

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

Our equipment segment was the primary beneficiary of the increased demand in the semiconductor industry during fiscal 2004, recording an 82.0% increase in net sales compared to the prior year. According to VLSI Research, our market share of worldwide revenue for automatic ball bonders for the first half of calendar 2004 increased to 49% from 41% in the second half of calendar 2003 and 36% in the first half of calendar 2003. The higher net sales resulted primarily from a 122.1% increase in unit sales of our automatic ball bonders. We recorded our highest quarterly ball bonder unit volume in the history of the Company in the second quarter of fiscal 2004. This large percentage increase in ball bonder unit sales was partially offset by the elimination of sales of dicing saws in fiscal 2004 due to the sale of this business in August 2003, relatively flat sales in specialty bonders and spare parts, and a lower average selling price (ASP) per ball bonder. The blended ASP for our automatic ball bonders was 5.1% lower than the prior year, due primarily to customer mix. This reflected general lowering of ASP for any particular model over its product life cycle. To mitigate this we introduce new models with additional features that enable us to realize a higher selling price. We experienced a higher ASP on our newer Maxum Plus model compared to Maxum. The blended ASP varies with the proportion of newer models sold and with customer mix.

Our packaging materials business also benefited from the increased demand in the semiconductor industry with a $60.2 million or 34.5% increase in net sales. Our capillary unit sales were up 26.3% in fiscal 2004 compared to the prior year. Blended capillary ASP was down slightly (2.9%) from the prior year. The reduction in blended capillary ASP is a function of the general decline in unit prices and mix between high and low end capillaries. High end capillaries support advanced packaging applications and have higher ASP’s. As in our equipment business, we introduce new capillaries with additional capabilities that enable us to realize a higher selling price. Our wire unit sales (measured in Kft) increased 36.6% in fiscal 2004 over the prior year due to increased orders from existing customers and new customers. Wire ASP is heavily dependent upon the price of gold and can fluctuate significantly from period to period. In fiscal 2004 the price of gold accounted for approximately $20.6 million of the sales increase over the prior year and the increase in unit volume accounted for approximately $28.5 million of the increase.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, total cash and investments were $95.4 million compared to $95.8 million at September 30, 2004, a decrease of $0.4 million.

The net cash used in operating activities for the fiscal year ended September 30, 2005 of $2.7 million was primarily due to a net change in working capital components of $26.5 million that was mostly offset by net cash from operations (excluding the working capital component changes) of $23.8 million. The net change in working capital components of $26.5 million was primarily due to a $33.1 million increase in accounts receivable resulting from (1) increasing sales levels during the three months ended September 30, 2005, compared to decreasing sales levels during the three months ended September 30, 2004, and (2) extended payment terms that were granted to customers during fiscal 2005. This increase was partially offset by an increase in accounts payable and accrued expenses of $4.2 million and taxes payable of $5.3 million.

The net cash provided by investing activities of $8.4 million consisted of net proceeds from investment transactions of $17.7 million and proceeds from the sale of assets of $3.2 million that were offset in part, by capital expenditures of $12.5 million.

The net cash provided by financing activities of $13.5 million primarily consisted of $10.6 million of cash received from the direct financing arrangement associated with the Willow Grove, Pennsylvania land and building transaction. During fiscal 2005, the Company entered into a direct financing arrangement involving the sale and leaseback of land and a building housing its corporate headquarters in Willow Grove, Pennsylvania. In accordance with SFAS 98, “Accounting for Leases”, the Company accounted for the transaction as a financing and continued to reflect the land and building in its financial statements and recorded the cash received of $10.6 million as debt.

Our primary need for cash for the next fiscal year will be to provide the working capital necessary to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2006 capital expenditure needs to be between $15.0 million and $20.0 million. We financed our working capital needs and capital expenditure needs in fiscal 2005 through internally generated funds from our equipment and packaging materials businesses and expect to continue to generate cash from operating activities during fiscal 2006 to meet our cash needs. We expect to use the excess cash generated from our equipment and packaging materials business to fund our future growth opportunities, or to redeem a portion of our convertible subordinate notes.

Our long term debt at September 30, 2004 and 2005 consisted of the following:

Type	Fiscal Year of Maturity	Conversion Price	Rate	(in thousands) September 30,
				2004	2005
Convertible Subordinated Notes	2009	$20.33	0.50%	$205,000	$205,000
Convertible Subordinated Notes	2010	$12.84	1.00%	65,000	65,000
Other (1)				5,725	—

				$275,725	$270,000

(1)	Fiscal 2004 includes a mortgage of $5.5 million held by a limited liability company which the Company began consolidating into its financial statements at December 31, 2003 in accordance with FIN 46. The limited liability company was deconsolidated in fiscal 2005.

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

We used $175.0 million of net proceeds from the issuance of the 0.5% Convertible Subordinated Notes to redeem all of our 4.75% Convertible Subordinated Notes. We used the net proceeds from the issuance of the 1.0% Convertible Subordinated Notes along with cash remaining from the issuance of the 0.5% Convertible Subordinated Notes and cash from operations to purchase all of our 5.25% Convertible Subordinated Notes at purchase prices between 101.0% and 102.1% of the principal amount of the 5.25% notes. These actions resulted in a reduction in interest expense to $3.8 million during fiscal 2005 from $10.5 million in fiscal 2004. The Company recorded a pretax charge of $6.2 million associated with the redemption of the 4.75% Convertible Subordinated Notes. The Company recorded a pretax charge of $4.4 million associated with the purchase of the 5.25% Convertible Subordinated Notes.

In accordance with SFAS No. 98, “Accounting For Leases”, during fiscal 2005 the Company recorded debt of $10.6 million (all classified as a current liability as of September 30, 2005), as part of accounting for a sale-leaseback transaction as a direct financing arrangement. Monthly lease payments of $0.1 million, which are allocated by the Company to interest expense and amortization of the debt, are scheduled through May 2006 at which time the land and building and remaining debt outstanding will be removed from the Company’s financial statements, and the deferred gain will be recognized. Interest expense is calculated using the Company’s incremental borrowing rate, which is estimated to be 6.0%.

Under U.S. Generally Accepted Accounting Principles, certain obligations and commitments are not required to be included in our consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 30, 2005 have not been included in our consolidated balance sheet and statements of operations included in this Form 10-K; however, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity. The most significant of these are our operating lease commitments and inventory purchase obligations.

The following table identifies obligations and contingent payments under various arrangements at September 30, 2005, including those not included in our consolidated balance sheet:

	(in thousands)
	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
Contractual Obligations:
Long-term debt	$270,000	$—	$—	$270,000	$—
Operating Lease obligations*	32,330	5,312	7,340	4,579	15,099
Debt associated with direct financing arrangement	10,119	10,119	—	—	—
Inventory Purchase obligations*	71,637	71,637	—	—	—
Commercial Commitments:
Gold supply financing guarantee	6,856	6,856
Standby Letters of Credit*	3,180	3,180	—	—	—

Total Contractual Obligations and Commercial Commitments	$394,122	$97,104	$7,340	$274,579	$15,099

*	Represents contractual amounts not reflected in the consolidated balance sheet at September 30, 2005.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. The operating lease obligations at September 30, 2005 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration, including the obligations associated with our new property lease in Fort Washington, Pennsylvania that will house our corporate headquarters beginning in fiscal 2006. Debt associated with direct financing arrangement represents the proceeds received on the land and building transaction. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The Gold Supply Agreement includes gold inventory purchases we are obligated to pay for upon shipment of the fabricated gold to our customers.

The standby letters of credit represent obligations in lieu of security deposits for a gold financing agreement, a facility lease, and employee benefit programs.

At September 30, 2005, the fair value of our $205.0 million 0.5% Convertible Subordinated Notes was $151.2 million, and the fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $47.0 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. At September 30, 2005, the Standard & Poor’s rating on our 0.5% and 1.0% convertible subordinated notes was CCC+.

We have a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the three years before retirement. Our funding policy is consistent with the funding requirements of U.S. Federal employee benefit and tax laws. We contributed approximately $1.5 million (based on the market price at the time of contribution) in Company stock to the Plan in Fiscal 2005 and $2.8 million in fiscal 2004. In fiscal 2006, we expect to make a contribution of Company common stock of approximately $1.8 million. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation.

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

Some of the factors that may cause our revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products that we sell because, for example:

•	our test business has lower margins than assembly equipment and packaging materials;

•	some lines of equipment within our business segments are more profitable than others; and

•	some sales arrangements have higher margins than others;

•	the volume and timing of orders for our products and any order postponements;

•	virtually all of our orders are subject to cancellation, deferral or rescheduling by the customer without prior notice and with limited or no penalties;

•	competitive pricing pressures may force us to reduce prices to retain the business;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	unanticipated delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

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

We may not be able to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must introduce these products and product enhancements into the market in a timely manner in response to customers’ demands for higher performance assembly equipment, leading-edge materials and for test solutions customized to address rapid technological advances in integrated circuits and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive. The development and commercialization of new products requires significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

Most of our sales and a substantial portion of our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 88% of our net sales for fiscal 2005, 86% of our net sales for fiscal 2004 and 80% of our net sales for fiscal 2003 were to customers located outside of the United States, in particular to customers located in the Asia/Pacific region. We expect this trend to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, we manufacture capillaries in Israel and China, bonding wire in Switzerland, test products in Taiwan, China and France, and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and United States taxes on repatriated cash;

•	the difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities regarding transfer pricing regulations;

•	episodic events outside our control such as, for example, an outbreak of Severe Acute Respiratory Syndrome or influenza;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to (net) receivables denominated in currencies other than a foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency (the U.S. dollar). In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials. An increase in the value of China’s Yuan could increase our material, labor, and other operating expenses in China. Our board has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We have entered into a foreign exchange forward contract and expect to enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

We may not be able to consolidate manufacturing facilities without incurring unanticipated costs and disruptions to our business

In an effort to further reduce our cost structure, we are closing some of our manufacturing facilities and expanding others. We may incur significant and unexpected costs, delays and disruptions to our business during this consolidation process. Because of unanticipated events, including the actions of governments, suppliers, employees or customers, we may not realize the synergies, cost reductions and other benefits of any consolidation to the extent or within the timeframe that we currently expect.

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

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses

We typically operate our business with limited visibility of future demand. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts of demand. We have in the past, and may again in the future, fail to forecast accurately demand for our products, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to forecast accurately demand for our products, including assembly equipment, packaging materials and test solutions, our business, financial condition and operating results may be materially and adversely affected.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. During fiscal 2005, 2004, and 2003, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 13%, 17% and 13%, respectively, of our net sales.

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

Our test business presents significant management and operating challenges

During fiscal 2001, we acquired two companies that design and manufacture test solutions, Cerprobe Corporation and Probe Technology Corporation, and combined their operations to create our test business. Since its acquisition in 2001, this business has not performed to our expectations. During June 2005, we performed interim impairment tests on our test segment goodwill due to the existence of impairment triggers, which were difficulties in the development of new test products, anticipated challenges in the introduction of these new products, and greater than expected losses incurred by the test segment. As a result of these impairment tests, a test segment goodwill and intangible assets impairment charge was required in our third fiscal quarter in the amount of $100.6 million. Our plan to correct the problems faced by our test business centers on the following steps: standardize production processes between the various test manufacturing sites, create and ramp production of our highest volume products in a new lower cost site in China and/or outsource production where appropriate; then rationalize excess capacity by converting existing higher cost, low volume manufacturing sites to service centers. Our plan to achieve profitability in our test business also depends upon the successful development, manufacture and sale of new test products on a timely and cost effective basis. If we are unable to successfully implement our plans, our operating margins, results of operations and financial condition would continue to be adversely affected by the poor performance of our test business. In the alternative, in the event that we exit our Test business, via a sale or disposal of the assets, we may incur further material charges.

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

We may be unable to generate enough cash to repay our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $1.7 million in each of fiscal years 2006 through 2008, $0.8 million in fiscal 2009 and $0.5 million in fiscal 2010 on our aggregate $270.0 million of convertible subordinated debt. Principal payments of $205.0 million and $65.0 million on the convertible subordinated debt are due in fiscal 2009 and 2010, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

We have adopted FAS 123R for our fiscal year 2006. Adoption of FAS 123R will have a material impact on our consolidated results of operations, financial position and statement of cash flows (See Note 1 to Consolidated Financial Statements – Accounting for Stock-based Compensation). In addition, adoption of FAS 123R could negatively impact our ability to utilize employee stock plans to recruit and retain employees and could result in a competitive disadvantage to us in the employee marketplace

Failure to receive shareholder approval for additional employee stock options and other equity compensation may adversely affect our ability to hire and retain employees.

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 52.0 million shares were outstanding as of September 30, 2005. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. At September 30, 2005, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $14.5 million (see Note 7 of the Company’s Consolidated Financial Statements). If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2005, the fair market value of the portfolio would decline by approximately $0.1 million.

Our international operations, particularly those in Switzerland and France, are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency (the Swiss Franc and the Euro). We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. Based on our overall currency rate exposure at September 30, 2005, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have approximately a $2.0 million impact on our financial position, results of operations and cash flows for a three month period. This impact is heavily dependent on numerous factors associated with our foreign operations, including sales to certain customers, product mix and demand, and expense levels. In October 2005 we entered into a foreign exchange forward contract and may enter into additional foreign exchange forward contracts and other instruments designed to minimize the short-term impact of foreign currency fluctuations on our business. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

[This page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kulicke & Soffa Industries, Inc.:

We have completed an integrated audit of Kulicke and Soffa Industries Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries Inc. at September 30, 2005 and September 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 13, 2005

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$60,333	$79,455
Restricted cash	3,257	1,381
Short-term investments	32,176	14,533
Accounts receivable, net of allowance for doubtful accounts (2004 - $3,646; 2005 - $3,257)	110,718	143,575
Inventories, net	58,017	54,744
Prepaid expenses and other current assets	10,601	10,267
Deferred income taxes	992	1,605

TOTAL CURRENT ASSETS	276,094	305,560

Property, plant and equipment, net	57,506	45,132
Intangible assets, net of accumulated amortization (2004 - $35,209; 2005 - $-0-)	54,045	—
Goodwill	81,440	29,684
Other assets	7,873	6,120

TOTAL ASSETS	$476,958	$386,496

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current Liabilities:
Current portion of long-term debt	$202	$10,119
Accounts payable	50,002	59,448
Accrued expenses	37,660	32,748
Income taxes payable	12,277	17,196

TOTAL CURRENT LIABILITIES	100,141	119,511

Long-term debt	275,725	270,000
Other liabilities	8,112	6,389
Deferred income taxes	25,960	22,344

TOTAL LIABILITIES	409,938	418,244

Commitments and contingencies

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; without par value:
Authorized – 5,000 shares; issued - none	—	—
Common stock, without par value:
Authorized – 200,000 shares; issued and outstanding:
2004 – 51,162 shares; 2005 – 51,981 shares	213,847	218,426
Retained earnings (deficit)	(139,912)	(243,994)
Accumulated other comprehensive loss	(6,915)	(6,180)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	67,020	(31,748)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$476,958	$386,496

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2003	2004	2005
Net revenue	$477,935	$717,811	$561,274

Cost of sales	349,727	486,806	419,695

Gross profit	128,208	231,005	141,579

Selling, general and administrative	102,327	101,225	94,473
Research and development	38,121	34,611	41,025
Resizing	(475)	(68)	—
Asset impairment	3,629	3,293	48,820
Goodwill impairment	—	—	51,756
Amortization of intangibles	9,260	9,022	6,225
Gain on sale of assets	—	(1,023)	(2,173)
Loss on sale of product lines	5,257	—	—

Operating expenses	158,119	147,060	240,126

Income (loss) from operations	(29,911)	83,945	(98,547)

Interest income	940	1,109	2,228
Interest expense	(17,431)	(10,466)	(3,806)
Charge on extinguishment of debt	—	(10,510)	—

Income (loss) from continuing operations before income taxes	(46,402)	64,078	(100,125)
Provision for income taxes for continuing operations	7,594	7,386	3,957

Net income (loss) from continuing operations	(53,996)	56,692	(104,082)
Loss from discontinued operations, net of tax	(22,693)	(432)	—
Loss on sale of FCT Division, net of tax	—	(380)	—

Net income (loss)	$(76,689)	$55,880	$(104,082)

Net income (loss) per share from continuing operations:	$(1.09)	$1.12	$(2.02)
Basic	$(1.09)	$0.90	$(2.02)
Diluted

Loss per share from discontinued operations:
Basic	$(0.46)	$(0.02)	$—
Diluted	$(0.46)	$(0.01)	$—

Net income (loss) per share:
Basic	$(1.54)	$1.10	$(2.02)
Diluted	$(1.54)	$0.89	$(2.02)

Weighted average shares outstanding:
Basic	49,695	50,746	51,619
Diluted	49,695	68,582	51,619

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(76,689)	$55,880	$(104,082)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,852	30,678	25,411
Charge on early extinguishment of debt	—	10,510	—
Tax benefit from exercise of stock options	89	991	—
Provision for doubtful accounts	519	(850)	6
Impairment of fixed and intangible assets	10,502	3,293	48,820
Impairment of goodwill	5,667	—	51,756
Loss (gain) on sale of product lines and properties	5,257	(1,023)	(2,173)
Deferred taxes	—	466	(3,905)
Provision for inventory valuations	3,490	3,566	4,454
Non-cash employee benefits	2,230	2,262	3,482
Changes in assets and liabilities, net of effect of acquired and sold businesses:
Accounts receivable	(5,531)	(19,293)	(33,142)
Inventories	2,454	(23,766)	(1,275)
Prepaid expenses and other assets	(1,138)	1,512	(1,220)
Accounts payable and accrued expenses	(18,142)	1,750	4,163
Income taxes payable	3,734	1,982	5,034
Other, net	604	3,304	(15)

Net cash provided by (used in) operating activities	(29,102)	71,262	(2,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	26,287	17,286	55,615
Purchase of investments classified as available for sale	(8,603)	(44,992)	(37,907)
Purchases of plant and equipment	(10,975)	(13,405)	(12,505)
Sale (purchase) of Flip Chip segment	—	3,352	—
Proceeds from sale of property and equipment	1,643	933	3,187

Net cash provided by (used in) investing activities	8,352	(36,826)	8,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 0.5% convertible subordinated notes	—	199,328	—
Net proceeds from issuance of 1.0% convertible subordinated notes	—	63,189	—
Purchase of 4.75% convertible subordinate notes	—	(178,563)	—
Purchase of 5.25% convertible subordinate notes	—	(127,425)	—
Payments on borrowings, including capitalized leases	(205)	(93)	—
Borrowings associated with direct financing arrangement	—	—	10,622
Changes in restricted cash	344	(421)	1,876
Proceeds from issuances of common stock	424	4,162	1,097

Net cash provided by (used in) financing activities	563	(39,823)	13,595

Effect of exchange rate changes on cash and cash equivalents	(74)	(5)	(177)

Change in cash and cash equivalents	(20,261)	(5,392)	19,122
Cash and cash equivalents at:
Beginning of year	85,986	65,725	60,333

End of year	$65,725	$60,333	$79,455

Supplemental Disclosures:
Cash payments for interest	$15,700	$11,100	$1,707
Cash payments for income taxes	$4,800	$4,800	$5,824

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at September 30, 2002	49,414	$199,886	$(119,103)	$(11,460)	$69,323

Employer contribution to the Company’s 401K plan	429	2,230			2,230
Employer contribution to Company’s pension plan	150	987			987
Exercise of stock options	99	415			415
Tax benefit from exercise of stock options		89			89
Components of comprehensive loss:
Net loss			(76,689)		(76,689)
Translation adjustment				2,953	2,953
Unrealized gain on investments, net				51	51
Minimum pension liability (net of taxes of $397)				738	738

Total comprehensive loss					(72,947)

Balances at September 30, 2003	50,092	$203,607	$(195,792)	$(7,718)	$97

Employer contribution to the Company’s 401K plan	214	2,262			2,262
Employer contribution to Company’s pension plan	230	2,825			2,825
Exercise of stock options	626	4,162			4,162
Tax benefit from exercise of stock options		991			991
Components of comprehensive income:
Net income			55,880		55,880
Translation adjustment				445	445
Unrealized loss on investments, net				(42)	(42)
Minimum pension liability (net of taxes of $215)				400	400

Total comprehensive income					56,683

Balances at September 30, 2004	51,162	$213,847	$(139,912)	$(6,915)	$67,020

Employer contribution to the Company’s 401K plan	281	1,958			1,958
Employer contribution to Company’s pension plan	215	1,524			1,524
Exercise of stock options	323	1,097			1,097
Components of comprehensive income:					—
Net loss			(104,082)		(104,082)
Translation adjustment				590	590
Unrealized gain on investments, net				36	36
Minimum pension liability				109	109

Total comprehensive loss					(103,347)

Balances at September 30, 2005	51,981	$218,426	$(243,994)	$(6,180)	$(31,748)

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

Vulnerability to Certain Concentrations - Financial instruments, which may subject the Company to concentrations of credit risk at September 30, 2005 and 2004 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, packaging materials and test interconnect products to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Write-offs of uncollectible accounts have historically not been significant.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments - Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with SFAS 115, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

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

Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value, except for certain gold inventories on hand that are stated at market value (along with a corresponding liability) in accordance with the terms of our gold supply financing agreement. The Company generally provides reserves for equipment inventory and spare parts and consumable inventories considered to be in excess of eighteen (18) months of forecasted future demand and test interconnect inventory considered to be in excess of 12 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at our customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves for the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than its projections, additional inventory reserves may be required.

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

Long-Lived Assets – The Company’s long-lived assets include property, plant and equipment, goodwill and intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, the Company’s goodwill is no longer amortized. The standard also requires that an impairment test be performed to support the carrying value of goodwill at least annually, and whenever events occur that may impact the carrying value of goodwill. The Company’s goodwill impairment test utilizes discounted cash flows to determine fair value and comparative market multiples to corroborate fair value.

The Company’s intangible assets with determinable lives, which were comprised of customer accounts and complete technology in its test interconnect business segment, were amortized over their estimated useful life. The Company amortized these intangible assets on a straight-line basis over the estimated period to be benefited by the intangible assets, which was 10 years. The Company managed and valued its complete technology in the aggregate as one asset group.

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

Foreign Currency Translation – The majority of the Company’s business is transacted in U.S. dollars, however, the functional currency of some of the Company’s subsidiaries is their local currency. For the Company subsidiaries that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into

U.S. dollars for financial statement presentation are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction losses were $0.3 million, $0.9 million, and $1.4 million, for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

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

Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs are included in cost of sales.

Research and Development - The Company charges all research and development costs associated with the development of new products to expense when incurred.

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

Variable Interest Entities - In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective October 1, 2003, the Company identified a business enterprise that qualified as a variable interest entity and consolidated the entity (the “VIE”) into the Company’s financial statements beginning with the quarter ending December 31, 2003. In fiscal 2004, the consolidation of the VIE increased the Company’s assets and liabilities by approximately $6.0 million. During fiscal 2005, the VIE sold land and a building located in Gilbert, Arizona and subsequently was dissolved. The deconsolidation of the VIE in fiscal 2005 resulted in a decrease in assets and liabilities by approximately $5.8 million and $5.5 million, respectively.

Accounting for Leases – In accordance with SFAS No. 98, Accounting For Leases, (SFAS 98) the Company accounts for a sale-leaseback transaction involving real estate as a sale-leaseback transaction if the transaction includes the following:

•	A normal leaseback, as described in SFAS 98.

•	Payment terms and provisions that adequately demonstrate the buyer-lessor’s initial and continuing investment in the property.

•	Payment terms and provisions that transfer all of the other risks and rewards of ownership as demonstrated by the absence of any other continuing involvement by the seller-lessee.

Otherwise, the Company accounts for the sale by the deposit method or as a direct financing arrangement in accordance with SFAS 98.

Extinguishment of Debt – Gains and losses from the extinguishment of debt are included in income (loss) from operations unless the extinguishment is both unusual in nature and infrequent in occurrence, in which case the gain or loss would be presented as an extraordinary item.

Accounting for Stock-Based Compensation – The Company accounts for stock option grants using the “intrinsic value method” prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and discloses the pro forma effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to stock option grants, in accordance with SFAS 123, Accounting For Stock-Based Compensation.

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

The following assumptions were employed to estimate the fair value of stock options granted to employees:

	Fiscal Year Ended September 30,
	2003	2004	2005
Expected dividend yield	—	—	—
Expected stock price volatility	84.78%	83.42%	83.52%
Risk-free rate	2.89%	3.32%	3.32%
Expected life (years)	5	5	5

For pro forma purposes, the estimated fair value of the Company’s stock options to employees and directors is amortized over the options’ vesting period. The Company’s pro forma information follows:

	(net loss in thousands)
	Fiscal Year Ended September 30,
	2003	2004	2005
Net income (loss), as reported	$(76,689)	$55,880	$(104,082)

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(8,828)	(11,831)	(12,742)

Pro forma net income (loss)	$(85,517)	$44,049	$(116,824)

Net income (loss) per share:
Basic – as reported	$(1.54)	$1.10	$(2.02)

Basic – pro forma	$(1.72)	$0.87	(2.26)

Diluted – as reported	$(1.54)	$0.89	$(2.02)

Diluted – pro forma	$(1.72)	$0.72	$(2.26)

With respect to the accounting treatment of retirement eligibility provisions of employee stock-based compensation awards, the Company has historically followed the nominal vesting period approach versus the non-substantive vesting period approach as proscribed by SFAS 123. The impact of not applying the non-substantive vesting period approach in prior years was not material to the consolidated financial statements.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment of ARB 43, chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). In summary, SFAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosures regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB” 107) relating to the adoption of SFAS 123(R).

The Company will adopt SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective basis transition method. Under this method, compensation cost is recognized for share-based payments to employees based on their grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and recognition of compensation cost for awards that were granted prior to, but not vested as of the date of adoption are based on the same estimate of grant-date fair value and the same recognition method used previously under SFAS 123 The value of each option is estimated as of the grant date using the Black-Scholes option pricing model. The Company will recognize the compensation cost for stock-based awards issued after September 30, 2005 on a straight-line basis over the requisite service period. With respect to the accounting treatment of retirement eligibility provisions of employee stock-based compensation awards, the Company will follow the non-substantive vesting period approach and recognize compensation cost immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. We expect that the adoption of SFAS 123(R) will have a material impact on our results of operations. The financial statement impact will be dependent on the future stock-based awards and any unvested stock options outstanding at the date of adoption.

Reclassifications - Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

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

The Company recorded revenue and pre-tax loss associated with FCT of $16.4 million and $22.7 million in fiscal 2003. The Company recorded no income tax provision or benefit from the loss at FCT in fiscal 2003, 2004 and 2005.

NOTE 3: RESIZING COSTS

The semiconductor industry has been volatile, with sharp periodic downturns and slowdowns. The industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during fiscal 2003. The Company developed formal resizing plans in response to these changes in its business environment with the intent to align its cost structure with anticipated revenue levels. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. The Company documented and committed to these plans to reduce spending that included facility closings/rationalizations and reductions in workforce. The Company recorded the expense associated with these plans in the period that it committed to the plans. Although the Company made every attempt to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

The Company recorded resizing charges of $18.8 million in fiscal 2002 and $4.2 million in fiscal 2001. In fiscal 2004, the Company reversed $68 thousand of these resizing charges and in fiscal 2003 it reversed $475 thousand of these resizing charges as the actual severance costs were less than the cost originally estimated.

In addition to the formal resizing costs identified below, the Company continued (and is continuing) to downsize its operations in fiscal 2003, 2004 and 2005. These downsizing efforts resulted in workforce reduction charges of $3.7 million in fiscal 2005, $4.5 million in fiscal 2004 and $5.6 million in fiscal 2003. In contrast to the resizing plans discussed above, these workforce reductions were not related to formal or distinct restructurings, but rather, the normal and recurring management of employment levels in response to business conditions and our ongoing effort to reduce the Company’s cost structure. In addition, during fiscal 2003, if the business conditions were to have improved, the Company was prepared to rehire some of these terminated individuals. These recurring workforce reduction charges were recorded as Selling, General and Administrative expenses.

A table of the charges, reversals and payments of the formal resizing plans initiated in fiscal 2002 appears below:

	(in thousands)
Fiscal 2002 Resizing Plans	Severance and Benefits	Commitments	Total
Provision for resizing plans in fiscal 2002
Continuing operations	$9,486	$9,282	$18,768
Discontinued operations	893	—	893
Payment of obligations	(5,914)	(300)	(6,214)

Balance, September 30, 2002	4,465	8,982	13,447
Change in estimate	(455)	—	(455)
Payment of obligations	(3,135)	(3,192)	(6,327)

Balance, September 30, 2003	875	5,790	6,665
Change in estimate	(68)	—	(68)
Payment of obligations	(440)	(2,619)	(3,059)

Balance, September 30, 2004	367	3,171	3,538
Payment of obligations	(342)	(2,064)	(2,406)

Balance, September 30, 2005	$25	$1,107	$1,132

The plans have been completed but cash payments for the severance charges and operating lease payments are expected to continue into fiscal 2006, or such time as the obligations can be satisfied.

NOTE 4: ASSET IMPAIRMENT

Fiscal 2005

In fiscal 2005, the Company recorded an asset impairment charge of $48.8 million, to completely write-off customer account and complete technology intangible assets associated with its Test business segment (see Note 5).

Fiscal 2004

In fiscal 2004, the Company recorded an asset impairment charge of $3.3 million, $3.2 million of which was due to the write-off of the portion of its complete technology intangible asset associated with its PC board fabrication business (which was sold in fiscal 2004) and $110 thousand was associated with the write-down of manufacturing equipment resulting from the closure of a probe card production facility in France.

Fiscal 2003

In fiscal 2003, the Company recorded an asset impairment charge of $10.5 million ($3.6 in continuing operations and $6.9 million in discontinued operations). The charge included: $6.9 million in its flip chip business unit to write-down assets to their estimated fair market value; $1.7 million associated with manufacturing equipment for a discontinued test product; $1.2 million associated with manufacturing equipment in a downsized test facility in Dallas, Texas; and $730 thousand resulting from the write-down of assets that were sold and assets that became obsolete. In the fourth quarter of fiscal 2003, the Company completed the sale of its sawing and hard material blades product lines as well as its polymer product line. As a result of these transactions, the Company recorded a loss of $5.3 million made up of asset write-offs of $6.5 million offset by cash proceeds of $1.2 million.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2005, the Company’s remaining goodwill of $29.7 million relates to the bonding wire business unit included in the Company’s Packaging Materials segment. As of September 30, 2004, the Company’s goodwill and intangible assets totaling $135.5 million related to two reporting units. The reporting units were the bonding wire business unit and the Test segment.

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

Due to the existence of impairment triggers, during the third quarter of fiscal 2005 the Company performed interim impairment tests on the Test segment goodwill and other long-lived tangible and intangible assets. These triggers included the identification of difficulties in the development of new Test products, challenges in the introduction of these products, and greater than expected losses incurred by the Test segment. Based on this impairment analysis, a goodwill impairment charge totaling $51.8 million was recorded to fully write off the goodwill of the Test reporting unit. The fair value of the Test reporting unit goodwill was determined by discounting the projected future cash flows from this reporting unit (the fair value of the reporting unit) and then performing an allocation of this fair value to the fair value of the tangible and identifiable intangible assets of the reporting unit, with the residual representing the implied fair value of the goodwill.

The Company also tested the identifiable intangible assets (other than goodwill) of the Test segment for impairment during fiscal 2005 by comparing the carrying value of the identifiable intangible assets to the sum of the undiscounted cash flows expected to result from the Test segment, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Based on these analyses, it determined that the carrying value of the identifiable intangible assets was not recoverable. As such, impairment charges totaling $48.8 million were recorded during fiscal 2005 to completely write off the customer account and complete technology assets of the Test segment. The fair value of the identifiable other intangible assets was calculated using the present value of estimated future cash flows of the Test segment. (See Note 4)

In fiscal 2004, we performed interim goodwill impairment tests due to the existence of an impairment trigger, which were the losses experienced in our test business. Based on these test results and our annual impairment test, no impairment charge was recorded in fiscal 2004. The fair value of the test reporting unit was based on discounted cash flows of our projected future cash flows from this reporting unit, consistent with the methods used in fiscal 2002 and 2003. We also tested our intangible assets for impairment in the March 2004 quarter, as a result of the sale of certain assets of the test operations and recorded an impairment charge of $3.2 million associated with the reporting unit’s purchased technology intangible asset. (See Note 4.)

In fiscal 2003, the Company recorded a goodwill impairment charge of $5.7 million (included in discontinued operations) at its flip chip business unit. The fair value of this reporting unit was determined using quoted prices from potential purchasers of this reporting unit. The quoted prices were subsequently confirmed upon the sale of the assets of the flip chip reporting unit in February of 2004. The triggering event for this impairment charge was also recalibrated forecasts in the fourth quarter of fiscal 2003, when the Company determined that the fair value of its flip chip reporting unit was less than its current carrying value.

The changes in the carrying value of goodwill and intangible assets from September 30, 2003 to September 30, 2005 appear below:

	(in thousands)
	Packaging Materials Segment	Test Segment	Total Goodwill
Goodwill
Balance at September 30, 2003	$29,684	$51,756	$81,440
Impairment charge	—	—	—

Balance at September 30, 2004	29,684	51,756	81,440
Impairment charge	—	(51,756)	(51,756)

Balance at September 30, 2005	$29,684	$—	$29,684

	(in thousands)
Other Intangible Assets – Test Segment	Customer Accounts	Complete Technology	Total Intangible Assets
Balance at September 30, 2003	$29,451	$36,798	$66,249
Impairment charge	—	(3,182)	(3,182)
Amortization	(4,112)	(4,910)	(9,022)

Balance at September 30, 2004	25,339	28,706	54,045
Additions	—	1,000	1,000
Impairment charge	(22,530)	(26,290)	(48,820)
Amortization	(2,809)	(3,416)	(6,225)

Balance at September 30, 2005	$—	$—	$—

The $1.0 million addition in the Test segment’s Complete Technology intangible assets during fiscal 2005 was for a technology license to be used in the development of new products. The aggregate amortization expense related to these intangible assets for fiscal 2005, 2004 and 2003 was $6.2 million, $9.0 million, and $9.3 million, respectively.

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE LOSS

At September 30, 2004 and 2005, the components of Accumulated Other Comprehensive Loss, reflected in the Consolidated Balance Sheet, consisted of the following:

	(in thousands) September 30,
	2004	2005
Gain (loss) from foreign currency translation adjustments	$(516)	$74
Unrealized gain (loss) on investments, net of taxes	(43)	(7)
Minimum pension liability, net of tax	(6,356)	(6,247)

Accumulated other comprehensive loss	$(6,915)	$(6,180)

NOTE 7: INVESTMENTS

At September 30, 2004 and 2005, no short-term investments were classified as held-to-maturity. Investments, excluding cash equivalents, classified as available-for-sale, consisted of the following at September 30, 2005 and 2004:

	(in thousands)
	September 30, 2004			September 30, 2005
Available-for-sale:	Fair Value	Unrealized Gains/ (Losses)	Cost Basis	Fair Value	Unrealized Gains/ (Losses)	Cost Basis
Government and Corporate debt securities	$31,883	$(64)	$31,947	$14,234	$(6)	$14,240
Adjustable rate notes	293	—	293	299	—	299

Short-term investments classified as availablefor sale	$32,176	$(64)	$32,240	$14,533	$(6)	$14,539

In fiscal 2005, the Company purchased $37.9 million of securities it classified as available-for-sale and sold $55.6 million of available-for-sale securities. In fiscal 2004, the Company purchased $45.0 million of securities it classified as available-for-sale and sold $17.3 million of available-for-sale securities.

NOTE 8: BALANCE SHEET COMPONENTS

Inventories consist of the following:

	(in thousands) September 30,

	2004	2005
Raw materials and supplies	$45,411	$42,450
Work in process	12,350	13,178
Finished goods	13,373	12,288

	71,134	67,916
Inventory reserves	(13,117)	(13,172)

	$58,017	$54,744

Property, Plant and Equipment consist of the following:

	(in thousands) September 30,

	2004	2005
Land	$2,718	$1,576
Buildings and building improvements	16,728	20,991
Machinery and equipment	132,184	133,874
Leasehold improvements	14,738	16,125

	166,368	172,566
Accumulated depreciation	(108,862)	(127,434)

	$57,506	$45,132

During fiscal 2005, the Company entered into a direct financing arrangement involving the sale and leaseback of land and a building housing its corporate headquarters in Willow Grove, Pennsylvania. In accordance with SFAS 98, “Accounting for Leases”, the Company accounted for the transaction as a financing and continued to report the land and building in its financial statements and recorded the cash received of $10.6 million as debt.

Included in the fiscal 2005 statement of operations is a gain on the sale of a land and building in the amount of $1.5 million.

Accrued expenses consist of the following:

	(in thousands) September 30,
	2004	2005
Wages and benefits	$21,314	$15,833
Contractual commitments on closed facilities	3,045	1,107
Severance	2,326	1,792
Customer advances	2,791	3,555
Interest on long term debt	493	505
Other	7,691	9,955

	$37,660	$32,748

The Company had restricted cash balances of $1.4 million at September 30, 2005 and $3.3 million at September 30, 2004. These restricted cash balances were used to support letters of credit.

NOTE 9: DEBT OBLIGATIONS

Long-term debt at September 30, 2004 and 2005 consisted of the following:

Type	Fiscal Year of Maturity	Conversion Price	Rate	(in thousands) September 30,
				2004	2005
Convertible Subordinated Notes	2009	$20.33	0.50%	$205,000	$205,000
Convertible Subordinated Notes	2010	$12.84	1.00%	65,000	65,000
Other (1)				5,725	—

				$275,725	$270,000

(1)	Fiscal 2004 includes a mortgage of $5.5 million held by a limited liability company which the Company began consolidating into its financial statements at December 31, 2003 in accordance with FIN 46. The limited liability company was deconsolidated in fiscal 2005. (See Note 1)

In the first half of fiscal year 2004, we issued $205.0 million of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors. No principal payments are required until maturity on November 30, 2008, the notes bear interest at 0.5% per annum and are convertible into common stock of the Company at a conversion price of $20.33 per share, subject to adjustment for certain events. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% Convertible Subordinated Notes (described below). There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 of each year.

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

In accordance with SFAS No. 98, “Accounting For Leases”, during fiscal 2005 the Company recorded debt of $10.6 million (all classified as a current liability as of September 30, 2005), as part of accounting for a sale-leaseback transaction as a direct financing arrangement. Monthly lease payments of $0.1 million, which are allocated by the Company to interest expense and amortization of the debt, are scheduled through May 2006 at which time the land and building and remaining debt outstanding will be removed from the Company’s financial statements, and the deferred gain will be recognized. Interest expense is calculated using the Company’s incremental borrowing rate, which is estimated to be 6.0%.

NOTE 10: SHAREHOLDERS’ EQUITY

Common Stock

In fiscal 2005, the Company’s common stock increased by $4.6 million reflecting the proceeds from the exercise of employee and director stock options of $ 1.1 million, $2.0 million due to the issuance of common stock as matching contributions to the Company’s 401(k) saving plan, and $1.5 million due to the Company’s contribution of common stock to its pension plan.

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

Stock Option Plans

The Company has five employee stock option plans (the “Employee Plans”) pursuant to which options have been or may be granted at 100% of the market price of the Company’s Common Stock on the date of grant. Options granted under the Employee Plans are exercisable at such dates as are determined in connection with their issuance, but not later than ten years after the date of grant. No compensation expense has been recognized related to the employee stock based plans as all grants were made to employees at exercise prices equal to or greater than the market price of the Company’s common stock at the date of grant.

The following summarizes all employee stock option activity for the three years ended September 30, 2005:

	(Option amounts in thousands) September 30,
	2003		2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	7,320	$12.92	8,587	$10.57	8,160	$10.90
Granted	2,459	3.45	1,929	12.04	3,686	7.16
Exercised	(91)	4.41	(592)	6.84	(386)	3.82
Terminated or canceled	(1,101)	10.48	(1,764)	12.05	(1,187)	10.88

Options outstanding at end of period	8,587	10.57	8,160	10.90	10,273	9.82

Options exercisable at end of period	4,453	11.84	4,451	11.55	5,394	11.30

The following table summarizes information concerning currently outstanding and exercisable employee options at September 30, 2005:

(Option amounts in thousands)
Options outstanding						Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.44	-	$3.21	1,109	6.8	$2.95	458	$2.95
$3.22	-	$6.41	415	3.2	5.94	309	5.99
$6.42	-	$9.62	3,872	8.0	7.11	1,138	6.91
$9.63	-	$12.03	263	5.9	10.47	237	10.35
$12.04	-	$16.03	3,282	5.9	12.99	2,148	13.44
$16.04	-	$19.24	1,320	4.3	16.57	1,092	16.67
$19.25	-	$22.44	—	—	—	—	—
$22.45	-	$28.86	—	—	—	—	—
$28.87	-	$32.06	12	4.4	32.06	12	32.06

			10,273	6.5	9.82	5,394	11.30

The Company also maintains two stock option plans for non-officer directors (the “Director Plans”) pursuant to which options to purchase shares of the Company’s Common Stock at an exercise price of 100% of the market price on the date of grant are issued to each non-officer director each year. Options to purchase 560,000 shares at an average exercise price of $14.42 were outstanding under the Director Plans at September 30, 2005, of which options to purchase 397,500 shares were exercisable. In fiscal 2005, 2004 and 2003, there were 10,000, 10,000 and 8,000 options, respectively, exercised under the Director Plans at an average exercise price of $6.09, $3.13 and $2.75, respectively. No compensation expense has been recognized related to our Director stock based plans as all grants were made at exercise prices equal to or greater than the market price of the Company’s common stock at the date of grant.

At September 30, 2005, 12.3 million shares were reserved for issuance and 1.4 million shares were available for grant in connection with the Employee Plans and 910 thousand shares were reserved for issuance and 350 thousand shares were available for grant in connection with a Director Plan.

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

	(in thousands) Fiscal Year Ended September 30,
	2003	2004	2005
Change in benefit obligation:
Benefit obligations at beginning of year:	$17,587	$19,367	$19,667
Interest cost	1,122	1,139	1,114
Benefit paid	(678)	(859)	(832)
Actuarial (gain) loss	1,336	20	1,233

Benefit obligation at end of year	$19,367	$19,667	$21,182

Change in plan assets:
Fair value of plan assets at beginning of year:	$9,084	$12,398	$15,316
Actual return on plan assets	2,357	953	1,969
Employer contributions	1,635	2,824	1,524
Benefits paid	(678)	(859)	(832)

Fair value of plan assets at end of year	$12,398	$15,316	$17,977

Reconciliation of funded status:
Funded status	$(6,968)	$(4,351)	$(3,205)
Unrecognized actuarial loss	10,395	9,780	9,671

Net amount recognized at year-end	$3,427	$5,429	$6,466

Amount recognized in the statement of financial position consists of:
Accrued benefit liability	$(6,968)	$(4,351)	$(3,205)
Accumulated other comprehensive income/ Unrecognized net loss	10,395	9,780	9,671

Net amount recognized at year-end	$3,427	$5,429	$6,466

Components of net periodic benefit cost:
Interest Cost	$1,122	$1,139	$1,114
Expected return on plan assets	(751)	(1,072)	(1,262)
Recognized actuarial loss	865	754	636

Net periodic benefit cost	$1,236	$821	$488

Weighted-average assumptions as of September 30:
Discount rate	6.00%	6.00%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensaton increase	*	*	*

*	Not applicable due to the December 31, 1995 benefit freeze

Detailed information regarding the Company’s defined benefit pension plan is as follows:

The Company’s pension plan weighted-average asset allocations at September 30, 2005 and 2004 by asset category were as follows:

	Plan Assets at September 30,
Asset Category:	2004	2005
Equity securities (1)	63%	66%
Debt securities	32%	32%
Other	5%	2%

	100%	100%

(1)	Equity securities include Kulicke and Soffa Industries, Inc. Common stock in the amounts of $791,000 (5%) and $1,558,750 (9%) at September 30, 2004 and 2005, respectively.

The Company has adopted an investment policy for its pension plan assets which emphasizes capital appreciation and, secondarily, dividend and interest income. The Company’s primary goal is to grow the pension plan’s assets for the benefit of the pension plan participants and their beneficiaries. To achieve this, the pension plan retains a professional investment advisor and invests pension plan assets in equity and fixed income securities. The Company’s investment policy permits investments in, but not limited to, mutual funds, common stocks, U.S. Government and Agency securities, preferred stock and money market funds and it prohibits investments in, but not limited to, private placements, limited partnerships, venture-Capital Investments and real-estate properties. The company’s investment policy also prohibits short selling and margin transactions. The Company has the following range of target mixes for these asset classes, which are readjusted quarterly, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level:

Asset Category:	Target Mix Range(1)
Equity securities	40%	-	65%
Debt securities	60%	-	40%
Cash	0%	-	5%

	100%		100%

(1)	Actual mix may vary from the target mix due to the holding of temporary cash securities to meet short term plan obligations.

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

The Company contributed approximately $1.5 million (based on the market price at the time of contribution) in Company stock to the Plan in fiscal 2005, $2.8 million in fiscal 2004, and $1.0 million in fiscal 2003. In fiscal 2006, the Company expects to make a contribution of Company common stock of approximately 10% of the market value of assets at the time of the contribution. Employee contributions are neither required nor permitted.

Estimated future benefit payments for each of the next five fiscal years and the next five fiscal years in aggregate are as follows:

Fiscal year ending:	(in thousands)
September 30, 2006	$758
September 30, 2007	832
September 30, 2008	903
September 30, 2009	978
September 30, 2010	1,007
September 30, 2011 – September 30, 2015	5,632

The Company’s foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. On a consolidated basis, pension expense was $2.4 million, $1.9 million and $2.5 million, in fiscal 2005, 2004 and 2003, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan totaled $2.1 million, $2.3 million and $2.2 million in fiscal 2005, 2004 and 2003, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 12: INCOME TAXES

Income (loss) from continuing operations before income taxes consisted of the following:

	(in thousands) Fiscal Year Ended September 30,
	2003	2004	2005
United States operations	$(56,385)	$25,927	$(117,776)
Foreign operations	9,983	38,151	17,651

	$(46,402)	$64,078	$(100,125)

The provision (benefit) for income taxes includes the following:

	(in thousands) Fiscal Year Ended September 30,
	2003	2004	2005
Current:
Federal	$—	$579	$(108)
State	—	663	—
Foreign	7,594	5,678	7,970

Deferred:
Federal	—	574	(3,233)
Foreign	—	(108)	(672)

	$7,594	$7,386	$3,957

The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

	(in thousands) Fiscal Year Ended September 30,
	2003	2004	2005
Computed income tax expense (benefit) based on U.S. statutory rate	$(24,183)	22,199	(35,044)
Effect of earnings of foreign subsidiaries subject to different tax rates	(1,565)	(1,973)	(1,090)
Benefits from Israeli and Singapore approved enterprise zones	706	(4,784)	(1,999)
Effect of permanent items	—	(1,237)	5,098
Benefits of net operating loss and tax credit carryforwards and changes in valuation allowance	12,059	(11,185)	17,596
Non-deductible goodwill impairment and amortization	—	—	18,419
Foreign dividends	19,600	3,912	617
State income tax expense	—	404	(228)
Other, net	977	50	588

	$7,594	$7,386	$3,957

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $56.2 million at September 30, 2005. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings approximating $50.1 million are not considered to be indefinitely reinvested in foreign operations. While these earnings are not considered to be indefinitely reinvested in foreign operations, the Company does not intend to repatriate the earnings during its domestic NOL carryforward period. Accordingly, as of September 30, 2005, deferred tax liabilities of $24.8, million including withholding taxes, have been provided. To the extent these earnings are repatriated before expiration of the domestic NOL carryforward period the ultimate liability could be lower.

On October 22, 2004 the U.S. Government passed the American Jobs Creation Act. The Act provides for certain tax benefits including but not limited to the reinvestment of foreign earnings in the United States. For fiscal 2006, we can elect, under the Act to apply an 85% dividends received deduction against certain dividends from controlled corporations, in which it is a U.S. shareholder. We have evaluated the potential benefit under the Act and concluded that we are unlikely to derive a material benefit.

Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities as measured by the current tax rates.

The net deferred tax balance is composed of the tax effects of cumulative temporary differences, as follows:

	(in thousands) September 30,
	2004	2005
Inventory reserves	$3,352	$3,324
Warranty accrual	390	339
Other accruals and reserves	8,542	6,700
Revenue recognition	133	555
Valuation allowance	(11,425)	(9,313)

Total short-term deferred tax asset	$992	$1,605

Intangible assets	$11,098	$17,097
Domestic tax credit carryforwards	5,427	5,299
Domestic NOL carryforwards	82,000	85,028
Foreign NOL carryforwards	2,608	1,394
Minimum pension liability	3,422	3,384
Other	—	25

	104,555	112,227
Valuation allowance	(82,016)	(99,145)

Total long-term deferred tax asset (1)	$22,539	$13,082

Repatriation of foreign earnings, including foreign withholding taxes	$24,230	$24,847
Depreciable assets	4,158	2,485
Intangible assets	17,480	4,903
Prepaid expenses and other	2,221	3,181

Total long-term deferred tax liability	$48,089	$35,416

Net long-term deferred liability (1)	$25,550	$22,334

(1)	Included in other assets on the consolidated balance sheet are deferred tax assets of $410 thousand and $10 thousand at September 30, 2004 and 2005, respectively.

The Company has U.S. net operating loss carryforwards, state net operating loss carryforwards, and tax credit carryforwards of approximately $195.0 million, $290.6 million, and $5.3 million, respectively, that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in 2009 through 2024.

In the fourth quarter of fiscal 2002, as part of the income tax provision for the period, the Company recorded a charge of $65.3 million for the establishment of a valuation allowance against its deferred tax asset consisting primarily of U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. No tax benefits were recorded in respect of U.S. net operating losses incurred during fiscal 2003. The Company established a valuation allowance of $12.1 million in fiscal 2003 against U.S. and foreign net operating losses. In fiscal 2004, the Company reversed the portion of its valuation allowance that was equal to U.S. taxable income. While the Company utilized approximately $11.2 million of its deferred tax asset relating to U.S. operating loss carryforwards in fiscal 2004, the Company had concluded that the prior year positive evidence did not outweigh the negative evidence of recent losses. In fiscal 2005, no tax benefits were recorded in respect of U.S. net operating losses incurred. The Company reduced the valuation allowance on U.S. net operating loss carryforwards by $3.9 million due to the planned repatriation of foreign earnings in fiscal 2006. Until the Company utilizes its remaining U.S. operating loss carryforwards or is reasonably assured of future utilization of the loss carryforwards, its income tax provision will reflect foreign taxation, state taxes, and U.S. alternative minimum tax.

The Company also has generated losses in certain foreign jurisdictions totaling approximately $15.3 million. Similar to the situation with the U.S. NOL’s, realization of the benefit associated with these foreign loss carryforwards cannot be assured and a full valuation allowance has been provided against the deferred tax assets associated with these carryforwards.

As a result of committing to certain capital investments and employment levels, income from operations in China, Singapore and Israel are subject to reduced tax rates, and in some cases are wholly exempt from taxes.

In China, we expect to benefit from a 100% tax holiday for five years commencing in the first year in which the Company earns taxable income and then a 50% tax holiday for an additional five years. In addition, the company is also benefiting from a 100% perpetual tax holiday in its Suzhou, China local jurisdiction. In connection with certain Singapore operations, we expect to benefit from a 100% tax holiday for 10 years effective February 1, 2000. In Israel, we expect to benefit from a reduced tax rate of 10% through fiscal 2008. As a result of these tax holidays, the Company has received tax benefits of approximately $12.0 million from fiscal 2002 through fiscal 2004.

NOTE 13: SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

The Company operates primarily in three industry segments: equipment, packaging materials, and test interconnect solutions. The equipment business segment designs, manufactures and markets capital equipment and related spare parts for use in the semiconductor assembly process. The equipment segment also services, maintains, repairs and upgrades assembly equipment. The packaging materials business segment designs, manufactures and markets consumable packaging materials for use on the equipment the Company markets as well as on competitors’ equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company’s capital equipment. The test interconnect business segment designs and markets a broad range of products used to test semiconductors during wafer fabrication and after they have been assembled and packaged.

The table below presents information about reported segments:

	(in thousands)
Fiscal Year Ended September 30, 2005	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate, Other and Eliminations	Consolidated
Net revenue	$201,608	$273,934	$85,732	$—	$561,274
Cost of sales	115,771	224,001	79,923	—	419,695

Gross profit	85,837	49,933	5,809	—	141,579
Operating expenses	51,427	24,259	147,399	17,041	240,126

Income (loss) from operations	$34,410	$25,674	$(141,590)	$(17,041)	$(98,547)

Segment assets	113,837	130,459	41,204	100,996	386,496
Capital expenditures	1,387	3,798	4,717	2,603	12,505
Depreciation expense	5,349	3,585	6,441	2,290	17,665

Fiscal Year Ended September 30, 2004	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate, Other and Eliminations	Consolidated
Net revenue	$361,244	$234,690	$121,877	$—	$717,811
Cost of sales	208,862	182,658	95,286	—	486,806

Gross profit	152,382	52,032	26,591	—	231,005
Operating expenses	59,071	22,942	48,107	17,940	147,060

Income (loss) from operations	$93,311	$30,090	$(21,516)	$(17,940)	$83,945

Segment assets	$87,771	$122,106	$163,197	$114,618	$487,692
Capital expenditures	3,583	2,974	3,556	3,292	13,405
Depreciation expense	5,404	3,239	7,476	3,663	19,782

Fiscal Year Ended September 30, 2003	Equipment Segment	Packaging Materials Segment	Test Segment	Corporate, Other and Eliminations	Consolidated
Net revenue	$198,447	$174,471	$104,882	$135	$477,935
Cost of sales	129,092	132,779	87,856	—	349,727

Gross profit	69,355	41,692	17,026	135	128,208
Operating expenses	71,678	26,684	44,218	15,539	158,119

Income (loss) from operations	$(2,323)	$15,008	$(27,192)	$(15,404)	$(29,911)

Segment assets	$86,650	$94,466	$166,467	$95,278	$442,861
Capital expenditures	1,433	4,604	4,067	871	10,975
Depreciation expense	7,797	5,879	9,038	4,045	26,759

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

The Company’s market for its products is worldwide. The table below presents destination sales to unaffiliated customers and long-lived assets by country:

	(in thousands)
Fiscal year ended September 30, 2005	Destination Sales	Long-lived Assets (1)
Taiwan	$136,466	$988
Malaysia	85,186	577
United States	67,095	47,943
Korea	51,713	18
Singapore	42,193	6,639
China	38,199	11,749
Philippines	27,896	10
Malta	19,665	—
Japan	18,922	124
Hong Kong	13,359	31
Israel	1,238	5,397
All other	59,342	1,340

	$561,274	$74,816

Fiscal year ended September 30, 2004	Destination Sales	Long-lived Assets (1)
Taiwan	$181,374	$1,505
United States	100,657	167,077
Malaysia	91,323	9
Korea	70,790	26
Singapore	70,453	8,619
China	36,612	5,065
Japan	35,190	264
Hong Kong	23,117	12
Philippines	21,086	7
Israel	1,553	7,055
All other	85,656	3,352

	$717,811	$192,991

Fiscal year ended September 30, 2003	Destination Sales	Long-lived Assets (1)
Taiwan	$97,378	$1,823
United States	94,790	181,589
Malaysia	59,641	9
Korea	46,389	9,066
Singapore	40,933	5
China	24,107	497
Japan	19,870	2
Hong Kong	15,060	23
Philippines	13,296	4,765
Israel	2,641	7,316
All other	63,830	3,832

	$477,935	$208,927

(1)	Goodwill, Intangible Assets and Property, Plant and Equipment, net.

NOTE 14: OTHER FINANCIAL DATA

In fiscal 2005 and 2004, the Company recorded in Selling, General and Administrative expenses incentive compensation of $2.1 million and $10.3 million, respectively. The Company recorded no incentive compensation expense in fiscal 2003. Maintenance and repairs expense totaled $3.9 million, $3.7 million and $3.6 million for fiscal 2005, 2004 and 2003, respectively. Warranty and retrofit expense was $1.7 million, $3.1 million and $2.5 million for fiscal 2005, 2004 and 2003, respectively. Rent expense for fiscal 2005, 2004 and 2003 was $7.1 million, $7.6 million and $11.2 million, respectively.

NOTE 15: EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. In fiscal 2004, $5.2 million of interest expense, related to the convertible subordinated notes, was added to the Company’s net income to determine the numerator for the diluted earnings per share calculation. In fiscal 2003 and 2005, the exercise of stock options and the conversion of the convertible subordinated notes were not assumed since their conversion to common shares would have an anti-dilutive effect due to the Company’s net loss position.

A reconciliation of weighted average shares outstanding – basic to the weighted average shares outstanding-diluted appears below:

	(shares in thousands) Fiscal Year Ended September 30,
	2003	2004	2005
Weighted average shares outstanding - Basic	49,695	50,746	51,619
Potentially dilutive securities:
Stock options	*	1,418	*
1 % Convertible subordinated notes	NA	1,286	*
1/2% Convertible subordinated notes	NA	8,509	*
5 1/4% Convertible subordinated notes	*	4,806	NA
4 3/4 % Convertible sunordinated notes	*	1,817	NA

Weighted average shares outstanding - Diluted	49,695	68,582	51,619

*	Due to the Company’s net losses in fiscal 2003 and 2005, potentially dilutive securities were deemed to be anti-dilutive for the periods. The weighted average number of shares for potentially dilutive securities (convertible notes and employee and director stock options) excluded for fiscal 2003 and 2005 was 14.9 million and 15.2 million, respectively.

NOTE 16: GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs and a customs bond. The Company’s wire subsidiary has issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by the assets of the Company’s wire manufacturing subsidiary and contains certain financial covenants relating to the subsidiary’s net worth, ratio of total liabilities to net worth, ratio of EBITDA to interest expense and ratio of current assets to current liabilities. The Company was in compliance with all gold supply financing arrangement covenants in fiscal 2004 and 2005.

The table below identifies the guarantees under the standby letters of credit as of September 30, 2005:

Nature of guarantee	Term of guarantee	(in thousands) Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2006	$17,000
Security deposit for payment of employee health benefits	Expires June 2006	1,170
Security deposit for payment of employee worker compensation benefits	Expires October 2005 and July 2006	1,910
Security deposit for customs bond	Expires July 2006	100

		$20,180

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

The table below details the activity related to the Company’s reserve for product warranties which is included in accrued expenses in the balance sheet at September 30, 2003, 2004 and 2005:

	(in thousands) September 30,
	2003	2004	2005
Reserve for product warranty at beginning of year	$837	$1,008	$956
Provision for product warranty	2,477	3,092	1,744
Product warranty	(2,306)	(3,144)	(1,847)

Reserve for product warranty at end of year	$1,008	$956	$853

Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion have varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet, as of September 30, 2005 was $71.6 million.

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2017. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows: $5.3 million in fiscal 2006; $4.0 million in fiscal 2007; $3.4 million in fiscal 2008; $2.3 million in fiscal 2009; $2.3 million in 2010 and $15.1 million thereafter.

In September 2004, the tax authority in Singapore notified the Company that it believes Goods and Services Tax (“GST”) in the amount of $3.3 million is owed on the return of gold scrap to the Company’s former gold supplier over the period from 1998 to 2004. The Company does not agree with this assessment and has filed an objection. Discussions between the Company and the Singapore tax authority are ongoing. In event the Company is unsuccessful in its objection and subsequent appeal, if necessary, the Company believes it will recover the cost from its former gold supplier. For these reasons, no accrual for this contingency has been included in the Company’s financial statements. The Company believes that resolution of this matter may take two to three years.

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

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In fiscal 2005, sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 13% and 11%, respectively, of the Company’s net sales. In fiscal 2004, sales to Advanced Semiconductor Engineering accounted for 17% of the Company’s net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2005 Advanced Semiconductor Engineering and Siliconware Precision Industries accounted for 14% and 12%, respectively of total accounts receivable. At September 30, 2004, Advanced Semiconductor Engineering accounted for 16% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2005 and 2004. The reduction or loss of orders from a significant customer could adversely affect the Company’s business, financial condition, operating results and cash flows.

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

NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Financial information pertaining to quarterly results of operations follows:

	(in thousands, except per share amounts)
Fiscal Year ended September 30, 2005:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$116,321	$124,769	$138,210	$181,974	$561,274
Gross profit	26,378	30,445	33,042	51,714	141,579

Income (loss) from operations (1) (2)	(4,892)	(5,919)	(103,267)	15,531	(98,547)

Income (loss) from operations before income taxes	(5,289)	(6,399)	(103,672)	15,235	(100,125)
Provision (benefit) for income taxes	1,902	1,274	(1,831)	2,612	3,957

Net income (loss)	$(7,191)	$(7,673)	$(101,841)	$12,623	$(104,082)

Net income (loss) per share:
Basic	$(0.14)	$(0.15)	$(1.97)	$0.24	$(2.02)
Diluted	$(0.14)	$(0.15)	$(1.97)	$0.19	$(2.02)

Fiscal Year ended September 30, 2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$153,869	$221,771	$194,628	$147,543	$717,811
Gross profit	47,362	76,534	65,072	42,037	231,005
Income from operations(1) (3)	12,155	34,409	29,299	8,082	83,945

Income from operations before income taxes	1,778	31,662	25,558	5,080	64,078
Provision for income taxes	1,350	1,410	2,877	1,749	7,386
Income (loss) from discontinued FCT operations, net of tax	319	(751)	—	—	(432)
Loss on sale of FCT operations	—	(380)	—	—	(380)

Net income	$747	$29,121	$22,681	$3,331	$55,880

Net income per share:
Basic	$0.01	$0.58	$0.45	$0.07	$1.10
Diluted	$0.01	$0.44	$0.35	$0.05	$0.89

(1)	Represents net sales less costs and expenses but before net interest expense and other income.

(2)	Results for fiscal 2005 include: goodwill and intangible asset impairment charges of $100.6 million in the third quarter (See Notes 4 and 5); severance associated with workforce reductions and operations transfers in our continuing businesses in the first, second, and third quarters of $0.6 million, $2.0 million, and $1.1 million, respectively; and inventory reserves in the first, second, third and fourth quarters of $0.7 million, $0.9 million, $1.4 million, and $1.5 million, respectively.

(3)	Results for fiscal 2004 include: a reversal of prior year resizing charges in the second quarter of $68 thousand (See Note 3); asset impairment charges in the second quarter of $3.3 million (See Note 4); severance associated with workforce reductions in our continuing businesses in the first, second, and fourth quarters of $600 thousand, $3.3 million, and $0.7 million, respectively; and inventory write-downs in the second quarter of $1.5 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Kulicke & Soffa Industries, Inc. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the chief executive officer and chief financial officer) conducted an evaluation of the effectiveness of Kulicke & Soffa Industries, Inc.’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Kulicke & Soffa Industries, Inc.’s internal control over financial reporting was effective as of September 30, 2005. Management’s assessment of the effectiveness of Kulicke & Soffa Industries, Inc.’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included above in Item 8 of this report and is incorporated by reference into this Item 9A.

Changes in Internal Control over Financial Reporting

In addition, there was no change in the Company’s internal control over financial reporting during our fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by Item 401 of Regulation S-K with respect to the directors will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2006 Annual Meeting, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K with respect to executive officers appears at the end of Part I, Item 1 of this report under the heading “Executive Officers of the Company.” The other information required by Item 401 of Regulation S-K will appear under the heading “ADDITIONAL INFORMATION – Board Matters” in the Company’s Proxy Statement for the 2006 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2006 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “OTHER MATTERS” in the Company’s Proxy Statement for the 2006 Annual Meeting, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

The information required hereunder will appear under the headings “ADDITIONAL INFORMATION,” “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “PERFORMANCE GRAPH” in the Company’s Proxy Statement for the 2006 Annual Meeting, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2006 Annual Meeting, which information is incorporated herein by reference. The information required hereunder concerning security ownership of management will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2006 Annual Meeting, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLANS” in the Company’s Proxy Statement for the 2006 Annual Meeting, which is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required hereunder will appear under the heading “ADDITIONAL INFORMATION” in the Company’s Proxy Statement for the 2006 Annual Meeting, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2006 Annual Meeting, which information is incorporated herein by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:

(2)	Financial Statement Schedules:

II - Valuation and Qualifying Accounts	85

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

EXHIBIT NUMBER	ITEM
3(i)	The Company’s Form of Amended and Restated Articles of Incorporation dated June 14, 2002, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by reference.

3(ii)	The Company’s By-Laws, as amended and restated on November 29, 2005.

4(i)	Specimen Common Share Certificate of Kulicke and Soffa Industries, Inc., filed as Exhibit 4 to the Company’s Form 8-A12G/A dated September 11, 1995, SEC file number 000-00121, is incorporated herein by reference.

4(ii)	Indenture dated as of November 26, 2003 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iii)	Registration Rights Agreement dated as of November 26, 2003, between the Company and Deutsche Bank Securities Inc. as Initial Purchaser, filed as Exhibit 4.2 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iv)	Indenture dated as of June 30, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

4(v)	Registration Rights Agreement dated as of June 30, 2004, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

10(i)	The Company’s 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ii)	The Company’s 1988 Non-Qualified Stock Option Plan for Non-Officer Directors (as amended and restated effective February 9, 1999), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10(iii)	The Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(iv)	2004 Israeli Addendum to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iv) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10	(v)	The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10	(vi)	The Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10	(vii)	2004 Israeli Addendum to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(vii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10	(viii)	The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10	(ix)	2004 Israeli Addendum to the Company’s 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10	(x)	Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2(a) - 30 months), and Messrs. Carson, Jacobi, Lendner, Salmons, Sawachi, Belani, Griffing, Chylak, Cristallo, Torton, Amweg, Anderson, Hartigan, Mak, Rheault, Perchick and Beatson (Section 2(a) - 18 months), filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, is incorporated herein by reference.*

10	(xi)	The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10	(xii)	2004 Israeli Addendum to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10	(xiii)	The Company’s Officer Incentive Compensation Plan, effective October 1, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, is incorporated herein by reference.*

10	(xiv)	First Amendment to the Company’s Officer Incentive Compensation Plan, effective October 1, 2003, filed as Exhibit 10(x) to the Company’s Registration Statement on Form S-1 filed September 30, 2004 is incorporated herein by reference.*

10	(xv)(1)	Sale and Buyback of Fine Metal Agreement dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD and AGR Matthey, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by reference. (1)

10	(xvi)	Guarantee Issuance Facility Agreement dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD, Natexis Banques Populaires, Singapore Branch and Arab Bank plc, Singapore Branch, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10	(xvii)	Debenture, incorporating Fixed and Floating Charges and Assignment of Insurances dated June 21, 2004 between Kulicke & Soffa (SEA) PTE LTD and Natexis Banques Populaires, Singapore Branch, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by reference.

10	(xviii)	Agreement to Sell and Purchase Real Estate, dated August 25, 2004, as amended on September 15, 2004, between the Company and Good Mac Realty Partners, L.P. , filed as Exhibit 10(xiv) to the Company’s Registration on Form S-1 filed September 30, 2004, is incorporated herein by reference.

10	(xix)	Agreement of Lease, by and between the Company and 1005 Virginia Associates, L.P., dated June 30, 2005, filed as Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference.

10(xx)	Officer Incentive Compensation Plan, dated August 2, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference. *

21	Subsidiaries of the Company, filed as Exhibit 21 to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm)

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the U.S. Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.

KULICKE AND SOFFA INDUSTRIES, INC.

Schedule II-Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of period	Charged to costs and expenses		Other Additions (describe)		Deductions (describe)		Balance at end of period
Year ended September 30, 2003
Allowance for doubtful accounts	$6,033	$519		$—		$623	(1)	$5,929

Inventory reserve	$24,847	$3,490		$(2,930)		$9,592	(2)	$15,815

Valuation allowance for deferred taxes	$86,749	$13,979	(3)	$—		$—		$100,728

Year ended September 30, 2004
Allowance for doubtful accounts	$5,929	$(850)		$—		$1,433	(1)	$3,646

Inventory reserve	$15,815	$3,566		$—		$6,264	(2)	$13,117

Valuation allowance for deferred taxes	$100,728	$(11,185	)(5)	$10,400	(6)	$6,503	(7)	$93,440

Year ended September 30, 2005
Allowance for doubtful accounts	$3,646	$6		$—		$395	(1)	$3,257

Inventory reserve	$13,117	$4,454		$—		$4,399	(2)	$13,172

Valuation allowance for deferred taxes	$93,440	$15,018	(8)	$—		$—		$108,458

(1)	Bad debts written off.
(2)	Disposal of excess and obsolete inventory.
(3)	Reflects the increase in the valuation allowance associated with the Company’s U.S. net operating losses and tax credit carryforwards.
(4)	Reflects the sales of the assets of the Company’s sawing and hub blades products lines.
(5)	Reflects the decrease in the valuation allowance associated with the Company’s U.S. net operating losses.
(6)	Reflects adjustment of cumulative timing differences.
(7)	Reflects adjustment associated with the Company’s foreign net operating losses.
(8)	Reflects the increase in valuation allowance primarily associated with the Company’s U.S. net operating losses and cumulative timing differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ C. SCOTT KULICKE
C. Scott Kulicke
Chairman of the Board and
Chief Executive Officer

Dated: December 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. SCOTT KULICKE	Chairman of the Board of Directors and Chief Executive Officer	December 13, 2005
C. Scott Kulicke (Principal Executive Officer)

/s/ MAURICE E. CARSON	Vice President and Chief Financial Officer	December 13, 2005
Maurice E. Carson (Principal Financial and Accounting Officer)

/s/ BRIAN R. BACHMAN	Director	December 13, 2005
Brian R. Bachman

/s/ PHILIP V. GERDINE	Director	December 13, 2005
Philip V. Gerdine

/s/ JOHN A. O’STEEN	Director	December 13, 2005
John A. O’Steen

/s/ GARRETT E. PIERCE	Director	December 13, 2005
Garrett E. Pierce

/s/ MACDONELL ROEHM, JR.	Director	December 13, 2005
MacDonell Roehm, Jr.

/s/ BARRY WAITE	Director	December 13, 2005
Barry Waite

/s/ C. WILLIAM ZADEL	Director	December 13, 2005
C. William Zadel