Form 10-K/A
period 2005-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2006-01-04
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

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

EXPLANATORY NOTE

Kulicke and Soffa Industries, Inc. hereby files Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2005. This amendment is being filed to correct a typographical error on the cover page that incorrectly indicated that the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). The correct disclosure, which indicates that the Company is not a shell company, is contained on the cover page of this Amendment. There are no other changes to the Annual Report on Form 10-K for the year ended September 30, 2005.

SIGNATURE

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2005 to be signed on its behalf by the undersigned hereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC

Date: January 4, 2006	By:	/s/ Maurice E. Carson

Maurice E. Carson
Vice President and Chief Financial Officer