Form 10-Q
period 2005-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2006-02-09
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 6, 2006, there were 52,688,766 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

December 31, 2005

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	(Unaudited) December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$79,455	$84,320
Restricted cash	1,381	10,255
Short-term investments	14,533	7,222
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/05 - $3,257; 12/31/05 - $3,102)	143,575	179,520
Inventories, net	54,744	62,926
Prepaid expenses and other current assets	10,267	14,117
Deferred income taxes	1,605	1,567

Total current assets	305,560	359,927
Property, plant and equipment, net	45,132	44,372
Goodwill	29,684	29,684
Other assets	6,120	5,835

TOTAL ASSETS	$386,496	$439,818

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$10,119	$9,970
Accounts payable	59,448	80,523
Accrued expenses	32,748	32,017
Income taxes payable	17,196	20,615

Total current liabilities	119,511	143,125
Long-term debt	270,000	270,000
Other liabilities	6,389	6,610
Deferred income taxes	22,344	23,207

Total liabilities	418,244	442,942

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Common stock, no par value	218,426	221,305
Accumulated deficit	(243,994)	(218,692)
Accumulated other comprehensive loss	(6,180)	(5,737)

Total shareholders’ equity (deficit)	(31,748)	(3,124)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$386,496	$439,818

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended December 31,
	2004	2005
Net revenue	$116,321	$228,100
Cost of sales	89,943	157,223

Gross profit	26,378	70,877

Selling, general and administrative	22,073	27,933
Research and development, net	8,878	12,179
Gain on sale of assets	(1,875)	—
Amortization of intangible assets	2,194	—

Total operating expenses	31,270	40,112

Income (loss) from operations	(4,892)	30,765
Interest income	449	712
Interest expense	(846)	(958)

Income (loss) from operations before income taxes	(5,289)	30,519
Provision for income taxes	1,902	5,218

Net income (loss)	$(7,191)	$25,301

Net income (loss) per share:
Basic	$(0.14)	$0.49

Diluted	$(0.14)	$0.38

Weighted average shares outstanding:
Basic	51,237	52,044
Diluted	51,237	68,239

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended December 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,191)	$25,301
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,012	4,173
Stock-based compensation and non-cash employee benefits	462	1,957
Gain on sale of assets	(1,875)	—
Changes in operating assets and liabilities:
Accounts receivable	20,729	(36,201)
Inventory	127	(8,350)
Prepaid expenses and other assets	(4,203)	(4,011)
Accounts payable and accrued expenses	(12,614)	20,283
Income taxes payable	1,108	3,389
Other, net	1,410	2,695

Net cash provided by operating activities	4,965	9,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	11,710	14,236
Purchase of investments classified as available for sale	(4,514)	(6,925)
Purchases of property, plant and equipment	(2,978)	(2,965)
Proceeds from sale of assets	1,209	—

Net cash provided by investing activities	5,427	4,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings associated with direct financing arrangement	10,622	—
Proceeds from issuance of common stock	438	614
Changes in restricted cash, net	(240)	(8,874)
Payments on borrowings, including capitalized leases	(9)	(149)

Net cash provided by (used in) financing activities	10,811	(8,409)

Effect of exchange rate changes on cash and cash equivalents	895	(308)

Changes in cash and cash equivalents	22,098	4,865
Cash and cash equivalents at beginning of period	60,333	79,455

Cash and cash equivalents at end of period	$82,431	$84,320

CASH PAID DURING THE PERIOD FOR:
Interest	$848	$847
Income taxes	$1,185	$775

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, contain all adjustments necessary to state fairly the Company’s financial position at December 31, 2005, and the results of its operations and cash flows for the three month periods ended December 31, 2004 and 2005. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with other recent filings with the Securities and Exchange Commission and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

During the quarter ended December 31, 2005, the Company amended its by-laws to change its current fiscal year end from September 30 to a 52/53-week fiscal year ending on the Saturday closest to September 30 of each fiscal year. Each of the first three fiscal quarters will end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth fiscal quarter in each year (and the fiscal year) will end on the Saturday closest to September 30. This change is effective for the current quarterly period, which began on October 1, 2005 and ends on Saturday, December 31, 2005. The fiscal quarters for fiscal 2006 will end on December 31, 2005, April 1, 2006, July 1, 2006 and September 30, 2006. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

Reclassifications – Certain reclassifications have been made to amounts in the prior year cash flow statement in order to conform to the current years’ presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option pricing model as the method to estimate the fair value for our awards and will recognize compensation expense on a straight-line basis over the requisite service period. We adopted SFAS 123R in the first quarter of fiscal 2006. (See Note 3).

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under FAS 123R. The alternative transition method provides a “short-cut” method to determine the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R.

The Company also adopted the following accounting pronouncements in the first quarter of fiscal 2006:

•	SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151), and

•	SFAS No. 153, “Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29” (SFAS 153).

The adoption of SFAS 151 and SFAS 153 did not have a material impact on our results of operations and financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS 3 “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is required to be adopted by the Company in the first quarter of fiscal 2007.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47, but does not expect the standard to have a material impact on its financial statements.

NOTE 3 – ACCOUNTING FOR STOCK-BASED COMPENSATION

As of October 1, 2005, the Company had five stock-based employee compensation plans and two director compensation plans (the “Plans”), under which options have been or may be granted at 100% of the market price of the Company’s common stock on the date of grant. Options granted under the Plans vest at such dates as are determined in connection with their issuance, but not later than five years from the date of grant and expire ten years from date of grant. Upon share option exercise, new shares of the Company’s common stock are issued. The Company does not expect to repurchase shares of its common stock through the remainder of fiscal 2006.

Effective October 1, 2005, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective basis transition method. Under this method, stock-based compensation expense recognized in the first quarter of fiscal 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company will recognize compensation expense for awards granted after September 30, 2005 on a straight-line basis over the requisite service period.

With respect to the accounting treatment of the retirement eligibility provisions of employee stock-based compensation awards, the Company follows the non-substantive vesting method and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first quarter of fiscal 2006 is based upon awards ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

As a result of adopting SFAS 123R on October 1, 2005, the Company’s income from operations before income taxes and net income for the three month period ended December 31, 2005 are $1.5 million lower than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three month period ended December 31, 2005 would have increased by $0.03 and $0.02, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.49 and $0.38, respectively. The following table summarizes the total stock-based compensation expense resulting from employee stock options included in our consolidated statement of operations:

(In thousands)
Three Months Ended December 31, 2005
Cost of sales	$142
Selling, general and administrative	1,017
Research and development	341

Stock-based compensation before income taxes	1,500
Income tax benefit	—

Total stock-based compensation expense, net of taxes	$1,500

Prior to October 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). No stock-based employee compensation cost was recognized in the condensed consolidated statements of operations for the three-month period ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on the net loss and the net loss per share for the three months ended December 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

(In thousands, except per share data)
Three months ended December 31, 2004
Net loss, as reported	$(7,191)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,476)

Pro forma net loss	$(12,667)

Net loss per share:
Basic - as reported	$(0.14)

Basic - pro forma	$(0.25)

Diluted - as reported	$(0.14)

Diluted - pro forma	$(0.25)

The fair value of stock options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended December 31, 2004 and 2005, respectively:

	2004	2005
Expected dividend yield	—	—
Expected stock price volatility	83.64%	51.35%
Risk-free interest rate	3.28%	4.32%
Expected life (in years)	4.89	4.62
Weighted-average fair value at grant date	$4.81	$3.49

Expected volatility for the quarter ended December 31, 2005 is based upon historical volatility, implied volatility of the Company’s market traded options, and the implied volatility of the convertible feature of the Company’s convertible debt securities. In prior periods, volatility was calculated based solely on the historical volatility of the Company’s common stock. Expected life is based upon historical exercise patterns. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the contractual life of the options.

The following table summarizes employee stock option activity for the three month period ended December 31, 2005:

	(In thousands, except per share amounts)
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 1, 2005	10,273	$9.82
Granted	155	7.31
Exercised	(127)	5.04
Forfeited, cancelled or expired	(370)	12.33

Outstanding at December 31, 2005	9,931	$9.75	6.57	$(12,329)

Exercisable at December 31, 2005	6,536	$10.74	5.59	$(15,612)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2005. Intrinsic value is determined by calculating the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of shares. The total intrinsic value of options exercised during the three month period ending December 31, 2005 was $0.45 million. The total number of in-the-money options exercisable as of December 31, 2005 was 2.7 million. As of December 31, 2005, total unrecognized compensation cost related to unvested stock options was $10.1 million, which will be amortized over the weighted average remaining service period of 1.86 years.

At December 31, 2005, 1.5 million shares were available for grant in connection with the Employee Plans and 340 thousand shares were available for grant in connection with a Director plan.

NOTE 4 - GOODWILL

The Company’s goodwill of $29.7 million as of September 30 and December 31, 2005 is included in its bonding wire business unit, which is included in the Packaging Materials Segment.

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

In the third quarter of fiscal 2005, management reviewed the carrying value of its goodwill and intangible assets and wrote off $100.6 million of goodwill and intangible assets during that quarter. There were no remaining goodwill and intangible assets at September 30, 2005 or December 31, 2005. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. No triggering events occurred during the three months ended December 31, 2005 that would have the effect of reducing the fair value of the bonding wire business unit’s goodwill below its carrying value.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	(in thousands)
	September 30, 2005	December 31, 2005
Raw materials and supplies	$42,450	$47,006
Work in process	13,178	14,740
Finished goods	12,288	13,956

	67,916	75,702
Inventory reserves	(13,172)	(12,776)

	$54,744	$62,926

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(in thousands)
	September 30, 2005	December 31, 2005
Land	$1,576	$1,576
Buildings and building improvements	20,991	20,991
Machinery and equipment	133,874	132,589
Leasehold improvements	16,125	16,092

	172,566	171,248
Accumulated depreciation	(127,434)	(126,876)

	$45,132	$44,372

During fiscal 2005, the Company entered into a direct financing arrangement involving the sale and leaseback of land and a building housing its corporate headquarters in Willow Grove, Pennsylvania. In accordance with SFAS 98, “Accounting for Leases”, the Company kept the land and building on its financial statements and recorded the cash received of $10.6 million as debt. (See Note 7 – Debt for additional information.)

During the three months ended December 31, 2004, the Company sold the land and building in Gilbert, Arizona held through a variable interest entity that was previously consolidated into the Company’s financial statements. The impact of this sale decreased assets and liabilities by approximately $5.8 million and $5.5 million, respectively as of December 31, 2004. The Company included the gain on sale of assets of $1.5 million in its statement of operations during the quarter ended December 31, 2004.

NOTE 7 – DEBT

The Company’s debt consisted of the following:

				(in thousands)
Type	Fiscal Year of Maturity	Conversion Price	Rate	September 30, 2005	December 31, 2005
Convertible Subordinated Notes	2009	$20.33	0.50%	$205,000	$205,000
Convertible Subordinated Notes	2010	$12.84	1.00%	65,000	65,000

				$270,000	$270,000

The $205.0 million of 0.5% Convertible Subordinated Notes mature on November 30, 2008, are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% Convertible Subordinated Notes (described below). There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 of each year.

The $65.0 million of 1.0% Convertible Subordinated Notes mature on June 30, 2010. The conversion rights of these notes may be terminated on or after June 30, 2006 if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our 0.5% Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 30 and December 30 of each year.

In accordance with SFAS No. 98, “Accounting for Leases”, during fiscal 2005, the Company recorded debt of $10.6 million, as part of accounting for a sale-leaseback transaction as a direct financing arrangement. Monthly lease payments of $100 thousand, which are allocated by the Company to interest expense and amortization of the debt, are scheduled through May 2006 at which time the gain will be recognized and the land and building and remaining debt outstanding will be removed from the Company’s financial statements. Interest expense is calculated using the Company’s incremental borrowing rate, which is estimated to be 6.0%.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three months ended December 31, 2004, the exercise of stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were not assumed since their conversion to common shares would have been anti-dilutive. For the three months ended December 31, 2005, the exercise of stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were assumed and $0.4 million of after-tax interest expense related to our Convertible Subordinated Notes (See Note 7) was added to the Company’s net income to determine diluted earnings per share.

A reconciliation between the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding for the three months ended December 31, 2004 and 2005 appears below:

	(in thousands)
	Three months ended December 31,
	2004	2005
Weighted average shares outstanding - Basic	51,237	52,044

Potentially dilutive securities:
Employee stock options	*	1,050
1.0 % Convertible subordinated notes	*	5,062
0.5 % Convertible subordinated notes	*	10,083

Total potentially dilutive securities	*	68,239

Weighted average shares outstanding - Diluted	51,237	68,239

*	Due to the Company’s net loss for the three months ended December 31, 2004, potentially dilutive securities were deemed to be anti-dilutive for this period. The weighted average number of shares of potentially dilutive securities (convertible notes and employee and director stock options) for the three months ended December 31, 2004 was 15,849,873.

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

The severance and benefits obligation related to the resizing plans discussed above has been satisfied. A summary of the charges, reversals and payments related to the lease and related facility commitments of the resizing activities during the first quarter of fiscal 2006, and fiscal 2005, 2004, 2003 and 2002 are as follows:

(in thousands)
Commitments
Provision for resizing plans in fiscal 2002 Continuing operations	$9,282
Payment of obligations	(300)

Balance, September 30, 2002	8,982
Payment of obligations	(3,192)

Balance, September 30, 2003	5,790
Payment of obligations	(2,619)

Balance, September 30, 2004	3,171
Payment of obligations	(2,064)

Balance, September 30, 2005	1,107
Payment of obligations	(385)

Balance, December 31, 2005	$722

The remaining commitments, which are primarily for lease and related facility obligations, are expected to be paid out through September 2006.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

For the three month periods ended December 31, 2004 and 2005, the components of total comprehensive income (loss) are as follows:

	(in thousands)
	Three months ended December 31,
	2004	2005
Net income (loss)	$(7,191)	$25,301

Foreign currency translation adjustment	2,867	439
Unrealized gain (loss) on investments, net of taxes	(9)	4

Comprehensive income (loss)	$(4,333)	$25,744

NOTE 11 - OPERATING RESULTS BY BUSINESS SEGMENT FOR CONTINUING OPERATIONS

Beginning with the three months ended December 31, 2005, to align its external reporting with management’s internal reporting the Company will no longer include “Corporate and Other” as a business segment. Costs previously presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to the Company’s three remaining business segments. The business segments information for the three months ended December 31, 2004 have also been restated to reflect this change.

Operating results by business segment for the three month periods ended December 31, 2005 and 2004 were as follows:

Fiscal 2005 (in thousands):

	Equipment Segment	Packaging Materials Segment	Test Segment	Consolidated
Quarter ended December 31, 2005:
Net revenue	$120,672	$83,960	$23,468	$228,100
Cost of sales	68,760	70,486	17,977	157,223

Gross profit	51,912	13,474	5,491	70,877
Operating costs	20,351	7,011	12,750	40,112
Gain on sale of assets	—	—	—	—

Income (loss) from operations	$31,561	$6,463	$(7,259)	$30,765

Segment Assets at December 31, 2005	$197,134	$195,361	$47,323	$439,818

Fiscal 2004 (in thousands):
	Equipment Segment	Packaging Materials Segment	Test Segment	Consolidated
Quarter ended December 31, 2004:
Net revenue	$29,349	$64,018	$22,954	$116,321
Cost of sales	17,326	51,252	21,365	89,943

Gross profit	12,023	12,766	1,589	26,378
Operating costs	13,613	7,372	12,160	33,145
Gain on sale of assets	(378)		(1,497)	(1,875)

Income (loss) from operations	$(1,212)	$5,394	$(9,074)	$(4,892)

Segment Assets at September 30, 2005	$120,883	$224,409	$41,204	$386,496

NOTE 12 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs, a facility lease, and a customs bond, and its wire manufacturing subsidiary has issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by the assets of the Company’s wire manufacturing subsidiary and contains restrictions on that subsidiary’s net worth, ratio of total liabilities to net worth, ratio of EBITDA to interest expense and ratio of current assets to current liabilities. During the three months ended December 31, 2005, the Company provided a $10.0 million security deposit (classified as restricted cash at December 31, 2005) to allow an additional wholly owned subsidiary of the Company to purchase gold under the Company’s existing gold supply financing agreement. The Company expects to have this security deposit returned to it upon the completion of an amendment to its existing gold supply financing agreement.

The table below identifies the guarantees under the standby letters of credit.

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2006	$17,000
Security deposit for employee health benefit payments	Expires June 2006	1,170
Security deposit for payment of employee worker compensation benefits	Expires October 2006	926
Security deposit for customs bond	Expires July 2006	100

		$19,196

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

The table below details the activity related to the Company’s reserve for product warranty expense for the three months ended December 31, 2004 and 2005:

	(in thousands)
	Three months ended December 31,
	2004	2005
Reserve for product warranty at beginning of period	$956	$853
Provision for product warranty expense	144	841
Product warranty costs incurred	(504)	(406)

Reserve for product warranty at end of period	$596	$1,288

Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion has varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet as of December 31, 2005, were $38.4 million.

In September 2004, the tax authority in Singapore notified the Company that it believes Goods and Services Tax (“GSI”) in the amount of $3.3 million is owed on the return of gold scrap to the Company’s former gold supplier over the period from 1998 to 2004. The Company does not agree with this assessment and has filed an objection. In the event the Company is unsuccessful in its objection and subsequent appeal if necessary, the Company believes it will recover the cost from its former gold supplier. For these reasons, no accrual for this contingency has been included in the Company’s financial statements. The Company believes that resolution of this matter may take two to three years.

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. Sales to Advanced Semiconductor Engineering and STATS ChipPac accounted for 14% and 11%, respectively, of the Company’s net sales for the three months ended December 31, 2005. During the three months ended December 31, 2004, sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 17% and 11%, respectively of the Company’s net sales. No other customer accounted for 10% or more of total net sales during the three months ended December 31, 2004 or 2005. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2005, Advanced Semiconductor Engineering and Siliconware Precision Industries accounted for 14% and 12%, respectively of total accounts receivable.

At December 31, 2005, Advanced Semiconductor Engineering and STATS ChipPac accounted for 17% and 13%, respectively of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2005 or December 31, 2005.

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

Net periodic pension cost for the three months ended December 31, 2005 for this plan was approximately $225 thousand and included interest costs of $278 thousand and amortization of net loss of $159 thousand, offset by expected return on plan assets of $212 thousand. During the three months ended December 31, 2004, net pension costs were approximately $169 thousand and included interest costs of $289 thousand and amortization of net loss of $178 thousand, offset by expected return on plan assets of $298 thousand. The Company did not make any contribution to the Plan for the three months ended December 31, 2005.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan for the three months ended December 31, 2004 and 2005, totaled $0.5 million and $0.5 million, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 14 – SUBSEQUENT EVENTS

On January 25, 2006, the Company entered into a definitive agreement to sell substantially all of the assets associated with its package test business to Investcorp Technology Ventures II, L.P. The aggregate sales price for the assets of the package test business is $17.0 million, plus the assumption of accounts payable and certain other liabilities. The purchase price is subject to adjustment based on the working capital of the package test business as of the closing date. The closing of the sale of the non-Chinese-based assets is expected to occur by March 28, 2006, and is subject to closing conditions typical of this type of transaction. The closing of the purchase of the assets located in China is expected to occur by September 30, 2006 and also is subject to closing conditions typical of this type of transaction.

In addition, on January 25, 2006, the Company entered into a definitive agreement to sell substantially all of the assets associated with its wafer test business to SV Probe PTE Ltd. The aggregate purchase price for the assets of the wafer test business is $10.0 million, plus the assumption of accounts payable and certain other liabilities. Approximately $5.2 million of accounts receivable are excluded from the transferred wafer test assets. The purchase price is subject to adjustment based on the working capital of the wafer test business as of the first closing. The closing of the sale of the non-Chinese-based assets is expected to occur by February 28, 2006, and is subject to closing conditions typical of this type of transaction. The closing of the purchase of the assets located in China is expected to occur within six months after the first closing and is also subject to closing conditions typical of this type of transaction.

The total carrying amounts of the assets purchased and liabilities assumed (for these two asset sales) were $33.2 million and $6.2 million, respectively and with a total purchase price of $27.0 million no significant gain or loss is expected on the sale of these assets. Considering management’s plans to sell the Test business and assuming all other reporting requirements are met, we will likely classify the Test business segment as discontinued operations in future reporting periods.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to the business cycle of the semiconductor assembly equipment industry, the expected sale of substantially all of the assets of our test business segment, our future revenue, operating expenses, cost structure, costs, amortization expenses, restructuring charges, research and development expenses, gross margins, working capital needs, liquidity and capital requirements, cash flows and cash reserves, and to our product development, product quality, demand forecasts, competitiveness, and the benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials;

•	the successful operation of our existing businesses, development and introduction of new products and our business’ expected growth rate;

•	cost reduction initiatives, including workforce reductions, consolidation of operations and transfer of manufacturing capacity to China; and

•	the projected continuing demand for wire bonders.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes of this Form 10-Q and the Audited Financial Statements and Notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended September 30, 2005 for a full understanding of our financial position and results of operations.

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

We believe we are the only major supplier to the semiconductor assembly industry that can provide customers with semiconductor wire bonding equipment along with the complementary packaging materials . We believe that the ability to control these assembly related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

The semiconductor industry historically has been volatile, with periods of rapid growth followed by downturns. One such downturn began during the fourth quarter of fiscal 2004 and continued into the first quarter of fiscal 2005. We then experienced sequential quarterly revenue increases from the second quarter of fiscal 2005 through the first quarter of fiscal 2006, with net revenue increasing 25.3% during the first quarter of fiscal 2006 compared to the last quarter of fiscal 2005. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

On January 25, 2006, we entered into a definitive agreement to sell substantially all of the assets associated with our package test business to Investcorp Technology Ventures II, L.P. The aggregate sales price for the assets of the package test business is $17.0 million, plus the assumption of accounts payable and certain other liabilities. The purchase price is subject to adjustment based on the working capital of the package test business as of the closing date. The closing of the sale of the non-Chinese-based assets is expected to occur by March 28, 2006, and is subject to closing conditions typical of this type of transaction. The closing of the purchase of the assets located in China is expected to occur by September 30, 2006 and also is subject to closing conditions typical of this type of transaction.

In addition, on January 25, 2006, we entered into a definitive agreement to sell substantially all of the assets associated with our wafer test business to SV Probe, PTE, Ltd. . The aggregate purchase price for the assets of the wafer test business is $10.0 million, plus the assumption of accounts payable and certain other liabilities. Approximately $5.2 million of accounts receivable are excluded from the transferred wafer test assets. The purchase price is subject to adjustment based on the working capital of the wafer test business as of the first closing. The closing of the sale of the non-Chinese-based assets is expected to occur by February 28, 2006, and is subject to closing conditions typical of this type of transaction. The closing of the purchase of the assets located in China is expected to occur within six months after the first closing and is also subject to closing conditions typical of this type of transaction.

The total carrying amounts of the assets purchased and liabilities assumed for these two asset sales were $33.2 million and $6.2 million, respectively and with a total purchase price of $27.0 million no significant gain or loss is expected on the sale of these assets. Considering management’s plans to sell the Test business and assuming all other reporting requirements are met, we will likely classify the Test business segment as discontinued operations in future reporting periods.

As we look ahead, including revenue from our Test business, we expect net revenue during the quarter ending March 31, 2006 to be $180.0 million, plus or minus about 5%. Excluding revenues from our Test segment, our revenue expectations for the March quarter are expected to be $158.0 million, plus or minus about 5%.

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

Products and Services

We offer a range of wire bonding equipment, packaging materials and test products. Set forth below is a table listing the percentage of our total net revenues for each business segment for the three months ended December 31, 2005 and 2004:

	Three months ended December 31,
	2004	2005
Equipment	25.2%	52.9%
Packaging materials	55.0%	36.8%
Test	19.7%	10.3%

	100.0%	100.0%

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

Ball Bonders. Automatic IC ball bonders represent a large majority of our semiconductor equipment business. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to its predecessor. In 2005, we extended the life of the successful Maxum product line, introducing the Maxum Ultra to supercede the Maxum Plus and the Maxum Elite to supersede the Nu-Tek. Each of these machines provides approximately a 10% productivity improvement over its predecessor and offers various other performance improvements.

Specialty Wire Bonders. We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid, chip on board, and other large area applications; and the Model 8090, a large area wedge bonder. We also introduced a new model wafer stud bumper during the fourth quarter of 2005, the AT Premier™. The AT Premier™ is targeted for gold-to-gold interconnect in the growing flip chip market. With industry-leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

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

Test

We offer a broad range of fixtures used to temporarily contact a semiconductor device while it is still in the wafer format (wafer probing), thereby providing electrical connections to automatic test equipment. We also offer test sockets used to test the final semiconductor package (package or final testing). Our principal test products include probe cards, automatic test equipment (ATE) interface assemblies, ATE test boards, and test socket/contactors. Most of the test products we offer are custom designed or customized for a specific semiconductor or application. As discussed above, we have entered into definitive agreements to sell substantially all of the assets of our test business.

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended December 31, 2005, we recorded bookings of $202.5 million, compared to $114.0 million in the quarter ended December 31, 2004. The increase in bookings during the three months ended December 31, 2005 compared to the same period a year ago was caused by an increase in bookings within our Equipment segment caused by increased industry-wide demand for automatic ball bonders. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. At December 31, 2005, we had a backlog of customer orders totaling $73.0 million, compared to $58.0 million at December 31, 2004 and $99.0 million at September 30, 2005. Our bookings and backlog as of any date may not be indicative of net revenues for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenue

Business segment net revenues during the three months ended December 31, 2005 and 2004 were as follows:

	(dollars amounts in thousands)
	Three months ended December 31,
	2004	2005	% Change
Equipment	$29,349	$120,672	311.2%
Packaging materials	64,018	83,960	31.2%
Test	22,954	23,468	2.2%

	$116,321	$228,100	96.1%

Overall, net revenue for the three months ended December 31, 2005 increased $111.8 million, or 96.1% from the same period in the prior year, and $46.1 million, or 25.4% from net revenue of $182.0 million during the quarter ended September 30, 2005. The following is a review of net revenue for each of our three business segments.

For the three months ended December 31, 2005, net revenue for the Equipment segment increased 311.2% to $120.7 million from $29.3 million in the same period a year ago. This increase in revenue was due to a 451% increase in unit sales of our automatic ball bonders caused by increased industry-wide demand for backend semiconductor equipment. For the three months ended December 31, 2005, net revenue for the Equipment segment increased 42.1% to $120.7 million from $84.9 million in the prior quarter. This increase in revenue was due to a 50% increase in unit sales of our automatic ball bonders, also caused by the increased industry-wide demand for backend semiconductor equipment. Average selling prices during the three months ended December 31, 2005 improved (compared to the year ago quarter) from the introduction of our next generation automatic ball bonder, the Maxum Ultra.

This improvement was offset by changes in customer mix, resulting in an overall 2.0% reduction in average selling prices during the three months ended December 31, 2005, compared to the year ago quarter. Average selling prices during the three months ended December 31, 2005 were largely unchanged from average selling prices in the prior quarter. Generally, the proportion of newer models sold, as well as product and customer mix, impact average selling prices.

Our packaging materials segment net revenue increased 31.2% to $84.0 million during the three months ended December 31, 2005, from $64.0 million during the same period a year ago. The $20.0 million increase in packaging materials revenue primarily resulted from an $18.7 million increase in wire revenue. Of the $18.7 million increase in wire revenue, $13.2 million was due to increased volumes of wire sold (measured in Kft) and $5.5 million was due to an increase in gold wire average selling prices (primarily caused by an increase in the price of gold). Gold wire selling prices are heavily dependent upon the price of gold and can fluctuate significantly from period to period. The remaining $1.3 million increase in package materials revenue was primarily due to a 13.9% increase in capillary unit sales that was partially offset by an 8.5% reduction in average selling prices caused by pricing pressures.

Our test segment net revenue was $23.5 million during the three months ended December 31, 2005, largely unchanged from $23.0 million during the same period a year ago, and $3.5 million, or 17.3% higher than net revenue of $20.0 million in the prior quarter. The $3.5 million increase in Test segment revenue from the prior quarter was due to a 31.2% increase in package test product sales and a 10.5% increase in wafer test product sales.

The majority of our revenues are from customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 88.0% of our total sales in the first three months of fiscal 2006 compared to 83.3% in the first three months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 27.5% of our shipments in the first three months of fiscal 2006 compared to 23.9% of our shipments in the first three months of the prior fiscal year.

Gross Profit

Business segment gross profit and gross margin percentage during the three months ended December 31, 2005 and 2004 were as follows:

	Three Months Ended December 31,
	2004	% Sales	2005	% Sales
Equipment	$12,023	41.0%	$51,912	43.0%
Packaging materials	12,766	19.9%	13,474	16.0%
Test	1,589	6.9%	5,491	23.4%

	$26,378	22.7%	$70,877	31.1%

Overall, gross profit increased $44.5 million during the three months ended December 31, 2005, compared to the same period in the prior year. The higher gross profit during this period was primarily due to stronger sales driven by increased industry-wide demand, particularly for automatic ball bonders sold within our equipment segment. To a lesser extent, lower unit costs within our test business segment resulting from completion of the transfer of our package test product manufacturing operations to China, also contributed to the increase in gross profit. Gross margin (which represents gross profit divided by revenue) increased to 31.1% during the three months ended December 31, 2005, from 22.7% during the same period a year ago. The increase in gross margin during this period was primarily due to a product mix shift to higher margin equipment sales from lower margin package materials segment sales, and to lower unit costs within our test segment.

For the three months ended December 31, 2005, our equipment segment gross profit increased $39.9 million to $51.9 million from $12.0 million in the same period a year ago, as industry-wide demand for automatic ball bonders increased sharply.

Gross margin during the three months ended December 31, 2005 increased to 43.0%, from 41.0% in the same period a year ago. The increase in gross margin was primarily due to an overall reduction in the unit cost of the Company’s latest generation of automatic ball bonders recently introduced, and to a lesser extent manufacturing efficiencies resulting from the increased production volumes during the three months ended December 31, 2005, compared to the same period a year ago.

Our packaging materials segment gross profit increased $0.7 million to $13.5 million during the quarter ended December 31, 2005, from $12.8 million in the same period a year ago. This $0.7 million increase was primarily due to increased sales of gold wire and expendable tools. Our packaging materials segment gross margin declined to 16.0% during the three months ended December 31, 2005 from 19.9% in the three months ended December 31, 2004. This decline in gross margin was primarily due to a higher percentage of lower margin wire sales compared to other packaging materials products sold, as wire sales increased 37.7% during the quarter ended December 31, 2005 from the three months ended December 31, 2004. A 13.2% increase in the cost of gold also contributed to the decline in gross margins during the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Our test segment gross profit increased $3.9 million to $5.5 million during the quarter ended December 31, 2005, compared to $1.6 million in the same period a year ago. Our test segment gross margin also increased to 23.4% from 6.9% during the year ago quarter. The higher gross profit and margin are due to the lower unit costs within our test business segment resulting from completion of the transfer of our package test manufacturing operations to China.

Operating Expense

Operating expenses during the three months ended December 31, 2005 and 2004 were as follows:

	Three Months Ended December 31,
	2004	% Sales	2005	% Sales
Selling, general and administrative	$22,073	19.0%	$27,933	12.2%
Research and development, net	8,878	7.6%	12,179	5.3%
Gain on sale of assets	(1,875)	-1.6%	—	0.0%
Amortization of intangible assets	2,194	1.9%	—	0.0%

	$31,270	26.9%	$40,112	17.6%

Selling, General and Administrative

Selling, General and Administrative (“SG&A”) expenses of $27.9 million for the three months ended December 31, 2005 increased 26.6%, compared to the SG&A expenses of $22.1 million in the year ago period. This increase was primarily due to an increase in incentive compensation of $5.6 million. Incentive compensation expense is recorded when net income and certain other performance targets are achieved. No incentive compensation expense was recorded during the three months ended December 31, 2004.

Research and Development

Research and Development expenses for the three months ended December 31, 2005 increased $3.3 million from the same period in the prior year. Approximately one half of the increase was caused by higher compensation costs associated with an increased headcount and stock-based compensation expense, with the other half of the increase resulting from an increase in engineering prototype expenses, as we increased our investment in the research and development of next-generation products for the ball bonder product line.

Gain on Sale of Assets

For the three months ended December 31, 2004, the gain on the sale of assets is mainly comprised of the gain on sale of land and building in Gilbert, Arizona of $1.5 million.

Amortization of Intangible Assets

No amortization of intangible assets was recorded for the three months ended December 31, 2005, as the Company’s intangible assets were written off during fiscal 2005. The amortization expense for the three months ended December 31, 2004 was $2.2 million for the intangible assets of our test business segment.

Income (Loss) From Operations

Beginning with the three months ended December 31, 2005, to align its external segment reporting with managements’ internal reporting, we will no longer include “Corporate and Other” as a business segment. Costs presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to our three remaining business segments. The business segments information for the three months ended December 31, 2004 have also been restated to reflect this change.

Business segment income (loss) from operations during the three months ended December 31, 2005 and 2004 was as follows:

	(dollars amounts in thousands)
	Three months ended December 31,
	2004	% Sales	2005	% Sales
Equipment	$(1,212)	-4.1%	$31,561	26.2%
Packaging materials	5,394	8.4%	6,463	7.7%
Test	(9,074)	-39.5%	(7,259)	-30.9%

	$(4,892)	-4.2%	$30,765	13.5%

The income from operations for the three months ended December 31, 2005 was $30.8 million, compared to a loss from operations of $4.9 million in the same period of the prior year. The $35.7 million increase in income from continuing operations for the three months ended December 31, 2005 was primarily due to increased industry-wide demand for automatic ball bonders.

As noted above, operating income for our equipment business increased $32.8 million during the three months ended December 31, 2005, compared to the same period a year ago due to increased industry-wide demand for our automatic ball bonders. Operating income for our packaging materials business increased $1.1 million for the three months ended December 31, 2005, compared to the same period a year ago, primarily due to higher capillary unit sales. Operating losses within our test business decreased $1.8 million for the three months ended December 31, 2005, compared to the same period in the prior year. The reduced loss primarily resulted from no amortization expense being recorded during the quarter ended December 31, 2005, as the intangible assets of the test business segment were written off during fiscal 2005.

Interest Income and Expense

Interest income in the three months ended December 31, 2005 was $0.3 million higher than in the same period a year ago. This increase was due to higher rates of return on invested cash balances. Interest expense in the three months ended December 31, 2005 was $1.0 million, compared to $0.9 million in the same period of the prior fiscal year. Interest expense in both the current and prior period primarily reflects interest on our Convertible Subordinated Notes.

Provision (Benefit) for Income Taxes

The provision for income taxes for the three months ended December 31, 2005 of $5.2 million consisted of income tax of $1.0 million for Federal alternative minimum tax on U.S. income, $1.6 million for Pennsylvania state income taxes, $1.2 million for income taxes in foreign jurisdictions, $0.8 million for potential future repatriation of foreign earnings and $0.6 million for additional accruals and interest on the earnings which are expected to be repatriated. The alternative minimum tax and Pennsylvania state income tax were due primarily to U.S. income generated from the sale of certain intellectual property and distribution rights to a foreign subsidiary, as well as strong U.S. earnings. We do not anticipate the recognition of any additional U.S. taxable income or U.S. taxes during fiscal year 2006 as a result of the sale of the intellectual property and distribution rights.

For the three months ended December 31, 2005, we reversed approximately $16.2 million of our valuation allowances on U.S. net operating loss carryforwards. This reversal reflects a decrease in the valuation allowance that primarily results from our ability to utilize federal and state net operating losses based on our taxable income through December 31, 2005.

Our provision for income taxes in the three months ended December 2004 reflects income taxes on income in foreign jurisdictions, potential future repatriation of foreign earnings and additional reserves and interest on those reserves.

On October 22, 2004 the U.S. Government passed The American Jobs Creation Act (the “Act”). The Act provides for certain tax benefits including but not limited to those associated with the reinvestment of foreign earnings in the United States. For fiscal 2006, we can elect, under the Act, to apply an 85% dividends-received deduction against certain dividends received from controlled foreign corporations, in which we are a U.S. shareholder. We have evaluated the potential benefit under the Act and concluded that we will not derive a material benefit.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, total cash and investments were $101.8 million compared to $95.4 million at September 30, 2005, an increase of $6.4 million. The net cash provided by operating activities during the three months ended December 31, 2005 of $9.2 million was primarily attributable to cash from operations of $31.4 million that was mostly offset by net changes in operating assets and liabilities of $22.2 million. The net change in operating assets and liabilities of $22.2 million was primarily due to an increase in accounts receivable resulting from increased sales levels during the three months ended December 31, 2005. The net cash provided by investing activities of $4.3 million consisted of net proceeds from the sale of investments of $7.3 million that were partially offset by capital expenditures of $3.0 million. The net cash used in financing activities of $8.4 million includes a $10.0 million security deposit (classified as restricted cash at December 31, 2005) made to allow an additional wholly owned subsidiary of the Company to purchase gold under our existing gold supply financing agreement. We expect to have this security deposit returned to us upon the completion of an amendment to our existing gold supply financing agreement.

Our primary need for cash for the next fiscal year will be to provide the working capital necessary to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2006 capital expenditure needs to be approximately $15.0 million, as compared with $12.5 million in fiscal 2005. We expect fiscal 2006 capital expenditures to be primarily for our operations infrastructure at our Asia/Pacific locations. We financed our working capital needs and capital expenditure needs in fiscal 2005 through internally generated funds from our equipment and packaging materials businesses and expect to continue to generate cash from operating activities in fiscal 2006 or use cash and investments on hand to meet our cash needs. We expect to use the excess cash generated from our equipment and packaging materials businesses, cash and investments on hand, and cash proceeds from the anticipated sale of the test business segment assets to fund our future growth opportunities, or to repurchase a portion of our convertible subordinated notes.

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 31, 2005 have not been included in the consolidated balance sheet and statements of operations included in this Form 10-Q. However, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity. The most significant of these are our inventory purchase obligations, which reflect our expectations of future demand for our bonding equipment.

The following table identifies obligations and contingent payments under various arrangements at December 31, 2005 including those not included in our consolidated balance sheet:

	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
	(in thousands)
Contractual Obligations:
Long-term debt	$270,000	—	$205,000	$65,000	—
Operating lease obligations*	26,990	$6,734	8,903	4,703	$6,650
Debt associated with direct financing arrangement	9,970	9,970	—	—	—
Inventory purchase obligations*	38,385	38,385	—		—
Commercial Commitments:
Gold supply agreement	13,312	13,312	—	—	—
Standby letters of credit*	2,196	2,196	—	—	—

Total contractual obligations and commercial commitments	$360,853	$70,597	$213,903	$69,703	$6,650

*	Represents contractual amounts not reflected in the consolidated balance sheet at December 31, 2005.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. The capital lease obligations relate to a facility lease. The operating lease obligations at December 31, 2005 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration, including the obligations associated with our new property lease in Fort Washington, Pennsylvania that will house our corporate headquarters starting in fiscal 2006. Debt associated with direct financing arrangement represents the proceeds received on the land and building transaction, as described in Note 6, Property, Plant and Equipment contained herein in Part I, Item 1 – Financial Statements. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The Gold Supply Agreement includes gold inventory purchases we are obligated to pay for upon shipment of the fabricated gold to our customers.

The standby letters of credit represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

At December 31, 2005, the fair value of our $205.0 million 0.5% Convertible Subordinated Notes was $156.8 million, and the fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $51.4 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximate the book value of those assets and liabilities. At December 31, 2005 the Standard & Poor’s rating for the 0.5 % and the 1.0% Convertible Subordinated Notes was CCC+.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, our liquidity is affected by many factors, some of which are based on normal operations of the business and others that are related to uncertainties of the industry and global economies. We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes. We may also seek additional debt or equity financing for the refinancing, repurchase or redemption of our outstanding convertible subordinated notes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements that could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the nature and size of strategic business opportunities which we may elect to pursue. Any additional equity financings, including for the purpose of repurchasing or redeeming our convertible subordinated notes, would likely result in dilution of existing stockholders’ interests in the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards 123(revised 2004), “Share-Based Payment” (SFAS 123R) which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option pricing model as the method to estimate the fair value for our awards and will recognize compensation expense on a straight-line basis over the requisite service period. We adopted SFAS 123R in the first quarter of fiscal 2006. (See Note 3).

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under FAS 123R. The alternative transition method provides a “short-cut” method to determine the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R.

The Company also adopted the following accounting pronouncements in the first quarter of fiscal 2006:

•	SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151), and

•	SFAS No. 153, “Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29” (SFAS 153)

The adoption of SFAS 151 and SFAS 153 did not have a material impact on our results of operations and financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS 3 “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is required to be adopted by the Company in the first quarter of fiscal 2007.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47, but does not expect the standard to have a material impact on its financial statements.

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

Historically, the semiconductor industry has been volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. They have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. These downturns historically have severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment, the packaging materials and test solutions that we sell. There can be no assurances regarding the levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

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

Most of our sales and a substantial portion of our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 88% of our net sales for the three months ending December 31, 2005, 88% of our net sales for fiscal 2005 and 86% of our net sales for fiscal 2004 were to customers located outside of the United States, in particular to customers located in the Asia/Pacific region.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to (net) receivables denominated in currencies other than a foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency (the U.S. dollar). In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials. An increase in the value of China’s yuan could increase our material, labor, and other operating expenses in China. Our board has granted management limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. During the three months ended December 31, 2005, we entered into a foreign exchange forward contract that expired by quarter end. We expect to enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment, packaging materials and test solutions. Sales to a relatively small number of customers account for a significant percentage of our net sales. In the three months ending December 31, 2005, and for fiscal 2005 and fiscal 2004, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 14%, 13% and 17%, respectively, of our net sales.

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

The announced sales of our test businesses are subject to closing conditions, not all of which are within our control

During fiscal 2001, we acquired two companies that designed and manufactured test solutions, and combined their operations to form our test business segment. Since its acquisition, this business has not performed to our expectations.

On January 25, 2006, we entered into agreements with two separate buyers to sell substantially all of the assets of our test business segment. The closings of the contemplated sales are subject to certain conditions, some of which are beyond our control. We cannot assure you that all or substantially all of the closing conditions will be satisfied. If the closing conditions are not satisfied, one or both of the transactions may not close when expected or at all. If the transactions do close, we will provide substantial transition services to the buyers for at least six months after the closings.

As a result of our entering into the agreements to sell the test assets, it may be more difficult to retain employees and maintain customer and vendor relationships necessary to operate the test business prior to the closings and perform our obligations during the transition services periods.

If we are unable to divest our test business or successfully implement a plan to achieve profitability in our test business, our operating margins, results of operations and financial condition will continue to be adversely affected by the performance of our test business.

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

We expect our competitors to improve their current products’ performance, and to introduce new products and materials with improved price and performance characteristics. Our competitors may independently develop technology that is similar to or better than ours. New product and materials introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor’s product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time because manufacturers and assemblers sometimes develop lasting relations with suppliers, and assembly equipment in our industry often goes years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which may materially and adversely affect our business, financial condition and operating results. We cannot assure you that we will be able to continue to compete in these or other areas in the future on a profitable basis. If we cannot compete successfully, we could be forced to reduce prices, and could lose customers and market share and experience reduced margins and profitability.

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

We may be unable to generate enough cash to repay our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $1.7 million in each of fiscal years 2006 through 2008, $0.8 million in fiscal 2009 and $0.5 million in fiscal 2010 on our aggregate $270 million of convertible subordinated debt. Principal payments of $205.0 million and $65.0 million on the convertible subordinated debt are due in fiscal 2009 and 2010, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

Failure to receive shareholder approval for additional employee stock options and other equity compensation may adversely affect our ability to hire and retain employees

Currently, we do not have an employee equity compensation plan in place that would allow us to issue significant additional equity compensation to employees. Our board of directors approved an equity stock compensation plan and recommended the plan to shareholders for approval at our 2005 Annual Shareholder Meeting. The shareholders did not approve the plan. If we do not receive shareholder approval of a new plan at our 2006 Annual Shareholder Meeting that provides for a sufficient number and type of awards, our ability to hire and retain employees may be adversely affected. In an effort to remain competitive in the employee marketplace, we may decide to increase employees’ cash compensation, which may have an adverse impact on our financial condition and operating results.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 52.0 million shares were outstanding as of December 31, 2005. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects on the Company of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. At December 31, 2005, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $7.2 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005, the fair market value of the portfolio would decline by approximately $7.0 thousand.

Foreign Currency Risk

Our international operations, particularly those in Switzerland and France, are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency (the Swiss Franc and the Euro). We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. Based on our overall currency rate exposure at December 31, 2005, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have approximately a $2.0 million impact on our financial position, results of operations and cash flows for a three-month period. This impact is heavily dependent on numerous factors associated with our foreign operations, including sales to certain customers, product mix and demand, and expense levels. Our board has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. During the three months ended December 31, 2005, we entered into a foreign exchange forward contract (that expired by quarter end). We expect to enter into additional foreign exchange forward contracts and other instruments in the future.

Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There was no change in our internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 8, 2006	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President and Chief Financial Officer (Principal Financial Officer)