Form 10-Q
period 2006-04-01
KULICKE & SOFFA INDUSTRIES INC
filed 2006-05-11
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File No. 0-121

KULICKE AND SOFFA INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1498399
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1005 VIRGINIA DRIVE, FORT WASHINGTON, PENNSYLVANIA	19034
(Address of principal executive offices)	(Zip Code)

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

As of May 8, 2006, there were 56,731,718 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10-Q

April 1, 2006

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	(Unaudited) April 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$79,455	$108,335
Restricted cash	1,381	11,945
Short-term investments	14,533	1,911
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/05 - $3,257; 4/1/06 - $3,165)	128,376	142,398
Inventories, net	46,115	46,073
Prepaid expenses and other current assets	10,267	14,816
Deferred income taxes	1,605	1,582
Assets held for sale	4,428	4,452
Current assets of discontinued operations	22,294	—

Total current assets	308,454	331,512
Property, plant and equipment, net	31,915	32,739
Goodwill	29,684	29,684
Other assets	6,120	5,554
Non-current assets of discontinued operations	10,323	—

TOTAL ASSETS	$386,496	$399,489

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$10,119	$9,819
Accounts payable	53,498	54,111
Accrued expenses	32,748	41,533
Income taxes payable	17,196	20,348
Liabilities held for sale	529	1,978
Current liabilities of discontinued operations	5,421	—

Total current liabilities	119,511	127,789
Long-term debt	270,000	195,000
Other liabilities	6,389	7,530
Deferred income taxes	22,344	22,970

Total liabilities	418,244	353,289

Commitments and contingencies	—	—
Shareholders’ equity (deficit):
Common stock, no par value	218,426	271,400
Accumulated deficit	(243,994)	(219,416)
Accumulated other comprehensive loss	(6,180)	(5,784)

Total shareholders’ equity (deficit)	(31,748)	46,200

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$386,496	$399,489

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	March 31, 2005	April 1, 2006	March 31, 2005	April 1, 2006
Net revenue	$102,601	$160,329	$195,968	$364,961
Cost of sales	74,662	115,389	143,163	254,558

Gross profit	27,939	44,940	52,805	110,403

Selling, general and administrative	16,765	20,758	32,899	41,334
Research and development, net	7,098	9,394	13,685	18,062

Total operating expenses	23,863	30,152	46,584	59,396

Income from operations	4,076	14,788	6,221	51,007
Interest income	567	799	1,016	1,511
Interest expense	(1,047)	(846)	(1,893)	(1,804)
Gain on early extinguishment of Notes	—	4,040	—	4,040

Income from continuing operations before income taxes	3,596	18,781	5,344	54,754
Provision for income taxes	1,356	1,667	3,322	7,016

Income from continuing operations	2,240	17,114	2,022	47,738

Loss from discontinued operations of Test Business, including loss on disposal of $773, net of tax, for the three and six months ended April 1, 2006	(9,913)	(17,843)	(16,886)	(23,160)

Net income (loss)	$(7,673)	$(729)	$(14,864)	$24,578

Income per share from continuing operations:
Basic	$0.04	$0.31	$0.04	$0.90

Diluted	$0.04	$0.25	$0.04	$0.71

Loss per share from discontinued operations:
Basic	$(0.19)	$(0.32)	$(0.33)	$(0.44)

Diluted	$(0.15)	$(0.26)	$(0.25)	$(0.34)

Net income (loss) per share:
Basic	$(0.15)	$(0.01)	$(0.29)	$0.46

Diluted	$(0.11)	$(0.01)	$(0.21)	$0.37

Weighted average shares outstanding:
Basic	51,490	54,512	51,363	53,271
Diluted	67,251	69,298	67,205	68,553

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	March 31, 2005	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,864)	$24,578
Less: Loss from discontinued operations	(16,886)	(22,387)
Less: Loss on disposal of discontinued operations	—	(773)

Income from continuing operations	2,022	47,738
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,674	5,962
Stock-based compensation and non-cash employee benefits	1,005	3,814
Gain on sale of assets	(1,497)	—
Gain on early extinguishment of notes	—	(4,040)
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	14,031	(14,285)
Inventory	5,931	12
Prepaid expenses and other assets	(1,529)	(5,906)
Accounts payable and accrued expenses	(12,049)	8,991
Income taxes payable	(99)	3,151
Other, net	1,451	4,736

Net cash provided by continuing operations	19,940	50,173
Net cash used in discontinued operations	(15,769)	(22,799)

Net cash provided by operating activities	4,171	27,374
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	19,430	21,154
Purchase of investments classified as available for sale	(23,001)	(8,533)
Purchases of property, plant and equipment	(4,267)	(6,177)
Proceeds from sale of assets	1,209	—

Net cash provided by (used in) continuing operations	(6,629)	6,444
Net cash provided by (used in) discontinued operations	(2,073)	28,879

Net cash provided by (used in) investing activities	(8,702)	35,323
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings associated with direct financing arrangement	10,622	—
Proceeds from issuance of common stock	663	3,669
Changes in restricted cash, net	(240)	(10,564)
Payments on borrowings, including capitalized leases	(230)	(26,934)

Net cash provided by (used in) continuing operations	10,815	(33,829)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	10,815	(33,829)
Effect of exchange rate changes on cash and cash equivalents	383	12

Changes in cash and cash equivalents	6,667	28,880
Cash and cash equivalents at beginning of period	60,333	79,455

Cash and cash equivalents at end of period	$67,000	$108,335

CASH PAID DURING THE PERIOD FOR:
Interest	$854	$917
Income taxes	$3,590	$2,209

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, contain all adjustments necessary to state fairly the Company’s financial position as of April 1, 2006, and the results of its operations and cash flows for the three and six month periods ended March 31, 2005 and April 1, 2006, respectively. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with other recent filings with the Securities and Exchange Commission and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

During the quarter ended December 31, 2005, the Company amended its by-laws to change its current fiscal year end from September 30 to a 52/53-week fiscal year ending on the Saturday closest to September 30 of each fiscal year. Each of the first three fiscal quarters will end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth fiscal quarter in each year (and the fiscal year) will end on the Saturday closest to September 30. This change was effective for the quarterly period that began on October 1, 2005 and ended on Saturday, December 31, 2005. The fiscal quarters for fiscal 2006 will end on December 31, 2005, April 1, 2006, July 1, 2006 and September 30, 2006. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

During the quarter ended April 1, 2006, the Company sold its test business. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the test business, including certain balance sheet amounts relating to this business, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 14 in Notes to Condensed Consolidated Financial Statements for further discussion of the test business divestiture. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

Reclassifications – Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. The Company selected the Black-Scholes option pricing model as the method to estimate the fair value for our awards and will recognize compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of fiscal 2006. (See Note 3).

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under FAS 123R. The alternative transition method provides a “short-cut” method to determine the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon the initial adoption of Statement 123R. The adoption of this standard did not have a material impact on our results of operations and financial condition.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS 3 “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is required to be adopted by the Company in the first quarter of fiscal 2007.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on our results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 156 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 156 to have a material impact on our results of operations and financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47 on its financial statements.

NOTE 3 – ACCOUNTING FOR STOCK-BASED COMPENSATION

As of April 1, 2006, the Company has six stock-based employee compensation plans (including the recently approved 2006 Equity Plan) and two director compensation plans (the “Plans”), under which options have been or may be granted at 100% of the market price of the Company’s common stock on the date of grant. The Company may also grant Performance Stock and/or Share Unit Awards from the Company’s recently approved 2006 Equity Plan. Each share granted under a Performance Stock or Share Unit Award from this Plan reduces the aggregate number of shares that may be delivered under the 2006 Equity Plan by two Shares. Options, Performance Stock and/or Share Unit Awards granted under the Plans vest at such dates as are determined in connection with their issuance, but not later than five years from the date of grant and expire ten years from date of grant. Upon share option exercise or upon attainment of designated performance goals, new shares of the Company’s common stock are issued. The Company does not expect to repurchase shares of its common stock through the remainder of fiscal 2006.

Effective October 1, 2005, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective basis transition method. Under this method, stock-based compensation expense recognized in the first six months of fiscal 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company will recognize compensation expense for awards granted after September 30, 2005 on a straight-line basis over the requisite service period.

With respect to the accounting treatment of the retirement eligibility provisions of employee stock-based compensation awards, the Company follows the non-substantive vesting method and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first six months of fiscal 2006 is based upon awards ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The following table summarizes the total stock-based compensation expense resulting from employee stock options included in the condensed consolidated statements of operations:

(In thousands)	Three Months Ended April 1, 2006	Six Months Ended April 1, 2006
Cost of sales	$354	$452
Selling, general and administrative	677	1,492
Research and development	445	685

Stock-based compensation before income taxes	1,476	2,629
Income tax benefit	(114)	(114)

Total stock-based compensation expense, net of taxes	$1,362	$2,515

Prior to October 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). No stock-based employee compensation cost was recognized in the condensed consolidated statements of operations for the three and six month periods ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123R on October 1, 2005, the Company’s income from continuing operations before income taxes and net income for the three and six month periods ended April 1, 2006 are lower by $1.5 million and $1.8 million, and $2.6 million and $3.3 million, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share from continuing operations for the three and six month periods ended April 1, 2006 would have increased by $0.03 and $0.02, and $0.05 and $0.04, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share from continuing operations of $0.31 and $0.25, and $0.90 and $0.71, respectively.

The following tables illustrate the effects on income from continuing operations and income per share from continuing operations, and the net loss and the net loss per share for the three and six months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

(In thousands, except per share data)	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Income from continuing operations, as reported	$2,240	$2,022
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,652)	(6,770)

Pro forma income (loss) from continuing operations	$588	$(4,748)

Income (loss) per share from continuing operations:
Basic-as reported	$0.04	$0.04

Basic-pro forma	$0.01	$(0.09)

Diluted - as reported	$0.04	$0.04

Diluted - pro forma	$0.01	$(0.09)

Net loss, as reported	$(7,673)	$(14,864)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,972)	(7,446)

Pro forma net loss	$(9,645)	$(22,310)

Net loss per share:
Basic-as reported	$(0.15)	$(0.29)

Basic-pro forma	$(0.19)	$(0.43)

Diluted - as reported	$(0.11)	$(0.21)

Diluted - pro forma	$(0.14)	$(0.43)

The fair value of stock options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2005	April 1, 2006	March 31, 2005	April 1, 2006
Expected dividend yield	—	—	—	—
Expected stock price volatility	82.81%	51.35%	83.62%	51.35%
Risk-free interest rate	3.93%	4.27%	3.30%	4.31%
Expected life (in years)	4.89	4.62	4.89	4.62
Weighted-average fair value at grant date	$4.67	$4.65	$4.81	3.61

Expected volatility for the three and six months ended April 1, 2006 is based upon historical volatility, implied volatility of the Company’s market traded options, and the implied volatility of the convertible feature of the Company’s convertible debt securities. In prior periods, volatility was calculated based solely on the historical volatility of the Company’s common stock. Expected life is based upon historical exercise patterns. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the contractual life of the options.

The following table summarizes employee stock option activity for the six month period ended April 1, 2006:

	(In thousands, except per share amounts)
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 1, 2005	9,056	$9.87
Granted (1)	110	7.56
Exercised	(464)	5.56
Forfeited, cancelled or expired	(543)	11.28

Outstanding at April 1, 2006	8,159	$10.52	6.20	$(3,545)

Exercisable at April 1, 2006	5,632	$11.02	4.95	$(8,311)

(1)	Shares granted consists entirely of grants to new employees

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on April 1, 2006. Intrinsic value is determined by calculating the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of shares. The total intrinsic value of options exercised during the three and six month periods ending April 1, 2006 was $0.4 million and $1.8 million, respectively. The total number of in-the-money options exercisable as of April 1, 2006 was 2.1 million. As of April 1, 2006, total unrecognized compensation cost related to unvested stock options was $6.9 million, which will be amortized over the weighted average remaining service period of approximately 2.4 years.

At April 1, 2006, 5.3 million shares were available for grant in connection with the six employee Plans and 0.3 million shares were available for grant in connection with a director Plan.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill of $29.7 million as of September 30, 2005, and April 1, 2006 is included in its bonding wire business unit, which is included in the Packaging Materials Segment.

Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful life. The Company performs an annual impairment test of its goodwill and indefinite-lived intangible assets at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. No triggering events occurred during the six months ended April 1, 2006 that would have the effect of reducing the fair value of the bonding wire business unit’s goodwill below its carrying value. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	(in thousands)
	September 30, 2005	April 1, 2006
Raw materials and supplies	$32,337	$35,409
Work in process	11,771	11,156
Finished goods	11,396	8,969

	55,504	55,534
Inventory reserves	(9,389)	(9,461)

	$46,115	$46,073

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(in thousands)
	September 30, 2005	April 1, 2006
Land	$1,431	$1,576
Buildings and building improvements	20,991	20,991
Machinery and equipment	100,653	102,546
Leasehold improvements	9,636	12,471

	132,711	137,584
Accumulated depreciation	(100,796)	(104,845)

	$31,915	$32,739

During fiscal 2005, the Company entered into a direct financing arrangement involving the sale and leaseback of land and a building housing its corporate headquarters in Willow Grove, Pennsylvania. In accordance with SFAS 98, “Accounting for Leases”, the Company kept the land and building on its financial statements and recorded the cash received of $10.6 million as debt (See Note 7 – Debt for additional information). In May 2006, we expect to recognize a gain of approximately $4.7 million on the sale of the land and building, and the land, building and remaining debt outstanding will be removed from the Company’s financial statements.

NOTE 7 – DEBT

The Company’s debt consists of the following:

				(in thousands)
Type	Fiscal Year of Maturity	Conversion Price	Rate	September 30, 2005	April 1, 2006
Convertible Subordinated Notes	2009	$20.33	0.50%	$205,000	$130,000
Convertible Subordinated Notes	2010	$12.84	1.00%	65,000	65,000

				$270,000	$195,000

The $130.0 million of 0.5% Convertible Subordinated Notes mature on November 30, 2008, are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% Convertible Subordinated Notes (described below). There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 of each year.

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

On February 14, 2006, the Company purchased a portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $52.2 million for consideration consisting of 2.5 million shares of common stock with an aggregate fair value of $29.5 million and $18.7 million in cash. On February 16, 2006, the Company purchased a portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $22.8 million for consideration consisting of 1.1 million shares of common stock with an aggregate fair value of $13.2 million and $8.0 million in cash. In accordance with Accounting Principles Board Opinion APB 26 “Early Extinguishment of Debt” (“APB 26”), the Company recorded a net gain on the transactions of $4.0 million, net of deferred financing cost write-offs of $1.3 million and transaction costs of $0.4 million.

In accordance with SFAS No. 98, “Accounting for Leases”, during fiscal 2005, the Company recorded debt of $10.6 million, as part of accounting for a sale-leaseback transaction as a direct financing arrangement. Monthly lease payments of $100 thousand, which are allocated by the Company to interest expense and amortization of the debt, are scheduled through May 2006 at which time a gain of approximately $4.7 million on the sale of the land and building will be recognized, and the land, building and remaining debt outstanding will be removed from the Company’s financial statements. Interest expense is calculated using the Company’s incremental borrowing rate, which is estimated to be 6.0%.

NOTE 8 – EARNINGS PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three and six months ended March 31, 2005, the exercise of stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were assumed and $0.4 million and $0.8 million, respectively, of after-tax interest expense related to our Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share. For the three and six months ended April 1, 2006, the exercise of stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were assumed and $0.4 million and $0.8 million, respectively, of after-tax interest expense related to our Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share.

A reconciliation between the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding appears below:

	(In thousands)
	Three months ended		Six months ended
	March 31, 2005	April 1, 2006	March 31, 2005	April 1, 2006
Weighted average shares outstanding - Basic	51,490	54,512	51,363	53,271

Potentially dilutive securities:
Employee stock options	615	1,481	696	1,051
1.0 % Convertible subordinated notes	5,062	5,062	5,062	5,062
0.5 % Convertible subordinated notes	10,084	8,243	10,084	9,169

Total potentially dilutive securities	15,761	14,786	15,842	15,282

Weighted average shares outstanding - Diluted	67,251	69,298	67,205	68,553

Diluted earnings per share for the three and six months ended March 31, 2005, excludes approximately 9.1 million and 8.7 million potential common shares, respectively, related to our stock option plans because the option price was greater than the average market prices of our common stock.

Diluted earnings per share for the three and six months ended April 1, 2006, excludes approximately 4.7 million and 5.0 million potential common shares, respectively, related to our stock option plans because the option price was greater than the average market prices of our common stock.

NOTE 9 – RESIZING

The semiconductor industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during fiscal 2001, 2002 and most of 2003. In response to these changes in the semiconductor industry, the Company developed formal resizing plans to align its cost structure with anticipated revenue levels. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. The Company documented and committed to these plans to reduce spending, which included facility closings and reductions in workforce. The Company recorded the expense associated with these plans in the period the Company committed to carry out the plans. Although the Company attempted to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment places limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In summary, provisions for resizing plans were recorded during the second, third and fourth quarters of fiscal 2002. These charges were for:

•	Closure of substrate operations;

•	Reduction in headcount and consolidation of manufacturing operations in the Company’s test business segment; and

•	Functional realignment of business management and the consolidation and closure of certain facilities. The severance and benefits obligation related to the resizing plans discussed above has been satisfied. A summary of the charges, reversals and payments related to the lease and related facility commitments of the resizing activities during the first two quarters of fiscal 2006, and fiscal 2005, 2004, 2003 and 2002 are as follows:

(in thousands) Commitments
Provision for resizing plans in fiscal 2002 continuing operations	$9,282
Payment of obligations	(300)

Balance, September 30, 2002	8,982
Payment of obligations	(3,192)

Balance, September 30, 2003	5,790
Payment of obligations	(2,619)

Balance, September 30, 2004	3,171
Payment of obligations	(2,064)

Balance, September 30, 2005	1,107
Payment of obligations	(665)

Balance, April 1, 2006	$442

The remaining commitments, which are primarily for lease and related facility obligations, are expected to be paid out through June 2006.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are as follows:

	(in thousands) Three months ended		(in thousands) Six months ended
	March 31, 2005	April 1, 2006	March 31, 2005	April 1, 2006
Net income (loss)	$(7,673)	$(729)	$(14,864)	$24,578

Foreign currency translation adjustment	(556)	(48)	2,311	391
Unrealized gain on investments, net of taxes	20	1	11	5

Comprehensive income (loss)	$(8,209)	$(776)	$(12,542)	$24,974

NOTE 11 – OPERATING RESULTS BY BUSINESS SEGMENT FOR CONTINUING OPERATIONS

As noted in Note 14 – Discontinued Operations, the Company sold its test business segment during the three months ended April 1, 2006. Going forward, general corporate expenses previously allocated to this segment have been allocated to the Company’s two remaining business segments.

Beginning with the three months ended December 31, 2005, to align its external reporting with management’s internal reporting, the Company is no longer including “Corporate and Other” as a business segment. Costs previously presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to the Company’s two remaining business segments. The business segments information for the year ago periods have also been restated to reflect this change.

Operating results by business segment were as follows (in thousands):

	Equipment Segment	Packaging Materials Segment	Consolidated
Three months ended April 1, 2006:
Net revenue	$73,162	$87,167	$160,329
Cost of sales	41,807	73,582	115,389

Gross profit	31,355	13,585	44,940
Operating costs	21,680	8,472	30,152

Income from continuing operations	$9,675	$5,113	$14,788

Segment Assets at April 1, 2006	$207,256	$192,233	$399,489

	Equipment Segment	Packaging Materials Segment	Consolidated
Six months ended April 1, 2006:
Net revenue	$193,834	$171,127	$364,961
Cost of sales	110,502	144,056	254,558

Gross profit	83,332	27,071	110,403
Operating costs	43,623	15,779	59,396

Income from continuing operations	$39,709	$11,292	$51,007

Segment Assets at April 1, 2006	$207,256	$192,233	$399,489

	Equipment Segment	Packaging Materials Segment	Consolidated
Three months ended March 31, 2005:
Net revenue	$38,985	$63,616	$102,601
Cost of sales	22,603	52,059	74,662

Gross profit	16,382	11,557	27,939
Operating costs	16,493	7,370	23,863

Income (loss) from continuing operations	$(111)	$4,187	$4,076

Segment Assets at March 31, 2005	$102,409	$211,185	$313,594

	Equipment Segment	Packaging Materials Segment	Consolidated
Six months ended March 31, 2005:
Net revenue	$68,334	$127,634	$195,968
Cost of sales	39,884	103,279	143,163

Gross profit	28,450	24,355	52,805
Operating costs	30,974	15,610	46,584

Income (loss) from continuing operations	$(2,524)	$8,745	$6,221

Segment Assets at March 31, 2005	$102,409	$211,185	$313,594

NOTE 12 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs, a facility lease, and a customs bond, and its wire manufacturing subsidiary has issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by a lien on the assets of the Company’s wire manufacturing subsidiary and contains restrictions on that subsidiary’s net worth, ratio of total liabilities to net worth, ratio of EBITDA to interest expense and ratio of current assets to current liabilities. During the six months ended April 1, 2006, the Company provided a $10.0 million security deposit (classified as restricted cash at April 1, 2006) to allow an additional wholly owned subsidiary of the Company to purchase gold under the Company’s existing gold supply financing agreement. The Company expects to have this security deposit returned upon the renewal of the gold supply financing agreement in the June quarter of 2006.

The table below identifies the guarantees under the standby letters of credit.

Nature of guarantee	Term of guarantee	(in thousands) Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2006	$17,000
Security deposit for employee health benefit payments	Expires June 2006	1,170
Security deposit for payment of employee worker compensation benefits	Expires October 2006	926
Security deposit for customs bond	Expires July 2006	100

		$19,196

The Company’s products are generally shipped with a one- or two-year warranty against manufacturing defects, and the Company does not offer extended warranties in the normal course of its business. The Company reserves for estimated warranty expense when revenue for the related product is recognized. The reserve for estimated warranty expense is based upon historical experience and management estimates of future expenses.

The table below details the activity related to the Company’s reserve for product warranties which is included in accrued expenses in the balance sheet:

	(in thousands) Three months ended		(in thousands) Six months ended
	March 31, 2005	April 1, 2006	March 31, 2005	April 1, 2006
Reserve for product warranty at beginning of period	$596	$1,288	$956	$853
Provision for product warranty expense	354	394	497	1,235
Product warranty costs incurred	(442)	(645)	(945)	(1,051)

Reserve for product warranty at end of period	$508	$1,037	$508	$1,037

Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion has varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet as of April 1, 2006, were $31.8 million.

In September 2004, the tax authority in Singapore notified the Company that it believes Goods and Services Tax (“GST”) in the amount of $3.3 million is owed on the return of gold scrap to the Company’s former gold supplier over the period from 1998 to 2004. The Company does not agree with this assessment and has filed an objection. In the event the Company is unsuccessful in its objection and subsequent appeal, if necessary, the Company believes it will recover the cost from its former gold supplier. For these reasons, no accrual for this contingency has been included in the Company’s financial statements. The Company believes that resolution of this matter may take two to three years.

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. Sales to Advanced Semiconductor Engineering, ST Microelectronics, and STATS ChipPac accounted for 14.6%, 11.1%, and 10.3%, respectively, of the Company’s net sales for the six months ended April 1, 2006. During the six months ended March 31, 2005, sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 14% and 11%, respectively of the Company’s net sales. No other customer accounted for 10% or more of total net sales during the six months ended April 1, 2006 or March 31, 2005. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2005, Advanced Semiconductor Engineering and Siliconware Precision Industries each accounted for 14% of total accounts receivable. At April 1, 2006, Advanced Semiconductor Engineering and STATS ChipPac accounted for 13.6% and 10.8%, respectively of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2005 or April 1, 2006.

The Company relies on subcontractors to manufacture to the Company’s specifications many of the components and subassemblies used in its products. Certain of the Company’s products require components or parts of an exceptionally high degree of reliability, accuracy and performance for which there are only a limited number of suppliers or for which only a single supplier has been accepted by the Company as a qualified supplier.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the earlier of the three years before retirement or the three years before December 31, 1995. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation. The Company’s funding policy complies with the funding requirements of Federal law and regulations.

Net periodic pension cost for the six months ended April 1, 2006 for this plan was approximately $0.5 million and included interest costs of approximately $0.6 million and a net actuarial loss of approximately $0.4 million, offset by an expected return on plan assets of $0.5 million. During the six months ended April 1, 2006, the Company funded this plan by contributing 200,000 shares of Company stock valued at $1.8 million using the market price of the Company’s stock on the date of the contribution to value the funding.

Net periodic pension costs for the six months ended March 31, 2005, were approximately $244 thousand and included interest costs of $557 thousand and amortization of net loss of $318 thousand, offset by expected return on plan assets of $631 thousand. During the six months ended March 31, 2005, the Company funded this plan by contributing 215,000 shares of Company stock valued at $1.5 million using the market price of the Company’s stock on the date of the contribution to value the funding.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan for the six months ended April 1, 2006 and March 31, 2005, totaled $0.8 million and $0.7 million, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 14 – DISCONTINUED OPERATIONS

During the three months ended April 1, 2006, we committed to a plan of disposal and completed the sale of our test business in two separate transactions as follows:

1.	On March 3, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our wafer test business to SV Probe, PTE. Ltd. (“SV Probe”) for $10.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment. Certain accounts receivable were excluded from the assets sold.

2.	On March 31, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our package test business to Antares conTech, Inc., an entity formed by Investcorp Technology Ventures II, L.P. and its affiliates (collectively “Investcorp”) for $17.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment.

We sold the test business to allow management to strengthen our focus on our core businesses – semiconductor assembly equipment and materials – and explore growth opportunities in these markets.

As part of the terms of each sale noted above, the China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The net book values of the China-based assets sold (and liabilities assumed) are included in the balance sheets (classified as assets and liabilities held for sale) as of April 1, 2006 and September 30, 2005. The closings related solely to the China-based assets are expected to occur within six months of each of the March closings, without additional consideration. In addition, we are providing manufacturing and other transition services to SV Probe and Investcorp for periods not expected to exceed six months from the respective closing dates noted above.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the test business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented.

As noted above, the selling prices are subject to post-closing working capital adjustment(s). We and both SV Probe and Antares have agreed to an ordinary and customary audit of the working capital schedules, and related dispute resolution procedures. Any required adjustments, as well as additional severance costs associated with our China-based employees, will be recorded as discontinued operations in future periods.

The test segment had revenues of $19.2 million and $42.6 million for the three and six month periods ended April 1, 2006, respectively, and $22.2 million and $45.1 million for the three and six month periods ended March 31, 2005, respectively. The loss from the test segment’s operations from January 1, 2006 through the dates of sale in fiscal 2006 was $17.8 million, including a loss on disposal of $773, net of a benefit from income taxes of $0.9 million. Also included in the loss are accrued severance and facilities costs of approximately $6.0 million and $6.1 million, respectively. The facilities costs of $6.1 million are based on estimates of sublease income from the affected facilities. These estimates of sublease income are subject to change, and such changes could result in an increase or decrease to the estimated facilities charges previously recorded. These payments are expected to be paid out through September 2012. The loss from the test segment’s operations for the three and six month periods ended March 31, 2005 was $9.9 million and $16.9 million, respectively.

	(in thousands)
	Severance and related benefits	Facilities	Total
Provisions recorded during three months ended April 1, 2006	$6,000	$6,138	$12,138
Payment of obligations	(1,665)	—	(1,665)

Balance, April 1, 2006	$4,335	$6,138	$10,473

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to the business cycle of the semiconductor assembly equipment industry, our future revenue, operating expenses, cost structure, costs, amortization expenses, restructuring charges, research and development expenses, gross margins, working capital needs, liquidity and capital requirements, cash flows and cash reserves, and to our product development, product quality, demand forecasts, competitiveness, and the benefits expected as a result of:

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market and the market for semiconductor packaging materials;

•	the successful operation of our existing businesses, development and introduction of new products and our business’ expected growth rate;

•	cost reduction initiatives; and

•	the projected continuing demand for wire bonders.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below under the heading “Risk Factors” within this section and in our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes of this Form 10-Q and the Audited Financial Statements and Notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended September 30, 2005 for a more complete understanding of our financial position and results of operations.

INTRODUCTION

We design, manufacture and market capital equipment and packaging materials as well as service, maintain, repair and upgrade equipment, all used to assemble semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc.’s 2005 Market Share Data Report. Our business is currently divided into two product segments:

•	Equipment; and

•	Packaging materials

We believe we are the only major supplier to the semiconductor assembly industry that can provide customers with semiconductor wire bonding equipment along with the complementary packaging materials. We believe that the ability to control these assembly related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

During the three months ended April 1, 2006, we committed to a plan of disposal and completed the sale of our test business in two separate transactions as follows:

1.	On March 3, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our wafer test business to SV Probe, PTE. Ltd. (“SV Probe”) for $10.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment. Certain accounts receivable were excluded from the assets sold.

2.	On March 31, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our package test business to Antares conTech, Inc., an entity formed by Investcorp Technology Ventures II, L.P. and its affiliates (collectively “Investcorp”) for $17.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment.

We sold the test business to allow management to strengthen our focus on our core businesses – semiconductor assembly equipment and materials – and explore growth opportunities in these markets.

As part of the terms of each sale noted above, the China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The net book values of the China-based assets sold (and liabilities assumed) are included in the balance sheets (classified as assets and liabilities held for sale) as of April 1, 2006 and September 30, 2005. The closings related solely to the China-based assets are expected to occur within six months of each of the March closings, without additional consideration. In addition, we are providing manufacturing and other transition services to SV Probe and Investcorp for periods not expected to exceed six months from the respective closing dates noted above.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the test business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 14 in Notes to Condensed Consolidated Financial Statements for further discussion of the divestiture of our test business. Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only.

The semiconductor industry historically has been volatile, with periods of rapid growth followed by downturns. One such upturn began in the second quarter of fiscal 2005 and continued through the first quarter of fiscal 2006. We then experienced a decline in sequential quarterly revenues of 21.7% to $160.3 million during the second quarter of fiscal 2006, from $204.6 million during the three months ended December 31, 2005, as industry-wide demand for automatic ball bonders decreased. As we look ahead, we expect net revenue to be $155.0 million, plus or minus about 5%, excluding any impact from fluctuations in gold pricing for the third fiscal quarter ending July 1, 2006. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

We have continued to lower our cost structure by consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing better but lower cost equipment. Cost reduction efforts have become an important part of our normal ongoing operations and we believe this will drive down our cost structure below current levels, while not diminishing our product quality. In doing so, we expect to incur additional quarterly expenses as a result of these cost reduction programs. Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business.

Products and Services

We offer a range of wire bonding equipment and packaging materials. Set forth below is a table listing the percentage of our total net revenues for each business segment for the three and six months ended March 31, 2005 and April 1, 2006, respectively:

	Three months ended		Six months ended
	March 31, 2005	April 1, 2006	March 31, 2005	April 1, 2006
Equipment	38.0%	45.6%	34.9%	53.1%
Packaging materials	62.0%	54.4%	65.1%	46.9%

	100.0%	100.0%	100.0%	100.0%

Our equipment sales are highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas sales at our package materials business segment tend to follow the trend of total semiconductor unit production.

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

Specialty Wire Bonders. We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid applications, chip on board applications, and other large area applications; and the Model 8090, a large area wedge bonder. We also introduced a new model wafer stud bumper during the fourth quarter of 2005, the AT Premier™. The AT Premier™ is targeted for gold-to-gold interconnect in the flip chip market. With industry-leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

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

Expendable Tools. Our expendable tools include a wide variety of capillaries, wedges, die collets and wafer saw blades. The capillaries and wedges actually attach the wire to the semiconductor chip, allow a precise amount of wire to be fed out to form a permanent wire loop, and then attach the wire to the package substrate, and finally cut the wire so that the bonding process can be repeated again. Die collets are used to pick up and place die into packages before the wire bonding process begins. Our hub blades are used to cut silicon wafers into individual semiconductor die.

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended April 1, 2006, we recorded bookings of $166.0 million, compared to $109.0 million in the quarter ended March 31, 2005 and $179 million in the quarter ended December 31, 2005. The increase in bookings during the three months ended April 1, 2006 compared to the same period a year ago was caused by an increase in bookings within our Equipment segment caused by increased industry-wide demand for automatic ball bonders. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. As of April 1, 2006, we had a backlog of customer orders totaling $60.0 million, compared to $56.0 million at March 31, 2005, $66 million at December 31, 2005, and $92.0 million at September 30, 2005. Our bookings and backlog as of any date may not be indicative of net revenues for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenue

Business segment net revenues during the three and six months ended March 31, 2005 and April 1, 2006, respectively, were as follows:

	(dollar amounts in thousands) Three months ended			(dollar amounts in thousands) Six months ended
	March 31, 2005	April 1, 2006	% Change	March 31, 2005	April 1, 2006	% Change
Equipment	$38,985	$73,162	87.7%	$68,334	$193,834	183.7%
Packaging materials	63,616	87,167	37.0%	127,634	171,127	34.1%

	$102,601	$160,329	56.3%	$195,968	$364,961	86.2%

Overall, net revenue for the three months ended April 1, 2006 increased $57.7 million, or 56.3% from the same period in the prior year. For the six months ended April 1, 2006 net revenue increased $169.0 million or 86.2% compared to the six months ended March 31, 2005. Sequentially, quarterly net revenue decreased $44.3 million, or 21.7%, to $160.3 million during the three months ended April 1, 2006 from $204.6 million in the three months ended December 31, 2005, as industry-wide demand for our automatic ball bonders decreased. Following is a review of net revenue by business segment.

For the three months ended April 1, 2006, net revenue for our Equipment segment increased 87.7% to $73.2 million from $39.0 million in the same period a year ago. This increase in revenue was due to a 115% increase in unit sales of our automatic ball bonders, caused by increased industry-wide demand for backend semiconductor equipment. Average selling prices decreased 3.5% during the three months ended April 1, 2006, compared to the year ago quarter. Sequentially, quarterly net revenue for our Equipment segment decreased $47.5 million, or 39.4%, to $73.2 million during the three months ended April 1, 2006 from $120.7 million in the three months ended December 31, 2005, as industry-wide demand for our automatic ball bonders decreased.

For the six months ended April 1, 2006, net revenue for the Equipment segment increased 183.7% to $193.8 million from $68.3 million in the same period a year ago. The increase in revenue was due to a 253.6% increase in unit sales of our automatic ball bonders, caused by increased industry-wide demand for backend semiconductor equipment. Average selling prices decreased 3.8% during the six months ended April 1, 2006, compared to the year ago period.

Our packaging materials segment net revenue increased 37.0% to $87.2 million during the three months ended April 1, 2006, from $63.6 million during the same period a year ago. The $23.6 million increase in packaging materials revenue primarily resulted from a $22.0 million increase in wire revenue. Of the $22.0 million increase in wire revenue, $9.6 million was due to increased volumes of wire sold (measured in Kft) and $12.4 million was due to an increase in gold wire average selling prices caused by an increase in the price of gold. Gold wire selling prices are heavily dependent upon the price of gold and can fluctuate significantly from period to period. The remaining $1.6 million increase in package materials revenue was primarily due to a 16.5% increase in capillary unit sales that was partially offset by an 8.9% reduction in average selling prices caused by pricing pressures.

For the six months ended April 1, 2006, our packaging materials segment net revenue increased 34.1% to $171.1 million from $127.6 million during the same period a year ago. The $43.5 million increase in packaging materials revenue primarily resulted from a $40.8 million increase in wire revenue. Of the $40.8 million increase in wire revenue, $23.0 million was due to increased volumes of wire sold (measured in Kft) and $17.8 million was due to an increase in gold wire average selling prices primarily caused by an increase in the price of gold. The remaining $2.7 million increase in package materials revenue was primarily due to a 15.2% increase in capillary unit sales that was partially offset by a 10.1% reduction in average selling prices caused by pricing pressures.

Substantially all of our revenues are from customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 95% of our total sales in the first six months of fiscal 2006 compared to 94% in the first six months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, China, Korea, Singapore, and Japan. Taiwan accounted for the largest single destination for our product shipments with 24% of our shipments in the first six months of fiscal 2006 compared to 22% of our shipments in the year ago period.

Gross Profit

Business segment gross profit and gross margin percentage during the three and six months ended April 1, 2006 and March 31, 2005 were as follows:

	(dollar amounts in thousands)				(dollar amounts in thousands)
	Three Months Ended				Six Months Ended
	March 31, 2005	% Sales	April 1, 2006	% Sales	March 31, 2005	% Sales	April 1, 2006	% Sales
Equipment	$16,382	42.0%	$31,355	42.9%	$28,450	41.6%	$83,332	43.0%
Packaging materials	11,557	18.2%	13,585	15.6%	24,355	19.1%	27,071	15.8%

	$27,939	27.2%	$44,940	28.0%	$52,805	26.9%	$110,403	30.3%

Overall, gross profit increased $17.0 million during the three months ended April 1, 2006 and $57.6 million during the six months ended April 1, 2006, compared to the same periods in the prior year. The higher gross profit during this period was primarily due to stronger sales driven by increased industry-wide demand, particularly for automatic ball bonders sold within our equipment segment. Gross margin (which represents gross profit divided by revenue) increased to 28.0% during the three months ended April 1, 2006, from 27.2% in the year-ago period, and to 30.3% during the six months ended April 1, 2006 from 26.9% during the same period a year ago. The increase in gross margin during these periods was primarily due to a product mix shift to higher margin equipment sales from lower margin package materials segment sales.

For the three months ended April 1, 2006, our equipment segment gross profit increased $15.0 million to $31.4 million from $16.4 million in the same period a year ago, as industry-wide demand for automatic ball bonders increased sharply. Gross margin during the three months ended April 1, 2006 increased to 42.9%, from 42.0% in the same period a year ago. The increase in gross margin was primarily due to an overall reduction in the unit cost of the Company’s latest generation of automatic ball bonders recently introduced, and to a lesser extent manufacturing efficiencies resulting from the increased production volumes during the three months ended April 1, 2006, compared to the same period a year ago. A decline in average selling prices during the three months ended April 1, 2006 partially offset the overall increase in gross margin during this same period from the year ago period.

For the six months ended April 1, 2006, our equipment segment gross profit increased $54.9 million, compared to the same period a year ago, as industry-wide demand for automatic ball bonders increased sharply. Gross margin increased to 43.0% from 41.6% for the same period a year ago. The increase was primarily due to an overall reduction in the unit cost of the Company’s latest generation of automatic ball bonders, and to a lesser extent manufacturing efficiencies resulting from the increased production volumes during the six months ended April 1, 2006 compared to the same period a year ago. A decline in average selling prices during the six months ended April 1, 2006 partially offset the overall increase in gross margin during this same period from the year ago period.

Our packaging materials segment gross profit increased $2.0 million to $13.6 million during the quarter ended April 1, 2006, from $11.6 million during the same period a year ago. This increase was primarily due to increased sales of gold wire and expendable tools. Our packaging materials segment gross margin declined to 15.6% during the three months ended April 1, 2006 from 18.2% in the three months ended March 31, 2005. This decline in gross margin was primarily due to a 26.1% increase in the cost of gold during the three months ended April 1, 2006, compared to the same period a year ago. The 44.2% increase in wire sales also contributed to the decline in gross margins during the three months ended April 1, 2006, compared to the same period a year ago, as wire sales have a lower margin than the rest of our package materials products.

Our packaging materials segment gross profit increased $2.7 million to $27.1 million during the six months ended April 1, 2006, from $24.4 million during the same period a year ago. This increase was primarily due to increased sales of gold wire and expendable tools. Our packaging materials gross margin declined to 15.8% from 19.1% for the year ago period. This decline in gross margin was primarily due to a 19.5% increase in the cost of gold during the six months ended April 1, 2006, compared to the same period a year ago. The 41.0% increase in wire sales also contributed to the decline in gross margins during the six months ended April 1, 2006, compared to the same period a year ago.

Operating Expenses

Operating expenses during the three and six months ended April 1, 2006 and March 31, 2005 were as follows:

	(dollar amounts in thousands)				(dollar amounts in thousands)
	Three Months Ended				Six Months Ended
	March 31, 2005	% Sales	April 1, 2006	% Sales	March 31, 2005	% Sales	April 1, 2006	% Sales
Selling, general and administrative	$16,765	16.3%	$20,758	12.9%	$32,899	16.8%	$41,334	11.3%
Research and development, net	7,098	7.0%	9,394	5.9%	13,685	7.0%	18,062	4.9%

	$23,863	23.3%	$30,152	18.8%	$46,584	23.8%	$59,396	16.3%

Selling, General and Administrative

Selling, General and Administrative (“SG&A”) expenses for the three and six months ended April 1, 2006 increased $4.0 million and $8.4 million, respectively, from the same year ago periods. This increase of $4.0 million was primarily due to an increase in incentive and base compensation of $2.2 million, and stock-based compensation of $0.5 million. The increase of $8.4 million was primarily due to an increase in incentive and base compensation of $6.4 million, and stock-based compensation of $1.3 million. Incentive compensation expense is recorded when net income and certain other performance targets are achieved. No incentive compensation expense was recorded during the three or six months ended March 31, 2005.

Research and Development

Research and Development expense for the three and six months ended April 1, 2006 increased $2.3 million and $4.4 million, respectively, from the same periods in the prior year. Approximately two thirds of each of the increases was caused by higher compensation costs associated with an increased headcount, as we increased our investment in the research and development of next-generation products for the ball bonder product line. The remaining one-third is due to stock-based compensation expense, which was not recorded as an expense in the year ago periods.

Interest Income and Expense

Interest income was $0.2 million and $0.5 million higher during the three and six months ended April 1, 2006, respectively, compared to the same periods a year ago. This increase was due to higher rates of return on invested cash balances and higher invested cash balances. Interest expense in the three and six months ended April 1, 2006 was $0.8 million and $1.8 million, compared to $1.0 million and $1.9 million in the same periods of the prior fiscal year. The respective reductions during the current year periods are due to the early extinguishment of $75.0 million of our Convertible Subordinated Notes that occurred during the three months ended April 1, 2006.

Gain on Early Extinguishment of Convertible Subordinated Notes

During the three months ended April 1, 2006, we exchanged a total of 3.6 million shares of our common stock and $26.4 million of cash for $75.0 million (face value) of our Convertible Subordinated Notes outstanding. In accordance with APB 26, “Early Extinguishment of Debt”, we recorded a gain on early extinguishment of debt of $4.0 million, net of deferred amortization costs written off of $1.3 million and transaction costs of $0.4 million, as the exchanges included a number of shares that was less than the number of shares issuable under the original conversion terms.

Provision for Income Taxes

The provision for income taxes related to continuing operations for the three months ended April 1, 2006 of $1.7 million consists of $0.6 million for income taxes in foreign jurisdictions, $0.4 million for Pennsylvania state income taxes, $0.2 million for current and future repatriation of foreign earnings and $0.5 million for accruals and interest on the earnings which are expected to be repatriated. We recorded a tax benefit of $0.8 million in discontinued operations due primarily to a reduction of U.S. federal AMT liability resulting from the divestiture of our test business.

The provision for income taxes related to continuing operations for the six months ended April 1, 2006 of $7.0 million consists of $2.0 million for Pennsylvania state income taxes, $1.8 million for income taxes in foreign jurisdictions, $1.0 million for potential repatriation of foreign earnings, $1.1 million for accruals and interest on the earnings which are expected to be repatriated and $1.0 million of U.S. federal AMT liability which was generated primarily from the sale of certain intellectual property and distribution rights to a foreign subsidiary. We do not anticipate the recognition of any additional U.S. taxable income or U.S. taxes during fiscal 2006 as a result of the sale of the intellectual property and distribution rights. For the six months ended April 1, 2006, we reversed approximately $3.3 million of our valuation allowances on U.S. net operating loss carryforwards. This reversal reflects a decrease in the valuation allowance that primarily results from our ability to utilize federal and state net operating losses based on our taxable income through April 1, 2006. We recorded a tax benefit of $0.9 million in discontinued operations due primarily to a reduction of U.S. federal AMT liability resulting from the divestiture of our Test division.

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

The tax expense from continuing operations of $1.4 million in the three months ended March 31, 2005 reflects income taxes of $0.3 million on income from foreign jurisdictions, $0.1 million for the potential repatriation of foreign earnings and $0.9 million for additional tax contingency reserves and related interest expense. Tax expense from continuing operations of $3.3 million in the six months ended March 31, 2005 reflects income taxes of $1.1 million on income from foreign jurisdictions, $0.9 million for the potential repatriation of foreign earnings and $1.2 million for additional tax contingency reserves and related interest expense on those reserves.

Income From Continuing Operations

Beginning with the three months ended December 31, 2005, to align its external segment reporting with managements’ internal reporting, we are no longer including “Corporate and Other” as a business segment. Costs presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to our two remaining business segments. The business segments information for the three and six months ended March 31, 2005 has also been restated to reflect this change.

Business segment income (loss) from operations during the three and six months ended April 1, 2006 and March 31, 2005 was as follows:

	(dollar amounts in thousands) Three months ended				(dollar amounts in thousands) Six months ended
	March 31, 2005	% Sales	April 1, 2006	% Sales	March 31, 2005	% Sales	April 1, 2006	% Sales
Equipment	$(111)	-0.3%	$9,675	13.2%	$(2,524)	-3.7%	$39,715	20.5%
Packaging materials	4,187	6.6%	5,113	5.9%	8,745	6.9%	11,292	6.6%

	$4,076	4.0%	$14,788	9.2%	$6,221	3.2%	$51,007	14.0%

The income from operations for the three months ended April 1, 2006 was $14.8 million, compared to income from operations of $4.1 million in the same period of the prior year. The income from operations for the six months ended April 1, 2006 was $51.0 million, compared to an income from operations of $6.2 million in the same period of the prior year. The $10.7 million increase for the three months ended April 1, 2006 and $44.8 million for the six months ended April 1, 2006 was primarily due to increased industry-wide demand for automatic ball bonders.

Discontinued Operations

During the three months ended April 1, 2006, we committed to a plan of disposal and completed the sale of our test business in two separate transactions as follows:

1.	On March 3, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our wafer test business to SV Probe, PTE. Ltd. (“SV Probe”) for $10.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment. Certain accounts receivable were excluded from the assets sold.

2.	On March 31, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our package test business to Antares conTech, Inc., an entity formed by Investcorp Technology Ventures II, L.P. and its affiliates (collectively “Investcorp”) for $17.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment.

We sold the test business to allow management to strengthen our focus on our core businesses – semiconductor assembly equipment and materials – and explore growth opportunities in these markets.

As part of the terms of each sale noted above, the China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The net book values of the China-based assets sold (and liabilities assumed) are included in the balance sheets (classified as assets and liabilities held for sale) as of April 1, 2006 and September 30, 2005. The closings related solely to the China-based assets are expected to occur within six months of each of the March closings, without additional consideration. In addition, we are providing manufacturing and other transition services to SV Probe and Investcorp for periods not expected to exceed six months from the respective closing dates noted above.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the test business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented. See Note 14 in Notes to Condensed Consolidated Financial Statements for further discussion of the divestiture of our test business.

As noted above, the selling prices are subject to post-closing working capital adjustment(s). We and both SV Probe and Antares have agreed to an ordinary and customary audit of the working capital schedules, and related dispute resolution procedures. Any required adjustments, as well as additional severance costs associated with our China-based employees, will be recorded as discontinued operations in future periods.

The test segment had revenues of $19.2 million and $42.6 million for the three and six month periods ended April 1, 2006, respectively, and $22.2 million and $45.1 million for the three and six month periods ended March 31, 2005, respectively. The loss from the test segment’s operations from January 1, 2006 through the dates of sale in fiscal 2006 was $17.8 million, including a loss on disposal of $773, net of a benefit from income taxes of $0.9 million. Also included in the loss are accrued severance and facilities costs of approximately $6.0 million and $6.1 million, respectively. The facilities costs of $6.1 million are based on estimates of sublease income from the affected facilities. These estimates of sublease income are subject to change, and such changes could result in an increase or decrease to the estimated facilities charges previously recorded. These payments are expected to be paid out through September 2012. The loss from the test segment’s operations for the three and six month periods ended March 31, 2005 was $9.9 million and $16.9 million, respectively.

	(in thousands)
	Severance and related benefits	Facilities	Total
Provisions recorded during three months ended April 1, 2006	$6,000	$6,138	$12,138
Payment of obligations	(1,665)	—	(1,665)

Balance, April 1, 2006	$4,335	$6,138	$10,473

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2006, total cash and investments were $122.2 million compared to $95.4 million at September 30, 2005, an increase of $26.8 million. The net cash provided by operating activities (from continuing operations) during the six months ended April 1, 2006 of $50.2 million was primarily attributable to cash from operations of $53.5 million that was partially offset by net changes in operating assets and liabilities of $3.3 million. The net outflow of cash from operating assets and liabilities of $3.3 million was primarily due to an increase in accounts receivable resulting from increased sales levels during the six months ended April 1, 2006 that was mostly offset by increases in liabilities. Including the net cash used in discontinued operations of $22.8 million, net cash provided by operating activities was $27.4 million during the six months ended April 1, 2006.

The net cash provided by investing activities (from continuing operations) of $6.4 million consisted of net proceeds from the sale of marketable securities of $12.6 million that were partially offset by capital expenditures of $6.2 million. Including the net cash provided by discontinued operations of $28.9 million, which represents the proceeds from the sale of the test business, net cash provided by investing activities was $35.3 million during the six months ended April 1, 2006. The net proceeds from the sale of the test businesses are subject to post-closing working capital adjustment(s), which have not yet been agreed to between the parties.

The net cash used in financing activities of $33.8 million includes $26.4 million of cash used in the early extinguishment of $75.0 million (face value) of our Convertible Subordinated Notes. Also included in the use of cash during the six months ended April 1, 2006 is a $10.0 million security deposit (classified as restricted cash at April 1, 2006) made to allow an additional wholly owned subsidiary of the Company to purchase gold under our existing gold supply financing agreement. We expect to have this security deposit returned to us upon the renewal of the gold supply financing agreement in the June quarter of 2006.

We expect that our primary need for cash for the next twelve months will be to provide the working capital necessary to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2006 capital expenditure needs to be approximately $15.0 million, as compared with $12.5 million in fiscal 2005. We expect fiscal 2006 capital expenditures to be primarily for our operations infrastructure at our Asia/Pacific locations and our new corporate headquarters in Fort Washington,

Pennsylvania. We financed our working capital needs and capital expenditure needs in fiscal 2005 through internally generated funds from our equipment and packaging materials businesses and expect to continue to generate cash from operating activities in fiscal 2006 or use cash and investments on hand to meet our cash needs. We expect to use the excess cash generated from our equipment and packaging materials businesses, cash and investments on hand, and cash proceeds from the recently completed sale of our test business to fund our future growth opportunities, or to repurchase a portion of our convertible subordinated notes.

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of April 1, 2006 have not been included in the consolidated balance sheet and statements of operations included in this Form 10-Q. However, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity. The most significant of these is our inventory purchase obligations, which reflect our expectations of future demand for our bonding equipment.

The following table identifies obligations and contingent payments under various arrangements at April 1, 2006 including those not included in our consolidated balance sheet:

	(in thousands)
	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
Contractual Obligations:
Long-term debt	$195,000	$—	$130,000	$65,000	$—
Operating lease obligations*	14,920	4,476	4,734	1,575	4,135
Debt associated with direct financing arrangement	9,819	9,819	—	—	—
Inventory purchase obligations*	31,827	31,827	—		—
Interest payments*	4,875	1,300	2,600	975	—
Commercial Commitments:
Gold supply agreement	12,481	12,481	—	—	—
Standby letters of credit*	2,196	2,196	—	—	—

Total contractual obligations and commercial commitments	$271,118	$62,099	$137,334	$67,550	$4,135

*	Represents contractual amounts not reflected in the consolidated balance sheet at April 1, 2006.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. The operating lease obligations at April 1, 2006 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration, including the obligations associated with our new property lease in Fort Washington, Pennsylvania that now houses our corporate headquarters. Debt associated with direct financing arrangement represents the proceeds received on the land and building transaction, as described in Note 6, Property, Plant and Equipment contained herein in Part I, Item 1 – Financial Statements. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The Gold Supply Agreement includes gold inventory purchases we are obligated to pay for upon shipment of the fabricated gold to our customers.

The standby letters of credit represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

At April 1, 2006, the fair value of our $130.0 million 0.5% Convertible Subordinated Notes was $113.1 million, and the fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $58.5 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximate the book value of those assets and liabilities. At April 1, 2006 the Standard & Poor’s rating for the 0.5 % and the 1.0% Convertible Subordinated Notes was CCC+.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on our results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 156 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 156 to have a material impact on our results of operations and financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47 on its financial statements.

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

Historically, the semiconductor industry has been volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. They have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. These downturns historically have severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment and the packaging materials that we sell. There can be no assurances regarding the levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

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

We may not be able to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must timely introduce these products and product enhancements into the market in response to customers’ demands for higher performance assembly equipment and leading-edge materials. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive. The development and commercialization of new products requires significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

Substantially all of our sales and our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 95% of our net sales for the six months ending April 1, 2006, fiscal 2005 and fiscal 2004 were to customers with ultimate foreign destinations, in particular to customers located in the Asia/Pacific region. We expect this trend to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, we manufacture capillaries in Israel and China, and bonding wire in Switzerland, and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and United States taxes on repatriated cash;

•	the difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities regarding transfer pricing regulations;

•	episodic events outside our control such as, for example, the outbreak of Severe Acute Respiratory Syndrome or influenza;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective intellectual property laws outside of the United States; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

Because substantially all of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to (net) receivables denominated in currencies other than a foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency (the U.S. dollar). In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials. An increase in the value of China’s yuan could increase our material, labor, and other operating expenses in China. Our board has granted management limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We have entered into foreign exchange forward contracts and we expect to enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

We may not be able to consolidate manufacturing facilities without incurring unanticipated costs and disruptions to our business

In an effort to further reduce our cost structure, we closed some of our manufacturing facilities and expanded others. We may incur significant and unexpected costs and disruptions to our business as a result of this consolidation process. Because of unanticipated events, including the actions of governments, employees or customers, we may not realize the synergies, cost reductions and other benefits of any consolidation to the extent or within the timeframe that we currently expect.

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

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses

We typically operate our business with a relatively short backlog. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts of demand. We have in the past, and may again in the future, fail to forecast accurately demand for our products, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to forecast accurately demand for our products, our business, financial condition and operating results may be materially and adversely affected.

Advanced packaging technologies other than wire bonding may render some of our products obsolete

Advanced packaging technologies have emerged that may improve device performance, reduce the size of an integrated circuit package or be more cost effective, as compared to traditional die and wire bonding. These technologies include flip chip and chip scale packaging. Some of these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to advanced packaging technologies were to occur, demand for our wire bonders and related packaging materials may be materially and adversely affected.

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net sales. In the six months ending April 1, 2006, and for fiscal 2005 and fiscal 2004, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 15% 13% and 17%, respectively, of our net sales.

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

We depend on a small number of suppliers for raw materials, components, subassemblies and certain services. If our suppliers do not deliver their products or services to us, we would be unable to deliver our products to our customers

Our products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of these components and subassemblies and we rely on sole source suppliers for some important components, services and raw materials, including gold. As a result, we are exposed to a number of significant risks, including:

•	lack of control over the manufacturing process for components and subassemblies;

•	changes in our manufacturing processes, in response to changes in the market, which may delay our shipments;

•	our inadvertent use of defective or contaminated raw materials;

•	the relatively small operations and limited manufacturing resources of some of our suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at acceptable quality levels and prices;

•	reliability or quality problems with certain key service providers or subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay our shipments; and

•	the loss of suppliers as a result of consolidation of suppliers in the industry.

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

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment and packaging materials industries

The semiconductor equipment and packaging materials industries are very competitive. In the semiconductor equipment market, significant competitive factors include performance, quality, customer support and price. In the semiconductor packaging materials industry, competitive factors include price, delivery and quality.

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

Terrorist attacks, or other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in Singapore, China and Israel. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products overseas and in the United States. Additional attacks or any broader conflict, could negatively impact on our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

We may be unable to generate enough cash to repay our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $1.4 million in fiscal year 2006, $1.3 million in fiscal years 2007 and 2008, $1.0 million in fiscal 2009 and $0.7 million in fiscal 2010 on our aggregate $195 million of convertible subordinated debt. Principal payments of $130.0 million and $65.0 million on the convertible subordinated debt are due in fiscal 2009 and 2010, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 56.7 million shares were outstanding as of May 8, 2006. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects on the Company of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of April 1, 2006, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1.9 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 1, 2006, the fair market value of the portfolio would decline by approximately $9.0 thousand.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. Based on our overall currency rate exposure as of April 1, 2006, we do not believe that a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar would have a material impact on our financial position, results of operations or cash flows. Our board has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of April 1, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

Management completed a review of its internal controls over financial reporting during the quarter ended April 1, 2006. As part of this review, we considered the impact of the sale of the test business on our internal controls over financial reporting. Based upon the results of our review, we have concluded that there was no change in our internal controls over financial reporting during the quarter ended April 1, 2006 that has materially impacted the effectiveness, or is reasonably likely to materially impact the effectiveness, of our internal controls over financial reporting.

PART II Other information

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 14, 2006, the Company purchased a portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $52.2 million for consideration consisting of 2.5 million shares of common stock with an aggregate fair value of $29.5 million and $18.7 million in cash. On February 16, 2006, the Company purchased a portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $22.8 million for consideration consisting of 1.1 million shares of common stock with an aggregate fair value of $13.2 million and $8.0 million in cash. In accordance with Accounting Principles Board Opinion APB 26 “Early extinguishment of Debt” (“APB 26”), the Company recorded a net gain on the transactions of $4.0 million, net of deferred financing cost write-off’s of $1.3 million and transaction costs of $0.4 million.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held on February 14, 2006. At this meeting, Messrs. John A. O’Steen and MacDonell Roehm, Jr. were reelected to the Board of Directors of the Company for terms expiring at the 2010 Annual Meeting. In such election, 44,808,484 votes were cast for Messrs. O’Steen and Roehm. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 1,229,288 shares at the 2006 Annual Meeting withheld authority to vote for Messrs. O’Steen and Roehm.

Also at the meeting, 18,923,661 shares were voted in favor of the proposal to approve the 2006 Equity Plan, and 7,307,047 shares were voted against such proposal. Proxies filed by the holders of 755,771 shares at the 2006 Annual Meeting instructed the proxy holders to abstain from voting on such proposal. The broker non-votes totaled 20,290,970 for this proposal.

Lastly, 46,367,042 shares were voted in favor of the reappointment of PricewaterhouseCoopers LLP as independent accountants of the Company to serve until the 2007 Annual Meeting, and 735,203 shares were voted against such proposal. Proxies filed by the holders of 175,204 shares at the 2006 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 11, 2006	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President and
Chief Financial Officer
(Principal Financial Officer)