Form 10-Q
period 2006-07-01
KULICKE & SOFFA INDUSTRIES INC
filed 2006-08-09
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

As of August 1, 2006, there were 57,061,256 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

July 1, 2006

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	(Unaudited) July 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$79,455	$93,906
Restricted cash	1,381	1,946
Short-term investments	14,533	13,661
Accounts and notes receivable (less allowance for doubtful accounts: 9/30/05 - $2,086; 7/1/06 - $3,834)	128,376	152,390
Inventories, net	46,115	51,347
Prepaid expenses and other current assets	10,267	16,790
Deferred income taxes	1,605	1,634
Assets held for sale	4,428	4,776
Current assets of discontinued operations	22,294	—

Total current assets	308,454	336,450

Property, plant and equipment, net	31,915	28,243
Goodwill	29,684	29,684
Other assets	6,120	3,396
Non-current assets of discontinued operations	10,323	—

TOTAL ASSETS	$386,496	$397,773

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$10,119	$—
Accounts payable	53,498	52,301
Accrued expenses	32,748	34,027
Income taxes payable	17,196	19,659
Liabilities held for sale	529	95
Current liabilities of discontinued operations	5,421	—

Total current liabilities	119,511	106,082

Long-term debt	270,000	195,000
Other liabilities	6,389	9,019
Deferred income taxes	22,344	22,949

Total liabilities	418,244	333,050

Commitments and contingencies	—	—

Shareholders’ equity (deficit):
Common stock, no par value	218,426	274,907
Accumulated deficit	(243,994)	(204,651)
Accumulated other comprehensive loss	(6,180)	(5,533)

Total shareholders’ equity (deficit)	(31,748)	64,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$386,496	$397,773

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	June 30, 2005	July 1, 2006	June 30, 2005	July 1, 2006
Net revenue	$117,601	$169,935	$313,569	$534,896

Cost of sales	85,104	126,331	228,267	380,889

Gross profit	32,497	43,604	85,302	154,007

Selling, general and administrative	17,299	20,742	50,198	62,076
Research and development	7,335	10,043	21,020	28,105
Gain on sale of assets	(1,563)	(4,544)	(1,563)	(4,544)

Total operating expenses	23,071	26,241	69,655	85,637

Income from operations	9,426	17,363	15,647	68,370
Interest income	548	1,109	1,564	2,620
Interest expense	(953)	(688)	(2,846)	(2,492)
Gain on early extinguishment of Notes	—	—	—	4,040

Income from continuing operations before income taxes	9,021	17,784	14,365	72,538
Provision for income taxes	(1,733)	1,438	1,589	8,454

Income from continuing operations	10,754	16,346	12,776	64,084

Loss from discontinued operations of Test Business, including loss on disposal of $773, net of tax, for the nine months ended July 1, 2006	(112,595)	(1,581)	(129,481)	(24,741)

Net income (loss)	$(101,841)	$14,765	$(116,705)	$39,343

Income per share from continuing operations:
Basic	$0.21	$0.29	$0.25	$1.18

Diluted	$0.17	$0.24	$0.21	$0.95

Loss per share from discontinued operations:
Basic	$(2.18)	$(0.03)	$(2.52)	$(0.46)

Diluted	$(1.67)	$(0.02)	$(1.92)	$(0.36)

Net income (loss) per share:
Basic	$(1.97)	$0.26	$(2.27)	$0.72

Diluted	$(1.50)	$0.22	$(1.71)	$0.59

Weighted average shares outstanding:
Basic	51,813	56,735	51,512	54,422
Diluted	67,584	69,018	67,446	68,739

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	June 30, 2005	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(116,705)	$39,343
Less: Loss from discontinued operations	(129,481)	(24,741)

Income from continuing operations	12,776	64,084
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,761	7,445
Stock-based compensation and non-cash employee benefits	967	5,252
Gain on sale of assets	(2,768)	(4,544)
Gain on early extinguishment of notes	—	(4,040)
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(9,397)	(25,117)
Inventory	5,624	(5,226)
Prepaid expenses and other assets	(384)	(4,251)
Accounts payable and accrued expenses	(10,283)	(5,614)
Income taxes payable	1,599	2,461
Other, net	(1,774)	1,653

Net cash provided by continuing operations	6,121	32,103
Net cash used in discontinued operations	(18,344)	(17,915)

Net cash provided by (used in) operating activities	(12,223)	14,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	35,720	22,269
Purchase of investments classified as available for sale	(32,967)	(21,408)
Purchases of property, plant and equipment	(5,612)	(8,092)
Changes in restricted cash, net	(240)	(565)
Proceeds from sale of assets	2,772	—

Net cash used in continuing operations	(327)	(7,796)
Net cash provided by (used in) discontinued operations	(3,098)	28,879

Net cash provided by (used in) investing activities	(3,425)	21,083

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings associated with direct financing arrangement	10,622	—
Proceeds from issuance of common stock	828	5,555
Payments on borrowings, including capitalized leases	(393)	(26,634)

Net cash provided by (used in) continuing operations	11,057	(21,079)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	11,057	(21,079)
Effect of exchange rate changes on cash and cash equivalents	(43)	259

Changes in cash and cash equivalents	(4,634)	14,451
Cash and cash equivalents at beginning of period	60,333	79,455

Cash and cash equivalents at end of period	$55,699	$93,906

CASH PAID DURING THE PERIOD FOR:
Interest	$1,697	$1,536
Income taxes	$4,595	$4,185

The accompanying notes are an integral part of these financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, contain all adjustments necessary to state fairly the Company’s financial position as of July 1, 2006, and the results of its operations and cash flows for the three and nine month periods ended June 30, 2005 and July 1, 2006, respectively. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with other recent filings with the Securities and Exchange Commission and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

The presentation of certain amounts within the statement of cash flows for the nine months ended July 1, 2006 have been presented differently from amounts presented in the statement of cash flows for the six months ended April 1, 2006. Specifically, the impact on cash flows resulting from changes in accrued expenses, other liabilities and other assets of discontinued operations were incorrectly presented as components of Net Cash Provided by Continuing Operations within the Cash Flows from Operating Activities for the six months ended April 1, 2006. The Company’s Statement of Cash Flows for the nine month period ended July 1, 2006 has reflected the change in these accounts as components of Net Cash used in Discontinued Operations in the operating cash flow section. Had this presentation been reflected in the Statement of Cash Flows for the six months ended April 1, 2006, Net Cash Provided by Continuing Operations in the operating cash flow section would have decreased by $14 million and Net Cash Used in Discontinued Operations in the operating cash flow section would also have decreased by $14 million. This misclassification is not considered material to the consolidated financial statements for the three and six month periods ended April 1, 2006. The misclassification does not affect total cash flows, cash flows from operating activities or any amounts in the Consolidated Statement of Operations for the period ended April 1, 2006 or any amounts in the balance sheet as of April 1, 2006.

Reclassifications – Certain reclassifications have been made to prior year balances in order to conform these balances to the current year’s presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. The Company selected the Black-Scholes option pricing model as the method to estimate the fair value for awards and will recognize compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of fiscal 2006. (See Note 3).

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under FAS 123R. The alternative transition method provides a “short-cut” method to determine the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon the initial adoption of Statement 123R. The adoption of this standard did not have a material impact on the Company’s results of operations and financial condition.

The Company also adopted the following accounting pronouncements in the first quarter of fiscal 2006:

•	SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151), and

•	SFAS No. 153, “Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29” (SFAS 153).

The adoption of SFAS 151 and SFAS 153 did not have a material impact on the Company’s results of operations and financial condition.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on its results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 156 is required to be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 156 to have a material impact on its results of operations and financial condition.

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

In June 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“SFAS 109”).” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is required to be adopted by the Company in fiscal 2008. The Company is currently evaluating the potential impact of FIN 48 on its financial position and results of operations.

NOTE 3 – ACCOUNTING FOR STOCK-BASED COMPENSATION

As of July 1, 2006, the Company has six stock-based employee compensation plans and two director compensation plans (the “Plans”), under which options have been or may be granted at 100% of the market price of the Company’s common stock on the date of grant. The Company may also grant Performance Stock and/or Share Unit Awards from the Company’s recently approved 2006 Equity Plan. Each share granted under a Performance Stock or Share Unit Award from this Plan reduces the aggregate number of shares that may be granted under this Plan by two shares. Options, Performance Stock and/or Share Unit Awards granted under the Plans vest at such dates as are determined in connection with their issuance, but not later than five years from the date of grant and expire ten years from date of grant. Upon share option exercise or upon attainment of designated performance goals, new shares of the Company’s common stock are issued. The Company does not expect to repurchase shares of its common stock through the remainder of fiscal 2006.

Effective October 1, 2005, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective basis transition method. Under this method, stock-based compensation expense recognized in the first nine months of fiscal 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model under the provisions of SFAS 123R. The Company will recognize compensation expense for awards granted after September 30, 2005 on a straight-line basis over the requisite service period.

With respect to the accounting treatment of the retirement eligibility provisions of employee stock-based compensation awards, the Company follows the non-substantive vesting method and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the first nine months of fiscal 2006 is based upon awards ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based upon historical experience.

The following table summarizes the total stock-based compensation expense resulting from employee stock options included in the condensed consolidated statements of operations:

(In thousands)	Three Months Ended July 1, 2006	Nine Months Ended July 1, 2006
Cost of sales	$88	$540
Selling, general and administrative	757	2,249
Research and development	247	932

Stock-based compensation from continuing operations before income taxes	1,092	3,721
Income tax provision	36	71

Total stock-based compensation from continuing operations, net of tax	1,056	3,650
Stock-based compensation from discontinued operations, net of tax	9	628

Total stock-based compensation, net of tax	$1,065	$4,278

Prior to October 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). No stock-based employee compensation cost was recognized in the condensed consolidated statements of operations for the three and nine month periods ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123R on October 1, 2005, the Company’s income from continuing operations before income taxes and net income for the three and nine month periods ended July 1, 2006 are lower by $1.1 million and $1.1 million, and $3.7 million and $4.2 million, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share from continuing operations for the three and nine month periods ended July 1, 2006 would have increased by $0.02 and $0.02, and $0.07 and $0.05, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share from continuing operations of $0.29 and $0.24, and $1.18 and $0.95, respectively. The impact of capitalizing share-based compensation would not be significant for the three and nine months ended July 1, 2006.

The following tables illustrate the effects on net loss and the net loss per share for the three and nine months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

(In thousands, except per share data)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net loss (including discontinued operations), as reported	$(101,841)	$(116,705)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,480)	(9,926)

Pro forma net loss	$(104,321)	$(126,631)

Net loss per share:
Basic-as reported	$(1.97)	$(2.27)

Basic-pro forma	$(2.01)	$(2.46)

Diluted - as reported	$(1.50)	$(1.71)

Diluted - pro forma	$(1.54)	$(1.86)

The fair value of stock options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2005	July 1, 2006	June 30, 2005	July 1, 2006
Expected dividend yield	—	—	—	—
Expected stock price volatility	86.92%	51.35%	83.66%	51.35%
Risk-free interest rate	3.90%	4.91%	3.31%	4.50%
Expected life (in years)	4.89	4.62	4.89	4.62
Weighted-average fair value at grant date	$3.93	$4.06	$4.80	$4.04

Expected volatility for the three and nine months ended July 1, 2006 is based upon historical volatility, implied volatility of the Company’s market traded options, and the implied volatility of the convertible feature of the Company’s convertible debt securities. In prior periods, volatility was calculated based solely on the historical volatility of the Company’s common stock. Expected life is based upon historical exercise patterns. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the contractual life of the options.

The following table summarizes employee stock option activity for the nine month period ended July 1, 2006:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 1, 2005	10,273	$9.82
Granted (1)	244	7.73
Exercised	(1,068)	5.83
Forfeited, cancelled or expired	(1,707)	11.20

Outstanding at July 1, 2006	7,742	$10.00	6.03	$4,714

Exercisable at July 1, 2006	5,265	$11.01	4.48	$3,256

(1)	Shares granted consists entirely of grants to new employees.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on July 1, 2006. Intrinsic value is determined by calculating the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of shares. The total intrinsic value of employee options exercised during the three and nine month periods ending July 1, 2006 was $1.0 million and $4.4 million, respectively. The total number of in-the-money employee options exercisable as of July 1, 2006 was 2.0 million. As of July 1, 2006, total unrecognized compensation cost related to unvested employee stock options was $5.9 million, which will be amortized over the weighted average remaining service period of approximately 2.2 years.

At July 1, 2006, 5.6 million shares were available for grant in connection with four employee Plans and 300 thousand shares were available for grant in connection with a director Plan.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill of $29.7 million as of September 30, 2005, and July 1, 2006 is included in its bonding wire business unit, which is included in the Packaging Materials Segment.

Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful life. The Company performs an annual impairment test of its goodwill and indefinite-lived intangible assets at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. No triggering events occurred during the nine months ended July 1, 2006 that would have the effect of reducing the fair value of the bonding wire business unit’s goodwill below its carrying value. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	(in thousands)
	September 30, 2005	July 1, 2006
Raw materials and supplies	$32,337	$39,917
Work in process	11,771	8,664
Finished goods	11,396	11,479

	55,504	60,060
Inventory reserves	(9,389)	(8,713)

	$46,115	$51,347

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(in thousands)
	September 30, 2005	July 1, 2006
Land	$1,431	$117
Buildings and building improvements	20,991	5,120
Machinery and equipment	100,653	104,372
Leasehold improvements	9,636	10,004

	132,711	119,613
Accumulated depreciation	(100,796)	(91,370)

	$31,915	$28,243

During fiscal 2005, the Company entered into a direct financing arrangement involving the sale and leaseback of land and a building housing its corporate headquarters in Willow Grove, Pennsylvania. In accordance with SFAS 98, “Accounting for Leases”, the Company kept the land and building on its financial statements and recorded the cash received of $10.6 million as debt (See Note 7 – Debt for additional information). In the three months ended July 1, 2006, the Company exited this Facility and has no continuing involvement in the Facility, accordingly, it recognized a gain of approximately $4.5 million on the sale of the land and building, and the land, building and remaining debt outstanding were removed from the Company’s financial statements.

NOTE 7 – DEBT

The Company’s debt consists of the following:

				(in thousands)
Type	Fiscal Year of Maturity	Conversion Price	Rate	September 30, 2005	July 1, 2006
Convertible Subordinated Notes	2009	$20.33	0.50%	$205,000	$130,000
Convertible Subordinated Notes	2010	$12.84	1.00%	65,000	65,000

				$270,000	$195,000

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

On February 14, 2006, the Company purchased a portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $52.2 million for consideration consisting of 2.5 million shares of common stock with an aggregate fair value of $29.5 million and $18.7 million in cash. On February 16, 2006, the Company purchased an additional portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $22.8 million for consideration consisting of 1.1 million shares of common stock with an aggregate fair value of $13.2 million and $8.0 million in cash. In accordance with Accounting Principles Board Opinion APB 26 “Early Extinguishment of Debt” (“APB 26”), the Company recorded a net gain on the transactions of $4.0 million, net of deferred financing cost write-offs of $1.3 million and transaction costs of $0.4 million.

In accordance with SFAS No. 98, “Accounting for Leases”, during fiscal 2005, the Company recorded debt of $10.6 million, as part of accounting for a sale-leaseback transaction as a direct financing arrangement. Monthly lease payments of $100 thousand, which are allocated by the Company to interest expense and amortization of the debt, were paid through May 2006 at which time a gain of approximately $4.5 million on the sale of the land and building was recognized, and the land, building and remaining debt outstanding were removed from the Company’s financial statements. Interest expense was calculated using the Company’s incremental borrowing rate, which is estimated to be 6.0%.

NOTE 8 - EARNINGS PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) from continuing operations per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three and nine months ended June 30, 2005, the exercise of stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were assumed and $0.4 million and $1.3 million, respectively, of interest expense related to our Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share. For the three and nine months ended July 1, 2006, the exercise of stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were assumed and $0.3 million and $1.1 million, respectively, of interest expense related to our Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share.

A reconciliation between the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding appears below:

	(In thousands)
	Three months ended		Nine months ended
	June 30, 2005	July 1, 2006	June 30, 2005	July 1, 2006
Weighted average shares outstanding - Basic	51,813	56,735	51,512	54,422

Potentially dilutive securities:
Employee stock options	625	827	788	1,008
1.0 % Convertible subordinated notes	5,062	5,062	5,062	5,062
0.5 % Convertible subordinated notes	10,084	6,394	10,084	8,247

Total potentially dilutive securities	15,771	12,283	15,934	14,317

Weighted average shares outstanding - Diluted	67,584	69,018	67,446	68,739

Diluted earnings per share for the three and nine months ended July 1, 2006, excludes approximately 4.7 million and 4.9 million potential common shares, respectively, related to certain options granted under our stock option plans because the option exercise price was greater than the average market price of our common stock.

NOTE 9 – RESIZING

The semiconductor industry experienced excess capacity and a severe contraction in demand for semiconductor manufacturing equipment during fiscal 2001, 2002 and most of 2003. In response to these changes in the semiconductor industry, the Company developed formal resizing plans to align its cost structure with anticipated revenue levels. Accounting for resizing activities requires an evaluation of formally agreed upon and approved plans. The Company documented and committed to these plans to reduce spending, which included facility closings and reductions in workforce. The Company recorded the expense associated with these plans in the period the Company committed to carry out the plans. Although the Company attempted to consolidate all known resizing activities into one plan, the extreme cycles and rapidly changing forecasting environment placed limitations on achieving this objective. The recognition of a resizing event does not necessarily preclude similar but unrelated actions in future periods.

In summary, provisions for resizing plans were recorded during the second, third and fourth quarters of fiscal 2002. These charges were for:

•	Closure of substrate operations;

•	Reduction in headcount and consolidation of manufacturing operations in the Company’s former test business segment; and

•	Functional realignment of business management and the consolidation and closure of certain facilities. The severance and benefits obligation related to the resizing plans discussed above has been satisfied. A summary of the charges, reversals and payments related to the lease and related facility commitments of the resizing activities during the first three quarters of fiscal 2006, and fiscal 2005, 2004, 2003 and 2002 are as follows:

(in thousands)
Commitments
Provision for resizing plans in fiscal 2002 continuing operations	$9,282
Payment of obligations	(300)

Balance, September 30, 2002	8,982
Payment of obligations	(3,192)

Balance, September 30, 2003	5,790
Payment of obligations	(2,619)

Balance, September 30, 2004	3,171
Payment of obligations	(2,064)

Balance, September 30, 2005	1,107
Payment of obligations	(944)

Balance, July 1, 2006	$163

The remaining commitments, which are primarily for lease and related facility obligations, are expected to be paid out through September 2006.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are as follows:

	(in thousands)		(in thousands)
	Three months ended		Nine months ended
	June 30, 2005	July 1, 2006	June 30, 2005	July 1, 2006
Net income (loss) (including discontinued operations)	$(101,841)	$14,765	$(116,705)	$39,343

Foreign currency translation adjustment	(1,223)	264	1,088	655
Unrealized gain on investments, net of taxes	20	(13)	31	(8)

Other comprehensive income (loss)	(1,203)	251	1,119	647

Total comprehensive income (loss)	$(103,044)	$15,016	$(115,586)	$39,990

NOTE 11 - OPERATING RESULTS BY BUSINESS SEGMENT FOR CONTINUING OPERATIONS

As noted in Note 14 – Discontinued Operations, the Company sold its test business segment during the three months ended April 1, 2006 and has eliminated its Test Segment from the following analyses. In addition, beginning with the three months ended December 31, 2005, to align its external reporting with management’s internal reporting, the Company is no longer including “Corporate and Other” as a business segment. Costs previously presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to the Company’s two remaining business segments. The business segments information for the year ago periods have been retroactively adjusted to reflect this change.

Operating results by business segment were as follows (in thousands):

	Equipment Segment	Packaging Materials Segment	Consolidated
Quarter ended July 1, 2006:
Net revenue	$71,054	$98,881	$169,935
Cost of sales	40,215	86,116	126,331

Gross profit	30,839	12,765	43,604
Operating costs	22,016	8,769	30,785

Segment operation income	$8,823	$3,996	12,819

Gain on sale of assets			4,544

Income from continuing operations			$17,363

	Equipment Segment	Packaging Materials Segment	Consolidated
Nine months ended July 1, 2006:
Net revenue	$264,888	$270,008	$534,896
Cost of sales	150,717	230,172	380,889

Gross profit	114,171	39,836	154,007
Operating costs	65,633	24,548	90,181

Segment operation income	$48,538	$15,288	63,826

Gain on sale of assets		—	4,544

Income from continuing operations			$68,370

Segment Assets at July 1, 2006	$208,430	$189,343	$397,773

	Equipment Segment	Packaging Materials Segment	Consolidated
Quarter ended June 30, 2005:
Net revenue	$48,382	$69,219	$117,601
Cost of sales	28,042	57,062	85,104

Gross profit	20,340	12,157	32,497
Operating costs	16,977	7,657	24,634
Gain on sale of assets	(1,563)	—	(1,563)

Income from continuing operations	$4,926	$4,500	$9,426

	Equipment Segment	Packaging Materials Segment	Consolidated
Nine months ended June 30, 2005:
Net revenue	$116,716	$196,853	$313,569
Cost of sales	67,926	160,341	228,267

Gross profit	48,790	36,512	85,302
Operating costs	47,951	23,267	71,218
Gain on sale of assets	(1,563)	—	(1,563)

Income from continuing operations	$2,402	$13,245	$15,647

Segment Assets at June 30, 2005	$131,167	$188,787	$319,954

NOTE 12 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs, a facility lease, and a customs bond, and its wire manufacturing subsidiaries have issued a guarantee for payment under its gold supply financing arrangement. In the three months ended July 1, 2006, the Company renewed its gold supply agreement for a two year term. This gold supply agreement requires the Company to maintain a credit facility to secure its obligations to the supplier. Accordingly, in the three months ended July 1, 2006 the Company entered into a credit facility with a bank in an amount up to $20 million. The term of the credit facility is two years, but it is granted on an uncommitted basis and is repayable on demand. In connection with this credit facility the Company granted the bank a security interest in its assets related to the manufacture and sale of gold wire, including all gold inventory and all accounts receivable arising from the sale of gold wire and the proceeds thereof. The credit facility contains financial and non-financial covenants, all of which the Company is in compliance. The financial covenants contain restrictions on the Company’s gold wire manufacturing subsidiaries’ net worth, ratio of total liabilities to EBITDA, and that subsidiary’s ability to pay dividends.

The table below identifies the guarantees under the standby letters of credit.

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2008	$20,000
Security deposit for employee health benefit payments	Expires June 2007	1,170
Security deposit for payment of employee worker compensation benefits	Expires October 2006	926
Security deposit for customs bond	Expires July 2006	100

		$22,196

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

The table below details the activity related to the Company’s reserve for product warranties which is included in accrued expenses in the balance sheet:

	(in thousands)		(in thousands)
	Three months ended		Nine months ended
	June 30, 2005	July 1, 2006	June 30, 2005	July 1, 2006
Reserve for product warranty at beginning of period	$508	$1,037	$956	$853
Provision for product warranty expense	498	344	996	1,578
Product warranty costs incurred	(449)	(459)	(1,395)	(1,509)

Reserve for product warranty at end of period	$557	$922	$557	$922

Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion have varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet as of July 1, 2006, was $30.0 million.

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

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. Sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 18% and 12%, respectively, of the Company’s net sales for the nine months ended July 1, 2006. During the nine months ended June 30, 2005, sales to Advanced Semiconductor Engineering, ST Microelectronics and Intel accounted for 13%, 10% and 10%, respectively, of the Company’s net sales. No other customer accounted for 10% or more of total net sales during the nine months ended July 1, 2006 or June 30, 2005. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2005, Advanced Semiconductor Engineering and Siliconware Precision Industries each accounted for 14% of total accounts receivable. At July 1, 2006, Advanced Semiconductor Engineering accounted for 22.9% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2005 or July 1, 2006.

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

Net periodic pension cost for the nine months ended July 1, 2006 for this plan was approximately $335 thousand and included interest costs of approximately $804 thousand and a net actuarial loss of approximately $511 thousand, offset by an expected return on plan assets of $977 thousand. During the nine months ended July 1, 2006, the Company funded this plan by contributing 200,000 shares of Company stock valued at $1.8 million using the market price of the Company’s stock on the date of the contribution to value the funding.

Net periodic pension costs for the nine months ended June 30, 2005, were approximately $365 thousand and included interest costs of $835 thousand and amortization of net loss of $477 thousand, offset by expected return on plan assets of $947 thousand. During the nine months ended June 30, 2005, the Company funded this plan by contributing 215,000 shares of Company stock valued at $1.5 million using the market price of the Company’s stock on the date of the contribution to value the funding.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan in the nine months ended July 1, 2006 was $1.2 million and in the nine months ended June 30, 2005 was $1.0 million and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 14 – DISCONTINUED OPERATIONS

During the three months ended April 1, 2006, the Company committed to a plan of disposal and sold its test business in two separate transactions as follows:

1.	On March 3, 2006, the Company completed the sale of substantially all of the assets and certain of the liabilities of our wafer test business to SV Probe, PTE. Ltd. (“SV Probe”) for initial proceeds of $10.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006. Certain accounts receivable were excluded from the assets sold.

2.	On March 31, 2006, the Company completed the sale of substantially all of the assets and certain of the liabilities of our package test business to Antares conTech, Inc., an entity formed by Investcorp Technology Ventures II, L.P. and its affiliates (collectively “Investcorp”) for initial proceeds of $17.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006.

The Company sold the test business to allow management to strengthen its focus on its core businesses – semiconductor assembly equipment and materials – and explore growth opportunities in these markets.

As part of the terms of each sale noted above, the associated China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The net book values of the China-based assets sold (and liabilities assumed) are included in the balance sheets (classified as assets and liabilities held for sale) as of July 1, 2006 and September 30, 2005. The closings related solely to the China-based assets are expected to occur within six months of each of the March closings, without additional consideration. In addition, we are providing manufacturing and other transition services to SV Probe and Investcorp for periods not expected to exceed six months from the respective closing dates noted above. As part of the terms of each sale noted above the Company may be required to adjust the purchase price to reflect certain accounts receivable that are not collected within specified time limits.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of the test business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented.

The test segment was sold prior to the three months ended July 1, 2006, but had revenue of $42.7 million for the period beginning October 1, 2005 through March 31, 2006. This former segment reported revenue of $20.6 million and $65.8 million for the three and nine month periods ended June 30, 2005, respectively. The loss from the test segment’s operations from October 1, 2005 through July 1, 2006 was $24.7 million, including a loss on disposal of $773 thousand, net of a benefit from income taxes of $1.0 million. Included in the loss are the loss from discontinued operations of $10.6 million, and accrued severance and facilities costs of approximately $6.1 million and $6.1 million, respectively. The facilities costs of $6.1 million are based on estimates of sublease income from the affected facilities. These estimates of sublease income are subject to change, and such changes could result in an increase or decrease to the estimated facilities charges previously recorded. These payments are expected to be paid out through September 2012. The loss from the test segment’s operations for the three and nine month periods ended June 30, 2005 was $112.6 million and $129.5 million, respectively.

	(in thousands)
	Severance and related benefits	Facilities	Total
Provisions recorded during three months ended April 1, 2006	$6,000	$6,138	$12,138
Provisions recorded during three months ended July 1, 2006	161	—	161
Payment of obligations	(3,329)	(375)	(3,704)

Balance, July 1, 2006	$2,832	$5,763	$8,595

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

During the three months ended April 1, 2006, we committed to a plan of disposal and sold our test business in two separate transactions as follows:

1.	On March 3, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our wafer test business to SV Probe, PTE. Ltd. (“SV Probe”) for initial proceeds of $10.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006. Certain accounts receivable were excluded from the assets sold.

2.	On March 31, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our package test business to Antares conTech, Inc., an entity formed by Investcorp Technology Ventures II, L.P. and its affiliates (collectively “Investcorp”) for initial proceeds of $17.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006.

We sold the test business to allow management to strengthen our focus on our core businesses – semiconductor assembly equipment and materials – and explore growth opportunities in these markets.

As part of the terms of each sale noted above, the associated China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The net book values of the China-based assets sold (and liabilities assumed) are included in the balance sheets (classified as assets and liabilities held for sale) as of July 1, 2006 and September 30, 2005. The closings related solely to the China-based assets are expected to occur within six months of each of the March closings, without additional consideration. In addition, we are providing manufacturing and other transition services to SV Probe and Investcorp for periods not expected to exceed six months from the respective closing dates noted above. Also, as part of the terms of each sale noted above we may be required to adjust the purchase price to reflect certain accounts receivable that are not collected within specified time limits.

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

The semiconductor industry historically has been volatile, with periods of rapid growth followed by downturns. One such upturn began in the second quarter of fiscal 2005 and continued through the first quarter of fiscal 2006. We then experienced lower quarterly revenues during both the second and third quarters of fiscal 2006 from $204.6 million in the first fiscal quarter of 2006, as industry-wide demand for automatic ball bonders decreased. As we look ahead, we expect net revenue to be in the $135 to $145 million range, excluding any impact from fluctuations in gold pricing, for the fourth fiscal quarter ending September 30, 2006. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

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

Products and Services

We offer a range of wire bonding equipment and packaging materials. Set forth below is a table listing the percentage of our total net revenues for each business segment for the three and nine months ended June 30, 2005 and July 1, 2006, respectively:

	Three months ended		Nine months ended
	June 30, 2005	July 1, 2006	June 30 2005	July 1, 2006
Equipment	41.1%	41.8%	37.2%	49.5%
Packaging materials	58.9%	58.2%	62.8%	50.5%

	100.0%	100.0%	100.0%	100.0%

Our equipment sales can be highly volatile, based on the semiconductor industry’s need for new capability and capacity, whereas sales at our packaging materials business segment tend to follow the trend of total semiconductor unit production.

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

Ball Bonders. Automatic IC ball bonders represent a large majority of our semiconductor equipment business. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to its predecessor. In 2005, we extended the life of the successful Maxum product line, introducing the Maxum Ultra to succeed the Maxum Plus and the Maxum Elite to succeed the Nu-Tek. Each of these machines provides approximately a 10% productivity improvement over its predecessor and offers various other performance improvements.

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

RESULTS OF OPERATIONS

Bookings and Backlog

During the three months ended July 1, 2006, we recorded bookings of $169.0 million, compared to $136.8 million in the quarter ended June 30, 2005 and $154.4 million in the quarter ended April 1, 2006. The increase in bookings during the three months ended July 1, 2006 compared to the same period a year ago was caused by an increase in bookings within both our Equipment and Packaging Materials segments caused by increased industry-wide demand for our products. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. As of July 1, 2006, we had a backlog of customer orders totaling $59.0 million, compared to $75.0 million at June 30, 2005, $60.0 million at April 1, 2006, and $66.0 million at December 31, 2005. Our bookings and backlog as of any date may not be indicative of net revenues for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenue

Business segment net revenues during the three and nine months ended June 30, 2005 and July l, 2006, respectively, were as follows:

	(dollar amounts in thousands)			(dollar amounts in thousands)
	Three months ended			Nine months ended
	June 30, 2005	July 1, 2006	% Change	June 30 2005	July 1, 2006	% Change
Equipment	$48,382	$71,054	46.9%	$116,716	$264,888	127.0%
Packaging materials	69,219	98,881	42.9%	196,853	270,008	37.2%

	$117,601	$169,935	44.5%	$313,569	$534,896	70.6%

Included in the revenue for the package material segment is gold metal value that is generally passed through to the customer. The amount of gold metal value included in revenue in the third quarter of 2006 is $75.3 million compared to $47.3 million in the three month period ending June 30, 2005. The amount in the nine month period ending July 1, 2006 is $198.5 million compared to $131.6 million for the nine month period ending June 30, 2005. These same amounts are included in the cost of sales.

Overall, net revenue for the three months ended July 1, 2006 increased $52.3 million, or 44.5% from the same period in the prior year. For the nine months ended July 1, 2006 net revenue increased $221.3 million or 70.6% compared to the nine months ended June 30, 2005. Sequentially, quarterly net revenue increased $9.6 million, or 6.0%, to $169.9 million during the three months ended July 1, 2006 from $160.3 million in the three months ended April 1, 2006, primarily due to higher gold wire volume and higher gold prices. Following is a review of net revenue by business segment.

For the three months ended July 1, 2006, net revenue for our Equipment segment increased 46.9% to $71.1 million from $48.4 million in the same period a year ago. This increase in revenue was due to a 65.6% increase in unit sales of our automatic ball bonders, caused by increased industry-wide demand for automatic ball bonders. Average selling prices decreased 2.2% during the three months ended July 1, 2006, compared to the year ago quarter due to market conditions and customer mix. Sequentially, quarterly net revenue for our Equipment segment decreased $2.1 million, or 2.9%, to $71.1 million during the three months ended July 1, 2006 from $73.2 million in the three months ended April 1, 2006, as industry-wide demand for automatic ball bonders decreased.

For the nine months ended July l, 2006, net revenue for the Equipment segment increased 127.0% to $264.9 million from $116.7 million in the same period a year ago. The increase in revenue was due to a 172.7% increase in unit sales of our automatic ball bonders, caused by increased industry-wide demand for automatic ball bonders. Average selling prices decreased 3.3% during the nine months ended July 1, 2006, compared to the year ago period.

Our packaging materials segment net revenue increased 42.9% to $98.9 million during the three months ended July 1, 2006, from $69.2 million during the same period a year ago. The $29.7 million increase in packaging materials revenue primarily resulted from a $6.5 million increase in volume of wire sold (measured in Kft) and a $22.5 million increase in gold wire average selling prices caused by an increase in the price of gold. Gold wire selling prices are heavily dependent upon the price of gold and can fluctuate significantly from period to period. The remaining $0.7 million increase in package materials revenue was primarily due to a 11.5% increase in capillary unit sales that was partially offset by an 6.0% reduction in average selling prices caused by competitive pricing pressures.

For the nine months ended July 1, 2006, our packaging materials segment net revenue increased 37.2% to $270.0 million from $196.9 million during the same period a year ago. The $73.2 million increase in packaging materials revenue primarily resulted from a $69.8 million increase in wire revenue. Of the $69.8 million increase in wire revenue, $29.8 million was due to increased volumes of wire sold (measured in Kft) and $40.0 million was due to an increase in gold wire average selling prices caused by an increase in the price of gold. The remaining $3.4 million increase in package materials revenue was due to a 13.9% increase in capillary unit sales that was partially offset by a 8.7% reduction in average selling prices caused by competitive pricing pressures.

The majority of our revenues are from customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 95% of our total sales in the first nine months of fiscal 2006 compared to 86% in the first nine months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, China, Korea, Singapore, and Japan. Taiwan accounted for the largest single destination for our product shipments with 25% of our shipments in the first nine months of fiscal 2006 compared to 21% of our shipments in the year ago period.

Gross Profit

Business segment gross profit and gross margin percentage during the three and nine months ended June 30, 2005 and July 1, 2006 were as follows:

	(dollar amounts in thousands)				(dollar amounts in thousands)
	Three Months Ended				Nine Months Ended
	June 30, 2005	% Sales	July 1, 2006	% Sales	June 30, 2005	% Sales	July 1, 2006	% Sales
Equipment	$20,340	42.0%	$30,839	43.4%	$48,790	41.8%	$114,171	43.1%
Packaging materials	12,157	17.6%	12,765	12.9%	36,512	18.5%	39,836	14.8%

	$32,497	27.6%	$43,604	25.7%	$85,302	27.2%	$154,007	28.8%

Overall, gross profit increased $11.1 million during the three months ended July 1, 2006 and $68.7 million during the nine months ended July 1, 2006, compared to the same periods in the prior year. The higher gross profit during these periods was primarily due to stronger sales driven by increased industry-wide demand, particularly for automatic ball bonders sold within our equipment segment. Gross margin (which represents gross profit divided by revenue) decreased to 25.7% during the three months ended July 1, 2006, from 27.6% in the year-ago period. For the nine months ended July 1, 2006 gross margin increased to 28.8% from 27.2% during the same period a year ago. The increase in gross margin for the nine month periods was primarily due to a product mix shift to higher margin equipment sales from lower margin packaging materials segment sales.

For the three months ended July 1, 2006, our equipment segment gross profit increased $10.5 million to $30.8 million from $20.3 million in the same period a year ago, as industry-wide demand for automatic ball bonders increased sharply. Gross margin during the three months ended July 1, 2006 increased to 43.4%, from 42.0% in the same period a year ago. The increase in gross margin was primarily due to an overall reduction in the unit cost of the Company’s latest generation of automatic ball bonders recently introduced, and to a lesser extent manufacturing efficiencies resulting from the increased production volumes during the three months ended July 1, 2006, compared to the same period a year ago.

For the nine months ended July 1, 2006, our equipment segment gross profit increased $65.4 million, compared to the same period a year ago, as industry-wide demand for automatic ball bonders increased sharply. Gross margin increased to 43.1% from 41.8% for the same period a year ago. The increase was primarily due to an overall reduction in the unit cost of our latest generation of automatic ball bonders, and to a lesser extent manufacturing efficiencies resulting from the increased production volumes during the nine months ended July 1, 2006 compared to the same period a year ago. A decline in average selling prices due to market conditions and customer mix during the nine months ended July 1, 2006 partially offset the overall increase in gross margin during this same period a year ago.

Our packaging materials segment gross profit increased $0.6 million to $12.8 million during the quarter ended July l, 2006, from $12.2 million during the same period a year ago. This increase was primarily due to increased sales of gold wire and expendable tools. Our packaging materials segment gross margin declined to 12.9% during the three months ended July 1, 2006 from 17.6% in the same period a year ago. The 42.9% increase in packaging materials revenue driven primarily by a 43.2% increase in gold metal pricing contributed to the decline in gross margin during the three months ended July 1, 2006, compared to the same period a year ago, as wire sales have a lower gross margin than the rest of our package materials products. The wire sales increase was influenced by the increase in the gold metal price.

Our packaging materials segment gross profit increased $3.3 million to $39.9 million during the nine months ended July 1, 2006, from $36.5 million during the same period a year ago. This increase was primarily due to increased sales of gold wire and expendable tools. Our packaging materials gross margin declined to 14.8% from 18.6% for the year ago period. A 45.0% increase in bonding wire revenue contributed to the decline in gross margins during the nine months ended July 1, 2006, compared to the same period a year ago driven primarily by a 26.7% increase in gold metal pricing.

Operating Expenses

Operating expenses during the three and nine months ended June 30, 2005 and July 1, 2006 were as follows:

	(dollar amounts in thousands)				(dollar amounts in thousands)
	Three Months Ended				Nine Months Ended
	June 30, 2005	% Sales	July 1, 2006	% Sales	June 30, 2005	% Sales	July 1, 2006	% Sales
Selling, general and administrative	$17,299	14.7%	$20,742	12.2%	$50,198	16.0%	$62,076	11.6%
Research and development	7,335	6.2%	10,043	5.9%	21,020	6.7%	28,105	5.3%
Sales of assets	(1,563)	-1.3%	(4,544)	-2.7%	(1,563)	-0.5%	(4,544)	-0.8%

	$23,071	19.6%	$26,241	15.4%	$69,655	22.2%	$85,637	16.0%

Selling, General and Administrative

Selling, General and Administrative (“SG&A”) expenses for the three and nine months ended July 1, 2006 increased $3.4 million and $11.9 million, respectively, from the same year ago periods. This increase of $3.4 million was primarily due to an increase in incentive compensation of $2.0 million, sales commissions of $0.5 million and stock-based compensation of $0.8 million. The increase of $11.9 million was due to an increase in incentive compensation of $7.7 million, sales commissions of $1.2 million and stock-based compensation of $2.2 million. Incentive compensation expense is recorded when net income and certain other performance targets are achieved. No incentive compensation expense was recorded during the three or nine months ended June 30, 2005.

Research and Development

Research and Development expense for the three and nine months ended July 1, 2006 increased $2.7 million and $7.1 million, respectively, from the same periods in the prior year. Approximately three quarters of each of the increases was caused by higher compensation costs associated with an increased headcount, as we increased our investment in the research and development of next-generation products for the ball bonder product lines, and stock-based compensation expense that was not recorded as an expense in the prior year periods. The remaining one quarter was due to increased prototype material.

Gain on Sale of Assets

During fiscal 2005, the Company entered into a direct financing arrangement involving the sale and leaseback of land and a building housing its corporate headquarters in Willow Grove, Pennsylvania. In accordance with SFAS 98, “Accounting for Leases”, the Company kept the land and building on its financial statements and recorded the cash received of $10.6 million as debt (See Note 7 – Debt for additional information). In May 2006, we exited this Facility and have no continuing involvement in the Facility, accordingly, we recognized a gain of approximately $4.5 million on the sale of the land and building, and the land, building and remaining debt outstanding were removed from our financial statements.

Interest Income and Expense

Interest income was $0.6 million and $1.1 million higher during the three and nine months ended July 1, 2006, respectively, compared to the same periods a year ago. This increase was due to higher rates of return on invested cash balances and higher invested cash balances. Interest expense in the three and nine months ended July 1, 2006 was $0.7 million and $2.5 million, compared to $1.0 million and $2.8 million in the same periods of the prior fiscal year. The respective reductions during the current year periods are due to the early extinguishment of $75.0 million of our Convertible Subordinated Notes that occurred during the three months ended April 1, 2006.

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

Provision for Income Taxes

The provision for income taxes related to continuing operations for the three months ended July 1, 2006 of $1.4 million consists of $0.3 million for U.S. federal Alternative Minimum Taxes (AMT), $0.4 million for Pennsylvania state income taxes, and $0.7 million for accruals and interest on the earnings which are expected to be repatriated. We recorded a tax benefit of $0.1 million in discontinued operations due primarily to a reduction of U.S. federal AMT liability resulting from the divestiture of our test business.

The provision for income taxes related to continuing operations for the nine months ended July 1, 2006 of $8.5 million consists of $2.4 million for Pennsylvania state income taxes, $1.9 million for income taxes in foreign jurisdictions, $1.1 million for potential repatriation of foreign earnings, $1.8 million for accruals and interest on the earnings which are expected to be repatriated and $1.3 million of U.S. federal AMT liability which was generated primarily from the sale of certain intellectual property and distribution rights to a foreign subsidiary. For the nine months ended July 1, 2006, we reversed approximately $6.1 million of our valuation allowances on U.S. net operating loss carryforwards. This reversal reflects a decrease in the valuation allowance that primarily results from our ability to utilize federal and state net operating losses based on our taxable income through July 1, 2006. We recorded a tax benefit of $1.0 million in discontinued operations due primarily to a reduction of U.S. federal AMT liability resulting from the divestiture of our test business.

The effective tax rate from continuing operations for the three months ended July 1, 2006 and the nine months ending July 1, 2006 was 8.1% and 11.7% respectively. The effective income tax rate related to continuing operations differed from the federal statutory rate due to decreases in the valuation allowance related to tax attributes expected to be utilized in the current year to offset current earnings, state income taxes, differences in foreign tax rates from the US statutory rate, various permanent items and increases in tax reserves.

The company records a valuation allowance against deferred tax assets for which it determines that realization is not more likely than not to occur. The decrease in this valuation allowance of $3.6 million for the three months ended July 1, 2006 and $13 million for the nine months ended July 1, 2006 is due primarily to the utilization of tax attributes, for which a valuation allowance had been provided, to offset current earnings generated in those periods.

The tax benefit from continuing operations of $1.8 million in the three months ended June 30, 2005 reflects income taxes of $1.3 million on income from foreign jurisdictions, $1.5 million for additional tax contingency reserves and related interest expense and $0.7 million for the potential repatriation of foreign earnings offset by a credit of $5.3 million associated with a reduction of the valuation allowance on U.S. net operating loss carryforwards due to the planned repatriation of foreign earnings in fiscal 2006. Tax expense from continuing operations of $1.3 million in the nine months ended June 30, 2005 reflects income taxes of $2.5 million on income from foreign jurisdictions, $1.5 million for the potential repatriation of foreign earnings and $2.6 million for additional tax contingency reserves and related interest expense partially offset by a credit of $5.3 million associated with a reduction of the valuation allowance on U.S. net operating loss carryforwards due to the planned repatriation of foreign earnings in fiscal 2006.

Income From Continuing Operations

Beginning with the three months ended December 31, 2005, to align its external segment reporting with managements’ internal reporting, we are no longer including “Corporate and Other” as a business segment. Costs presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to our two remaining business segments. The business segments information for the three and nine months ended June 30, 2005 has also been retroactively adjusted to reflect this change.

Business segment operating income from continuing operations (1) during the three and nine months ended June 30, 2005 and July 1, 2006 was as follows:

	(dollar amounts in thousands)				(dollar amounts in thousands)
	Three months ended				Nine months ended
	June 30, 2005	% Sales	July 1, 2006	% Sales	June 30, 2005	% Sales	July 1, 2006	% Sales
Equipment	$4,926	10.2%	$8,823	12.4%	$2,402	2.1%	$48,538	18.3%
Packaging materials	4,500	6.5%	3,996	4.0%	13,245	6.7%	15,288	5.7%

	$9,426	8.0%	$12,819	7.5%	$15,647	5.0%	$63,826	11.9%

(1)	Business segment operating income does not reflect a $4.5 million gain recognized in the three and nine months ended July 1, 2006 on the sale of assets in income from continuing operations, as the sold assets did not relate specifically to either business segment.

The income from business segment operations for the three months ended July 1, 2006 was $12.8 million, compared to income from business segment operations of $9.4 million in the same period of the prior year. The income from business segment operations for the nine months ended July 1, 2006 was $63.8 million, compared to an income from business segment operations of $15.6 million in the same period of the prior year. The $3.4 million increase for the three months ended July 1, 2006 and $48.2 million for the nine months ended July 1, 2006 was primarily due to increased industry-wide demand for automatic ball bonders.

Discontinued Operations

During the three months ended April 1, 2006, we committed to a plan of disposal and sold our test business in two separate transactions as follows:

1.	On March 3, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our wafer test business to SV Probe, PTE. Ltd. (“SV Probe”) for initial proceeds of $10.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006. Certain accounts receivable were excluded from the assets sold.

2.	On March 31, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our package test business to Antares conTech, Inc., an entity formed by Investcorp Technology Ventures II, L.P. and its affiliates (collectively “Investcorp”) for initial proceeds of $17.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006.

We sold the test business to allow management to strengthen our focus on our core businesses – semiconductor assembly equipment and materials – and explore growth opportunities in these markets.

As part of the terms of each sale noted above, the associated China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The net book values of the China-based assets sold (and liabilities assumed) are included in the balance sheets (classified as assets and liabilities held for sale) as of July 1, 2006 and September 30, 2005. The closings related solely to the China-based assets are expected to occur within six months of each of the March closings, without additional consideration. In addition, we are providing manufacturing and other transition services to SV Probe and Investcorp for periods not expected to exceed six months from the respective closing dates noted above. Also, as part of the terms of each sale noted above we may be required to adjust the purchase price to reflect certain accounts receivable that are not collected within specified time limits.

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

The test segment was sold prior to the three months ended July 1, 2006, but had revenue of $42.7 million for the period beginning October 1, 2005 through March 31, 2006. This former segment reported revenue of $20.6 million and $65.8 million for the three and nine month periods ended June 30, 2005, respectively. The loss from the test segment’s operations from October 1, 2005 through July 1, 2006 was $24.7 million, including a loss on disposal of $773 thousand, net of a benefit from income taxes of $1.0 million. Included in the loss are the loss from discontinued operations of $10.6 million, and accrued severance and facilities costs of approximately $6.1 million and $6.1 million, respectively. The facilities costs of $6.1 million are based on estimates of sublease income from the affected facilities. These estimates of sublease income are subject to change, and such changes could result in an increase or decrease to the estimated facilities charges previously recorded. These payments are expected to be paid out through September 2012. The loss from the test segment’s operations for the three and nine month periods ended June 30, 2005 was $112.6 million and $129.5 million, respectively.

	(in thousands)
	Severance and related benefits	Facilities	Total
Provisions recorded during three months ended April 1, 2006	$6,000	$6,138	$12,138
Provisions recorded during three months ended July 1, 2006	161	—	161
Payment of obligations	(3,329)	(375)	(3,704)

Balance, July 1, 2006	$2,832	$5,763	$8,595

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2006, total cash and investments were $109.5 million compared to $95.4 million at September 30, 2005, an increase of $14.1 million. The net cash provided by operating activities (from continuing operations) during the nine months ended July 1, 2006 of $32.1 million was primarily attributable to cash from operations of $68.2 million that was partially offset by net changes in operating assets and liabilities of $36.1 million. The net outflow of cash from operating assets and liabilities of $36.1 million was primarily due to an increase in accounts receivable and inventory resulting from increased sales levels during the nine months ended July 1, 2006. Including the net cash used in discontinued operations of $17.9 million, net cash provided by operating activities was $14.2 million during the nine months ended July 1, 2006.

The net cash used in investing activities (from continuing operations) of $7.8 million consists of purchases of short-term investments totaling $21.4 million and capital expenditures of $8.1 million offset in part by the net proceeds from the sale of marketable securities of $22.3 million. Including the net cash provided by discontinued operations of $28.9 million, which represents primarily the proceeds from the sale of the test business, net cash provided by investing activities was $21.1 million during the nine months ended July 1, 2006.

The net cash used in financing activities of $21.1 million includes $26.6 million of cash used in the early extinguishment of $75.0 million (face value) of our Convertible Subordinated Notes that is partially offset by proceeds from the exercise of employee stock options of $5.6 million.

We expect that our primary need for cash for the next twelve months will be to provide the working capital necessary to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2006 capital expenditure needs to be approximately $10.0 million, as compared with $12.5 million in fiscal 2005. We expect fiscal 2006 capital expenditures to be primarily for our operations infrastructure at our Asia/Pacific locations and our new corporate headquarters in Fort Washington, Pennsylvania. We financed our working capital needs and capital expenditure needs in fiscal 2005 through internally generated funds from our equipment and packaging materials businesses and expect to continue to generate cash from operating activities in fiscal 2006 or use cash and investments on hand to meet our cash needs. We may use the excess cash generated from our equipment and packaging materials businesses and cash and investments on hand to fund strategic business opportunities, including possible acquisitions, or to repurchase a portion of our convertible subordinated notes.

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of July 1, 2006 have not been included in the consolidated balance sheet and statements of operations included in this Form 10-Q. However, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity. The most significant of these is our inventory purchase obligations, which reflect our expectations of future demand for our bonding equipment.

The following table identifies obligations and contingent payments under various arrangements at July 1, 2006 including those not included in our consolidated balance sheet:

			(in thousands)
	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
Contractual Obligations:
Long-term debt	$195,000	$—	$130,000	$65,000	$—
Operating lease obligations*
Continuing operations	33,838	4,390	7,490	4,719	17,239
Discontinued operations	12,177	2,484	3,890	3,135	2,668
Inventory purchase obligations*	30,037	30,037	—	—	—
Interest payments*	4,171	1,300	2,221	650	—
Commercial Commitments:
Gold supply agreement	10,954	10,954	—	—	—
Standby letters of credit*	2,196	2,196	—	—	—

Total contractual obligations and commercial commitments	$288,373	$51,361	$143,601	$73,504	$19,907

*	Represents contractual amounts not reflected in the consolidated balance sheet at July 1, 2006.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. The operating lease obligations at July 1, 2006 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration, including the obligations associated with our new property lease in Fort Washington, Pennsylvania that now houses our corporate headquarters. Debt associated with direct financing arrangement represents the proceeds received on the land and building transaction, as described in Note 6, Property, Plant and Equipment contained herein in Part I, Item 1 – Financial Statements. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The Gold Supply Agreement includes gold inventory purchases we are obligated to pay for upon shipment of the fabricated gold to our customers.

The standby letters of credit represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

At July 1, 2006, the fair value of our $130.0 million 0.5% Convertible Subordinated Notes was $109.2 million, and the fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $50.5 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximate the book value of those assets and liabilities. At July 1, 2006 the Standard & Poor’s rating for the 0.5 % and the 1.0% Convertible Subordinated Notes was CCC+ but was subsequently raised to B- on July 31, 2006.

In the three months ended July 1, 2006, we renewed our gold supply agreement for a two year term. This gold supply agreement requires us to maintain a credit facility to secure our obligations to the supplier. Accordingly, in the three months ended July 1, 2006 we entered into a credit facility with a bank in an amount up to $20 million. The term of the credit facility is two years, but it is granted on an uncommitted basis and is repayable on demand. In connection with this credit facility we granted the bank a security interest in our assets related to the manufacture and sale of gold wire, including all gold inventory and all accounts receivable arising from the sale of gold wire and the proceeds thereof. The credit facility contains financial and non-financial covenants, all of which we are in compliance. The financial covenants contain restrictions on our gold wire manufacturing subsidiaries’ net worth, ratio of total liabilities to EBITDA, and that subsidiary’s ability to pay dividends.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, our liquidity is affected by many factors, some of which are based on normal operations of the business and others that are related to uncertainties of the industry and global economies. We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes. We may also use existing cash or seek additional debt or equity financing for the refinancing, repurchase or redemption of our outstanding convertible subordinated notes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements that could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the nature and size of strategic business opportunities which we may elect to pursue. Any additional equity financings, including for the purpose of repurchasing or redeeming our convertible subordinated notes, would likely result in dilution of existing stockholders’ interests in the Company.

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). We elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under FAS 123R. The alternative transition method provides a “short-cut” method to determine the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R.

We also adopted the following accounting pronouncements in the first quarter of fiscal 2006:

•	SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151), and

•	SFAS No. 153, “Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29” (SFAS 153)

The adoption of SFAS 151 and SFAS 153 did not have a material impact on our results of operations and financial condition.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS 3 “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is required to be adopted by us in the first quarter of fiscal 2007.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is required to be adopted by the Company in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 156 is required to be adopted by us in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 156 to have a material impact on our results of operations and financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. We are in the process of evaluating the impact of FIN 47 on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“SFAS 109”).” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We are required to adopt FIN 48 in fiscal 2008. We are currently evaluating the potential impact of FIN 48 on our financial position and results of operations.

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

Substantially all of our sales and our manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 95% of our net sales for the nine months ending July 1, 2006, 88% of our net sales for fiscal 2005 and 86% of our net sales for fiscal 2004 were to customers with ultimate foreign destinations, in particular to customers located in the Asia/Pacific region. We expect this trend to continue. Thus, our future performance will depend, in significant part, on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, we manufacture capillaries in Israel and China, and bonding wire in Switzerland, and we have sales, service and support personnel in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and United States taxes on repatriated cash;

•	the difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities regarding transfer pricing regulations;

•	episodic events outside our control such as, for example, the outbreak of Severe Acute Respiratory Syndrome or influenza;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective intellectual property laws outside of the United States; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

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

Military conflict in Northern Israel and Southern Lebanon may disrupt our ability to manufacture capillaries

We own a factory in Yokneam, Israel, which is approximately fifteen miles from Haifa, Israel, where we manufacture capillaries. Although we manufacture capillaries in both Israel and China, China capillary manufacturing is dependent upon base material that is processed in our Israel facility. As a consequence, if our facility in Yokneam, Israel suffers significant damage, is destroyed or if our employees cannot report to work at the facility, our ability to manufacture capillaries, both in Israel and China, will be interrupted and our customer relationships, financial condition and operating results may be materially and adversely affected.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net sales. In the nine months ended July 1, 2006, and for fiscal 2005 and fiscal 2004, sales to Advanced Semiconductor Engineering, our largest customer, accounted for 18% 13% and 17%, respectively, of our net sales.

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

Proper waste disposal plays an important role in the operation of our manufacturing plants. In certain of our facilities we maintain wastewater treatment systems that remove metals and other contaminants from process wastewater. These facilities operate under permits that must be renewed periodically. A violation of those permits may lead to revocation of the permits, fines, penalties or the incurrence of capital or other costs to comply with the permits, including potential shutdown of operations.

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

We may be unable to generate enough cash to repay our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $1.3 million in fiscal years 2006 and 2007, $0.8 million in fiscal year 2008, $0.7 million in fiscal 2009 and $0.5 million in fiscal 2010 on our aggregate $195 million of convertible subordinated debt. Principal payments of $130.0 million and $65.0 million on the convertible subordinated debt are due in fiscal 2009 and 2010, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 57.1 million shares were outstanding as of August 1, 2006. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects on the Company of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of July 1, 2006, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $13.7 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 1, 2006, the fair market value of the portfolio would decline by approximately $68 thousand.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. Based on our overall currency rate exposure as of July 1, 2006, we do not believe that a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar would have a material impact on our financial position, results of operations or cash flows. Our board has granted management limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of July 1, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

Management completed a review of its internal controls over financial reporting during the quarter ended July 1, 2006. As part of this review, we considered the impact of the sale of the test business on our internal controls over financial reporting. Based upon the results of our review, we have concluded that there was no change in our internal controls over financial reporting during the quarter ended July 1, 2006 that has materially impacted the effectiveness, or is reasonably likely to materially impact the effectiveness, of our internal controls over financial reporting.

PART II Other information

Item 1A. We have added a risk factor discussing the military conflict in Northern Israel and Southern Lebanon and how this may affect our ability to manufacture capillaries.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
10.1	Facility Letter Agreement with Citibank N.A., Singapore Branch, dated June 7, 2006

10.2	(*)Sale and Leaseback of Fine Metal Agreement with AGR Matthey ABN, dated June 12, 2006

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the U. S. Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 9, 2006	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President and Chief Financial Officer
(Principal Financial Officer)