Form 10-K
period 2006-09-30
KULICKE & SOFFA INDUSTRIES INC
filed 2006-12-14
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock (its only voting stock and common equity) held by non-affiliates of the registrant as of April 1, 2006 was approximately $532,214,000 based upon the closing sale price of the common stock on the Nasdaq Global Market (Reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 1, 2006 there were 57,323,065 shares of the registrant’s common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2007 Annual Shareholders’ Meeting to be filed on or about January 3, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.

2006 Annual Report on Form 10-K

PART I

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	the projected continuing demand for wire bonder and die bonder equipment.

Generally, words such as “may,” “will,” “should,” “could,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue”, “goal”, and “believe,” or the negative of or other variations on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this filing. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans or objectives or projected financial results referred to in any forward-looking statements.

Item 1. BUSINESS.

We design, manufacture and market capital equipment and packaging materials as well as service, maintain, repair and upgrade equipment, all used to assemble semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is currently divided into two product segments:

•	equipment; and

•	packaging materials.

Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business. We believe we are the only major supplier to the semiconductor assembly industry that provides customers with semiconductor wire bonding and die bonding equipment along with the complementary packaging materials that actually contact the surface of the customer’s semiconductor devices. We believe that the ability to control all of these assembly related products provides us with a significant competitive advantage, and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

The semiconductor industry has been historically volatile, with periods of rapid growth followed by downturns. In response to recent downturns, we shifted our strategy, focusing on our larger, more established product lines, and divesting or discontinuing smaller or more speculative businesses. Additionally, we continuously seek to further reduce our cost structure by moving operations to lower cost areas, moving a portion of our supply chain to lower cost suppliers and increasing our productivity. We believe the historical volatility of the semiconductor industry—both upward and downward—will persist.

On November 3, 2006, we completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $27.1 million in cash, after a working capital adjustment and subject to further post closing adjustments. Alphasem will be integrated into our equipment segment.

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

We recorded a loss of $0.8 million on the disposal of our test business. We sold the test business to strengthen our focus on our core businesses – semiconductor assembly equipment and materials – and explore growth opportunities in these markets.

As part of the terms of each sale noted above, the associated China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The China-based assets associated with the sale to SV Probe were transferred to SV Probe in September 2006 and the China-based assets associated with the sale to Antares conTech were transferred to Antares conTech in December 2006, without additional consideration. In addition, we provided manufacturing and other transition services (invoiced at cost) to SV Probe through September 1, 2006 and provided these services to Antares conTech through November 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the test business have been presented as discontinued operations in our Consolidated Financial Statements. See Note 2 to our Consolidated Financial Statements included in Item 8 of this report for further discussion of the divestiture of our test business.

Unless otherwise indicated, amounts provided throughout this Form 10-K relate to continuing operations only.

Kulicke and Soffa Industries, Inc. was incorporated in Pennsylvania in 1956. Our principal offices are located at 1005 Virginia Drive, Fort Washington, Pennsylvania 19034 and our telephone number is (215) 784-6000. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC website at http://www.sec.gov.

Products and Services

We offer a range of wire bonding and die bonding equipment (and related spare parts) and packaging materials. Set forth below is a table listing the net revenue from continuing operations for each business segment for our fiscal years ended September 30, 2004, 2005, and 2006:

	(in thousands)
	Fiscal Year Ended September 30,
	2004	2005	2006
Equipment	$361,244	$201,608	$319,788
Packaging materials	234,690	273,934	376,523

	$595,934	$475,542	$696,311

Our equipment sales have been, and are expected to remain, highly volatile due to the semiconductor industry’s need for new capability and capacity. Packaging material unit sales tend to be less volatile, following the trend of total semiconductor unit production; however, fluctuations in gold metal commodity prices can have a significant impact on reported package material net revenues.

See Note 11 to our Consolidated Financial Statements, included in Item 8 of this report, for financial results by business segment and sales by geographic location.

Equipment

We manufacture and market a line of wire bonders and die bonders. Our wire bonders are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of a semiconductor die and the leads on the integrated circuit (“IC”) package to which the die has been attached. We believe that our wire bonders offer competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our machines are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our die bonders perform the task of removing a semiconductor die from a previously cut/separated wafer and placing it onto a bed of dispensed epoxy, or tape, which will permanently attach the die to its package substrate. This step precedes the wire bonding process. We believe our die bonders have good position in the market, serving a wide range of applications. Die bonders and wire bonders share many of the same sub-assemblies, software features, and components and we believe joining the engineering and manufacturing expertise of these two products will yield superior equipment platforms. Our principal products are:

Ball Bonders. Automatic IC ball bonders represent a large majority of our semiconductor equipment business. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to its predecessor. We extended the life of the successful Maxum product line introducing the Maxum Ultra to succeed the Maxum Plus and the Maxum Elite to succeed the Nutek. Each of these machines provides approximately a 10% productivity improvement over its predecessor and offers various other performance improvements.

Specialty Wire Bonders. We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid, chip on board applications, and other large area applications; and the Model 8090, a large area wedge bonder. We introduced a new model wafer stud bumper in the fourth quarter of fiscal 2005, the AT Premier™. The AT Premier™ is targeted for gold-to-gold interconnect in the flip chip market. With industry-leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

IC Die Bonders. In November 2006, we acquired the Alphasem die bonder product lines, consisting of the SwissLine and EasyLine models. These products are used by many of the same customers and applications that our wire bonders serve today. We expect to utilize the same competitive strategy as our wire bonders by developing new models that will both improve the productivity of the die bonders and increase the size of the market that the new models will serve.

Specialty Die Bonders. A portion of the Alphasem product line is a series of specialty bonders that consist of several equipment models based on our die bonder platforms. This equipment is used for various assembly processes that include die sorting, power device assembly, MEMS assembly, and others.

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

Expendable Tools. Our expendable tools include a wide variety of capillaries, wedges, die collets and wafer saw blades. The capillaries and wedges attach the wire to the semiconductor chip, allow a precise amount of wire to be fed out to form a permanent wire loop, then attach the wire to the package substrate, and finally cut the wire so that the bonding process can be repeated again. Die collets are used to pick up and place die into packages before the wire bonding process begins. Our wafer saw blades are used to cut silicon wafers into individual semiconductor die.

Customers

Our major customers include large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Customers may vary from year-to-year based on their capital investment and operating expense budgets.

The chart below shows our top ten end-use customers, based on net sales, for each of the last three fiscal years:

Fiscal 2004	Fiscal 2005	Fiscal 2006
1. Advanced Semiconductor Engineering*	1. Advanced Semiconductor Engineering*	1. Advanced Semiconductor Engineering*
2. ST Microelectronics	2. ST Microelectronics*	2. ST Microelectronics*
3. Texas Instruments	3. Siliconware Precision Industries	3. STATS ChipPAC
4. Siliconware Precision Industries	4. Infineon Technologies	4. Siliconware Precision Industries
5. National Semiconductor	5. Intel	5. Texas Instruments
6. STATS ChipPAC	6. STATS ChipPAC	6. Infineon Technologies
7. Infineon Technologies	7. Samsung	7. United Test and Assembly Center
8. Amkor Technologies	8. Advanced Micro Devices	8. Spansion
9. Advanced Micro Devices	9. National Semiconductor	9. Samsung
10. Samsung	10. Amkor Technologies	10.National Semiconductor

*	Accounted for more than 10% of total fiscal year net sales.

We believe that developing long-term relationships with our customers is critical to our success. By establishing these relationships with semiconductor manufacturers, semiconductor subcontract assemblers, and vertically integrated manufacturers of electronic systems, we gain insight into our customers’ future IC packaging strategies. This insight assists us in our efforts to develop material, equipment, and process solutions that address our customers’ future assembly requirements.

International Operations

We sell our products to semiconductor manufacturers, semiconductor subcontract assemblers, and vertically integrated manufacturers of electronic systems, which are primarily located in or have operations in the Asia/Pacific region. Approximately 93% of our fiscal 2006 net sales and 95% of our fiscal 2005 and 2004 net sales were for delivery to customer locations outside of the United States. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea, Japan, China and the Philippines. We expect sales outside of the United States to continue to represent a majority of our future revenues.

Sales and Customer Support

We believe that providing comprehensive worldwide sales, service, training, and support are important competitive factors in the semiconductor equipment industry, and we manage these functions through our global customer operations group. We rely on a combination of a direct sales force, manufacturers’ representatives and distributors for the sale of our various product lines. In order to support our customers whose semiconductor assembly operations are located primarily outside of the United States, we have sales, service, and support personnel based in China, Hong Kong, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand, and Europe, and applications labs in Singapore, Japan, Israel, and Taiwan. We provide timely customer service and support by positioning our service representatives and spare parts near customer facilities, which provides customers with the ability to place orders locally and to deal with service and support personnel who speak the customer’s language and are familiar with local country practices.

Backlog

At September 30, 2006, we had a backlog of customer orders totaling $56.0 million, compared to $59.0 million at July 1, 2006 and $91.5 million at September 30, 2005. Our backlog consists of customer orders which are scheduled for shipment within 12 months. Virtually all orders are subject to cancellation, deferral or rescheduling by the customer with limited or no penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of revenues for any succeeding quarterly period.

Manufacturing

We believe excellence in manufacturing can create a competitive advantage, both through lower costs and superior responsiveness. In order to achieve these goals, we manage our manufacturing operations through a single organization and are trending to fewer, larger factories to take advantage of economies of scale and the cost savings available in low labor cost areas.

Equipment. Our equipment manufacturing activities consist primarily of integrating outsourced parts and subassemblies, and testing the finished product to customer specifications. During fiscal 2006, most of our equipment manufacturing took place in Singapore, with a small number of machines built in Pennsylvania. We believe the outsourcing model enables us to minimize our fixed costs and capital expenditures and focus on product differentiation through technology innovations in system design and manufacturing quality control. Just-in-time inventory management has reduced our manufacturing cycle times and reduced our on-hand inventory requirements. We have received ISO 9001 and ISO 14001 certifications for our equipment manufacturing facility in Singapore.

Packaging Materials. We manufacture expendable tools at facilities in Yokneam, Israel and Suzhou, China, and bonding wire at facilities in Singapore and Thalwil, Switzerland. We manufacture blades for wafer sawing in Suzhou, China. Our bonding wire facility in Switzerland has received ISO 9001 certification; our bonding wire facility in Singapore has received QS9000 and ISO 14001 certifications; our bonding tools facility in Yokneam, Israel has received ISO 9001 and ISO 14001 certifications; and our bonding tools and dicing blades facility in Suzhou, China has received ISO 9001 and ISO 14001 certifications.

Research and Product Development

Many of our customers generate technology roadmaps describing the future manufacturing capability requirements needed to support their product development plans. Our research and product development activities are organized so that our products anticipate our customers’ requirements. This can happen either through continuous improvement of our existing products, including upgrades for products already installed in customers’ facilities, or through the creation of next-generation products. Examples of our continuous improvement strategy include the Maxum Elite and Maxum Ultra wire bonders – both improvements of the Maxum product line and our DuraCap line of bonding tools. Major next-generation development programs are underway for our wire bonders and die bonders. Whether we proceed via continuous improvement, or via next-generation technology development, our goal is technology leadership in each of our major product lines.

Our net expenditures for research and development totaled approximately $37.7 million, $28.5 million, and $28.4 million during our fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Competition

The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, as well as speed/throughput, production yield, process control, and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Wire bonders: ASM Pacific Technology and Shinkawa

•	Epoxy Die Bonders: Renesas, ESEC, ASM Pacific Technology and Shinkawa

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

In each of the markets we serve, we face competition and the threat of competition from established competitors and potential new entrants, some of which have greater financial, engineering, manufacturing, and marketing resources than we have. Some of our competitors are Asian and European companies that have had and may continue to have an advantage over us in supplying products to local customers because many of these customers appear to prefer to purchase from local suppliers, without regard to other considerations.

Intellectual Property

Where circumstances warrant, we seek to obtain patents on inventions governing new products and processes developed as part of our ongoing research, engineering, and manufacturing activities. We currently hold a number of United States patents, some of which have foreign counterparts. We believe that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents. We believe that our portfolio of patents will have more value in the future but that our success will depend primarily on our engineering, manufacturing, marketing, and service skills.

In addition, we believe that much of our important technology resides in our trade secrets and proprietary software. As long as we rely on trade secrets and unpatented knowledge, including software, to maintain our competitive position, we cannot assure you that competitors may not independently develop similar technologies and possibly obtain patents containing claims applicable to our products and processes. Our ability to defend ourselves against these claims may be limited. In addition, although we execute non-disclosure and non-competition agreements with certain of our employees, customers, consultants, selected vendors and others, there is no assurance that such secrecy agreements will not be breached, or that they can be enforced. Additional disclosures regarding these risks, as well as other risk factors facing the Company are included in Item 7 “Management’s Discussion and Analysis”, included herein.

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

Employees

At September 30, 2006, we had 2,454 permanent employees and 197 temporary and contract workers worldwide. The only employees represented by a labor union are the bonding wire employees in Singapore. Generally, we believe our employee relations to be good. Competition in the recruiting of personnel in the semiconductor and semiconductor equipment industry is intense, particularly with respect to engineering. We believe that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of September 30, 2006. Our executive officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	First Became an Officer (calendar year)	Position
C. Scott Kulicke	57	1976	Chairman of the Board of Directors and Chief Executive Officer
Charles Salmons	51	1992	Senior Vice President, Acquisition Integration
Jagdish (Jack) G. Belani	53	1999	Senior Vice President of Package Materials and Corporate Marketing
Maurice E. Carson	49	2003	Vice President and Chief Financial Officer
Bruce Griffing	56	2004	Vice President, Engineering
Christian Rheault	41	2005	Vice President, Equipment Segment

C. Scott Kulicke has been the Chief Executive Officer of our Company since 1979 and Chairman of the Board of Directors since 1984. His present term as a director expires in 2007. He first became an officer of the Company in 1976 and has held a number of executive positions with us since that time.

Charles Salmons holds the position of Senior Vice President, Acquisition Integration. He was appointed to this position in September 2006. He held the position of Senior Vice President, Wafer Test from November 2004. Mr. Salmons was Senior Vice President, Product Development from September 2002 to November 2004 and until 2006 Senior Vice President Operations from 1999 to 2004. From 1998 to 1999, he was General Manager, Wire Bonder operations and from 1994 to 1998 he was Vice President of Operations. Mr. Salmons has been an officer of the Company since 1992.

Jagdish (Jack) G. Belani holds the position of Senior Vice President of Package Materials and Corporate Marketing. He was appointed to this position in November 2005. Before this, he was Vice President of Wire Bonding and Corporate Marketing. Mr. Belani has also held the following positions: Vice President of all the Business Units and Marketing, President of the Wire Bonding Division and President of XLAM, which was our high density substrate group. He became an officer of the Company upon joining us in April 1999. Before joining us, he served for more than three years at Cypress Semiconductor Corporation, where he was Vice President of Assembly and Packaging. Before Cypress, he was with National Semiconductor Corporation for approximately 18 years in a variety of technical and managerial positions and one year with Advanced Micro Devices as a Wafer Fabrication Process Development Engineer. Mr. Belani has a B.Tech in Chemical Engineering from IIT, Madras; a M.S. in Metallurgical and Materials Engineering from IIT, Chicago and a J.D. from the Univ. Santa Clara.

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

Bruce Griffing holds the position of Vice President, Engineering. He was appointed to this position when he joined us in September 2004. From 2001 to 2003 Dr. Griffing served as Vice President and Chief Technology Officer of DuPont Photomask, a company that provides microimaging solutions. Before DuPont Photomask, Dr. Griffing worked for General Electric from 1979 to 2001, serving as a Laboratory Manager from 1986 to 2001. Dr. Griffing received his Ph.D in Physics from Purdue University in 1979.

Christian Rheault holds the position of Vice President, Equipment Segment. He was appointed to this position in 2006. Mr. Rheault manages the overall marketing and business operations for the Company’s equipment line, which includes all ball bonders and wafer bumping products, microelectronics products, die bonders, manual wire bonders as well as equipment rebuilds and spares. Previously, he served as Vice President and General Manager of our Ball Bonder Business Unit. An employee since 1998, Mr. Rheault has served in other positions of increasing responsibility including Director of Strategic Marketing and Vice President/General Manager of the Company’s Microelectronics Business Unit. Prior to joining the Company, Mr. Rheault held engineering and management positions at IBM Canada. He holds an Electrical Engineering degree at Canada’s Laval University and a DSA (Business Administration Diploma) at Sherbrooke University in Canada.

Item 1A. RISK FACTORS

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

Many of our expenses, such as research and development, selling, general and administrative expenses, and interest expense, do not vary directly with our net sales. Our research and development efforts include long-term projects lasting a year or more, which require significant investments. In order to realize the benefits of these projects, we believe that we must continue to fund them during periods when our net sales have declined. As a result, a decline in our net sales would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net sales, our operating results would decline. In a downturn, we may have excess inventory, which is required to be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:

•	the timing and extent of our research and development efforts;

•	severance, resizing, and other costs of relocating facilities;

•	inventory write-offs due to obsolescence; and

•	inflationary increases in the cost of labor or materials.

Because our revenues and operating results are volatile and difficult to predict, we believe that consecutive period-to-period comparisons of our operating results may not be a good indication of our future performance.

We may not be able to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must introduce these products and product enhancements into the market in a timely manner in response to customers’ demands for higher performance assembly equipment, leading-edge materials customized to address rapid technological advances in integrated circuits, and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive. The development and commercialization of new products requires significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

Substantially all of our sales and manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war

Approximately 93% of our net sales for fiscal 2006 and 95% of our net sales for fiscal 2005 and 2004 were to customers located outside of the United States, in particular to customers located in the Asia/Pacific region. Our future performance will depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and nearly all of our manufacturing operations are located in countries other than the United States. We manufacture our automatic ball bonders and bonding wire in Singapore, we manufacture capillaries in Israel and China, die bonders in Switzerland and China, bonding wire in Switzerland, and we have sales, service and support personnel in China, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to (net) receivables denominated in currencies other than a foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency (the U.S. dollar). In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials. An increase in the value of China’s Yuan could increase our material, labor, and other operating expenses in China. Our board has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We have entered into foreign exchange forward contracts and expect to enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

We may not be able to consolidate manufacturing facilities without incurring unanticipated costs and disruptions to our business

As part of our ongoing efforts to further reduce our cost structure, we seek to consolidate our manufacturing facilities. We may incur significant and unexpected costs, delays and disruptions to our business during this consolidation process. Because of unanticipated events, including the actions of governments, suppliers, employees or customers, we may not realize the synergies, cost reductions and other benefits of any consolidation to the extent or within the timeframe that we currently expect.

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

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses

We typically operate our business with limited visibility of future demand. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts of demand. We have in the past, and may again in the future, fail to forecast accurately demand for our products, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to forecast accurately demand for our products, including assembly equipment and packaging materials, our business, financial condition and operating results may be materially and adversely affected.

Advanced packaging technologies other than wire bonding may render some of our products obsolete

Advanced packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional die and wire bonding. These technologies include flip chip and chip scale packaging. Some of these advanced technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into advanced packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to advanced packaging technologies were to occur, demand for our equipment and related packaging materials may be materially and adversely affected.

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net sales. During fiscal 2006, 2005, and 2004, sales to Advanced Semiconductor Engineering, our largest customer accounted for 17%, 15% and 19%, respectively, of our net sales.

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

Diversification into multiple businesses increases demands on our management and systems

We recently acquired Alphasem, a manufacturer of die bonders, and may from time to time in the future seek to expand through further acquisition. Significant acquisitions increase demands on management, financial resources and information and internal control systems. Our success will depend, in part, on our ability to manage and integrate acquired businesses with our existing businesses and to successfully implement, improve and expand our systems, procedures and controls. If we fail to integrate businesses successfully or to develop the necessary internal procedures to manage diversified businesses, our business, financial condition and operating results may be materially and adversely affected.

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment and packaging materials industries

The semiconductor equipment and packaging materials industries are very competitive. In the semiconductor equipment, significant competitive factors include performance, quality, customer support and price. In the semiconductor packaging materials industry, competitive factors include price, delivery and quality.

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

Anti-takeover provisions in our articles of incorporation and bylaws, and under Pennsylvania law may discourage other companies from attempting to acquire us

Some provisions of our articles of incorporation and bylaws as well as Pennsylvania law may discourage some transactions where we would otherwise experience a fundamental change. For example, our articles of incorporation and bylaws contain provisions that:

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

Terrorist attacks, or other acts of violence or war may affect the markets in which we operate and our profitability

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and R&D facilities in the United States and manufacturing facilities in the United States, Singapore, Switzerland, China and Israel. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. Additional attacks or any broader conflict, could negatively impact on our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

We may be unable to generate enough cash to repay our debt

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to our common shares, we will be required to make annual cash interest payments of $1.3 million in each of fiscal years 2007 and 2008, $0.8 million in fiscal 2009 and $0.5 million in fiscal 2010 on our aggregate $195.0 million of convertible subordinated debt. Principal payments of $130.0 million and $65.0 million on the convertible subordinated debt are due in fiscal 2009 and 2010, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 57.2 million shares were outstanding as of September 30, 2006. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Weaknesses in our internal controls and procedures could result in material misstatements in our financial statements

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Management determined that a material weaknesses in our internal control over financial reporting existed as of September 30, 2006. See Item 9A — Controls and Procedures for a description of this material weakness.

We have begun to implement measures designed to remediate the material weakness in our internal controls by September 30, 2007 (See Item 9A — Controls and Procedures). We cannot assure you as to when the remediation measures will be fully implemented, nor can we assure you that additional material weaknesses will not be identified by our management or independent accountants in the future. In addition, even after the remediation measures are fully implemented, our internal controls may not prevent all potential errors or fraud, because any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

Item 2. PROPERTIES.

Our major operating facilities are described in the table below:

Facility	Approximate Size	Function	Products Manufactured	Lease Expiration Date (4)
Fort Washington, Pennsylvania	88,000 sq. ft. (1)	Corp. headquarters, manufacturing, technology center, sales and service	Wedge, large area bonders	April 2028

Suzhou, China	136,379 sq. ft. (1)	Manufacturing	Capillaries, dicing blades	October 2022

Singapore	77,500 sq.ft. (1)	Manufacturing, technology center, assembly systems	Wire bonders	August 2008

Singapore	38,400 sq. ft. (1)	Manufacturing, technology center, assembly systems	Bonding wire	May 2009

Yokneam, Israel	53,800 sq .ft. (2)	Manufacturing, technology center	Capillaries, wedges, die collets	N/A

Thalwil, Switzerland	15,100 sq .ft. (1)	Manufacturing	Bonding wire	(3)

Berg, Switzerland	69,940 sq.ft. (2)	Manufacturing, technology center	Die bonders	N/A

(1)	Leased.
(2)	Owned.
(3)	Cancelable semi-annually upon six months notice.
(4)	Includes lease extension periods at the Company’s option.

We also rent space for sales and service offices in: San Jose, California; Chandler, Arizona; China; Germany; Japan; Korea; Malaysia; the Philippines; Taiwan; and Thailand. We believe that our facilities generally are in good condition.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Global Market under the symbol “KLIC.” The following table lists the high and low per share sale prices for our common stock for the periods indicated:

	Common Stock Price
	High	Low
Fiscal year ended September 30, 2006:
First Quarter	$9.33	$5.95
Second Quarter	12.50	8.47
Third Quarter	10.23	7.05
Fourth Quarter	9.18	6.50

Fiscal year ended September 30, 2005:
First Quarter	$9.30	$5.70
Second Quarter	8.68	5.90
Third Quarter	8.44	4.94
Fourth Quarter	10.60	6.74

The payment of dividends on our common stock is within the discretion of our board of directors. We have not historically paid any cash dividends on our common stock, including during the past two fiscal years, and we do not expect to declare cash dividends on our common stock in the near future. We intend to retain earnings to finance the growth of our business and/or pay down debt.

For the purposes of calculating the aggregate market value of the shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed that all of our outstanding shares were held by nonaffiliates except for the shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our proxy statement relating to our 2007 Annual Meeting of Shareholders to be filed with the SEC on or about January 3, 2007.

On December 1, 2006, there were 535 holders of record of the shares of outstanding common stock.

Recent Sales of Unregistered Securities:

During the last fiscal year, except as otherwise disclosed on our current reports on Form 8-K, we have not sold any of our securities without registration under the Securities Act, except as described below:

During the quarter ended April 1, 2006, we issued and contributed 200,000 shares of our common stock with a fair value of approximately $1.8 million (based upon the market price at the time of contribution) to Reliance Trust Company, as Trustee of our defined benefit pension plan, in a private placement under Section 4(2) of the Securities Act. We issued and contributed the shares of our common stock to the trust to fund certain obligations to the pension plan.

On February 14, 2006, the Company purchased a portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal amount of $52.2 million for consideration consisting of 2.5 million shares of common stock with an aggregate fair value of $29.5 million and $18.7 million in cash. On February 16, 2006, the Company purchased an additional portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal amount of $22.8 million for consideration consisting of 1.1 million shares of common stock with an aggregate fair value of $13.2 million and $8.0 million in cash. In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Company recorded a net gain on the transactions of $4.0 million, net of deferred financing cost write-offs of $1.3 million and transaction costs of $0.4 million.

Item 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this report or in annual reports filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	(in thousands, except per share amounts)
	Fiscal Year Ended September 30,
	2002	2003	2004	2005	2006
Statement of Operations Data:
Net Sales:
Equipment	$169,469	$198,447	$361,244	$201,608	$319,788
Packaging materials	157,398	174,606	234,690	273,934	376,523

Total net sales	326,867	373,053	595,934	475,542	696,311
Cost of sales:
Equipment	142,965	129,092	208,616	115,558	178,473
Packaging materials	118,094	132,779	182,593	223,903	321,277

Total cost of sales (1)	261,059	261,871	391,209	339,461	499,750
Operating expenses:
Equipment	141,204	85,609	76,159	65,606	85,445
Packaging materials	53,827	31,896	26,399	30,724	33,674
Gain on sale of assets	—	—	—	—	(4,544)

Total operating expenses (1)	195,031	117,505	102,558	96,330	114,575

Income (loss) from operations:
Equipment	(114,700)	(16,254)	76,469	20,444	55,870
Packaging materials	(14,523)	9,931	25,698	19,307	21,572
Gain on sale of assets	—	—	—	—	4,544

Income (loss) from operations (1)	(129,223)	(6,323)	102,167	39,751	81,986

Interest income (expense), net	(14,941)	(16,491)	(9,357)	(1,578)	795
Gain (loss) on early extinguishment of debt	—	—	(10,510)	—	4,040
Other income and minority interest	2,010	—	—	—	—

Income (loss) from continuing operations before taxes	(142,154)	(22,814)	82,300	38,173	86,821
Provision for income taxes from continuing operations (2)	31,719	8,001	7,583	4,836	9,789

Income (loss) from continuing operations	(173,873)	(30,815)	74,717	33,337	77,032
Loss from discontinued operations, net of tax (2)(3)	(100,242)	(45,874)	(18,837)	(137,419)	(24,862)

Net income (loss)	$(274,115)	$(76,689)	$55,880	$(104,082)	$52,170

	(in thousands, except per share amounts)
	Fiscal Year Ended September 30,
	2002	2003	2004	2005	2006(1)
Per Share Data:

Income (loss) from continuing operations (4)
Basic	$(3.53)	$(0.62)	$1.47	$0.65	$1.40
Diluted	$(3.53)	$(0.62)	$1.17	$0.52	$1.14

Discontinued operations, net of tax per share: (4)
Basic	$(2.04)	$(0.92)	$(0.37)	$(2.67)	$(0.45)
Diluted	$(2.04)	$(0.92)	$(0.28)	$(2.03)	$(0.36)

Net income (loss) per share: (4)
Basic	$(5.57)	$(1.54)	$1.10	$(2.02)	$0.95
Diluted	$(5.57)	$(1.54)	$0.89	$(1.51)	$0.78

Shares used in per common share calculations: (4)
Basic	49,217	49,695	50,746	51,619	55,089
Diluted	49,217	49,695	68,582	67,662	68,881

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$111,300	$73,051	$95,766	$95,369	$157,283
Working capital	159,813	125,829	175,953	186,049	248,978
Total assets	538,682	442,861	476,958	386,496	405,501
Long-term debt (5) (6)	300,000	300,000	270,000	270,000	195,000
Shareholders’ equity (deficit)	69,323	97	67,020	(31,748)	79,306

(1)	During fiscal 2006, we recorded the following charges in continuing operations: $3.5 million in cost of sales and $0.8 million in operating expenses for the cumulative adjustment to correct immaterial errors in the consolidated financial statements; $0.6 million in cost of sales and $4.1 million in operating expenses for FAS 123R stock compensation expense; $9.0 million in operating expenses for incentive compensation and a gain on the sale of assets of $4.5 million in operating expenses.

During fiscal 2005, we recorded the following charges as operating expenses in continuing operations: severance charges of $0.9 million; China start-up costs of $1.2 million; and inventory write-downs of $1.0 million. We also recorded a gain on the sale of assets of $1.7 million within fiscal 2005 operating expenses.

During fiscal 2004, we recorded the following charges as operating expenses in continuing operations: severance charges of $1.9 million; China start-up costs of $0.1 million; inventory write-downs of $0.4 million; and a reversal of prior year resizing charges of $0.1 million. We also recorded a gain on the sale of assets of $0.9 million within fiscal 2004 operating expenses.

During fiscal 2003, we recorded the following charges as operating expenses in continuing operations: loss on sale of product lines of $5.3 million and asset impairment of $0.5 million which resulted from the write-down of assets that were sold and assets that became obsolete, $3.1 million of severance associated with workforce reductions; and charges for inventory write-downs of $1.7 million (to costs of sales).

During fiscal 2002, we recorded the following charges as operating expenses: goodwill impairment of $2.3 million associated with our saw blade business unit; asset impairment of $30.3 million primarily due to the cancellation of a company-wide integrated information system, the closure of our high density interconnect substrate business and the write-off of development and license costs of certain engineering and manufacturing software; $14.1 million of resizing charges comprised primarily of severance and contractual commitments associated with reductions in workforce in our continuing businesses. In fiscal 2002, we also recorded charges for inventory write-downs of $9.2 million (to costs of sales).

(2)	In fiscal 2006, we reversed $38.2 million of valuation allowance associated with our U.S. net operating loss carryforward deferred tax asset and provided $21.5 million for withholding tax liability associated with future repatriation of earnings. In fiscal 2005, we recorded $15.0 million of valuation allowance associated with our U.S. net operating loss carryforward deferred tax asset. In fiscal 2004, we reversed $11.2 million of valuation allowance associated with our U.S. net operating loss carryforward deferred tax asset. In fiscal 2003, we recorded a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards of $12.1 million. In fiscal 2002 we recorded a valuation allowance against our deferred tax asset consisting primarily of U.S. net operating loss carryforwards of $65.3 million and a charge of $25.0 million to provide for tax expense on repatriation of certain foreign earnings.

(3)	Reflects the operations of the Company’s former flip chip business unit and test division which were sold in February 2004 and March 2006, respectively.

(4)	For fiscal years 2002 and 2003, only the common shares outstanding have been used to calculate both the basic earnings per common share and diluted earnings per common share because the inclusion of potential common shares would be anti-dilutive due to the net losses from continuing operations reported in those years. The after-tax interest expense recognized in fiscal 2004, 2005 and 2006 associated with our convertible subordinated notes that was added back to net income in order to compute diluted net income per share was $5.2 million, $1.7 million and $1.4 million, respectively.

(5)	Does not include letters of credit.

(6)	In June 2004, we issued $65.0 million in principal amount of 1% Convertible Subordinated Notes due 2010 and in December 2003, we issued $205.0 million in principal amount of 0.5% Convertible Subordinated Notes due 2008. In February 2006, we repurchased $75.0 million of our 0.5% Convertible Subordinated Notes. In August 2001, we issued $125.0 million in principal amount of 5 1/4 % Convertible Subordinated Notes due 2006, which we redeemed in their entirety in August 2004. In December 1999, we issued $175.0 million in principal amount of 4.75% Convertible Subordinated Notes due 2006, which we redeemed in their entirety in December 2003.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

•	the projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	the projected continuing demand for wire bonder and die bonder equipment.

Generally, words such as “may,” “will,” “should,” “could,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” “goal” and “believe,” or the negative of or other variations on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this filing. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this section and in our other reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”). This discussion should be read in conjunction with the Consolidated Financial Statements and Notes in this report.

Introduction

We design, manufacture and market capital equipment and packaging materials as well as service, maintain, repair and upgrade equipment, all used to assemble semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is currently divided into two product segments:

•	equipment; and

•	packaging materials.

We believe we are the only major supplier to the semiconductor assembly industry that provides customers with semiconductor die bonding and wire bonding equipment along with the complementary packaging materials that actually contact the surface of the customer’s semiconductor devices. We believe that the ability to control these assembly related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

The semiconductor industry has been historically volatile, with periods of rapid growth followed by downturns. Compared to the first quarter of fiscal 2006, revenues for the second, third and fourth fiscal quarters were lower, as industry wide demand for automatic ball bonders decreased. As we look ahead to the first fiscal quarter of 2007, we expect net revenue to be in the $140 to $150 million range, including approximately $7 million in revenue from die bonders and excluding any impact of fluctuations in gold pricing. There can be no assurances regarding levels of demand for our products, and in any case, we believe the historical volatility – both upward and downward – will persist.

We have continued to lower our cost structure by consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing higher-performing, lower cost equipment. Cost reduction efforts have become, and will continue to be, an important part of our normal ongoing operations and we expect to continue to further drive down our cost structure below current levels, while not diminishing our product quality. Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business.

On November 3, 2006, we completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The business acquired is a leading supplier of die bonders. The consideration for the acquisition was approximately $27.1 million in cash, after a working capital adjustment and subject to further post closing adjustments. We will integrate Alphasem into our equipment segment.

Beginning in fiscal year 2006, to align our external reporting with management’s internal reporting, we no longer include “Corporate and Other” as a business segment. Costs previously presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to our two remaining business segments. The business segment information for fiscal 2004 and 2005 have been restated to reflect this change.

Discontinued Operations

During the three months ended April 1, 2006, we committed to a plan of disposal and sold our test business in two separate transactions as follows:

•	On March 3, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our wafer test business to SV Probe, PTE. Ltd. (“SV Probe”) for initial proceeds of $10.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006. Certain accounts receivable were excluded from the assets sold.

•	On March 31, 2006, we completed the sale of substantially all of the assets and certain of the liabilities of our package test business to Antares conTech, Inc., an entity formed by Investcorp Technology Ventures II, L.P. and its affiliates (collectively “Investcorp”) for initial proceeds of $17.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006.

We recorded a loss of $0.8 million on the disposal of our test business. We sold the test business to allow management to strengthen its focus on our core businesses – semiconductor assembly equipment and materials – and explore growth opportunities in these markets.

As part of the terms of each sale noted above, the associated China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The China-based assets associated with the sale to SV Probe were transferred to SV Probe in September 2006 and the China-based assets associated with the sale to Antares conTech were transferred to Antares conTech in December 2006, without additional consideration. In addition, we provided manufacturing and other transition services (invoiced at cost) to SV Probe through September 1, 2006 and provided these services to Antares conTech through November 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the financial results of the test business have been presented as discontinued operations in our Consolidated Financial Statements. See Note 2 to our Consolidated Financial Statements included in Item 8 of this report for further discussion of the divestiture of our test business.

Unless otherwise indicated, amounts provided throughout this report relate to continuing operations only.

Products and Services

We offer a range of wire bonding and die bonding equipment (and related spare parts) and packaging materials. Set forth below is a table listing the percentage of our total net revenues from continuing operations for each business segment:

	(in thousands)
	Fiscal Year Ended September 30,
	2004		2005		2006
	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues
Equipment	$361,244	61%	$201,608	42%	$319,788	46%
Packaging Materials	234,690	39%	273,934	58%	376,523	54%

	$595,934	100%	$475,542	100%	$696,311	100%

Our equipment sales have been, and are expected to remain, highly volatile due to the semiconductor industry’s need for new capability and capacity. Packaging materials unit sales tend to be less volatile, following the trend of total semiconductor unit production, however, fluctuations in gold metal commodity prices can have a significant impact on reported packaging materials net revenues.

See Note 11 to our Consolidated Financial Statements included in Item 8 of this report for financial results by business segment.

Equipment

We manufacture and market a line of wire bonders and die bonders. Our wire bonders are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of a semiconductor die and the leads on the integrated circuit (“IC”) package to which the die has been attached. We believe that our wire bonders offer competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our machines are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our die bonders perform the task of removing a semiconductor die from a previously cut/separated wafer and placing it onto a bed of dispensed epoxy, or tape, which will permanently attach the die to its package substrate. This step precedes the wire bonding process. We believe our die bonders have good position in the market, serving a wide range of applications. Die bonders and wire bonders share many of the same sub-assemblies, software features, and components and we believe joining the engineering and manufacturing expertise of these two products will yield superior equipment platforms. Our principal products are:

Ball Bonders. Automatic IC ball bonders represent a large majority of our semiconductor equipment business. As part of our competitive strategy, we have been introducing new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to its predecessor. We extended the life of the successful Maxum product line introducing the Maxum Ultra to succeed the Maxum Plus and the Maxum Elite to succeed the Nutek. Each of these machines provides approximately a 10% productivity improvement over its predecessor and offers various other performance improvements.

Specialty Wire Bonders. We also produce other models of wire bonders, targeted at specific market niches, including: the Model 8098, a large area ball bonder designed for wire bonding hybrid, chip on board applications, and other large area applications; and the Model 8090, a large area wedge bonder. We introduced a new model wafer stud bumper in the fourth quarter of fiscal 2005, the AT Premier™. The AT Premier™ is targeted for gold-to-gold interconnect in the flip chip market. With industry-leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

IC Die Bonders. In November 2006, we acquired the Alphasem die bonder product lines, consisting of the SwissLine and EasyLine models. These products are used by many of the same customers and applications that our wire bonders serve today. We expect to utilize the same competitive strategy as our wire bonders by developing new models that will both improve the productivity of the die bonders and increase the size of the market that the new models will serve.

Specialty Die Bonders. A portion of the Alphasem product line is a series of specialty bonders that consist of several equipment models based on the die bonder platform. This equipment is used for various assembly processes that include die sorting, power device assembly, MEMS assembly, and others.

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

Packaging Materials

We manufacture and market a range of semiconductor packaging materials and expendable tools for the semiconductor assembly market, including gold, aluminum and copper wire, capillaries, wedges, die collets, and saw blades, all of which are used in packaging and assembly processes. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment. A wire bonder uses a capillary or wedge tool and bonding wire much like a sewing machine uses a needle and thread. Our principal products are:

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

Accounting Policies and Estimates

We believe the following accounting policy is critical to the preparation of our financial statements:

Revenue Recognition. Our revenue recognition policy is in accordance with Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (Kulicke & Soffa factory), with title transferring to our customer at our loading dock or upon embarkation. We do have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. Revenue from royalty arrangements and license agreements is recognized in accordance with the contract terms, generally prorated over the life of the contract or based upon specific deliverables.

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

Critical Estimates and Assumptions:

Generally accepted accounting principles require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in our financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of unremitted foreign subsidiary earnings, self-insurance reserves, pension benefit liabilities, equity-based compensation expense, resizing, warranties, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which are the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies require significant judgments and estimates:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from our customers failure to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are also subject to concentrations of customers and sales to a few geographic locations, which would also impact the collectibility of certain receivables. If economic or political conditions were to change in some of the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable.

Inventory Reserves. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of 12 or 18 months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity, and a review of consumable inventory levels at our customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we record additional reserves for the difference between the carrying value of our inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than our projections, additional inventory reserves may be required. We review and physically dispose of excess and obsolete inventory on a regular basis.

Valuation of Long-lived Assets. Our long-lived assets include property, plant and equipment, and goodwill and intangible assets. Our property, plant and equipment and intangible assets are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying amount of these assets may not be recoverable. The fair value of our goodwill and intangible assets is based upon our estimates of future cash flows and other factors to determine the fair value of the respective assets. We manage and value our intangible technology assets in the aggregate, as one asset group, not by individual technology. We perform our annual goodwill and intangible assets impairment tests in the fourth quarter of each fiscal year, which coincides with our annual planning process. We also test for impairment whenever a “triggering” event occurs. Our impairment testing resulted in an impairment charge related to our discontinued test segment business of $100.6 million in fiscal 2005, and an impairment charge of $3.2 million in fiscal 2004 (recorded in Discontinued Operations) related to our PC board fabrication business. No impairment charge was recorded in fiscal 2006, as a result of our annual impairment test. If our actual results are less favorable than the estimates or assumptions used to determine the fair value of the respective assets, we may be required to record additional impairment charges in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. While we have considered future taxable income and our ongoing tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2002 and 2003 we established a valuation allowance against our deferred tax assets generated from our U.S. net operating losses. In fiscal 2004 and 2006 we reversed the portion of the valuation allowance that was equal to the U.S. federal income tax expense on our U.S. income for that fiscal year or related to our plans to repatriate certain unremitted foreign earnings. In fiscal 2005, we generated additional U.S. net operating loss carryforwards and established additional valuation allowances against these deferred tax assets. Also in fiscal 2005, we reduced the valuation allowance against U.S. net operating loss carryfowards for the repatriation of certain foreign earnings in fiscal 2006.

Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not succeed. We are currently subject to multiple tax audits and we believe that it is unlikely that the result of any of these audits would result in expense greater than our reserves. An adverse finding could result in a significant cash outlay.

Equity-based Compensation. Beginning on October 1, 2005 we account for our employee stock option grants under the provisions of SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our stock option grants under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 Accounting For Stock Issued to Employees (“APB 25”) and made pro forma footnote disclosures as required by SFAS No. 148, Accounting For Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting For Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in the footnotes to our consolidated financial statements were estimated using a Black-Scholes option valuation model. As a result of the adoption of SFAS 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized.

Correction of Error

As part of our fiscal 2006 annual financial closing process, it was determined that certain balance sheet accounts had not been properly reconciled during prior annual or interim periods. Specifically, the general ledger balance was either not agreed to supporting sub-ledger activity or the supporting documentation was inaccurate. As a result, we have determined that prior to correction, accrued liabilities were overstated by $4.3 million. We reviewed the impact of these errors on prior annual and interim periods and concluded that the cumulative impact of these errors in fiscal 2006 does not have a material impact on 2006. In accordance with APB No. 28, Interim Financial Reporting (“APB 28”), paragraph 29, in determining materiality for the purpose of reporting the cumulative effect of an error, amounts should be related to the estimated income for the full fiscal year and also the effect on the trend of earnings. Changes that are material with respect to an interim period but not material with respect to the estimated income for the full fiscal year or to the trend of earnings should be separately disclosed in the interim period. As the impact of correcting the error in fiscal 2006 was not material to the full year results, we have recorded the full amount in the fourth quarter of fiscal 2006. See Note 15 to our consolidated financial statements for discussion of the impact of this correction on the fourth quarter of fiscal 2006 results. The correction increased fiscal 2006 income from continuing operations by $4.3 million and increased the loss from discontinued operations by $0.5 million.

Overview of Statement of Operations

Net revenues. Our equipment sales depend on the capital expenditures of semiconductor manufacturers and subcontract assemblers worldwide, which in turn, depend on the current and anticipated market demand for semiconductors and technology driven advancements in semiconductor design.

Our packaging materials sales depend on manufacturing expenditures of semiconductor manufacturers and subcontract assemblers worldwide, many of which also purchase our equipment products. However, the volatility in unit demand for our packaging materials is less than that of our equipment sales due to the consumable nature of these products. Our gold bonding wire is generally priced based on a fabrication charge per 1,000 feet of wire, plus the value of the gold, which generally matches the price we pay for the gold from our gold supplier. Accordingly, we do not absorb fluctuations in the price of gold, but they may have a significant impact on our reported net revenue.

Cost of sales. Equipment cost of sales consists mainly of subassemblies, materials, direct and indirect labor costs, and other overhead. We rely on subcontractors to manufacture many of the components and subassemblies for our products and we rely on sole source suppliers for some material components.

Packaging materials cost of sales consists primarily of gold and aluminum, direct labor, and other materials used in the manufacture of bonding wire, capillaries, wedges, and other company products, with the cost of gold metal making up the majority of the cost. To minimize our exposure to gold price fluctuations, we obtain gold for fabrication under a contract with our gold supplier, which generally matches the price we pay for the gold with the price we invoice our customers. Accordingly, fluctuations in the price of gold are generally absorbed by our gold supplier. Since gold makes up a significant portion of the cost of sales and net revenues of our bonding wire business unit, the gross profit as a percentage of sales of that business unit and therefore of the packaging materials segment is lower than can be expected in the equipment business.

Selling, general and administrative expense. Our selling, general and administrative expense is comprised primarily of personnel and related costs, professional fees, and depreciation expense.

Research and development expense. Our research and development expense consists primarily of labor, prototype material and other costs associated with our development efforts to strengthen our product lines and develop new products and depreciation expense. Included in research and development expense is the cost to develop the software that operates our semiconductor assembly equipment, which is expensed as incurred. We expect to continue to incur significant research and development costs.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123R which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option pricing model as the method to estimate the fair value for awards and will recognize compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of fiscal 2006. (See Note 8 to our consolidated financial statements).

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon the initial adoption of SFAS 123R. The Company adopted SFAS 123R in the first quarter of fiscal 2006. (See Note 8 to our consolidated financial statements).

The Company also adopted the following accounting pronouncements in fiscal 2006:

•	SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”);

•	SFAS No. 153, Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29 (“SFAS 153”); and

•	FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.

The adoption of SFAS 151, SFAS 153 and FIN 47 did not have a material impact on our results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to be adopt SFAS 154 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations and financial condition.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are required to adopt SFAS 156 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 156 to have a material impact on our results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is required to be adopted by the Company in fiscal 2008. We are currently evaluating the potential impact of FIN 48 on our financial position and results of operations

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated results of operations or financial position.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment required under SFAS No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above are effective for fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. We are currently evaluating the impact of the adoption of SFAS 158 on our financial position and results of operations.

Results of Operations

Fiscal Years Ended September 30, 2004, 2005, and 2006

The table below shows the principal line items from continuing operations of our consolidated statements of operations, as a percentage of our net sales:

	Fiscal Year Ended September 30,
	2004	2005	2006
Net revenue	100.0%	100.0%	100.0%
Cost of sales	65.6	71.4	71.8

Gross margin	34.4	28.6	28.2
Selling, general and administrative	12.6	14.6	11.7
Research and development	4.8	6.0	5.4
Gain on sale of assets	(0.1)	(0.4)	(0.7)

Income from operations	17.1%	8.4%	11.8%

Fiscal Years Ended September 30, 2005 and September 30, 2006

Bookings and Backlog. During the fiscal year ended September 30, 2006, we recorded bookings of $660.9 million compared to $516.2 million in fiscal 2005. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets the Company’s credit requirements. At September 30, 2006, the backlog of customer orders totaled $56.0 million, compared to $91.5 million at September 30, 2005. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period.

Net Revenues

Business segment net revenues:

	(dollar amounts in thousands)
	Fiscal year ended September 30,
	2005	2006	% Change
Equipment	$201,608	$319,788	58.6%
Packaging materials	273,934	376,523	37.5%

	$475,542	$696,311	46.4%

Net Revenue. Overall, net revenue for fiscal 2006 increased $220.8 million or 46.4% to $696.3 million from $475.5 million in fiscal 2005. Included in the revenue for the package material segment is gold metal value that is generally passed through to the customer. The total amount of gold metal value included in our packaging materials revenue in fiscal 2006 is $278.8 million compared to $183.8 million in fiscal 2005. These same amounts are included in the cost of sales. Following is a review of net revenue for each of our two business segments.

For fiscal 2006, net revenue for the equipment segment increased $118.2 million or 58.6% to $319.8 million from $201.6 million in fiscal 2005. The increase in revenue was due to a 75.1% increase in unit sales of our automatic ball bonders, caused by increased industry-wide demand for backend semiconductor equipment. Average selling prices (ASP) decreased 1.5% compared to fiscal year 2005. Fiscal year 2005 included significant volume of a customized product to a customer with a much higher ASP than a traditional ball bonder.

For fiscal 2006, net revenue for the packaging materials segment increased $102.6 million, or 37.5% to $376.5 million from $273.9 million in fiscal 2005. This increase in revenue primarily resulted from a $100.5 million increase in wire revenue. Of the $100.5 million increase in wire revenue, $34.9 million was due to increased volumes of wire sold (measured in Kft) and $65.6 million was due to an increase in gold wire average selling prices primarily caused by an increase in the price of gold. Gold wire selling prices are heavily dependent upon the price of gold and can fluctuate significantly from period to period.

The majority of our sales are to customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 95% of our total sales in fiscal 2005 and 93% in 2006. The majority of these foreign sales were to customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Korea, Singapore, and Japan. Taiwan accounted for the largest single destination for our product shipments with 25% of our shipments in fiscal 2006 compared to 27% of our shipments in the prior fiscal year.

Gross Profit

Business segment gross profit:

	(dollar amounts in thousands)
	Fiscal year ended September 30,
	2005	% Sales	2006	% Sales
Equipment	$86,050	42.7%	$141,315	44.2%
Packaging materials	50,031	18.3%	55,246	14.7%

	$136,081	28.6%	$196,561	28.2%

Gross profit. Overall, gross profit for fiscal 2006 increased $60.5 million to $196.6 million from $136.1 million in fiscal 2005. This higher gross profit is primarily due to increased industry-wide demand, particularly for automatic ball bonders sold within our equipment segment.

For fiscal 2006, our equipment segment gross profit increased $55.3 million, compared to fiscal year 2005, as industry-wide demand for automatic ball bonders increased sharply. Gross margin increased to 44.2% in fiscal year 2006 from 42.7% in fiscal year 2005. The increase in gross margin was mainly due to a 0.3% reduction in material cost. Approximately $3.5 million of our equipment segment’s fiscal 2006 gross profit included a cumulative adjustment to correct an immaterial error (See Note 1 and Note 15 to our consolidated financial statements).

For fiscal 2006, our packaging materials segment gross profit increased $5.2 million to $55.2 million from $50.0 million in fiscal 2005. This increase was primarily due to increased sales of gold wire and expendable tools. Our packaging materials gross margin declined to 14.7% from 18.3% for the year ago period. This decline in gross margin was primarily due to a 31.5% increase in the cost of gold during fiscal 2006, compared to the same period a year ago. The 46.6% increase in wire sales also contributed to the decline in gross margins during the twelve months ended September 30, 2006, compared to the same period a year ago.

Operating Expenses

	(dollar amounts in thousands)
	Fiscal year ended September 30,
	2005	% Sales	2006	% Sales
Selling, general and administrative	$69,525	14.6%	$81,462	11.7%
Research and development	28,495	6.0%	37,657	5.4%
Gain on sale of assets	(1,690)	-0.4%	(4,544)	-0.7%

	$96,330	20.3%	$114,575	16.5%

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses of $81.5 million for the fiscal year ended September 30, 2006 increased $11.9 million compared to the SG&A expenses of $69.5 million in fiscal 2005. This increase was primarily due to an increase in incentive compensation of $9.0 million, and the recording of $3.0 million of stock-based compensation expense associated with the adoption of SFAS 123R in fiscal 2006. Incentive compensation expense is recorded when net income and certain other performance targets are achieved.

Research and Development

Research and Development expenses for fiscal 2006 increased by $9.2 million to $37.7 million from $28.5 million in fiscal 2005. The increase was primarily due to costs associated with the development of the next generation ball bonder and stock based compensation associated with the adoption of SFAS 123R.

Gain on sale of assets

For the fiscal year ended September 30, 2006, the $4.5 million net gain on sale of assets represents the gain recognized on the sale of the land and building of our former corporate headquarters location in Willow Grove, Pennsylvania. For the fiscal year ended September 30, 2005, the $1.7 million net gain on sale of assets primarily consists of the gain on the sale of our wedge bonding technology of $1.6 million.

Income from Operations

Income from operations by business segment appears below:

	(dollar amounts in thousands)
	Fiscal year ended September 30,
	2005	% Sales	2006	% Sales
Equipment	$20,444	10.1%	$55,870	17.5%
Packaging materials	19,307	7.0%	21,572	5.7%
Gain on sale of assets	—	—	4,544	0.7%

	$39,751	8.4%	$81,986	11.8%

For fiscal 2006, we had income from operations of $82.0 million, compared to income from operations of $39.8 million in fiscal 2005. This change was primarily due to a $220.8 million increase in sales caused by increased industry-wide demand for automatic ball bonders.

For fiscal 2006, income from operations for our equipment business segment increased $35.4 million due to increased industry-wide demand for our automatic ball bonders. Income from operations for our packaging materials business segment increased $2.3 million primarily due to higher volumes of wire sold and an increase in gold wire average selling price caused by an increase in the price of gold.

Interest Income and Expense

Interest income during fiscal 2006 was $1.7 million higher than in fiscal 2005 due to higher rates of return on invested cash balances and higher invested cash balances. Interest expense in fiscal 2006 was $0.7 million lower than fiscal 2005. Interest expense in both the current and prior fiscal year primarily reflects interest on our Convertible Subordinated Notes. The reduction in interest expense in fiscal 2006 was primarily due to the repurchase of a portion of our outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $75.0 million.

Gain (loss) on Early Extinguishment of Debt

In fiscal 2006, we exchanged a total of 3.6 million shares of our common stock and $26.4 million of cash for $75.0 million (face value) of our Convertible Subordinated Notes outstanding. In accordance with APB No. 26, Early Extinguishment of Debt, we recorded a gain on early extinguishment of debt of $4.0 million, net of deferred amortization costs written off of $1.3 million and transaction costs of $0.4 million, as the exchanges included a number of shares that was less than the number of shares issuable under the original conversion terms.

Provision for Income Taxes

Our provision for income taxes from continuing operations for fiscal 2006 reflects income tax expense of $9.8 million, which primarily consists of $1.3 million for federal alternative minimum taxes, $2.0 million for state income taxes, $2.0 million for income taxes on income earned in foreign jurisdictions, $3.6 million of income tax expense for additional foreign income tax exposures, $0.6 million for potential repatriation of foreign earnings, and $0.3 for foreign withholding taxes. Our tax expense in fiscal 2005 reflects income tax expense on income in foreign jurisdictions, foreign income tax exposures and potential repatriation of foreign earnings.

Our future effective tax rate would be affected if earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Loss from Discontinued Operations, net of tax

In fiscal 2005 and 2006, our discontinued operations consist of our former test interconnect business unit (see the description of the sale of this business in the introduction to this Management’s Discussion Analysis of Financial Condition and Results of Operations).

The test segment was sold in fiscal 2006, but had net revenue of $42.7 million through the date of sale. This former segment reported net revenue of $85.7 million in fiscal 2005. The loss from the test segment’s operations for fiscal 2006 was $24.9 million, including a loss on disposal of $0.8 million, net of a benefit from income taxes of $1.4 million. Included in the loss from discontinued operations are operating losses of $10.6 million, and accrued severance and facilities costs of approximately $6.4 million and $6.1 million, respectively. The facilities costs of $6.1 million are net of estimated sublease income from the affected facilities. These estimates of sublease income are subject to change, and such changes could result in an increase or decrease to the estimated facilities charges previously recorded. These payments are expected to be paid out through September 2012. The loss from the test segment’s operations for fiscal 2005 was $137.4 million. The major classes of test assets and liabilities sold included: $12.3 million in accounts receivable; $9.8 million in inventory; $12.7 million in property, plant and equipment; and $5.2 million in accounts payable.

Accruals recorded in fiscal 2006 for obligations associated with the discontinuation of the test business are presented below:

	(in thousands)
	Severance and related benefits	Facilities	Total
Provisions recorded in fiscal 2006	$6,355	$6,138	$12,493
Payment of obligations	(4,817)	(684)	(5,501)

Balance, September 30, 2006	$1,538	$5,454	$6,992

Fiscal Years Ended September 30, 2004 and September 30, 2005

Bookings and Backlog. During the fiscal year ended September 30, 2005, we recorded bookings of $516.2 million compared to $594.7 million in fiscal 2004. A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets the Company’s credit requirements. At September 30, 2005, the backlog of customer orders totaled $91.5 million, compared to $50.8 million at September 30, 2004. Since the timing of deliveries may vary and orders are generally subject to cancellation, our backlog as of any date may not be indicative of net sales for any succeeding period.

Net Revenues

Business segment net revenues:

	(dollar amounts in thousands)
	Fiscal year ended September 30,
	2004	2005	% Change
Equipment	$361,244	$201,608	-44.2%
Packaging materials	234,690	273,934	16.7%

	$595,934	$475,542	-20.2%

Net Revenue. Overall, net revenue for fiscal 2005 decreased $120.4 million or 20% to $475.5 million from $595.9 million in fiscal 2004. Following is a review of net revenue for each of our two business segments.

For fiscal 2005, net revenue for the equipment segment declined $159.6 million or 44% to $201.6 million from $361.2 million in fiscal 2004. This decrease in revenue was primarily due to a 51% reduction in unit sales of our automatic ball bonders caused by reduced industry-wide demand for backend semiconductor equipment. Partially offsetting this decrease in unit sales was a 2% increase in average selling prices, resulting from higher average selling prices on our next generation automatic ball bonders. Generally, the proportion of newer models sold, as well as product and customer mix, impact average selling prices.

For fiscal 2005, net revenue for the packaging materials segment increased $39.2 million or 17% to $273.9 million from $234.7 million in fiscal 2004. This increase in revenue resulted from a $43.7 million increase in wire revenue that was partially offset by a $4.2 million reduction in expendable tools revenue. The $43.7 million increase in wire revenue was primarily due to a 27.2% increase in gold wire unit volumes caused by increased orders from existing customers and two new customers in Taiwan, along with a 8.0% increase in average selling prices caused by an increase in the price of gold. The $4.2 million reduction in expendable tools revenue was primarily due to an 8% reduction in average selling prices caused by pricing pressures, and a 4% reduction in capillary unit sales caused by lower industry-wide demand. Gold wire selling prices are heavily dependent upon the price of gold and can fluctuate significantly from period to period.

The majority of our sales are to customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 95% of our total sales in both fiscal 2005 and 2004. The majority of these foreign sales were to customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Korea, Singapore, and Japan. Taiwan accounted for the largest single destination for our product shipments with 27% of our shipments in fiscal 2005 compared to 29% of our shipments in the prior fiscal year.

Gross Profit

Business segment gross profit:

	(dollar amounts in thousands)
	Fiscal year ended September 30,
	2004	% Sales	2005	% Sales
Equipment	$152,628	42.3%	$86,050	42.7%
Packaging materials	52,097	22.2%	50,031	18.3%

	$204,725	34.4%	$136,081	28.6%

Gross profit. Overall, gross profit for fiscal 2005 decreased $68.6 million to $136.1 million from $204.7 million in fiscal 2004. This lower gross profit is primarily due to reduced industry-wide demand, particularly for automatic ball bonders sold within our equipment segment.

For fiscal 2005, gross profit for the equipment segment decreased $66.6 million to $86.1 million from $152.6 million in fiscal 2004, as industry-wide demand for automatic ball bonders declined sharply. Our equipment segment gross margin increased slightly from 42.3% in fiscal 2004 to 42.7% in fiscal 2005.

For fiscal 2005, gross profit for our packaging materials segment decreased $2.1 million to $50.0 million from $52.1 million in fiscal 2004. This $2.1 million (net) reduction was primarily due to lower average selling prices for our capillary products (caused by pricing pressures) that amounted to $4.0 million, which was partially offset by an increase in gross profit of $1.9 million from increased gold wire sales. Our packaging materials segment gross margin declined to 18.3% during fiscal 2005 from 22.2% in fiscal 2004. This decline in gross margin was primarily due to a higher percentage of lower margin wire sales compared to other packaging materials sold, as wire sales increased 25% during fiscal 2005 from fiscal 2004. An 8% increase in the cost of gold also contributed to the decline in gross margins during fiscal 2005, compared to fiscal 2004.

Operating Expenses

	(dollar amounts in thousands)
	Fiscal year ended September 30,
	2004	% Sales	2005	% Sales
Selling, general and administrative	$75,137	12.6%	$69,525	14.6%
Research and development	28,427	4.8%	28,495	6.0%
Resizing (recovery) costs	(68)	—	—	—
Gain on sale of assets	(938)	-0.2%	(1,690)	-0.4%

	$102,558	17.2%	$96,330	20.3%

Selling, General and Administrative Expenses

SG&A expenses of $69.5 million for the fiscal year ended September 30, 2005 decreased $5.6 million compared to the SG&A expenses of $75.1 million in fiscal 2004. This decrease was primarily due to a decrease in incentive compensation of $6.3 million, which was partially offset by an increase in professional fees of $2.3 million, which includes the costs associated with the Company’s compliance with the requirements of the Sarbanes-Oxley Act of 2002. Incentive compensation expense is recorded when net income and certain other performance targets are achieved.

Research and Development

Research and Development expenses for fiscal 2005 were flat at $28.5 million from $28.4 million in fiscal 2004.

Resizing

The Company recorded resizing charges in fiscal 2002 of $19.7 million (includes $14.1 million in continuing operations and $5.6 million in discontinued operations) and $4.2 million in fiscal 2001 (includes $3.9 million in continuing operations and $0.3 million in discontinued operations). In fiscal 2004, the Company reversed $0.1 million of these resizing charges in continuing operations and in fiscal 2003 it reversed $0.5 million of these resizing charges (includes $0.4 million in continuing operations and $0.1 million in discontinued operations) as the actual severance costs were less than the costs originally estimated.

In addition to the formal resizing costs identified below, the Company continued (and is continuing) to downsize its operations. These downsizing efforts resulted in workforce reduction charges, consisting primarily of severance and benefit payments recorded in continuing and discontinued operations, of $3.7 million in fiscal 2005 compared to $4.5 million in fiscal 2004. In contrast to the resizing plans discussed above, these workforce reductions were not related to formal or distinct restructurings, but rather, the normal and recurring management of employment levels in response to business conditions and our ongoing effort to reduce the Company’s cost structure.

A table of the charges, reversals and payments of the formal resizing plans initiated in fiscal 2002 appears below:

	(in thousands)
Fiscal 2002 Resizing Plans	Severance and Benefits	Commitments	Total
Provision for resizing plans in fiscal 2002 recorded in continuing and discontinued operations	$10,379	$9,282	$19,661
Payment of obligations	(5,914)	(300)	(6,214)

Balance, September 30, 2002	4,465	8,982	13,447
Change in estimate	(455)	—	(455)
Payment of obligations	(3,135)	(3,192)	(6,327)

Balance, September 30, 2003	875	5,790	6,665
Change in estimate	(68)	—	(68)
Payment of obligations	(440)	(2,619)	(3,059)

Balance, September 30, 2004	367	3,171	3,538
Payment of obligations	(342)	(2,064)	(2,406)

Balance, September 30, 2005	$25	$1,107	$1,132

The plans have been completed but cash payments for the severance charges and commitments (non-cancelable operating lease obligations) will continue into fiscal 2006.

Gain on sale of assets

For the fiscal year ended September 30, 2005, the $1.7 million net gain on sale of assets primarily consists of the gain on the sale of our wedge bonding technology of $1.6 million. In fiscal 2004, we realized a gain of $0.9 million on the sale of land and a building.

Income from Continuing Operations

Income from operations by business segment appears below:

	(dollar amounts in thousands)
	Fiscal year ended September 30,
	2004	% of Segment Sales	2005	% of Segment Sales
Equipment	$76,469	21.2%	$20,444	10.1%
Packaging materials	25,698	10.9%	19,307	7.0%

	$102,167	17.1%	$39,751	8.4%

For fiscal 2005, we had income from continuing operations of $39.8 million, compared to income from continuing operations of $102.2 million in fiscal 2004. This change was primarily due to a $120.4 million decline in sales caused by reduced industry-wide demand for automatic ball bonders.

For fiscal 2005, income from operations for our equipment business segment decreased $56.0 million due to reduced industry-wide demand for our automatic ball bonders. Income from operations for our packaging materials business segment decreased $6.4 million due to lower capillary sales caused by pricing pressures and lower industry-wide demand.

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

Provision for Income Taxes

The provision for income taxes for fiscal 2005 reflects income tax expense of $4.8 million, which primarily consists of $4.4 million of income taxes on income earned in foreign jurisdictions, $3.3 million for additional foreign income tax exposure, $0.6 million for the potential repatriation of foreign earnings, $0.4 million for U.S. Alternative Minimum tax, and a credit of $3.9 million associated with a reduction of the valuation allowance on U.S. net operating loss carryfowards due to the planned repatriation of foreign earnings in fiscal 2006. During fiscal 2005, we increased our valuation allowance against U.S. net operating loss carryforwards by approximately $3.0 million, which is equal to the amount of deferred tax asset generated by additional U.S. net operating loss carryforwards. Our tax expense in fiscal 2004 reflects income tax on income in foreign jurisdictions, alternative minimum tax on U.S. income and a provision for California state income tax.

Our future effective tax rate would be affected if earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

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

Loss from Discontinued Operations, net of tax

The Company’s discontinued operations consists of its test interconnect business unit (see the description of the sale of this business in the introduction to this Management’s Discussion Analysis of Financial Condition and Results of Operations) in fiscal 2005 and its test interconnect and Flip chip businesses in fiscal 2004. Net sales included in discontinued operation were $85.7 million in fiscal 2005 compared to $131.2 million in fiscal 2004. The lower sales of $45.5 million or 35% were primarily due to reduced industry-wide demand, reduced market share caused by factory closings and operations transfers, product pricing pressures, and lower demand for our products from our customers. The net loss from discontinued operations in fiscal 2005 was $137.4 million compared to $18.8 million in the prior year. The increased loss of $118.6 million was due primarily to a goodwill impairment charge of $51.8 million, an asset impairment charge of $48.8 million, and lower gross profit as the result of the lower net sales. The major classes of test assets and liabilities sold included: $12.3 million in accounts receivable; $9.8 million in inventory; $12.7 million in property, plant and equipment; and $5.2 million in accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, total cash and investments were $157.3 million compared to $95.4 million at September 30, 2005, an increase of $61.9 million.

The net cash provided by operating activities (from continuing operations) in fiscal 2006 was $78.3 million and primarily attributable to income from continuing operations of $77.0 million plus non-cash expenses/income of $8.2 million that was partially offset by net changes in operating assets and liabilities of $6.9 million. The net outflow of cash from operating assets and liabilities of $6.9 million was primarily due to the paydown of accounts payable partially offset by a reduction in accounts receivable. Including the net cash used in discontinued operations of $15.0 million, net cash provided by operating activities was $63.3 million in fiscal 2006.

The net cash used in investing activities (from continuing operations) of $16.9 million consists of purchases of short-term investments totaling $36.6 million and capital expenditures of $9.5 million offset in part by the net proceeds from the sale of marketable securities of $29.8 million. Including the net cash provided by discontinued operations of $28.0 million, which represents primarily the proceeds from the sale of the test business, net cash provided by investing activities was $11.0 million in fiscal 2006.

The net cash used in financing activities of $19.8 million includes $26.6 million of cash used in the early extinguishment of $75.0 million (face value) of our Convertible Subordinated Notes that is partially offset by proceeds from the exercise of employee stock options of $6.8 million.

As mentioned previously, we acquired Alphasem, a leading supplier of die bonder equipment in November 2006, for approximately $27.1 million in cash, after a working capital adjustment and subject to further post closing adjustments. In addition to the cash used to purchase Alphasem, our primary need for cash in fiscal 2007 will be to provide the working capital necessary to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2007 capital expenditure needs to be between $10 million and $15 million. We financed our working capital needs and capital expenditure needs in fiscal 2006, and the acquisition of Alphasem, through internally generated funds and expect to continue to generate cash from operating activities during fiscal 2007 to meet our cash needs. We expect to use the excess cash generated from our operating activities to fund future growth opportunities and/or to redeem a portion of our convertible subordinated notes.

Our long term debt at September 30, 2005 and 2006 consisted of the following:

				(in thousands)
	Fiscal Year of Maturity	Conversion Price	Rate	September 30,
Type				2005	2006
Convertible Subordinated Notes	2009	$20.33	0.50%	$205,000	$130,000
Convertible Subordinated Notes	2010	$12.84	1.00%	65,000	65,000

				$270,000	$195,000

Our 0.5% Convertible Subordinated Notes mature on November 30, 2008, bear interest at 0.5% per annum and are convertible into common stock of the Company at a conversion price of $20.33 per share, subject to adjustment for certain events. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% Convertible Subordinated Notes (described below). There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on May 30 and November 30 of each year. In fiscal 2006, we exchanged a total of 3.6 million shares of our common stock and $26.4 million of cash for $75.0 million (face value) of the 0.5% Convertible Subordinated Notes.

Our 1.0% Convertible Subordinated Notes mature on June 30, 2010, bear interest at 1.0% per annum and are convertible into our common stock at a conversion price of $12.84 per share, subject to adjustment for certain events. The conversion rights of these notes may be terminated if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our 0.5% Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. Interest on the notes is payable on June 30 and December 30 of each year.

In accordance with SFAS No. 98, “Accounting For Leases”, during fiscal 2005 the Company recorded debt of $10.6 million (reduced to $10.1 million at September 30, 2005 and classified as a current liability), as part of accounting for a sale-leaseback transaction, associated with the sale of our former headquarters building in Willow Grove, PA, as a direct financing arrangement. The building in Willow Grove was sold in May 2006 and this direct financing liability was eliminated and removed from our balance sheet.

Under U.S. Generally Accepted Accounting Principles, certain obligations and commitments are not required to be included in our consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 30, 2006 have not been included in our consolidated balance sheet and statements of operations included in Item 8 to this report; however, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity. The most significant of these are our operating lease commitments and inventory purchase obligations.

The following table identifies obligations and contingent payments under various arrangements at September 30, 2006, including those not included in our consolidated balance sheet:

	Total	Amounts due in 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
Contractual Obligations:
Long-term debt	$195,000	$—	$130,000	$65,000	$—
Interest expense*	3,845	1,300	2,059	486	—
Operating Lease obligations
Continuing operations	32,804	4,967	7,129	4,564	16,144
Discontinued operations **	8,078	1,625	2,669	2,832	952
Inventory Purchase obligations*	27,865	27,865	—	—	—
Continuing operations
Commercial Commitments:
Gold supply financing guarantee	11,918	11,918	—	—	—
Standby Letters of Credit*	1,086	1,086	—	—	—

Total Contractual Obligations and Commercial Commitments	$280,596	$48,761	$141,857	$72,882	$17,096

*	Represents contractual amounts not reflected in the consolidated balance sheet at September 30, 2006.
**	$5.5 million of the discontinued operations operating lease obligation is reflected in the consolidated balance sheet at September 30, 2006.

In addition the to the obligations identified in the above table, the following long-term liabilities are recorded in our consolidated balance sheet at September 30, 2006: obligation to our non-contributory defined benefit pension plan of $2.1 million; post employment foreign severance obligations of $2.2 million; and lease retirement obligations of $2.0 million. The timing of the ultimate payment of these obligations was uncertain at September 30, 2006.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. The operating lease obligations at September 30, 2006 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The Gold supply financing guarantee includes gold inventory purchases we are obligated to pay for upon shipment of fabricated gold to our customers.

The standby letters of credit represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

At September 30, 2006, the fair value of our $130.0 million 0.5% Convertible Subordinated Notes was $114.7 million, and the fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $55.9 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. At September 30, 2006, the Standard & Poor’s rating on our convertible subordinated notes was B-.

We have a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the three years before retirement. Our funding policy is consistent with the funding requirements of U.S. Federal employee benefit and tax laws. We contributed approximately $1.8 million (based on the market price at the time of contribution) in Company stock to the Plan in Fiscal 2006 and $1.5 million in fiscal 2005. In fiscal 2007, we expect to make a contribution of up to $5.0 million in a combination of Company common stock and cash. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. At September 30, 2006, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $21.3 million (see Note 5 of the Company’s Consolidated Financial Statements). If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2006, the fair market value of the portfolio would decline by approximately $0.1 million.

Our international operations, particularly those in Switzerland, are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency (the Swiss Franc and the Euro). We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. Based on our overall currency rate exposure at September 30, 2006, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have approximately a $2.0 million impact on our financial position, results of operations and cash flows for a three month period. This impact is heavily dependent on numerous factors associated with our foreign operations, including sales to certain customers, product mix and demand, and expense levels. We may enter into foreign exchange forward contracts and other instruments designed to minimize the short-term impact of foreign currency fluctuations on our business. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

[This page intentionally left blank]

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kulicke & Soffa Industries, Inc.:

We have completed integrated audits of Kulicke and Soffa Industries, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. (the “Company”) at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004) “Share-Based Payment” during the year ended September 30, 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Kulicke and Soffa Industries, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the Company not maintaining effective controls over processes associated with the reconciliation and analysis of certain accounts payable and accrual balances, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of September 30, 2006, the Company did not operate effective controls over the process associated with the reconciliation and analysis of certain account balances. Specifically, the Company did not ensure the general ledger for certain balances were accurately and completely reconciled with the subledgers or other supporting documentation. As a result of this deficiency, during fiscal 1999 through 2005, certain accounts payable and accrual balances were overstated and the Company’s earnings were understated. These misstatements were reflected in the Company’s financial statements through June 2006. This control deficiency could have resulted in a material misstatement of certain balance sheet accounts and related income statement accounts in the Company’s annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Kulicke and Soffa Industries, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Kulicke and Soffa Industries, Inc. has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

December 14, 2006

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$79,455	$133,967
Restricted cash	1,381	1,973
Short-term investments	14,533	21,343
Accounts receivable, net of allowance for doubtful accounts (2005 - $2,086; 2006 - $3,068)	128,376	120,651
Inventories, net	46,115	47,866
Prepaid expenses and other current assets	10,267	10,446
Deferred income taxes	1,605	3,990
Current assets of discontinued operations	23,828	3,832

TOTAL CURRENT ASSETS	305,560	344,068

Property, plant and equipment, net	32,428	28,487
Goodwill	29,684	29,684
Other assets	6,120	3,262
Non-current assets of discontinued operations	12,704	—

TOTAL ASSETS	$386,496	$405,501

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$10,119	$—
Accounts payable	53,498	42,881
Accrued expenses	32,748	32,970
Income taxes payable	17,196	19,239
Current liabilities of discontinued operations	5,950	—

TOTAL CURRENT LIABILITIES	119,511	95,090

Long-term debt	270,000	195,000
Other liabilities	6,389	10,640
Deferred income taxes	22,344	25,465

TOTAL LIABILITIES	418,244	326,195

Commitments and contingent liabilities (Note 14)	—	—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; without par value:
Authorized - 5,000 shares; issued - none	—	—
Common stock, without par value:
Authorized - 200,000 shares; issued and outstanding:
2005 - 51,981 shares; 2006 - 57,208 shares	218,426	277,194
Retained earnings (deficit)	(243,994)	(191,824)
Accumulated other comprehensive loss	(6,180)	(6,064)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(31,748)	79,306

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$386,496	$405,501

The accompanying notes are an integral part of these consolidated financial statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2004	2005	2006
Net revenue	$595,934	$475,542	$696,311
Cost of sales	391,209	339,461	499,750

Gross profit	204,725	136,081	196,561

Selling, general and administrative	75,137	69,525	81,462
Research and development	28,427	28,495	37,657
Resizing	(68)	—	—
Gain on sale of assets	(938)	(1,690)	(4,544)

Operating expenses	102,558	96,330	114,575

Income from operations	102,167	39,751	81,986

Interest income	1,109	2,228	3,921
Interest expense	(10,466)	(3,806)	(3,126)
Gain (loss) on extinguishment of debt	(10,510)	—	4,040

Income from continuing operations before income taxes	82,300	38,173	86,821
Provision for income taxes from continuing operations	7,583	4,836	9,789

Income from continuing operations	74,717	33,337	77,032
Loss from discontinued operations, net of tax	(18,837)	(137,419)	(24,862)

Net income (loss)	$55,880	$(104,082)	52,170

Income per share from continuing operations:
Basic	$1.47	$0.65	$1.40
Diluted	$1.17	$0.52	$1.14

Loss per share from discontinued operations:
Basic	$(0.37)	$(2.67)	$(0.45)
Diluted	$(0.28)	$(2.03)	$(0.36)

Net income (loss) per share:
Basic	$1.10	$(2.02)	$0.95
Diluted	$0.89	$(1.51)	$0.78

Weighted average shares outstanding:
Basic	50,746	51,619	55,089
Diluted	68,582	67,662	68,881

The accompanying notes are an integral part of these consolidated financial statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2005	2006
Net income (loss)	$55,880	$(104,082)	$52,170
Less: Loss from discontinued operations	(18,837)	(137,419)	(24,862)

Income from continuing operations	74,717	33,337	77,032
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,714	12,963	9,523
(Gain) loss on early extinguishment of debt	10,510	—	(4,040)
Provision for doubtful accounts	(970)	601	(656)
Gain on sale of assets	(938)	(1,690)	(4,544)
Stock-based compensation and non-cash employee benefits	1,506	2,847	6,264
Deferred taxes	466	(3,905)	560
Provision for inventory valuations	1,444	2,699	1,034
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(14,892)	(36,105)	8,549
Inventory	(20,939)	(1,381)	(2,794)
Prepaid expenses and other assets	907	(683)	819
Accounts payable and accrued expenses	1,256	7,084	(18,260)
Income taxes payable	2,273	5,034	2,045
Other, net	3,247	(216)	2,778

Net cash provided by continuing operations	72,301	20,585	78,310
Net cash used in discontinued operations	(1,039)	(23,271)	(15,002)

Net cash provided by (used in) operating activities	71,262	(2,686)	63,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available for sale	17,286	55,615	29,775
Purchase of investments classified as available for sale	(44,992)	(37,907)	(36,607)
Purchases of property, plant and equipment	(9,807)	(7,788)	(9,496)
Proceeds from sale of assets	833	1,690	—
Changes in restricted cash, net	(421)	1,876	(592)

Net cash provided by (used in) continuing operations	(37,101)	13,486	(16,920)
Net cash provided by (used in) discontinued operations	(146)	(3,220)	27,980

Net cash provided by (used in) investing activities	(37,247)	10,266	11,060

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 0.5% convertible subordinated notes	199,328	—	—
Net proceeds from issuance of 1.0% convertible subordinated notes	63,189	—	—
Purchase of 4.75% convertible subordinated notes	(178,563)	—	—
Purchase of 5.25% convertible subordinated notes	(127,425)	—	—
Borrowings associated with direct financing arrangement	—	10,622	—
Proceeds from issuance of common stock	4,162	1,097	6,840
Payments on borrowings, including capitalized leases	—	—	(26,634)

Net cash provided by (used in) continuing operations	(39,309)	11,719	(19,794)
Net cash used in discontinued operations	(93)	—	—

Net cash provided by (used in) financing activities	(39,402)	11,719	(19,794)
Effect of exchange rate changes on cash and cash equivalents	(5)	(177)	(62)

Changes in cash and cash equivalents	(5,392)	19,122	54,512
Cash and cash equivalents at beginning of period	65,725	60,333	79,455

Cash and cash equivalents at end of period	$60,333	$79,455	$133,967

CASH PAID DURING THE PERIOD FOR:
Interest	$11,100	$1,707	$1,538
Income taxes	$4,800	$5,824	$5,016

The accompanying notes are an integral part of these consolidated financial statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at September 30, 2003	50,092	$203,607	$(195,792)	$(7,718)	$97

Employer contribution to the Company’s 401(k) plan (1)	214	2,262			2,262
Employer contribution to Company’s pension plan	230	2,825			2,825
Exercise of stock options	626	4,162			4,162
Tax benefit from exercise of stock options		991			991
Components of comprehensive loss:
Net income (1)			55,880		55,880
Translation adjustment				445	445
Unrealized gain on investments, net				(42)	(42)
Minimum pension liability (net of taxes of $397)				400	400

Total comprehensive income					$56,683

Balances at September 30, 2004	51,162	$213,847	$(139,912)	$(6,915)	$67,020

Employer contribution to the Company’s 401(k) plan (1)	281	1,958			1,958
Employer contribution to Company’s pension plan	215	1,524			1,524
Exercise of stock options	323	1,097			1,097
Components of comprehensive loss:
Net loss (1)			(104,082)		(104,082)
Translation adjustment				590	590
Unrealized loss on investments, net				36	36
Minimum pension liability (net of taxes of $215)				109	109

Total comprehensive loss					$(103,347)

Balances at September 30, 2005	51,981	$218,426	$(243,994)	$(6,180)	$(31,748)

Employer contribution to the Company’s 401(k) plan (1)	215	1,898			1,898
Employer contribution to Company’s pension plan	200	1,804			1,804
Exercise of stock options	1,212	6,840			6,840
Stock option expense		5,362			5,362
Tax benefit from exercise of stock options		188			188
Debt repurchase	3,600	42,676			42,676
Components of comprehensive income:
Net income (1)			52,170		52,170
Translation adjustment				320	320
Unrealized loss on investments, net				5	5
Minimum pension liability (no tax impact)				(209)	(209)

Total comprehensive income					$52,286

Balances at September 30, 2006	57,208	$277,194	$(191,824)	$(6,064)	$79,306

(1)	Includes continuing and discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company” or “K&S”), with appropriate elimination of intercompany balances and transactions.

During the quarter ended April 1, 2006, the Company sold its test business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the financial results of the test business, including certain balance sheet amounts relating to this business, have been classified as discontinued operations in the consolidated financial statements for all periods presented. See Note 2 in Notes to Consolidated Financial Statements for further discussion of the test business divestiture.

Nature of Business – The Company designs, manufactures and markets capital equipment and packaging materials and services, maintains, repairs and upgrades assembly equipment. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences periodic downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. Over time, these downturns and slowdowns have also adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill, valuation allowances for deferred tax assets, deferred tax liabilities for undistributed earnings of certain foreign subsidiaries, tax contingencies, pension benefit liabilities, warranty, and litigation. Actual results could differ from those estimated.

Vulnerability to Certain Concentrations - Financial instruments, which may subject the Company to concentrations of credit risk at September 30, 2005 and 2006 consist primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, packaging materials and test interconnect products (recorded in discontinued operations) to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Write-offs of uncollectible accounts have historically not been significant.

Correction of Error

As part of the Company’s fiscal 2006 annual financial closing process, it was determined that certain balance sheet accounts had not been properly reconciled during prior annual or interim periods. Specifically, the general ledger balance was either not agreed to supporting sub-ledger activity or the supporting documentation was inaccurate. As a result, the Company has determined that prior to correction, accrued liabilities were overstated by $4.3 million. The Company reviewed the impact of these errors on prior annual and interim periods and concluded that the cumulative impact of these errors in fiscal 2006 does not have a material impact on 2006. In accordance with APB No. 28, Interim Financial Reporting (“APB 28”), paragraph 29, in determining materiality for the purpose of reporting the cumulative effect of an error, amounts should be related to the estimated income for the full fiscal year and also the effect on the trend of earnings. Changes that are material with respect to an interim period but not material with respect to the estimated income for the full fiscal year or to the trend of earnings should be separately disclosed in the interim period. As the impact of correcting the error in fiscal 2006 was not material to the full year results, the Company has recorded the full amount in the fourth quarter of fiscal 2006. See Note 15 for discussion of the impact of this correction on the fourth quarter of fiscal 2006 results. The correction increased fiscal 2006 income from continuing operations by $4.3 million and increased the loss from discontinued operations by $0.5 million.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments - Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers failure to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also is subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectibility of certain receivables. If economic or political conditions were to change in the countries where the Company does business, it could have a significant impact on the results of its operations, and its ability to realize the full value of its accounts receivable.

Inventories - Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value, except for certain gold inventories on hand that are stated at market value (along with a corresponding liability) in accordance with the terms of our gold supply financing agreement. The Company generally provides reserves for equipment inventory and spare parts and consumable inventories considered to be in excess of eighteen (18) months of forecasted future demand. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at our customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves for the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than its projections, additional inventory reserves may be required.

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

Long-Lived Assets – The Company’s long-lived assets include property, plant and equipment and goodwill. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s goodwill is no longer amortized. The standard also requires that an impairment test be performed to support the carrying value of goodwill at least annually, and whenever events occur that may impact the carrying value of goodwill. The Company’s goodwill impairment test utilizes discounted cash flows to determine fair value and comparative market multiples to corroborate fair value.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), the

Company’s property, plant and equipment is tested for impairment based on undiscounted cash flows, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. This standard also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Foreign Currency Translation – The majority of the Company’s business is transacted in U.S. dollars, however, the functional currency of some of the Company’s subsidiaries is their local currency. For the Company subsidiaries that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52, Foreign Currency Translation. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction losses were $0.6 million, $0.1 million, and $0.6 million, for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Revenue Recognition – The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and it has completed its equipment installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, revenue is recognized based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (K&S factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company does have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs are included in cost of sales.

Research and Development - The Company charges all research and development costs associated with the development of new products to expense when incurred.

Income Taxes - Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. No provision is made for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries which are indefinitely reinvested in foreign operations. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not succeed. We are currently subject to multiple tax audits and we believe that it is unlikely that the result of any of these audits would result in expense greater than our reserves. An adverse finding could result in a significant cash outlay.

Environmental Expenditures – Future environmental remediation expenditures are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted.

Earnings Per Share—Earnings per share are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share include only the weighted average number of common shares outstanding during the period. Diluted earnings per share include the weighted average number of common shares and the dilutive effect of stock options and other potentially dilutive securities outstanding during the period, when such instruments are dilutive.

Variable Interest Entities—In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, certain variable interest entities are to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective October 1, 2003, the Company identified a business enterprise that qualified as a variable interest entity and consolidated the entity (the “VIE”) into the Company’s financial statements beginning with the quarter ending December 31, 2003. In fiscal 2004, the consolidation of the VIE , recorded in discontinued operations, increased the Company’s assets and liabilities by approximately $6.0 million. During fiscal 2005, the VIE sold land and a building located in Gilbert, Arizona and subsequently was dissolved. The deconsolidation of the VIE in fiscal 2005 resulted in a decrease in assets and liabilities by approximately $5.8 million and $5.5 million, respectively.

Accounting for Leases – In accordance with SFAS No. 98, Accounting For Leases (“SFAS 98”), the Company accounts for a sale-leaseback transaction involving real estate as a sale-leaseback transaction if the transaction includes the following:

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

Extinguishment of Debt – In accordance with APB No.26, Early Extinguishment of Debt (“APB 26”), gains and losses from the extinguishment of debt are included in income (loss) from operations unless the extinguishment is both unusual in nature and infrequent in occurrence, in which case the gain or loss would be presented as an extraordinary item.

Equity-Based Compensation – In December 2004, the FASB issued SFAS 123R which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option pricing model as the method to estimate the fair value for awards and will recognize compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of fiscal 2006. (See Note 8 to these consolidated financial statements).

Recent Accounting Pronouncements

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon the initial adoption of Statement 123R. The Company adopted SFAS 123R in the first quarter of fiscal 2006. (See Note 8 to these consolidated financial statements).

The Company also adopted the following accounting pronouncements in fiscal 2006:

•	SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”);

•	SFAS No. 153, Exchanges of Non-Monetary Assets – An Amendment of APB Opinion No. 29 (“SFAS 153”); and

•	FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”).

The adoption of SFAS 151, SFAS 153 and FIN 47 did not have a material impact on the Company’s results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt SFAS 154 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations and financial condition

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS 133, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is required to be adopted by the Company in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are required to adopt SFAS 156 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 156 to have a material impact on our results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is required to be adopted by the Company in fiscal 2008. We are currently evaluating the potential impact of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated results of operations or financial position.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“FAS 158”). FAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment required under FASB Statement No. 87, Employers Accounting for Pension s. The requirements listed under (i) and (iii) above are effective for fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. The Company is currently evaluating the impact of the adoption of FAS 158 on its financial position and results of operations.

Reclassifications

The Company reclassed “Changes in restricted cash, net” on the Consolidated Statement of Cash Flows from Cash Flows from Financing Activities to Cash Flows from Investing Activities. The reclassified amount was $(0.4) million and $1.9 million in fiscal 2004 and 2005, respectively. Management of the Company does not believe this reclassification to be material to the Company’s consolidated financial condition or consolidated results of operations. In addition, certain other reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

NOTE 2: DISCONTINUED OPERATIONS

Test Business

During the three months ended April 1, 2006, the Company committed to a plan of disposal and sold its test business in two separate transactions as follows:

1.	On March 3, 2006, the Company completed the sale of substantially all of the assets and certain of the liabilities of its wafer test business to SV Probe, PTE. Ltd. (“SV Probe”) for initial proceeds of $10.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006. Certain accounts receivable were excluded from the assets sold.

2.	On March 31, 2006, the Company completed the sale of substantially all of the assets and certain of the liabilities of its package test business to Antares conTech, Inc., an entity formed by Investcorp Technology Ventures II, L.P. and its affiliates (collectively “Investcorp”) for initial proceeds of $17.0 million in cash plus the assumption of accounts payable and certain other liabilities, subject to a post-closing working capital adjustment that was settled in the three months ended July 1, 2006.

We recorded a loss of $0.8 million on the disposal of our Test business. The Company sold the test business to allow management to strengthen its focus on its core businesses – semiconductor assembly equipment and materials – and explore growth opportunities in these markets.

As part of the terms of each sale noted above, the associated China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The China-based assets associated with the sale to SV Probe were transferred to SV Probe in September 2006 and the China-based assets associated with the sale to Antares conTech were transferred to Antares conTech in December 2006, without additional consideration. In addition, we provided manufacturing and other transition services (invoiced at cost) to SV Probe through September 1, 2006 and are provided these services to Antares conTech through November 2006.

In accordance with SFAS 144, the financial results of the test business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented.

The assets and liabilities of the discontinued operations are as follows:

	(in thousands) September 30,
	2005	2006
Accounts receivable	$15,199	$—
Inventory	8,629	2,113
Property, plant and equipment, net	12,704	1,719

Total Assets	$36,532	$3,832

Accounts Payable	$5,950	$—

Total Liabilities	$5,950	$—

Operating results of the discontinued operations are as follows:

	(in thousands) Fiscal Years ended September 30,
	2004	2005	2006
Net revenue (1)	$131,237	$85,732	$42,698

Loss from discontinued operations before taxes (2)	(19,034)	(138,298)	(29,925)
Tax benefit	(197)	(879)	(5,063)

Loss from discontinued operations, net of tax	$(18,837)	$(137,419)	$(24,862)

(1)	Included in 2004 revenues are Test division and Flip Chip Technologies, Inc. (“FCT”) revenues of $121.9 million and $9.4 million, respectively. Revenues for 2005 and 2006 include Test division revenues only.
(2)	Included in the 2004 loss from discontinued operations, net of tax, are Test division and FCT losses of $18.1 million and $0.7 million, respectively.

Due to the existence of assets impairment triggers, during the third quarter of fiscal 2005 the Company performed interim impairment tests on the segment goodwill and other long-lived tangible and intangible assets. These triggers included the identification of difficulties in the development of new products, challenges in the introduction of these products, and greater than expected losses incurred by the segment. Based on this impairment analysis, a goodwill impairment charge totaling $51.8 million was recorded to fully write off the goodwill of the reporting unit. The fair value of the reporting unit goodwill was determined by discounting the projected future cash flows from this reporting unit (the fair value of the reporting unit) and then performing an allocation of this fair value to the fair value of the tangible and identifiable intangible assets of the reporting unit, with the residual representing the implied fair value of the goodwill.

The Company also tested the identifiable intangible assets (other than goodwill) of the segment for impairment during fiscal 2005 by comparing the carrying value of the identifiable intangible assets to the sum of the undiscounted cash flows expected to result from the segment, in accordance with SFAS 144. Based on these analyses, it determined that the carrying value of the identifiable intangible assets was not recoverable. As such, impairment charges totaling $48.8 million were recorded during fiscal 2005 to completely write off the customer account and complete technology assets of the segment. The fair value of the identifiable other intangible assets was calculated using the present value of estimated future cash flows of the segment.

In fiscal 2004, the Company performed interim goodwill impairment due to the existence of an impairment trigger, which were the losses experienced in our business. Based on these results and the Company’s annual impairment , no impairment charge was recorded in fiscal 2004. The fair value of the reporting unit was based on discounted cash flows of our projected future cash flows from this reporting unit, consistent with the methods used in fiscal 2002 and 2003. The Company tested its intangible assets for impairment in the March 2004 quarter, as a result of the sale of certain assets of the operations and recorded an impairment charge of $3.2 million associated with the reporting unit’s purchased technology intangible asset. In fiscal 2004 the Company also recorded an impairment charge of $0.1 million associated with the write-down of manufacturing equipment resulting from the closure of a probe card production facility in France.

The changes in the carrying value of goodwill and intangible assets, associated with the Company’s Test division and included in discontinued operations, appear below:

Goodwill	(in thousands) Test Segment

Balance at September 30, 2004	$51,756
Impairment charge	(51,756)

Balance at September 30, 2005 and 2006	$—

	(in thousands)
Other Intangible Assets	Customer Accounts	Complete Technology	Total Intangible Assets
Balance at September 30, 2004	$25,339	$28,706	$54,045
Additions	—	1,000	1,000
Impairment charge	(22,530)	(26,290)	(48,820)
Amortization	(2,809)	(3,416)	(6,225)

Balance at September 30, 2005 and 2006	$—	$—	$—

The $1.0 million addition in the segment’s Complete Technology intangible assets during fiscal 2005 was for a technology license to be used in the development of new products. The aggregate amortization expense related to these intangible assets for fiscal 2005 and 2004 was $6.2 million and $9.0 million, respectively.

Accrued expenses recorded in fiscal 2006 for obligations associated with the discontinuation of the test business are presented below:

	(in thousands)
	Severance and related benefits	Facilities	Total
Provisions recorded in fiscal 2006	$6,355	$6,138	$12,493
Payment of obligations	(4,817)	(684)	(5,501)

Balance, September 30, 2006	$1,538	$5,454	$6,992

Flip Chip Business

In February 1996, the Company entered into a joint venture agreement with Delco Electronics Corporation (“Delco”) providing for the formation and management of FCT. FCT was formed to license related technologies and to provide wafer bumping services on a contract basis. In March 2001, the Company purchased the remaining interest in the joint venture owned by Delco for $5.0 million and included FCT in its Advanced Packaging business segment.

In February 2004, the Company sold the assets of FCT for approximately $3.4 million in cash and notes, the agreement by the buyer to satisfy approximately $5.2 million of the Company’s lease liabilities and the assumption of certain other liabilities. The sale included fixed assets, inventories, and intellectual property of the Company’s flip chip business. The Company recorded a net loss on the sale of FCT of $0.4 million. The net sales from FCT in fiscal 2004 were $9.4 million and the net loss from operations was $0.3 million. FCT has been recorded as a discontinued operation in these financial statements.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill of $29.7 million as of September 30, 2005 and 2006 is included in the Packaging Materials Segment.

Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful life. The Company performs an annual impairment test of its goodwill and indefinite-lived intangible assets at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2006 and no impairment charge was required. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. No triggering events occurred during fiscal 2006 that would have the effect of reducing the fair value of goodwill below its carrying value. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

NOTE 4: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At September 30, 2005 and 2006, the components of Accumulated Other Comprehensive Loss, reflected in the Consolidated Balance Sheet, consisted of the following:

	(in thousands)
	September 30,
	2005	2006
Gain from foreign currency translation adjustments	$74	$394
Unrealized loss on investments, net of taxes	(7)	(2)
Minimum pension liability, net of tax	(6,247)	(6,456)

Accumulated other comprehensive loss	$(6,180)	$(6,064)

NOTE 5: INVESTMENTS

At September 30, 2005 and 2006, all short-term investments were classified as available-for-sale. Investments, excluding cash equivalents, classified as available-for-sale, consisted of the following at September 30, 2005 and 2006:

	(in thousands)
	September 30, 2005			September 30, 2006
Available-for-sale:	Fair Value	Unrealized Loss	Cost Basis	Fair Value	Unrealized Loss	Cost Basis
Government and Corporate debt securities	$14,234	$(6)	$14,240	$21,343	$(2)	$21,345
Adjustable rate notes	299	—	299	—	—	—

Short-term investments classified as available for sale	$14,533	$(6)	$14,539	$21,343	$(2)	$21,345

In fiscal 2006, the Company purchased $36.6 million of securities it classified as available-for-sale and sold $29.8 million of available-for-sale securities. In fiscal 2005, the Company purchased $37.9 million of securities it classified as available-for-sale and sold $55.6 million of available-for-sale securities.

NOTE 6: BALANCE SHEET COMPONENTS

Inventories consist of the following:

	(in thousands)
	September 30,
	2005	2006
Raw materials and supplies	$32,337	$35,951
Work in process	11,771	8,476
Finished goods	11,396	11,025

	55,504	55,452
Inventory reserves	(9,389)	(7,586)

	$46,115	$47,866

Property, plant and equipment consist of the following:

	(in thousands)
	September 30,
	2005	2006
Land	$1,431	$117
Buildings and building improvements	20,991	5,120
Machinery and equipment	101,165	109,494
Leasehold improvements	9,636	12,855

	133,223	127,586
Accumulated depreciation	(100,795)	(99,099)

	$32,428	$28,487

During fiscal 2005, the Company entered into a direct financing arrangement involving the sale and leaseback of land and a building housing its corporate headquarters in Willow Grove, Pennsylvania. In accordance with SFAS 98, the Company kept the land and building on its financial statements and recorded the cash received of $10.6 million as debt (See Note 7). In the third quarter of fiscal 2006, the Company exited this Facility and has no continuing involvement in the Facility, accordingly, it recognized a gain of approximately $4.5 million on the sale of the land and building, and the land, building and remaining debt outstanding were removed from the Company’s consolidated financial statements.

Accrued expenses consist of the following:

	(in thousands)
	September 30,
	2005	2006
Wages and benefits	$15,833	$14,077
Contractual commitments on closed facilities	1,107	2,466
Severance	1,792	4,613
Customer advances	3,555	1,776
Interest on long term debt	505	375
Other	9,955	9,663

	$32,748	$32,970

The Company had restricted cash balances of $2.0 million at September 30, 2006 and $1.4 million at September 30, 2005. These restricted cash balances were used to support letters of credit.

NOTE 7: DEBT OBLIGATIONS

Long-term debt at September 30, 2005 and 2006 consisted of the following:

				(in thousands)
	Fiscal Year of Maturity	Conversion Price	Rate	September 30,
Type				2005	2006
Convertible Subordinated Notes	2009	$20.33	0.50%	$205,000	$130,000
Convertible Subordinated Notes	2010	$12.84	1.00%	65,000	65,000

				$270,000	$195,000

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

On February 14, 2006, the Company purchased a portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $52.2 million for consideration consisting of 2.5 million shares of common stock with an aggregate fair value of $29.5 million and $18.7 million in cash. On February 16, 2006, the Company purchased an additional portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $22.8 million for consideration consisting of 1.1 million shares of common stock with an aggregate fair value of $13.2 million and $8.0 million in cash. In accordance with APB 26, the Company recorded a net gain on the transactions of $4.0 million, net of deferred financing cost write-offs of $1.3 million and transaction costs of $0.4 million.

Sale-leaseback In accordance with SFAS 98, during fiscal 2005, the Company recorded debt of $10.6 million, as part of accounting for a sale-leaseback transaction as a direct financing arrangement. Monthly lease payments of $0.1 million, which are allocated by the Company to interest expense and amortization of the debt, were paid through May 2006 at which time a gain of approximately $4.5 million on the sale of the land and building was recognized, and the land, building and remaining debt outstanding were removed from the Company’s consolidated financial statements (see Note 6). Interest expense was calculated using the Company’s incremental borrowing rate, which is estimated to be 6.0%.

NOTE 8: SHAREHOLDERS’ EQUITY

Defined Benefit Pension Plan

The Company issued and contributed 200,000 shares of Company common stock with a fair value of approximately $1.8 million (based on the market price at the time of contribution) to the defined benefit pension plan in fiscal 2006, 215,000 common shares valued at $1.5 million in fiscal 2005, and 230,000 common shares valued at $2.8 million in fiscal 2004. In fiscal 2007, the Company expects to make a contribution of Company common stock of approximately 10% of the market value of pension assets at the time of the contribution. Employee contributions are neither required nor permitted.

401(k) Savings Plan

As matching contributions to the Company’s 401(k) saving plan, the Company issued and contributed 215,000 shares of Company common stock with a fair value of approximately $1.9 million (based on the market price at the time of contribution) to the 401(k) Savings Plan in fiscal 2006, 281,000 common shares valued at $2.0 million in fiscal 2005, and 214,000 common shares valued at $2.3 million in fiscal 2004.

Debt Repurchase

As discussed in Note 7, the Company purchased a portion of its outstanding 0.5% Convertible Subordinated Notes on February 14, 2006 having an aggregate principal outstanding amount of $52.2 million for consideration consisting of 2.5 million shares of common stock with an aggregate fair value of $29.5 million and $18.7 million in cash. On February 16, 2006, the Company purchased an additional portion of its outstanding 0.5% Convertible Subordinated Notes having an aggregate principal outstanding amount of $22.8 million for consideration consisting of 1.1 million shares of common stock with an aggregate fair value of $13.2 million and $8.0 million in cash.

Equity-Based Compensation

As of September 30, 2006, the Company has six stock-based employee compensation plans (the “Employee Plans”) and two director compensation plans (the “Director Plans”) (collectively, the “Plans”), under which options have been or may be granted at 100% of the market price of the Company’s common stock on the date of grant. The Company may also grant Performance Stock and/or Share Unit Awards from the Company’s recently approved 2006 Equity Plan. Each share granted under a Performance Stock or Share Unit Award from this Plan reduces the aggregate number of shares that may be granted under this Plan by two shares. Options, Performance Stock and/or Share Unit Awards granted under the Plans vest at such dates as are determined in connection with their issuance, but not later than five years from the date of grant and expire ten years from date of grant. Upon share option exercise or upon attainment of designated performance goals, new shares of the Company’s common stock are issued. The Company does not expect to repurchase shares of its common stock in fiscal 2007.

The Company adopted the fair value measurement and recognition provisions of SFAS 123R, using the modified prospective basis transition method. Under this method, stock-based compensation expense recognized in fiscal 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2005 (effective date of SFAS 123R), based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model under the provisions of SFAS 123R. The Company will recognize compensation expense for awards granted after September 30, 2005 on a straight-line basis over the requisite service period.

With respect to the accounting treatment of the retirement eligibility provisions of employee stock-based compensation awards, the Company follows the non-substantive vesting method and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Stock-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2006 is based upon awards ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and were estimated based upon historical experience. If the actual forfeiture rate is lower than had been estimated, additional expense will be recorded.

The following table summarizes the total stock-based compensation expense resulting from employee stock options included in the condensed consolidated statements of operations:

Fiscal Year Ended September 30, 2006
(In thousands except for per share data)
Cost of sales	$619
Selling, general and administrative	2,996
Research and development	1,121

Stock-based compensation expence in continuing operations	4,736
Tax effect of stock-based compensation expense	—

Effect of stock-based compensation in continuing operations, net of tax	4,736
Stock-based compensation in discontinued operations, net of tax	626

Net effect of stock-based compensation expense	$5,362

Effect on income per share from continuing operations:
Basic	$0.09
Diluted	$0.07

Effect on net income per share:
Basic	$0.10
Diluted	$0.08

Prior to October 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS

123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost was recognized in the consolidated statements of operations in fiscal years prior to the Company’s fiscal 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following tables illustrate the effects on net income (loss) and the net income (loss) per share for the fiscal years ended September 30, 2004 and 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

(In thousands, except per share data)	Fiscal Year Ended September 30,
	2004	2005
Net income (loss) (including discontinued operations), as reported	$55,880	$(104,082)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(11,831)	(12,742)

Pro forma net income (loss)	$44,049	$(116,824)

Net income (loss) per share:
Basic-as reported	$1.10	$(2.02)

Basic-pro forma	$0.87	$(2.26)

Diluted - as reported	$0.89	$(1.51)

Diluted - pro forma	$0.72	$(1.70)

The fair value of stock options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Year Ended September 30,
	2004	2005	2006
Expected dividend yield	—	—	—
Expected stock price volatility	83.42%	83.52%	51.35%
Risk-free interest rate	3.32%	3.32%	4.50%
Expected life (in years)	5	5	5
Weighted-average fair value at grant date	$8.10	$4.81	$4.04

Expected volatility for the fiscal year ended September 30, 2006 is based upon historical volatility, implied volatility of the Company’s market traded options, and the implied volatility of the convertible feature of the Company’s convertible debt securities. In prior periods, volatility was calculated based solely on the historical volatility of the Company’s common stock. Expected life is based upon historical exercise patterns. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, commensurate with the expected life of the options.

The following table summarizes information concerning outstanding and exercisable employee options for the fiscal years ended September 30, 2004, 2005 and 2006:

	(in thousands) Number of Shares	Outstanding Options		(in thousands) Aggregate Intrinsic Value
		Weighted Average Exercise Price	Average Remaining Contractual Life in Years
Options outstanding at
September 30, 2003	8,587	$10.57
Granted	1,929	12.04
Exercised	(592)	6.84		$3,798
Terminated or cancelled	(1,764)	12.05

Options outstanding at September 30, 2004	8,160	10.90
Granted	3,686	7.16
Exercised	(386)	3.82		1,200
Terminated or cancelled	(1,187)	10.88

Options outstanding at September 30, 2005	10,273	9.82
Granted	245	7.73
Exercised	(1,300)	5.88		4,542
Terminated or cancelled	(1,813)	11.11

Options outstanding at September 30, 2006	7,405	$10.11	5.40	$9,477

Options exercisable at September 30, 2006	5,034	$11.18	4.28	$5,500

As of September 30, 2006, the Company cannot reasonably estimate the number of options that will vest and become exercisable in the future, historically, on average 15% of options granted have been forfeited.

Intrinsic value of options exercised is determined by calculating the difference between the market value of the Company’s stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of options outstanding and options exercisable is determined by calculating the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of shares. The total number of in-the-money employee options exercisable as of September 30, 2006 was 1.8 million. As of September 30, 2006, total unrecognized compensation cost related to unvested employee stock options was $4.7 million, which will be amortized over the weighted average remaining service period of approximately 1.9 years.

The following table summarizes information concerning currently outstanding and exercisable employee options at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	(in thousands) Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	(in thousands) Number Exercisable	Weighted Average Exercise Price
$2.09 - $3.21	764	5.5	$2.93	549	$2.93
$3.22 - $6.41	63	7.1	6.01	26	6.01
$6.42 - $9.62	2,829	6.8	7.14	1,200	7.00
$9.63 - $12.03	184	4.0	10.43	180	10.41
$12.04 - $16.03	2,586	4.5	13.03	2,099	13.25
$16.04 - $19.24	968	3.7	16.58	968	16.58
$19.25 - $28.86	—	—	—	—	—
$28.87 - $32.06	11	3.4	32.06	12	32.06

	7,405	5.4	$10.11	5,034	$11.18

Under the Director Plans, options to purchase shares of the Company’s common stock are issued at an exercise price of 100% of the market price on the date of grant and are issued to each non-employee director on an annual basis. Options to purchase 585,000 shares at an average exercise price of $14.42 were outstanding under the Director Plans at September 30, 2006, of which options to purchase 417,500 shares were exercisable. In fiscal 2006, 2005 and 2004, there were 17,000, 10,000 and 10,000 options, respectively, exercised under the Director Plans at an average exercise price of $6.10, $6.09 and $3.13, respectively.

At September 30, 2006, 13.1 million shares were reserved for issuance and 5.7 million shares were available for grant in connection with the Employee Plans and 865,000 shares were reserved for issuance and 280,000 shares were available for grant in connection with a Director Plan. Three (3.0) million shares of the 5.7 million shares listed above as available for grant in connection with Employee Plans are available under the 2006 Equity Plan. Each share award under this plan that is a performance share award, rather than a stock option, will reduce the number of shares available for grant by two shares.

NOTE 9: EMPLOYEE BENEFIT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the three years before retirement. The Company’s funding policy is consistent with the funding requirements of applicable U.S. Federal employee benefit and tax laws. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation.

	(in thousands)
	Fiscal Year Ended September 30,
	2004	2005	2006
Change in benefit obligation:
Benefit obligations at beginning of year:	$19,367	$19,667	$21,182
Interest cost	1,139	1,114	1,206
Benefit paid	(859)	(832)	(871)
Actuarial loss	20	1,233	783

Benefit obligation at end of year	$19,667	$21,182	$22,300

Change in plan assets:
Fair value of plan assets at beginning of year:	$12,398	$15,316	$17,977
Actual return on plan assets	953	1,969	1,317
Employer contributions	2,824	1,524	1,804
Benefits paid	(859)	(832)	(871)

Fair value of plan assets at end of year	$15,316	$17,977	$20,227

Reconciliation of funded status:
Funded status	$(4,351)	$(3,205)	$(2,073)
Unrecognized actuarial loss	9,780	9,671	9,880

Net amount recognized at year-end	$5,429	$6,466	$7,807

Amount recognized in the statement of financial position consists of:
Accrued benefit liability	$(4,351)	$(3,205)	$(2,073)
Accumulated other comprehensive income/
Unrecognized net loss	9,780	9,671	9,880

Net amount recognized at year-end	$5,429	$6,466	$7,807

Components of net periodic benefit cost:
Interest Cost	$1,139	$1,114	$1,206
Expected return on plan assets	(1,072)	(1,262)	(1,510)
Recognized actuarial loss	754	636	767

Net periodic benefit cost	$821	$488	$463

Weighted-average assumptions as of September 30:
Discount rate	6.00%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensaton increase	*	*	*

*	Not applicable due to the December 31, 1995 benefit freeze

The Company’s pension plan weighted-average asset allocations at September 30, 2005 and 2006 by asset category were as follows:

	Plan Assets at September 30,
Asset Category:	2005	2006
Equity securities (1)	66%	66%
Debt securities	32%	33%
Other	2%	1%

	100%	100%

(1)	Equity securities include Kulicke and Soffa Industries, Inc. common stock with a fair value of $1.6 million (9% of pension plan assets) and $1.8 million (9% of pension plan assets) at September 30, 2005 and 2006, respectively.

The Company has adopted an investment policy for its pension plan assets which emphasizes capital appreciation and, secondarily, dividend and interest income. The Company’s primary goal is to grow the pension plan’s assets for the benefit of the pension plan participants and their beneficiaries. To achieve this, the pension plan retains a professional investment advisor and invests pension plan assets in equity and fixed income securities. The Company’s investment policy permits investments in, but not limited to, mutual funds, common stocks, U.S. Government and Agency securities, preferred stock and money market funds and it prohibits investments in, but not limited to, private placements, limited partnerships, venture capital investments and real-estate properties. The Company’s investment policy also prohibits short selling and margin transactions. The Company has the following range of target mixes for these asset classes, which are readjusted quarterly, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level:

Asset Category:	Target Mix Range(1)
Equity securities	40%	65%
Debt securities	60%	40%
Cash	0%	5%

(1)	Actual mix may vary from the target mix due to the holding of temporary cash securities to meet short term plan obligations.

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

The Company contributed approximately $1.8 million (based on the market price at the time of contribution) in Company stock to the Plan in fiscal 2006, $1.5 million in fiscal 2005, and $2.8 million in fiscal 2004. In fiscal 2007, the Company expects to make a contribution of Company common stock of approximately 10% of the market value of assets at the time of the contribution. Employee contributions are neither required nor permitted.

Estimated future benefit payments for each of the next five fiscal years and the following five fiscal years in aggregate are as follows:

Fiscal year ending:	(in thousands)
September 30, 2007	$962
September 30, 2008	1,032
September 30, 2009	1,110
September 30, 2010	1,135
September 30, 2011	1,139
September 30, 2012 – September 30, 2016	6,375

The Company’s foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. They are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. On a consolidated basis, pension expense was $1.9 million, $2.4 million and $1.9 million, in fiscal 2006, 2005 and 2004, respectively.

The Company has a 401(k) Employee Incentive Savings Plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this plan totaled $1.9 million, $2.1 million and $2.3 million in fiscal 2006, 2005 and 2004, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

NOTE 10: INCOME TAXES

Income from continuing operations before income taxes consisted of the following:

	(in thousands)
	Fiscal Year Ended September 30,
	2004	2005	2006
United States operations	$42,630	$10,690	$27,592
Foreign operations	39,670	27,483	59,229

	$82,300	$38,173	$86,821

The provision for income taxes includes the following:

	(in thousands) Fiscal Year Ended September 30,
	2004	2005	2006
Current:
Federal	$869	$282	$1,291
State	995	10	2,192
Foreign	5,253	8,449	5,746

Deferred:
Federal	574	(3,233)	553
State	—	—	(106)
Foreign	(108)	(672)	113

	$7,583	$4,836	$9,789

The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate as follows:

	(in thousands) Fiscal Year Ended September 30,
	2004	2005	2006
Computed income tax expense based on
U.S. statutory rate	$28,805	$13,360	$30,387
Effect of earnings of foreign subsidiaries subject to different tax rates	(1,993)	(2,914)	(1,818)
Benefits from foreign approved enterprise zones	(4,784)	(1,999)	(6,161)
Effect of permanent items	(1,089)	4,578	70
Benefits of net operating loss and tax credit carryforwards and changes in valuation allowance	(18,844)	(10,835)	(48,474)
Foreign dividends	3,912	617	30,838
State income tax expense	1,186	1,051	2,714
Other, net	390	978	2,233

	$7,583	$4,836	$9,789

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $23.7 million at September 30, 2006. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings approximating $117.0 million are not considered to be indefinitely reinvested in foreign operations. As part of the global restructuring that occurred during fiscal 2006, the Company determined that these earnings would be repatriated during the domestic net operating loss carryforward period and this taxable income related to these earnings could be offset with net operating losses. Accordingly, as a result of the restructuring, no valuation allowance has been provided against the deferred tax asset related to these net operating losses that will offset these earnings. This resulted in a decrease in tax expense as a result of the reduction of the valuation allowance. As of September 30, 2006, the Company had provided a deferred tax liability of approximately $21.5 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries.

On October 22, 2004 the U.S. Government passed the American Jobs Creation Act. The Act provides for certain tax benefits including but not limited to the reinvestment of foreign earnings in the United States. For fiscal 2006, the Company could elect, under the Act to apply an 85% dividends received deduction against certain dividends from controlled corporations, in which it is a U.S. shareholder. The Company evaluated the potential benefit under the Act and concluded that it would not derive a material benefit.

Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities as measured by the current tax rates.

The net deferred tax balance is composed of the tax effects of cumulative temporary differences, as follows:

	(in thousands) September 30,
	2005	2006
Inventory reserves	$3,324	$1,932
Warranty accrual	339	285
Other accruals and reserves	6,700	7,369
Revenue recognition	555	533
Valuation allowance	(9,313)	(6,129)

Total short-term deferred tax asset	$1,605	$3,990

Intangible assets	$17,097	$239
Domestic tax credit carryforwards	5,299	5,635
Domestic NOL carryforwards	85,028	80,979
Foreign NOL carryforwards	1,394	1,391
Minimum pension liability	3,384	3,424
Stock Options	—	1,837
Other	25	1,340

	112,227	94,845
Valuation allowance	(99,145)	(64,159)

Total long-term deferred tax asset (1)	$13,082	$30,686

Repatriation of foreign earnings, including foreign withholding taxes	$24,847	$50,594
Depreciable assets	2,485	1,574
Intangible assets	4,903	—
Prepaid expenses and other	3,181	3,799

Total long-term deferred tax liability	$35,416	$55,967

Net long-term deferred liability (1)	$22,334	$25,281

(1)	Included in other assets on the consolidated balance sheet are deferred tax assets of $10,000 at September 30, 2005 and $184,000 at September 30, 2006.

The Company has U.S. net operating loss carryforwards, state net operating loss carryforwards, and tax credit carryforwards of approximately $184.3 million, $287.9 million, and $5.5 million, respectively, that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in 2009 through 2024.

Of the total net operating losses through fiscal 2006, approximately $5.4 million is attributable to stock option exercises. If the tax benefits associated with our net operating carryforward are recognized in the future, the amounts attributable to stock option exercises will be recorded as shareholders’ equity.

In the fourth quarter of fiscal 2002, as part of the income tax provision for the period, the Company recorded a charge of $65.3 million for the establishment of a valuation allowance against its deferred tax asset consisting primarily of U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. No tax benefits were recorded in respect of U.S. federal and state net operating losses incurred during fiscal 2003, 2004 and 2005. In fiscal 2004, 2005 and 2006, the valuation allowance was reduced to the extent that net operating losses were utilized against current year federal and state taxable income. The Company’s valuation allowance was reduced by $9.0 million in fiscal 2006 as the result of the utilization of deferred tax assets, for which a full valuation allowance had previously been provided, to offset current year earnings. As part of the determination made by the Company with regards to future repatriations during the domestic net operating loss carryforward period, the Company further reduced the valuation allowance by $29.1 million during fiscal 2006. The Company has determined the valuation allowance against US deferred tax assets, particularly the federal and state net operating losses, is still necessary at September 30, 2006 given uncertainty regarding future US earnings. The Company will continue to evaluate the realizability of all of their deferred taxes and adjust the valuation allowance accordingly. In addition, $3.9 million of the valuation allowance was reduced during fiscal 2005 due to the planned repatriation of foreign earnings in fiscal 2006.

The Company also has generated losses in certain foreign jurisdictions totaling approximately $17.2 million. Similar to the situation with the U.S. net operating loss carryforwards, realization of the benefit associated with these foreign loss carryforwards cannot be assured and a full valuation allowance has been provided against the deferred tax assets associated with these carryforwards.

As a result of committing to certain capital investments and employment levels, income from operations in China, Singapore, and Israel are subject to reduced tax rates, and in some cases are wholly exempt from taxes.

In China, we expect to benefit from a 100% tax holiday for two years commencing in the first year in which the Company earns taxable income and then a 50% tax holiday for an additional three years. In connection with certain Singapore operations, we expect to benefit from a 100% tax holiday for 10 years effective February 1, 2000. In Israel, we expect to benefit from a reduced tax rate of 10% through fiscal 2008 provided certain revenue requirements are met. In Malaysia, one of our subsidiaries is wholly exempt from taxes through 2014. As a result of these tax holidays, the Company has received tax benefits of approximately $19.7 million from fiscal 2002 through fiscal 2006.

NOTE 11: SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

Beginning in fiscal year 2006, to align its external reporting with management’s internal reporting, the Company no longer includes “Corporate and Other” as a business segment. Costs previously presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to the Company’s two remaining business segments. The business segments information for fiscal 2004 and 2005 have been retrospectively adjusted to reflect this change.

The Company operates primarily in two industry segments: equipment and packaging materials. The equipment business segment designs, manufactures and markets capital equipment, and related spare parts for use in the semiconductor assembly process. The equipment segment also services, maintains, repairs, and upgrades assembly equipment. The packaging materials business segment designs, manufactures, and markets consumable packaging materials for use on the equipment the Company markets as well as on competitors’ equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company’s capital equipment segment.

The table below presents information about reported segments:

	(in thousands)
Fiscal Year Ended September 30, 2006	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$319,788	$376,523	$696,311
Cost of sales	178,473	321,277	499,750

Gross profit	141,315	55,246	196,561
Operating expenses	85,445	33,674	119,119
Gain on sale of assets	—	—	(4,544)

Income from operations	$55,870	$21,572	$81,986

Segment assets	$148,257	$253,412	$401,669
Capital expenditures	1,799	7,697	9,496
Depreciation expense	2,670	5,567	8,237

Fiscal Year Ended September 30, 2005	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$201,608	$273,934	$475,542
Cost of sales	115,558	223,903	339,461

Gross profit	86,050	50,031	136,081
Operating expenses	65,606	30,724	96,330

Income from operations	$20,444	$19,307	$39,751

Segment assets	$124,368	$220,924	$345,292
Capital expenditures	2,083	5,705	7,788
Depreciation expense	6,720	4,504	11,224

Fiscal Year Ended September 30, 2004	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$361,244	$234,690	$595,934
Cost of sales	208,616	182,593	391,209

Gross profit	152,628	52,097	204,725
Operating expenses	76,159	26,399	102,558

Income from operations	$76,469	$25,698	$102,167

Segment assets	$147,079	$177,416	$324,495
Capital expenditures	5,359	4,448	9,807
Depreciation expense	7,403	4,437	11,840

The Company’s market for its products is worldwide. The table below presents destination sales to unaffiliated customers and long-lived assets by country:

	(in thousands)
Fiscal year ended September 30, 2006	Destination Sales	Long-lived Assets (1)
Taiwan	$171,977	$361
Malaysia	128,078	435
China	58,159	6,692
Singapore	55,273	6,175
Korea	51,060	95
United States	49,840	36,398
Hong Kong	33,665	16
Japan	32,534	41
Malta	29,563	—
Philippines	22,948	17
Israel	333	7,101
All other	62,881	840

	$696,311	$58,171

Fiscal year ended September 30, 2005	Destination Sales	Long-lived Assets (1)
Taiwan	$129,463	$431
Malaysia	81,007	577
Korea	51,673	18
Singapore	36,823	6,304
China	31,933	8,856
Philippines	24,175	10
United States	24,001	39,571
Malta	19,605	—
Japan	16,793	8
Hong Kong	13,356	31
Israel	728	5,397
All other	45,985	909

	$475,542	$62,112

Fiscal year ended September 30, 2004	Destination Sales	Long-lived Assets (1)
Taiwan	$172,205	$575
Malaysia	86,165	9
Korea	70,695	26
Singapore	67,146	8,175
Japan	33,159	79
United States	29,101	44,581
China	28,884	3,625
Hong Kong	23,037	12
Philippines	15,428	7
Israel	369	7,055
All other	69,745	1,117

	$595,934	$65,261

(1)	Goodwill, Intangible Assets and Property, Plant and Equipment, net.

NOTE 12: OTHER FINANCIAL DATA

In fiscal 2006, 2005 and 2004, the Company recorded in Selling, General and Administrative expenses incentive compensation of $9.0 million, $1.6 million and $7.9 million, respectively. Maintenance and repairs expense totaled $1.5 million, $1.5 million and $1.1 million for fiscal 2006, 2005 and 2004, respectively. Warranty and retrofit expense was $3.2 million, $1.8 million and $3.1 million for fiscal 2006, 2005 and 2004, respectively. Rent expense for fiscal 2006, 2005 and 2004 was $5.4 million, $4.4 million and $4.8 million, respectively.

NOTE 13: EARNINGS PER SHARE

Basic net income (loss) per share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. In fiscal 2006, 2005 and 2004, $1.4 million, $1.7 million and $5.2 million, respectively of interest expense, related to the convertible subordinated notes, was added to the Company’s net income to determine the numerator for the diluted earnings per share calculation.

The table below reconciles Weighted average shares outstanding – Basic to Weighted average shares outstanding-Diluted :

	(shares in thousands)
	Fiscal Year Ended September 30,
	2004	2005	2006
Weighted average shares outstanding - Basic	50,746	51,619	55,089
Potentially dilutive securities:
Stock options	1,418	898	945
1% Convertible subordinated notes	1,286	5,062	5,062
1/2% Convertible subordinated notes	8,509	10,083	7,785
5 1/4% Convertible subordinated notes	4,806	NA	NA
4 3/4% Convertible sunordinated notes	1,817	NA	NA

Weighted average shares outstanding - Diluted	68,582	67,662	68,881

NOTE 14: GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs and a customs bond, and its wire manufacturing subsidiaries have issued a guarantee for payment under its gold supply financing arrangement. In fiscal 2006, the Company renewed its gold supply agreement for a two year term. This gold supply agreement requires the Company to maintain a credit facility to secure its obligations to the supplier. Accordingly, the Company entered into a credit facility with a bank in an amount up to $20 million. The term of the credit facility is two years, but it is granted on an uncommitted basis and is repayable on demand. In connection with this credit facility the Company granted the bank a security interest in its assets related to the manufacture and sale of gold wire, including all gold inventory and all accounts receivable arising from the sale of gold wire and the proceeds thereof. The credit facility contains financial and non-financial covenants, all of which the Company is in compliance. The financial covenants contain restrictions on the Company’s gold wire manufacturing subsidiaries’ net worth, ratio of total liabilities to Earnings Before Interest and Taxes and Discontinued Operations, and that subsidiary’s ability to pay dividends.

The table below identifies the guarantees under the standby letters of credit as of September 30, 2006:

Nature of guarantee	Term of guarantee	(in thousands) Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2008	$20,000
Security deposit for payment of employee health benefits	Expires June 2007	480
Security deposit for payment of employee worker compensation benefits	Expires October 2007	506
Security deposit for customs bond	Expires July 2007	100

		$21,086

Warranty Expense

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

The table below details the activity related to the Company’s reserve for product warranties which is included in accrued expenses in the balance sheet at September 30, 2004, 2005 and 2006:

	(in thousands)
	September 30,
	2004	2005	2006
Reserve for product warranty at beginning of year	$1,008	$956	$853
Provision for product warranty	3,092	1,744	1,903
Product warranty costs paid	(3,144)	(1,847)	(2,044)

Reserve for product warranty at end of year	$956	$853	$712

Other Commitments and Contingencies

The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion have varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on the consolidated balance sheet, as of September 30, 2006 was $27.9 million.

The Company has obligations under various operating leases, primarily for manufacturing and office facilities, which expire periodically through 2018. Minimum rental commitments under these leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company), are as follows: $5.0 million in fiscal 2007; $4.4 million in fiscal 2008; $2.7 million in fiscal 2009; $2.3 million in 2010 and $16.4 million thereafter.

In September 2004, the tax authority in Singapore notified the Company that it believes Goods and Services Tax in the amount of $3.3 million is owed on the return of gold scrap to the Company’s former gold supplier over the period from 1998 to 2004. The Company does not agree with this assessment and has filed an objection. Discussions between the Company and the Singapore tax authority are ongoing. In the event the Company is unsuccessful in its objection and subsequent appeal, if necessary, the Company believes it will recover the cost from its former gold supplier. For these reasons, no accrual for this contingency has been included in the Company’s financial statements. The Company believes that resolution of this matter may take two to three years.

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

Concentrations

Sales to a relatively small number of customers account for a significant percentage of the Company’s net sales. In fiscal 2006, sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 17% and 12%, respectively, of the Company’s net sales. In fiscal 2005, sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 15% and 12%, respectively, of the Company’s net sales. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. At September 30, 2006 Advanced Semiconductor Engineering and ST Microelectronics accounted for 20% and 12%, respectively of total accounts receivable. At September 30, 2005 Advanced Semiconductor Engineering and Siliconware Precision Industries accounted for 15% and 14%, respectively of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2006 and 2005. The reduction or loss of orders from a significant customer could adversely affect the Company’s business, financial condition, operating results and cash flows.

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

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Selected quarterly financial information follows:

	(in thousands, except per share amounts)
Fiscal Year ended September 30, 2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)	Total
Net revenue	$204,632	$160,329	$169,935	$161,415	$696,311
Gross profit	65,463	44,940	43,604	42,554	196,561

Income from operations (1)	36,213	14,788	17,363	13,622	81,986

Income from continuing operations before income taxes	35,967	18,781	17,784	14,289	86,821
Provision for income taxes	5,349	1,667	1,438	1,335	9,789

Income from continuing operations	30,618	17,114	16,346	12,954	77,032
Loss from discontinued Operations	(5,317)	(17,843)	(1,581)	(121)	(24,862)

Net income (loss)	$25,301	$(729)	$14,765	$12,833	$52,170

Income per share from continuing operations, net of tax: (3)
Basic	$0.59	$0.31	$0.29	$0.22	$1.40
Diluted	$0.45	$0.25	$0.24	$0.19	$1.14

Loss per share from discontinued operations: (3)
Basic	$(0.10)	$(0.32)	$(0.03)	$(0.00)	$(0.45)
Diluted	$(0.07)	$(0.26)	$(0.02)	$(0.00)	$(0.36)

Net income (loss) per share: (3)
Basic	$0.49	$(0.01)	$0.26	$0.22	$0.95
Diluted	$0.38	$(0.01)	$0.22	$0.19	$0.78

Fiscal Year ended September 30, 2005:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$93,367	$102,601	$117,601	$161,973	$475,542
Gross profit	24,866	27,939	32,497	50,779	136,081

Income from operations(1)	2,145	4,076	9,426	24,104	39,751

Income from continuing operations before income taxes	1,748	3,596	9,021	23,808	38,173
Provision (benefit) for income taxes	1,966	1,356	(1,733)	3,247	4,836

Income (loss) from continuing operations	(218)	2,240	10,754	20,561	33,337
Loss from discontinued operations, net of tax (2)	(6,973)	(9,913)	(112,595)	(7,938)	(137,419)

Net income (loss)	$(7,191)	$(7,673)	$(101,841)	$12,623	$(104,082)

Income (loss) per share from continuing operations: (3)
Basic	$(0.00)	$0.04	$0.21	$0.40	$0.65
Diluted	$(0.00)	$0.04	$0.17	$0.31	$0.52

Loss per share from discontinued operations: (3)
Basic	$(0.14)	$(0.19)	$(2.18)	$(0.16)	$(2.67)
Diluted	$(0.14)	$(0.15)	$(1.67)	$(0.12)	$(2.03)

Net income (loss) per share: (3)
Basic	$(0.14)	$(0.15)	$(1.97)	$0.24	$(2.02)
Diluted	$(0.14)	$(0.11)	$(1.50)	$0.19	$(1.51)

(1)	Represents net sales less costs and expenses but before net interest expense and other income.
(2)	Reflects the Company’s test business and includes goodwill and intangible asset impairment charges of $100.6 million in the third quarter of fiscal 2005.

(3)	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in weighted average share calculations.

(4)	Includes the following cumulative adjustment to correct immaterial errors in the consolidated statements of operations (see Note 1).

(in thousands, except per share amounts)
Increase to Gross Profit	$3,506
Increase to Income from operations	4,301
Increase to Income from continuing operations before income taxes	4,301
Increase to Income from continuing operations	4,281
Increase in loss from discontinued operations	528
Increase to Net income	$3,753

Increase to Income per share from continuing operations, net of tax for fiscal 2006:
Basic	$0.08
Diluted	$0.06

Increase to Net income per share, net of tax for fiscal 2006:
Basic	$0.07
Diluted	$0.05

NOTE 16: SUBSEQUENT EVENTS

On November 3, 2006, the Company completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $27.1 million in cash, after a working capital adjustment and subject to further post closing adjustments. Alphasem will be integrated into the Company’s equipment segment.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2006 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting. In light of the material weakness described below, we performed additional procedures designed to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for all periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making its evaluation of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, the Company did not have effective controls over the processes associated with the reconciliation and analysis of certain account balances. Specifically, the Company did not ensure the general ledger for certain balances was accurately and completely reconciled with the subledgers or other supporting documentation. As a result of this deficiency, during fiscal 1999 through 2005, certain accounts payable and accrual balances were overstated and the Company’s earnings were understated. These misstatements were reflected in the Company’s financial statements through June 2006. The overstatement of the balances was identified and corrected in the quarter ended September 2006, and was not material to the Company’s financial statements. This control deficiency could have resulted in a material misstatement of certain balance sheet accounts and related income statement accounts in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, management determined that this control deficiency constitutes a material weakness as of September 30, 2006.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, based on the criteria in Internal Control — Integrated Framework issued by the COSO. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 as stated in their report, which is included in Item 8 of this Form 10-K.

Change in Internal Control Over Financial Reporting

We have implemented or intend to implement during fiscal 2007, the following measures to remediate the material weakness in internal control over financial reporting noted in Item 9A(b) above:

•	Added resources in our corporate accounting function (completed November 2006);

•	Improving our monthly accounting close by increasing the review of balance sheet account reconciliations;

•	Strengthening corporate level processes to improve oversight of balance sheet accounts;

•	Developing additional system-generated reports to identify potential reconciling items on a more timely basis; and

•	Increasing training of key financial personnel at all locations within the Company.

As of September 30, 2006, our remediation efforts related to the material weakness which existed as of September 30, 2006 were not complete. Our efforts to remediate the material weakness will continue during fiscal 2007.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Item 401 of Regulation S-K with respect to the directors will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K with respect to executive officers appears at the end of Part I, Item 1 of this report under the heading “Executive Officers of the Company.” The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Nominating and Governance Committee” and “SHAREHOLDER PROPOSALS” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Audit Committee” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE— Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “REPORT OF THE MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading “Security Ownership of Certain beneficial Owners” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference. The information required hereunder concerning security ownership of management will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLANS” in the Company’s Proxy Statement for the 2007 Annual Meeting, which is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2007 Annual Meeting which information is incorporated herein by reference.

The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Board Matters” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2007 Annual Meeting, which information is incorporated herein by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the fiscal years ended September 30, 2004, 2005 and 2006	51
Notes to Consolidated Financial Statements	52

(2)	Financial Statement Schedules:

II - Valuation and Qualifying Accounts	88

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

EXHIBIT NUMBER	ITEM
3(i)	The Company’s Form of Amended and Restated Articles of Incorporation dated June 14, 2002, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by reference.

3(ii)	The Company’s By-Laws, as amended and restated on November 29, 2005, filed as Exhibit 3(ii) to the Company’s annual report on Form 10-K for the year ended September 30, 2005 is incorporated herein by reference.

4(i)	Specimen Common Share Certificate of Kulicke and Soffa Industries, Inc., filed as Exhibit 4 to the Company’s Form 8-A12G/A dated September 11, 1995, SEC file number 000-00121, is incorporated herein by reference.

4(ii)	Indenture dated as of November 26, 2003 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iii)	Registration Rights Agreement dated as of November 26, 2003, between the Company and Deutsche Bank Securities Inc. as Initial Purchaser, filed as Exhibit 4.2 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iv)	Indenture dated as of June 30, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

4(v)	Registration Rights Agreement dated as of June 30, 2004, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchaser, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

10(i)	The Company’s 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ii)	The Company’s 1988 Non-Qualified Stock Option Plan for Non-Officer Directors (as amended and restated effective February 9, 1999), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10(iii)	The Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(iv)	2004 Israeli Addendum to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iv) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(v)	The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(vi)	The Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(vii)	2004 Israeli Addendum to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(vii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(viii)	The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ix)	2004 Israeli Addendum to the Company’s 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(x)	Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2(a) - 30 months), and Messrs. Carson, Salmons, Belani, Griffing, Chylak, Torton, Amweg, Anderson, Hartigan, Lutz, Mak, and Rheault (Section 2(a) - 18 months), filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, is incorporated herein by reference.*

10(xi)	The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(xii)	2004 Israeli Addendum to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(xiii)(1)	Sale and Buyback of Fine Metal Agreement dated June 12, 2006 between Kulicke & Soffa (SEA) PTE LTD, Kulicke and Soffa Global Holding Corporation and AGR Matthey, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 is incorporated herein by reference. (1)

10(xiv)	The Company’s 2006 Equity Plan, filed as Appendix A to the Company’s proxy statement on Schedule 14A for the annual meeting of shareholders on February 14, 2006, is incorporated herein by reference. *

10(xv)	Form of Stock Option Award Letter regarding the 2006 Equity Plan, filed as Exhibit 99.1 to the Company’s report on Form 8-K dated October 3, 2006, is incorporated herein by reference. *

10(xvi)	Form of Performance Share Award Agreement regarding the 2006 Equity Plan, filed as Exhibit 99.2 to the Company’s report on Form 8-K dated October 3, 2006, is incorporated herein by reference. *

10(xvii)	Acquisition Agreement among the Company, K & S Interconnect, Inc. and Tyler Acquisition Corp. dated January 25, 2006, filed as Exhibit 10.1 to the Company’s report on Form 8-K dated January 25, 2006, is incorporated herein by reference.

10(xviii)	Asset Purchase Agreement among Kulicke and Soffa Industries, Inc., K & S Interconnect Inc., Kulicke and Soffa (Suzhou), Ltd., Kulicke and Soffa (Japan) Ltd., Kulicke and Soffa (SEA) Pte., Kulicke and Soffa Test Taiwan Co., Ltd., SV Probe Pte. Ltd. and SV Probe, Inc. dated January 25, 2006, filed as Exhibit 10.2 to the Company’s report on Form 8-K dated January 25, 2006, is incorporated herein by reference.

10(xix)	Master Sale and Purchase Agreement between Dover Technologies International, Inc. and the Company dated as of October 11, 2006, filed as Exhibit 2.1 to the Company’s report on Form 8-K dated November 3, 2006, is incorporated herein by reference.

10(xx)	Facility Letter Agreement dated June 7, 2006 between Kulicke & Soffa (SEA) PTE LTD, Kulicke And Soffa Global Holding Corporation and Citibank, N.A., Singapore Branch, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006, is incorporated herein by reference.

10(xxi)	Agreement to Sell and Purchase Real Estate, dated August 25, 2004, as amended on September 15, 2004, between the Company and Good Mac Realty Partners, L.P. , filed as Exhibit 10(xiv) to the Company’s Registration on Form S-1 filed September 30, 2004, is incorporated herein by reference.

10(xxii)	Agreement of Lease, by and between the Company and 1005 Virginia Associates, L.P., dated June 30, 2005, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference.

10(xxiii)	Officer Incentive Compensation Plan, dated August 2, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference. *

10(xxiv)	Severance Agreement and General Release, dated March 31, 2006 between the Company and Oded Lender, filed as Exhibit 10.1 to the Company’s report of Form 8-K dated March 31, 2006, is incorporated herein by reference. *

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm)

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the U.S. Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.

KULICKE AND SOFFA INDUSTRIES, INC.

Schedule II-Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of period	Charged to costs and expenses		Other Additions (describe)		Deductions (describe)		Balance at end of period
Fiscal Year ended September 30, 2004
Allowance for doubtful accounts	$4,994	$(970)		$—		$1,002	(1)	$3,022

Inventory reserve	$12,294	$1,444		$—		$3,848	(2)	$9,890

Valuation allowance for deferred taxes	$100,728	$(11,185	)(3)	$10,400	(4)	$6,503	(5)	$93,440

Fiscal Year ended September 30, 2005

Allowance for doubtful accounts	$3,022	$(589)		$—		$347	(1)	$2,086

Inventory reserve	$9,890	$2,699		$—		$3,201	(2)	$9,388

Valuation allowance for deferred taxes	$93,440	$15,018	(6)	$—		$—		$108,458

Fiscal Year ended September 30, 2006

Allowance for doubtful accounts	$2,086	$(656)		$1,642	(7)	$4	(1)	$3,068

Inventory reserve	$9,388	$1,034		$—		$2,836	(2)	$7,586

Valuation allowance for deferred taxes	$108,458	$(38,170	)(3)	$—		$—		$70,288

(1)	Bad debts written off.
(2)	Disposal of excess and obsolete inventory.
(3)	Reflects the decrease in the valuation allowance primarily associated with the Company’s U.S. net operating losses and other deferred tax assets.
(4)	Reflects adjustment of cumulative timing differences.
(5)	Reflects adjustment associated with the Company’s foreign net operating losses.
(6)	Reflects the increase in valuation allowance primarily associated with the Company’s U.S. net operating losses and cumulative timing differences.
(7)	Reflects reserve against the Company’s former test division accounts receivable that were not sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ C. SCOTT KULICKE
C. Scott Kulicke
Chairman of the Board and
Chief Executive Officer

Dated:	December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. SCOTT KULICKE
C. Scott Kulicke (Principal Executive Officer)	Chairman of the Board of Directors and Chief Executive Officer	December 14, 2006

/s/ MAURICE E. CARSON
Maurice E. Carson	Vice President and Chief Financial Officer	December 14, 2006
(Principal Financial and Accounting
Officer)

/s/ BRIAN R. BACHMAN
Brian R. Bachman	Director	December 14, 2006

/s/ JOHN A. O’STEEN
John A. O’Steen	Director	December 14, 2006

/s/ GARRETT E. PIERCE
Garrett E. Pierce	Director	December 14, 2006

/s/ MACDONELL ROEHM, JR.
MacDonell Roehm, Jr.	Director	December 14, 2006

/s/ BARRY WAITE
Barry Waite	Director	December 14, 2006

/s/ C. WILLIAM ZADEL
C. William Zadel	Director	December 14, 2006