Form 10-Q
period 2006-12-30
KULICKE & SOFFA INDUSTRIES INC
filed 2007-02-08
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

As of February 5, 2007, there were 57,506,794 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

December 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	(Unaudited) December 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$133,967	$127,898
Restricted cash	1,973	—
Short-term investments	21,343	11,560
Accounts receivable, net of allowance for doubtful accounts of $3,068 and $3,579 respectively	120,651	123,118
Inventories, net	47,866	58,282
Prepaid expenses and other current assets	10,446	10,996
Deferred income taxes	3,990	3,992
Current assets of discontinued operations	3,832	—

TOTAL CURRENT ASSETS	344,068	335,846

Property, plant and equipment, net	28,487	39,271
Goodwill	29,684	29,684
Intangible assets	—	626
Other assets	3,262	4,657

TOTAL ASSETS	$405,501	$410,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,881	$37,484
Accrued expenses	32,970	32,374
Income taxes payable	19,239	20,453

TOTAL CURRENT LIABILITIES	95,090	90,311

Long-term debt	195,000	195,000
Other liabilities	10,640	10,331
Deferred income taxes	25,465	26,455

TOTAL LIABILITIES	326,195	322,097

Commitments and contingent liabilities (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, without par value:
Authorized - 5,000 shares; issued - none	—	—
Common stock, without par value:
Authorized - 200,000 shares; issued and outstanding:
57,208 shares and 57,418 shares, respectively	277,194	280,518
Retained earnings (deficit)	(191,824)	(187,651)
Accumulated other comprehensive loss	(6,064)	(4,880)

TOTAL SHAREHOLDERS’ EQUITY	79,306	87,987

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$405,501	$410,084

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31, 2005	December 30, 2006
Net revenue	$204,632	$152,308
Cost of sales	139,169	113,589

Gross profit	65,463	38,719

Selling, general and administrative	20,582	22,655
Research and development	8,668	11,825

Total operating expenses	29,250	34,480

Income from operations	36,213	4,239
Interest income	712	1,457
Interest expense	(958)	(636)

Income from continuing operations before income taxes	35,967	5,060
Provision for income taxes	5,349	887

Income from continuing operations	30,618	4,173

Loss from discontinued operations, net of tax	(5,317)	—

Net income	$25,301	$4,173

Income per share from continuing operations:
Basic	$0.59	$0.07

Diluted	$0.45	$0.06

Loss per share from discontinued operations:
Basic	$(0.10)	$—

Diluted	$(0.07)	$—

Net income per share:
Basic	$0.49	$0.07

Diluted	$0.38	$0.06

Weighted average shares outstanding:
Basic	52,044	57,301
Diluted	68,239	69,456

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	December 31, 2005	December 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,301	$4,173
Less: Loss from discontinued operations	(5,317)	—

Income from continuing operations	30,618	4,173
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,809	2,305
Stock-based compensation and non-cash employee benefits	1,751	2,287
Provision for doubtful accounts	100	511
Provision for inventory valuation	380	637
Deferred income taxes	893	(242)
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(39,577)	7,132
Inventories	(9,183)	2,412
Prepaid expenses and other current assets	(4,007)	237
Accounts payable and accrued expenses	20,080	(8,190)
Income taxes payable	3,389	1,080
Other, net	1,477	(1,044)

Net cash provided by continuing operations	8,730	11,298
Net cash provided by (used in) discontinued operations	490	(964)

Net cash provided by operating activities	9,220	10,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Alphasem, net of $1,111 cash acquired	—	(28,247)
Proceeds from sales of investments classified as available for sale	14,236	10,023
Purchase of investments classified as available for sale	(6,925)	(240)
Purchases of property, plant and equipment	(2,360)	(1,100)
Changes in restricted cash, net	(8,874)	1,973

Net cash used in continuing operations	(3,923)	(17,591)
Net cash used in discontinued operations	(605)	—

Net cash used in investing activities	(4,528)	(17,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	614	1,037
Payments on borrowings, including capitalized leases	(149)	—

Net cash provided by financing activities	465	1,037
Effect of exchange rate changes on cash and cash equivalents	(292)	151

Changes in cash and cash equivalents	4,865	(6,069)
Cash and cash equivalents at beginning of period	79,455	133,967

Cash and cash equivalents at end of period	$84,320	$127,898

CASH PAID DURING THE PERIOD FOR:
Interest	$847	$650
Income taxes	$775	$123

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business The Company designs, manufactures and markets capital equipment and packaging materials and services, as well as, maintains, repairs and upgrades assembly equipment. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences periodic downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. Over time, these downturns and slowdowns have also adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

Basis of Presentation The preparation of the interim consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the interim consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates these estimates. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates. Actual results could differ from those estimates. The interim consolidated financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 30, 2005 and 2006, and the related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended September 30, 2006. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.

Discontinued Operations-Test Business During the three months ended April 1, 2006, the Company committed to a plan of disposal and sold its test business in two separate transactions. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, the financial results of the test business were classified as discontinued operations in the consolidated statement of operations for the three months ended December 31, 2005 and the consolidated balance sheet as of September 30, 2006. Discontinued operations are reported separately on the Company’s consolidated statements of cash flow for the three months ended December 31, 2005 and December 30, 2006. For the three months ended December 31, 2005, discontinued operations had net revenues of $23.4 million, and a loss net of tax of $5.3 million. All remaining assets of the discontinued operations, which totaled $3.8 million, were transferred to the buyers during the three months ended December 30, 2006, without additional consideration.

Fiscal Year Change During the three months ended December 31, 2005, the Company amended its by-laws to change its current fiscal year end from September 30 to a 52/53-week fiscal year ending on the Saturday closest to September 30 of each fiscal year. Each of the first three fiscal quarters will end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth fiscal quarter in each year (and the fiscal year) will end on the Saturday closest to September 30. The fiscal quarters for fiscal 2006 end on December 31, 2005, April 1, 2006, July 1, 2006 and September 30, 2006. The fiscal quarters for fiscal 2007 end on December 30, 2006, March 31, 2007, June 30, 2007 and September 29, 2007. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

Reclassification Certain reclassifications have been made to amounts in the prior year interim consolidated financial statements in order to conform to the current years’ presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is required to be adopted by the Company in fiscal 2008. The Company is currently evaluating the potential impact of FIN 48 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment required under FASB Statement No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above are effective for fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. The Company does expect the adoption of SFAS 158 to have a material impact on its consolidated results of operations and financial condition.

NOTE 3 – PURCHASE OF ALPHASEM

On November 3, 2006, the Company completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $29.4 million in cash including capitalized acquisition costs and after working capital adjustment. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company has accounted for the acquisition under the purchase method of accounting. Accordingly, the results of operations of Alphasem, since the acquisition date, have been included in our interim consolidated statements of operations. Alphasem has been included in our Equipment segment. The allocation of the purchase price for this acquisition may not be final, primarily with respect to the valuation of Alphasem’s building in Berg, Switzerland and tax accounts, and is expected to be completed during fiscal 2007. The Company does not expect any adjustments to fair value estimates of assets or liabilities to be material.

As of the date of acquisition, the fair value of assets and liabilities acquired was approximately $30.0 million, consisting of $18.1 million of net working capital, $12.4 million of long-term capital assets, and $0.5 million of other liabilities. The Company engaged an independent third party appraiser to assist management with determining the current fair market values for acquired land, buildings and other intangible assets of Alphasem. The Company reduced the recognized value of the long-term acquired assets on a pro rata basis, since the $30.0 million fair value of acquired net assets exceeded the acquisition purchases price of $29.4 million. In accordance with SFAS 141, pro forma information has not been disclosed as the impact of this acquisition was not material.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed, after purchase accounting adjustments, as of the acquisition date:

(in thousands)	As of November 3, 2006
Cash and cash equivalents	$1,111
Accounts receivable	9,796
Inventories	13,138
Other current assets	1,252
Plant, property & equipment	11,176
Intangible assets	626

Total assets acquired	37,099
Liabilities	(7,741)

Total liabililities assumed	(7,741)
Net assets acquired	$29,358

NOTE 4 – SHAREHOLDERS’ EQUITY

Equity-based compensation During the three months ended December 30, 2006, the Company granted approximately 912,000 common stock options to certain employees and all non-employee directors. The stock options vest annually over a three year period beginning one year from date of grant, and were granted at 100% of the market price of the Company’s common stock on the date of grant. Total compensation costs related to options granted during the three months ended December 30, 2006 was $4.0 million and will be amortized over the applicable service period. For the three months ended December 30, 2006, compensation expense related to all outstanding common stock options was $1.9 million.

On October 3, 2006, the Company granted 491,527 performance-based stock awards to certain employees under the Employee Plans. The performance-based stock awards entitle the employee to receive common shares of the Company on the three-year anniversary of the grant date if return on invested capital and revenue growth targets set by the Compensation Committee of the Board of Directors on the date of grant are met. In addition, entitlement to the performance-based stock awards is subject to employment on September 30, 2009. For the three months ended December 31, 2006, compensation expense related to outstanding performance-based stock awards was $0.2 million.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized. Intangible assets with determinable lives are amortized over their estimated useful life. The Company performs an annual impairment test of its goodwill at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS No. 142, Goodwill and Other Intangible Assets, and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. No triggering events occurred during the three months ended December 30, 2006 that would have the effect of reducing the fair value of the bonding wire business unit’s goodwill below its carrying value.

The Company’s goodwill of $29.7 million as of September 30, 2006 and December 30, 2006 is included in its bonding wire business unit, which is included in the Packaging Materials Segment. The Company’s intangible assets as of December 30, 2006 consist of Alphasem trademarks and developed technology.

NOTE 6 – BALANCE SHEET COMPONENTS

As of September 30, 2006 and December 30, 2006, inventories consisted of the following:

(in thousands)	September 30, 2006	December 30, 2006
Raw materials and supplies	$35,951	$33,145
Work in process	8,476	18,011
Finished goods	11,025	15,348

	55,452	66,504
Inventory reserves	(7,586)	(8,222)

	$47,866	$58,282

As of September 30, 2006 and December 30, 2006, property, plant and equipment consisted of the following:

(in thousands)	September 30, 2006	December 30, 2006
Land	$117	$2,709
Buildings and building improvements	5,120	11,623
Machinery and equipment	109,494	111,798
Leasehold improvements	12,855	14,107

	127,586	140,237
Accumulated depreciation	(99,099)	(100,966)

	$28,487	$39,271

As of September 30, 2006 and December 30, 2006, accrued expenses consisted of the following:

(in thousands)	September 30, 2006	December 30, 2006
Wages & Benefits	$14,077	$9,857
Contractual commitments on closed facilities	2,466	2,408
Severance	4,613	3,309
Customer advances	1,776	1,738
Product warranties	712	2,110
Professional fees and services	878	3,570
Other	8,448	9,382

	$32,970	$32,374

NOTE 7 – DEBT

As of September 30, 2006 and December 30, 2006, debt consisted of the following:

Type	Maturity Date	Conversion Price	Rate	September 30, 2006	December 30, 2006
				(in thousands)
Convertible Subordinated Notes	November 30, 2008	$20.33	0.50%	$130,000	$130,000
Convertible Subordinated Notes	June 30, 2010	$12.84	1.00%	65,000	65,000

				$195,000	$195,000

The 0.5% Convertible Subordinated Notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s 1.0% Convertible Subordinated Notes (described below). There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. The 0.5% Convertible Notes pay interest on May 30 and November 30 of each year.

The 1.0% Convertible Subordinated Notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our 0.5% Convertible Subordinated Notes (described above). There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities. The conversion rights of these notes may be terminated after June 30, 2006 if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The 1.0% Convertible Notes pay interest on June 30 and December 30 of each year.

NOTE 8 – EARNINGS PER SHARE

Basic net income per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share assumes the exercise of stock options and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income per share. In addition, in computing diluted net income per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. For the three months ended December 31, 2005 and December 30, 2006, $0.4 million and $0.3 million, respectively, of interest expense, related to the convertible subordinated notes, was added to the Company’s net income to determine the numerator for the diluted earnings per share calculation.

The following table reconciles the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding for the three months ended December 31, 2005 and December 30, 2006:

	Three Months Ended
(in thousands)	December 31, 2005	December 30, 2006
Weighted average shares outstanding - Basic	52,044	57,301

Potentially dilutive securities:
Employee stock options	1,050	681
Employee performance awards	—	18
1.0 % Convertible Subordinated Notes	5,062	5,062
0.5 % Convertible Subordinated Notes	10,083	6,394

Total potentially dilutive securities	16,195	12,155

Weighted average shares outstanding - Diluted	68,239	69,456

NOTE 9 – COMPREHENSIVE INCOME

The following table reflects comprehensive income for the three months ended December 31, 2005 and December 30, 2006:

	Three Months Ended
(in thousands)	December 31, 2005	December 30, 2006
Net income	$25,301	$4,173

Foreign currency translation adjustment	439	1,177
Unrealized gain on investments, net of taxes	4	7

Comprehensive income	$25,744	$5,357

NOTE 10 – OPERATING RESULTS BY BUSINESS SEGMENT FOR CONTINUING OPERATIONS

The following table reflects selected business segment income from operations for the three months ended December 31, 2005 and December 30, 2006:

(in thousands)	Equipment Segment	Packaging Materials Segment	Continuing Operations
Three months ended December 30, 2006:
Net revenue	$58,166	$94,142	$152,308
Cost of sales	33,176	80,413	113,589

Gross profit	24,990	13,729	38,719
Operating expenses	25,194	9,286	34,480

Income from operations	$(204)	$4,443	$4,239

Segment Assets as of December 30, 2006	$166,999	$243,085	$410,084

(in thousands)	Equipment Segment	Packaging Materials Segment	Continuing Operations
Three months ended December 31, 2005:
Net revenue	$120,672	$83,960	$204,632
Cost of sales	68,695	70,474	139,169

Gross profit	51,977	13,486	65,463
Operating expenses	21,943	7,307	29,250

Income from operations	$30,034	$6,179	$36,213

Segment Assets as of December 31, 2005	$197,134	$195,361	$392,495

NOTE 11 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations The Company has issued standby letters of credit for employee benefit programs, a customs bond, and its wire manufacturing subsidiary has issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by the assets of the Company’s wire manufacturing subsidiary and contains restrictions on that subsidiary’s net worth, ratio of total liabilities to net worth, ratio of earnings before interest, taxes and depreciation to interest expense and ratio of current assets to current liabilities.

The following table reflects guarantees under the standby letters of credit as of December 30, 2006:

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

		$21,086

The Company’s products are generally shipped with a one-year warranty against manufacturing defects and the Company does not offer extended warranties in the normal course of its business. The Company reserves for estimated warranty expense when revenue for the related product is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects product warranty activity for the three months ended December 31, 2005 and December 30, 2006:

	Three Months Ended
(in thousands)	December 31, 2005	December 30, 2006
Reserve for product warranty, beginning of period	$853	$712
Alphasem reserve for product warranty at date of acquisition	—	1,597
Provision for product warranty expense	841	304
Product warranty costs incurred	(406)	(503)

Reserve for product warranty, end of period	$1,288	$2,110

Commitments and Contingencies The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion has varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on its balance sheet as of December 30, 2006 was $21.2 million.

In September 2004, the tax authority in Singapore notified the Company that it believes Goods and Services Tax (“GST”) in the amount of $3.3 million is owed on the return of gold scrap to the Company’s former gold supplier over the period from 1998 to 2004. The Company does not agree with this assessment and has filed an objection. In the event the Company is unsuccessful in its objection and subsequent appeal if necessary, the Company believes it will recover the cost from its former gold supplier. For these reasons, no accrual for this contingency has been included in the Company’s financial statements. The Company believes that resolution of this matter may take an additional two to three years.

Concentrations Sales to a relatively small number of customers account for a significant percentage of the Company’s net revenue. Sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 16.4% and 12.9%, respectively, of the Company’s net revenue for the three months ended December 30, 2006. During the three months ended December 31, 2005, sales to Advanced Semiconductor Engineering, STATS ChipPac and Siliconware Precision Industries accounted for 16%, 12% and 10%, respectively of the Company’s net revenue. No other customer accounted for 10% or more of total net revenue during the three months ended December 31, 2005 or December 30, 2006. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenue for the foreseeable future.

As of September 30, 2006, Advanced Semiconductor Engineering and ST Microelectronics accounted for 20% and 12%, respectively of total accounts receivable. As of December 30, 2006, Advanced Semiconductor Engineering accounted for 14% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at September 30, 2006 or December 30, 2006.

Approximately 96.4% and 96.7% of our net revenue for the three months ended December 31, 2005 and December 30, 2006, respectively, were to customers located outside of the United States, in particular to customers located in the Asia/Pacific region. Taiwan accounted for the largest single destination for our product shipments with 30.2% and 24.6% of total shipments during the three months ended December 31, 2005 and December 30, 2006, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Pension Plan The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the earlier of the three years before retirement or the three years before December 31, 1995. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation. The Company’s funding policy is consistent with the funding requirements of Federal law and regulations. The Company did not make any contribution to the Plan for the three months ended December 30, 2006.

The following table reflects net periodic pension expense for the three months ended December 31, 2005 and December 30, 2006:

	Three months ended
(in thousands)	December 31, 2005	December 30, 2006
Interest expense	$278	$301
Amortization of net loss	159	192
Expected return on plan assets	(212)	(377)

Net periodic pension expense	$225	$116

401(k) Plan The Company has a Section 401(k) Employee Incentive Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for employee contributions and matching Company contributions ranging from 50% to 175% of the employees’ contributions depending on employee age and years of service. The Company’s contributions under the 401(k) Plan for the three months ended December 31, 2005 and December 30, 2006, totaled $0.5 million and $0.2 million, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this report and in our other reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”). This discussion should be read in conjunction with the Consolidated Financial Statements and Notes in this report.

OVERVIEW

We design, manufacture and market capital equipment and packaging materials as well as service, maintain, repair and upgrade equipment, used to assemble semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is divided into two product segments:

•	equipment; and

•	packaging materials.

We believe we are the only major supplier to the semiconductor assembly industry that provides customers with semiconductor die bonding and wire bonding equipment along with the complementary packaging materials. We believe the ability to control both the equipment and packaging material assembly-related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

On November 3, 2006, we completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $29.4 million in cash including capitalized acquisition costs and after working capital adjustments. The Alphasem acquisition was not material to our quarterly results of operations. Alphasem has been included in our Equipment segment.

During the three months ended March 30, 2007, we expect net revenue to be approximately $140.0 million, excluding any impact of fluctuations in gold pricing. There can be no assurances regarding levels of demand for our products. In addition, we believe the historical volatility – both upward and downward – will persist.

Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business. Accordingly, we continue to lower our cost structure by consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing higher-performing, lower cost equipment. Cost reduction efforts are, an important part of our normal ongoing operations and we expect to continue to further drive down our cost structure, while not diminishing our product quality.

Products and Services

We offer a range of wire bonding and die bonding equipment (and related spare parts), and packaging materials. The table below reflects the percentage of our total net revenue for each business segment for the three months ended December 31, 2005 and December 30, 2006:

	Three Months Ended
	December 31, 2005	December 30, 2006
Equipment	59.0%	38.2%
Packaging materials	41.0%	61.8%

	100.0%	100.0%

Our equipment sales have been, and are expected to remain, highly volatile due to the semiconductor industry’s need for new capability and capacity. Packaging material unit sales tend to be less volatile, following the trend of total semiconductor unit production; however, fluctuations in gold metal commodity prices can have a significant impact on reported Packaging Material net revenues.

Equipment

We manufacture and market a line of die bonders and wire bonders. Die bonders are used to attach a semiconductor device, or die, to the package which will house the device. Wire bonders are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of the die and the leads on its package. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/ process control. In particular, our equipment is capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our principal products are:

Integrated Circuit (“IC”) Ball Bonders. Automatic IC ball bonders represent a majority of our semiconductor equipment business. As part of our competitive strategy, we have introduced new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to the predecessor model. In later 2005, we extended the life of our successful Maxum product line by introducing the Maxum Ultra, which superceded the Maxum Plus, and the Maxum Elite, which superseded the Nu-Tek. Each of these new machines improves productivity by approximately a 10% over its predecessor model and offers various other performance improvements.

Specialty Wire Bonders. Our wire bonders target specific markets. Our Model 8098 targets the large area ball bonder market and is designed for wire bonding hybrid applications, chip on board applications, and other large area applications. Our Model 8090 is a large area wedge bonder. We introduced a new model wafer stud bumper, the AT Premier, during the fourth quarter of 2005. The AT Premier is targeted for gold-to-gold interconnect in the flip chip market. With industry-leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

IC Die Bonders. In November 2006, we acquired the Alphasem die bonder product lines, consisting of the SwissLine and EasyLine models. Die bonders are used by many of the existing customers along with our wire bonders. We expect to utilize the same competitive strategy by our wire bonder business including developing new models which both improve the productivity of the die bonders and increase the size of the market served by the new models.

Specialty Die Bonders. Our die bonder product line also includes a series of specialty bonders, consisting of several equipment models based on our die bonder platform. These models are used for various assembly processes including, but not limited to: die sorting, power device assembly, and Microelectromechanical systems assembly.

Packaging Materials

We manufacture and market a range of semiconductor packaging materials and expendable tools for the semiconductor packaging and assembly market. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment. A wire bonder uses a capillary or wedge tool and bonding wire much like a sewing machine uses a needle and thread. Our principal products are:

Bonding Wire We manufacture gold, aluminum and copper wire used in the wire bonding process. This wire is bonded to the chip surface and package substrate by the wire bonder and becomes a permanent part of the semiconductor package. We produce wire for a wide range of specifications, which satisfy most wire bonding applications for semiconductor packages.

Expendable Tools Our expendable tools include a wide variety of capillaries, wedges, die collets and wafer saw blades. Capillaries and wedges attach the wire to the semiconductor chip, allowing a precise amount of wire to form a permanent wire loop, then the wire is attached to the package substrate, and finally the wire is cut so the bonding process may be repeated. Die collets pick up and place die into packages before the wire bonding process begins. Saw blades are used to cut silicon wafers into individual semiconductor die.

CRITICAL ACCOUNTING POLICIES

The preparation of the interim consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the interim consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. By their nature, these assumptions, estimates and judgments are subject to an inherent degree of uncertainty. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We have addressed our critical accounting policies in ITEM 7 of our Annual Report on Form 10-K for the year ended September 30, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Policies and Estimates.”

RESULTS OF OPERATIONS

Bookings and Backlog

A booking is recorded when a customer order is reviewed and a determination is made that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. During the three months ended December 31, 2005 and December 30, 2006, we recorded bookings of $179.2 million and $152.1 million, respectively. The decrease in bookings during the three months ended December 30, 2006 compared to the same period a year ago was due to a decrease in bookings for automatic ball bonders within our Equipment segment caused by reduced industry-wide demand for backend semiconductor equipment. As of December 31, 2005 and December 30, 2006, we had a backlog of customer orders totaling $66.1 million and $55.9 million, respectively. Our bookings and backlog as of any date may not be indicative of net revenue for any future period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenue

The table below reflects business segment net revenue during the three months ended December 31, 2005 and December 30, 2006:

	Three Months Ended		% Change
(dollar amounts in thousands)	December 31, 2005	December 30, 2006
Equipment	$120,672	$58,166	-51.8%
Packaging materials	83,960	94,142	12.1%

	$204,632	$152,308	-25.6%

Overall, net revenue for the three months ended December 30, 2006 decreased $52.3 million, or 25.6% from the same period in the prior year. Included in net revenue for the Packaging Materials segment is gold metal value that is generally passed through to the customer without generating a profit. Gold metal value included in our Packaging Materials net revenue for the three months ended December 31, 2005 and December 30, 2006 was $59.7 million and $71.0 million, respectively. These same amounts are included in the cost of sales.

For the three months ended December 30, 2006, net revenue for our Equipment segment decreased 51.8% to $58.2 million from $120.7 million during the same period a year ago. The decrease in net revenue was primarily attributable to a 62.0% decrease in unit sales of our IC Ball Bonders caused by decreased industry-wide demand for backend semiconductor equipment. The decrease in net revenues was partially offset by an increase in net revenues derived from our newly acquired IC Die Bonder business.

For the three months ended December 30, 2006, our Packaging Materials segment net revenue increased 12.1% to $94.1 million from $83.9 million during the same period a year ago. The $10.2 million increase in Packaging Materials net revenue includes a $12.0 million increase in wire net revenue offset by a $1.8 million decrease in expendable tools net revenue. Of the $12.0 million increase in wire net revenue, $16.3 million was due to an increase in gold wire average selling prices, primarily caused by an increase in the price of gold, partially offset by a $4.2 million decrease in wire volume unit sales (measured in Kft). The $1.8 million decrease in expendable tools net revenue was primarily due to an 8.2% decrease in capillary unit sales and a 21.0% decrease in saw blade unit sales.

The majority of our net revenue is from customers located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 96.7% of our total net revenue during the three months ended December 30, 2006 compared to 96.4% of total net revenue during the three months ended December 31, 2005. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, Singapore, Korea and Japan. Taiwan accounted for the largest single destination for our product shipments with 27.5% and 24.6% of total shipments during the three months ended December 31, 2005 and December 30, 2006, respectively.

Gross Profit

The table below reflects business segment gross profit and gross margin percentages during the three months ended December 31, 2005 and December 30, 2006:

	Three Months Ended
(dollar amounts in thousands)	December 31, 2005		December 30, 2006
	Gross Profit	% Sales	Gross Profit	% Sales
Equipment	$51,977	43.1%	$24,990	43.0%
Packaging materials	13,486	16.1%	13,729	14.6%

	$65,463	32.0%	$38,719	25.4%

Overall, gross profit decreased $26.7 million during the three months ended December 30, 2006, compared to the same period in the prior year. The lower gross profit during this period was primarily due to lower sales driven by reduced industry-wide demand, particularly for automatic ball bonders sold within our equipment segment. Gross margin (which represents gross profit divided by revenue) decreased to 25.4% during the three months ended December 30, 2006, from 32.0% during the same period a year ago. The decrease in gross margin during this period was primarily due to relatively flat selling prices in our equipment segment and an increased proportion of gold metal revenues in our packaging materials segment.

For the three months ended December 30, 2006, gross profit for our Equipment segment decreased $26.9 million to $25.0 million from $51.9 million during the same period a year ago primarily due to a decrease in industry-wide demand for automatic ball bonders. Gross margin of 43.0% remains unchanged compared to the same period last year. Overall, selling prices have remained flat while lower costs on our newer generation machines have offset efficiencies lost due to lower volumes.

Our Packaging Materials segment gross profit increased $0.2 million to $13.7 million during the three months ended December 30, 2006, from $13.5 million during the same period a year ago; however, our gross margin decreased from 16.1% to 14.6%. The gross margin decrease was primarily due to a 28.6% increase in the cost of gold, which is passed through to the customer, and due to a higher proportion of wire sales, which have a lower gross margin compared to other packaging materials products.

Operating Expense

The table below reflects operating expenses during the three months ended December 31, 2005 and December 30, 2006:

	Three Months Ended
(dollar amounts in thousands)	December 31, 2005		December 30, 2006
	Operating Expenses	% Sales	Operating Expenses	% Sales
Selling, general and adminstrative	$20,582	10.1%	$22,655	14.9%
Research and development, net	8,668	4.2%	11,825	7.8%

	$29,250	14.3%	$34,480	22.6%

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses of $22.7 million for the three months ended December 30, 2006 increased 10.1%, compared to the SG&A expenses of $20.6 million during the three months ended December 31, 2005. This increase was primarily due to the additional SG&A associated with the addition of the Alphasem die bonder business and increased stock-based compensation expense recorded in the first quarter of fiscal 2007.

Research and Development

Research and development expenses for the three months ended December 30, 2006 increased $3.2 million from the same period in the prior year. The increase was primarily due to prototype material expense in the ball bonder business, which we expect to continue during the next quarter, and the acquisition of the Alphasem die bonder program. Die bonder research and development is expected to increase during future periods and stabilize by the fourth quarter of fiscal 2007.

Income from Operations

The table below reflects business segment income from operations during the three months ended December 31, 2005 and December 30, 2006:

	Three Months Ended
	December 31, 2005		December 30, 2006
(dollar amounts in thousands)	Income from Operations	% Sales	Income from Operations	% Sales
Equipment	$30,034	24.9%	$(204)	-0.4%
Packaging materials	6,179	7.4%	4,443	4.7%

	$36,213	17.7%	$4,239	2.8%

Income from operations for the three months ended December 30, 2006 was $4.3 million, compared to income from operations of $36.2 million in the same period of the prior year. The $31.9 million decrease in income from continuing operations for the three months ended December 31, 2006 was primarily due to reduced industry-wide demand for automatic ball bonders.

As noted above, operating income for our Equipment segment decreased $30.2 million during the three months ended December 30, 2006, compared to the same period a year ago due to decreased industry-wide demand for our automatic ball bonders. Operating income for our Packaging Materials segment decreased $1.7 million for the three months ended December 30, 2006, compared to the same period a year ago, primarily due to lower capillary unit sales.

Interest Income and Expense

Interest income for the three months ended December 30, 2006 increased $0.7 million from the same period a year ago. This increase was due to higher rates of return on invested cash balances. Interest expense in the three months ended December 30, 2006 was $0.6 million, compared to $1.0 million in the same period of the prior fiscal year primarily due to a lower outstanding principal balance on our 0.5% Convertible Subordinated Notes.

Provision (Benefit) for Income Taxes

The provision for income taxes related to continuing operations for the three months ended December 30, 2006 of $0.9 million consisted of income tax of $0.1 million for Federal alternative minimum tax on U.S. income, $0.2 million for state income taxes, $0.1 million for income taxes in foreign jurisdictions, $0.1 million for potential future repatriation of foreign earnings and $0.4 million of income tax expense for additional foreign income tax exposures. The alternative minimum tax and state income tax were due primarily to projected U.S. earnings.

The company records a valuation allowance against deferred tax assets for which it determines that realization is not more likely than not to occur. The decrease in the valuation allowance of $1.0 million for the three months ended December 30, 2006 is due primarily to the projected utilization of tax attributes, for which a valuation allowance had been provided, to offset projected current earnings.

For the three months ended December 31, 2005, the provision for income taxes related to continuing operations of $5.3 million consisted of income tax of $1.0 million for Federal alternative minimum tax on U.S. income, $1.7 million for state income taxes, $1.2 million for income taxes in foreign jurisdictions, $0.8 million for potential future repatriation of foreign earnings and $0.6 million of income tax expense for additional foreign income tax exposures.

The effective tax rate from continuing operations for the three months ended December 30, 2006 was 16.7%. The effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to decreases in the valuation allowance related to tax attributes expected to be utilized in the current year to offset projected current earnings, Federal alternative minimum taxes, state income taxes, differences in foreign tax rates from the U.S. statutory rate, various permanent items, and increases in tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

As of December 30, 2006, cash, cash equivalents and investments were $139.5 million compared to $157.3 million as of September 30, 2006, a decrease of $17.8 million. The net cash provided by operating activities (from continuing operations) during the three months ended December 30, 2006 was $11.3 million and primarily attributable to income from continuing operations of $4.2 million plus non-cash amounts of $5.5 million and changes in operating assets and liabilities of $1.6 million. The net change in operating assets and liabilities of $1.6 million was primarily due to decreases in accounts receivable and inventories and an increase in income taxes payable that was partially offset by a reduction in accounts payable and accrued expenses. Including the net cash used in discontinued operations of $1.0 million, which primarily consisted of severance payments, net cash provided by operating activities was $10.3 million during the three months ended December 30, 2006.

The net cash used in investing activities of $17.6 million is primarily attributable to $28.2 million of cash used in the purchase of Alphasem, net of $1.1 million of acquired cash, and fixed asset purchases of $1.1 million that is partially offset by proceeds from the sale of investments of $10.0 million and a reduction in restricted cash of $1.9 million related to our discontinued operations.

The net cash provided by financing activities of $1.0 million consists of proceeds from the exercise of employee stock options.

Our primary need for cash for the next fiscal year will be to provide the working capital necessary to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2007 capital expenditure needs to be between $10.0 and $12.0 million, and will be primarily used for our operations infrastructure at our Asia/Pacific locations. During fiscal 2006, we financed our working capital needs and capital expenditure through internally generated funds from our Equipment and Packaging Materials segments. We expect to continue to generate cash from operating activities in fiscal 2007 or use cash and investments on hand to meet our cash needs. Additionally, we expect to use the excess cash generated from our business, and cash and investments on hand to fund our future growth opportunities, or to repurchase a portion of our convertible subordinated notes.

Contractual Obligation and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 30, 2006 have not been included in the consolidated balance sheet and statements of operations included in this Form 10-Q. However, they have been disclosed in the following table in order to provide a more complete picture of our financial position and liquidity.

The table below reflects contractual obligations and contingent payments under various arrangements as of December 30, 2006 including those not included in our consolidated balance sheet:

(in thousands)	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
Contractual Obligations:
Long-term debt	$195,000	$—	$130,000	$65,000	$—
Interest expense*	3,845	1,300	2,059	486	—
Operating lease obligations*	38,962	6,171	9,106	7,077	16,608
Inventory purchase obligations*	21,172	21,172	—		—
Commercial Commitments:
Gold supply agreement	11,847	11,847	—	—	—
Standby letters of credit*	1,086	1,086	—	—	—

Total contractual obligations and commercial commitments	$271,912	$41,576	$141,165	$72,563	$16,608

*	Represents contractual amounts not reflected in the consolidated balance sheet at December 30, 2006.

In addition to the obligations identified in the above table, the following long-term liabilities are recorded in our consolidated balance sheet at December 30, 2006: obligation to our non-contributory defined benefit pension plan of $2.2 million; post employment foreign severance obligations of $2.3 million; and lease retirement obligations of $1.6 million. The timing of the ultimate payment of these obligations was uncertain at December 30, 2006.

Long-term debt includes the amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. As of December 30, 2006, the fair value of our $130.0 million 0.5% Convertible Subordinated Notes was $116.4 million, and the fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $60.5 million. The fair values were determined using quoted market prices at the balance sheet date. The fair value of our other assets and liabilities approximates the book value of those assets and liabilities. As of December 30, 2006, the Standard & Poor’s rating on our 0.5% and 1.0% Convertible Subordinated Notes was B-.

The operating lease obligations as of December 30, 2006 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The Gold supply financing guarantee includes gold inventory purchases we are obligated to pay for upon shipment of fabricated gold to our customers.

The standby letters of credit represent obligations in lieu of security deposits for the Company’s gold financing arrangement, employee benefit programs and a customs bond.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We are required to adopt FIN 48 in fiscal 2008. We are currently evaluating the potential impact of FIN 48 on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on our consolidated results of operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment required under FASB Statement No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above are effective for fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of December 30, 2006, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $11.6 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 30, 2006, the fair market value of the portfolio would decline by approximately $0.1 million.

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our foreign operations’ local currencies into the location’s functional currency, the U.S. dollar. Based on our overall currency rate exposure as of December 30, 2006, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have approximately a $2.0 million impact on our financial position, results of operations and cash flows for a three month period. This impact is heavily dependent on numerous factors associated with our foreign operations, including sales to certain customers, product mix and demand, and expense levels. We may enter into foreign exchange forward contracts and other instruments designed to minimize the short-term impact of foreign currency fluctuations on our business. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting described below, our disclosure controls and procedures as of December 30, 2006 are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

We have begun to institute the enhancements to our internal control over financial reporting related to the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The material weakness related to ineffective internal controls associated with the reconciliation and analysis of certain account balances.

We have implemented or intend to implement during fiscal 2007, the following measures to remediate the material weakness in internal control over financial reporting:

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

As of December 30, 2006, our remediation efforts related to the material weakness which existed as of September 30, 2006 were not complete. Our efforts to remediate the material weakness are continuing during fiscal 2007. There were no additional changes in the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A.	RISK FACTORS

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

Some of the factors that may cause our revenues and/or operating profit to fluctuate significantly from period to period are:

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

Substantially all of our sales and manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war

A significant portion of our net revenue for the three months ended December 31, 2005 and December 30, 2006 was from customers located outside of the United States, in particular to customers located in the Asia/Pacific region. Our future performance will depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. These economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

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

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net revenues. During any period, we may have sales to individual customers which exceed 10% of our total net revenues.

We expect that sales of our products to a small number of customers will continue to account for a high percentage of our net revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our important customers. Any one of a number of factors could adversely affect these relationships. If, for example, during periods of escalating demand for our equipment, we were unable to add inventory and production capacity quickly enough to meet the needs of our customers, they may turn to other suppliers making it more difficult for us to retain their business. Similarly, if we are unable for any other reason to meet production or delivery schedules, particularly during a period of escalating demand, our relationships with our key customers could be adversely affected. If we lose orders from a significant customer, or if a significant customer reduces its orders substantially, these losses or reductions may materially and adversely affect our business, financial condition and operating results.

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 57.4 million shares were outstanding as of December 30, 2006. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

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

Management determined that a material weaknesses in our internal control over financial reporting existed as of September 30, 2006. As of December 30, 2006, our remediation efforts related to the material weakness were not complete. See Item 4 — Controls and Procedures for a description of this material weakness and related remediation efforts.

We have begun to implement measures designed to remediate the material weakness in our internal controls by September 30, 2007 (See Item 4 — Controls and Procedures). We cannot assure you as to when the remediation measures will be fully implemented, nor can we assure you that additional material weaknesses will not be identified by our management or independent accountants in the future. In addition, even after the remediation measures are fully implemented, our internal controls may not prevent all potential errors or fraud, because any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description
10.1	Officer Severance Pay Policy

10.2	Form of Termination of Employment Agreement between the Company and Mr. Kulicke (Section 2(a) 30 months), and Messrs. Belani, Carson, Griffing, Rheault and Salmons.

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 8, 2007	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President and
Chief Financial Officer

(Principal Financial Officer)