Form 10-Q
period 2007-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 2007-05-08
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 3, 2007, there were 57,823,906 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10—Q

March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

		(Unaudited)
	September 30, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$133,967	$104,530
Restricted cash	1,973	—
Short-term investments	21,343	24,773
Accounts and notes receivable, net of allowance for doubtful accounts of $3,068 and $3,803, respectively	120,651	128,511
Inventories, net	47,866	63,733
Prepaid expenses and other current assets	10,446	12,589
Deferred income taxes	3,990	3,990
Current assets of discontinued operations	3,832	—

Total current assets	344,068	338,126

Property, plant and equipment, net	28,487	39,110
Goodwill	29,684	29,809
Intangible assets	—	589
Other assets	3,262	4,539

TOTAL ASSETS	$405,501	$412,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,881	$44,669
Accrued expenses	32,970	29,919
Income taxes payable	19,239	17,546

Total current liabilities	95,090	92,134

Long-term debt	195,000	195,000
Other liabilities	10,640	11,332
Deferred income taxes	25,465	25,522

Total liabilities	326,195	323,988

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued—none	—	—
Common stock, no par value:
Authorized 200,000 shares; issued and outstanding 57,208 and 57,722 shares, respectively	277,194	283,250
Accumulated deficit	(191,824)	(189,865)
Accumulated other comprehensive loss	(6,064)	(5,200)

Total shareholders’ equity	79,306	88,185

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$405,501	$412,173

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007
Net revenue	$160,329	$142,714	$364,961	$295,022

Cost of sales	115,389	111,033	254,558	224,622

Gross profit	44,940	31,681	110,403	70,400

Selling, general and administrative	20,758	21,906	41,334	44,561
Research and development	9,394	12,530	18,062	24,355

Total operating expenses	30,152	34,436	59,396	68,916

Net income (loss) from operations	14,788	(2,755)	51,007	1,484
Interest income	799	1,509	1,511	2,966
Interest expense	(846)	(604)	(1,804)	(1,240)
Gain on early extinguishment of Notes	4,040	—	4,040	—

Net income (loss) from continuing operations before income taxes	18,781	(1,850)	54,754	3,210
Provision for income taxes	1,667	364	7,016	1,251

Net income (loss) from continuing operations	17,114	(2,214)	47,738	1,959

Loss from discontinued operations, including loss on disposal of $773, net of tax, for the three and six months ended April 1, 2006	(17,843)	—	(23,160)	—

Net income (loss)	$(729)	$(2,214)	$24,578	$1,959

Net income (loss) per share from continuing operations:
Basic	$0.31	$(0.04)	$0.90	$0.03

Diluted	$0.25	$(0.04)	$0.71	$0.03

Loss per share from discontinued operations:
Basic	$(0.32)	$—	$(0.44)	$—

Diluted	$(0.26)	$—	$(0.34)	$—

Net income (loss) per share:
Basic	$(0.01)	$(0.04)	$0.46	$0.03

Diluted	$(0.01)	$(0.04)	$0.37	$0.03

Weighted average shares outstanding:
Basic	54,512	57,580	53,271	57,441
Diluted	69,298	57,580	68,553	58,229

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	April 1, 2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,578	$1,959
Less: Loss from discontinued operations	(22,387)	—
Less: Loss on disposal of discontinued operations	(773)	—

Income from continuing operations	47,738	1,959
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,297	4,766
Stock-based compensation and non-cash employee benefits	3,814	3,473
Provision for doubtful accounts	(275)	736
Provision for inventory valuation	(1,072)	1,806
Deferred income taxes	640	57
Gain on early extinguishment of notes	(4,040)	—
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(14,066)	1,481
Inventory	1,084	(4,202)
Prepaid expenses and other current assets	(4,570)	(2,184)
Accounts payable and accrued expenses	135	(3,447)
Income taxes payable	3,151	(1,697)
Other, net	1,253	(777)

Net cash provided by continuing operations	39,089	1,971
Net cash used in discontinued operations	(11,680)	(2,211)

Net cash provided (used in) by operating activities	27,409	(240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Alphasem, net of $1,111 cash acquired	—	(28,247)
Proceeds from sales of investments classified as available-for-sale	21,154	14,298
Purchase of investments classified as available for sale	(8,533)	(17,732)
Purchases of property, plant and equipment	(6,177)	(2,307)
Changes in restricted cash, net	(10,564)	1,973

Net cash used in continuing operations	(4,120)	(32,015)
Net cash provided by discontinued operations	28,879	—

Net cash provided by (used in) investing activities	24,759	(32,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	3,669	2,583
Payments on borrowings, including capitalized leases	(26,934)	—

Net cash provided by (used in) continuing operations	(23,265)	2,583
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	(23,265)	2,583
Effect of exchange rate changes on cash and cash equivalents	(23)	235

Changes in cash and cash equivalents	28,880	(29,437)
Cash and cash equivalents at beginning of period	79,455	133,967

Cash and cash equivalents at end of period	$108,335	$104,530

CASH PAID DURING THE PERIOD FOR:
Interest	$917	$650
Income taxes	$2,209	$2,833

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business     The Company designs, manufactures and markets capital equipment and packaging materials and services, as well as maintains, repairs and upgrades assembly equipment. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences periodic downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. Over time, these downturns and slowdowns have also adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

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

Discontinued Operations-Test Business     During the three months ended April 1, 2006, the Company committed to a plan of disposal and sold its test business in two separate transactions. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, the financial results of the test business were classified as discontinued operations in the consolidated statement of operations and the consolidated balance sheet for the periods prior to their disposal. Discontinued operations are reported separately on the Company’s consolidated statements of cash flow for the six months ended April 1, 2006 and March 31, 2007. For the six months ended April 1, 2006, discontinued operations had net revenues of $42.6 million, and a loss net of tax of $23.2 million. All remaining assets of the discontinued operations, which totaled $3.8 million, were transferred to the buyers during the three months ended December 30, 2006, without additional consideration.

Fiscal Year     Each of the Company’s first three fiscal quarters will end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth fiscal quarter in each year (and the fiscal year) will end on the Saturday closest to September 30. The fiscal quarters for fiscal 2006 ended on December 31, 2005, April 1, 2006, July 1, 2006 and September 30, 2006. The fiscal quarters for fiscal 2007 end on December 30, 2006, March 31, 2007, June 30, 2007 and September 29, 2007. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

Reclassification     Certain reclassifications have been made to amounts in the prior year interim consolidated financial statements in order to conform to the current years’ presentation.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated results of operations and financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment required under FASB Statement No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above are effective for fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated results of operations and financial position.

NOTE 3—PURCHASE OF ALPHASEM

On November 3, 2006, the Company completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $29.4 million in cash including capitalized acquisition costs and after working capital adjustment. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company has accounted for the acquisition under the purchase method of accounting. Accordingly, the results of operations of Alphasem, since the acquisition date, have been included in our interim consolidated statements of operations. Alphasem is included in our Equipment segment. The allocation of the purchase price for this acquisition may not be final, primarily with respect to certain pre-acquisition purchase commitments and sales contracts, and inventory obsolescence reserves. Adjustments to fair value estimates of assets and liabilities could be material, and are expected to be completed during fiscal 2007.

As of the date of acquisition, the fair value of assets and liabilities acquired was approximately $28.1 million, excluding cash acquired of $1.1 million, consisting of $16.7 million of net working capital, $12.5 million of long-term capital assets, and $0.4 million of other liabilities. The Company engaged an independent third party appraiser to assist management with determining the current fair market values for acquired land, buildings and other intangible assets of Alphasem. Pro forma information has not been disclosed as the impact of this acquisition was not material.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed, after purchase accounting adjustments, as of the acquisition date:

(in thousands)	As of November 3, 2006
Cash and cash equivalents	$1,111
Accounts receivable	9,704
Inventories	13,138
Other current assets	1,252
Plant, property & equipment	11,793
Intangible assets	660
Deferred tax asset—non-current	509

Total assets acquired	38,167

Current liabilities	(8,555)
Other liabilities	(379)

Total liabilities assumed	(8,934)

Net assets acquired	$29,233
Cost of Alphasem including cash acquired	29,358

Goodwill	$125

NOTE 4—SHAREHOLDERS’ EQUITY

Equity-based compensation     During the three and six months ended April 1, 2006, the Company granted approximately 74,000 and 239,000 common stock options, respectively, to certain employees and all non-employee directors. Total compensation costs related to options granted during the three and six months ended April 1, 2006 was $323,000 and $677,000, respectively, and will be amortized over the applicable service period. The stock options generally vest annually over a four year period beginning one year from date of grant, and were granted at 100% of the market price of the Company’s common stock on the date of grant. For the three and six months ended April 1, 2006, compensation expense related to all outstanding common stock options was $1.7 million and $3.2 million, respectively.

During the three and six months ended March 31, 2007, the Company granted approximately 0.2 million and 1.1 million common stock options, respectively, to certain employees. Total compensation costs related to options granted during the three and six months ended March 31, 2007 were $1.0 million and $4.9 million, respectively, and will be amortized over the applicable service period. The stock options generally vest annually over a three year period beginning one year from date of grant, and were granted at 100% of the market price of the Company’s common stock on the date of grant. For the three and six months ended March 31, 2007, compensation expense related to all outstanding common stock options was $0.7 million and $2.4 million, respectively.

On October 3, 2006, the Company granted 491,527 performance-based stock awards, of which 479,556 are outstanding as of March 31, 2007, to certain employees under the Employee Plans. The performance-based stock awards entitle the employee to receive common shares of the Company on the three-year anniversary of the grant date if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met. In addition, entitlement to the performance-based stock awards is subject to employment on September 30, 2009. For the three and six months ended March 31, 2007, compensation expense related to outstanding performance-based stock awards was $0.2 million and $0.4 million, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. The Company performs an annual impairment test of its goodwill at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. No triggering events occurred during the three months ended March 31, 2007 that would indicate the fair value of goodwill may be reduced below its carrying value.

As of September 30, 2006 and March 31, 2007, goodwill consisted of the following:

	(in thousands)
	September 30, 2006	March 31, 2007
Packaging Materials segment	$29,684	$29,684
Equipment segment	—	125

	$29,684	$29,809

Intangible assets with determinable lives are amortized over their estimated useful lives of one to five years. The Company’s intangible assets as of March 31, 2007 consisted of die bonder trademarks and developed technology.

NOTE 6—BALANCE SHEET COMPONENTS

As of September 30, 2006 and March 31, 2007, inventories consisted of the following:

	(in thousands)
	September 30, 2006	March 31, 2007
Raw materials and supplies	$35,951	$42,913
Work in process	8,476	14,735
Finished goods	11,025	14,867

	55,452	72,515
Inventory reserves	(7,586)	(8,782)

	$47,866	$63,733

As of September 30, 2006 and March 31, 2007, property, plant and equipment consisted of the following:

	(in thousands)
	September 30, 2006	March 31, 2007
Land	$117	$2,385
Buildings and building improvements	5,120	13,204
Machinery and equipment	109,494	115,716
Leasehold improvements	12,855	10,701

	127,586	142,006
Accumulated depreciation	(99,099)	(102,896)

	$28,487	$39,110

As of September 30, 2006 and March 31, 2007, accrued expenses consisted of the following:

	(in thousands)
	September 30, 2006	March 31, 2007
Wages & benefits	$14,077	$9,390
Contractual commitments on closed facilities	2,466	2,132
Severance	4,613	2,458
Customer advances	1,776	1,857
Product warranties	712	2,088
Inventory accruals	898	1,031
Other	8,427	10,963

	$32,970	$29,919

NOTE 7—DEBT

As of September 30, 2006 and March 31, 2007 debt consisted of the following:

				(in thousands)
Type	Maturity Date	Conversion Price	Rate	September 30, 2006	March 31, 2007
Convertible Subordinated Notes	November 30, 2008	$20.33	0.50%	$130,000	$130,000
Convertible Subordinated Notes	June 30, 2010	$12.84	1.00%	65,000	65,000

				$195,000	$195,000

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

NOTE 8—EARNINGS PER SHARE

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

For the three months ended March 31, 2007, the exercise of stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were not assumed, since their conversion would have been anti-dilutive. For the six months ended March 31, 2007, the exercise of stock options was assumed to determine diluted earnings per share. The conversion of the 1.0% and 0.5% Convertible Subordinated Notes, and the related $0.6 million of after-tax interest expense were not assumed, since their conversion would have been anti-dilutive.

The following table reconciles the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding for the three and six months ended April 1, 2006 and March 31, 2007:

	(in thousands)
	Three months ended		Six months ended
	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007
Weighted average shares outstanding—Basic	54,512	57,580	53,271	57,441

Potentially dilutive securities:
Employee stock options	1,481	*	1,051	743
Employee performance awards	—	*	—	45
1.0 % Convertible Subordinated Notes	5,062	*	5,062	*	*
0.5 % Convertible Subordinated Notes	8,243	*	9,169	*	*

Total potentially dilutive securities	14,786	—	15,282	788

Weighted average shares outstanding—Diluted	69,298	57,580	68,553	58,229

*	For the three months ended March 31, 2007, 12.3 million shares of potentially dilutive shares were excluded from the diluted earnings per share calculation as their inclusion would be anti-dilutive.
**	For the six months ended March 31, 2007, 11.5 million shares of potentially dilutive shares were excluded from the diluted earnings per share calculation as their inclusion would be anti-dilutive.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

The following table reflects comprehensive income (loss) for the three and six months ended April 1, 2006 and March 31, 2007:

	(in thousands)
	Three months ended		Six months ended
	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007
Net income (loss)	$(729)	$(2,214)	$24,578	$1,959

Foreign currency translation adjustment	(48)	(301)	391	876
Unrealized gain (loss) on investments, net of taxes	1	(11)	5	(4)
Minimum pension liability adjustment, net of taxes	—	(8)	—	(8)

Comprehensive income (loss)	$(776)	$(2,534)	$24,974	$2,823

NOTE 10—BUSINESS SEGMENT INFORMATION

The following table reflects selected business segment information for the three and six months ended April 1, 2006 and March 31, 2007:

	(in thousands)
Three months ended March 31, 2007:	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$49,049	$93,665	$142,714
Cost of sales	29,422	81,611	111,033

Gross profit	19,627	12,054	31,681
Operating expenses	26,065	8,371	34,436

Net income (loss) from continuing operations	$(6,438)	$3,683	$(2,755)

Six months ended March 31, 2007:	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$107,215	$187,807	$295,022
Cost of sales	62,598	162,024	224,622

Gross profit	44,617	25,783	70,400
Operating expenses	51,259	17,657	68,916

Net income (loss) from continuing operations	$(6,642)	$8,126	$1,484

Segment Assets at March 31, 2007	$195,333	$216,840	$412,173

Three months ended April 1, 2006:	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$73,162	$87,167	$160,329
Cost of sales	41,807	73,582	115,389

Gross profit	31,355	13,585	44,940
Operating expenses	21,680	8,472	30,152

Net income from continuing operations	$9,675	$5,113	$14,788

Six months ended April 1, 2006:	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$193,834	$171,127	$364,961
Cost of sales	110,502	144,056	254,558

Gross profit	83,332	27,071	110,403
Operating expenses	43,617	15,779	59,396

Net income from continuing operations	$39,715	$11,292	$51,007

Segment Assets at April 1, 2006	$207,256	$192,233	$399,489

NOTE 11—GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

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

The following table reflects guarantees under the standby letters of credit as of March 31, 2007:

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

		$21,086

Product Warranties     The Company’s products are generally shipped with a one-year warranty against manufacturing defects and the Company does not offer extended warranties in the normal course of its business. The Company reserves for estimated warranty expense when revenue for the related product is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects product warranty activity for the three months and six months ended April 1, 2006 and March 31, 2007:

	(in thousands)
	Three months ended		Six months ended
	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007
Reserve for product warranty, beginning of period	$1,288	$2,110	$853	$712
Die bonder reserve for product warranty at date of acquisition	—	—	—	1,597
Provision for product warranty expense	394	840	1,235	1,143
Product warranty costs incurred	(645)	(863)	(1,051)	(1,365)

Reserve for product warranty, end of period	$1,037	$2,087	$1,037	$2,087

Commitments and Contingencies     The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion has varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on the balance sheet as of March 31, 2007 was $34.6 million.

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

Concentrations     Sales to a relatively small number of customers account for a significant percentage of the Company’s net revenue. Sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 16.1% and 13.6%, respectively, of the

Company’s net revenue for the six months ended March 31, 2007. During the six months ended April 1, 2006, sales to Advanced Semiconductor Engineering, STATS ChipPac and Siliconware Precision Industries accounted for 14.6%, 11.1% and 10.3%, respectively of the Company’s net revenue. No other customer accounted for 10% or more of total net revenue during the six months ended April 1, 2006 or March 31, 2007. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenue for the foreseeable future.

As of September 30, 2006, Advanced Semiconductor Engineering and ST Microelectronics accounted for 20.0% and 12.0%, respectively of total accounts receivable. As of March 31, 2007, Advanced Semiconductor Engineering accounted for 12.0% of total accounts receivable. No other customer accounted for more than 10.0% of total accounts receivable at September 30, 2006 or March 31, 2007.

Approximately, 95.0% and 95.7% of our net revenue for the six months ended April 1, 2006 and March 31, 2007, respectively, were to customers located outside of the United States, in particular to customers located in the Asia/Pacific region. Taiwan accounted for the largest single destination for the Company’s product shipments with 24.0% and 21.5% of total shipments during the six months ended April 1, 2006 and March 31, 2007, respectively.

NOTE 12—EMPLOYEE BENEFIT PLANS

Pension Plan     The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the earlier of the three years before retirement or the three years before December 31, 1995. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation. During the six months ended April 1, 2006, the Company funded the pension plan by contributing 200,000 shares of Company common stock valued at $1.8 million, using the market price of the Company’s common stock on the date of the contribution to value the funding. The Company’s funding policy is consistent with the funding requirements of Federal law and regulations.

The following table reflects net periodic pension expense for the six months ended April 1, 2006 and March 31, 2007:

	Six months ended
(in thousands)	April 1, 2006	March 31, 2007
Interest expense	$603	$637
Amortization of net loss	383	360
Expected return on plan assets	(536)	(789)

Net periodic pension expense	$450	$208

401(k) Plan     The Company has a Section 401(k) Employee Incentive Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for employee contributions and matching Company contributions ranging from 50% to 175% of the employees’ contributions depending on employee age and years of service. At the Company’s discretion, employer matching contributions may be funded with shares of Company common stock or cash. The Company’s contributions under the 401(k) Plan for the six months ended April 1, 2006 and March 31, 2007, totaled $0.8 million and $0.6 million, respectively, and was satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”). This discussion should be read in conjunction with the Consolidated Financial Statements and Notes in this report.

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

We believe we are the only major supplier to the semiconductor assembly industry that provides customers with semiconductor die bonding and wire bonding equipment along with many of the complementary packaging materials. We believe the ability to control both the equipment and packaging material assembly-related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

On November 3, 2006, we completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $29.4 million in cash including capitalized acquisition costs and after working capital adjustments. Alphasem is included in our Equipment segment.

During the three months ended June 30, 2007, we expect net revenue to be approximately $167.0 million, excluding any impact of fluctuations in gold pricing. There can be no assurances regarding levels of demand for our products. In addition, we believe historical volatility – both upward and downward – will persist.

Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business. Accordingly, we continue to lower our cost structure by consolidating operations, moving certain of our manufacturing capacity to China, moving a portion of our supply chain to lower cost suppliers and designing higher-performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations and we expect to continue to further drive down our cost structure, while not diminishing our product quality.

Products and Services

We offer a range of wire bonding and die bonding equipment (and related spare parts) and packaging materials. The following table reflects the percentage of our total net revenues for each business segment for the three and six months ended April 1, 2006 and March 31, 2007, respectively:

	Three months ended		Six months ended
	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007
Equipment	45.6%	34.4%	53.1%	36.3%
Packaging Materials	54.4%	65.6%	46.9%	63.7%

	100.0%	100.0%	100.0%	100.0%

Our equipment sales have been, and are expected to remain, highly volatile due to the semiconductor industry’s need for new capability and capacity. Packaging Materials unit sales tend to be less volatile, following the trend of total semiconductor unit production; however, fluctuations in gold metal commodity prices can have a significant impact on reported Packaging Material net revenues.

Equipment

We manufacture and market a line of die bonders and wire bonders. Die bonders are used to attach a semiconductor device, or die, to the package which will house the device. Wire bonders are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of the die and the leads on its package. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/ process control. In particular, our wire bonding equipment is capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our principal products are:

Integrated Circuit (“IC”) Ball Bonders     Automatic IC ball bonders represent a majority of our semiconductor equipment business. As part of our competitive strategy, we have typically introduced new models of IC ball bonders every 15 to 24 months, with each new model designed to increase both productivity and process capability compared to the predecessor model. Our current models, Maxum Ultra and Maxum Elite ball bonders improved productivity by approximately 10% over their predecessor models and offer various other performance improvements.

Specialty Wire Bonders     Our wire bonders target specific markets. Our Model 8098 targets the large area ball bonder market and is designed for wire bonding hybrid applications, chip on board applications, and other large area applications. Our Model 8090 is a large area wedge bonder, and we offer a wafer stud bumper, the AT Premier. The AT Premier is targeted for gold-to-gold interconnect in the flip chip market. With industry-leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

IC Die Bonders     In November 2006, we acquired the Alphasem die bonder product lines, consisting of the SwissLine and EasyLine models. Die bonders are used by many of our existing wire bonder customers. We expect to utilize the same competitive strategy as we use for our wire bonder business, including developing new models which both improve the productivity of the die bonders and increase the size of the market served by the new models.

Specialty Die Bonders     Our die bonder product line also includes a series of specialty bonders, consisting of several equipment models based on our die bonder platform. These models are used for various assembly processes including, but not limited to: die sorting, power device assembly, and Microelectromechanical systems assembly.

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

RESULTS OF OPERATIONS

Bookings and Backlog

A booking is recorded when a customer order is reviewed and it is determined that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. Prior to November 3, 2006 when we acquired our die bonder business, bookings and backlog amounts did not include Alpahsem. During the three months ended March 31, 2007, we recorded bookings of $146.0 million compared to $154.4 million in the quarter ended April 1, 2006. The decrease in bookings during the three months ended March 31, 2007 compared to the same period a year ago was due to lower industry-wide demand for automatic ball bonders. As of March 31, 2007, we had a backlog of customer orders totaling $59.0 million compared to $60.0 million as of April 1, 2006. Our bookings and backlog as of any date may not be indicative of net revenues for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenue

The following table reflects business segment net revenues during the three and six months ended April 1, 2006 and March 31, 2007, respectively:

	(dollar amounts in thousands)
	Three months ended			Six months ended
	April 1, 2006	March 31, 2007	% Change	April 1, 2006	March 31, 2007	% Change
Equipment	$73,162	$49,049	-33.0%	$193,834	$107,215	-44.7%
Packaging Materials	87,167	93,665	7.5%	171,127	187,807	9.7%

	$160,329	$142,714	-11.0%	$364,961	$295,022	-19.2%

Net revenue for the three months ended March 31, 2007 decreased $17.6 million, or 11.0% from the same period in the prior year. Included in net revenue for the Packaging Materials segment is gold metal value that is generally passed through to the customer without generating a profit. Gold metal value included in our Packaging Materials net revenue for the three months ended March 31, 2007 and April 1, 2006 was $71.6 million and $63.4 million, respectively. These same amounts are included in the cost of sales. For the six months ended March 31, 2007 net revenue decreased $69.9 million or 19.2% compared to the six months ended April 1, 2006. Gold metal value included in our Packaging Materials net revenue for the six months ended March 31, 2007 and April 1, 2006 was $142.6 million and $123.1 million, respectively.

Total net revenue was lower for both the three and six months ended March 31, 2007 compared to the same prior year periods mainly due to decreased industry-wide demand. A discussion of specific segment net revenue is below.

Our net revenues are primarily from customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 95.7% of our total sales in the first six months of fiscal 2007 compared to 95.0% in the first six months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, China, Korea, Singapore, and Japan. Taiwan accounted for the largest single destination for our product shipments with 21.5% of our shipments in the first six months of fiscal 2007 compared to 24.0% of our shipments in the year ago period.

Equipment     For the three months ended March 31, 2007, net revenue for our Equipment segment decreased 33.0% to $49.0 million from $73.2 million in the same period a year ago. This decrease in revenue was mainly due to a 39.1% decrease in unit sales of our IC ball bonders and specialty wire bonders, partially offset by net revenues from our newly acquired IC die bonder business. Average selling prices of our IC ball bonders decreased 13.1% during the three months ended March 31, 2007, compared to the year ago quarter mainly due to a higher proportion of sales for equipment models with fewer options and features than the products we sell to our typical served market.

For the six months ended March 31, 2007, net revenue for our Equipment segment decreased 44.7% to $107.2 million from $193.8 million in the same period a year ago. The decrease in net revenue was mainly due to a 53.7% decrease in unit sales of our IC ball bonders, partially offset by net revenue from our newly acquired IC die bonder business. Average selling price of our IC ball bonders decreased 6.2% during the six months ended March 31, 2007, compared to the year ago period.

Packaging Materials     For the three months ended March 31, 2007, our Packaging Materials segment net revenue increased 7.5% to $93.7 million from $87.2 million during the same period a year ago. The $6.5 million increase in Packaging Materials net revenue is a result of a $12.1 million increase in wire average selling prices, primarily caused by an increase in the price of gold. The $12.1 million increase was partially offset by a $5.0 million decrease in volumes throughout our Packaging Materials’ products and $0.6 million of other pricing decreases.

For the six months ended March 31, 2007, our Packaging Materials segment net revenue increased 9.7% to $187.8 million from $171.1 million during the same period a year ago. The $16.7 million increase in Packaging Materials net revenue is a result of a $28.5 million increase in wire average selling prices, primarily caused by an increase in the price of gold. The $28.5 million increase was partially offset by a $10.8 million decrease in volumes throughout our Packaging Materials’ products and $1.0 million of other pricing decreases.

Gross Profit

The following table reflects business segment gross profit and gross margin percentages during the three and six months ended April 1, 2006 and March 31, 2007:

	(dollar amounts in thousands)
	Three months ended				Six months ended
	April 1, 2006	% Sales	March 31, 2007	% Sales	April 1, 2006	% Sales	March 31, 2007	% Sales
Equipment	$31,355	42.9%	$19,627	40.0%	$83,332	43.0%	$44,617	41.6%
Packaging Materials	13,585	15.6%	12,054	12.9%	27,071	15.8%	25,783	13.7%

	$44,940	28.0%	$31,681	22.2%	$110,403	30.3%	$70,400	23.9%

Gross profit decreased $13.3 million and $40.0 million during the three and six month periods ended March 31, 2007, compared to the same periods in the prior year. The lower gross profit during this period was primarily due to lower sales due to decreased industry-wide demand, particularly for automatic ball bonders sold within our Equipment segment. The gross margin percentage (which represents gross profit divided by revenue) decreased to 22.2% during the three months ended March 31, 2007, from 28.0% in the year-ago period, and to 23.9% during the six months ended March 31, 2007 from 30.3% during the same period a year ago.

Equipment     For the three months ended March 31, 2007, our Equipment segment gross profit decreased $11.7 million to $19.6 million from $31.4 million during the three months ended April 1, 2006. The gross margin percentage during the three months ended March 31, 2007 decreased to 40.0%, from 42.9% in the same period a year ago. The decrease in gross margin percentage was primarily due to an overall reduction in the average selling price of IC ball bonders.

For the six months ended March 31, 2007, our Equipment segment gross profit decreased $38.7 million to $44.6 million from $83.3 million in the same period a year ago. The gross margin percentage during the six months ended March 31, 2007 decreased to 41.6% from 43.0% in the same period a year ago. The gross margin percentage decrease was primarily due to an overall reduction in the average selling price of IC ball bonders.

Packaging Materials     Our Packaging Materials segment gross profit decreased $1.5 million to $12.1 million during the three months ended March 31, 2007, from $13.6 million during the same period a year ago. Accordingly, our gross margin percentage decreased from 15.6% to 12.9%. The gross margin percentage decrease was primarily due to an 18.3% increase in the cost of gold, which is passed through to the customer, and to a higher proportion of wire sales, which have a lower gross margin compared to other packaging materials products. In addition, we experienced a 5.6% decrease in tools average selling price.

Our Packaging Materials segment gross profit decreased $1.3 million to $25.8 million during the six months ended March 31, 2007, from $27.1 million during the same period a year ago. Accordingly, our gross margin percentage decreased from 15.8% to 13.7%. The gross margin percentage decrease was primarily due to a 23.3% increase in the cost of gold, which is passed through to the customer, and higher proportion of wire sales, which have a lower gross margin compared to other packaging materials products. In addition, we experienced a 5.2% decrease in tools average selling price.

Operating Expenses

The following table reflects operating expenses during the three and six months ended March 31, 2007 and April 1, 2006:

	(dollar amounts in thousands)
	Three months ended				Six months ended
	April 1, 2006	% Sales	March 31, 2007	% Sales	April 1, 2006	% Sales	March 31, 2007	% Sales
Selling, general and administrative	$20,758	12.9%	$21,906	15.3%	$41,334	11.3%	$44,561	15.1%
Research and development, net	9,394	5.9%	12,530	8.8%	18,062	4.9%	24,355	8.3%

	$30,152	18.8%	$34,436	24.1%	$59,396	16.3%	$68,916	23.4%

Selling, General and Administrative

Selling, General and Administrative (“SG&A”) expenses for the three and six months ended March 31, 2007 increased $1.1 million and $3.2 million, respectively, from the same periods a year ago. The increase of $1.1 million was primarily due to the inclusion of die bonder costs offset in part by no incentive compensation expense during the current quarter. The increase of $3.2 million was primarily due to the inclusion of die bonder expenses and higher resizing expense partially offset by lower incentive compensation expense as compared to the same period one year ago.

Research and Development

Research and development expense for the three and six months ended March 31, 2007 increased $3.1 million and $6.3 million, respectively, from the same periods a year ago. The increase was primarily due to prototype material expense in the ball bonder business and the acquisition of the die bonder business. Die bonder research and development expense is expected to increase during future periods.

Net income (loss) from Continuing Operations before interest, gain on debt and taxes

The following table reflects business segment net income (loss) from continuing operations before interest, gain on debt and taxes during the three and six months ended April 1, 2006 and March 31, 2007:

	(dollar amounts in thousands)
	Three months ended				Six months ended
	April 1, 2006	% Sales	March 31, 2007	% Sales	April 1, 2006	% Sales	March 31, 2007	% Sales
Equipment	$9,675	13.2%	$(6,438)	-13.1%	$39,715	20.5%	$(6,642)	-6.2%
Packaging Materials	5,113	5.9%	3,683	3.9%	11,292	6.6%	8,126	4.3%

	$14,788	9.2%	$(2,755)	-1.9%	$51,007	14.0%	$1,484	0.5%

Net loss from continuing operations for the three months ended March 31, 2007 was $2.8 million, compared to net income from continuing operations of $14.8 million in the same period of the prior year. Net income from continuing operations for the six months ended March 31, 2007 was $1.5 million, compared to net income from continuing operations of $51.0 million in the same period of the prior year. Both the three and six month decreases in net income from continuing operations were primarily due to reduced industry-wide demand for automatic ball bonders.

Interest Income and Expense

Interest income increased $0.7 million from $0.8 million for the three months ended April 1, 2006 to $1.5 million for the three months ended March 31, 2007. In addition, interest income increased $1.5 million from $1.5 million for the six months ended April 1, 2006 to $3.0 million for the six months ended March 31, 2007. Increases during both periods were due to higher rates of return on invested cash balances and higher invested cash balances.

Interest expense for the three and six months ended March 31 2007 was $0.6 million and $1.2 million, respectively, compared to $0.8 million and $1.8 million in the same periods of the prior fiscal year. The decrease in interest expense was attributed to redemption of $75.0 million of our Convertible Subordinated Notes during the second quarter of fiscal 2006.

Provision for Income Taxes

The provision for income taxes related to continuing operations for the six months ended March 31, 2007 of $1.3 million consisted of income tax of $0.1 million for Federal alternative minimum tax on U.S. income, $0.1 million for state income taxes, $0.1 million for income taxes in foreign jurisdictions, $0.1 million for potential future repatriation of foreign earnings and $0.9 million of income tax expense for additional foreign income tax exposures. The alternative minimum tax (“AMT”) and state income tax were due primarily to projected U.S. earnings.

The provision for income taxes related to continuing operations for the six months ended April 1, 2006 of $7.0 million consisted of $2.0 million for Pennsylvania state income taxes, $1.8 million for income taxes in foreign jurisdictions, $1.0 million for potential repatriation of foreign earnings, $1.2 million for additional foreign income tax reserves and $1.0 million of U.S. federal AMT liability which was generated primarily from the sale of certain intellectual property and distribution rights to a foreign subsidiary.

The effective tax rate from continuing operations for the six months ended March 31, 2007 was 39.0%. The effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to increases in the valuation allowance, Federal alternative minimum taxes, state income taxes, differences in foreign tax rates from the U.S. statutory rate, benefits related to tax holidays, various permanent items, increases in deferred taxes for unremitted earnings and increases in tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments were $129.3 million as of March 31, 2007 compared to $157.3 million as of September 30, 2006, a decrease of $28.0 million. Net cash provided by operating activities (from continuing operations) during the six months ended March 31, 2007 of $2.0 million was primarily attributable to net income from continuing operations of $2.0 million. Including net cash used in discontinued operations of $2.2 million, which primarily consisted of severance payments, net cash used in operating activities was $0.2 million during the six months ended March 31, 2007.

Net cash used in investing activities of $32.0 million during the six months ended March 31, 2007 was attributed to $28.2 million of cash used for the purchase of Alphasem.

Net cash provided by financing activities of $2.6 million during the six months ended March 31, 2007 consisted of proceeds from the exercise of stock options.

During the next twelve months, we expect to use cash primarily for working capital to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We expect our fiscal 2007 capital expenditure needs to be $10.0 to $12.0 million, and will be primarily used for our operations infrastructure at our Asia/Pacific locations. During fiscal 2006, we financed our working capital needs and capital expenditure through internally generated funds from our Equipment and Packaging Materials segments. We expect to continue to generate cash from operating activities in fiscal 2007 or use cash and investments on hand to meet our cash needs. Additionally, we expect to use the excess cash generated from our business, and cash and investments on hand to fund our future growth opportunities, to repurchase a portion of our Convertible Subordinated Notes and/or to repurchase our common stock.

To manage working capital associated with projected gold purchases for our Packaging Materials segment, we may enter into forward contracts. As of September 30, 2006, and March 31, 2007, there were no such contracts in place.

Contractual Obligation and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 31, 2007 are appropriately not included in the consolidated balance sheet and statements of operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of March 31, 2007:

(in thousands)	Total	Amounts due in less than 1 year	Amounts due in 2-3 years	Amounts due in 4-5 years	Amounts due in more than 5 years
Contractual Obligations:
Long-term debt	$195,000	$—	$130,000	$65,000	$—
Interest expense*	3,792	1,300	2,059	433	—
Operating lease obligations*	34,704	5,515	7,991	7,119	14,079
Inventory purchase obligations*	34,630	34,630	—	—	—
Commercial Commitments:
Gold supply agreement	13,782	13,782	—	—	—
Standby letters of credit*	1,086	1,086	—	—	—

Total contractual obligations and commercial commitments	$282,994	$56,313	$140,050	$72,552	$14,079

*	Primarily represents contractual amounts not reflected in the consolidated balance sheet as of March 31, 2007.

In addition to the obligations identified in the above table, the following long-term liabilities are recorded in our consolidated balance sheet at March 31, 2007: obligation to our non-contributory defined benefit pension plan of $2.3 million; post employment foreign severance obligations of $2.4 million; and lease retirement obligations of $1.3 million. The timing of the ultimate payment of these obligations was uncertain at March 31, 2007.

Benefits under our non-contributory defined benefit pension plan were frozen as of December 31, 1995. During the second quarter of fiscal 2007, we began the process of seeking the necessary government approvals to transfer the plan’s assets and obligations to an insurance carrier, and we expect the plan termination to be completed late fiscal 2007 or fiscal year 2008. Participant benefits will not be adversely impacted by the termination of this plan. Prior to the termination, we expect to make an approximate $4.0 million contribution to the plan. We also anticipate the completion of the termination will require us to recognize a significant one-time non-cash expense associated with recognizing unamortized net losses.

Long-term debt includes amounts due under our 0.5% Convertible Subordinated Notes due 2008 and our 1.0% Convertible Subordinated Notes due 2010. As of March 31, 2007, the fair value of our $130.0 million 0.5% Convertible Subordinated Notes was $119.0 million, and the fair value of our $65.0 million 1.0% Convertible Subordinated Notes was $62.7 million. The fair values were determined using quoted market prices as of the balance sheet date. The fair value of our other assets and liabilities approximates their corresponding book values. As of March 31, 2007, the Standard & Poor’s rating on our 0.5% and 1.0% Convertible Subordinated Notes was B-.

Our operating lease obligations as of March 31, 2007 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The Gold supply financing guarantee includes gold inventory purchases we are obligated to pay for upon shipment of fabricated gold to our customers.

Our standby letters of credit represent obligations in lieu of security deposits for the Company’s gold financing arrangement, employee benefit programs and a customs bond.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, our liquidity is affected by many factors, some based on normal operations of the business and others related to uncertainties of the industry and global economies. We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes. We may also seek additional debt or equity financing for the refinancing or redemption of existing debt, to repurchase our common stock and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the nature and size of strategic business opportunities which we may elect to pursue.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We are required to adopt FIN 48 in fiscal 2008. We are currently evaluating the potential impact of FIN 48 on our consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on our consolidated results of operations and financial condition.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the impact of the adoption of SFAS 159 on our consolidated results of operations and financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects on the Company of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of March 31, 2007, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $24.8 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2007, the fair market value of the portfolio would decline by approximately $0.1 million.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. Based on our overall currency rate exposure as of March 31, 2007, we do not believe that a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar would have a material impact on our financial position, results of operations or cash flows. Our board has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, our disclosure controls and procedures as of March 31, 2007 are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

We have instituted enhancements to our internal control over financial reporting related to the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The material weakness related to ineffective internal controls associated with the reconciliation and analysis of certain account balances.

During fiscal 2007, we have implemented the following measures to remediate the material weakness in internal control over financial reporting:

•	Added resources in our corporate accounting function.

•

Improved our monthly accounting close by increasing the review of balance sheet account reconciliations. On a monthly basis, worldwide balance sheet accounts are reviewed in detail by corporate accounting management. General ledger account balances and monthly changes in account balances are analyzed and documented.

•

Strengthened corporate level processes to improve oversight of balance sheet accounts. Formal, written procedures were documented for completing the monthly accounting close process and the monthly consolidation process. Individual tasks and completion dates have been specified and are monitored for compliance.

•	Developed additional system-generated reports to identify potential reconciling items on a timely basis.

•

Increased training of key financial personnel at all locations within the Company. Key worldwide accounting personnel were trained on balance sheet reconciliation preparation, accounting close procedures, consolidation procedures and other relevant topics. On an ongoing basis, financial personnel will be trained on new or revised accounting pronouncements and/or reporting requirements.

As of March 31, 2007, our remediation efforts related to the material weakness which existed as of September 30, 2006 are substantially complete; however, we have not completed testing of the enhanced internal controls over financial reporting. Our efforts to remediate and test controls surrounding the material weakness will continue during fiscal 2007. There were no additional changes in the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A.	RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended December 30, 2006 filed with the Securities and Exchange Commission.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of the Company was held on February 13, 2007. At this meeting, Messrs. C. Scott Kulicke and Barry Waite were reelected to the Board of Directors of the Company for terms expiring at the 2011 Annual Meeting. In such election, 49,873,252 votes were cast for Messrs. Kulicke and Waite. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 3,052,254 shares at the 2007 Annual Meeting withheld authority to vote for Messrs. Kulicke and Waite.

Also at the meeting, 30,037,934 shares were voted in favor of the proposal to approve the 2007 Equity Plan for Non-Employee Directors, and 4,989,192 shares were voted against such proposal. Proxies filed by the holders of 302,971 shares at the 2007 Annual Meeting instructed the proxy holders to abstain from voting on such proposal. The broker non-votes totaled 17,731,628 for this proposal.

Lastly, 50,997,511 shares were voted in favor of the reappointment of PricewaterhouseCoopers LLP as independent accountants of the Company to serve until the 2008 Annual Meeting, and 1,960,403 shares were voted against such proposal. Proxies filed by the holders of 103,811 shares at the 2007 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 7, 2007	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President and Chief Financial Officer
(Principal Financial Officer)