Form 10-Q
period 2007-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 2007-08-07
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(Address of principal executive offices and Zip Code)

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

As of August 2, 2007, there were 53,913,232 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

June 30, 2007

PART I. - FINANCIAL INFORMATION

Item 1. – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	(Unaudited) June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$133,967	$175,348
Restricted cash	1,973	—
Short-term investments	21,343	24,210
Accounts and notes receivable, net of allowance for doubtful accounts of $3,068 and $2,288, respectively	120,651	133,542
Inventories, net	47,866	69,737
Prepaid expenses and other current assets	10,446	17,889
Deferred income taxes	3,990	3,990
Current assets of discontinued operations	3,832	—

Total current assets	344,068	424,716

Property, plant and equipment, net	28,487	38,341
Goodwill	29,684	29,790
Intangible assets	—	546
Other assets	3,262	7,377

TOTAL ASSETS	$405,501	$500,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,881	$55,271
Accrued expenses	32,970	30,151
Income taxes payable	19,239	17,529

Total current liabilities	95,090	102,951

Long-term debt	195,000	305,000
Other liabilities	10,640	10,796
Deferred income taxes	25,465	25,483

Total liabilities	326,195	444,230

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued - none	—	—
Common stock, no par value:
Authorized 200,000 shares;
Issued 57,208 and 57,946, respectively;
Outstanding 57,208 and 53,767 shares, respectively	277,194	286,493
Treasury stock, at cost, 4,179 shares	—	(40,118)
Accumulated deficit	(191,824)	(184,345)
Accumulated other comprehensive loss	(6,064)	(5,490)

Total shareholders’ equity	79,306	56,540

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$405,501	$500,770

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Net revenue	$169,935	$168,625	$534,896	$463,647

Cost of sales	126,331	125,832	380,889	350,454

Gross profit	43,604	42,793	154,007	113,193

Selling, general and administrative	20,742	25,106	62,076	69,667
Research and development	10,043	12,711	28,105	37,066
Gain on sale of assets	(4,544)	—	(4,544)	—

Total operating expenses	26,241	37,817	85,637	106,733

Net income from operations	17,363	4,976	68,370	6,460
Interest income	1,109	1,827	2,620	4,793
Interest expense	(688)	(712)	(2,492)	(1,952)
Gain on early extinguishment of Notes	—	—	4,040	—

Income from continuing operations before income taxes	17,784	6,091	72,538	9,301
Provision for income taxes	1,438	571	8,454	1,822

Income from continuing operations	16,346	5,520	64,084	7,479

Loss from discontinued operations, including loss on disposal of $773, net of tax	(1,581)	—	(24,741)	—

Net income	$14,765	$5,520	$39,343	$7,479

Net income per share from continuing operations:
Basic	$0.29	$0.10	$1.18	$0.13

Diluted	$0.24	$0.08	$0.95	$0.12

Net loss per share from discontinued operations:
Basic	$(0.03)	$—	$(0.46)	$—

Diluted	$(0.02)	$—	$(0.36)	$—

Net income per share:
Basic	$0.26	$0.10	$0.72	$0.13

Diluted	$0.22	$0.08	$0.59	$0.12

Weighted average shares outstanding:
Basic	56,735	56,456	54,422	57,112
Diluted	69,018	68,951	68,739	69,460

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	July 1, 2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,343	$7,479
Less: Loss from discontinued operations	(23,968)	—
Less: Loss on disposal of discontinued operations	(773)	—

Income from continuing operations	64,084	7,479
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,445	7,440
Stock-based compensation and non-cash employee benefits	5,252	5,614
Gain on sale of assets	(4,544)	—
Gain on early extinguishment of Notes	(4,040)	—
Provision for (recovery of) doubtful accounts	(329)	774
Provision for inventory valuation	159	1,078
Deferred income taxes	555	80
Changes in operating assets and liabilities, net of businesses sold:
Accounts and notes receivable	(24,788)	(3,838)
Inventory	(5,385)	(9,521)
Prepaid expenses and other current assets	(4,251)	(7,676)
Accounts payable and accrued expenses	(5,614)	7,793
Income taxes payable	2,461	(1,712)
Other, net	1,098	(1,187)

Net cash provided by continuing operations	32,103	6,324
Net cash used in discontinued operations	(17,915)	(2,730)

Net cash provided by operating activities	14,188	3,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Alphasem, net of $1,111 cash acquired	—	(28,247)
Proceeds from sales of investments classified as available-for-sale	22,269	25,349
Purchase of investments classified as available-for-sale	(21,408)	(28,229)
Purchases of property, plant and equipment	(8,092)	(3,737)
Changes in restricted cash, net	(565)	1,973

Net cash used in continuing operations	(7,796)	(32,891)
Net cash provided by discontinued operations	28,879	—

Net cash provided by (used in) investing activities	21,083	(32,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	5,555	3,685
Net proceeds from debt offering	—	106,956
Purchase of Treasury Stock	—	(40,118)
Payments on borrowings, including capitalized leases	(26,634)	—

Net cash provided by (used in) continuing operations	(21,079)	70,523
Net cash provided by discontinued operations	—	—

Net cash provided by (used in) financing activities	(21,079)	70,523
Effect of exchange rate changes on cash and cash equivalents	259	155

Changes in cash and cash equivalents	14,451	41,381
Cash and cash equivalents at beginning of period	79,455	133,967

Cash and cash equivalents at end of period	$93,906	$175,348

CASH PAID DURING THE PERIOD FOR:
Interest	$1,536	$1,300
Income taxes	$4,185	$3,426

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. The Company designs, manufactures and markets capital equipment and packaging materials and services, as well as maintains, repairs and upgrades assembly equipment. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences periodic downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. Over time, these downturns and slowdowns have also adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

Basis of Presentation. The preparation of the interim consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the interim consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates these estimates. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates. Actual results could differ from those estimates. The interim consolidated financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 30, 2005 and 2006, and the related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended September 30, 2006. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.

Discontinued Operations-Test Business. During the three months ended April 1, 2006, the Company committed to a plan of disposal and sold its test business in two separate transactions. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, the financial results of the test business were classified as discontinued operations in the consolidated statement of operations and the consolidated balance sheet for the periods prior to their disposal. Discontinued operations are reported separately on the Company’s consolidated statements of cash flow for the nine months ended July 1, 2006 and June 30, 2007. The test business was sold prior to July 1, 2006 but had net revenues of $42.6 million, and an after-tax net loss of $24.7 million for the nine months ended July 1, 2006. All remaining assets of the discontinued operations, which totaled $3.8 million, were transferred to the buyers during the three months ended December 30, 2006, without additional consideration.

Fiscal Year. Each of the Company’s first three fiscal quarters will end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth fiscal quarter in each year (and the fiscal year) will end on the Saturday closest to September 30. The fiscal quarters for fiscal 2006 ended on December 31, 2005, April 1, 2006, July 1, 2006 and September 30, 2006. The fiscal quarters for fiscal 2007 end on December 30, 2006, March 31, 2007, June 30, 2007 and September 29, 2007. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

Reclassification. Certain reclassifications have been made to amounts in the prior year interim consolidated financial statements in order to conform to the current years’ presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 in fiscal 2007 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment required under FASB Statement No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above are effective for annual fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated results of operations and financial condition.

NOTE 3 – PURCHASE OF ALPHASEM

On November 3, 2006, the Company completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $29.4 million in cash including capitalized acquisition costs and after working capital adjustment. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company has accounted for the acquisition under the purchase method of accounting. Accordingly, the results of operations of Alphasem, since the acquisition date, have been included in our interim consolidated statements of operations. Alphasem is included in our Equipment segment. The allocation of the purchase price for this acquisition may not be final, primarily with respect to the valuation of Alphasem’s benefit plan, certain pre-acquisition purchase commitments and sales contracts, and inventory obsolescence reserves. Adjustments to fair value estimates of assets and liabilities could be material to the value of goodwill, and are expected to be completed during fiscal 2007.

As of the date of acquisition, the fair value of assets and liabilities acquired, which excludes goodwill, was approximately $28.1 million, excluding cash acquired of $1.1 million, consisting of $16.7 million of net working capital, $12.5 million of plant, property & equipment and intangible assets, and $0.4 million of other liabilities. The Company engaged an independent third party appraiser to assist management with determining the fair market values for acquired land, buildings and other intangible assets of Alphasem. Pro forma information has not been disclosed as the impact of this acquisition was not material.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed, after purchase accounting adjustments, as of the acquisition date:

(in thousands)	As of November 3, 2006
Cash and cash equivalents	$1,111
Accounts receivable	9,723
Inventories	13,138
Other current assets	1,252
Plant, property & equipment	11,793
Intangible assets	660
Deferred tax asset - non-current	509

Total assets acquired	38,186

Current liabilities	(8,555)
Other liabilities	(379)

Total liabilities assumed	(8,934)

Net assets acquired	29,252
Cost of Alphasem including cash acquired	29,358

Goodwill	$106

NOTE 4 - SHAREHOLDERS’ EQUITY

Treasury stock. During the three months ended June 30, 2007, the Company repurchased 4.2 million shares of its common stock for approximately $40.1 million in an open market transaction.

Equity-based compensation. During the three and nine months ended July 1, 2006, the Company granted approximately 75,000 and 314,000 common stock options, respectively, to certain employees and all non-employee directors. The fair values of the options granted during the three and nine months ended July 1, 2006 was $304,000 and $987,500, respectively, and will be amortized over the applicable service period. The stock options generally vest annually over a four year period beginning one year from date of grant, and were granted at 100% of the market price of the Company’s common stock on the date of grant. For the three and nine months ended July 1, 2006, compensation expense related to all outstanding common stock options was $1.1 million and $4.3 million, respectively.

During the three and nine months ended June 30, 2007, the Company granted approximately 30,500 and 1.2 million common stock options, respectively, to certain employees and all non-employee directors. The fair values of the options granted during the three and nine months ended June 30, 2007 were $150,000 and $4.6 million, respectively, and will be amortized over the applicable service period. The stock options generally vest annually over a three year period beginning one year from date of grant, and were granted at 100% of the market price of the Company’s common stock on the date of grant. For the three and nine months ended June 30, 2007, compensation expense related to all outstanding common stock options was $1.5 million and $4.0 million, respectively. Compensation expense for the three and nine months ended June 30, 2007 included a $0.6 million aggregate adjustment related primarily to the first and second quarters of 2007.

On October 3, 2006, the Company granted 491,527 performance-based stock awards, of which 472,903 are outstanding as of June 30, 2007, to certain employees under the Employee Plans. The performance-based stock awards entitle the employee to receive common shares of the Company on the three-year anniversary of the grant date if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met. In addition, entitlement to the performance-based stock awards is subject to employment on September 30, 2009. For the three and nine months ended June 30, 2007, compensation expense related to outstanding performance-based stock awards was $0.2 million and $0.6 million, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. The Company performs an annual impairment test of its goodwill at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. No triggering events occurred during the nine months ended June 30, 2007 that would indicate the fair value of goodwill may be reduced below its carrying value.

As of September 30, 2006 and June 30, 2007, goodwill consisted of the following:

	(in thousands)
	September 30, 2006	June 30, 2007
Packaging Materials segment	$29,684	$29,684
Equipment segment *	—	106

	$29,684	$29,790

*	See Note 3 regarding goodwill.

Intangible assets with determinable lives are amortized over their estimated useful lives of one to five years. The Company’s intangible assets of $0.5 million as of June 30, 2007 consisted of die bonder trademarks and developed technology.

NOTE 6 – BALANCE SHEET COMPONENTS

As of September 30, 2006 and June 30, 2007, inventories consisted of the following:

	(in thousands)
	September 30, 2006	June 30, 2007
Raw materials and supplies	$35,951	$46,755
Work in process	8,476	16,007
Finished goods	11,025	14,281

	55,452	77,043
Inventory reserves	(7,586)	(7,306)

	$47,866	$69,737

As of September 30, 2006 and June 30, 2007, property, plant and equipment (“PP&E”) consisted of the following:

	(in thousands)
	September 30, 2006	June 30, 2007
Land	$117	$2,385
Buildings and building improvements	5,120	13,162
Machinery and equipment	109,494	80,566
Leasehold improvements	12,855	10,823

	127,586	106,936
Accumulated depreciation	(99,099)	(68,595)

	$28,487	$38,341

During the three months ended June 30, 2007, fully depreciated PP&E which is no longer in use was written off resulting in a $36.5 million decrease in gross PP&E and the related accumulated depreciation.

As of September 30, 2006 and June 30, 2007, accrued expenses consisted of the following:

	(in thousands)
	September 30, 2006	June 30, 2007
Wages & benefits	$14,077	$9,839
Inventory purchase commitment accruals	—	2,542
Customer advances	1,776	1,976
Severance	4,613	1,820
Product warranties	712	1,820
Contractual commitments on closed facilities	2,466	1,372
Professional fees and services	878	1,061
Other	8,448	9,721

	$32,970	$30,151

NOTE 7 – DEBT

As of September 30, 2006 and June 30, 2007 debt consisted of Convertible Subordinated Notes as follows:

				(in thousands)
Rate	Payment Dates of each year	Conversion Price	Maturity Date	September 30, 2006	June 30, 2007
0.500%	May 30 and November 30	$20.33	November 30, 2008	$130,000	$130,000
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	65,000
0.875%	June 1 and December 1	$14.36	June 1, 2012	—	110,000

				$195,000	$305,000

On June 6, 2007, the Company issued $110 million aggregate principal amount of Convertible Subordinated Notes due 2012, including exercise of the initial purchaser’s over-allotment option for $10 million aggregate principal amount. Net proceeds from the issuance were $107.0 million. The 0.875% Convertible Subordinated Notes were issued pursuant to an indenture dated as of June 6, 2007, between the Company and The Bank of New York, as trustee. The 0.875% Convertible Subordinated Notes are unsecured subordinated obligations of the Company, pay interest semiannually at a rate of 0.875% annum, and mature on June 1, 2012. Debt issuance costs of $3.0 million were incurred in connection with the 0.875% Convertible Subordinated Notes and will be amortized to expense over 60 months.

Holders of the 0.875% Convertible Subordinated Notes may convert their notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $14.355 per share) only under the following circumstances: (1) during specified periods, if the price of the Company’s common stock exceeds specified thresholds; (2) during specified periods, if the trading price of the 0.875% Convertible Subordinated Notes is below a specified threshold; (3) at any time on or after May 1, 2012 or (4) upon the occurrence of certain corporate transactions. The initial conversion rate will be adjusted for certain events. The Company presently intends to satisfy any conversion of the 0.875% Convertible Subordinated Notes with cash up to the principal amount of the 0.875% Convertible Subordinated Notes and, with respect to any excess conversion value, with shares of the Company’s common stock. The Company has the option to elect to satisfy its conversion obligations in cash, common stock or a combination thereof.

The 0.875% Convertible Subordinated Notes will not be redeemable at the Company’s option. Holders of the 0.875% Convertible Subordinated Notes will not have the right to require the Company to repurchase their 0.875% Convertible Subordinated Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The 0.875% Convertible Subordinated Notes may be accelerated upon an event of default as described in the Indenture and will be accelerated upon bankruptcy, insolvency, appointment of a receiver and similar events with respect to the Company.

In connection with the issuance of the 0.875% Convertible Subordinated Notes, on June 6, 2007, the Company entered into a registration rights agreement with Banc of America Securities LLC, as the initial purchaser (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a shelf registration statement with the Securities and Exchange Commission covering resale of the 0.875% Convertible Subordinated Notes and the shares of the Company’s common stock issuable upon conversion of the 0.875% Convertible Subordinated Notes within 120 days after issuance of the 0.875% Convertible Subordinated Notes. The Company also agreed to use its reasonable efforts to cause the shelf registration statement to become effective under the Securities Act of 1933, as amended, no later than 210 days after issuance of the 0.875% Convertible Subordinated Notes.

The 0.5% and 1.0% Convertible Subordinated Notes are general obligations of the Company and are subordinated to all senior debt. The 0.5% and 1.0% Convertible Subordinated Notes rank equally and have no financial covenants or restrictions on incurring additional debt or issuing or repurchasing our securities.

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

For the three and nine months ended July 1, 2006, the exercise of dilutive stock options and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were assumed and $0.3 million and $1.1 million, respectively, of after-tax interest expense related to our 0.5% and 1.0% Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share.

For the three and nine months ended June 30, 2007, the exercise of dilutive stock options and employee performance awards and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were assumed and $0.3 million and $1.1 million, respectively, of after-tax interest expense related to our 1.0% and 0.5% Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share.

The following table reconciles the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding for the three and nine months ended July 1, 2006 and June 30, 2007:

	(in thousands)
	Three months ended		Nine months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Weighted average shares outstanding - Basic	56,735	56,456	54,422	57,112

Potentially dilutive securities:
Employee stock options	827	942	1,008	835
Employee performance awards	—	97	—	57
1.00 % Convertible Subordinated Notes	5,062	5,062	5,062	5,062
0.50 % Convertible Subordinated Notes	6,394	6,394	8,247	6,394
0.875 % Convertible Subordinated Notes	n/a	—	n/a	—

Total potentially dilutive securities	12,283	12,495	14,317	12,348

Weighted average shares outstanding - Diluted	69,018	68,951	68,739	69,460

For the three and nine months ended July 1, 2006, diluted earnings per share excludes approximately 4.7 million and 4.9 million potential common shares, respectively, related to certain options granted under our stock option plans since the option exercise price was greater than the average market price of our common stock for the respective periods.

For the three and nine months ended June 30, 2007, diluted earnings per share excludes approximately 3.8 million and 4.1 million potential common shares, respectively, related to certain options granted under our stock option plans since the option exercise price was greater than the average market price of our common stock for the respective periods.

During the three and nine months ended June 30, 2007, diluted earnings per share excludes the effect of the Company’s 0.875% Convertible Subordinated Notes, issued during the three months ended June 30, 2007, since the 0.875% Convertible Subordinated Notes were anti-dilutive (see Note 7).

NOTE 9 – COMPREHENSIVE INCOME

The following table reflects comprehensive income for the three and nine months ended July 1, 2006 and June 30, 2007:

	(in thousands)
	Three months ended		Nine months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Net income	$14,765	$5,520	$39,343	$7,479

Foreign currency translation adjustment	264	(379)	655	494
Unrealized loss on investments, net of taxes	(13)	(27)	(8)	(31)
Minimum pension liability adjustment, net of taxes	—	119	—	111

Comprehensive income	$15,016	$5,233	$39,990	$8,053

NOTE 10 - BUSINESS SEGMENT INFORMATION

The following table reflects selected business segment information for the three and nine months ended June 30, 2007 and July 1, 2006:

	(in thousands)
	Equipment Segment	Packaging Materials Segment	Consolidated
FISCAL 2007:
Three months ended June 30, 2007:
Net revenue	$72,858	$95,767	$168,625
Cost of sales	42,605	83,227	125,832

Gross profit	30,253	12,540	42,793
Operating expenses	28,715	9,102	37,817

Income from continuing operations	$1,538	$3,438	$4,976

	Equipment Segment	Packaging Materials Segment	Consolidated
Nine months ended June 30, 2007:
Net revenue	$180,073	$283,574	$463,647
Cost of sales	105,203	245,251	350,454

Gross profit	74,870	38,323	113,193
Operating expenses	79,974	26,759	106,733

Income (loss) from continuing operations	$(5,104)	$11,564	$6,460

Segment assets as of June 30, 2007	$230,819	$269,951	$500,770

	Equipment Segment	Packaging Materials Segment	Consolidated
FISCAL 2006:
Three months ended July 1, 2006:
Net revenue	$71,054	$98,881	$169,935
Cost of sales	40,215	86,116	126,331

Gross profit	30,839	12,765	43,604
Operating expenses	22,016	8,769	30,785

Income from continuing operations	$8,823	$3,996	12,819

Gain on sale of assets			4,544

Income from continuing operations			$17,363

	Equipment Segment	Packaging Materials Segment	Consolidated
Nine months ended July 1, 2006:
Net revenue	$264,888	$270,008	$534,896
Cost of sales	150,717	230,172	380,889

Gross profit	114,171	39,836	154,007
Operating expenses	65,633	24,548	90,181

Income from continuing operations	$48,538	$15,288	63,826

Gain on sale of assets			4,544

Income from continuing operations			$68,370

Segment assets, continuing operations, as of July 1, 2006	$208,430	$189,343	$397,773

NOTE 11 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations. The Company has secured standby letters of credit for employee benefit programs and a customs bond, and its wire manufacturing subsidiaries have issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by the assets of the Company’s wire manufacturing subsidiaries and contains restrictions on net worth, ratio of total liabilities to net worth, ratio of earnings before interest, taxes and depreciation to interest expense and ratio of current assets to current liabilities.

The following table reflects guarantees under the standby letters of credit as of June 30, 2007:

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2008	$20,000
Security for payment of employee health benefits	Expires June 2008	480
Security for payment of employee worker compensation benefits	Expires October 2007	506
Security for customs bond	Expires July 2008	100

		$21,086

Product Warranties. The Company’s products are generally shipped with a one-year warranty against manufacturing defects and the Company does not offer extended warranties in the normal course of its business. The Company reserves for estimated warranty expense when revenue for the related product is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects product warranty activity for the three months and nine months ended July 1, 2006 and June 30, 2007:

	(in thousands)
	Three months ended		Nine months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Reserve for product warranty, beginning of period	$1,037	$2,087	$853	$712
Die bonder reserve for product warranty at date of acquisition	—	—	—	1,597
Provision for product warranty expense	344	109	1,578	1,252
Product warranty costs incurred	(459)	(376)	(1,509)	(1,741)

Reserve for product warranty, end of period	$922	$1,820	$922	$1,820

Commitments and Contingencies. The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion has varying penalties and charges in the event of cancellation. The total amount of the Company’s inventory purchase commitments, which do not appear on the balance sheet as of June 30, 2007 was $80.8 million. In addition, accrued inventory purchase commitments of $2.5 million are reflected on the balance sheet as of June 30, 2007.

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

Concentrations. Sales to a relatively small number of customers account for a significant percentage of the Company’s net revenue. Sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for

15.3% and 14.0%, respectively, of the Company’s net revenue for the nine months ended June 30, 2007. During the nine months ended July 1, 2006, sales to Advanced Semiconductor Engineering and ST Microelectronics accounted for 17.9% and 11.8%, respectively, of the Company’s net revenue. No other customer accounted for 10% or more of total net revenue during the nine months ended June 30, 2007 or July 1, 2006. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenue for the foreseeable future.

As of September 30, 2006, Advanced Semiconductor Engineering and ST Microelectronics accounted for 20.0% and 12.0%, respectively of total accounts receivable. As of June 30, 2007, Advanced Semiconductor Engineering accounted for 13.7% of total accounts receivable. No other customer accounted for more than 10% of total accounts receivable as of September 30, 2006 or June 30, 2007.

Approximately, 95.3% and 95.6% of our net revenue for the nine months ended July 1, 2006 and June 30, 2007, respectively, were to customers located outside of the United States, a majority of which were located in the Asia/Pacific region. Taiwan accounted for the largest single destination for the Company’s product shipments with 24.9% and 21.8% of total shipments during the nine months ended July 1, 2006 and June 30, 2007, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Pension Plan. The Company has a non-contributory defined benefit pension plan covering substantially all U.S. employees who were employed on September 30, 1995. The benefits for this plan were based on the employees’ years of service and the employees’ compensation during the earlier of the three years before retirement or the three years before December 31, 1995. Effective December 31, 1995, the benefits under the Company’s pension plan were frozen. As a consequence, accrued benefits no longer change as a result of an employee’s length of service or compensation.

During the nine months ended July 1, 2006, the Company funded the pension plan by contributing 200,000 shares of Company common stock valued at $1.8 million, using the market price of the Company’s common stock on the date of the contribution to value the funding. The Company’s funding policy is consistent with the funding requirements of Federal law and regulations. During the three months ended June 30, 2007, the Company sought the necessary government approvals to transfer the pension plan’s assets and obligations to an insurance carrier. The Company expects the pension plan termination to be completed in late fiscal 2007 or fiscal year 2008. Participant benefits will not be adversely impacted by the termination of this plan. In July 2007, the Company made a $1.9 million cash contribution to fully fund the plan.

The following table reflects net periodic pension expense for the nine months ended July 1, 2006 and June 30, 2007:

	Three months ended		Nine months ended
(in thousands)	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Interest expense	$201	$318	$804	$956
Amortization of net loss	128	180	511	539
Expected return on plan assets	(441)	(394)	(977)	(1,183)

Net periodic pension (benefit) expense	$(112)	$104	$338	$312

401(k) Plan. The Company has a Section 401(k) Employee Incentive Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for employee contributions and matching Company contributions ranging from 50% to 175% of the employees’ contributions depending on employee age and years of service. At the Company’s discretion, employer matching contributions may be funded with shares of Company common stock or cash. The Company’s contributions under the 401(k) Plan for the nine months ended July 1, 2006 and June 30, 2007, totaled $1.2 million and $0.9 million, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

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

•	equipment and

•	packaging materials.

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

During the three months ended September 30, 2007, we expect net revenue to be approximately $212.0 million, excluding any impact of fluctuations in gold pricing. There can be no assurances regarding levels of demand for our products. In addition, we believe historical volatility – both upward and downward – will persist.

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

Products and Services

We offer a range of wire bonding equipment and packaging materials. The table below lists the percentage of our total net revenues for each business segment for the three and nine months ended July 1, 2006 and June 30, 2007, respectively:

	Three months ended		Nine months ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
Equipment	41.8%	43.2%	49.5%	38.8%
Packaging materials	58.2%	56.8%	50.5%	61.2%

	100.0%	100.0%	100.0%	100.0%

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

RESULTS OF OPERATIONS

Bookings and Backlog

A booking is recorded when a customer order is reviewed and it is determined that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. Bookings and backlog amounts prior to November 3, 2006 did not include our die bonder business. During the three months ended June 30, 2007, we recorded bookings of $216.3 million compared to $169.0 million in the quarter ended July 1, 2006. The increase in bookings during the three months ended June 30, 2007 compared to the same period a year ago was due to increased industry-wide demand for automatic ball bonders and the acquisition of the die bonder business. As of June 30, 2007, we had a backlog of customer orders totaling $106.6 million compared to $59.2 million as of July 1, 2006. Our bookings and backlog as of any date may not be indicative of net revenues for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenue

Business segment net revenues during the three and nine months ended July 1, 2006 and June 30, 2007, respectively, were as follows:

	(dollar amounts in thousands)
	Three months ended			Nine months ended
	July 1, 2006	June 30, 2007	% Change	July 1, 2006	June 30, 2007	% Change
Equipment	$71,054	$72,858	2.5%	$264,888	$180,073	-32.0%
Packaging materials	98,881	95,767	-3.1%	270,008	283,574	5.0%

	$169,935	$168,625	-0.8%	$534,896	$463,647	-13.3%

Net revenue for the three months ended June 30, 2007 decreased $1.3 million, or 0.8% from the same period in the prior year. Included in net revenue for the Packaging Materials segment is gold metal value that is passed through to the customer. Gold metal value included in our Packaging Materials segment net revenue for the three months ended July 1, 2006 and June 30, 2007 was $75.3 million and $74.0 million, respectively. These same amounts are included in the cost of sales. For the nine months ended June 30, 2007 net revenue decreased $71.2 million or 13.3% compared to the nine months ended July 1, 2006. Gold metal value included in our Packaging Materials segment net revenue for the nine months ended July 1, 2006 and June 30, 2007 was $198.5 million and $216.7 million, respectively.

Total net revenue was lower for both the three and nine months ended June 30, 2007 compared to the same prior year periods mainly due to decreased industry-wide demand. A discussion of specific segment net revenue is below.

Our net revenue is primarily from customers that are located outside of the United States or that have manufacturing facilities outside of the United States. Shipments of our products with ultimate foreign destinations comprised 95.6% of our total sales in the first nine months of fiscal 2007 compared to 95.3% in the first nine months of the prior fiscal year. The majority of these foreign sales were destined for customer locations in the Asia/Pacific region, including Taiwan, Malaysia, China, Korea, Singapore, and Japan. Taiwan accounted for the largest single destination for our product shipments with 21.8% of our shipments in the first nine months of fiscal 2007 compared to 24.9% of our shipments in the year ago period.

Equipment. For the three months ended June 30, 2007, net revenue for our Equipment segment increased 2.5% to $72.9 million from $71.1 million in the same period a year ago. This increase in revenue was mainly due to our newly acquired IC die bonder business. The increase in net revenues was partially offset by 3.5% decrease in unit sales of our IC ball bonders. Average selling prices in our IC ball bonders decreased 7.4% during the three months ended June 30, 2007, compared to the year ago quarter.

For the nine months ended June 30, 2007, net revenue for our Equipment segment decreased 32.0% to $180.1 million from $264.9 million in the same period a year ago. The decrease in net revenue was mainly due to a 40.6% decrease in unit sales of our IC ball bonders, partially offset by net revenue from our newly acquired IC die bonder business. Average selling price of our IC ball bonders decreased 6.5% during the nine months ended June 30, 2007, compared to the year ago period mainly due to a higher proportion of sales for our cost performance models as well as models with fewer options and features than the products we sell to our typical served market.

Packaging Materials. For the three months ended June 30, 2007, our Packaging Materials segment net revenue decreased 3.1% to $95.8 million from $98.9 million during the same period a year ago. The $3.1 million decrease in Packaging Materials net revenue is a result of a decrease of $9.2 million primarily in bonding wire volumes throughout our Packaging Materials’ products and $0.5 million of other pricing decreases partially offset by a $6.6 million increase in wire average selling prices, primarily caused by an increase in the price of gold.

For the nine months ended June 30, 2007, our Packaging Materials segment net revenue increased 5.0% to $283.6 million from $270.0 million during the same period a year ago. The $13.6 million increase in Packaging Materials net revenue is a result of a $34.7 million increase in wire average selling prices, primarily a result of an increase in the price of gold. This increase was partially offset by a $20.5 million decrease primarily in bonding wire volumes throughout our Packaging Materials’ products and $0.6 million of other pricing decreases.

Gross Profit

The following table reflects business segment gross profit and gross margin percentages during the three and nine months ended July 1, 2006 and June 30, 2007:

	(dollar amounts in thousands)				(dollar amounts in thousands)
	Three Months Ended				Nine Months Ended
	July 1, 2006	% Sales	June 30, 2007	% Sales	July 1, 2006	% Sales	June 30, 2007	% Sales
Equipment	$30,839	43.4%	$30,253	41.5%	$114,171	43.1%	$74,870	41.6%
Packaging materials	12,765	12.9%	12,540	13.1%	39,836	14.8%	38,323	13.5%

	$43,604	25.7%	$42,793	25.4%	$154,007	28.8%	$113,193	24.4%

Gross profit decreased $0.8 million and $40.8 million during the three and nine month periods ended June 30, 2007, compared to the same periods in the prior year. The lower gross profit during this period was primarily due to lower sales caused by decreased industry-wide demand, particularly for automatic ball bonders sold within our Equipment segment. The gross margin percentage (which represents gross profit divided by revenue) decreased to 25.4% during the three months ended June 30, 2007, from 25.7% in the year-ago period, and to 24.4% during the nine months ended June 30, 2007 from 28.8% during the same period a year ago.

Equipment. For the three months ended June 30, 2007, our Equipment segment gross profit decreased $0.6 million to $30.3 million from $30.8 in the same period a year ago. Gross margin percentage during the three months ended June 30, 2007 decreased to 41.5%, from 43.4% in the same period a year ago. The decrease in gross margin percentage was primarily due to an overall reduction in the average selling price of IC ball bonders. This was partially offset by lower material costs of our IC ball bonders.

For the nine months ended June 30, 2007, our Equipment segment gross profit decreased $39.3 million to $74.9 million from $114.2 million in the same period a year ago. Gross margin percentage during the nine months ended June 30, 2007 decreased to 41.6% from 43.1% in the same period a year ago. The decrease was primarily due to overall reduction in average selling price of IC ball bonders, mainly due to a higher proportion of sales for our cost performance models as well as models with fewer options and features than the products we sell to our typical served market, and higher costs related to our newly acquired IC die bonder business. This was partially offset by lower material costs of our IC ball bonders.

Packaging Materials. Our Packaging Materials segment gross profit decreased $0.2 million to $12.5 million during the three months ended June 30, 2007, from $12.8 million during the same period a year ago; however, our gross margin percentage increased from 12.9% to 13.1%. The gross margin percentage increase was due to reduced operational costs, improved productivity and increased production at lower costs facilities. These improvements offset an 8.4% increase in the price of gold, which is passed through to the customer.

Our Packaging Materials segment gross profit decreased $1.5 million to $38.3 million during the nine months ended June 30, 2007, from $39.8 million during the same period a year ago, and our gross margin percentage decreased from 14.8% to 13.5%. The gross margin percentage decrease was primarily due to a 17.6% increase in the price of gold, which is passed through to the customer, and a higher proportion of wire sales, which have a lower gross margin compared to other packaging materials products.

Operating Expenses

The following table reflects operating expenses during the three and nine months ended July 1, 2006 and June 30, 2007:

	(dollar amounts in thousands)
	Three Months Ended				Nine Months Ended
	July 1, 2006	% Sales	June 30, 2007	% Sales	July 1, 2006	% Sales	June 30, 2007	% Sales
Selling, general and administrative	$20,742	12.2%	$25,106	14.9%	$62,076	11.6%	$69,667	15.0%
Research and development	10,043	5.9%	12,711	7.5%	28,105	5.3%	37,066	8.0%
Sales of assets *	(4,544)	-2.7%	—	—	(4,544)	-0.8%	—	—

	$26,241	15.4%	$37,817	22.4%	$85,637	16.1%	$106,733	23.0%

*	During the three months ended July 1, 2006, a gain was recognized on the sale of land and a building which housed our corporate headquarters in Willow Grove, Pennsylvania.

Selling, General and Administrative

Selling, General and Administrative (“SG&A”) expenses for the three months ended June 30, 2007 increased $4.4 million from the same period a year ago. The increase was primarily due to the inclusion of SG&A costs from the acquired die bonder business in the current quarter. SG&A expenses for the nine months ended June 30, 2007 increased $7.6 million from the prior fiscal period primarily due to the inclusion of SG&A costs from the die bonder business partially offset by lower incentive compensation expense.

Research and Development

Research and development expense for the three and nine months ended June 30, 2007 increased $2.7 million and $9.0 million, respectively, from the same periods a year ago. The increases were primarily due to the acquisition of the die bonder business.

Income from Continuing Operations before interest, gain on Notes and taxes

The following table reflects business segment income from continuing operations before interest, gain on extinguishment of Notes and taxes during the three and six months ended July 1, 2006 and June 30, 2007:

	(dollar amounts in thousands)
	Three months ended				Nine months ended
	July 1, 2006	% Sales	June 30, 2007	% Sales	July 1, 2006	% Sales	June 30, 2007	% Sales
Equipment	$8,823	12.4%	$1,538	2.1%	$48,538	18.3%	$(5,104)	-2.8%
Packaging Materials	3,996	4.0%	3,438	3.6%	15,288	5.7%	11,564	4.1%

	$12,819	7.5%	$4,976	3.0%	$63,826	11.9%	$6,460	1.4%

Income from continuing operations for the three months ended June 30, 2007 was $5.0 million, compared to income from continuing operations of $12.8 million in the same period of the prior year. Income from continuing operations for the nine months ended June 30, 2007 was $6.5 million, compared to income from continuing operations of $63.8 million in the same period of the prior year. Both the three and nine month decreases in income from continuing operations were primarily due to reduced industry-wide demand for automatic ball bonders.

Interest Income and Expense

Interest income increased $0.7 million from $1.1 million for the three months ended July 1, 2006 to $1.8 million for the three months ended June 30, 2007. In addition, interest income increased $2.2 million from $2.6 million for the nine months ended July 1, 2006 to $4.8 million for the nine months ended June 30, 2007. The increase during both periods was a result of an increase in cash balances due to the issuance of 0.875% Convertible Subordinated Notes.

Interest expense for the three and nine months ended June 30, 2007 was $0.7 million and $2.0 million, respectively, compared to $0.7 million and $2.5 million in the same periods of the prior fiscal year. The decrease in interest expense for the nine months period was due to redemption of $75.0 million of our Convertible Subordinated Notes during the second quarter of fiscal 2006.

Provision for Income Taxes

The provision for income taxes related to continuing operations for the nine months ended June 30, 2007 of $1.8 million consisted of income tax of $0.2 million for Federal alternative minimum tax on U.S. income, $0.3 million for state income taxes, $0.1 million for income taxes in foreign jurisdictions and $1.2 million of income tax expense for additional foreign income tax exposures. The alternative minimum tax and state income tax were due primarily to projected U.S. earnings.

The provision for income taxes related to continuing operations for the nine months ended July 1, 2006 of $8.5 million consisted of $2.4 million for state income taxes, $1.9 million for income taxes in foreign jurisdictions, $1.1 million for potential repatriation of foreign earnings, $1.8 million for additional foreign income tax reserves and $1.3 million of U.S. federal alternative minimum tax liability which was generated primarily from the sale of certain intellectual property and distribution rights to a foreign subsidiary.

The effective tax rate from continuing operations for the nine months ended June 30, 2007 was 19.6%. The effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, differences in foreign tax rates from the U.S. statutory rate, benefits related to tax holidays, various permanent items, increases in deferred taxes for unremitted earnings and increases in tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investments were $199.6 million as of June 30, 2007 compared to $157.3 million as of September 30, 2006, an increase of $42.3 million. Net cash provided by operating activities (from continuing operations) during the nine months ended June 30, 2007 of $6.3 million was primarily attributable to net income from continuing operations of $7.5 million. Including net cash used in discontinued operations of $2.7 million, which primarily consisted of severance payments, net cash provided by operating activities was $3.6 million during the nine months ended June 30, 2007.

Net cash used in investing activities of $32.9 million during the nine months ended June 30, 2007 was primarily attributed to $28.2 million of cash used for the purchase of Alphasem.

Net cash provided by financing activities of $70.5 million during the nine months ended June 30, 2007 primarily consisted of $107.0 million net proceeds from the issuance of our 0.875% Convertible Subordinated Notes partially offset by cash used to repurchase $40.1 million of our common stock.

During the next twelve months, we expect to use cash primarily for working capital to meet our expected production and sales levels and to make the necessary capital expenditures to enhance our production and operating activities. We will also use cash to purchase our 0.5% Convertible Subordinated Notes prior to maturity. Additionally, our Board of Directors has approved a plan to repurchase up to $6.0 million of our common stock in open market transactions (see Item 2. below). We expect our fiscal 2007 capital expenditure needs to be approximately $6.0 million, and will be primarily used for our operations infrastructure at our Asia/Pacific locations. We expect to continue to generate cash from operating activities in fiscal 2007 or use cash and investments on hand to meet our cash needs. Additionally, we expect to use the excess cash generated from our business, and cash and investments on hand to fund our future growth opportunities.

To manage working capital associated with projected gold purchases for our Packaging Materials segment, we entered into a gold forward contract in June 2007, a practice which we may continue in the future.

Contractual Obligation and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 30, 2007 are appropriately not included in the consolidated balance sheet and statements of operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of June 30, 2007:

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	Greater than 5 years
Contractual Obligations:
Long-term debt	$305,000	$—	$195,000	$110,000	$—
Interest expense*	7,804	2,329	3,550	1,925	—
Operating lease obligations*	35,339	6,267	8,265	7,050	13,757
Inventory purchase obligations*	80,813	80,813	—	—	—
Commercial Commitments:
Gold supply agreement	18,409	18,409	—	—	—
Standby letters of credit*	1,086	1,086	—	—	—

Total contractual obligations and commercial commitments	$448,451	$108,904	$206,815	$118,975	$13,757

*	Primarily represents contractual amounts not reflected in the consolidated balance sheet as of June 30, 2007.

Long-term debt consisted of the following:

Type	Maturity Date	Par Value (in thousands)	Fair Value as of June 30, 2007 (quoted market price, in thousands)	Standard & Poor’s rating
0.5 % Convertible Subordinated Notes	November 30, 2008	$130,000	$120,413	B-
1.0 % Convertible Subordinated Notes	June 30, 2010	$65,000	$65,650	B-
0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$110,963	Not rated

In addition to the obligations identified in the above table, the following long-term liabilities are recorded in our consolidated balance sheet at June 30, 2007: obligation to our non-contributory defined benefit pension plan of $2.2 million; post employment foreign severance obligations of $2.9 million; and lease retirement obligations of $1.3 million. Exclusive of the pension plan, timing of the ultimate payment of these obligations was uncertain at June 30, 2007 (see below for discussion of pension plan termination).

Benefits under our non-contributory defined benefit pension plan were frozen as of December 31, 1995. During the third quarter of fiscal 2007, we sought the necessary government approvals to transfer the plan’s assets and obligations to an insurance carrier. We expect the plan termination to be completed in late fiscal 2007 or fiscal year 2008. Participant benefits will not be adversely impacted by the termination of this plan. Subsequent to June 30, 2007, we made a $1.9 million cash contribution to fully fund the plan. When the termination is completed, we expect to recognize a one-time non-cash pre-tax expense of approximately $10.0 million associated with recognizing unamortized net losses.

Our operating lease obligations as of June 30, 2007 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration. Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The gold supply financing guarantee includes gold inventory purchases we are obligated to pay for upon shipment of fabricated gold to our customers.

Our standby letters of credit represent obligations in lieu of security deposits for the Company’s gold financing arrangement, employee benefit programs and a customs bond.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next 12 months. However, our liquidity is affected by many factors, some based on normal operations of the business and others related to uncertainties of the industry and global economies. We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes. We may also seek additional debt or equity financing for the refinancing or redemption of existing debt, to repurchase our common stock and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the nature and size of strategic business opportunities that we may elect to pursue.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We are required to adopt FIN 48 in first quarter of fiscal 2008. We are currently evaluating the potential impact of FIN 48 on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 in fiscal 2007 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment required under FASB Statement No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above are effective for annual fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. We do not believe the adoption of SFAS 158 will have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We do not believe the adoption of SFAS 159 will have a material impact on our consolidated results of operations and financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (such as corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects on the Company of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of June 30, 2007, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $29.2 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2007, the fair market value of the portfolio would decline by approximately $0.1 million.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar, and our operation in Switzerland has translation exposure from the U.S. dollar to its functional currency the Swiss Franc. Based on our overall currency rate exposure as of June 30, 2007, we do not believe that a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar would have a material impact on our financial position, results of operations or cash flows. Our board has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, our disclosure controls and procedures as of June 30, 2007 are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

As of June 30, 2007, our remediation efforts related to the material weakness which existed as of September 30, 2006 are substantially complete; however, we have not completed testing of the enhanced internal controls over financial reporting. Our efforts to remediate and test controls surrounding the material weakness will continue during fiscal 2007. There were no additional changes in the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the quarter ended December 30, 2006 filed with the Securities and Exchange Commission.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects issuer purchases of equity securities during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2007 through June 30, 2007 (1)	4,179	$9.60	4,179	$—

Total	4,179	$9.60	4,179	$—

(1)	The Company used approximately $40.0 million of the net proceeds from the private offering of its 0.875% Convertible Subordinated Notes pursuant to Rule 14A under the Securities Act of 1933, as amended, to repurchase 4,179,000 shares of its common stock. The Company authorized the plan to use up to $40.0 million of the net proceeds from the offering to repurchase shares of its common stock on May 23, 2007, and first announced this plan on May 30, 2007. The Company does not expect to repurchase any other shares of its common stock with the net proceeds of the offering. Separately on May 23, 2007, the Company also authorized a plan to use up to $6.0 million of cash from operations to repurchase additional shares of its common stock.

Item 6. Exhibits

(a)	Exhibits.

Exhibit No.	Description
4.1	Indenture between the Company and The Bank of New York, dated as of June 6, 2007, filed as Exhibit 4.1 to the Company’s Form 8-K dated June 7, 2007, is incorporated herein by reference.

4.2	Form of 0.875% Convertible Subordinated Note due 2012 (included in Exhibit 4.1), filed as Exhibit 4.2 to the Company’s Form 8-K dated June 7, 2007, is incorporated herein by reference.

4.3	Registration Rights Agreement between the Company and Banc of America Securities LLC, dated as of June 6, 2007, filed as Exhibit 10.1 to the Company’s Form 8-K dated June 7, 2007, is incorporated herein by reference.

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 7, 2007	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Vice President and Chief Financial Officer
(Principal Financial Officer)