Form 10-K
period 2007-09-29
KULICKE & SOFFA INDUSTRIES INC
filed 2007-12-11
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2007

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

The aggregate market value of the registrant’s common stock (its only voting stock and common equity) held by non-affiliates of the registrant as of March 31, 2007 was approximately $526,792,393 based upon the closing sale price of the common stock on the Nasdaq Global Market (Reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 5, 2007 there were 53,269,669 shares of the registrant’s common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2008 Annual Shareholders’ Meeting to be filed on or about January 3, 2008 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.

2007 Annual Report on Form 10-K

PART I

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for wire and die bonder equipment and packaging materials.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report.

We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements, which speak only as of the date on which they were made. Except as required by law, we assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as prediction of actual results.

Item 1.	BUSINESS

Kulicke and Soffa Industries, Inc. (“K&S” or the “Company”) designs, manufactures and markets capital equipment and packaging materials as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is divided into two product segments:

•	equipment, and

•	packaging materials.

We believe we are the only major supplier to the semiconductor assembly industry that provides customers with semiconductor die bonding and wire bonding equipment along with many of the complementary packaging materials. In addition, we believe the ability to control both the equipment and packaging material assembly-related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

On November 3, 2006, we completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $29.3 million in cash including capitalized acquisition costs and after working capital adjustments. Alphasem is included in our Equipment segment.

Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business. Accordingly, we continue to lower our cost structure by consolidating operations, moving certain of our manufacturing to Asia, moving a portion of our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations and we expect to continue to further drive down our cost structure, while not diminishing our product quality.

Unless otherwise indicated, amounts provided throughout this Form 10-K relate to continuing operations only.

K&S was incorporated in Pennsylvania in 1956. Our principal offices are located at 1005 Virginia Drive, Fort Washington, Pennsylvania 19034 and our telephone number is (215) 784-6000. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC website at www.sec.gov.

The fiscal year end for fiscal 2005, 2006 and 2007 was September 30, 2005, September 30, 2006 and September 29, 2007, respectively.

Products and Services

We offer a range of bonding equipment and packaging materials. The table below reflects net revenue for each business segment for fiscal 2005, 2006 and 2007:

	Fiscal
(in thousands)	2005	2006	2007
Equipment	$201,608	$319,788	$316,718
Packaging Materials	273,934	376,523	383,686

Total	$475,542	$696,311	$700,404

Our equipment sales have been, and are expected to remain, highly volatile due to the semiconductor industry’s need for new capability and capacity. Packaging Materials unit sales tend to be less volatile, following the trend of total semiconductor unit production; however, fluctuations in gold prices, which are included in our Packaging Materials segment, can have a significant impact on Packaging Material net revenues.

See Note 12 to our Consolidated Financial Statements, included in Item 8 of this report, for financial results by business segment and sales by geographic location.

Equipment

We manufacture and market a line of wire bonders and die bonders. Wire bonders are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of the die and the leads on its package. Die bonders are used to attach a semiconductor device, or die, to the package which will house the device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our wire bonding equipment is capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our principal products are:

Integrated Circuit (“IC”) Ball Bonders

Automatic IC ball bonders represent a majority of our semiconductor equipment business. As part of our competitive strategy, we seek to continually improve our models and periodically introduce new or improved models of our IC ball bonders. Each new or improved model is designed to increase both productivity and process capability compared to the predecessor model. Our current models, Maxum Ultra and Maxum Elite ball bonders improved productivity by approximately 10% over their predecessor models and offer various other performance improvements.

IC Die Bonders

In November 2006, we acquired the Alphasem die bonder product lines, consisting of the SwissLine and EasyLine models. Die bonders are used by our existing wire bonder customers. We expect to utilize the same competitive strategy as we use for our wire bonder business, including developing new models which both improve the productivity of the die bonders and increase the size of the market served by the new models.

Specialty Die Bonders

Our die bonder product line also includes a series of specialty bonders, consisting of several equipment models based on our die bonder platform. These models are used for various assembly processes including, but not limited to: die sorting, power device assembly, and microelectromechanical systems (MEMS) assembly.

Specialty Wire Bonders

Our wire bonders target specific markets. Our Model 8098 targets the large area ball bonder market and is designed for wire bonding hybrid applications, chip on board applications, and other large area applications. We offer a wafer stud bumper, the AT Premier. The AT Premier is targeted for gold-to-gold interconnect in the flip chip market. With industry-leading speed and technology, we believe our machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

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

Bonding Wire

We manufacture gold, aluminum and copper wire used in the wire bonding process. This wire is bonded to the chip surface and package substrate by the wire bonder and becomes a permanent part of the semiconductor package. We produce wire in a large array of materials, diameters, properties and packaging to satisfy a wide range of ball bonding, wedge bonding and wafer/stud bumping applications.

Expendable Tools

Our expendable tools include a wide variety of capillaries, wedges, die collets and wafer saw blades. These tools are developed for a broad range of applications, providing end-to-end solutions for our customers. Capillaries and wedges attach the wire to the semiconductor chip, guide the wire during loop formation, attach the wire to the package substrate and finally cut the wire allowing the bonding process to be repeated. Die collets are used on die bonding equipment to pick up and place die onto lead frames or substrates. Saw blades are used to cut silicon wafers into individual semiconductor die.

Customers

Our major customers include large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Customers may vary from year-to-year based on their capital investment and operating expense budgets, and overall industry trends.

The following chart reflects our top ten end-use customers, based on net revenue, for each of the last three fiscal years:

Fiscal 2005	Fiscal 2006	Fiscal 2007
1. Advanced Semiconductor Engineering*	1. Advanced Semiconductor Engineering*	1. Advanced Semiconductor Engineering*

2. ST Microelectronics*	2. ST Microelectronics*	2. ST Microelectronics*

3. Siliconware Precision Industries	3. STATS ChipPAC	3. Siliconware Precision Industries, Ltd.

4. Infineon Technologies	4. Siliconware Precision Industries	4. Infineon Technologies

5. Intel	5. Texas Instruments	5. United Test and Assembly Center

6. STATS ChipPAC	6. Infineon Technologies	6. Amkor Technology Inc.

7. Samsung	7. United Test and Assembly Center	7. STATS ChipPAC

8. Advanced Micro Devices	8. Spansion	8. Samsung

9. National Semiconductor	9. Samsung	9. Hynix Semiconductor Inc.

10. Amkor Technologies	10. National Semiconductor	10. Spansion LLC

*	Accounted for more than 10% of total fiscal year net revenue.

We believe developing long-term relationships with our customers is critical to our success. By establishing these relationships with semiconductor manufacturers, semiconductor subcontract assemblers, and vertically integrated manufacturers of electronic systems, we gain insight into our customers’ future IC packaging strategies. This insight assists us in our efforts to develop material, equipment, and process solutions that address our customers’ future assembly requirements.

International Operations

Our customers are primarily located in or have operations in the Asia/Pacific region. Approximately 95%, 93% and 96% of our fiscal 2005, 2006 and 2007 net revenues, respectively, were to customer locations outside of the United States, and we expect sales outside of the United States will continue to represent a substantial majority of our future revenues.

For a discussion of our financial information about geographic areas, see our Consolidated Financial Statements and corresponding Notes included in Item 8 of this report.

Sales and Customer Support

We believe providing comprehensive worldwide sales, service, training, and support are important competitive factors in the semiconductor equipment industry, and we manage these functions through our global customer operations group. We rely on a combination of a direct sales force, manufacturers’ representatives and distributors for the sale of our various product lines. We provide timely customer service and support by positioning our service representatives near customer facilities, which provides customers with the ability to place orders locally and to deal with service and support personnel who speak the customer’s language and are familiar with local country practices. In order to support our customers whose semiconductor assembly operations are located primarily outside of the United States, we have sales, service, and support personnel based in China, Japan, Korea, Malaysia, the Philippines, Singapore, Switzerland, Taiwan, Thailand, and throughout Europe, and applications labs in China, Israel, Japan, Singapore, Switzerland and Taiwan. We integrated the die bonder business sales and customer support during the second half of fiscal 2007.

Backlog

The following table reflects our backlog as of September 30, 2006 and September 29, 2007:

	As of
(in thousands)	September 30, 2006	September 29, 2007
Backlog	$56,000	$105,000

Our backlog consists of customer orders that are scheduled for shipment within the next 12 months. A majority of our orders are subject to cancellation or deferral by the customer with limited or no penalties. Also, customer demand for our products can vary dramatically without prior notice. Because of the volatility of customer demand, possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of revenue for any succeeding period.

Manufacturing

We believe excellence in manufacturing can create a competitive advantage, both through lower costs and superior responsiveness. In order to achieve these goals, we seek to manage our manufacturing operations through a single organization and believe fewer, larger factories take advantage of economies of scale and result in cost savings through lower manufacturing costs.

Equipment

Our equipment manufacturing activities consist primarily of integrating outsourced parts and subassemblies and testing finished products to customer specifications. During fiscal 2006 and 2007, most of our wire bonder manufacturing took place in Singapore, with a small number of machines built in the U.S. Our die bonder manufacturing took place in Switzerland and Suzhou, China. We believe the outsourcing manufacturing model enables us to minimize our fixed costs and capital expenditures and focus on product differentiation through technology innovations in system design and manufacturing quality control. Just-in-time inventory management has reduced our manufacturing cycle times and reduced our on-hand inventory requirements. We have ISO 9001 certification for our equipment manufacturing facilities in Singapore, Switzerland and China, and we have ISO 14001 certifications for our equipment manufacturing facilities in Singapore and China.

Packaging Materials

We manufacture expendable tools at facilities in Yokneam, Israel and Suzhou, China, and bonding wire at facilities in Singapore and Thalwil, Switzerland. We manufacture blades for wafer sawing in Suzhou, China. Our facilities have the following certifications:

•	bonding wire facility in Switzerland - ISO 9001

•	bonding wire facility in Singapore - QS9000 and ISO 14001

•	bonding tools facility in Yokneam, Israel - ISO 9001 and ISO 14001

•	bonding tools and dicing blades facility in Suzhou, China - ISO 9001 and ISO 14001 certifications.

Research and Product Development

Many of our customers generate technology roadmaps describing the future manufacturing capability requirements needed to support their product development plans. Our research and product development activities are organized so that our products anticipate our customers’ requirements. This can happen either through continuous improvement of our existing products, including upgrades for products already installed in customers’ facilities, or through the creation of next-generation products. Examples of our continuous improvement strategy include the Maxum Elite and Maxum Ultra wire bonders and our DuraCap line of bonding tools. Major next-generation development programs are underway for our wire bonders and die bonders. Whether we proceed via continuous improvement, or via next-generation technology development, our goal is technology leadership in each of our major product lines.

Research and development expense was $28.5 million, $37.7 million, and $50.7 million during fiscal 2005, 2006 and 2007, respectively. Research and development expenses during fiscal 2007 included our die bonder business.

Intellectual Property

Where circumstances warrant, we seek to obtain patents on inventions governing new products and processes developed as part of our ongoing research, engineering, and manufacturing activities. We currently hold a number of United States patents, some of which have foreign counterparts. We believe the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents. Additionally, we believe much of our important technology resides in our trade secrets and proprietary software.

Competition

The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, as well as speed/throughput, production yield, process control, and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Wire bonders: ASM Pacific Technology and Shinkawa

•	Die Bonders: ASM Pacific Technology, ESEC, Renesas and Shinkawa

Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant packaging materials’ competitors include:

•	Bonding tools: CoorsTek, PECO and Small Precision Tools, Inc.

•	Saw blades: Disco Corporation

•	Bonding wire: Heraeus, Nippon Metal, Sumitomo Metal Mining and Tanaka Electronic Industries.

In each of the markets we serve, we face competition and the threat of competition from established competitors and potential new entrants, some of which may have greater financial, engineering, manufacturing, and marketing resources. Some of our competitors are Asian and European companies that have, and may continue to have, an advantage over us in supplying products to local customers. Many of these local customers appear to prefer to purchase from local suppliers, without regard to other considerations.

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

We have in the past and will in the future incur costs to comply with environmental laws. We are not, however, currently aware of any material costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third party waste disposal sites, that we expect to have a material adverse effect on our business, financial condition or operating results. It is possible however, that material environmental costs or liabilities may arise in the future.

Employees

As of September 29, 2007, we had 2,646 regular full-time employees and 257 temporary and contract workers worldwide. Our bonding wire employees in Singapore are represented by a labor union. We believe our employee relations to be good and that our future success will depend in part on our continued ability to hire and retain qualified management, marketing and technical employees.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of September 29, 2007. Our executive officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	First Became an Officer (calendar year)	Position
C. Scott Kulicke	58	1976	Chairman of the Board of Directors and Chief Executive Officer
Charles Salmons	52	1992	Senior Vice President, Acquisition Integration
Jagdish (Jack) G. Belani	54	1999	Senior Vice President of Packaging Materials segment and Corporate Marketing
Maurice E. Carson	50	2003	Senior Vice President and Chief Financial Officer
Bruce Griffing	57	2004	Vice President, Engineering
Christian Rheault	42	2005	Senior Vice President, Equipment segment

C. Scott Kulicke has served as Chief Executive Officer since 1979 and Chairman of the Board of Directors since 1984. His present term as a director expires in 2011. Mr. Kulicke earned a Bachelor of Science degree in Economics from the Wharton School of Business of the University of Pennsylvania.

Charles Salmons has served as Senior Vice President, Acquisition Integration since September 2006, after serving as Senior Vice President, Wafer Test (November 2004-September 2006), Senior Vice President, Product Development (September 2002-November 2004), Senior Vice President Operations (1999 to 2004), General Manager, Wire Bonder operations (1998-1999), and Vice President of Operations (1994-1998). Mr. Salmons earned a Masters in Business Administration degree from LaSalle University.

Jagdish (Jack) G. Belani has served as Senior Vice President of Packaging Materials segment and Corporate Marketing since November 2005, after serving as Vice President of Wire Bonding and Corporate Marketing; Vice President of Business Units and Marketing, President of the Wire Bonding Division and President of XLAM, our high density substrate group. Mr. Belani earned a Bachelor of Science degree in chemical engineering from Indian Institute of Technology, Madras, India; a Masters of Science degree in metallurgical and materials engineering from Illinois Institute of Technology and a Juris Doctor from the University of Santa Clara.

Maurice E. Carson became Senior Vice President, Chief Financial Officer (“CFO”) in November 2007 after serving as Vice President, CFO since September 2003. From 1996 until 2003, Mr. Carson served in various finance positions culminating as the Vice President, Finance and Corporate Controller for Cypress Semiconductor Corporation. Mr. Carson earned a Bachelor of Science degree from the University of Colorado and a Masters in Business Administration degree from the University of Chicago.

Bruce Griffing has served as Vice President, Engineering since September 2004. From 2001 to 2003, Dr. Griffing served as Vice President and Chief Technology Officer of DuPont Photomask, a micro-imaging solutions company. Dr. Griffing earned a Bachelor of Science in physics from Miami University, Oxford, Ohio and a Ph.D in Physics from Purdue University.

Christian Rheault became Senior Vice President, Equipment segment in November 2007 after serving as Vice President, Equipment segment since 2006. Before that, he served as Vice President and General Manager of our Ball Bonder Business Unit and Director of Strategic Marketing and Vice President/General Manager of our Microelectronics Business Unit. Mr. Rheault earned an Electrical Engineering degree from Laval University, Canada and a DSA (Business Administration Diploma) from Sherbrooke University, Canada.

Item 1A.	RISK FACTORS

Risks Related to Our Business and Industry

The semiconductor industry is volatile with sharp periodic downturns and slowdowns.

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

We may experience increasing price pressure.

Our historical business strategy for many of our products had focused on product performance and customer service rather than on price. We now continually seek to reduce our cost structure by moving operations to lower cost areas and by reducing other operating costs. If we are unable to realize prices that allow us to continue to compete on the basis of performance and service, our financial condition and operating results may be materially and adversely affected.

Our quarterly operating results fluctuate significantly and may continue to do so in the future.

In the past, our quarterly operating results have fluctuated significantly. We expect quarterly results will continue to fluctuate. Although these fluctuations are partly due to the volatile nature of the semiconductor industry, they also reflect other factors, many of which are outside of our control.

Some of the factors that may cause our net revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products we sell because, for example:

•	certain lines of equipment within our business segments are more profitable than others; and

•	some sales arrangements have higher gross margins than others;

•	cancelled or deferred orders;

•	competitive pricing pressures may force us to reduce prices;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses, and interest expense, do not vary directly with our net revenue. Our research and development efforts include long-term projects lasting a year or more, which require significant investments. In order to realize the benefits of these projects, we believe that we must continue to fund them during periods when our revenue has declined. As a result, a decline in our net revenue would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net revenue, our operating results would decline. In a downturn, we may have excess inventory, which is required to be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:

•	the timing and extent of our research and development efforts;

•	severance, resizing, and other costs of relocating facilities;

•	inventory write-offs due to obsolescence; and

•	increases in the cost of labor or materials.

Because our revenue and operating results are volatile and difficult to predict, we believe consecutive period-to-period comparisons of our operating results may not be a good indication of our future performance.

We may not be able to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business.

We believe our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must introduce these products and product enhancements into the market in a timely manner in response to customers’ demands for higher performance assembly equipment, leading-edge materials customized to address rapid technological advances in integrated circuits, and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive. The development and commercialization of new products requires significant capital expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

Substantially all of our sales and manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war.

Approximately 95%, 93% and 96% of our net sales for fiscal 2005, 2006 and 2007, respectively, were to customers located outside of the United States, in particular to customers located in the Asia/Pacific region.

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

We also rely on non-United States suppliers for materials and components used in our products, and nearly all of our manufacturing operations are located in countries other than the United States. We manufacture our bonders and bonding wire in Singapore, we manufacture bonding tools in Israel and China, die bonders in Switzerland and China, bonding wire in Switzerland, and we have sales, service and support personnel in China, Japan, Korea, Malaysia, the Philippines, Singapore, Switzerland, Taiwan, Thailand and throughout Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

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

Because most of our foreign sales are denominated in U.S. dollars, an increase in value of the U.S. dollar against foreign currencies, will make our products more expensive than those offered by some of our foreign competitors. Our ability to compete overseas in the future may be materially and adversely affected by a strengthening of the U.S. dollar against foreign currencies.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than a foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials. Our primary exposures include the Swiss Franc, the Chinese Yuan, the Euro, Singapore dollar, Israeli Shekel and the Japanese Yen. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We have entered into foreign exchange forward contracts and expect to enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Rising gold prices increase our working capital requirements.

Liquidity required to support the working capital requirements of our wire business is directly impacted by the price of gold. As the price of gold rises, our working capital needs increase which reduces our return on invested capital and limits the amount of cash available for other corporate purposes. Additionally, if the standby letters of credit we use to support our gold financing arrangement were to become unavailable, we would have to provide new letters of credit or cash of an equivalent amount as security.

We may not be able to consolidate manufacturing facilities without incurring unanticipated costs and disruptions to our business.

As part of our ongoing efforts to further reduce our cost structure, we may seek to consolidate our manufacturing facilities. If this occurred, we may incur significant and unexpected costs, delays and disruptions to our business during this consolidation process. Because of unanticipated events, including the actions of governments, suppliers, employees or customers, we may not realize the synergies, cost reductions and other benefits of any consolidation to the extent or within the timeframe that we currently expect.

Our business depends on attracting and retaining management, marketing and technical employees.

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

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses.

We typically operate our business with limited visibility of future demand. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts for demand. We have in the past, and may again in the future, fail to forecast accurately demand for our products, in terms of both volume and configuration for either our current or next-generation wire bonders. This has led to and may in the future lead to delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to forecast accurately demand for our products, including assembly equipment and packaging materials, our business, financial condition and operating results may be materially and adversely affected.

Alternative packaging technologies other than wire bonding may render some of our products obsolete.

Alternative packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional die and wire bonding. These technologies include flip chip and chip scale packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to alternative packaging technologies were to occur, demand for our equipment and related packaging materials may be materially and adversely affected.

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net sales. During fiscal 2005, 2006, and 2007, sales in the aggregate to Advanced Semiconductor Engineering and ST Microelectronics, our largest customers accounted for 22.6%, 29.0% and 30.6%, respectively, of our net revenue.

We expect that sales of our products to a small number of customers will continue to account for a high percentage of our net sales for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our customers. Any one of a number of factors could adversely affect these relationships. If, for example, during periods of escalating demand for our equipment, we were unable to add inventory and production capacity quickly enough to meet the needs of our customers, they may turn to other suppliers making it more difficult for us to retain their business. Similarly, if we are unable for any other reason to meet production or delivery schedules, particularly during a period of escalating demand, our relationships with our key customers could be adversely affected. If we lose orders from a significant customer, or if a significant customer reduces its orders substantially, these losses or reductions may materially and adversely affect our business, financial condition and operating results.

We depend on a small number of suppliers for raw materials, components and subassemblies. If our suppliers do not deliver their products to us, we would be unable to deliver our products to our customers.

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

We may acquire or divest businesses or enter into joint ventures or strategic alliances, which may materially affect our business, financial condition and operating results.

We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. During fiscal 2007, we acquired Alphasem, a manufacturer of die bonders, and may from time to time in the future seek to acquire or divest other businesses or enter into alliances with other companies. Significant acquisitions and alliances may increase demands on management, engineering, financial resources and information and internal control systems. Our success with respect to acquisitions and alliances will depend, in part, on our ability to manage and integrate acquired businesses and alliances with our existing businesses and to successfully implement, improve and expand our systems, procedures and controls. In addition, we may divest existing businesses, which would cause a decline in revenues and may make our financial results more volatile. If we fail to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures, joint ventures or other alliances, our business, financial condition and operating results may be materially and adversely affected.

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment and packaging materials industries.

The semiconductor equipment and packaging materials industries are very competitive. In the semiconductor equipment, significant competitive factors include performance, quality, customer support and price. In the semiconductor packaging materials industry, competitive factors include price, delivery and quality.

In each of our markets, we face competition and the threat of competition from established competitors and potential new entrants. In addition, established competitors may combine to form larger, better capitalized companies. Some of our competitors have or may have significantly greater financial, engineering, manufacturing and marketing resources. Some of these competitors are Asian and European companies that have had, and may continue to have, an advantage over us in supplying products to local customers who appear to prefer to purchase from local suppliers, without regard to other considerations.

We expect our competitors to improve their current products’ performance, and to introduce new products and materials with improved price and performance characteristics. Our competitors may independently develop technology that is similar to or better than ours. New product and materials introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor’s product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time. Manufacturers and assemblers sometimes develop lasting relationships with suppliers, and assembly equipment providers in our industry often go years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which may materially and adversely affect our business, financial condition and operating results. If we cannot compete successfully, we could be forced to reduce prices, and could lose customers and market share and experience reduced margins and profitability.

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

Compliance with existing or future, land use, environmental and health and safety laws and regulations may: (1) result in significant costs to us for additional capital equipment or other process requirements, (2) restrict our ability to expand our operations and/or (3) cause us to curtail our operations. We also could incur significant costs, including cleanup costs, fines or other sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under such laws and regulations. We cannot assure you that any costs or liabilities to comply with or imposed under these laws and regulations will not materially and adversely affect our business, financial condition and operating results.

We may be unable to generate enough cash to repay our debt.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to shares of our common stock, we will be required to make annual cash interest payments of $2.0 million in fiscal 2008, $1.8 million in fiscal 2009, $1.6 million in fiscal 2010, $1.0 million in fiscal 2011 and $1.0 million in fiscal 2012 on an aggregate $251.4 million of convertible subordinated debt (assuming that we do not purchase any additional outstanding 0.5% Convertible Notes). Principal payments of $76.4 million, $65.0 million and $110.0 million on the convertible subordinated debt are due in fiscal 2009, 2010 and 2012, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control. Our indebtedness poses risks to our business, including that:

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, up to an aggregate of 200 million shares of common stock, of which approximately 53.2 million shares were outstanding as of September 29, 2007. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Weaknesses in our internal controls and procedures could result in material misstatements in our financial statements.

Pursuant to the Sarbanes-Oxley Act, management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our internal controls may not prevent all potential errors or fraud, because any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We cannot assure you that we or our independent registered public accountants will not in the future identify other material weaknesses in our internal controls, which could adversely affect our ability to insure proper financial reporting and could affect investor confidence in us and the price of our common stock.

Accounting methods, including but not limited to the accounting method for convertible debt securities with net share settlement, such as our 0.875% Subordinated Convertible Notes, may be subject to change.

In calculating our diluted earnings per share, we currently account for the 0.875% Subordinated Convertible Notes in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”). The accounting method for a convertible debt security that meets the requirements of EITF 90-19 is similar to the accounting for non-convertible debt. We recognize interest expense at the stated coupon rate, and shares potentially issuable upon conversion of the debt are excluded from the calculation of diluted earnings per share until the market price of our common stock exceeds the conversion price (i.e., the conversion price is “in the money”). Once the conversion price is in the money, the shares that we would issue upon assumed conversion of the debt are included in the calculation of fully diluted earnings per share using the “treasury stock” method. No separate value is attributed to the conversion feature of the debt at the time of issuance.

The FASB has issued a proposed Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion. If adopted, FSP APB 14-a would require separate accounting for the debt and equity components of the security. Under the proposed FSP APB 14-a, the value assigned to the debt at the time of issuance (the “debt component”) would be its estimated fair value, based on a similar debt issue without the conversion feature. The difference between the debt component and the par value of the debt would be accounted for as an original discount and included in stockholder’s equity as paid-in capital (the “equity component”). The original issue discount would be amortized to interest expense over the life of the debt, with a corresponding accretion of the debt component to its par value. Shares that we would issue upon assumed conversion of the debt would continue to be included in the calculation of fully diluted earnings per share using the treasury stock method when the conversion price is in the money.

As compared to the current accounting method, the proposal would reduce the amount recognized as debt and increase the amount recognized as stockholder’s equity at the time of issuance. The amount of debt recognized at time of issuance would increase over the life of the notes, with a corresponding reduction of net income and earnings per share (net of tax), for the amortization of the original issue discount. If the proposed FSP APB 14-a is adopted, we would be required to adopt it as of the beginning of fiscal 2009, with retrospective application to financial statements for periods prior to the date of adoption.

We cannot predict whether or not the FASB will adopt the proposed FSP APB 14-a, and we cannot predict the adoption of any other changes in generally accepted accounting principals that may affect the accounting for convertible debt securities. Any such change in the accounting method for convertible debt securities could have an adverse impact on our reported or future results of operations or financial position, and could adversely affect the trading price of our common stock or the trading price of the notes.

Other Risks

Anti-takeover provisions in our articles of incorporation and bylaws, and under Pennsylvania law may discourage other companies from attempting to acquire us.

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

Further, under the Pennsylvania Business Corporation Law, because our shareholders approved bylaw provisions that provide for a classified board of directors, stockholders may remove directors only for cause. These provisions and some other provisions of the Pennsylvania Business Corporation Law could delay, defer or prevent us from experiencing a fundamental change and may adversely affect our common stockholders’ voting and other rights.

Terrorist attacks, or other acts of violence or war may affect the markets in which we operate and our profitability.

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and research and development facilities in the United States and manufacturing facilities in the United States, Singapore, Switzerland, China and Israel. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. Additional attacks or any broader conflict, could negatively impact on our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Provisions of our Subordinated Convertible Notes could discourage an acquisition of us by a third party.

Certain provisions of our outstanding Subordinated Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Subordinated Convertible Notes will have the right, at their option, to require us to repurchase all of their notes at a price equal to 100% of the principal amount of notes to be repurchased, plus accrued and unpaid interent, plus a premium, if applicable. In addition, pursuant to the terms of the 0.875% Subordinated Convertible Notes, we may not enter into certain mergers unless, among other things, the surviving entity assumes all of our obligations under the indenture and the notes.

Item 2.	PROPERTIES

The following table reflects our major operating facilities:

Facility	Approximate Size	Function	Products Manufactured	Lease Expiration Date (4)
Fort Washington, Pennsylvania	88,000 sq. ft. (1)	Corp. headquarters, manufacturing, technology center, sales and service	Large area bonders	September 2028

Suzhou, China	136,386 sq. ft. (1)	Manufacturing, technology center	Die bonders, capillaries, dicing blades	October 2022

Singapore	83,831 sq. ft. (1)	Manufacturing, technology center	Wire bonders	August 2008

Singapore	38,405 sq. ft. (1)	Manufacturing, technology center	Bonding wire	May 2009

Yokneam, Israel	53,820 sq. ft. (2)	Manufacturing, technology center	Capillaries, wedges, die collets	N/A

Berg, Switzerland	61,896 sq. ft. (2)	Manufacturing, technology center	Die bonders	N/A

Thalwil, Switzerland	15,177 sq. ft. (1)	Manufacturing	Bonding wire	(3)

(1)	Leased.

(2)	Owned.

(3)	Cancelable semi-annually upon six months notice.

(4)	Includes lease extension periods at the Company’s option.

In addition, we rent space for sales and service offices in: China, Germany, Japan, Korea, Malaysia, the Philippines, Taiwan, Thailand and the U.S. We believe our facilities generally are in good condition.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may be a plaintiff or defendant in cases arising out of our business. We cannot assure you of the results of any pending or future litigation, but we do not believe resolution of these matters will materially or adversely affect our business, financial condition or operating results.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the stated periods:

Fiscal 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share:
High	$9.33	$12.50	$10.23	$9.18
Low	5.95	8.47	7.05	6.50
Fiscal 2007
Common stock price per share:
High	$9.67	$10.19	$11.04	$12.46
Low	7.92	8.17	9.11	7.34

On December 5, 2007, there were approximately 441 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any cash dividends on our common stock. We do not expect to declare cash dividends on our common stock in the near future, since we intend to retain earnings to finance the growth of our business.

For the purpose of calculating the aggregate market value of shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by nonaffiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our proxy statement relating to our 2008 Annual Meeting of Shareholders to be filed with the SEC on or about January 3, 2008.

Equity Compensation Plan Information

The information required hereunder will appear under the heading “Equity Compensation Plans” in the Company’s Proxy Statement for the 2008 Annual Shareholders’ Meeting which information is incorporated herein by reference.

Recent Sales of Unregistered Securities and Use of Proceeds

(in thousands, except per share amount)

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2007 - August 31, 2007 (1)	731	$8.20	731	$—

Total	731	$8.20	731	$—

(1)	On May 23, 2007, the board of directors authorized us to use up to $6.0 million of cash from operations to repurchase shares of our common stock. We completed those repurchases in the fourth fiscal quarter.

Item 6.	SELECTED FINANCIAL DATA

The following table reflects selected historical consolidated financial data derived from the Consolidated Financial Statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2003, 2004, 2005, 2006 and 2007. This data should be read in conjunction with our Consolidated Financial Statements, including notes and other financial information included elsewhere in this report or in annual reports filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands, except per share amounts)	2003	2004	2005	2006	2007
Statement of Operations Data:
Net revenue:
Equipment	$198,447	$361,244	$201,608	$319,788	$316,718
Packaging Materials	174,606	234,690	273,934	376,523	383,686

Total net revenue	373,053	595,934	475,542	696,311	700,404
Cost of sales:
Equipment	129,092	208,616	115,558	178,473	188,028
Packaging Materials	132,779	182,593	223,903	321,277	331,442

Total cost of sales (1)	261,871	391,209	339,461	499,750	519,470
Operating expenses:
Equipment	85,609	76,159	65,606	85,445	108,257
Packaging Materials	31,896	26,399	30,724	33,674	36,231
Gain on sale of assets	—	—	—	(4,544)	—

Total operating expenses (1)	117,505	102,558	96,330	114,575	144,488
Income (loss) from operations:
Equipment	(16,254)	76,469	20,444	55,870	20,433
Packaging Materials	9,931	25,698	19,307	21,572	16,013
Gain on sale of assets	—	—	—	4,544	—
Interest income (expense), net	(16,491)	(9,357)	(1,578)	795	3,990
Gain (loss) on early extinguishment of debt	—	(10,510)	—	4,040	2,802

Income (loss) from continuing operations before taxes	(22,814)	82,300	38,173	86,821	43,238
Provision for income taxes from continuing operations (2)	8,001	7,583	4,836	9,789	5,508

Income (loss) from continuing operations	(30,815)	74,717	33,337	77,032	37,730
Loss from discontinued operations, net of tax (2)(3)	(45,874)	(18,837)	(137,419)	(24,862)	—

Net income (loss)	$(76,689)	$55,880	$(104,082)	$52,170	$37,730

Per Share Data:
Income (loss) from continuing operations (4)
Basic	$(0.62)	$1.47	$0.65	$1.40	$0.67
Diluted	$(0.62)	$1.17	$0.52	$1.14	$0.57
Discontinued operations, net of tax per share: (4)
Basic	$(0.92)	$(0.37)	$(2.67)	$(0.45)	$—
Diluted	$(0.92)	$(0.28)	$(2.03)	$(0.36)	$—
Net income (loss) per share: (4)
Basic	$(1.54)	$1.10	$(2.02)	$0.95	$0.67
Diluted	$(1.54)	$0.89	$(1.51)	$0.78	$0.57

	Fiscal
(in thousands, except per share amounts)	2003	2004	2005	2006	2007
Shares used in per common share calculations: (4)
Basic	49,695	50,746	51,619	55,089	56,221
Diluted	49,695	68,582	67,662	68,881	68,274
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$73,051	$95,766	$95,369	$157,283	$169,910
Working capital	125,829	175,953	186,049	248,978	291,759
Total assets	442,861	476,958	386,496	405,501	512,600
Long-term debt (5)(6)	300,000	270,000	270,000	195,000	251,412
Shareholders’ equity (deficit)	97	67,020	(31,748)	79,306	83,255

(1)	During fiscal 2003, we recorded the following charges as operating expenses in continuing operations: loss on sale of product lines of $5.3 million; asset impairment of $0.5 million which resulted from the write-down of assets that were sold and assets that became obsolete; $3.1 million of severance associated with workforce reductions; and charges for inventory write-downs of $1.7 million (to costs of sales).

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

During fiscal 2006, we recorded the following charges in continuing operations: $3.5 million in cost of sales and $0.8 million in operating expenses for the cumulative adjustment to correct immaterial errors in the consolidated financial statements; $0.6 million in cost of sales and $4.1 million in operating expenses for SFAS 123R stock compensation expense; $9.0 million in operating expenses for incentive compensation and a gain on the sale of assets of $4.5 million in operating expenses.

During fiscal 2007, we recorded the following charges in continuing operations: $0.2 million in cost of sales and $5.3 million in operating expenses for SFAS 123R stock compensation expense; and $4.6 million in operating expense for incentive compensation.

(2)	The following are the more significant factors which affect our provision for income taxes: implementation of our international restructuring plan in fiscal 2006 and 2007; volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; and our provision for various tax exposure items.

(3)	Reflects the operations of the Company’s former flip chip business unit and Test business which were sold in February 2004 and March 2006, respectively.

(4)	For fiscal 2003, only the common shares outstanding were used to calculate basic and diluted earnings per common share because the inclusion of potential common shares would have been anti-dilutive due to the net loss from continuing operations reported that year. For fiscal 2004, 2005, 2006 and 2007 the exercise of dilutive stock options and performance-based restricted stock (fiscal 2007, only) and conversion of the convertible subordinated notes were assumed and $5.2 million, $1.7 million, $1.4 million and $1.3 million, respectively, of after-tax interest expense related to our convertible subordinated notes was added to the Company’s net income to determine diluted earnings per share.

(5)	Does not include letters of credit.

(6)	In December 1999, the Company issued $175.0 million in principal amount of 4.75% Convertible Subordinated Notes due 2006, which the Company redeemed in their entirety in December 2003. In August 2001, the Company issued $125.0 million in principal amount of 5.25% Convertible Subordinated Notes due 2006, which the Company redeemed in their entirety in August 2004. In December 2003, the Company issued $205.0 million in principal amount of 0.5% Convertible Subordinated Notes due 2008, of which the Company repurchased $75.0 million and $53.6 million during fiscal 2006 and 2007, respectively. In June 2004, the Company issued $65.0 million in principal amount of 1.0% Convertible Subordinated Notes due 2010. In June 2007, the Company issued $110.0 million in principal amount of 0.875% Convertible Subordinated Notes due 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, product prices, and benefits expected as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected continuing demand for wire and die bonder equipment and packaging materials.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report.

We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements, which speak only as of the date on which they were made. Except as required by law, we assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as prediction of actual results.

Introduction

Kulicke and Soffa Industries, Inc. (the “Company”) designs, manufactures and markets capital equipment and packaging materials as well as services, maintains, repairs and upgrades equipment, used to assemble semiconductor devices. We are currently the world’s leading supplier of semiconductor wire bonding assembly equipment, according to VLSI Research, Inc. Our business is divided into two product segments:

•	equipment, and

•	packaging materials.

We believe we are the only major supplier to the semiconductor assembly industry that provides customers with semiconductor die bonding and wire bonding equipment along with many of the complementary packaging materials. In addition, we believe the ability to control both the equipment and packaging material assembly-related products provides us with a significant competitive advantage and should allow us to develop system solutions to the new technology challenges inherent in assembling and packaging next-generation semiconductor devices.

On November 3, 2006, we completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc., a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $29.3 million in cash including capitalized acquisition costs and after working capital adjustments. Alphasem is included in our Equipment segment.

There can be no assurances regarding levels of demand for our products. In addition, we believe historical volatility – both upward and downward – will persist.

Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business. Accordingly, we continue to lower our cost structure by consolidating operations, moving certain of our manufacturing capacity to Asia, moving a portion of our supply chain to lower cost suppliers and designing higher-performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations and we expect to continue to further drive down our cost structure, while not diminishing our product quality.

Beginning in fiscal 2006, to align our external reporting with management’s internal reporting, we no longer include “Corporate and Other” as a business segment. Costs previously presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to our two remaining business segments. The business segment information for fiscal 2005 has been restated to reflect this change.

The fiscal year end for fiscal 2005, 2006 and 2007 was September 30, 2005, September 30, 2006 and September 29, 2007, respectively.

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

We recorded a loss of $0.8 million on the disposal of our Test business. We sold the Test business to allow management to strengthen its focus on our core businesses – semiconductor assembly equipment and packaging materials – and explore growth opportunities in these markets.

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

Products and Services

We offer a range of bonding equipment and packaging materials. The table below reflects the percentage of our total net revenues for each business segment:

	Fiscal
	2005		2006		2007
(dollar amounts in thousands)	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues
Equipment	$201,608	42%	$319,788	46%	$316,718	45%
Packaging Materials	273,934	58%	376,523	54%	383,686	55%

	$475,542	100%	$696,311	100%	$700,404	100%

Our equipment sales have been, and are expected to remain, highly volatile due to the semiconductor industry’s need for new capability and capacity. Packaging Materials unit sales tend to be less volatile, following the trend of total semiconductor unit production; however, fluctuations in gold prices, which are included in our Packaging Materials segment, can have a significant impact on Packaging Material net revenues.

See Note 12 to our Consolidated Financial Statements included in Item 8 of this report for financial results by business segment.

Equipment

We manufacture and market a line of wire bonders and die bonders. Wire bonders are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of the die and the leads on its package. Die bonders are used to attach a semiconductor device, or die, to the package which will house the device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our wire bonding equipment is capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our principal products are:

Integrated Circuit (“IC”) Ball Bonders

Automatic IC ball bonders represent a majority of our semiconductor equipment business. As part of our competitive strategy, we seek to continually improve our models and periodically introduce new or improved models of our IC ball bonders. Each new or improved model is designed to increase both productivity and process capability compared to the predecessor model. Our current models, Maxum Ultra and Maxum Elite ball bonders improved productivity by approximately 10% over their predecessor models and offer various other performance improvements.

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

Specialty Die Bonders

Our die bonder product line also includes a series of specialty bonders, consisting of several equipment models based on our die bonder platform. These models are used for various assembly processes including, but not limited to: die sorting, power device assembly, and microelectromechanical systems (MEMS) assembly.

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

Bonding Wire

We manufacture gold, aluminum and copper wire used in the wire bonding process. This wire is bonded to the chip surface and package substrate by the wire bonder and becomes a permanent part of the semiconductor package. We produce wire in a large array of materials, diameters, properties and packaging to satisfy the most advanced ball bonding, wedge bonding and wafer/stud bumping applications.

Expendable Tools

Our expendable tools include a wide variety of capillaries, wedges, die collets and wafer saw blades. These tools are developed for a broad range of applications, providing end-to-end solutions for our customers. Capillaries and wedges attach the wire to the semiconductor chip, guide the wire during loop formation, attach the wire to the package substrate and finally cut the wire allowing the bonding process to be repeated. Die collets are used on die bonding equipment to pick up and place die onto lead frames or substrates. Saw blades are used to cut silicon wafers into individual semiconductor die.

Critical Accounting Policies

The preparation of consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an on-going basis, we evaluate estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of unremitted foreign subsidiary earnings, pension benefit liabilities, equity-based compensation expense, resizing, warranties, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. As a result, we make judgments regarding the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, which have been reviewed with the Audit Committee, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our revenue recognition policy is in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (Kulicke & Soffa factory), with title transferring to our customer at our loading dock or upon embarkation. We have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

Our business is subject to contingencies related to customer orders as follows:

•

Right of Return: A large portion of our revenue comes from the sale of machines used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer’s facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis. Our policy is to provide an allowance for customer returns based upon our historical experience and management assumptions.

•

Warranties: Our products are generally shipped with a one-year warranty against manufacturer’s defects. We recognize a liability for estimated warranty expense when revenue for the related product is recognized. The estimated liability for warranty expense is based upon historical experience and our estimates of future expenses.

•

Conditions of Acceptance: Sales of our consumable products and bonding wire generally do not have customer acceptance terms. In certain cases, sales of our equipment products do have customer acceptance clauses which may require the equipment to perform in accordance with customer specifications or when installed at the customer’s facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers’ facilities, the revenue for the equipment will be not be recognized until acceptance, which typically consists of installation and testing, is received from the customer.

•	Price Protection: We do not provide price protection to our customers.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ failure to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are also subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectibility of certain receivables. If economic or political conditions were to change in some of the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable.

Inventory Reserve

We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, we generally record as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted future consumption for equipment, twelve months historical consumption for packaging materials and twenty-four months historical consumption for spare parts. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity, and a review of consumable inventory levels at our customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we record additional reserves for the difference between the carrying value of our inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than our projections, additional inventory reserves may be required. We review and physically dispose of excess and obsolete inventory on a regular basis.

Valuation of Long-lived Assets

Our long-lived assets primarily include property, plant and equipment and goodwill. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), our goodwill is not amortized. The standard also requires that an impairment test be performed to support the carrying value of goodwill at least annually, and whenever events occur that may impact the carrying value of goodwill. The fair value of our goodwill is based upon our estimates of future cash flows and other factors. We manage and value our intangible technology assets in the aggregate, as one asset group, not by individual technology.

In accordance with SFAS 144, our property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. This standard also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount we expect is more likely than not to be realized. While we have considered future taxable income and our ongoing tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2002 and 2003, we established a valuation allowance against our deferred tax assets generated from our U.S. net operating losses. In fiscal 2004, 2005, 2006 and 2007, we reversed the portion of the valuation allowance that was equal to the U.S. federal income tax expense on our U.S. income for that fiscal year or related to our plans to repatriate certain unremitted foreign earnings. Due to the restructuring of our international operations in fiscal 2006 and fiscal 2007 and the significant historic volatility of our Equipment segment, which will be the primary income source for the U.S. in the future, we do not believe it is more likely than not the remaining deferred tax assets will be realized.

Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not succeed. We are currently subject to multiple tax audits; however, we believe it is unlikely the result of any of these audits would result in expense greater than our reserves. An adverse ruling could result in a significant cash outlay.

Equity-based Compensation

Beginning October 1, 2005 we account for equity-based compensation under the provisions of SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections, including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation cost requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our stock option grants under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting For Stock Issued to Employees (“APB 25”), and provided pro forma footnote disclosures as required by SFAS No. 148, Accounting For Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting For Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in the

Notes to our Consolidated Financial Statements for fiscal years prior to 2006 were estimated using a Black-Scholes option valuation model. As a result of the adoption of SFAS 123R, we can recognize a benefit from equity-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. We are required to adopt FIN 48 in first quarter of fiscal 2008. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 in fiscal 2007 did not have any material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB is considering a partial deferral of the effective date of SFAS 157. We are currently evaluating the potential impact of SFAS 157 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment previously required under SFAS No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above are effective for annual fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008.

The adoption of SFAS 158 did not have a material impact on our consolidated results of operations and financial condition in fiscal 2007, and will not have a material impact on our consolidated results of operations and financial condition in fiscal 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the potential impact of SFAS 159 on our consolidated results of operations and financial condition.

The FASB has issued a proposed Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion. If adopted, FSP APB 14-a would require separate accounting for the debt and equity components of the security. Under the proposed FSP APB 14-a, the value assigned to the debt at the time of issuance (the “debt component”) would be its estimated fair value, based on a similar debt issue without the conversion feature. The difference between the debt component and the par value of the debt would be accounted for as an original discount and included in stockholder’s equity as paid-in capital (the “equity component”). The original issue discount would be amortized to interest expense over the life of the debt, with a corresponding accretion of the debt component to its par value. If the proposed FSP APB 14-a is adopted, we would be required to adopt it as of the beginning of fiscal 2009, with retrospective application to financial statements for periods prior to the date of adoption. FSP APB 14-a has not yet been finalized, and the actual requirements under FSP may be modified prior to its final adoption. We cannot predict whether or not the FASB will adopt the proposed FSP APB 14-a, and we cannot predict the adoption of any other changes in generally accepted accounting principals that may affect the accounting for convertible debt securities.

Results of Operations for fiscal 2006 and 2007

The following table reflects bookings and backlog as of September 30, 2006 and September 29, 2007:

	As of
(in thousands)	September 30, 2006	September 29, 2007
Bookings	$660,900	$749,600
Backlog	$56,000	$105,000

Bookings and Backlog A booking is recorded when a customer order is reviewed and it is determined that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. Our backlog consists of customer orders that are scheduled for shipment within the next 12 months. A majority of our orders are subject to cancellation or deferral by the customer with limited or no penalties. Also, customer demand for our products can vary dramatically without prior notice. Because of the volatility of customer demand, possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our bookings and backlog as of any particular date may not be indicative of revenues for any succeeding period. Bookings and backlog amounts prior to November 3, 2006 did not include our die bonder business.

Net Revenue

The following table reflects net revenues by business segment:

	Fiscal
(dollar amounts in thousands)	2006	2007	$ Change	% Change
Equipment	$319,788	$316,718	$(3,070)	-1.0%
Packaging materials	376,523	383,686	7,163	1.9%

Total	$696,311	$700,404	$4,093	0.6%

Net Revenue Included in the net revenue for the Packaging Materials segment is gold metal value. The total amount of gold metal value included in our Packaging Materials revenue in fiscal 2006 was $278.8 million compared to $291.7 million in fiscal 2007. These same amounts are included in the cost of sales.

Our customers are primarily located in or have operations in the Asia/Pacific region. Approximately 93% and 96% of our fiscal 2006 and 2007 net revenues, respectively, were to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenues.

The following table reflects the components of Equipment net revenue change from fiscal 2006 to 2007:

	Fiscal 2006 vs. 2007
(in thousands)	Price	Volume	Change
Equipment	$(22,475)	$19,405	$(3,070)

Equipment The decrease in net revenue was primarily due to our IC ball bonders selling price falling by 8.5%. This decrease is due to customer mix as we sold a higher proportion of machines to our customers who are subcontractors and distributors in fiscal 2007 as compared to fiscal 2006. The increase in volume of $19.4 million was due to our newly acquired IC die bonder business partially offset by lower volume from our specialty wire bonders.

The following table reflects the components of Packaging Materials net revenue variance from fiscal 2006 to 2007:

	Fiscal 2006 vs. 2007
(in thousands)	Price	Volume	Change
Packaging materials	$41,927	$(34,764)	$7,163

Packaging Materials The increase in Packaging Material net revenue is primarily due to a 14.7% increase in the price of gold. For fiscal 2007, gold pass through increased from $278.8 million in fiscal 2006 to $291.7 million in fiscal 2007. The increase in net revenue was partially offset by decreases in the wire business volume due increased focus on higher margin customers and higher market demand for more durable consumables.

Gross Profit

The following table reflects gross profit by business segment:

	Fiscal
(dollar amounts in thousands)	2006	2007	$ Change	% Change
Equipment	$141,315	$128,690	$(12,625)	-8.9%
Packaging materials	55,246	52,244	(3,002)	-5.4%

Total	$196,561	$180,934	$(15,627)	-8.0%

The following table reflects gross profit as a percentage of net revenue by business segment:

	Fiscal
	2006	2007	Basis Point Change
Equipment	44.2%	40.6%	(356)
Packaging materials	14.7%	13.6%	(106)

Total	28.2%	25.8%	(240)

The following table reflects the components of Equipment gross profit variance from fiscal 2006 to 2007:

	Fiscal 2006 vs. 2007
(in thousands)	Price	Cost	Volume	Change
Equipment	$(22,475)	$6,819	$3,031	$(12,625)

Equipment The net decrease in Equipment gross profit was primarily due to an 8.5% decrease in the selling price of IC ball bonders. In addition, we experienced a favorable $6.8 million decrease in cost due to our continuous effort to reduce IC ball bonder expenses, and a favorable $3.0 million net volume increase due to our newly acquired IC die bonder business partially offset by lower volume from our specialty die bonders. Fiscal 2006 gross profit included a one time $3.5 million favorable correction of errors.

The following table reflects the components of Packaging Materials gross profit change from fiscal 2006 to 2007:

	Fiscal 2006 vs. 2007
(in thousands)	Price	Cost	Volume	Change
Packaging materials	$41,927	$(39,002)	$(5,927)	$(3,002)

Packaging Materials The net decrease in Packaging Material gross profit was primarily due to a 5.0% decrease in capillary unit sales and 3.6% decrease in capillary average selling prices. The decrease in volume is due to market acceptance of more durable consumables while the decrease in average selling price can be attributed to the overall industry dynamic of continual price reductions. This impact was partially offset by higher gross margins in the wire business where both pricing and costs improved.

Operating Expenses

The following table reflects operating expenses:

	Fiscal
(dollar amounts in thousands)	2006	2007	$ Change	% Change
Selling, general and administrative	$81,462	$93,803	$12,341	15.1%
Research and development	37,657	50,685	13,028	34.6%
Gain on sale of assets	(4,544)	—	4,544	-100.0%

Total	$114,575	$144,488	$29,913	26.1%

The following table reflects operating expenses as a percentage of net revenue:

	Fiscal
	2006	2007	Change
Selling, general and administrative	11.7%	13.4%	1.7%
Research and development	5.4%	7.2%	1.8%
Gain on sale of assets	-0.7%	0.0%	0.7%

Total	16.5%	20.6%	4.2%

Selling, general and administrative

The increase in selling, general and administrative (“SG&A”) expenses of $12.3 million in fiscal 2007 compared to the previous year was primarily due to the addition of the die bonder business.

Research and development

The increase in research and development expenses of $13.0 million in fiscal 2007 compared to previous year was primarily due to the addition of the die bonder business.

Gain on sale of assets

For fiscal 2006, the $4.5 million net gain on sale of assets represents the gain recognized on the sale of the land and building of our former corporate headquarters location in Willow Grove, Pennsylvania.

Income from Operations

The following table reflects income from continuing operations by business segment:

	Fiscal
(dollar amounts in thousands)	2006	2007	$ Change	% Change
Equipment	$55,870	$20,433	$(35,437)	-63.4%
Packaging materials	21,572	16,013	(5,559)	-25.8%
Gain on sale of assets	4,544	—	(4,544)	-100.0%

Total	$81,986	$36,446	$(45,540)	-55.5%

Equipment

For fiscal 2007, income from operations for our equipment business segment decreased $35.4 million due to the continued investment in the die bonder business as well as this segment absorbing increased allocation of our SG&A expenses that were previously allocated to divested businesses.

Packaging Materials

For fiscal 2007, income from operations for our packaging materials business segment decreased $5.6 million due to our increased investment in engineering of each of the business units as well as this segment absorbing increased allocation of our SG&A expenses that were previously allocated to divested businesses.

Interest Income and Expense

	Fiscal
(dollar amounts in thousands)	2006	2007	$ Change	% Change
Interest income	$3,921	$6,866	$2,945	75.1%
Interest expense	(3,126)	(2,876)	250	-8.0%

Interest income during fiscal 2007 was higher than fiscal 2006 due to higher rates of return on invested cash balances and higher invested cash balances. Interest expense in both fiscal 2006 and 2007 primarily reflects interest on our Convertible Subordinated Notes. The higher interest expense in fiscal 2006 reflected interest expense on the sale-leaseback of our former corporate headquarters.

Gain on Early Extinguishment of Debt

In fiscal 2006, we exchanged a total of 3.6 million shares of our common stock and $26.4 million of cash for $75.0 million (face value) of our 0.5% Convertible Subordinated Notes outstanding, and in accordance with APB No. 26, Early Extinguishment of Debt (“APB 26”), we recorded a gain on early extinguishment of debt of $4.0 million, net of deferred amortization costs written off of $1.3 million. The exchanges included a number of shares that was less than the original number of shares issuable under the conversion terms. In fiscal 2007, we purchased in the open market $53.6 million (face value) of our 0.5% Convertible Subordinated Notes outstanding for net cash of $50.4 million. We recorded a gain of extinguishment of debt of $2.8 million, net of deferred amortization costs written off of $0.4 million.

Provision for Income Taxes

Our provision for income taxes from continuing operations for fiscal 2007 reflects income tax expense of $5.5 million, which primarily consists of $1.3 million for federal alternative minimum taxes, $2.2 million for state income taxes, $3.5 million of income tax expense for additional foreign and domestic income tax exposures, $0.1 for foreign withholding taxes and is offset by $1.6 million for potential repatriation of foreign earnings. Our tax expense in fiscal 2006 reflects income tax expense on income in foreign jurisdictions, foreign income tax exposures, foreign withholding taxes, potential repatriation of foreign earnings, federal alternative minimum taxes and state taxes.

Our effective tax rate of 12.7% for fiscal 2007 is lower than the U.S. statutory rate of 35% primarily due to the reversal of the valuation allowance associated with our domestic deferred tax assets due to current year operating results. The reversal of the valuation allowance is limited to the deferred tax assets utilized in the current fiscal year, as we do not believe sufficient positive evidence exists with respect to our ability to generate sufficient future earnings to utilize these deferred tax assets. We continue to maintain a valuation allowance against our remaining deferred tax assets as we do not believe it is more likely than not that the remaining deferred tax assets will be realized due to the restructuring of international operations in fiscal 2006 and fiscal 2007 and the significant historic volatility of our Equipment segment, which will be the primary source for the U.S. in the future.

Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Loss from Discontinued Operations, net of tax

In fiscal 2006, discontinued operations consisted of our former test interconnect business unit (see the description of the sale of this business in the introduction to this Management’s Discussion Analysis of Financial Condition and Results of Operations).

The Test business was sold in fiscal 2006, but had net revenue of $42.7 million through the date of sale. The loss from the Test business’ operations for fiscal 2006 was $24.9 million, including a loss on disposal of $0.8 million, net of a benefit from income taxes of $1.4 million. Included in the loss from discontinued operations are operating losses of $10.6 million, and accrued severance and facilities costs of approximately $6.4 million and $6.1 million, respectively. The facilities costs of $6.1 million are net of estimated sublease income from the affected facilities. These estimates of sublease income are subject to change, and such changes could result in an increase or decrease to the estimated facilities charges previously recorded. These payments are expected to be paid out through September 2012. The major classes of Test assets and liabilities sold included: $12.3 million in accounts receivable; $9.8 million in inventory; $12.7 million in property, plant and equipment; and $5.2 million in accounts payable.

The following table reflects accrued expenses recorded, and included in continuing operations, in fiscal 2007 for obligations associated with the discontinuation of the Test business:

(in thousands)	Severance and related benefits	Facilities	Total
As of September 30, 2006	$1,538	$5,454	$6,992
Change in estimate included in continuing operations	43	1,570	1,613
Payment of obligations	(1,581)	(1,763)	(3,344)

As of September 29, 2007	$—	$5,261	$5,261

Results of Operations for fiscal 2005 and 2006

The following table reflects bookings and backlog as of September 30, 2005 and 2006:

	As of
(in thousands)	September 30, 2005	September 30, 2006
Bookings	$516,200	$660,900
Backlog	$91,500	$56,000

Bookings and Backlog. A booking is recorded when a customer order is reviewed and it is determined that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. Our bookings and backlog as of any date may not be indicative of net revenues for any succeeding period, since the timing of deliveries may vary and orders generally are subject to delay or cancellation.

Net Revenues

The following table reflects net revenues by business segment:

	Fiscal
(dollar amounts in thousands)	2005	2006	$ Change	% Change
Equipment	$201,608	$319,788	$118,180	58.6%
Packaging materials	273,934	376,523	102,589	37.5%

Total	$475,542	$696,311	$220,769	46.4%

Included in the revenue for the Packaging Materials segment is gold metal value. The total amount of gold metal value included in our Packaging Materials revenue in fiscal 2006 is $278.8 million compared to $183.8 million in fiscal 2005. These same amounts are included in the cost of sales.

Our customers are primarily located in or have operations in the Asia/Pacific region. Approximately 95% and 93% of our fiscal 2005 and 2006 net revenues, respectively, were to customer locations outside of the United States in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenues.

Equipment

For fiscal 2006, net revenue for the equipment segment increased $118.2 million or 58.6% to $319.8 million from $201.6 million in fiscal 2005. The increase in revenue was due to a 75.1% increase in unit sales of our automatic ball bonders, caused by increased industry-wide demand for backend semiconductor equipment. Average selling prices (“ASP”) decreased 1.5% compared to fiscal 2005. Fiscal 2005 included significant volume of a customized product to a customer with a much higher ASP than a traditional ball bonder.

Packaging Materials

For fiscal 2006, net revenue for the packaging materials segment increased $102.6 million or 37.5% to $376.5 million from $273.9 million in fiscal 2005. This increase in net revenue primarily resulted from a $100.5 million increase in wire revenue. Of the $100.5 million increase in wire revenue, $34.9 million was due to increased volumes of wire sold (measured in Kft) and $65.6 million was due to an increase in gold wire ASP primarily caused by an increase in the price of gold. Gold wire selling prices are heavily dependent upon the price of gold and can fluctuate significantly from period to period.

Gross Profit

The following table reflects gross profit by business segment:

	Fiscal
(dollar amounts in thousands)	2005	% Sales	2006	% Sales
Equipment	$86,050	42.7%	$141,315	44.2%
Packaging materials	50,031	18.3%	55,246	14.7%

Total	$136,081	28.6%	$196,561	28.2%

Overall, gross profit for fiscal 2006 increased $60.5 million to $196.6 million from $136.1 million in fiscal 2005. This higher gross profit is primarily due to increased industry-wide demand, particularly for automatic ball bonders sold within our equipment segment.

Equipment

For fiscal 2006, our equipment segment gross profit increased $55.3 million, compared to fiscal 2005, as industry-wide demand for automatic ball bonders increased sharply. Gross margin increased to 44.2% in fiscal 2006 from 42.7% in fiscal 2005. The increase in gross margin was mainly due to a 0.3% reduction in material cost. Approximately $3.5 million of our equipment segment’s fiscal 2006 gross profit included a cumulative adjustment to correct an immaterial error (See Notes 1 and 16 to our Consolidated Financial Statements).

Packaging Materials

For fiscal 2006, our packaging materials segment gross profit increased $5.2 million to $55.2 million from $50.0 million in fiscal 2005. This increase was primarily due to increased sales of gold wire and expendable tools. Our packaging materials gross margin declined to 14.7% from 18.3% for the year ago period. This decline in gross margin was primarily due to a 31.5% increase in the cost of gold during fiscal 2006, compared to the same period a year ago. The 46.6% increase in wire sales also contributed to the decline in gross margins during fiscal 2006, compared to the same period a year ago.

Operating Expenses

The following table reflects operating expenses:

	Fiscal
(dollar amounts in thousands)	2005	% Sales	2006	% Sales
Selling, general and administrative	$69,525	14.6%	$81,462	11.7%
Research and development	28,495	6.0%	37,657	5.4%
Gain on sale of assets	(1,690)	-0.4%	(4,544)	-0.7%

Total operating expenses	$96,330	20.3%	$114,575	16.5%

SG&A expenses of $81.5 million for fiscal 2006 increased $11.9 million compared to the SG&A expenses of $69.5 million in fiscal 2005. This increase was primarily due to an increase in incentive compensation of $9.0 million, and the recording of $3.0 million of stock-based compensation expense associated with the adoption of SFAS 123R in fiscal 2006. Incentive compensation expense is recorded when net income and certain other performance targets are achieved.

Research and development expenses for fiscal 2006 increased $9.2 million to $37.7 million from $28.5 million in fiscal 2005. The increase was primarily due to costs associated with the development of the next generation ball bonder and stock based compensation associated with the adoption of SFAS 123R.

For fiscal 2006, the $4.5 million net gain on sale of assets represents the gain recognized on the sale of the land and building of our former corporate headquarters location in Willow Grove, Pennsylvania. For fiscal 2005, the $1.7 million net gain on sale of assets primarily consists of the gain on the sale of our wedge bonding technology of $1.6 million.

Income from Operations

The following table reflects income from operations by business segment:

	Fiscal
(dollar amounts in thousands)	2005	% Sales	2006	% Sales
Equipment	$20,444	10.1%	$55,870	17.5%
Packaging materials	19,307	7.0%	21,572	5.7%
Gain on sale of assets	—	—	4,544	0.7%

Total	$39,751	8.4%	$81,986	11.8%

For fiscal 2006, we had income from operations of $82.0 million, compared to income from operations of $39.8 million in fiscal 2005. This change was primarily due to a $220.8 million increase in sales caused by increased industry-wide demand for automatic ball bonders.

Equipment

For fiscal 2006, income from operations for our equipment business segment increased $35.4 million due to increased industry-wide demand for our automatic ball bonders.

Packaging Materials

Income from operations for our packaging materials business segment increased $2.3 million primarily due to higher volumes of wire sold and an increase in gold wire average selling price caused by an increase in the price of gold.

Interest Income and Expense

	Fiscal
(dollar amounts in thousands)	2005	2006	$ Change	% Change
Interest income	$2,228	$3,921	$1,693	76%
Interest expense	(3,806)	(3,126)	680	-18%

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

Gain on Early Extinguishment of Debt

In fiscal 2006, we exchanged a total of 3.6 million shares of our common stock and $26.4 million of cash for $75.0 million (face value) of our Convertible Subordinated Notes outstanding. In accordance with APB 26, we recorded a gain on early extinguishment of debt of $4.0 million, net of deferred amortization costs written off of $1.3 million, as the exchanges included a number of shares that was less than the number of shares issuable under the original conversion terms.

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

Loss from Discontinued Operations, net of tax

In fiscal 2005 and 2006, our discontinued operations consisted of our former Test interconnect business unit (see the description of the sale of this business in the introduction to this Management’s Discussion Analysis of Financial Condition and Results of Operations).

The Test business was sold in fiscal 2006, but had net revenue of $42.7 million through the date of sale. This former segment reported net revenue of $85.7 million in fiscal 2005. The loss from the Test business’ operations for fiscal 2006 was $24.9 million, including a loss on disposal of $0.8 million, net of a benefit from income taxes of $1.4 million. Included in the loss from discontinued operations are operating losses of $10.6 million, and accrued severance and facilities costs of approximately $6.4 million and $6.1 million, respectively. The facilities costs of $6.1 million are net of estimated sublease income from the affected facilities. These estimates of sublease income are subject to change, and such changes could result in an increase or decrease to the estimated facilities charges previously recorded. These payments are expected to be paid out through September 2012. The loss from the Test business’ operations for fiscal 2005 was $137.4 million. The major classes of Test assets and liabilities sold included: $12.3 million in accounts receivable; $9.8 million in inventory; $12.7 million in property, plant and equipment; and $5.2 million in accounts payable.

The following table reflects accrued expenses recorded in fiscal 2006 for obligations associated with the discontinuation of the Test business are presented below:

(in thousands)	Severance and related benefits	Facilities	Total
Provisions recorded in fiscal 2006	$6,355	$6,138	$12,493
Payment of obligations	(4,817)	(684)	(5,501)

As of September 30, 2006	$1,538	$5,454	$6,992

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects cash, cash equivalents and short term investments as of September 30, 2006 and September 29, 2007:

	As of
(dollar amounts in thousands)	September 30, 2006	September 29, 2007	$ Change
Cash and cash equivalents	$133,967	$150,571	$16,604
Restricted cash *	1,973	—	(1,973)
Short-term investments	21,343	19,339	(2,004)

Total	$157,283	$169,910	$12,627

Percentage of total assets	39%	33%

*	Used to support letters of credit.

The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2006 and 2007:

	Fiscal
(in thousands)	2006	2007
Cash provided by (used in):
Operating activities	$78,122	$35,107
Investing activities	(16,920)	(29,952)
Financing activities	(19,606)	14,385
Effect of exchange rate changes on cash and cash equivalents	(62)	408

Net cash provided by continuing operations	41,534	19,948

Cash provided by (used in):
Operating activities	(15,002)	(3,344)
Investing activities	27,980	—

Net cash provided by (used in) discontinued operations:	12,978	(3,344)

Changes in cash and cash equivalents	$54,512	$16,604

Fiscal 2006

The net cash provided by operating activities from continuing operations in fiscal 2006 of $78.1 million was primarily attributable to income from continuing operations of $77.0 million plus non-cash expenses/income of $8.2 million that was partially offset by net changes in operating assets and liabilities of $7.1 million. The net outflow of cash from operating assets and liabilities of $7.1 million was primarily due to the paydown of accounts payable partially offset by a reduction in accounts receivable. Including the net cash used in discontinued operations of $15.0 million, net cash provided by operating activities was $63.3 million in fiscal 2006.

The net cash used in investing activities from continuing operations of $16.9 million consists of purchases of short-term investments totaling $36.6 million and capital expenditures of $9.5 million offset in part by the net proceeds from the sale of marketable securities of $29.8 million. Including the net cash provided by discontinued operations of $28.0 million, which represents primarily the proceeds from the sale of the Test business, net cash provided by investing activities was $11.0 million in fiscal 2006.

The net cash used in financing activities of $19.6 million includes $26.6 million of cash used in the early extinguishment of $75.0 million (face value) of our 0.5% Convertible Subordinated Notes that is partially offset by proceeds from the exercise of employee stock options of $7.0 million.

Fiscal 2007

Fiscal 2007 net cash provided by operating activities from continuing operations was primarily attributable to net income of $37.7 million plus non-cash expenses/income of $15.8 million partially offset by net changes in operating assets and liabilities of $16.6 million. The net outflow of cash from operating assets and liabilities of $16.6 million was primarily due to increases in accounts receivable of $43.9 million and inventories of $11.1 million offset by a decrease in accounts payable and accrued expenses of $42.2 million.

Net cash for investing activities of $28.2 million, net of $1.1 million of cash acquired, was used for the purchase of Alphasem. In addition, net cash used in investing activities from continuing operations during fiscal 2007 consisted of purchases of short-term investments totaling $37.3 million and capital expenditures of $5.8 million offset in part by the net proceeds from the sale of marketable securities of $39.3 million.

Net cash provided by financing activities for fiscal 2007 included $106.4 million proceeds from the issuance of $110 million (face value) of our 0.875% Convertible Subordinated Notes due 2012. In addition, fiscal 2007 net cash used in financing activities included $50.4 million for the repurchase of $54.0 million (face value) of our 0.5% Convertible Subordinated Notes and $46.1 million for the repurchase of our common stock.

Net cash used in discontinued operations for fiscal 2007 represents severance and facility payments related to our former Test business.

Fiscal 2008 Outlook

During the next twelve months, we expect to generate cash from operations through our net income and reduction in our working capital. We expect our fiscal 2008 capital expenditure needs to be approximately $10.0 million to $14.0 million, and will be primarily used for the implementation of a new worldwide software system and for our operations infrastructure at our Asia/Pacific locations. We will continue to use our excess cash to purchase our Convertible Subordinated Notes prior to maturity, purchase shares of our common stock in open market transactions, and/or fund our future growth opportunities.

To manage working capital associated with projected gold purchases for our Packaging Materials segment, we may enter into gold forward contracts in the future.

Convertible Subordinated Notes

The following table reflects debt, consisting of Convertible Subordinated Notes, as of September 30, 2006 and September 29, 2007:

				(in thousands)
	Payment Dates of each year	Conversion Price	Maturity Date	As of
Rate				September 30, 2006	September 29, 2007
0.500%	May 30 and November 30	$20.33	November 30, 2008	$130,000	$76,412
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	65,000
0.875%	June 1 and December 1	$14.36	June 1, 2012	—	110,000

			Total	$195,000	$251,412

0.5% Convertible Subordinated Notes

During fiscal 2004, we issued $205.0 million aggregate principal amount of 0.5% Convertible Subordinated Notes which are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our other Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities.

During 2006, we purchased $75.0 million (face value) of the outstanding 0.5% Convertible Subordinated Notes for consideration consisting of 3.6 million shares of common stock with an aggregate fair value of $42.7 million and $26.7 million in cash. In accordance with APB 26, we recorded a net gain of $4.0 million, net of deferred financing cost of $1.3 million.

During fiscal 2007, we purchased in the open market $53.6 million (face value) of the outstanding notes for net cash of $50.4 million. In accordance with APB 26, we recognized a net gain of $2.8 million, net of deferred financing costs of $0.4 million.

1.0% Convertible Subordinated Notes

During 2004, we issued $65.0 million aggregate principal amount of 1.0% Convertible Subordinated Notes. The conversion rights of the notes may be terminated if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with our other Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing our securities.

0.875% Convertible Subordinated Notes

On June 6, 2007, we issued $110 million aggregate principal amount of 0.875% Convertible Subordinated Notes due 2012, including exercise of the initial purchaser’s over-allotment option for $10 million aggregate principal amount. Net proceeds from the issuance were $106.4 million. The 0.875% Convertible Subordinated Notes were issued pursuant to an indenture dated as of June 6, 2007, between the Company and The Bank of New York, as trustee. The 0.875% Convertible Subordinated Notes are unsecured subordinated obligations of the Company. Debt issuance costs of $3.6 million were incurred in connection with the issuance of the 0.875% Convertible Subordinated Notes and will be amortized to expense over 60 months.

Holders of the 0.875% Convertible Subordinated Notes may convert their notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $14.355 per share) only under the following circumstances: (1) during specified periods, if the price of the Company’s common stock exceeds specified thresholds; (2) during specified periods, if the trading price of the 0.875% Convertible Subordinated Notes is below a specified threshold; (3) at any time on or after May 1, 2012 or (4) upon the occurrence of certain corporate transactions. The initial conversion rate will be adjusted for certain events. We presently intend to satisfy any conversion of the 0.875% Convertible Subordinated Notes with cash up to the principal amount of the 0.875% Convertible Subordinated Notes and, with respect to any excess conversion value, with shares of our common stock. We have the option to elect to satisfy the conversion obligations in cash, common stock or a combination thereof.

The 0.875% Convertible Subordinated Notes will not be redeemable at the Company’s option. Holders of the 0.875% Convertible Subordinated Notes will not have the right to require us to repurchase their 0.875% Convertible Subordinated Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The 0.875% Convertible Subordinated Notes may be accelerated upon an event of default as described in the Indenture and will be accelerated upon bankruptcy, insolvency, appointment of a receiver and similar events with respect to the Company.

In connection with the issuance of the 0.875% Convertible Subordinated Notes, on June 6, 2007, we entered into a registration rights agreement with Banc of America Securities LLC, as the initial purchaser (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we filed a shelf registration statement with the Securities and Exchange Commission covering resale of the 0.875% Convertible Subordinated Notes and the shares of our common stock issuable upon conversion of the 0.875% Convertible Subordinated Notes within 120 days after issuance of the 0.875% Convertible Subordinated Notes. The shelf registration statement became effective on September 10, 2007.

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 29, 2007 are appropriately not included in the Consolidated Balance Sheet and Statements of Operations included in this Form 10-K; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of September 29, 2007:

		Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations:
Long-term debt	$251,412	$—	$141,412	$110,000	$—

Total Obligations and Commitments reflected on the Consolidated Financial Statements	$251,412	$—	$141,412	$110,000	$—

Contractual Obligations:
Interest expense related to long term debt	7,325	1,984	3,416	1,925	—
Operating lease obligations *	33,453	5,901	7,917	6,523	13,112
Inventory Purchase obligations	67,431	67,431	—	—	—
Commercial Commitments:
Gold supply agreement	17,758	17,758	—	—	—
Standby Letters of Credit	1,030	1,030	—	—	—

Total Obligations and Commitments not reflected on the Consolidated Financial Statements	$126,997	$94,104	$11,333	$8,448	$13,112

*	Does not include lease extension options, if applicable.

The following table reflects long-term debt as of September 29, 2007:

Type	Maturity Date	Par Value (in thousands)	Fair Value as of September 29, 2007 (quoted market price, in thousands)	Standard & Poor’s rating
0.5% Convertible Subordinated Notes	November 30, 2008	$76,412	$72,018	B-
1.0% Convertible Subordinated Notes	June 30, 2010	$65,000	$59,475	B-
0.875% Convertible Subordinated Notes	June 1, 2012	$110,000	$97,350	Not rated

		$251,412	$228,843

In addition to the obligations identified in the above table, the following long-term liabilities are recorded in our Consolidated Balance Sheet as of September 29, 2007: obligation to our Switzerland pension plan of $3.5 million, post employment foreign severance obligations of $3.0 million; and operating lease retirement obligations of $1.7 million. Exclusive of the pension plan which is discussed below, timing of the ultimate payment of these obligations was uncertain as of September 29, 2007.

Benefits under our U.S. non-contributory defined benefit pension plan were frozen as of December 31, 1995. During fiscal 2007, we sought the necessary government approvals to transfer the plan’s assets and obligations to an insurance carrier, and we made a $1.9 million cash contribution to fully fund the plan. We expect the plan termination to be completed in fiscal 2008. Participant benefits will not be adversely impacted by the termination of this plan. When the termination is completed, we expect to recognize a one-time non-cash pre-tax expense of approximately $9.3 million associated with recognizing unamortized net losses.

Our operating lease obligations as of September 29, 2007 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration (not including lease extension options, if applicable). Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The gold supply financing guarantee includes gold inventory purchases we are obligated to pay for upon shipment of fabricated gold to our customers. In lieu of security deposits, we support this guarantee with letters of credit from an uncommitted credit facility.

We also provide standby letters of credit which represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. However, our liquidity is affected by many factors, some based on normal operations of the business and others related to industry uncertainties, global economic conditions, and volatility in the commodity markets. The liquidity required to support the working capital needs of our wire business is directly affected by the price of gold.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of September 29, 2007, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $19.3 million (see Note 6 of the Company’s Consolidated Financial Statements). If market interest rates were to increase immediately and uniformly by 10% from levels as of September 29, 2007, the fair market value of the portfolio would decline by less than $100,000.

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar, and our operations in China, Japan and Switzerland have translation exposures from the U.S. dollar to their respective functional currencies. Based on our overall currency rate exposure as of September 29, 2007, we do not believe that a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar would have a material impact on our financial position, results of operations or cash flows. Our board has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc., and its subsidiaries (the “Company”) at September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” during the year ended September 30, 2006.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, Management has excluded Alphasem from its assessment of internal control over financial reporting as of September 29, 2007, because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Alphasem from our audit of internal control over financial reporting. Alphasem is a wholly-owned subsidiary whose total assets and total revenues represent 9.4% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 29, 2007.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

December 10, 2007

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of
	September 30, 2006	September 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$133,967	$150,571
Restricted cash	1,973	—
Short-term investments	21,343	19,339
Accounts and notes receivable, net of allowance for doubtful accounts of $3,068 and $1,713, respectively	120,651	177,512
Inventories, net	47,866	68,955
Prepaid expenses and other current assets	10,446	14,201
Deferred income taxes	3,990	3,631
Current assets of discontinued operations	3,832	—

TOTAL CURRENT ASSETS	344,068	434,209
Property, plant and equipment, net	28,487	37,953
Goodwill	29,684	33,212
Intangible assets	—	500
Other assets	3,262	6,726

TOTAL ASSETS	$405,501	$512,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,881	$82,615
Accrued expenses	32,970	37,170
Income taxes payable	19,239	22,665

TOTAL CURRENT LIABILITIES	95,090	142,450
Long term debt	195,000	251,412
Other liabilities	10,640	12,335
Deferred income taxes	25,465	23,148

TOTAL LIABILITIES	326,195	429,345

Commitments and contingent liabilities (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock; without par value:
Authorized - 5,000 shares; issued - none	—	—
Common stock, no par value:
Authorized 200,000 shares; issued 57,208 and 58,128, respectively;
Outstanding 57,208 and 53,218 shares, respectively	277,194	288,714
Treasury stock, at cost, 4,910 shares	—	(46,118)
Accumulated deficit	(191,824)	(154,094)
Accumulated other comprehensive loss	(6,064)	(5,247)

TOTAL SHAREHOLDERS’ EQUITY	79,306	83,255

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$405,501	$512,600

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal
	2005	2006	2007
Net revenue	$475,542	$696,311	$700,404
Cost of sales	339,461	499,750	519,470

Gross profit	136,081	196,561	180,934

Selling, general and administrative	69,525	81,462	93,803
Research and development	28,495	37,657	50,685
Gain on sale of assets	(1,690)	(4,544)	—

Operating expenses	96,330	114,575	144,488
Income from operations	39,751	81,986	36,446
Interest income	2,228	3,921	6,866
Interest expense	(3,806)	(3,126)	(2,876)
Gain on extinguishment of debt	—	4,040	2,802

Income from continuing operations before income taxes	38,173	86,821	43,238
Provision for income taxes from continuing operations	4,836	9,789	5,508

Income from continuing operations	33,337	77,032	37,730
Loss from discontinued operations, net of tax	(137,419)	(24,862)	—

Net income (loss)	$(104,082)	$52,170	37,730

Income per share from continuing operations:
Basic	$0.65	$1.40	$0.67
Diluted	$0.52	$1.14	$0.57
Loss per share from discontinued operations:
Basic	$(2.67)	$(0.45)	$—
Diluted	$(2.03)	$(0.36)	$—
Net income (loss) per share:
Basic	$(2.02)	$0.95	$0.67
Diluted	$(1.51)	$0.78	$0.57
Weighted average shares outstanding:
Basic	51,619	55,089	56,221
Diluted	67,662	68,881	68,274

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(104,082)	$52,170	$37,730
Less: Loss from discontinued operations	(137,419)	(24,862)	—

Income from continuing operations	33,337	77,032	37,730
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	12,963	9,523	10,911
Equity-based compensation and non-cash employee benefits	2,847	6,264	6,993
Gain on early extinguishment of debt	—	(4,040)	(2,802)
Gain on sale of assets	(1,690)	(4,544)	—
Provision for doubtful accounts	601	(656)	477
Provision for inventory valuations	2,699	1,034	2,262
Deferred taxes	(3,905)	560	(1,993)
Contribution to U.S. defined benefit pension plan	—	—	(1,901)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts receivable	(36,105)	8,549	(43,872)
Inventory	(1,381)	(2,794)	(11,125)
Prepaid expenses and other assets	(683)	819	(3,902)
Accounts payable and accrued expenses	7,084	(18,260)	42,179
Income taxes payable	5,034	2,045	3,426
Other, net	(216)	2,590	(3,276)

Net cash provided by continuing operations	20,585	78,122	35,107
Net cash used in discontinued operations	(23,271)	(15,002)	(3,344)

Net cash provided by (used in) operating activities	(2,686)	63,120	31,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Alphasem, net of $1,111 cash acquired	—	—	(28,155)
Proceeds from sales of investments classified as available for sale	55,615	29,775	39,308
Purchase of investments classified as available for sale	(37,907)	(36,607)	(37,315)
Purchases of property, plant and equipment	(7,788)	(9,496)	(5,763)
Proceeds from sale of assets	1,690	—	—
Changes in restricted cash, net	1,876	(592)	1,973

Net cash provided by (used in) continuing operations	13,486	(16,920)	(29,952)
Net cash provided by (used in) discontinued operations	(3,220)	27,980	—

Net cash provided by (used in) investing activities	10,266	11,060	(29,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt offering	—	—	106,409
Proceeds from exercise of common stock options	1,097	7,028	4,527
Payments on borrowings, including capitalized leases	—	(26,634)	(50,433)
Purchase of treasury stock	—	—	(46,118)
Borrowings associated with direct financing arrangement	10,622	—	—

Net cash provided by (used in) continuing operations	11,719	(19,606)	14,385
Net cash used in discontinued operations	—	—	—

Net cash provided by (used in) financing activities	11,719	(19,606)	14,385
Effect of exchange rate changes on cash and cash equivalents	(177)	(62)	408

Changes in cash and cash equivalents	19,122	54,512	16,604
Cash and cash equivalents at beginning of period	60,333	79,455	133,967

Cash and cash equivalents at end of period	$79,455	$133,967	$150,571

CASH PAID DURING THE PERIOD FOR:
Interest	$1,707	$1,538	$1,363
Income taxes	$5,824	$5,016	$3,554

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity (Deficit)

	Shares	Amount
Balances as of September 30, 2004	51,162	$213,847		$(139,912)	$(6,915)	$67,020
Employer contribution to the Company’s 401(k) plan (1)	281	1,958				1,958
Employer contribution to Company’s pension plan	215	1,524				1,524
Exercise of stock options	323	1,097				1,097
Components of comprehensive loss:
Net loss (1)				(104,082)		(104,082)
Translation adjustment					590	590
Unrealized loss on investments, net					36	36
Minimum pension liability (net of taxes of $215)					109	109

Total comprehensive loss						(103,347)

Balances as of September 30, 2005	51,981	$218,426	$—	$(243,994)	$(6,180)	$(31,748)
Employer contribution to the Company’s 401(k) plan (1)	215	1,898				1,898
Employer contribution to Company’s pension plan	200	1,804				1,804
Exercise of stock options	1,212	7,028				7,028
Equity based compensation expense		5,362				5,362
Debt repurchase	3,600	42,676				42,676
Components of comprehensive income
Net income (1)				52,170		52,170
Translation adjustment					320	320
Unrealized loss on investments, net					5	5
Minimum pension liability (no tax impact)					(209)	(209)

Total comprehensive income						52,286

Balances as of September 30, 2006	57,208	$277,194	$—	$(191,824)	$(6,064)	$79,306
Employer contribution to the Company’s 401(k) plan	126	1,143				1,143
Issuance of stock for services rendered	37	360				360
Exercise of stock options	757	4,428				4,428
Tax benefit from exercise of stock options		99				99
Equity-based compensation expense		5,490				5,490
Purchase of treasury stock	(4,910)		(46,118)			(46,118)
Impact of U.S. pension plan contribution					5,902	5.902
Impact of SFAS 158 adoption					(5,902)	(5,902)
Components of comprehensive income
Net income				37,730		37,730
Translation adjustment					259	259
Unrealized loss on investments, net					4	4
Minimum pension liability (no tax impact)					554	554

Total comprehensive income						38,547

Balances as of September 29, 2007	53,218	$288,714	$(46,118)	$(154,094)	$(5,247)	$83,255

(1)	Includes continuing and discontinued operations.

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

During the quarter ended April 1, 2006, the Company sold its Test business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the financial results of the Test business, including certain balance sheet amounts relating to this business, have been classified as discontinued operations in the consolidated financial statements for all periods presented (see Note 2).

Fiscal Year

The fiscal year end for fiscal 2005, 2006 and 2007 was September 30, 2005, September 30, 2006 and September 29, 2007, respectively.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill, valuation allowances for deferred tax assets, deferred tax liabilities for undistributed earnings of certain foreign subsidiaries, tax contingencies, pension benefit liabilities, warranty expense and liabilities, share-based payments and litigation. Actual results could differ from those estimated.

Vulnerability to Certain Concentrations

Financial instruments, which may subject the Company to concentrations of credit risk as of September 30, 2006 and September 29, 2007 consisted primarily of investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, packaging materials and test interconnect products (recorded in discontinued operations) to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Write-offs of uncollectible accounts have historically not been significant.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its customer’s failure to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also is subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectibility of certain receivables. If economic or political conditions were to change in the countries where the Company does business, it could have a significant impact on the results of its operations, and its ability to realize the full value of its accounts receivable.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value, except for certain gold inventories on hand that are stated at market value which approximates actual cost (along with a corresponding liability) in accordance with the terms of the Company’s gold supply financing agreement. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, we generally record as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted future consumption for equipment, twelve months historical consumption for packaging materials and twenty-four months historical consumption for spare parts. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves for the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than its projections, additional inventory reserves may be required.

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

Long-Lived Assets

The Company’s long-lived assets primarily include property, plant and equipment and goodwill. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s goodwill is not amortized. The standard also requires that an impairment test be performed to support the carrying value of goodwill at least annually, and whenever events occur that may impact the carrying value of goodwill. The fair value of the Company’s goodwill is based upon our estimates of future cash flows and other factors. The Company manages and values its intangible technology assets in the aggregate, as one asset group, not by individual technology.

In accordance with SFAS 144, the Company’s property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. This standard also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars, however, the functional currency of some of the Company’s subsidiaries is their local currency. For the Company’s subsidiaries that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52, Foreign Currency Translation. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction losses were $0.1 million, $0.6 million, and $0.1 million, for fiscal 2005, 2006 and 2007, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and it has completed its equipment installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, revenue is recognized based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (the Company’s factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs are included in cost of sales.

Research and Development

The Company charges all research and development costs associated with the development of new products to expense when incurred.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). No provision is made for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries which are indefinitely reinvested in foreign operations. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is required in determining the Company’s annual tax rate and in evaluating tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it is believed that certain positions are subject to challenge and the Company may not succeed. The Company is currently subject to multiple tax audits and believes it is unlikely the result of any of these audits would result in expense greater than current reserves. An adverse ruling could result in a significant cash outlay.

Environmental Expenditures

Future environmental remediation expenditures are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted.

Earnings per Share

Earnings per share are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share include only the weighted average number of common shares outstanding during the period. Diluted earnings per share include the weighted average number of common shares and the dilutive effect of stock options, performance stock and share unit awards and subordinated convertible notes outstanding during the period, when such instruments are dilutive.

Accounting for Leases

In accordance with SFAS No. 98, Accounting for Leases (“SFAS 98”), the Company accounts for a sale-leaseback transaction involving real estate as a sale-leaseback transaction if the transaction includes the following:

•	a normal leaseback, as described in SFAS 98;

•	payment terms and provisions that adequately demonstrate the buyer-lessor’s initial and continuing investment in the property; and

•	payment terms and provisions that transfer all of the other risks and rewards of ownership as demonstrated by the absence of any other continuing involvement by the seller-lessee.

For all other lease transactions, the Company accounts for the sale by the deposit method or as a direct financing arrangement in accordance with SFAS 98.

Extinguishment of Debt

In accordance with APB No.26, Early Extinguishment of Debt (“APB 26”), gains and losses from the extinguishment of debt are included in income (loss) from operations unless the extinguishment is both unusual in nature and infrequent in occurrence, in which case the gain or loss would be presented as an extraordinary item.

Equity-Based Compensation

Beginning October 1, 2005, the Company accounts for equity based compensation under the provisions of SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of SFAS 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for its stock option grants under the provisions of APB Opinion No. 25, Accounting For Stock Issued to Employees (“APB 25”), and provided pro forma footnote disclosures as required by SFAS No. 148, Accounting For Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), which amends SFAS No. 123, Accounting For Stock-Based Compensation. Pro forma net income and pro forma net income per share disclosed in Note 9 below were estimated using a Black-Scholes option valuation model. As a result of the adoption of SFAS 123R, the Company can recognize a benefit from equity-based compensation in paid-in-capital since an incremental tax benefit is realized after all other tax attributes currently available have been utilized.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company is required to adopt FIN 48 in its first quarter of fiscal 2008. The Company does not expect the adoption of FIN 48 in fiscal 2008 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 in fiscal 2007 did not have any material impact on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB is considering a partial deferral of the effective date of SFAS 157. The Company is currently evaluating the potential impact of SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment previously required under SFAS No. 87, Employers Accounting for Pensions (“SFAS 87”). The requirements listed under (i) and (iii) above are effective for annual fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated results of operations and financial condition in fiscal 2007, and will not have a material impact on the Company’s consolidated results of operations and financial condition in fiscal 2008 (see Note 10).

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial condition.

The FASB has issued a proposed Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion. If adopted, FSP APB 14-a would require separate accounting for the debt and equity components of the security. Under the proposed FSP APB 14-a, the value assigned to the debt at the time of issuance (the “debt component”) would be its estimated fair value, based on a similar debt issue without the conversion feature. The difference between the debt component and the par value of the debt would be accounted for as an original discount and included in stockholder’s equity as paid-in capital (the “equity component”). The original issue discount would be amortized to interest expense over the life of the debt, with a corresponding accretion of the debt component to its par value. If the proposed FSP APB 14-a is adopted, we would be required to adopt it as of the beginning of fiscal 2009, with retrospective application to financial statements for periods prior to the date of adoption. FSP APB 14-a has not yet been finalized, and the actual requirements under FSP may be modified prior to its final adoption. The Company cannot predict whether or not the FASB will adopt the proposed FSP APB 14-a, and cannot predict the adoption of any other changes in generally accepted accounting principals that may affect the accounting for convertible debt securities.

NOTE 2: DISCONTINUED OPERATIONS

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

During fiscal 2006, the Company recorded a loss of $0.8 million on the disposal of its Test business.

As part of the terms of each sale noted above, the associated China-based assets were not transferred to the buyers on the above referenced closing dates, as neither buyer had a legal entity in China that could accept the transfer of the China-based assets as of the closing date. The China-based assets associated with the sale to SV Probe were transferred to SV Probe in September 2006 and the China-based assets associated with the sale to Antares conTech were transferred to Antares conTech in December 2006, without additional consideration. In addition, the Company provided manufacturing and other transition services (invoiced at cost) to SV Probe through September 1, 2006 and provided these services to Antares conTech through November 2006.

In accordance with SFAS 144, the financial results of the Test business have been presented as discontinued operations in the condensed consolidated financial statements for all periods presented.

As of September 30, 2006, inventory and property, plant and equipment for the Company’s discontinued operations were $2.1 million and $1.7 million, respectively. The Company had no discontinued operations assets or liabilities as of September 29, 2007.

The Company did not incur a gain or loss from discontinued operations during fiscal 2007. The following table reflects operating results of the discontinued operations for fiscal 2005 and 2006:

	Fiscal
(in thousands)	2005	2006
Net revenue	$85,732	$42,698

Loss from discontinued operations before taxes	(138,298)	(29,925)
Tax benefit	(879)	(5,063)

Loss from discontinued operations, net of tax	$(137,419)	$(24,862)

Due to the existence of assets impairment triggers, during the third quarter of fiscal 2005 the Company performed interim impairment tests on the Test business goodwill and other long-lived tangible and intangible assets. These triggers included the identification of difficulties in the development of new products, challenges in the introduction of these products, and greater than expected losses incurred by the segment. Based on this impairment analysis, a goodwill impairment charge totaling $51.8 million was recorded to fully write off the Test business goodwill. The fair value of the reporting unit goodwill was determined by discounting the projected future cash flows from this reporting unit (the fair value of the reporting unit) and then performing an allocation of this fair value to the fair value of the tangible and identifiable intangible assets of the reporting unit, with the residual representing the implied fair value of the goodwill.

The Company also tested the identifiable intangible assets (other than goodwill) of the segment for impairment during fiscal 2005 by comparing the carrying value of the identifiable intangible assets to the sum of the undiscounted cash flows expected to result from the segment, in accordance with SFAS 144. Based on these analyses, the Company determined the carrying value of the identifiable intangible assets was not recoverable. As such, impairment charges totaling $48.8 million were recorded during fiscal 2005 to completely write off the customer account and complete technology assets of the segment. The fair value of the identifiable other intangible assets was calculated using the present value of estimated future cash flows of the segment.

The following table reflects changes in the carrying value of goodwill and intangible assets, associated with the Company’s Test business and included in discontinued operations:

(in thousands)	Customer Accounts	Complete Technology	Total Intangible Assets
Balance as of September 30, 2005	$25,339	$28,706	$54,045
Additions	—	1,000	1,000
Impairment charge	(22,530)	(26,290)	(48,820)
Amortization	(2,809)	(3,416)	(6,225)

Balance as of September 30, 2006	$—	$—	$—

The $1.0 million addition in the segment’s Complete Technology intangible assets during fiscal 2005 was for a technology license to be used in the development of new products. The aggregate amortization expense related to these intangible assets for fiscal 2005 was $6.2 million.

The following table reflects accrued expenses recorded in fiscal 2006 and 2007 for obligations associated with the discontinuation of the Test business:

(in thousands)	Severance and related benefits	Facilities	Total
Provisions recorded included in discontinuing operations	$6,355	$6,138	$12,493
Payment of obligations	(4,817)	(684)	(5,501)

Balance as of September 30, 2006 *	1,538	5,454	6,992
Change in estimate included in continuing operations	43	1,570	1,613
Payment of obligations	(1,581)	(1,763)	(3,344)

Balance as of September 29, 2007 *	$—	$5,261	$5,261

*	Included in continuing operations.

Facility estimates are subject to change, and such changes could result in an increase or decrease to the estimated facilities charges previously recorded. Payments of facility obligations are expected to be paid out through September 2012.

NOTE 3 – PURCHASE OF ALPHASEM

On November 3, 2006, the Company completed the acquisition of Alphasem, a leading supplier of die bonder equipment, from Dover Technologies International, Inc. (“Dover”), a subsidiary of Dover Corporation. The consideration for the acquisition was approximately $29.3 million in cash including capitalized acquisition costs and after working capital adjustment. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company has accounted for the acquisition under the purchase method of accounting. Accordingly, the results of operations of Alphasem, since the acquisition date, have been included in the Company’s interim Consolidated Statements of Operations. Alphasem is included in the Company’s Equipment segment.

As of the date of acquisition, the fair value of assets and liabilities acquired, which excludes goodwill, was approximately $24.6 million, excluding cash acquired of $1.1 million, consisting of $15.0 million of net working capital, $12.9 million of plant, property & equipment, intangible assets and other assets, and $3.3 million of other liabilities. The Company engaged an independent third party appraiser to assist management with determining the fair market values for acquired land, buildings and other intangible assets of Alphasem. Pro forma information has not been disclosed as the impact of this acquisition was not material. Included in other accounts receivable on the Consolidated Balance Sheet as of September 29, 2007 is $4.4 million owed by Dover to the Company for working capital adjustments related to the Company’s acquisition of the die bonder business (see Note 7). The allocation of the purchase price for this acquisition is final with the exception of inventory amounts guaranteed under the purchase agreement. Any adjustments to the inventory guarantee estimates could be material to the value of goodwill. Purchase accounting will be completed during the first quarter of fiscal 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed, after purchase accounting adjustments, as of the acquisition date:

(in thousands)	As of November 3, 2006
Cash and cash equivalents	$1,111
Accounts and notes receivable *	12,537
Inventories	11,353
Other current assets	1,253
Plant, property & equipment	11,793
Intangible assets (see Note 4)	660
Deferred tax asset - non-current	509

Total assets acquired	39,216

Current liabilities	(10,146)
Other liabilities	(3,332)

Total liabilities assumed	(13,478)

Net assets acquired	25,738
Cost of Alphasem including cash acquired	29,266

Goodwill (see Note 4)	$3,528

*	Includes $4.4 million owed by Dover as of November 3, 2006.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful life. The Company performs an annual impairment test of its goodwill and indefinite-lived intangible assets at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2007 and no impairment charge was required. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. No triggering events occurred during fiscal 2007 that would have the effect of reducing the fair value of goodwill below its carrying value. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

The following table reflects goodwill as of September 30, 2006 and September 29, 2007:

	As of
(in thousands)	September 30, 2006	September 29, 2007
Packaging Materials segment	$29,684	$29,684
Equipment segment *	—	3,528

Total	$29,684	$33,212

*	See Note 3 regarding goodwill.

The following table reflects the intangible asset balance as of September 29, 2007:

As of
(in thousands)	September 29, 2007
Trademarks and technology licenses (see Note 3)	$660
Accumulated amortization	(160)

Net	$500

During fiscal 2007, the Company recorded $0.2 million of amortization expense related to its intangible assets.

The following table reflects future amortization expense relating to intangible assets for the next three fiscal years:

Fiscal Year	(in thousands)
2008	$175
2009	175
2010	150

NOTE 5: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of Accumulated Other Comprehensive Loss, reflected in the Consolidated Balance Sheets, as of September 30, 2006 and September 29, 2007:

	As of
(in thousands)	September 30, 2006	September 29, 2007
Gain from foreign currency translation adjustments	$394	$653
Unrealized gain (loss) on investments, net of taxes	(2)	2
Minimum pension liability, net of tax	(6,456)	—
Unrecognized actuarial net loss	—	(5,902)

Accumulated other comprehensive loss	$(6,064)	$(5,247)

NOTE 6: INVESTMENTS

As of September 30, 2006 and September 29, 2007, all short-term investments were classified as available-for-sale. The following table reflects investments, excluding cash equivalents, as of September 30, 2006 and September 29, 2007:

	(in thousands)
Available-for-sale:	Fair Value	Unrealized Gains	Unrealized Losses	Cost Basis
As of September 30, 2006:
Government and Corporate debt securities with original maturities of less than one year	$21,343	$1	$(3)	$21,345

Total short-term investments classified as available for sale	$21,343	$1	$(3)	$21,345

As of September 29, 2007:
Government and Corporate debt securities with original maturities of less than one year	$19,339	$4	$(2)	$19,337

Total short-term investments classified as available for sale	$19,339	$4	$(2)	$19,337

In fiscal 2006, the Company purchased $36.6 million of securities it classified as available-for-sale and sold $29.8 million of available-for-sale securities. In fiscal 2007, the Company purchased $37.3 million of securities it classified as available-for-sale and sold $39.3 million of available-for-sale securities. The Company had restricted cash of $2.0 million as of September 30, 2006, which was used to support letters of credit. No restricted cash was required as of September 29, 2007.

NOTE 7: BALANCE SHEET COMPONENTS

Inventories

The following table reflects inventories as of September 30, 2006 and September 29, 2007:

	As of
(in thousands)	September 30, 2006	September 29, 2007
Raw materials and supplies	$35,951	$48,136
Work in process	8,476	13,667
Finished goods	11,025	15,580

	55,452	77,383
Inventory reserves	(7,586)	(8,428)

Total	$47,866	$68,955

Accounts and notes receivable, net

The following table reflects accounts receivable, net as of September 30, 2006 and September 29, 2007:

	As of
(in thousands)	September 30, 2006	September 29, 2007
Customer accounts receivable	$123,626	$174,617
Other accounts receivable	93	4,608

	123,719	179,225
Allowance for doubtful accounts	(3,068)	(1,713)

Net	$120,651	$177,512

Included in other accounts receivable as of September 29, 2007 is $4.4 million owed by Dover to the Company related to the Company’s acquisition of the die bonder business (see Note 3). Allowance for doubtful accounts decreased from fiscal 2006 to fiscal 2007 primarily due to write offs of uncollectible accounts.

Property, plant and equipment, net

The following table reflects property, plant and equipment (“PP&E”) as of September 30, 2006 and September 29, 2007:

	As of
(in thousands)	September 30, 2006	September 29, 2007
Land	$117	$2,385
Buildings and building improvements	5,120	13,711
Machinery and equipment	109,494	71,377
Leasehold improvements	12,855	11,009

	127,586	98,482
Accumulated depreciation	(99,099)	(60,529)

Net	$28,487	$37,953

During fiscal 2005, 2006 and 2007, the Company recorded $17.4 million, $8.2 million, and $9.5 million, respectively, of depreciation expense related to its PP&E. During fiscal 2007, fully depreciated PP&E which was no longer in use was written off resulting in an approximately $42.0 million decrease in gross PP&E and the related accumulated depreciation. In addition during fiscal 2007, gross PP&E increased $11.8 million due to the acquisition of the die bonder business (see Note 3).

Accrued expenses

The following table reflects accrued expenses as of September 30, 2006 and September 29, 2007:

	As of
(in thousands)	September 30, 2006	September 29, 2007
Wages and benefits	$14,077	$14,574
In-transit inventory from vendors	2,019	3,197
Inventory purchase commitment accruals	—	3,156
Customer advances	1,776	2,213
Warranty	712	1,975
Contractual commitments on closed facilities	2,466	1,722
Professional fees and services	878	1,412
Severance	4,613	1,377
Other	6,429	7,544

Total	$32,970	$37,170

NOTE 8: DEBT OBLIGATIONS

The following table reflects long-term debt as of September 30, 2006 and September 29, 2007:

				(in thousands)
	Fiscal Year of Maturity	Conversion Price	Rate	As of
Type				September 30, 2006	September 29, 2007
Convertible Subordinated Notes	2009	$20.33	0.500%	$130,000	$76,412
Convertible Subordinated Notes	2010	$12.84	1.000%	65,000	65,000
Convertible Subordinated Notes	2012	$14.36	0.875%	—	110,000

			Total	$195,000	$251,412

During fiscal 2005, 2006 and 2007, the Company recorded $1.5 million, $1.3 million, and $1.2 million, respectively, of amortization expense related to issue costs from its Convertible Subordinated Notes.

0.5% Convertible Subordinated Notes

During fiscal 2004, the Company issued $205.0 million aggregate principal amount of 0.5% Convertible Subordinated Notes in a private placement to qualified institutional investors. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s other Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing the securities.

During 2006, the Company purchased $75.0 million (face value) of the outstanding 0.5% Convertible Subordinated Notes for consideration consisting of 3.6 million shares of common stock with an aggregate fair value of $42.7 million and $26.7 million in cash. The Company recorded a net gain of $4.0 million, net of deferred financing cost of $1.3 million. During fiscal 2007, the Company purchased in the open market $53.6 million (face value) of the outstanding notes for net cash of $50.4 million and recognized a net gain of $2.8 million, net of deferred financing costs of $0.4 million.

1.0% Convertible Subordinated Notes

During 2004, the Company issued $65.0 million aggregate principal amount of 1.0% Convertible Subordinated Notes in a private placement to qualified institutional investors. No principal payments are required until maturity. The conversion rights of these notes may be terminated on or after June 30, 2006 if the closing price of the Company’s common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The notes are general obligations of the Company and are subordinated to all senior debt. The notes rank equally with the Company’s other Convertible Subordinated Notes. There are no financial covenants associated with the notes and there are no restrictions on incurring additional debt or issuing or repurchasing the securities.

0.875% Convertible Subordinated Notes

On June 6, 2007, the Company issued $110.0 million aggregate principal amount of 0.875% Convertible Subordinated Notes due 2012, including exercise of the initial purchaser’s over-allotment option for $10.0 million aggregate principal amount. Net proceeds from the issuance were $106.4 million. The 0.875% Convertible Subordinated Notes were issued pursuant to an indenture dated as of June 6, 2007, between the Company and The Bank of New York, as trustee. The 0.875% Convertible Subordinated Notes are unsecured subordinated obligations of the Company. Debt issuance costs of $3.6 million incurred in connection with the offering of the 0.875% Subordinated Convertible Notes will be amortized to expense over 60 months.

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

The 0.875% Convertible Subordinated Notes are not redeemable at the Company’s option. Holders of the 0.875% Convertible Subordinated Notes do not have the right to require the Company to repurchase their 0.875% Convertible Subordinated Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The 0.875% Convertible Subordinated Notes may be accelerated upon an event of default as described in the Indenture and will be accelerated upon bankruptcy, insolvency, appointment of a receiver and similar events with respect to the Company.

In connection with the issuance of the 0.875% Convertible Subordinated Notes, on June 6, 2007, the Company entered into a registration rights agreement with Banc of America Securities LLC, as the initial purchaser (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement with the Securities and Exchange Commission covering resale of the 0.875% Convertible Subordinated Notes and the shares of its common stock issuable upon conversion of the 0.875% Convertible Subordinated Notes within 120 days after issuance of the 0.875% Convertible Subordinated Notes. The shelf registration statement became effective on September 10, 2007.

Sale-leaseback

In accordance with SFAS 98, during fiscal 2005, the Company recorded debt of $10.6 million, as part of accounting for a sale-leaseback transaction as a direct financing arrangement. Monthly lease payments of $0.1 million, which are allocated by the Company to interest expense and amortization of the debt, were paid through May 2006 at which time a $4.5 million gain on the sale of the land and building was recognized, and the land, building and remaining debt outstanding were removed from the Company’s Consolidated Financial Statements. Interest expense was calculated using the Company’s incremental borrowing rate, which was estimated to be 6.0%.

NOTE 9: SHAREHOLDERS’ EQUITY

Treasury Stock

During fiscal 2007, the Company repurchased 4.9 million shares of its common stock for $46.1 million in open market transactions. The Company used $40.0 million of the net proceeds from the private offering of its 0.875% Convertible Subordinated Notes pursuant to Rule 144A under the Securities Act of 1933, as amended, to repurchase 4.2 million shares of its common stock. On May 23, 2007, the Company’s Board of Directors authorized a plan to use up to $6.0 million of cash from operations to repurchase additional shares of its common stock and the Company completed those repurchases during the fourth quarter of fiscal 2007.

Defined Benefit Pension Plan

The following table reflects shares of Company common stock issued and contributed to the Company’s defined benefit pension plan (see Note 10):

	Number of Common Shares	Fair Value* (in thousands)
Fiscal 2005	215,000	$1,534
Fiscal 2006	200,000	1,804
Fiscal 2007	None	—

*	Fair value based upon the market price at the time of contribution.

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock:

	Number of Common Shares	Fair Value* (in thousands)
Fiscal 2005	281,000	$1,960
Fiscal 2006	215,000	1,898
Fiscal 2007	126,000	1,143

*	Fair value based upon the market price at the time of contribution.

Equity-Based Compensation

As of September 29, 2007, the Company had six equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”), under which stock options, performance-based share awards (collectively, “performance-based restricted stock”) or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. The Company has granted performance-based restricted stock from the Company’s approved 2006 Equity Plan, which is part of the Employee Plans. Each share of performance-based restricted stock granted from this Plan reduces the aggregate number of stock options that may be granted under this Plan by two shares. Stock options and performance-based restricted stock granted under the Plans vest at such dates as are determined in connection with their issuance, but not later than five years from the date of grant and stock options expire ten years from date of grant. Upon share option exercise or upon attainment of designated performance goals, new shares of the Company’s common stock are issued.

Beginning October 1, 2005, the Company accounts for equity-based compensation in accordance with the provisions of SFAS 123R, using the modified prospective basis transition method. Under this method, equity-based compensation expense recognized in fiscal 2006 and 2007 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2005 (effective date of SFAS 123R), based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model under the provisions of SFAS 123R. The Company recognizes compensation expense for awards granted after September 30, 2005 on a straight-line basis over the requisite service period.

The Company follows the non-substantive vesting method and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Equity-based compensation expense recognized in the consolidated statements of operations for fiscal 2006 and 2007 is based upon awards ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and were estimated based upon historical experience. The Company reviews the forfeiture rate periodically and makes adjustments as necessary. If the actual forfeiture rate at the end of the vesting period is lower than had been estimated, additional compensation expense will be recorded. If the actual forfeiture rate at the end of the period is higher than had been estimated, the Company will record a recovery of compensation expense previously recorded.

The following table reflects the weighted-average assumptions for the Black-Scholes option pricing model used to estimate the fair value of stock options granted to employees for fiscal 2005 (pro forma purposes), 2006 and 2007:

	Fiscal
	2005	2006	2007
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	83.52%	51.35%	58.03%
Risk-free interest rate	3.32%	4.50%	4.56%
Expected life (in years)	5	5	5
Weighted-average fair value at grant date	$4.81	$4.04	$4.37

Expected volatility for the fiscal 2006 and 2007 is based upon historical volatility, implied volatility of the Company’s market traded options, and the implied volatility of the convertible feature of the Company’s convertible debt securities. Fiscal 2005 volatility was calculated based solely on the historical volatility of the Company’s common stock. Expected life is based upon historical exercise patterns. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, commensurate with the expected life of the options.

The following table reflects shares of commons stock reserved for issuance and available for grant under the equity compensation plans as of September 29, 2007:

		Available for Grant
(in thousands)	Reserved for Issuance	2006 Plan	2007 Plan	Other Equity Plans
Employee Plans	14,850	2,037	N/A	2,379
Director Plans	1,280	N/A	243	280

Employee equity-based compensation

Prior to October 1, 2005, the Company accounted for the Plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123, as amended by SFAS No. 148. No equity-based employee compensation expense was recognized in the Consolidated Statements of Operations in fiscal years prior to fiscal 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following tables reflects the effects on the net loss and the net loss per share for fiscal 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

Fiscal
(In thousands, except per share data)	2005
Net loss (including discontinued operations), as reported	$(104,082)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(12,742)

Pro forma net loss	$(116,824)

Net loss per share:
Basic-as reported	$(2.02)

Basic-pro forma	$(2.26)

Diluted - as reported	$(1.51)

Diluted - pro forma	$(1.70)

The following table reflects total equity-based compensation expense, which includes employee stock options and performance-based restricted stock, included in the Consolidated Statements of Operations for fiscal 2006 and 2007:

	Fiscal
(in thousands)	2006	2007
Cost of sales	$619	$236
Selling, general and administrative	2,996	3,678
Research and development	1,121	1,576

Stock-based compensation expense in continuing operations	4,736	5,490
Tax effect of stock-based compensation expense	—	—

Effect of stock-based compensation in continuing operations, net of tax	4,736	5,490
Stock-based compensation in discontinued operations, net of tax	626	—

Net effect of stock-based compensation expense	$5,362	$5,490

The following table reflects outstanding and exercisable employee options for fiscal 2005, 2006 and 2007:

	(in thousands) Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	(in thousands) Aggregate Intrinsic Value
Options outstanding as of September 30, 2004	8,160	$10.90
Granted	3,686	7.16
Exercised	(386)	3.82		$1,200
Terminated or cancelled	(1,187)	10.88

Options outstanding as of September 30, 2005	10,273	9.82
Granted	245	7.73
Exercised	(1,300)	5.88		4,542
Terminated or cancelled	(1,813)	11.11

Options outstanding as of September 30, 2006	7,405	10.11
Granted	1,154	9.04
Exercised	(739)	5.85		2,858
Terminated or cancelled	(811)	12.24

Options outstanding as of September 29, 2007	7,009	$10.05	5.2	$6,038

Options vested and expected to vest as of September 29, 2007	6,826	$10.16	4.7	$5,916

In the money exercisable options as of September 29, 2007	2,964

Options exercisable as of September 29, 2007	4,720	$10.92	3.8	$4,727

On average, 20% of stock options granted by the Company become vested each year, and on average, 15% of stock options granted by the Company are forfeited each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company’s stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2007, the Company received $4.5 million in cash from the exercise of stock options.

As of September 29, 2007, total unrecognized compensation cost related to unvested employee stock options was $4.0 million, which will be amortized over the weighted average remaining service period of approximately 2.2 years.

The following table reflects outstanding and exercisable employee stock options as of September 29, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	(in thousands) Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	(in thousands) Options Exercisable	Weighted Average Exercise Price
$2.09 - $2.95	540	4.4	$2.95	540	$2.95
$5.10 - $7.31	2,124	5.9	7.06	1,178	7.01
$7.84 - $9.04	1,114	8.8	8.47	60	8.29
$9.20 - $12.23	1,179	5.4	11.64	893	11.81
$12.89 - $14.38	1,240	2.2	13.77	1,237	13.77
$16.12 - $18.41	801	2.7	16.56	801	16.56
$32.06	11	0.5	32.06	11	32.06

	7,009	5.2	$10.05	4,720	$10.92

On October 1, 2007, the Company granted to certain employees 492,000 shares of performance-based restricted stock, of which 472,000 were outstanding as of September 29, 2007. These shares vest on September 30, 2009 subject to certain performance conditions. As of September 29, 2007, total unrecognized compensation cost related to unvested performance-based restricted stock was $1.4 million, which will be amortized over the remaining service period of 2.0 years.

The following table reflects the assumptions used to estimate the fair value of performance-based restricted stock for fiscal 2007:

Fiscal
2007
Expected forfeiture rate	8.8%
Estimated attainment of performance goals	72.0%

There was no performance-based restricted stock issued or outstanding in fiscal 2005 or fiscal 2006.

Non-employee director equity-based compensation

In fiscal 2007, the Company’s board of directors adopted and the shareholders approved, the 2007 Equity Plan for Non-Employee Directors (the “2007 Plan”). The 2007 Plan provides for the grant of common shares to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board, and each quarterly grant, shall be that number of common shares closest in value to, without exceeding, $30,000. During fiscal 2007, the Company issued 36,618 shares of common stock, valued at $360,000, in accordance with the 2007 Plan.

The following table reflects outstanding non-employee director stock options for fiscal 2005, 2006 and 2007:

	(in thousands) Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	(in thousands) Aggregate Intrinsic Value
Options outstanding as of September 30, 2004	510	$15.19
Granted	60	2.50
Exercised	(10)	6.09		$6
Terminated or cancelled	—	—

Options outstanding as of September 30, 2005	560	14.42
Granted	42	5.16
Exercised	(17)	6.10		79
Terminated or cancelled	—	—

Options outstanding as of September 30, 2006	585	14.42
Granted	—	—
Exercised	(18)	5.80		60
Terminated or cancelled	(39)	13.25

Options outstanding as of September 29, 2007	528	$14.79	4.6	$238

Options vested and expected to vest as of September 29, 2007	528	$14.17	3.2	$238

Options exercisable as of September 29, 2007	428	$15.97	3.9	$176

In the money exercisable options as of September 29, 2007	57

NOTE 10: EMPLOYEE BENEFIT PLANS

U.S. Plans

The Company has a non-contributory defined benefit pension plan (the “U.S. pension plan”) covering all U.S. employees who were employed on September 30, 1995. The benefits for this U.S. pension plan were based on the employees’ years of service and the employees’ compensation during the earlier of the three calendar years before retirement or the three years before December 31, 1995. Effective December 31, 1995, the benefits under the U.S. pension plan were frozen, and therefore, accrued benefits no longer changed as a result of an employee’s length of service or compensation.

The Company contributed to the U.S. pension plan shares of Company common stock with a value of $1.5 million in fiscal 2005 and $1.8 million in fiscal 2006. These values were based on the market price at the time of the contribution.

In February 2007, the Company’s Board of Directors approved the termination of the U.S. pension plan. During fiscal 2007, the Company sought the necessary government approvals to transfer the U.S. pension plan’s assets and obligations to an insurance carrier. The Company expects the U.S. pension plan termination to be completed in fiscal 2008. Participant benefits will not be adversely impacted by this termination.

In July 2007, the Company made a $1.9 million cash contribution to fully fund the U.S. pension plan. The U.S. pension plan subsequently purchased a group annuity contract on a revocable basis, pending approval of the proposed plan termination by the Pension Benefit Guaranty Corporation (“PBGC”) and issuance of a favorable determination letter by the Internal Revenue Service (“IRS”). As of September 29, 2007, the PBGC review period expired, but the IRS determination letter is still pending. Accordingly, there has not been an irrevocable commitment and a settlement has not occurred.

On September 29, 2007, the Company adopted the reporting and disclosure provisions of SFAS 158 which requires, among other things, the recognition of the funded status of each applicable pension plan on the Consolidated Balance Sheet. In accordance with SFAS 158, each over funded pension plan is recognized as an asset and each under funded pension plan is recognized as a liability. The initial impact of implementing SFAS 158, as well as the future changes to the funded status, is recognized as a component of comprehensive income similar to the additional minimum pension liability adjustment previously required under SFAS 87. The change in measurement date required by SFAS 158 did not have a significant impact on the financial statements, since the U.S. pension plan’s funded status was already being measured as of the Company’s fiscal year-end.

The following table reflects the U.S. pension plan’s transition year disclosure information for fiscal 2007:

(in thousands)	Fiscal 2007
Amount recognized prior to application of SFAS 158:
Prepaid benefit cost	$9,329
Funded status	19

Change in amount recognized due to SFAS 158	$(9,310)

The following table reflects an itemized breakdown of the changes due to SFAS 158:

	Fiscal 2007
(in thousands)	SFAS 132*	Change	SFAS 158
Prepaid benefit cost	$9,329	$(9,329)	N/A
Asset reflecting U.S. pension plan’s funded status	N/A	19	19
Accumulated other comprehensive income (pre tax)	—	9,310	9,310

Net amount reflected on the Consolidated Balance Sheet	$9,329	$—	$9,329

*	SFAS 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (“SFAS 132”).

The following table reflects the U.S. pension plan’s activity for fiscal 2005, 2006 and 2007:

	Fiscal
(dollar amounts in thousands)	2005	2006	2007
Change in projected benefit obligation
Projected benefit obligations at the beginning of the year	$19,667	$21,182	$22,300
Interest cost	1,114	1,206	1,275
Benefits paid	(832)	(871)	(1,027)
Actuarial loss	1,233	783	940

Projected benefit obligations at the end of the year	$21,182	$22,300	$23,488

Change in plan assets
Fair value of plan assets at the beginning of the year	$15,316	$17,977	$20,227
Actual return on plan assets	1,969	1,317	2,406
Employer contributions	1,524	1,804	1,901
Benefits paid	(832)	(871)	(1,027)

Fair value of plan assets at the end of the year	$17,977	$20,227	$23,507

Net amount recognized
Funded status	$(3,205)	$(2,073)	$19
Unrecognized actuarial loss	9,671	9,880	NA

Net amount recognized	$6,466	$7,807	$19

Amounts recognized in statement of financial position
Noncurrent assets	$—	$—	$19
Accrued benefit liability	(3,205)	(2,073)	—
Accumulated other comprehensive income (pre tax)	9,671	9,880	—

Net amount recognized at the end of the year	$6,466	$7,807	$19

Amounts recognized in accumulated other comprehensive income
Unrecognized transition obligation (asset)	$—	$—	$—
Prior service cost (credit)	—	—	—
Actuarial net loss	9,671	9,880	9,310

Net amount recognized in accumulated other comprehensive income	$9,671	$9,880	$9,310

Components of net periodic pension cost
Interest cost	$1,114	$1,206	$1,275
Expected return on plan assets	(1,262)	(1,510)	(1,615)
Amortization of actuarial net loss	636	767	718

Total net periodic pension cost	$488	$463	$378

Weighted average assumptions at the end of the year
Discount rate	5.50%	5.75%	6.15%
Expected long-term rate of return on plan assets	8.00%	8.00%	6.15%
Rate of compensation increase	*	*	*

*	Not applicable due to the December 31, 1995 benefit freeze

Prior to the purchase of the group annuity contract during fiscal 2007, the discount rate was established based on prevailing market rates for high quality fixed income instruments that, if the pension benefit obligations were settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligations when due.

Following the purchase of the group annuity contract, the discount rate was set to equal the discount rate utilized by the group annuity contract insurance carrier to value the plan liability as of September 29, 2007, since this rate reflects an arms-length settlement of the obligation.

Net periodic pension cost for the current year is based on assumptions at the valuation date of the prior year.

Amounts expected to be recognized in U.S. net periodic pension expense during fiscal 2008 include:

(in thousands)
Actuarial net loss	$630
Prior service cost	—

The accumulated benefit obligation for the U.S. pension plan was $22.3 million and $23.5 million at September 30, 2006 and September 29, 2007, respectively.

The following table reflects the U.S. pension plan’s weighted average asset allocation by asset category as of fiscal 2005, 2006 and 2007.

	Percentage of Plan assets as of
	September 30, 2005	September 30, 2006	September 29, 2007
Plan assets:
Equity securities (1)	66%	66%	0%
Debt securities	32%	33%	0%
Other (2)	2%	1%	100%

Total	100%	100%	100%

(1)	Equity securities include Kulicke and Soffa Industries, Inc. common stock with a fair value of $1.6 million (9% of U.S. pension plan assets), $1.8 million (9% of U.S. pension plan assets) and $0.0 million as of September 30, 2005, 2006 and September 29, 2007, respectively.

(2)	Other includes the group annuity contract as of September 29, 2007.

Prior to the U.S. pension plan’s purchase of the group annuity contract, the Company adopted an investment policy for its U.S. pension plan assets which emphasized capital appreciation, and secondarily, dividend and interest income. The Company’s primary goal was to grow the U.S. pension plan’s assets for the benefit of the plan participants and their beneficiaries. To achieve this, the U.S. pension plan retained a professional investment advisor and invested U.S. pension plan assets in equity and fixed income securities.

In July 2007, the U.S. pension plan sold these investments and used the net proceeds, along with available cash, to purchase the group annuity contract.

The Company does not expect to make any contributions to the U.S. pension plan in fiscal 2008.

The following table reflects estimated future U.S. pension plan benefit payments for each of the next five fiscal years and the following five fiscal years in aggregate, if the Company does not receive a favorable determination letter from the IRS:

(in thousands)
Fiscal year:
2008	$1,066
2009	1,113
2010	1,138
2011	1,144
2012	1,206
2013 - 2017	6,714

Other U.S. Plan

The Company has a 401(k) retirement income plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under the 401(k) retirement income plan totaled $2.1 million, $2.0 million and $1.1 million in fiscal 2005, 2006 and 2007 respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

Switzerland Plan

On November 3, 2006, the Company purchased Alphasem, a Switzerland corporation. Per Switzerland regulations, Alphasem sponsored a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. This Switzerland pension plan has been funded to the legal requirement, and the Company is current in all required pension contributions. However, in accordance with U.S. generally accepted accounting principles of pension accounting, even though the Switzerland pension plan is fully funded for local statutory purposes, the Switzerland pension plan must be treated as an under-funded defined benefit plan for U.S. reporting, since the fair value of the plan’s assets is less than the plan’s projected benefit obligation.

On September 29, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158, the effects of which are described below:

(in thousands)	Fiscal 2007
Amount recognized prior to application of SFAS 158:
Accrued benefit cost	$(3,464)
Funded status	(3,453)

Change in amount recognized due to SFAS 158	$11

The following table reflects an itemized breakdown of the changes due to SFAS 158:

	Fiscal 2007
(in thousands)	SFAS 132	Change	SFAS 158
Accrued benefit cost	$(3,453)	$3,453	N/A
Liability to reflect Switzerland pension plan’s funded status	N/A	(3,464)	(3,464)
Accumulated other comprehensive income (pre tax)	—	11	11

Net amount recognized on the Consolidated Balance Sheet	$(3,453)	$—	$(3,453)

The following table reflects the Switzerland pension plan’s activity for fiscal 2007:

(dollar amounts in thousands)	Fiscal 2007
Change in projected benefit obligation
Projected benefit obligations at 11/3/2006	$9,797
Service cost (excluding administrative expenses)	775
Interest cost	258
Benefits paid	(64)
Insurance premiums	(266)
Plan participant contributions	521
Loss on foreign exchange	810

Projected benefit obligations at the end of the year	$11,831

Change in plan assets
Fair value of plan assets at 11/3/2006	$6,813
Actual return on plan assets	231
Benefits paid	(64)
Insurance premiums	(266)
Employer contributions	562
Plan participant contributions	521
Gain on foreign exchange	570

Fair value of plan assets at the end of the year	$8,367

Funded status	$(3,464)
Amounts recognized in statement of financial position
Noncurrent assets	$—
Current liabilities	—
Noncurrent liabilities	(3,464)

Net amount recognized at the end of the year	$(3,464)

Amounts recognized in accumulated other comprehensive income
Unrecognized transition obligation (asset)	$—
Prior service cost (credit)	—
Actuarial net loss	11

Net amount recognized in accumulated other comprehensive income (pretax)	$11

Components of net periodic pension cost
Service cost	$775
Interest cost	258
Expected return on plan assets	(243)

Total net periodic pension cost	$790

Weighted average assumptions at the end of the year
Discount rate	3.55%
Expected long-term rate of return on plan assets	4.10%
Rate of compensation increase	1.50%

The discount rate is established based on yields on long-term government bonds corresponding to the expected duration of the benefit obligation, and the difference between the yields on high quality corporate fixed-income investments and government fixed-income investments.

Net periodic pension cost for the current year is based on assumptions at the valuation date of the prior year.

The amounts in accumulated other comprehensive income that are expected to be recognized in net periodic pension expense during fiscal 2008 are immaterial.

The accumulated benefit obligation for the pension plan was $8.9 million as of September 29, 2007.

The assets of the Switzerland pension plan are invested with the multi-employer foundation that guarantees minimum participant benefit, as required under Switzerland regulations.

The following table reflects fiscal 2008 expected contributions to the Switzerland pension plan:

(in thousands)
Employer contributions	$642
Employee contributions	594

Total contributions	$1,236

The following table reflects the Switzerland pension plan’s estimated future benefit payments for each of the next five fiscal years and the following five fiscal years in aggregate:

(in thousands)
Fiscal year:
2008	$76
2009	88
2010	101
2011	142
2012	160
2013-2017	1,100

Other Plans

The Company’s other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. On a consolidated basis, pension expense was $2.4 million, $1.9 million and $2.1 million in fiscal 2005, 2006 and 2007 respectively.

NOTE 11: INCOME TAXES

The following table reflects income from continuing operations before income taxes:

	Fiscal
(in thousands)	2005	2006	2007
United States operations	$10,690	$48,098	$36,632
Foreign operations	27,483	38,723	6,606

Total	$38,173	$86,821	$43,238

The following table reflects the provision for income taxes:

	Fiscal
(in thousands)	2005	2006	2007
Current:
Federal	$282	$1,291	$1,261
State	10	2,192	3,166
Foreign	8,449	5,746	3,074
Deferred:
Federal	(3,233)	553	—
State	—	(106)	(620)
Foreign	(672)	113	(1,373)

Total	$4,836	$9,789	$5,508

The following table reflects the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate:

	Fiscal
(in thousands)	2005	2006	2007
Computed income tax expense based on U.S. statutory rate	$13,360	$30,387	$15,133
Effect of earnings of foreign subsidiaries subject to different tax rates	(2,914)	(2,787)	650
Benefits from foreign approved enterprise zones	(1,999)	(7,657)	769
Effect of permanent items	4,578	70	(275)
Benefits of net operating loss and tax credit carryforwards and changes in valuation allowance	(10,835)	(48,474)	(21,095)
Foreign dividends	617	34,461	4,409
State income tax expense	1,051	2,714	3,524
Other, net	978	1,075	2,393

Total	$4,836	$9,789	$5,508

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $79.4 million at September 29, 2007. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings of approximately $111.5 million are not considered to be indefinitely reinvested in foreign operations. As part of the global restructuring that occurred during fiscal 2006, the Company determined that these earnings would be repatriated during the domestic net operating loss carryforward period and this taxable income related to these earnings could be offset with the utilization of the net operating loss carryforwards. Accordingly, as a result of the restructuring, no valuation allowance has been provided against the deferred tax asset related to these net operating losses that will offset these earnings. This resulted in a decrease in tax expense as a result of the reduction of the valuation allowance. As of September 29, 2007, the Company had provided a deferred tax liability of approximately $20.0 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries.

The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences:

	Fiscal
(in thousands)	2006	2007
Inventory reserves	$1,932	$1,452
Warranty accrual	285	354
Other accruals and reserves	7,369	4,848
Revenue recognition	533	113
Valuation allowance	(6,129)	(3,136)

Total short-term deferred tax asset	$3,990	$3,631

Intangible assets	$239	$156
Domestic tax credit carry forwards	5,635	7,478
Net operating loss carry forwards	82,370	58,473
Minimum pension liability	3,424	N/A
Unrecognized actuarial net loss	N/A	3,259
Stock options	1,837	2,543
Other	1,340	3,961

	94,845	75,870
Valuation allowance	(64,159)	(46,572)

Total long-term deferred tax asset (1)	$30,686	$29,298

Repatriation of foreign earnings, including foreign withholding taxes	$50,594	$47,213
Depreciable assets	1,574	1,505
Prepaid expenses and other	3,799	3,498

Total long-term deferred tax liability	$55,967	$52,216

Net long-term deferred liability (1)	$25,281	$22,918

(1)	Included in other assets on the consolidated balance sheet are deferred tax assets of $184,000 as of September 30, 2006 and $230,000 as of September 29, 2007.

The Company has U.S. federal net operating loss carryforwards, state net operating loss carryforwards, and tax credit carryforwards of approximately $118.2 million, $243.8 million, and $7.5 million, respectively, that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in 2009 through 2024 with the exception of certain credits that have no expiration date.

Of the total net operating losses as of September 29, 2007, approximately $1.9 million is attributable to stock option exercises. If the tax benefits associated with our net operating carryforward are recognized in the future, the amounts attributable to stock option exercises will be recorded as additional paid in capital in shareholders’ equity.

In the fourth quarter of fiscal 2002, as part of the income tax provision for the period, the Company recorded a charge of $65.3 million for the establishment of a valuation allowance against its deferred tax asset consisting primarily of U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. In fiscal 2004, 2005, 2006 and 2007, the valuation allowance was reduced to the extent that net operating losses were utilized against current year federal and state taxable income. During fiscal 2005, $3.9 million of the valuation allowance was reduced due to the planned repatriation of foreign earnings in fiscal 2006. The Company’s valuation allowance was reduced by $9.0 and $22.1 million in fiscal 2006 and 2007, respectively, as the result of the utilization of deferred tax assets, for which a full valuation allowance had previously been provided, to offset current year earnings. As part of the 2006 international reorganization, the determination made by the Company with regard to future repatriations during the domestic net operating loss carryforward period, the Company further reduced the valuation allowance by $29.1 million during fiscal 2006. The Company has determined the valuation allowance against U.S. deferred tax assets, particularly the federal and state net operating losses, is still necessary as of September 29, 2007 as the Company does not believe it is more likely than not the remaining deferred tax assets will be realized due to the restructuring of its international operations in fiscal 2006 and fiscal 2007 and the significant historic volatility of its Equipment segment, which will be the primary income source for the U.S. in the future. The Company will continue to evaluate the realizability of all of their deferred taxes and adjust the valuation allowance accordingly.

Of the total valuation allowance through September 29, 2007, approximately $3.6 million of subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be applied to reduce goodwill, intangible assets or additional paid in capital.

The Company also has generated losses in certain foreign jurisdictions totaling approximately $27.5 million. Similar to the U.S. net operating losses, realization of the benefit associated with certain foreign loss carryforwards is not more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets associated with these carryforwards.

As a result of committing to certain capital investments and employment levels, income from operations in China, Singapore, Malaysia and Israel are subject to reduced tax rates, and in some cases are wholly exempt from taxes.

In China, the Company expects to benefit from a 100% tax holiday for two years commencing in the first year in which the Company earns taxable income and then a 50% tax holiday for an additional three years. The Company is awaiting further legislative guidance concerning the impact of recent legislation on their tax holidays in China. As of September 29, 2007, additional guidance has not been provided by the taxing authorities and therefore no impact has been recorded. The Company will continue to evaluate and will record the impact when further guidance is provided. In connection with certain Singapore operations, the Company expects to benefit from a 100% tax holiday for 10 years effective February 1, 2000. In Israel, the Company may benefit from a reduced tax rate of 10% through fiscal 2008 provided certain revenue requirements are met. In Malaysia, one of the Company’s subsidiaries is wholly exempt from taxes through 2014. As a result of these tax holidays, the Company has received tax benefits of approximately $19.5 million for the fiscal periods 2002 through 2007.

NOTE 12: SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

Beginning in fiscal 2006, to align its external reporting with management’s internal reporting, the Company no longer includes “Corporate and Other” as a business segment. Costs previously presented separately for this segment, which primarily consisted of general corporate expenses, have been allocated to the Company’s two remaining business segments. The business segments information for fiscal 2005 have been retrospectively adjusted to reflect this change.

The Company operates primarily in two industry segments: equipment and packaging materials. The equipment segment designs, manufactures and markets capital equipment, and related spare parts for use in the semiconductor assembly process. The equipment segment also services, maintains, repairs, and upgrades assembly equipment. The packaging materials segment designs, manufactures, and markets consumable packaging materials for use on the equipment the Company markets as well as on competitors’ equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company’s capital equipment segment.

The following table reflects the Company’s reporting segments:

	(in thousands)
Fiscal 2007	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$316,718	$383,686	$700,404
Cost of sales	188,028	331,442	519,470

Gross profit	128,690	52,244	180,934
Operating expenses	108,257	36,231	144,488

Income from operations	$20,433	$16,013	$36,446

Segment assets	$242,762	$269,838	$512,600
Capital expenditures	3,596	2,167	5,763
Depreciation expense	3,524	5,953	9,477

Fiscal 2006	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$319,788	$376,523	$696,311
Cost of sales	178,473	321,277	499,750

Gross profit	141,315	55,246	196,561
Operating expenses	85,445	33,674	119,119
Gain on sale of assets	—	—	4,544

Income from operations	$55,870	$21,572	$81,986

Segment assets	$148,257	$253,412	$401,669
Capital expenditures	1,799	7,697	9,496
Depreciation expense	2,670	5,567	8,237

Fiscal 2005	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$201,608	$273,934	$475,542
Cost of sales	115,558	223,903	339,461

Gross profit	86,050	50,031	136,081
Operating expenses	65,606	30,724	96,330

Income from operations	$20,444	$19,307	$39,751

Segment assets	$124,368	$220,924	$345,292
Capital expenditures	2,083	5,705	7,788
Depreciation expense	6,720	4,504	11,224

The Company’s market for its products is worldwide. The following table reflects destination sales to unaffiliated customers and long-lived assets by country:

	(in thousands)
Fiscal 2007	Destination Sales	Long-lived Assets (1)
Taiwan	$169,750	$235
Malaysia	117,173	288
Korea	83,361	33
Singapore	62,374	5,241
China	57,104	5,162
Hong Kong	33,240	—
Malta	30,221	—
United States	27,436	37,147
Japan	19,179	29
Thailand	17,544	—
Philippines	14,765	3
Germany	13,963	90
Switzerland	845	16,640
Israel	267	6,796
All other	53,182	—

Total	$700,404	$71,664

Fiscal 2006	Destination Sales	Long-lived Assets (1)
Taiwan	$171,977	$361
Malaysia	128,078	435
China	58,159	6,692
Singapore	55,273	6,175
Korea	51,060	95
United States	49,840	36,398
Hong Kong	33,665	16
Japan	32,534	41
Malta	29,563	—
Philippines	22,948	17
Israel	333	7,101
All other	62,881	840

Total	$696,311	$58,171

Fiscal 2005	Destination Sales	Long-lived Assets (1)
Taiwan	$129,463	$431
Malaysia	81,007	577
Korea	51,673	18
Singapore	36,823	6,304
China	31,933	8,856
Philippines	24,175	10
United States	24,001	39,571
Malta	19,605	—
Japan	16,793	8
Hong Kong	13,356	31
Israel	728	5,397
All other	45,985	909

Total	$475,542	$62,112

(1)	Goodwill, intangible assets and property, plant and equipment, net.

NOTE 13: OTHER FINANCIAL DATA

The following table reflects other financial data:

	Fiscal
(in thousands)	2005	2006	2007
Rent expense	$4,443	$5,438	$5,269
Selling, general and administrative incentive compensation expense	1,619	9,030	4,624
Warranty and retrofit expense	1,793	3,238	2,281
Maintenance and repairs expense	1,522	1,456	2,100

NOTE 14: EARNINGS PER SHARE

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

For fiscal 2005, 2006 and 2007 the exercise of dilutive stock options and performance-based restricted stock (fiscal 2007, only) and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were assumed and $1.7 million, $1.4 million and $1.3 million, respectively, of after-tax interest expense related to its 0.5% and 1.0% Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share.

The following table reconciles Weighted average shares outstanding – Basic to Weighted average shares outstanding-Diluted:

	Fiscal
(shares in thousands)	2005	2006	2007
Weighted average shares outstanding - Basic	51,619	55,089	56,221
Stock options	898	945	807
Performance-based restricted stock	n/a	n/a	77
1.0 % Convertible subordinated notes	5,062	5,062	5,062
0.5 % Convertible subordinated notes	10,083	7,785	6,107
0.875 % Convertible subordinated notes	n/a	n/a	n/a

Total potentially dilutive securities	16,043	13,792	12,053

Weighted average shares outstanding - Diluted	67,662	68,881	68,274

For fiscal 2006 and 2007, diluted earnings per share excludes approximately 4.8 million and 0.8 million potential common shares, respectively, related to certain options granted under our stock option plans since the option exercise price was greater than the average market price of our common stock for the respective periods.

Diluted earnings per share excludes the effect of the 0.875% Convertible Subordinated Notes, issued during fiscal 2007, since the 0.875% Convertible Subordinated Notes were not convertible (see Note 8).

NOTE 15: GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs and a customs bond, and its wire manufacturing subsidiaries have issued a guarantee for payment under their gold supply financing arrangement. In fiscal 2006, the Company renewed its gold supply agreement for a two year term. This gold supply agreement requires the Company to provide letters of credit or cash to secure its obligations to the supplier. Accordingly, the Company entered into a credit facility with a bank in an amount up to $20.0 million. The term of the credit facility is two years, but it is granted on an uncommitted basis and is repayable on demand. In connection with this credit facility the Company granted the bank a security interest in its assets related to the manufacture and sale of gold wire, including all gold inventories and all accounts receivable arising from the sale of gold wire and the proceeds thereof.

The credit facility contains financial and non-financial covenants. The financial covenants contain restrictions on the Company’s gold wire manufacturing subsidiaries’ net worth, ratio of total liabilities to Earnings Before Interest and Taxes and Discontinued Operations, and those subsidiaries’ ability to pay dividends.

The following table reflects guarantees under standby letters of credit as of September 29, 2007:

Nature of guarantee	Term of guarantee	(in thousands) Maximum obligation under guarantee
Security for the Company’s gold financing arrangement	Expires June 2008	$20,000
Security deposit for payment of employee health benefits	Expires June 2008	480
Security deposit for payment of employee worker compensation benefits	Expires October 2008	450
Security deposit for customs bond	Expires July 2008	100

Total		$21,030

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

The following table reflects product warranties included in accrued expenses as of fiscal 2005, 2006 and 2007:

	Fiscal
(in thousands)	2005	2006	2007
Reserve for product warranty at beginning of year	$956	$853	$712
Die bonder reserve for product warranty at date of acquisition	—	—	1,597
Provision for product warranty	1,744	1,903	2,254
Product warranty costs paid	(1,847)	(2,044)	(2,588)

Reserve for product warranty at end of year	$853	$712	$1,975

Other Commitments and Contingencies

The following table identifies contractual obligations under various arrangements which are not reflected on the Consolidated Balance Sheet as of September 29, 2007:

	Total	Payments due by period
(in thousands)		Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012 and after
Contractual Obligations:
Interest expense related to long term debt	$7,325	$1,984	$1,804	$1,612	$963	$962
Operating lease obligations (2)	33,453	5,901	4,167	3,750	3,390	$16,245
Inventory Purchase obligations (1)	67,431	67,431	—	—	—	—

Total Contractual Obligations not reflected on the Consolidated Balance Sheet	$108,209	$75,316	$5,971	$5,362	$4,353	$17,207

(1)	The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion has varying penalties and charges in the event of cancellation.

(2)	The Company has minimum rental commitments under various operating leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for manufacturing and office facilities, which expire periodically through 2018 (not including lease extension options, if applicable).

In September 2004, the tax authority in Singapore notified the Company that it believed Goods and Services Tax in the amount of $3.3 million was owed on the return of gold scrap to the Company’s former gold supplier over the period from 1998 to 2004. The Company did not agree with this assessment and filed an objection. Subsequent to fiscal 2007, the Company settled this matter with the tax authority in Singapore for approximately $30,000.

In October 2007, the tax authority in Israel notified the Company that it believes withholding and income taxes of approximately $28.0 million are owed by the Company for the 2002 through 2004 tax years. The Company does not agree with this assessment and will file an objection with the tax authority in Israel. Discussions between the Company and the tax authority in Israel regarding the assessment are expected to begin in fiscal 2008. The Company believes it has adequate tax reserves for this assessment.

Concentrations

The following table reflects significant customer concentrations:

	Fiscal
	2005	2006	2007
Customer net revenue as a percentage of Net Revenue
Advanced Semiconductor Engineering	13%	17%	17%
ST Microelectronics	11%	12%	13%
Customer accounts receivable as a percentage of Total Accounts Receivable
Advanced Semiconductor Engineering	14%	20%	19%
ST Microelectronics	8%	12%	8%
Siliconware Precision Industries	12%	5%	5%

No other customer accounted for more than 10% of total accounts receivable as of fiscal 2005, 2006 and 2007.

Other

From time to time, the Company may be a plaintiff or defendant in cases arising out of its business. The Company does not believe resolution of these legal matters will materially or adversely affect its business, financial condition or operating results.

NOTE 16: SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects selected quarterly financial data:

	Fiscal 2007
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$152,308	$142,714	$168,625	$236,757	$700,404
Gross profit	38,719	31,681	42,793	67,741	180,934
Income from operations	4,239	(2,755)	4,976	29,986	36,446
Income from continuing operations before income taxes	5,060	(1,850)	6,091	33,937	43,238
Provision for income taxes	887	364	571	3,686	5,508

Net income (loss)	$4,173	$(2,214)	$5,520	$30,251	$37,730

Basic shares outstanding	57,301	57,580	56,456	53,546	56,221
Diluted shares outstanding	69,456	57,580	68,951	64,702	65,926
Net income (loss) per share (1):
Basic	$0.07	$(0.04)	$0.10	$0.56	$0.67
Diluted	$0.06	$(0.04)	$0.08	$0.47	$0.57

	Fiscal 2006
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)	Total
Net revenue	$204,632	$160,329	$169,935	$161,415	$696,311
Gross profit	65,463	44,940	43,604	42,554	196,561
Income from operations	36,213	14,788	17,363	13,622	81,986
Income from continuing operations before income taxes	35,967	18,781	17,784	14,289	86,821
Provision for income taxes	5,349	1,667	1,438	1,335	9,789

Income from continuing operations	30,618	17,114	16,346	12,954	77,032
Loss from discontinued operations	(5,317)	(17,843)	(1,581)	(121)	(24,862)

Net income (loss)	25,301	(729)	14,765	12,833	52,170

Income per share from continuing operations, net of tax: (1)
Basic	$0.59	$0.31	$0.29	$0.22	$1.40
Diluted	$0.45	$0.25	$0.24	$0.19	$1.14
Loss per share from discontinued operations (1):
Basic	$(0.10)	$(0.32)	$(0.03)	$(0.00)	$(0.45)
Diluted	$(0.07)	$(0.26)	$(0.02)	$(0.00)	$(0.36)
Net income (loss) per share (1):
Basic	$0.49	$(0.01)	$0.26	$0.22	$0.95
Diluted	$0.38	$(0.01)	$0.22	$0.19	$0.78

(1)	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in weighted average share calculations.

(2)	Includes the following cumulative adjustment to correct immaterial errors that originated in the consolidated financial statements of prior years:

(in thousands, except per share amounts)
Increase to Gross Profit	$3,506
Increase to Income from operations	$4,301
Increase to Income from continuing operations before income taxes	$4,301
Increase to Income from continuing operations	$4,281
Increase in Loss from discontinued operations	$528
Increase to Net income	$3,753
Increase to Income per share from continuing operations, net of tax:
Basic	$0.08
Diluted	$0.06
Increase to Net income per share, net of tax for fiscal 2006:
Basic	$0.07
Diluted	$0.05

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2007 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of Kulicke and Soffa Industries, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of September 29, 2007. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. As permitted by SEC rules and regulations, our management has excluded Alphasem from its assessment of internal control over financial reporting as of September 29, 2007 because it was acquired in fiscal 2007. Total assets and total revenues of Alphasem, our wholly-owned subsidiary, represented 9.4% and 5.1%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended September 29, 2007. Refer to Note 3 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about the purchase of Alphasem. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of September 29, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of September 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Change in Internal Control Over Financial Reporting

In order to remediate the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, we made changes that materially affected our internal control over financial reporting during fiscal 2007. The material weakness related to ineffective controls over the processes associated with the reconciliation and analysis of certain account balances as of September 30, 2006. In particular, we implemented the following measures to remediate the material weakness:

•	We added resources in our corporate accounting department.

•	We improved our monthly accounting close by increasing the review of balance sheet account reconciliations.

•	We strengthened corporate level processes to improve oversight of balance sheet accounts.

•	We developed additional system-generated reports to identify potential reconciling items on a timely basis.

•	We increased training of key personnel at all locations within the Company.

There was no other change in our internal control over financial reporting during fiscal 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to the directors will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K with respect to executive officers appears at the end of Part I, Item 1 of this report under the heading “Executive Officers of the Company.” The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Code of Ethics” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Nominating and Governance Committee” and “SHAREHOLDER PROPOSALS” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Audit Committee” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE— Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “REPORT OF THE MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading “Security Ownership of Certain beneficial Owners” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference. The information required hereunder concerning security ownership of management will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLANS” in the Company’s Proxy Statement for the 2008 Annual Meeting, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2008 Annual Meeting which information is incorporated herein by reference.

The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Board Matters” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2008 Annual Meeting, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:

(2)	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts	89

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

EXHIBIT NUMBER	ITEM
3(i)	The Company’s Form of Amended and Restated Articles of Incorporation dated December 5, 2007.

3(ii)	The Company’s Form of Amended and Restated By-Laws dated December 5, 2007.

4(i)	Specimen Common Share Certificate of Kulicke and Soffa Industries, Inc., filed as Exhibit 4 to the Company’s Form 8-A12G/A dated September 11, 1995, SEC file number 000-00121, is incorporated herein by reference.

4(ii)	Indenture dated as of November 26, 2003 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iii)	Form of Note (included in Exhibit 4(ii)).

4(iv)	Indenture dated as of June 30, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

4(v)	Form of Note (included in Exhibit 4(iv)).

4(vi)	Indenture dated as of June 6, 2007 between the Company and Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated June 6, 2007, is incorporated by reference.

4(vii)	Form of Note (included in Exhibit 4(vi).

4(viii)	Registration Rights Agreement dated as of June 6, 2007, between the Company and Bank of America Securities, LLC as Initial Purchaser, filed as Exhibit 10.1 to the Company’s Form 8-K dated June 6, 2007, is incorprated by reference.

10(i)	The Company’s 1988 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ii)	The Company’s 1988 Non-Qualified Stock Option Plan for Non-Officer Directors (as amended and restated effective February 9, 1999), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10(iii)	The Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(iv)	2004 Israeli Addendum to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iv) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(v)	The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(vi)	The Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(vii)	2004 Israeli Addendum to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(vii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(viii)	The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ix)	2004 Israeli Addendum to the Company’s 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(x)	Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2(a) – 30 months), and Messrs. Carson, Salmons, Belani, Griffing, Chylak, Torton, Anderson, Lutz, Mak, and Rheault (Section 2(a) – 18 months), filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, is incorporated herein by reference.*

10(xi)	The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(xii)	2004 Israeli Addendum to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(xiii)(1)	Sale and Buyback of Fine Metal Agreement dated June 12, 2006 between Kulicke & Soffa (SEA) PTE LTD, Kulicke and Soffa Global Holding Corporation and AGR Matthey, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 is incorporated herein by reference. (1)

10(xiv)	The Company’s 2006 Equity Plan, filed as Appendix A to the Company’s proxy statement on Schedule 14A for the annual meeting of shareholders on February 14, 2006, is incorporated herein by reference. *

10(xv)	Form of Stock Option Award Letter regarding the 2006 Equity Plan, filed as Exhibit 99.1 to the Company’s report on Form 8-K dated October 3, 2006, is incorporated herein by reference. *

10(xvi)	Form of Performance Share Award Agreement regarding the 2006 Equity Plan, filed as Exhibit 99.2 to the Company’s report on Form 8-K dated October 3, 2006, is incorporated herein by reference. *

10(xvii)	Acquisition Agreement among the Company, K & S Interconnect, Inc. and Tyler Acquisition Corp. dated January 25, 2006, filed as Exhibit 10.1 to the Company’s report on Form 8-K dated January 25, 2006, is incorporated herein by reference.

10(xviii)	Asset Purchase Agreement among Kulicke and Soffa Industries, Inc., K & S Interconnect Inc., Kulicke and Soffa (Suzhou), Ltd., Kulicke and Soffa (Japan) Ltd., Kulicke and Soffa (SEA) Pte., Kulicke and Soffa Test Taiwan Co., Ltd., SV Probe Pte. Ltd. and SV Probe, Inc. dated January 25, 2006, filed as Exhibit 10.2 to the Company’s report on Form 8-K dated January 25, 2006, is incorporated herein by reference.

10(xix)	Master Sale and Purchase Agreement between Dover Technologies International, Inc. and the Company dated as of October 11, 2006, filed as Exhibit 2.1 to the Company’s report on Form 8-K dated November 3, 2006, is incorporated herein by reference.

10(xx)	Facility Letter Agreement dated June 7, 2006 between Kulicke & Soffa (SEA) PTE LTD, Kulicke And Soffa Global Holding Corporation and Citibank, N.A., Singapore Branch, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006, is incorporated herein by reference.

10(xxi)	Agreement to Sell and Purchase Real Estate, dated August 25, 2004, as amended on September 15, 2004, between the Company and Good Mac Realty Partners, L.P. , filed as Exhibit 10(xiv) to the Company’s Registration on Form S-1 filed September 30, 2004, is incorporated herein by reference.

10(xxii)	Agreement of Lease, by and between the Company and 1005 Virginia Associates, L.P., dated June 30, 2005, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference.

10(xxiii)	Officer Incentive Compensation Plan, dated August 2, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference. *

10(xxiv)	Severance Agreement and General Release, dated March 31, 2006 between the Company and Oded Lender, filed as Exhibit 10.1 to the Company’s report of Form 8-K dated March 31, 2006, is incorporated herein by reference. *

10(xxv)	2007 Equity Plan for Non-employee Directors, filed as Appendix A to the Company’s proxy statement on Schedule 14A for the annual meeting of shareholders on February 13, 2007, is incorporated herein by reference.*

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm)

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement for Commitment to Make Plan Sufficient, filed as Exhibit 99.1 to the Company’s report on Form 8-K dated May 7, 2007, is incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the U.S. Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.

KULICKE AND SOFFA INDUSTRIES, INC.

Schedule II-Valuation and Qualifying Accounts

(in thousands) Fiscal 2005	Balance at beginning of period	Charged to costs and expenses		Other additions (describe)		Deductions (describe)		Balance at end of period
Allowance for doubtful accounts	$3,022	$(589)		$—		$347	(1)	$2,086

Inventory reserve	9,890	2,699		—		3,201	(2)	9,388

Valuation allowance for deferred taxes	93,440	15,018	(3)	—		—		108,458

Fiscal 2006
Allowance for doubtful accounts	2,086	(656)		1,642	(4)	4	(1)	3,068

Inventory reserve	9,388	1,034		—		2,836	(2)	7,586

Valuation allowance for deferred taxes	108,458	(38,170	)(3)	—		—		70,288

Fiscal 2007
Allowance for doubtful accounts	3,068	477		602		2,434	(1)	1,713

Inventory reserve	7,586	2,262		—		1,420	(2)	8,428

Valuation allowance for deferred taxes	$70,288	$(20,584	)(3)	$3,600	(5)	$—		$53,304

(1)	Represents write offs of specific accounts receivable.

(2)	Disposal of excess and obsolete inventory.

(3)	Reflects the decrease in the valuation allowance primarily associated with the Company’s U.S. net operating losses and other deferred tax assets.

(4)	Reflects reserve against the Company’s former Test business accounts receivable that were not sold.

(5)	Increase in valuation allowance related to the acquisition of Alphasem.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ C. SCOTT KULICKE
C. Scott Kulicke
Chairman of the Board and Chief Executive Officer

Dated: December 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. SCOTT KULICKE C. Scott Kulicke (Principal Executive Officer)	Chairman of the Board of Directors and Chief Executive Officer	December 10, 2007

/s/ MAURICE E. CARSON Maurice E. Carson (Principal Financial and Accounting Officer)	Senior Vice President and Chief Financial Officer	December 10, 2007

/s/ BRIAN R. BACHMAN Brian R. Bachman	Director	December 10, 2007

/s/ JOHN A. O’STEEN John A. O’Steen	Director	December 10, 2007

/s/ GARRETT E. PIERCE Garrett E. Pierce	Director	December 10, 2007

/s/ MACDONELL ROEHM, JR. MacDonell Roehm, Jr.	Director	December 10, 2007

/s/ BARRY WAITE Barry Waite	Director	December 10, 2007

/s/ C. WILLIAM ZADEL C. William Zadel	Director	December 10, 2007