Form 10-Q
period 2007-12-29
KULICKE & SOFFA INDUSTRIES INC
filed 2008-02-05
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

As of February 1, 2008, there were 53,371,044 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

December 29, 2007

PART I. - FINANCIAL INFORMATION

Item 1. – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

		(Unaudited)
	September 29, 2007	December 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$150,571	$120,995
Short-term investments	19,339	17,832
Accounts and notes receivable, net of allowance for doubtful accounts of $1,713 and $2,037, respectively	177,512	199,421
Inventories, net	68,955	65,192
Prepaid expenses and other current assets	14,201	19,977
Deferred income taxes	3,631	3,517

Total current assets	434,209	426,934

Property, plant and equipment, net	37,953	39,483
Goodwill	33,212	32,393
Intangible assets	500	458
Other assets	6,726	6,580

Total assets	$512,600	$505,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$72,412
Accounts payable	82,615	60,172
Accrued expenses	37,170	33,359
Income taxes payable	22,665	—

Total current liabilities	142,450	165,943

Long-term debt	251,412	175,000
Long-term income taxes payable	—	24,890
Other liabilities	12,335	12,544
Deferred income taxes	23,148	23,296

Total liabilities	429,345	401,673

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued - none	—	—
Common stock, no par value:
Authorized 200,000 shares; issued 58,128 and 58,232, respectively; outstanding 53,218 and 53,321 shares, respectively	288,714	291,424
Treasury stock, at cost, 4,910 shares	(46,118)	(46,118)
Accumulated deficit	(154,094)	(136,925)
Accumulated other comprehensive loss	(5,247)	(4,206)

Total shareholders’ equity	83,255	104,175

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,600	$505,848

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 30, 2006	December 29, 2007
Net revenue	$152,308	$226,250
Cost of sales	113,589	167,510

Gross profit	38,719	58,740

Selling, general and administrative	22,655	26,348
Research and development	11,825	14,928

Total operating expenses	34,480	41,276

Income from operations	4,239	17,464

Interest income	1,457	1,569
Interest expense	(636)	(872)
Gain on extinguishment of debt	—	170

Income from operations before income taxes	5,060	18,331
Provision for income taxes	887	1,969

Net income	$4,173	$16,362

Income per share from operations:
Basic	$0.07	$0.33

Diluted	$0.06	$0.28

Net income per share:
Basic	$0.07	$0.31

Diluted	$0.06	$0.27

Weighted average shares outstanding:
Basic	57,301	53,264
Diluted	69,456	62,425

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	December 30, 2006	December 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,173	$16,362
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,305	2,343
Equity-based compensation and non-cash employee benefits	2,287	2,501
Provision for doubtful accounts	511	788
Gain on early extinguishment of debt	—	(170)
Provision for inventory valuation	637	4,191
Deferred taxes	(242)	159
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	7,132	(21,390)
Inventory	2,412	(35)
Prepaid expenses and other assets	237	(5,905)
Accounts payable and accrued expenses	(8,190)	(25,546)
Income taxes payable	1,080	2,495
Other, net	(1,044)	(318)

Net cash provided by (used in) continuing operations	11,298	(24,525)
Net cash used in discontinued operations	(964)	(368)

Net cash provided by (used in) operating activities	10,334	(24,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Alphasem, net of $1,111 cash acquired	(28,247)	—
Proceeds from sales of investments classified as available-for-sale	10,023	12,857
Purchase of investments classified as available-for-sale	(240)	(11,356)
Purchases of property, plant and equipment	(1,100)	(2,772)
Changes in restricted cash, net	1,973	—

Net cash used in investing activities	(17,591)	(1,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1,037	209
Payments on borrowings, including capitalized leases	—	(3,833)

Net cash provided by (used in) financing activities	1,037	(3,624)
Effect of exchange rate changes on cash and cash equivalents	151	212

Changes in cash and cash equivalents	(6,069)	(29,576)
Cash and cash equivalents at beginning of period	133,967	150,571

Cash and cash equivalents at end of period	$127,898	$120,995

CASH PAID FOR:
Interest	$650	$984
Income taxes	$123	$1,758

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”), with appropriate elimination of intercompany balances and transactions.

Fiscal Year

Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth fiscal quarter in each year (the fiscal year) will end on the Saturday closest to September 30th. The fiscal 2007 quarters ended on December 30, 2006, March 31, 2007, June 30, 2007 and September 29, 2007. The fiscal 2008 quarters end on December 29, 2007, March 29, 2008, June 28, 2008 and September 27, 2008. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of September 29, 2007 and December 29, 2007 consisted primarily of short term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in investment grade debt instruments of the U.S. Government, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and packaging materials to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Write-offs of uncollectible accounts have historically not been significant.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments

Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with Statements of Financial Accounting Standards (“SFAS”) SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value, except for certain gold inventories on hand that are stated at market value which approximates actual cost (along with a corresponding liability) in accordance with the terms of the Company’s gold supply financing agreement. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company generally records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted future consumption for equipment, twelve months historical consumption for packaging materials and twenty-four months historical consumption for spare parts. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves for the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn.

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company’s property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. This standard also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars, however, the functional currency of certain subsidiaries is their respective local currencies. In accordance with SFAS No. 52, Foreign Currency Translation, for the Company’s subsidiaries with a functional currency other than the U.S. dollar, gains and losses resulting from the translation of that functional currency into U.S. dollars for financial statement presentation are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income (loss). Net exchange and transaction losses were $0.5 million and $1.2 million for the three months ended December 30, 2006 and December 29, 2007, respectively.

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

Research and Development

The Company charges research and development costs associated with the development of new products to expense when incurred, except for pre-production machines which are carried as inventory until sold.

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

Effective September 30, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. Upon adoption of FIN 48, the Company recorded a cumulative effect increase to retained earnings of $0.8 million.

Earnings per Share

Earnings per share (“EPS”) are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic EPS include only the weighted average number of common shares outstanding during the period. Diluted EPS include the weighted average number of common shares and the dilutive effect of stock options, performance-based restricted stock and share unit awards and subordinated convertible notes outstanding during the period, when such instruments are dilutive.

Extinguishment of Debt

In accordance with Accounting Principles Board (“APB”) Opinion No. 26, Early Extinguishment of Debt (“APB 26”), gains and losses from the extinguishment of debt are included in income (loss) from operations.

Equity-Based Compensation

The Company accounts for equity based compensation under the provisions of SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of equity-based compensation expense in net income. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is recognized as compensation expense over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of SFAS 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS 123R.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value of financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The Company is currently evaluating the potential impact of SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment previously required under SFAS No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above were effective for annual fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated results of operations and financial condition in fiscal 2007, and is not expected to have a material impact on its consolidated results of operations and financial condition in fiscal 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial condition.

The FASB has issued a proposed Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion. If adopted, FSP APB 14-a would require separate accounting for the debt and equity components of the security. Under the proposed FSP APB 14-a, the value assigned to the debt at the time of issuance (the “debt component”) would be its estimated fair value, based on a similar debt issue without the conversion feature. The difference between the debt component and the par value of the debt would be accounted for as an original discount and included in stockholder’s equity as paid-in capital (the “equity component”). The original issue discount would be amortized to interest expense over the life of the debt, with a corresponding accretion of the debt component to its par value. If the proposed FSP APB 14-a is adopted, the Company would be required to adopt it as of the beginning of fiscal 2009, with retrospective application to financial statements for periods prior to the date of adoption. FSP APB 14-a has not been finalized, and the actual requirements under FSP APB 14-a may be modified prior to its final adoption. The Company cannot predict whether or not the FASB will adopt the proposed FSP APB 14-a, and cannot predict the adoption of any other changes in generally accepted accounting principals that may affect the accounting for convertible debt securities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to create greater consistency with the International Accounting Standards Board in the accounting and financial reporting of business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be adopted prospectively for any business combinations occurring after the adoption date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for as an equity transaction. SFAS No. 160 applies to fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. The Company is currently evaluating the potential impact of SFAS 160 on its consolidated financial position and results of operations.

NOTE 2 – PURCHASE OF ALPHASEM

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

As of the date of acquisition, the fair value of assets and liabilities acquired, which excludes goodwill, was approximately $24.6 million, excluding cash acquired of $1.1 million, consisting of $15.8 million of net working capital, $12.9 million of plant, property & equipment, intangible assets and other assets, and $3.3 million of other liabilities. The Company engaged an independent third party appraiser to assist management with determining the fair market values for acquired land, buildings and other intangible assets of Alphasem. Pro forma information has not been disclosed as the impact of this acquisition was not material. Included in other accounts receivable on the Consolidated Balance Sheet as of December 29, 2007 is $5.3 million owed by Dover to the Company for working capital adjustments related to the Company’s acquisition of the die bonder business (see Note 5).

The following table summarizes the estimated fair values of assets acquired and liabilities assumed, after purchase accounting adjustments, as of the acquisition date:

(in thousands)	As of November 3, 2006
Cash and cash equivalents	$1,111
Accounts and notes receivable (1)	13,356
Inventories	11,353
Other current assets	1,253
Plant, property & equipment	11,793
Intangible assets (Note 3)	660
Deferred tax asset—non-current	509

Total assets acquired	40,035

Current liabilities	(10,146)
Other liabilities	(3,332)

Total liabilities assumed	(13,478)

Net assets acquired	26,557
Cost of Alphasem including cash acquired	29,266

Goodwill (Note 3)	$2,709

(1)	Includes $5.3 million owed by Dover as of November 3, 2006 (Note 5).

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful lives. The Company performed its annual impairment test in the fourth quarter of fiscal 2007 and no impairment charge was required. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. No triggering events occurred during the three months ended December 29, 2007 that would have the effect of reducing the fair value of goodwill or intangible assets below their carrying values. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

The following table reflects goodwill as of September 29, 2007 and December 29, 2007:

	As of
(in thousands)	September 29, 2007	December 29, 2007
Packaging Materials segment	$29,684	$29,684
Equipment segment (Note 2)	3,528	2,709

	$33,212	$32,393

The decrease in Equipment segment goodwill from September 29, 2007 to December 29, 2007 was due to the final valuation of inventory acquired.

Intangible assets with determinable lives are amortized over their estimated useful lives of one to five years. The Company’s intangible assets consisted of die bonder trademarks and developed technology.

The following table reflects the intangible asset balances as of September 29, 2007 and December 29, 2007:

	As of
(in thousands)	September 29, 2007	December 29, 2007
Trademarks and technology licenses (Note 2)	$660	$660
Accumulated amortization	(160)	(202)

Net	$500	$458

The following table reflects estimated annual amortization expense related to intangible assets as of December 29, 2007:

(in thousands)
2008 (remaining for fiscal year)	$131
2009	175
2010	152

NOTE 4 – COMPREHENSIVE INCOME

The following table reflects the components of comprehensive income, reflected on the Consolidated Balance Sheets, as of December 30, 2006 and December 29, 2007:

	Three months ended
(in thousands)	December 30, 2006	December 29, 2007
Net income	$4,173	$16,362

Gain from foreign currency translation adjustments	1,177	1,549
Unrealized gain (loss) on investments, net of taxes	7	(6)
Unrecognized actuarial net loss	—	(5,749)

Accumulated other comprehensive income (loss)	$1,184	$(4,206)

Comprehensive income	$5,357	$12,156

NOTE 5 – BALANCE SHEET COMPONENTS

The following tables reflect significant balance sheet accounts:

	As of
(in thousands)	September 29, 2007	December 29, 2007
Cash, cash equivalents and short-term investments:
Cash, money market bank deposits and other cash equivalents	$142,309	$114,411
Corporate debt securities	8,262	6,584
Short-term investments	19,339	17,832

	$169,910	$138,827

Accounts and notes receivable:
Customer accounts receivable	$174,617	$195,999
Other accounts receivable (1)	4,608	5,459

	179,225	201,458
Allowance for doubtful accounts	(1,713)	(2,037)

	$177,512	$199,421

Inventories, net:
Raw materials and supplies	$48,136	$53,692
Work in process	13,667	7,786
Finished goods	15,580	16,271

	77,383	77,749
Inventory reserves (2)	(8,428)	(12,557)

	$68,955	$65,192

Property, plant and equipment, net:
Land	$2,385	$2,385
Buildings and building improvements	13,711	14,093
Machinery and equipment	71,377	74,098
Leasehold improvements	11,009	11,339

	98,482	101,915
Accumulated depreciation	(60,529)	(62,432)

	$37,953	$39,483

Accrued expenses:
Wages and benefits	$14,574	$11,825
Inventory purchase commitment accruals	3,156	3,087
Customer advances	2,213	2,779
Contractual commitments on closed facilities	1,722	1,883
Warranty	1,975	1,754
In-transit inventory from vendors and accrued cost of sales	3,197	1,615
Other	10,333	10,416

	$37,170	$33,359

(1)	Included in other accounts receivable as of September 29, 2007 and December 29, 2007 was $4.4 million and $5.3 million, respectively, owed by Dover to the Company related to the Company’s acquisition of the die bonder business (Note 2).
(2)	Inventory reserves as of December 29, 2007 included an additional $3.4 million related to our die bonder and micro electronics group businesses.

NOTE 6 – DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of September 29, 2007 and December 29, 2007:

				(in thousands)
				As of
Rate	Payment Dates of each year	Conversion Price	Maturity Date	September 29, 2007	December 29, 2007

0.500%	May 30 and November 30	$20.33	November 30, 2008	$76,412	$72,412
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	65,000
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000

				$251,412	$247,412

The Company recorded $0.3 million and $0.4 million of amortization expense related to issue costs from its Convertible Subordinated Notes for the three months ended December 30, 2006 and December 29, 2007, respectively.

During the three months ended December 29, 2007, the Company purchased in the open market $4.0 million (face value) of its outstanding 0.5% Convertible Subordinated Notes for net cash of $3.8 million and recognized a net gain of $0.2 million, net of deferred financing costs. In addition, during the three months ended December 29, 2007, the Company’s 0.5% Convertible Subordinated Notes were reclassified to short term as the Notes mature in less than twelve months.

NOTE 7 – SHAREHOLDERS’ EQUITY

Treasury stock

During fiscal 2007, the Company repurchased 4.9 million shares of its common stock for $46.1 million in open market transactions.

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three months ended December 30, 2006 and December 29, 2007.

(in thousands)	Number of Common Shares	Fair Value*
For the three months ended:
December 30, 2006	26	$221
December 29, 2007	34	257

*	Fair value based upon the market price at the time of contribution.

Equity-Based Compensation

As of December 29, 2007, the Company had six equity-based employee compensation plans and three director compensation plans (collectively the “Plans”) under which stock options, performance-based restricted stock or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. In general, stock options vest annually over a three year period. The performance-based restricted stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met. In accordance with the Plans, non-employee directors were granted common stock during the three months ended December 29, 2007.

The following table reflects stock options, performance-based restricted stock and common stock granted during the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(number of shares in thousands)	December 30, 2006	December 29, 2007
Performance-based restricted stock	492	536
Stock options	912	923
Common stock	—	20

Equity-based compensation in shares	1,404	1,479

The following table summarizes equity-based compensation expense, by type of award, included in the Consolidated Statements of Operations during the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(in thousands)	December 30, 2006	December 29, 2007
Performance-based restricted stock	$213	$320
Stock options	1,853	1,744
Common stock	—	180

Equity-based compensation expense	$2,066	$2,244

The following table reflects total equity-based compensation expense, which includes stock options, performance-based restricted stock and common stock, included in the Consolidated Statements of Operations during the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(in thousands)	December 30, 2006	December 29, 2007
Cost of sales	$67	$67
Selling, general and administrative	1,451	1,470
Research and development	548	707

Equity-based compensation expense	$2,066	$2,244

The following table summarizes the unrecognized equity-based compensation expense, by type of award:

	As of		Average remaining contractual life in years
(in thousands)	December 30, 2006	December 29, 2007
Performance-based restricted stock	$2,345	$3,774	2.4
Stock options	6,498	5,962	2.4

Unrecognized equity-based compensation expense	$8,843	$9,736

NOTE 8 – EMPLOYEE BENEFIT PLANS

U.S. Pension Plan

The Company has a non-contributory defined benefit pension plan (the “U.S. pension plan”) covering all U.S. employees who were employed on September 30, 1995. The benefits for this U.S. pension plan were based on the employees’ years of service and the employees’ compensation during the earlier of the three calendar years before retirement or the three years ended December 31, 1995. Effective December 31, 1995, the benefits under the U.S. pension plan were frozen, and therefore, accrued benefits no longer changed as a result of an employee’s length of service or compensation.

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

In July 2007, the Company made a $1.9 million cash contribution to fully fund the U.S. pension plan. The U.S. pension plan subsequently purchased a group annuity contract on a revocable basis, pending approval of the proposed plan termination by the Pension Benefit Guaranty Corporation (“PBGC”) and issuance of a favorable determination letter by the Internal Revenue Service (“IRS”). As of December 29, 2007, the PBGC review period expired, but the IRS determination letter is still pending until the completion of the Company’s discussions with the IRS. Accordingly, there has not been an irrevocable commitment and a settlement has not occurred.

On September 29, 2007, the Company adopted the reporting and disclosure provisions of SFAS 158 which requires, among other things, the recognition of the funded status of each applicable pension plan on the Consolidated Balance Sheet. In accordance with SFAS 158, each over funded pension plan is recognized as an asset and each under funded pension plan is recognized as a liability. The initial impact of implementing SFAS 158 was recorded as a component of accumulated other comprehensive income. Future changes to the funded status will be recognized as a component of comprehensive income similar to the additional minimum pension liability adjustment previously required under SFAS 87.

The following table reflects net periodic pension expense for the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(in thousands)	December 30, 2006	December 29, 2007
Interest expense	$301	$351
Amortization of net loss	192	158
Expected return on plan assets	(377)	(351)

Net periodic pension expense	$116	$158

Other U.S. Plan

The Company has a 401(k) retirement income plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under the 401(k) retirement income plan totaled $0.2 million and $0.3 million during the three months ended December 20, 2006 and December 29, 2007 respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

Switzerland Pension Plan

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

The following table reflects net periodic pension expense for the three months ended December 29, 2007:

(in thousands)	Three months ended December 29, 2007
Service cost	$192
Interest expense	84
Expected return on plan assets	(93)

Net periodic pension expense	$183

NOTE 9 – INCOME TAXES

The provision for income taxes related to income from operations for the three months ended December 29, 2007 of $2.0 million consisted of income tax of $0.2 million for Federal alternative minimum tax on U.S. income, $0.1 million for state income taxes, $0.9 million for taxes from foreign operations and $0.8 million of income tax expense for additional foreign income tax exposures. The alternative minimum tax and state income tax were due primarily to projected U.S. earnings.

The provision for income taxes related to income from operations for the three months ended December 30, 2006 of $0.9 million consisted of income tax of $0.1 million for Federal alternative minimum tax on U.S. income, $0.2 million for state income taxes, $0.2 million for taxes from foreign operations and $0.4 million of income tax expense for additional foreign income tax exposures. The alternative minimum tax and state income tax were due primarily to projected U.S. earnings.

The effective tax rate from operations for the three months ended December 29, 2007 was 10.7%, and differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, increases in deferred taxes for unremitted earnings and increases in tax reserves.

Effective September 30, 2007, the Company adopted the FIN 48 which prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. Upon adoption of FIN 48, the Company recorded a cumulative effect increase to retained earnings of $0.8 million.

After accounting for the cumulative effect increase to retained earnings noted above, the Company’s unrecognized tax benefits were $27.9 million, which includes $2.9 million of accrued interest related to unrecognized income tax benefits recognized as a component of the provision for income taxes. If recognized, the $27.9 million would impact the Company’s effective tax rate.

The Company recognized interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense, and recognized an additional $0.8 million of income tax expense during the three months ended December 29, 2007 related to uncertain tax positions. Included in the amount recognized was $0.7 million related to the accrual of interest expense on various uncertain tax positions.

The Company files U.S. Federal income tax returns, as well as, income tax returns in various state and foreign jurisdictions. For the U.S. Federal income tax returns and most state tax returns, tax years following fiscal 2000 remain subject to examination as a result of the generation of net operating loss carryforwards. The statutes of limitations with respect to the foreign jurisdictions in which the company files vary from jurisdiction to jurisdiction and range from 4 to 6 years.

In October 2007, the tax authority in Israel notified us that it believes withholding and income taxes of approximately $30.5 million, after adjustment for foreign currency changes, are owed by us for the 2002 through 2004 tax years. We do not agree with this assessment and have filed an objection with the tax authority in Israel. Discussions between us and the tax authority in Israel regarding the assessment are expected to begin in fiscal 2008; however, we believe that we have adequate tax reserves for this assessment.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on our results of operations or our financial position.

NOTE 10 – SEGMENT INFORMATION

The following table reflects selected segment information for the three months ended December 30, 2006 and December 29, 2007:

(in thousands)	Equipment Segment	Packaging Materials Segment	Consolidated

Three months ended December 30, 2006:
Net revenue	$58,166	$94,142	$152,308
Cost of sales	33,176	80,413	113,589

Gross profit	24,990	13,729	38,719
Operating expenses	25,194	9,286	34,480

Income (loss) from operations	$(204)	$4,443	$4,239

Segment Assets as of December 30, 2006	$166,999	$243,085	$410,084

	Equipment Segment	Packaging Materials Segment	Consolidated

Three months ended December 29, 2007:
Net revenue	$107,458	$118,792	$226,250
Cost of sales	65,784	101,726	167,510

Gross profit	41,674	17,066	58,740
Operating expenses	31,793	9,483	41,276

Income from operations	$9,881	$7,583	$17,464

Segment Assets as of December 29, 2007	$195,110	$310,738	$505,848

NOTE 11 – EARNINGS PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options, the vesting of performance-based restricted stock and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income.

For the three months ended December 30, 2006 and December 29, 2007, the exercise of dilutive stock options, and the vesting of performance-based restricted stock and conversion of the 1.0% and 0.5% Convertible Subordinated Notes were assumed and $0.3 million of after-tax interest expense related to our 0.5% and 1.0% Convertible Subordinated Notes was added to the Company’s net income to determine diluted EPS.

The following table reconciles the weighted average number of basic shares outstanding and the weighted average number of fully diluted shares outstanding for the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(in thousands)	December 30, 2006	December 29, 2007
Weighted average shares outstanding – Basic	57,301	53,264
Stock options	681	376
Performance-based restricted stock	18	49
0.50 % Convertible Subordinated Notes	6,394	3,674
1.00 % Convertible Subordinated Notes	5,062	5,062
0.875 % Convertible Subordinated Notes	n/a	n/a

Total potentially dilutive securities	12,155	9,161

Weighted average shares outstanding—Diluted	69,456	62,425

For the three months ended December 30, 2006 and December 29, 2007, diluted EPS excludes approximately 4.7 million and 5.2 million potential common shares, respectively. These potential common shares related to certain stock options outstanding with exercise prices greater than the average market price of our common stock for the respective periods.

Diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes since the 0.875% Convertible Subordinated Notes were not convertible.

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

The following table reflects guarantees under the standby letters of credit as of December 29, 2007:

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee

Security for the Company’s gold financing arrangement	Expires June 2008	$20,000
Security for payment of employee health benefits	Expires June 2008	480
Security for payment of employee worker compensation benefits	Expires October 2008	238
Security for customs bond	Expires July 2008	100

		$20,818

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

The following table reflects product warranties included in accrued expenses for the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(in thousands)	December 30, 2006	December 29, 2007
Reserve for product warranty, beginning of period (1)	$2,309	$1,975
Provision for product warranty	304	562
Product warranty costs paid	(503)	(783)

Reserve for product warranty, end of period	$2,110	$1,754

(1)	Includes die bonder reserve for product warranty at date of acquisition.

Concentrations

The following table reflects significant customer concentrations for the three months ended December 30, 2006 and December 29, 2007:

	For the three months ended
	December 30, 2006	December 29, 2007
Customer net revenue as a percentage of Net Revenue
Advanced Semiconductor Engineering	16.4%	19.9%
ST Microelectronics	12.9%	11.9%

Customer accounts receivable as a percentage of Total Accounts Receivable
Advanced Semiconductor Engineering	16.2%	12.8%

No other customer accounted for more than 10% of net revenue or total accounts receivable as of December 30, 2006 or December 29, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 29, 2007 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.

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

OVERVIEW

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

During the three months ended March 29, 2008, we expect net revenue to be approximately $180.0 million, excluding any impact of fluctuations in gold pricing from the December 29, 2007 level. There can be no assurances regarding levels of demand for our products. In addition, we believe historical volatility – both upward and downward – will persist.

Our goal is to be both the technology leader and the lowest cost supplier in each of our major lines of business. Accordingly, we continue to lower our cost structure by consolidating operations, moving certain of our manufacturing to Asia, moving a portion of our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations and we expect to continue to reduce our cost structure, while not diminishing our product quality.

Products and Services

We offer a range of bonding equipment and packaging materials. The following table reflects the percentage of net revenue by business segment for the three months ended December 30, 2006 and December 29, 2007, respectively:

	Three months ended
	December 30, 2006		December 29, 2007
	Net Revenues	% of total net revenue	Net Revenues	% of total net revenue
Equipment	$58,166	38.2%	$107,458	47.5%
Packaging materials	94,142	61.8%	118,792	52.5%

	$152,308	100.0%	$226,250	100.0%

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

IC Die Bonders

Our SwissLine and EasyLine die bonder models are used by our wire bonder customers. We utilize the same competitive strategy for our IC die bonders as we use for our wire bonder business, including developing new models which both improve the productivity of the die bonders and increase the size of the market.

Specialty Die Bonders

Our die bonder product line also includes a series of specialty bonders, consisting of several equipment models based on our die bonder platform. These models are used for various assembly processes including, but not limited to: die sorting, power device assembly, and microelectromechanical systems (MEMS) assembly.

Specialty Wire Bonder

We offer a wafer stud bumper, the AT Premier which is targeted for gold-to-gold interconnect in the flip chip market. With industry-leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

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

RESULTS OF OPERATIONS

Net Revenue

The following table reflects net revenues by business segment for the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(in thousands)	December 30, 2006	December 29, 2007	$ Change	% Change

Equipment	$58,166	$107,458	$49,292	84.7%
Packaging materials	94,142	118,792	24,650	26.2%

	$152,308	$226,250	$73,942	48.5%

Gold metal value included in our Packaging Materials net revenue and cost of sales for the three months ended December 30, 2006 was $71.0 million compared to $91.4 million for the three months ended December 29, 2007.

Our customers are primarily located in or have operations in the Asia/Pacific region. Approximately 96.7% of our net revenue for both three months ended December 30, 2006 and December 29, 2007 was to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenues.

Equipment

The following table reflects the components of Equipment net revenue change between the three months ended December 30, 2006 and December 29, 2007:

	December 30, 2006 vs. December 29, 2007
(in thousands)	Price	Volume	Change
Equipment	$(9,339)	$58,631	$49,292

Equipment segment net revenue was higher due to increased volume and industry-wide demand for back end semiconductor equipment. This increase was partially offset by a decrease in selling prices for our IC ball bonders due to customer mix as we sold a higher proportion of bonders to our subcontractors and distributors during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Packaging Materials

The following table reflects the components of Packaging Materials net revenue change between the three months ended December 30, 2006 and December 29, 2007:

	December 30, 2006 vs. December 29, 2007
(in thousands)	Price	Volume	Change
Packaging materials	$20,298	$4,352	$24,650

For the three months ended December 29, 2007, higher Packaging Materials net revenue was primarily due to a 25.8% increase in the price of gold as compared to the same period a year ago. In addition, net revenue increased due to market share growth in our Tools business as unit sales grew 24.7% from the same period last year.

Gross Profit

The following table reflects gross profit by business segment for the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(dollar amounts in thousands)	December 30, 2006	December 29, 2007	$ Change	% Change

Equipment	$24,990	$41,674	$16,684	66.8%
Packaging materials	13,729	17,066	3,337	24.3%

Total	$38,719	$58,740	$20,021	51.7%

Gross profit as a percentage of net revenue	25.4%	26.0%

The following table reflects gross profit as a percentage of net revenue by business segment:

	Three months ended
	December 30, 2006	December 29, 2007	Basis Point Change

Equipment	43.0%	38.8%	(418)
Packaging materials	14.6%	14.4%	(22)
Total	25.4%	26.0%	54

Equipment

The following table reflects the components of Equipment gross profit change between the three months ended December 30, 2006 and December 29, 2007:

	December 30, 2006 vs. December 29, 2007
(in thousands)	Price	Volume	Change
Equipment	$(9,339)	$26,023	$16,684

For the three months ended December 29, 2007, our Equipment segment gross profit increased 66.8% or $16.7 million to $41.7 million from $25.0 in the same period a year ago. The increase in gross margin was primarily due to increased industry-wide demand for back end semiconductor equipment during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. However, the higher gross profit was partially offset by an 8.3% decrease in the selling price for our IC ball bonders.

In addition, our IC ball bonder gross profit increased due to cost improvements; however, these savings were offset by inventory excess and obsolescence expense related to our IC die bonders and specialty wire bonders.

Packaging Materials

The following table reflects the components of Packaging Materials gross profit change during the three months ended December 30, 2006 to December 29, 2007:

	December 30, 2006 vs. December 29, 2007
(in thousands)	Price	Cost	Volume	Change
Packaging materials	$20,298	$(18,223)	$1,262	$3,337

Gross profit in our Packaging Materials segment increased 24.3% or $3.3 million to $17.1 million during the three months ended December 29, 2007 as compared to the same period in the prior year. The higher gross profit was mainly due to the increased volume in our Tools business, as well as improved utilization of our lower cost factory for Tools.

Operating Expenses

The following table reflects operating expenses during the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(dollar amounts in thousands)	December 30, 2006	December 29, 2007	$ Change	% Change

Selling, general and administrative	$22,655	$26,348	$3,693	16.3%
Research and development	11,825	14,928	3,103	26.2%

Total	$34,480	$41,276	$6,796	19.7%

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended
	December 30, 2006	December 29, 2007	Change

Selling, general and administrative	14.9%	11.6%	-3.2%
Research and development	7.8%	6.6%	-1.2%

Total	22.6%	18.2%	-4.4%

Selling, general and administrative

The $3.7 million increase in selling, general and administrative (“SG&A”) expenses for the three months ended December 29, 2007 compared to the same period last year was primarily due to $1.9 million of incentive compensation and $1.4 million of costs related to our equipment service and support.

Research and development

The $3.1 million increase in research and development expenses during the three months ended December 29, 2007 compared to the same period last year was attributed to expenses related to the development of our next generation of die bonders.

Income from Operations

The following table reflects business segment income (loss) from operations for the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(dollar amounts in thousands)	December 30, 2006	% of net revenue	December 29, 2007	% of net revenue
Equipment	$(204)	-0.4%	$9,881	9.2%
Packaging materials	4,443	4.7%	7,583	6.4%

Total	$4,239	2.8%	$17,464	7.7%

Equipment

For the three months ended December 29, 2007, income from operations for our Equipment segment increased $10.1 million primarily due to increased industry-wide demand for back end semiconductor equipment.

Packaging Materials

For the three months ended December 29, 2007, income from operations for our Packaging Materials segment increased $3.1 million primarily due to the increased volume in our Tools business as well as improved utilization of our lower cost factory for Tools.

Interest Income and Expense

The following table reflects interest income and interest expense for the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(dollar amounts in thousands)	December 30, 2006	December 29, 2007	$ Change	% Change
Interest income	$1,457	$1,569	$112	7.7%
Interest expense	(636)	(872)	(236)	37.1%

The increase in interest income from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 was due to higher rates of return on invested cash balances. In addition, the increase in interest expense during the three months ended December 29, 2007 was attributable to higher interest on our Convertible Subordinated Notes due to the May 2007 issuance of our 0.875% Convertible Subordinated Notes.

Provision for Income Taxes

The provision for income taxes related to income from operations for the three months ended December 29, 2007 of $2.0 million consisted of income tax of $0.2 million for Federal alternative minimum tax on U.S. income, $0.1 million for state income taxes, $0.9 million for taxes from foreign operations and $0.8 million of income tax expense for additional foreign income tax exposures. The alternative minimum tax and state income tax were due primarily to projected U.S. earnings.

The provision for income taxes related to income from operations for the three months ended December 30, 2006 of $0.9 million consisted of income tax of $0.1 million for Federal alternative minimum tax on U.S. income, $0.2 million for state income taxes, $0.2 million for taxes from foreign operations and $0.4 million of income tax expense for additional foreign income tax exposures. The alternative minimum tax and state income tax were due primarily to projected U.S. earnings.

The effective tax rate from operations for the three months ended December 29, 2007 was 10.7%,and differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, increases in deferred taxes for unremitted earnings and increases in tax reserves.

Effective September 30, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. Upon adoption of FIN 48, we recorded a cumulative effect increase to retained earnings of $0.8 million.

After accounting for the cumulative effect increase to retained earnings noted above, our unrecognized tax benefits were $27.9 million, which includes $2.9 million of accrued interest related to unrecognized income tax benefits recognized as a component of the provision for income taxes. If recognized, the $27.9 million would impact our effective tax rate.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense, and recognized an additional $0.8 million of income tax expense during the three months ended December 29, 2007 related to uncertain tax positions. Included in the amount recognized was $0.7 million related to the accrual of interest expense on various uncertain tax positions.

We file U.S. Federal income tax returns, as well as, income tax returns in various state and foreign jurisdictions. For the U.S. Federal income tax returns and most state tax returns, tax years following fiscal 2000 remain subject to examination as a result of the generation of net operating loss carryforwards. The statutes of limitations with respect to the foreign jurisdictions in which the company files vary from jurisdiction to jurisdiction and range from 4 to 6 years.

In October 2007, the tax authority in Israel notified us that it believes withholding and income taxes of approximately $30.5 million, after adjustment for foreign currency changes, are owed by us for the 2002 through 2004 tax years. We do not agree with this assessment and have filed an objection with the tax authority in Israel. Discussions between us and the tax authority in Israel regarding the assessment are expected to begin in fiscal 2008; however, we believe that we have adequate tax reserves for this assessment.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on our results of operations or our financial position.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects cash, cash equivalents and short term investments as of September 29, 2007 and December 29, 2007:

	As of
(dollar amounts in thousands)	September 29, 2007	December 29, 2007
Cash and cash equivalents	$150,571	$120,995
Short-term investments	19,339	17,832

Total	$169,910	$138,827

Percentage of total assets	33.1%	27.4%

The following table reflects summary Consolidated Statement of Cash Flow information for the three months ended December 30, 2006 and December 29, 2007:

	Three months ended
(in thousands)	December 30, 2006	December 29, 2007
Cash provided by (used in):
Operating activities	$11,298	$(24,525)
Investing activities	(17,591)	(1,271)
Financing activities	1,037	(3,624)
Effect of exchange rate changes on cash and cash equivalents	151	212

Net cash provided by (used in) continuing operations	(5,105)	(29,208)

Net cash used in discontinued operations	(964)	(368)

Changes in cash and cash equivalents	$(6,069)	$(29,576)

Net cash used in operating activities (from continuing operations) during the three months ended December 29, 2007 of $24.5 million was primarily attributed to: increases in accounts receivable and prepaid expenses mainly related to our gold wire business of $27.3 million; net income, net of non-cash adjustments, of $26.2 million, and; accounts payable and accrued expense decreases of $25.5 million.

Net cash used in investing activities of $1.3 million during the three months ended December 29, 2007 primarily consisted of $11.4 million purchase of investments classified as available-for-sale and $2.8 million purchase of property, plant and equipment partially offset by $12.9 million maturities of investments classified as available-for-sale.

Net cash used in financing activities of $3.6 million during the three months ended December 29, 2007 primarily consisted of $3.8 million net payments on debt partially offset by $0.2 million of proceeds from the exercise of stock options.

Net cash used in discontinued operations for December 29, 2007 represents facility payments related to our former Test business.

During the next twelve months, we expect to generate cash from our operations and through a reduction in our working capital. We expect our remaining fiscal 2008 capital expenditures to be approximately $7.0 million to $12.0 million, and will be primarily used for the implementation of a new worldwide software system and for our operations infrastructure at our Asia/Pacific locations. We may continue to use our excess cash to purchase Convertible Subordinated Notes prior to maturity, purchase shares of our common stock in open market transactions, and/or fund our future growth opportunities.

We do not see any significant declines in gold price in the next quarter and are currently estimating about $95.0 million of gold pass-through in the March quarter. To manage working capital associated with projected gold purchases for our Packaging Materials segment, we may enter into gold forward contracts in the future.

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 29, 2007 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of December 29, 2007:

		Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations:
Current portion of long-term debt	$72,412	$72,412	$—	$—	$—
Long-term debt	175,000	—	65,000	110,000	—

Total Obligations and Commitments reflected on the Consolidated Financial Statements	$247,412	$72,412	$65,000	$110,000	$—

Contractual Obligations:
Interest expense related to debt	$6,213	$1,481	$3,123	$1,609	$—
Operating lease obligations *	33,022	5,228	7,984	6,560	13,250
Inventory Purchase obligations	45,849	45,849	—	—	—

Commercial Commitments:
Gold supply agreement	22,659	22,659	—	—	—
Standby Letters of Credit	818	818	—	—	—

Total Obligations and Commitments not reflected on the Consolidated Financial Statements	$108,561	$76,035	$11,107	$8,169	$13,250

*	Does not include lease extension options, if applicable.

The following table reflects Convertible Subordinated Notes as of December 29, 2007:

Type	Maturity Date	Par Value (in thousands)	Fair Value as of December 29, 2007 (quoted market price, in thousands)	Standard & Poor’s rating
0.5 % Convertible Subordinated Notes	November 30, 2008	$72,412	$68,429	B-
1.0 % Convertible Subordinated Notes	June 30, 2010	$65,000	$56,875	B-
0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$89,650	Not rated

In addition to the obligations identified in the above table, the following long-term liabilities are recorded in our Consolidated Balance Sheet as of December 29, 2007: long-term income taxes payable of $24.9 million; obligation to our Switzerland pension plan of $3.6 million; post employment foreign severance obligations of $3.2 million; and operating lease retirement obligations of $1.3 million. Exclusive of our U.S. pension plan, which is discussed below, timing of the ultimate payment of these obligations was uncertain at December 29, 2007.

Benefits under our U.S. non-contributory defined benefit pension plan were frozen as of December 31, 1995. During fiscal 2007, we sought the necessary government approvals to transfer the plan’s assets and obligations to an insurance carrier, and we made a $1.9 million cash contribution to fully fund the plan. We expect the plan termination to be completed in fiscal 2008. Participant benefits will not be adversely impacted by the termination of this plan. When the termination is completed, we expect to recognize a one-time non-cash pre-tax expense of approximately $9.2 million associated with recognizing unamortized net losses.

Our operating lease obligations as of December 29, 2007 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration (not including lease extension options, if applicable). Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The gold supply financing guarantee includes gold inventory purchases we are obligated to pay for upon shipment of fabricated gold to our customers. In lieu of security deposits, we support this guarantee with letters of credit from an uncommitted credit facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value of financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We are currently evaluating the potential impact of SFAS 157 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to: (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income similar to the additional minimum pension liability adjustment previously required under SFAS No. 87, Employers Accounting for Pensions. The requirements listed under (i) and (iii) above were effective for annual fiscal years ending after December 15, 2006, and the requirement listed under (ii) above is effective as of December 31, 2008. The adoption of SFAS 158 did not have a material impact on our consolidated results of operations and financial condition in fiscal 2007, and is not expected to have a material impact on our consolidated results of operations and financial condition in fiscal 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the potential impact of SFAS 159 on our consolidated results of operations and financial condition.

The FASB has issued a proposed Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion. If adopted, FSP APB 14-a would require separate accounting for the debt and equity components of the security. Under the proposed FSP APB 14-a, the value assigned to the debt at the time of issuance (the “debt component”) would be its estimated fair value, based on a similar debt issue without the conversion feature. The difference between the debt component and the par value of the debt would be accounted for as an original discount and included in stockholder’s equity as paid-in capital (the “equity component”). The original issue discount would be amortized to interest expense over the life of the debt, with a corresponding accretion of the debt component to its par value. If the proposed FSP APB 14-a is adopted, we would be required to adopt it as of the beginning of fiscal 2009, with retrospective application to financial statements for periods prior to the date of adoption. FSP APB 14-a has not been finalized, and the actual requirements under FSP APB 14-a may be modified prior to its final adoption. We cannot predict whether or not the FASB will adopt the proposed FSP APB 14-a, and cannot predict the adoption of any other changes in generally accepted accounting principals that may affect the accounting for convertible debt securities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to create greater consistency with the International Accounting Standards Board in the accounting and financial reporting of business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be adopted prospectively for business combinations occurring after the adoption date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for as an equity transaction. SFAS No. 160 applies to fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. We are currently evaluating the potential impact of SFAS 160 on our consolidated financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (such as corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects on the Company of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of December 29, 2007, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $17.8 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 29, 2007, the fair market value of the portfolio would decline by less than $100,000.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. In addition, our operation in Switzerland has translation exposure from the U.S. dollar to its functional currency the Swiss Franc. Based on our overall currency rate exposure as of December 29, 2007, we do not believe that a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar would have a material impact on our financial position, results of operations or cash flows. Our board has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2007 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the three months ended December 29, 2007 that may have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A.	RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 29, 2007 filed with the Securities and Exchange Commission.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 5, 2008	By: /s/ MAURICE E. CARSON
Maurice E. Carson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)