Form 10-Q
period 2008-03-29
KULICKE & SOFFA INDUSTRIES INC
filed 2008-05-06
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-121

KULICKE AND SOFFA INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1498399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005 VIRGINIA DRIVE, FORT WASHINGTON, PENNSYLVANIA 19034

(Address of principal executive offices)

(215) 784-6000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, there were 53,516,309 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

March 29, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

		(Unaudited)
	September 29, 2007	March 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$150,571	$151,747
Restricted cash	—	10,000
Short-term investments	19,339	9,379
Accounts and notes receivable, net of allowance for doubtful accounts of $1,713 and $1,420, respectively	177,512	158,097
Inventories, net	68,955	71,168
Prepaid expenses and other current assets	14,201	15,911
Deferred income taxes	3,631	3,518

Total current assets	434,209	419,820

Property, plant and equipment, net	37,953	41,372
Goodwill	33,212	32,393
Intangible assets	500	524
Other assets	6,726	7,003

TOTAL ASSETS	$512,600	$501,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$72,412
Accounts payable	82,615	51,887
Accrued expenses	37,170	31,643
Income taxes payable	22,665	400

Total current liabilities	142,450	156,342

Long-term debt	251,412	175,000
Deferred income taxes	23,148	23,042
Other liabilities	12,335	39,415

Total liabilities	429,345	393,799

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued—none	—	—
Common stock, no par value:
Authorized 200,000 shares; issued 58,128 and 58,370, respectively; outstanding 53,218 and 53,459 shares, respectively	288,714	293,165
Treasury stock, at cost, 4,910 shares	(46,118)	(46,118)
Accumulated deficit	(154,094)	(143,059)
Accumulated other comprehensive income (loss)	(5,247)	3,325

Total shareholders’ equity	83,255	107,313

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,600	$501,112

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Net revenue	$142,714	$176,340	$295,022	$402,590

Cost of sales	111,033	140,832	224,622	308,342

Gross profit	31,681	35,508	70,400	94,248

Selling, general and administrative	21,906	20,879	44,561	47,227
Research and development	12,530	16,115	24,355	31,043
U.S. pension plan termination	—	9,152	—	9,152

Total operating expenses	34,436	46,146	68,916	87,422

Income (loss) from operations	(2,755)	(10,638)	1,484	6,826
Interest income	1,509	1,191	2,966	2,760
Interest expense	(604)	(885)	(1,240)	(1,757)
Gain on extinguishment of debt	—	—	—	170

Income (loss) from operations before income taxes	(1,850)	(10,332)	3,210	7,999
Provision (benefit) for income taxes	364	(4,198)	1,251	(2,229)

Net income (loss)	$(2,214)	$(6,134)	$1,959	$10,228

Net income (loss) per share:
Basic	$(0.04)	$(0.11)	$0.03	$0.19

Diluted	$(0.04)	$(0.11)	$0.03	$0.17

Weighted average shares outstanding:
Basic	57,580	53,384	57,441	53,324
Diluted	57,580	53,384	58,229	62,225

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	March 31, 2007	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,959	$10,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
U.S. pension plan termination	—	9,152
Depreciation and amortization	4,766	5,061
Equity-based compensation and non-cash employee benefits	3,473	4,133
Provision for doubtful accounts	736	138
Gain on early extinguishment of debt	—	(170)
Provision for inventory valuation	1,806	4,080
Deferred taxes	57	(3,648)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	1,481	21,674
Inventory	(4,202)	(4,362)
Prepaid expenses and other assets	(2,184)	557
Accounts payable and accrued expenses	(3,447)	(37,640)
Income taxes payable	(1,697)	1,063
Other, net	(777)	585

Net cash provided by continuing operations	1,971	10,851
Net cash used in discontinued operations	(2,211)	(733)

Net cash provided by (used in) operating activities	(240)	10,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	14,298	30,751
Purchases of investments classified as available-for-sale	(17,732)	(20,756)
Purchases of property, plant and equipment	(2,307)	(4,805)
Changes in restricted cash, net	1,973	(10,000)
Purchase of Alphasem, net of $1,111 cash acquired	(28,247)	—

Net cash used in investing activities	(32,015)	(4,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	2,583	319
Payments on borrowings	—	(3,831)

Net cash provided by (used in) financing activities	2,583	(3,512)
Effect of exchange rate changes on cash and cash equivalents	235	(620)

Changes in cash and cash equivalents	(29,437)	1,176
Cash and cash equivalents, beginning of period	133,967	150,571

Cash and cash equivalents, end of period	$104,530	$151,747

CASH PAID FOR:
Interest	$650	$984
Income taxes	$2,833	$4,152

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Consolidation

These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”), with appropriate elimination of intercompany balances and transactions.

Fiscal Year

Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth fiscal quarter in each year (and the fiscal year) will end on the Saturday closest to September 30th. The fiscal 2007 quarters ended on December 30, 2006, March 31, 2007, June 30, 2007 and September 29, 2007. The fiscal 2008 quarters end on December 29, 2007, March 29, 2008, June 28, 2008 and September 27, 2008. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

Nature of Business

The Company designs, manufactures and markets capital equipment and packaging materials as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences periodic downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, packaging materials such as those sold by the Company. Over time, these downturns and slowdowns have also adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of September 29, 2007 and March 29, 2008 consisted primarily of short term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government, financial institutions, and corporations. The Company does not have any exposure to sub-prime financial instruments or auction rate securities. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and packaging materials to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Write-offs of uncollectible accounts have historically not been significant.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value of financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the potential impact of SFAS 157 on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial condition.

The FASB has issued a proposed Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion. If adopted, FSP APB 14-a would require separate accounting for the debt and equity components of the security. Under the proposed FSP APB 14-a, the value assigned to the debt at the time of issuance (the “debt component”) would be its estimated fair value, based on a similar debt issue without the conversion feature. The difference between the debt component and the par value of the debt would be accounted for as an original discount and included in stockholder’s equity as paid-in capital (the “equity component”). The original issue discount would be amortized to interest expense over the life of the debt, with a corresponding accretion of the debt component to its par value. If the proposed FSP APB 14-a is adopted, the Company would be required to adopt it as of the beginning of fiscal 2010, with retrospective application to financial statements for periods prior to the date of adoption. FSP APB 14-a has not been finalized, and the actual requirements under FSP APB 14-a may be modified prior to its final adoption. The Company cannot predict whether or not the FASB will adopt the proposed FSP APB 14-a, and cannot predict the adoption of any other changes in generally accepted accounting principals that may affect the accounting for convertible debt securities. If adopted, FSP APB 14-a will have a material impact on the Company’s consolidated results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the potential impact of SFAS 161 on its financial statements and related disclosures.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful lives. The Company performed its annual impairment test in the fourth quarter of fiscal 2007 and no impairment charge was required. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. No triggering events occurred during the six months ended March 29, 2008 that would indicate the fair value of goodwill or intangible assets may be below their carrying values. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142, Goodwill and Other Intangible Assets, and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

The following table reflects goodwill as of September 29, 2007 and March 29, 2008:

	As of
(in thousands)	September 29, 2007	March 29, 2008
Packaging Materials segment	$29,684	$29,684
Equipment segment	3,528	2,709

	$33,212	$32,393

The decrease in Equipment segment goodwill from September 29, 2007 to March 29, 2008 was due to the final valuation of inventory acquired in connection with the acquisition of the die bonder business.

Intangible assets with determinable lives are amortized over their estimated useful lives of one to five years. The Company’s intangible assets consisted of die bonder trademarks and developed technology.

The following table reflects the intangible assets as of September 29, 2007 and March 29, 2008:

	As of
(in thousands)	September 29, 2007	March 29, 2008
Trademarks and technology licenses	$660	$832
Accumulated amortization	(160)	(308)

Net	$500	$524

The increase in intangible assets from September 29, 2007 to March 29, 2008 was due to exchange rate changes as the intangible assets are valued in Swiss francs.

The following table reflects estimated annual amortization expense related to intangible assets as of March 29, 2008:

(in thousands)
2008 (remaining for fiscal year)	$109
2009	218
2010	197

$524

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss) for the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Net income (loss)	$(2,214)	$(6,134)	$1,959	$10,228

Gain (loss) from foreign currency translation adjustments	(301)	309	876	1,205
Unrealized (gain) loss on investments, net of taxes	(11)	8	(4)	—
Minimum pension liability adjustment, net of tax	(8)	—	(8)	—
Unrecognized actuarial net loss, Switzerland pension plan	—	1,467	—	1,467
Unrecognized actuarial net loss, U.S. pension plan	—	—	—	153
Reclassification adjustment related to U.S. pension plan termination, net of tax	—	5,749	—	5,749

Other comprehensive income (loss)	$(320)	$7,533	$864	$8,574

Comprehensive income (loss)	$(2,534)	$1,399	$2,823	$18,802

The following table reflects accumulated other comprehensive income (loss) reflected on the Consolidated Balance Sheets as of September 29, 2007 and March 29, 2008:

(in thousands)	As of
	September 29, 2007	March 29, 2008
Gain from foreign currency translation adjustments	$653	$1,858
Unrealized (gain) loss on investments, net of taxes	2	—
Unrecognized actuarial net gain (loss), net of taxes	(5,902)	1,467

Accumulated other comprehensive income (loss)	$(5,247)	$3,325

NOTE 4 – BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts:

(in thousands)	As of
	September 29, 2007	March 29, 2008
Cash, cash equivalents, restricted cash and short-term investments:
Cash, money market bank deposits and other cash equivalents	$142,309	$142,664
Corporate debt securities (available-for-sale)	8,262	9,083
Restricted cash	—	10,000
Short-term investments	19,339	9,379

	$169,910	$171,126

Accounts and notes receivable:
Customer accounts receivable	$174,617	$154,039
Other accounts receivable	4,608	5,478

	179,225	159,517
Allowance for doubtful accounts	(1,713)	(1,420)

	$177,512	$158,097

Inventories, net:
Raw materials and supplies	$48,136	$52,308
Work in process	13,667	8,682
Finished goods	15,580	18,527

	77,383	79,517
Inventory reserves	(8,428)	(8,349)

	$68,955	$71,168

Property, plant and equipment, net:
Land	$2,385	$2,880
Buildings and building improvements	13,711	14,750
Machinery and equipment	71,377	80,227
Leasehold improvements	11,009	11,028

	98,482	108,885
Accumulated depreciation	(60,529)	(67,513)

	$37,953	$41,372

Accrued expenses:
Wages and benefits	$14,574	$9,988
Inventory purchase commitment accruals	3,156	3,645
Customer advances	2,213	2,356
In-transit inventory from vendors and accrued cost of sales	3,197	1,881
Contractual commitments on closed facilities	1,722	1,532
Warranty	1,975	1,408
Other	10,333	10,833

	$37,170	$31,643

Other liabilities:
Long-term income taxes payable	$—	$27,173
Post employment foreign severance obligations	3,013	3,576
Facility accrual related to discontinued operations	3,539	2,997
Switzerland pension plan obligation	2,953	2,623
Operating lease retirement obligations	1,595	1,762
Other	1,235	1,284

	$12,335	$39,415

NOTE 5 – DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of September 29, 2007 and March 29, 2008:

Rate	Payment Dates of each year	Conversion Price	Maturity Date	(in thousands)
				As of
				September 29, 2007	March 29, 2008
0.500%	May 30 and November 30	$20.33	November 30, 2008	$76,412	$72,412
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	65,000
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000

				$251,412	$247,412

The following table reflects amortization expense related to issue costs from the Company’s Subordinated Convertible Notes for the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Amortization expense related to issue costs	$277	$378	$584	$756

During the three months ended December 29, 2007, the Company purchased in the open market $4.0 million (face value) of its outstanding 0.5% Convertible Subordinated Notes for net cash of $3.8 million and recognized a net gain of $0.2 million, net of deferred financing costs. The Company’s 0.5% Convertible Subordinated Notes are classified as short term since the Notes mature in less than twelve months.

NOTE 6 – SHAREHOLDERS’ EQUITY

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three and six months ended March 31, 2007 and March 29, 2008.

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Number of common shares	44	74	70	108
Fair value *	$392	$417	$613	$674

*	Fair value based upon the market price at the time of contribution.

Equity-Based Compensation

As of March 29, 2008, the Company had seven equity-based employee compensation plans and three director compensation plans (collectively the “Plans”) under which stock options, performance-based restricted stock or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. In accordance with the Plans, non-employee directors were granted common stock during the three and six months ended March 29, 2008. In general, stock options vest annually over a three year period. The performance-based restricted stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met.

The following table reflects stock options, performance-based restricted stock and common stock granted during the three and six months ended March 31, 2007 and March 29, 2008:

(number of shares in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Performance-based restricted stock	—	—	492	536
Stock options	223	17	1,135	940
Common stock	—	28	—	48

Equity-based compensation in shares	223	45	1,627	1,524

The following table summarizes equity-based compensation expense, by type of award, included in the Consolidated Statements of Operations during the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Performance-based restricted stock	$203	$351	$416	$670
Stock options	590	684	2,443	2,429
Common stock	—	180	—	360

Equity-based compensation expense	$793	$1,215	$2,859	$3,459

The following table reflects total equity-based compensation expense, which includes stock options, performance-based restricted stock and common stock, included in the Consolidated Statements of Operations during the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Cost of sales	$66	$62	$133	$129
Selling, general and administrative	377	844	1,828	2,314
Research and development	350	309	898	1,016

Equity-based compensation expense	$793	$1,215	$2,859	$3,459

The following table summarizes the unrecognized equity-based compensation expense, by type of award:

	As of		Average remaining contractual life in years as of
(in thousands)	March 31, 2007	March 29, 2008	March 29, 2008
Performance-based restricted stock	$2,080	$3,357	2.2
Stock options	6,189	5,148	2.2

Unrecognized equity-based compensation expense	$8,269	$8,505

NOTE 7 – EMPLOYEE BENEFIT PLANS

U.S. Pension Plan

The Company had a non-contributory defined benefit pension plan (the “U.S. pension plan”) covering all U.S. employees who were employed on September 30, 1995. The benefits for this U.S. pension plan were based on the employees’ years of service and the employees’ compensation during the earlier of the three calendar years before retirement or the three years ended December 31, 1995. Effective December 31, 1995, the benefits under the U.S. pension plan were frozen, and therefore, accrued benefits no longer changed as a result of an employee’s length of service or compensation.

In February 2007, the Company’s Board of Directors approved the termination of the U.S. pension plan. Participant benefits were not adversely impacted by this termination, and in July 2007, the Company made a $1.9 million cash contribution to fully fund the U.S. pension plan. The U.S. pension plan subsequently purchased a group annuity contract on a revocable basis, pending approval of the proposed plan termination by the Pension Benefit Guaranty Corporation (“PBGC”) and issuance of a favorable determination letter by the Internal Revenue Service (“IRS”). The PBGC review period expired and on March 26, 2008, the Company received a favorable determination letter from the IRS. Accordingly, the group annuity contract became irrevocable, a termination of the U.S. pension plan occurred, and the Company recognized one-time non-cash expense of $9.2 million, offset by a $3.5 million tax benefit, associated with recognizing unamortized actuarial losses.

On September 29, 2007, the Company adopted the reporting and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”) which requires, among other things, the recognition of the funded status of each applicable pension plan on the Consolidated Balance Sheet. In accordance with SFAS 158, each over funded pension plan is recognized as an asset and each under funded pension plan is recognized as a liability. The initial impact of implementing SFAS 158 was recorded as a component of accumulated other comprehensive income. Future changes to the funded status will be recognized as a component of comprehensive income similar to the additional minimum pension liability adjustment previously required under SFAS 87.

The following table reflects net periodic pension expense for the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Interest expense	$336	$351	$637	$702
Amortization of net loss, including termination charge	168	9,152	360	9,310
Expected return on plan assets	(412)	(351)	(789)	(702)

Net periodic pension expense	$92	$9,152	$208	$9,310

Other U.S. Plan

The Company has a 401(k) retirement income plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under the 401(k) retirement income plan totaled $0.4 million during both the three months ended March 31, 2007 and March 29, 2008, and $0.6 million and $0.7 million during the six months ended March 31, 2007 and March 29, 2008, respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

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

The following table reflects net periodic pension expense for the three and six months ended March 29, 2008:

(in thousands)	Three months ended March 29, 2008	Six months ended March 29, 2008
Service cost	$192	$428
Interest expense	84	213
Expected return on plan assets	(93)	(206)
Amortization of net gain	—	(12)

Net periodic pension expense	$183	$423

NOTE 8 – INCOME TAXES

The benefit for income taxes for the six months ended March 29, 2008 of $2.2 million consisted of income tax of $0.2 million for Federal alternative minimum tax on U.S. income, $0.6 million for taxes from foreign operations and $0.5 million of income tax expense for additional foreign income tax exposures, offset by a benefit of $3.5 million for the tax effect of the termination of the U.S. pension plan. The alternative minimum tax was primarily due to projected U.S. earnings.

The provision for income taxes for the six months ended March 31, 2007 of $1.3 million consisted of income tax of $0.1 million for Federal alternative minimum tax on U.S. income, $0.1 million for state income taxes, $0.2 million for taxes from foreign operations and $0.9 million of income tax expense for additional foreign income tax exposures. The alternative minimum tax and state income tax were primarily due to projected U.S. earnings.

The effective tax rate for the six months ended March 29, 2008 was a benefit of 27.9%. The effective income tax rate differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, increases in deferred taxes for unremitted earnings, the tax effect of the termination of the U.S. pension plan and increases in tax reserves.

Effective September 30, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with FASB Statement 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. Upon adoption of FIN 48, the Company recorded a cumulative effect increase to retained earnings of $0.8 million.

After accounting for the cumulative effect as an increase to retained earnings noted above, the Company’s unrecognized tax benefits were $27.9 million, which includes $2.9 million of accrued interest related to unrecognized income tax benefits recognized as a component of the provision for income taxes. If recognized, the $27.9 million would impact the Company’s effective tax rate. For the six months ended March 29, 2008, the unrecognized tax benefits increased primarily due to changes in foreign currency by $3.6 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

The Company files U.S. Federal income tax returns, as well as income tax returns in various state and foreign jurisdictions. For the U.S. Federal income tax returns and most state tax returns, tax years following fiscal 2000 remain subject to examination as a result of the generation of net operating loss carryforwards. The statutes of limitations with respect to the foreign jurisdictions in which the company files vary from jurisdiction to jurisdiction and range from 4 to 6 years.

In October 2007, the tax authority in Israel notified the Company that it believes withholding and income taxes of approximately 117.3 million Israeli shekels, with a value of $29.0 million as of the assessment date, are owed by the Company for the 2002 through 2004 tax years. As of March 29, 2008, the assessment is valued at $33.2 million after adjustment for foreign currency changes. The Company does not agree with this assessment and filed an objection with the tax authority in Israel. Discussions between the Company and the tax authority in Israel regarding the assessment are expected to begin in fiscal 2008; however, the Company believes that it has adequate tax reserves for this assessment.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on its results of operations or our financial position.

NOTE 9 – SEGMENT INFORMATION

The following table reflects selected business segment information for the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)
Three months ended March 31, 2007:	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$49,049	$93,665	$142,714
Cost of sales	29,422	81,611	111,033

Gross profit	19,627	12,054	31,681
Operating expenses	26,065	8,371	34,436

Income (loss) from operations	$(6,438)	$3,683	$(2,755)

Six months ended March 31, 2007:	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$107,215	$187,807	$295,022
Cost of sales	62,598	162,024	224,622

Gross profit	44,617	25,783	70,400
Operating expenses	51,259	17,657	68,916

Income (loss) from operations	$(6,642)	$8,126	$1,484

Segment Assets at March 31, 2007	$195,333	$216,840	$412,173

Three months ended March 29, 2008:	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$57,560	$118,780	$176,340
Cost of sales	34,796	106,036	140,832

Gross profit	22,764	12,744	35,508
Operating expenses	26,154	10,840	36,994
U.S. pension plan termination	9,152	—	9,152

Income (loss) from operations	$(12,542)	$1,904	$(10,638)

Six months ended March 29, 2008:	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$165,018	$237,572	$402,590
Cost of sales	100,580	207,762	308,342

Gross profit	64,438	29,810	94,248
Operating expenses	57,947	20,323	78,270
U.S. pension plan termination	9,152	—	9,152

Income (loss) from operations	$(2,661)	$9,487	$6,826

Segment Assets at March 29, 2008	$222,122	$278,990	$501,112

NOTE 10 – EARNINGS PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options, the vesting of performance-based restricted stock and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. Diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes since the 0.875% Convertible Subordinated Notes were not convertible as of March 29, 2008.

The following table reflects after-tax interest expense related to the Company’s 0.5% and 1.0% Convertible Subordinated Notes which was added to net income to determine diluted EPS for the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
After-tax interest expense	*	*	*	$509

*	Conversion of Convertible Subordinated Notes and the related after-tax interest expense was not assumed since effect would have been anti-dilutive.

The following table reconciles weighted average basic shares outstanding and weighted average fully diluted shares outstanding for the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Weighted average shares outstanding—Basic	57,580	53,384	57,441	53,324
Stock options	—	—	743	274
Performance-based restricted stock	—	—	45	3
0.50 % Convertible Subordinated Notes	—	—	—	3,562
1.00 % Convertible Subordinated Notes	—	—	—	5,062
0.875 % Convertible Subordinated Notes	n/a	n/a	n/a	n/a

Total potentially dilutive securities	—	—	788	8,901

Weighted average shares outstanding—Diluted	57,580	53,384	58,229	62,225

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive, for the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Potentially dilutive shares related to:
Stock options	4,943	7,232	4,171	6,914
Performance-based restricted stock	73	—	—	—
Convertible Subordinated Notes	11,456	8,624	11,456	—

	16,472	15,856	15,627	6,914

NOTE 11 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has secured standby letters of credit for employee benefit programs and a customs bond, and its wire manufacturing subsidiaries have issued a guarantee for payment under its gold supply financing arrangement. The guarantee for the gold supply financing arrangement is secured by the assets of the Company’s wire manufacturing subsidiaries including restricted cash of $10.0 million and contains restrictions on net worth, ratio of total liabilities to net worth, ratio of earnings before interest, taxes and depreciation to interest expense and ratio of current assets to current liabilities.

The following table reflects guarantees under the standby letters of credit as of March 29, 2008:

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security for the Company’s gold financing arrangement *	Expires March 2009	$35,000
Security for payment of employee health benefits	Expires June 2008	480
Security for payment of employee worker compensation benefits	Expires October 2008	238
Security for customs bond	Expires July 2008	100

		$35,818

*	The amended gold financing arrangement now requires restricted cash of $10.0 million which is reflected on the Consolidated Balance Sheet.

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

The following table reflects product warranty activity for the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Three months ended		Six months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Reserve for product warranty, beginning of period *	$2,110	$1,754	$2,309	$1,975
Provision for product warranty expense	840	222	1,143	784
Product warranty costs incurred	(863)	(568)	(1,365)	(1,351)

Reserve for product warranty, end of period	$2,087	$1,408	$2,087	$1,408

*	Includes die bonder reserve for product warranty at date of acquisition for the die bonder business for six months ended March 31, 2007.

Concentrations

The following table reflects significant customer concentrations for the six months ended March 31, 2007 and March 29, 2008:

	For the six months ended
	March 31, 2007	March 29, 2008
Customer net revenue as a percentage of Net Revenue
ST Microelectronics	13.6%	16.3%
Advanced Semiconductor Engineering	16.1%	15.6%

Customer accounts receivable as a percentage of total Accounts Receivable
ST Microelectronics	10.4%	16.7%
Advanced Semiconductor Engineering	15.7%	8.0%

No other customer accounted for more than 10% of net revenue or total accounts receivable as of March 31, 2007 or March 29, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During the three months ended June 28, 2008, we expect net revenue to be approximately $183.0 million including $100.0 million of gold metal value. There can be no assurances regarding levels of demand for our products. In addition, we believe historical volatility – both upward and downward – will persist.

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

Products and Services

We offer a range of bonding equipment and packaging materials. The following table reflects the percentage of net revenue by business segment for the three and six months ended March 31, 2007 and March 29, 2008, respectively:

	Three months ended				Six months ended
	March 31, 2007		March 29, 2008		March 31, 2007		March 29, 2008
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Equipment	$49,049	34.4%	$57,560	32.6%	$107,215	36.3%	$165,018	41.0%
Packaging materials	93,665	65.6%	118,780	67.4%	187,807	63.7%	237,572	59.0%

	$142,714	100.0%	$176,340	100.0%	$295,022	100.0%	$402,590	100.0%

Our Equipment segment sales have been, and are expected to remain highly volatile due to the semiconductor industry’s cyclical need for new capability and capacity. This is further influenced by the customer mix of subcontractors and Integrated Device Manufacturers (IDM). Subcontractor customers tend to drive the volatility due to their larger volume purchases; however, we receive lower average selling prices due to the high volume purchases and different configurations of these machines.

Packaging Materials unit sales tend to be less volatile than Equipment sales as these products represent consumable purchases for our customers and volumes follow the trend of total semiconductor interconnect unit production. However, gold metal value represents a significant portion of net revenue in our Packaging Materials segment. Fluctuations in gold prices can have a significant impact on Packaging Material net revenue as higher gold prices increase net revenue but decrease gross margin.

Equipment

We manufacture and market a line of wire bonders and die bonders. Wire and die bonders are sold to many of the same customers. Wire bonders are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Die bonders are used to attach a die to the package which will house the device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our wire bonding equipment is capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our principal products are:

Integrated Circuit (“IC”) Ball Bonders

•

Automatic IC ball bonders represent a majority of our semiconductor equipment business. As part of our competitive strategy, we seek to continually improve our models and periodically introduce new or improved models of our IC ball bonders. Each new or improved model is designed to increase both productivity and process capability compared to the predecessor model.

•

In March 2008, we introduced the Power Series IConnPS ball bonder, which replaces our Maxum Ultra ball bonder and improves IC inter-connect performance with expanded technology that addresses advanced packaging requirements, copper wire bonding, and ultra fine pitch capability.

•

The new ConnXPS ball bonder replaces our Maxum Elite ball bonder. The ConnXPS is engineered to provide optimal manufacturing capabilities for the lower pin count IC market and the rapidly growing LED market.

IC Die Bonders

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

Specialty Wire Bonders

We offer a wafer level stud bumper, the AT Premier which is targeted for gold-to-gold interconnect in the flip chip market. With industry-leading speed and technology, the machine lowers the cost of ownership for stud bumping, enabling a wider range of applications than previously served. We also manufacture and market a line of manual wire bonders.

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

Expendable Tools

Our expendable tools include a wide variety of capillaries, wedges, die collets and wafer saw blades. These tools are developed for a broad range of semiconductor packaging applications. Capillaries and wedges attach the wire to the semiconductor chip, guide the wire during loop formation, attach the wire to the package substrate and finally cut the wire allowing the bonding process to be repeated. Die collets are used on die bonding equipment to pick up and place die onto lead frames or substrates. Saw blades are used to cut silicon wafers into individual semiconductor die.

RESULTS OF OPERATIONS

Net Revenue

The following table reflects net revenue by business segment for the three and six months ended March 31, 2007 and March 29, 2008:

	(dollar amounts in thousands)
	Three months ended				Six months ended
	March 31, 2007	March 29, 2008	$ Change	% Change	March 31, 2007	March 29, 2008	$ Change	% Change
Equipment	$49,049	$57,560	$8,511	17.4%	$107,215	$165,018	$57,803	53.9%
Packaging Materials	93,665	118,780	25,115	26.8%	187,807	237,572	49,765	26.5%

	$142,714	$176,340	$33,626	23.6%	$295,022	$402,590	$107,568	36.5%

Gold metal value included in our Packaging Materials net revenue and cost of sales for the three and six months ended March 29, 2008 were $95.2 million and $186.6 million, respectively, compared to $71.6 million and $142.6 million for the three and six months ended March 31, 2007, respectively.

Our customers are primarily located or have operations in the Asia/Pacific region. Approximately 95.7% and 96.6% of our net revenue for the six months ended March 31, 2007 and March 29, 2008, respectively, was to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.

Equipment

The following table reflects components of the change in Equipment net revenue during the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	March 31, 2007 vs. March 29, 2008
	Three months ended			Six months ended
	Price	Volume	Change	Price	Volume	Change
Equipment	$3,211	$5,300	$8,511	$(4,101)	$61,904	$57,803

For the three months ended March 29, 2008, net revenue for our Equipment segment increased 17.4% to $57.6 million from $49.0 million in the same period a year ago. The increase in revenue was mainly due to increased IC ball bonder volume. Selling prices for our IC ball bonders increased due to change in customer mix. This was partially offset by lower volumes in our IC die bonder and specialty wire bonder businesses.

For the six months ended March 29, 2008, net revenue for our Equipment segment increased 53.9% to $165.0 million from $107.2 million in the same period a year ago. The increase in net revenue was mainly due to increased IC ball bonder volume. This increase was partially offset by a decrease in selling prices of our IC ball bonders due to customer mix as we sold a higher proportion of bonders to our subcontractors during the first quarter of fiscal 2008.

Packaging Materials

The following table reflects components of the change in Packaging Materials net revenue during the three and six months ended March 31, 2007 and March 29, 2008:

(in thousands)	March 31, 2007 vs. March 29, 2008
	Three months ended			Six months ended
	Price	Volume	Change	Price	Volume	Change
Packaging Materials	$28,216	$(3,101)	$25,115	$48,443	$1,322	$49,765

For the three months ended March 29, 2008, net revenue for our Packaging Materials segment increased 26.8% from $93.7 million to $118.8 million in the same period a year ago. The increase in revenue was primarily due to a 41.2% increase in the price of gold as compared to the same period a year ago. In addition, net revenue increased due to growth in our Tools business as unit sales grew 15.1% from the same period last year. This is due to both an increase in market share as well as increased industry wide demand. However, gold wire volumes fell by 7.8% as the company consciously reduced share with customers who have high working capital requirements. Also, capillary average selling prices fell 3.8% over the same period due to customer mix.

For the six months ended March 29, 2008, net revenue increased 26.5% from $187.8 million to $237.6 million in the same period a year ago. The increase in revenue was primarily due to a 33.1% increase in the price of gold as compared to the same period a year ago. In addition, net revenue increased due to growth in our Tools business as unit sales grew 20.0% from the same period last year. This is due to both an increase in market share as well as increased industry wide demand. However, gold wire volumes fell by 2.3% as the company consciously reduced share with customers who have high working capital requirements.

Gross Profit

The following table reflects gross profit by business segment for the three and six months ended March 31, 2007 and March 29, 2008:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 31, 2007	March 29, 2008	$ Change	% Change	March 31, 2007	March 29, 2008	$ Change	% Change
Equipment	$19,627	$22,764	$3,137	16.0%	$44,617	$64,438	$19,821	44.4%
Packaging Materials	12,054	12,744	690	5.7%	25,783	29,810	4,027	15.6%

Total gross profit	$31,681	$35,508	$3,827	12.1%	$70,400	$94,248	$23,848	33.9%

The following table reflects gross profit as a percentage of net revenue by business segment:

	Three months ended			Six months ended
	March 31, 2007	March 29, 2008	Basis Point Change	March 31, 2007	March 29, 2008	Basis Point Change
Equipment	40.0%	39.5%	(47)	41.6%	39.0%	(257)
Packaging materials	12.9%	10.7%	(214)	13.7%	12.5%	(118)
Total	22.2%	20.1%	(206)	23.9%	23.4%	(45)

Equipment

The following table reflects components of the change in Equipment gross profit during the three and six months ended March 31, 2007 and March 29, 2008:

	March 31, 2007 vs. March 29, 2008
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	Change	Price	Cost	Volume	Change
Equipment	$3,211	$(764)	$690	$3,137	$(4,101)	$(2,344)	$26,266	$19,821

For the three months ended March 29, 2008, our Equipment segment gross profit increased 16.0% or $3.1 million to $22.8 million from $19.6 million in the same period a year ago. The increase in gross profit was primarily due to higher selling prices from our IC ball bonders with more options and features.

For the six months ended March 29, 2008, our Equipment segment gross profit increased 44.4% or $19.8 million to $64.4 million from $44.6 million in the same period a year ago. The increase in gross profit was primarily due to increased volume for our IC ball bonders. However, the higher gross profit was partially offset by a decrease in selling prices for our IC ball bonders due to customer mix as we sold a higher proportion of bonders to our subcontractors during the first quarter of fiscal 2008.

In addition, our Equipment segment gross margin decreased due to inventory excess and obsolescence expense related to our IC die bonders and specialty wire bonders in the first quarter of fiscal 2008, as a result of declining forecasted sales volumes.

Packaging Materials

The following table reflects components of the change in Packaging Materials gross profit during the three and six months ended March 31, 2007 and March 29, 2008:

	March 31, 2007 vs. March 29, 2008
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	Change	Price	Cost	Volume	Change
Packaging Materials	$28,217	$(27,450)	$(77)	$690	$48,444	$(45,557)	$1,140	$4,027

Gross profit in our Packaging Materials segment increased 5.7% or $0.7 million from $12.1 million to $12.7 million during the three months ended March 29, 2008 as compared to the same period in the prior year. The higher gross profit was mainly due to increased prices in our Wire business, in addition to higher volumes in our Tools business. Overall margins dropped from 12.9% to 10.7% mostly due to higher gold prices as well as lower selling prices in our Tools business due to customer mix.

Gross profit in our Packaging Materials segment increased 15.6% or $4.0 million from $25.8 million to $29.8 million during the six months ended March 29, 2008 as compared to the same period in the prior year. The higher gross profit was mainly due to increased prices in our Wire business, in addition to higher volumes in our Tools business. Overall margins dropped from 13.7% to 12.5% due to higher gold prices.

Operating Expenses

The following table reflects operating expenses during the three and six months ended March 31, 2007 and March 29, 2008:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 31, 2007	March 29, 2008	$ Change	% Change	March 31, 2007	March 29, 2008	$ Change	% Change
Selling, general and administrative	$21,906	$20,879	$(1,027)	-4.7%	$44,561	$47,227	$2,666	6.0%
Research and development, net	12,530	16,115	3,585	28.6%	24,355	31,043	6,688	27.5%
U.S. pension plan termination	—	9,152	9,152	100.0%	—	9,152	9,152	100.0%

	$34,436	$46,146	$11,710	34.0%	$68,916	$87,422	$18,506	26.9%

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended			Six months ended
	March 31, 2007	March 29, 2008	Change	March 31, 2007	March 29, 2008	Change
Selling, general and administrative	15.3%	11.8%	-3.5%	15.1%	11.7%	-3.4%
Research and development	8.8%	9.1%	0.4%	8.3%	7.7%	-0.5%
U.S. pension plan termination	—	5.2%	5.2%	—	2.3%	2.3%

Total	24.1%	26.2%	2.0%	23.4%	21.7%	-1.6%

Selling, general and administrative

The $1.0 million decrease for the three months ended March 29, 2008 as compared to the same period last year was primarily due to foreign currency fluctuations. The year to date increase of $2.7 million was primarily due to higher incentive compensation of $2.1 million and equipment sales service and support of $1.9 million, partially offset by $1.0 million of lower severance costs.

Research and development

Research and development expense for the three and six months ended March 29, 2008 increased $3.6 million and $6.7 million, respectively, from the same periods a year ago. Both increases were mostly attributed to expenses related to the development of our next generation of die bonders.

U.S. Pension Plan termination

For the three and six months ended March 29, 2008, operating expenses included a one-time, non-cash expense of $9.2 million related to the termination of the U.S. pension plan.

Income (loss) from operations

The following table reflects business segment income (loss) from operations for the three and six months ended March 31, 2007 and March 29, 2008:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 31, 2007	% of Net revenue	March 29, 2008	% of Net revenue	March 31, 2007	% of Net revenue	March 29, 2008	% of Net revenue
Equipment	$(6,438)	-13.1%	$(12,542)	-21.8%	$(6,642)	-6.2%	$(2,661)	-1.6%
Packaging Materials	3,683	3.9%	1,904	1.6%	8,126	4.3%	9,487	4.0%

	$(2,755)	-1.9%	$(10,638)	-6.0%	$1,484	0.5%	$6,826	1.7%

Equipment

For the three months ended March 29, 2008, loss from operations for our Equipment segment increased $6.1 million compared to the same period a year ago. The increase was primarily due to the one-time, non-cash expense of $9.2 million related to the termination of the U.S. pension plan, partially offset by gross margin improvements due to higher average selling prices for our IC ball bonders.

For the six months ended March 29, 2008, loss from operations for our Equipment segment decreased $4.0 million compared to the same period a year ago. The decrease was due to demand for our IC ball bonders. This amount was offset by the one-time, non-cash expense of $9.2 million related to the termination of the U.S. pension plan as well as $6.7 million of research and development costs primarily attributed to expenses related to the development of our next generation of die bonders.

Packaging Materials

For the three months ended March 29, 2008, income from operations for our Packaging Materials segment decreased $1.8 million compared to the same period a year ago. The decrease was mostly due to foreign currency losses of $2.1 million offset by the higher margins due to higher prices in our Wire business and increased volumes in our Tools business.

For the six months ended March 29, 2008, income from operations for our Packaging Materials segment increased $1.4 million compared to the same period a year ago. The increase was primarily due to the higher prices in our Wire business and increased volume in our Tools business offset by foreign currency losses of $2.4 million.

Interest Income and Expense

The following table reflects interest income and interest expense for the three and six months ended March 31, 2007 and March 29, 2008:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 31, 2007	March 29, 2008	$ Change	% Change	March 31, 2007	March 29, 2008	$ Change	% Change
Interest income	$1,509	$1,191	$(318)	-21.1%	$2,966	$2,760	$(206)	-6.9%
Interest expense	(604)	(885)	(281)	46.5%	(1,240)	(1,757)	(517)	41.7%

The decrease in interest income for the three and six months ended March 29, 2008 was due to lower rates of return on invested cash balances compared to the same periods in fiscal 2007. In addition, the increase in interest expense during the three and six months ended March 29, 2008 was attributable to higher interest on our Convertible Subordinated Notes due to the issuance in May 2007 of our 0.875% Convertible Subordinated Notes compared to the same periods last year.

Provision for Income Taxes

The benefit for income taxes for the six months ended March 29, 2008 of $2.2 million consisted of income tax of $0.2 million for Federal alternative minimum tax on U.S. income, $0.6 million for taxes from foreign operations and $0.5 million of income tax expense for additional foreign income tax exposures, offset by a benefit of $3.5 million for the tax effect of the termination of the U.S. pension plan. The alternative minimum tax was primarily due to projected U.S. earnings.

The provision for income taxes for the six months ended March 31, 2007 of $1.3 million consisted of income tax of $0.1 million for Federal alternative minimum tax on U.S. income, $0.1 million for state income taxes, $0.2 million for taxes from foreign operations and $0.9 million of income tax expense for additional foreign income tax exposures. The alternative minimum tax and state income tax were primarily due to projected U.S. earnings.

The effective tax rate for the six months ended March 29, 2008 was a benefit of 27.9%. The effective income tax rate differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, increases in deferred taxes for unremitted earnings, the tax effect of the termination of the U.S. pension plan and increases in tax reserves.

Effective September 30, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with FASB Statement 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. Upon adoption of FIN 48, we recorded a cumulative effect increase to retained earnings of $0.8 million.

After accounting for the cumulative effect as an increase to retained earnings noted above, our unrecognized tax benefits were $27.9 million, which includes $2.9 million of accrued interest related to unrecognized income tax benefits recognized as a component of the provision for income taxes. If recognized, the $27.9 million would impact our effective tax rate. For the six months ended March 29, 2008, the unrecognized tax benefits increased primarily due to changes in foreign currency of $3.6 million.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

We file U.S. Federal income tax returns, as well as income tax returns in various state and foreign jurisdictions. For the U.S. Federal income tax returns and most state tax returns, tax years following fiscal 2000 remain subject to examination as a result of the generation of net operating loss carryforwards. The statutes of limitations with respect to the foreign jurisdictions in which we file vary from jurisdiction to jurisdiction and range from 4 to 6 years.

In October 2007, the tax authority in Israel notified us that it believes withholding and income taxes of approximately 117.3 million Israeli shekels, with a value of $29.0 million as of the assessment date, are owed by us for the 2002 through 2004 tax years. As of March 29, 2008, the assessment is valued at $33.2 million after adjustment for foreign currency changes. We do not agree with this assessment and filed an objection with the tax authority in Israel. Discussions between us and the tax authority in Israel regarding the assessment are expected to begin in fiscal 2008; however, we believe that we have adequate tax reserves for this assessment.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on our results of operations or our financial position.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects cash, cash equivalents, restricted cash and short term investments as of September 29, 2007 and March 29, 2008:

(dollar amounts in thousands)	As of
	September 29, 2007	March 29, 2008
Cash and cash equivalents	$150,571	$151,747
Restricted cash	—	10,000
Short-term investments	19,339	9,379

Total	$169,910	$171,126

Percentage of total assets	33.1%	34.1%

The following table reflects summary Consolidated Statement of Cash Flow information for the six months ended March 31, 2007 and March 29, 2008:

(in thousands)	Six months ended
	March 31, 2007	March 29, 2008
Cash provided by (used in):
Operating activities	$1,971	$10,851
Investing activities	(32,015)	(4,810)
Financing activities	2,583	(3,512)
Effect of exchange rate changes on cash and cash equivalents	235	(620)

Net cash provided by (used in) continuing operations	(27,226)	1,909

Net cash used in discontinued operations	(2,211)	(733)

Changes in cash and cash equivalents	$(29,437)	$1,176

Net cash provided by operating activities (from continuing operations) during the six months ended March 29, 2008 of $10.9 million was primarily attributed to: a decrease in accounts receivable of $21.7 million offset by a decrease in accounts payable and accrued expenses of $37.6 million and an increase in inventory of $4.4 million; net non-cash adjustments of $18.7 million, and; net income of $10.2 million. Changes in accounts receivable, accounts payable and inventory are due to volatility of our sales and related inventory purchases.

Net cash used in investing activities of $4.8 million during the six months ended March 29, 2008 primarily consisted of $20.8 million purchase of investments classified as available-for-sale and $4.8 million purchase of property, plant and equipment partially offset by $30.8 million maturities of investments classified as available-for-sale. In addition, restricted cash increased $10.0 million to support of our gold financing arrangement.

Net cash used in financing activities of $3.5 million during the six months ended March 29, 2008 consisted of $3.8 million net payments on debt partially offset by $0.3 million of proceeds from the exercise of stock options.

Net cash used in discontinued operations for March 29, 2008 represents facility payments related to our former Test business.

During the next twelve months, we expect to generate cash from our operations and through a reduction in our working capital. We expect our remaining fiscal 2008 capital expenditures to be approximately $7.0 million to $11.0 million, and will be primarily used for the implementation of a new worldwide software system and for our operations infrastructure at our Asia/Pacific locations. We may continue to use our excess cash to purchase Convertible Subordinated Notes prior to maturity, purchase shares of our common stock in open market transactions, and/or fund our future growth opportunities.

We do not expect any significant declines in gold price in the next quarter and are currently estimating about $100.0 million of gold pass-through in the June quarter. To manage working capital associated with projected gold purchases for our Packaging Materials segment, we may enter into gold forward contracts in the future.

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 29, 2008 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of March 29, 2008:

(in thousands)	Total	Payments due by period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations:
Current portion of long-term debt	$72,412	$72,412	$—	$—	$—
Long-term debt	175,000	—	65,000	110,000	—

Total Obligations and Commitments reflected on the Consolidated Financial Statements	$247,412	$72,412	$65,000	$110,000	$—

Contractual Obligations:
Interest expense related to debt	$5,720	$987	$3,123	$1,610	$—
Operating lease obligations *	34,902	3,645	9,635	7,079	14,543
Inventory Purchase obligations	36,266	36,266	—	—	—
Commercial Commitments:
Gold supply agreement	19,507	19,507	—	—	—
Standby Letters of Credit	818	818	—	—	—

Total Obligations and Commitments not reflected on the Consolidated Financial Statements	$97,213	$61,223	$12,758	$8,689	$14,543

*	Does not include lease extension options, if applicable.

The following table reflects Convertible Subordinated Notes as of March 29, 2008:

Type	Maturity Date	Par Value (in thousands)	Fair Value as of March 29, 2008 (quoted market price, in thousands)	Standard & Poor’s rating
0.5 % Convertible Subordinated Notes	November 30, 2008	$72,412	$68,429	B+
1.0 % Convertible Subordinated Notes	June 30, 2010	$65,000	$53,625	B+
0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$77,550	Not rated

In addition to the obligations identified in the above table, the following long-term liabilities are recorded in our Consolidated Balance Sheet as of March 29, 2008: long-term income taxes payable of $27.2 million; post employment foreign severance obligations of $3.6 million; obligation to our Switzerland pension plan of $2.6 million; facility accruals related to discontinued operations of $3.0 million and operating lease retirement obligations of $1.8 million.

Our operating lease obligations as of March 29, 2008 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration (not including lease extension options, if applicable). Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The gold supply financing guarantee includes gold inventory purchases we are obligated to pay for upon shipment of fabricated gold to our customers. In lieu of security deposits, we support this guarantee with letters of credit from an uncommitted credit facility and cash margin posting.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value of financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the potential impact of SFAS 157 on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the potential impact of SFAS 159 on our consolidated results of operations and financial condition.

The FASB has issued a proposed Staff Position (“FSP”) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion. If adopted, FSP APB 14-a would require separate accounting for the debt and equity components of the security. Under the proposed FSP APB 14-a, the value assigned to the debt at the time of issuance (the “debt component”) would be its estimated fair value, based on a similar debt issue without the conversion feature. The difference between the debt component and the par value of the debt would be accounted for as an original discount and included in stockholder’s equity as paid-in capital (the “equity component”). The original issue discount would be amortized to interest expense over the life of the debt, with a corresponding accretion of the debt component to its par value. If the proposed FSP APB 14-a is adopted, we would be required to adopt it as of the beginning of fiscal 2010, with retrospective application to financial statements for periods prior to the date of adoption. FSP APB 14-a has not been finalized, and the actual requirements under FSP APB 14-a may be modified prior to its final adoption. We cannot predict whether or not the FASB will adopt the proposed FSP APB 14-a, and cannot predict the adoption of any other changes in generally accepted accounting principals that may affect the accounting for convertible debt securities. If adopted, FSP APB 14-a will have a material impact on our consolidated results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the potential impact of SFAS 161 on our financial statements and related disclosures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (such as corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects on the Company of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of March 29, 2008, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $9.4 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 29, 2008, the fair market value of the portfolio would decline by less than $100,000.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations due to remeasurement of the net monetary assets of our Israel and Singapore operations’ local currencies into the location’s functional currency, the U.S. dollar. In addition, our operation in Switzerland has translation exposure from the U.S. dollar to its functional currency the Swiss Franc. Based on our overall currency rate exposure as of March 29, 2008, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our board has granted management with authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2008 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the six months ended March 29, 2008 that may have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 29, 2007 filed with the Securities and Exchange Commission.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Shareholders was held on February 12, 2008. At this meeting, Brian R. Bachman was reelected to our Board of Directors for a term expiring at the 2012 Annual Meeting of Shareholders. In such election, 46,899,068 votes were cast for Mr. Bachman. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed by the holders of 1,138,788 shares at the 2008 Annual Meeting of Shareholders withheld authority to vote for Mr. Bachman.

Also at the meeting, 28,394,324 shares were voted in favor of the proposal to approve the 2008 Equity Plan for Non-Employee Directors, and 3,056,476 shares were voted against such proposal. Proxies filed by the holders of 89,202 shares at the 2008 Annual Meeting of Shareholders instructed the proxy holders to abstain from voting on such proposal. The broker non-votes totaled 16,497,854 for this proposal.

Lastly, 47,359,496 shares were voted in favor of the reappointment of PricewaterhouseCoopers LLP as independent accountants of the Company to serve until the 2009 Annual Meeting of Shareholders, and 543,800 shares were voted against such proposal. Proxies filed by the holders of 134,560 shares at the 2008 Annual Meeting of Shareholders instructed the proxy holders to abstain from voting on such proposal.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 6, 2008	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)