Form 10-Q
period 2008-06-28
KULICKE & SOFFA INDUSTRIES INC
filed 2008-08-06
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

As of August 1, 2008, there were 53,619,507 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

June 28, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 29, 2007	(Unaudited) June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$150,571	$164,196
Restricted cash	—	10,000
Short-term investments	19,339	8,560
Accounts and notes receivable, net of allowance for doubtful accounts of $1,713 and $1,581, respectively	177,512	146,138
Inventories, net	68,955	71,326
Prepaid expenses and other current assets	14,201	16,438
Deferred income taxes	3,631	3,533

Total current assets	434,209	420,191

Property, plant and equipment, net	37,953	40,763
Goodwill	33,212	32,393
Intangible assets	500	469
Other assets	6,726	6,663

TOTAL ASSETS	$512,600	$500,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$72,412
Accounts payable	82,615	54,176
Accrued expenses	37,170	29,383
Income taxes payable	22,665	278

Total current liabilities	142,450	156,249
Long-term debt	251,412	175,000
Deferred income taxes	23,148	22,860
Other liabilities	12,335	40,260

Total liabilities	429,345	394,369

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued - none	—	—
Common stock, no par value:
Authorized 200,000 shares; issued 58,128 and 58,488, respectively; outstanding 53,218 and 53,578 shares, respectively	288,714	294,802
Treasury stock, at cost, 4,910 shares	(46,118)	(46,118)
Accumulated deficit	(154,094)	(144,856)
Accumulated other comprehensive income (loss)	(5,247)	2,282

Total shareholders’ equity	83,255	106,110

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,600	$500,479

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Net revenue	$168,625	$180,119	$463,647	$582,709
Cost of sales	125,832	143,380	350,454	451,722

Gross profit	42,793	36,739	113,193	130,987

Selling, general and administrative	25,106	23,099	69,667	70,326
Research and development	12,711	15,440	37,066	46,483
U.S. pension plan termination	—	—	—	9,152

Total operating expenses	37,817	38,539	106,733	125,961

Income (loss) from operations	4,976	(1,800)	6,460	5,026
Interest income	1,827	968	4,793	3,728
Interest expense	(712)	(850)	(1,952)	(2,607)
Gain on extinguishment of debt	—	—	—	170

Income (loss) from operations before income taxes	6,091	(1,682)	9,301	6,317
Provision (benefit) for income taxes	571	115	1,822	(2,114)

Net income (loss)	$5,520	$(1,797)	$7,479	$8,431

Net income (loss) per share:
Basic	$0.10	$(0.03)	$0.13	$0.16

Diluted	$0.08	$(0.03)	$0.12	$0.15

Weighted average shares outstanding:
Basic	56,456	53,528	57,112	53,392
Diluted	68,951	53,528	69,460	62,297

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	June 30, 2007	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,479	$8,431
Adjustments to reconcile net income to net cash provided by operating activities:
U.S. pension plan termination	—	9,152
Depreciation and amortization	7,440	7,469
Equity-based compensation and non-cash employee benefits	5,614	5,544
Provision for doubtful accounts	774	323
Gain on early extinguishment of debt	—	(170)
Provision for inventory valuation	1,078	4,207
Deferred taxes	80	(3,753)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	(3,838)	32,960
Inventories	(9,521)	(5,127)
Prepaid expenses and other assets	(7,676)	(395)
Accounts payable and accrued expenses	7,793	(36,402)
Income taxes payable	(1,712)	1,303
Other, net	(1,187)	705

Net cash provided by continuing operations	6,324	24,247
Net cash used in discontinued operations	(2,730)	(1,204)

Net cash provided by operating activities	3,594	23,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	25,349	40,136
Purchases of investments classified as available-for-sale	(28,229)	(29,311)
Purchases of property, plant and equipment	(3,737)	(6,425)
Changes in restricted cash, net	1,973	(10,000)
Purchase of Alphasem, net of $1,111 cash acquired	(28,247)	—

Net cash used in investing activities	(32,891)	(5,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	3,685	544
Payments on borrowings	—	(3,831)
Net proceeds from debt offering	106,956	—
Purchase of treasury stock	(40,118)	—

Net cash provided by (used in) financing activities	70,523	(3,287)
Effect of exchange rate changes on cash and cash equivalents	155	(531)

Changes in cash and cash equivalents	41,381	13,625
Cash and cash equivalents, beginning of period	133,967	150,571

Cash and cash equivalents, end of period	$175,348	$164,196

CASH PAID FOR:
Interest	$1,300	$1,971
Income taxes	$3,426	$4,478

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

The consolidated financial statements are unaudited with the exception of the September 29, 2007 consolidated balance sheet which was derived from the audited financial statements included in the Company’s Fiscal 2007 Annual Report on Form 10-K.

Fiscal Year

Each of the Company’s first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth fiscal quarter in each year (and the fiscal year) ends on the Saturday closest to September 30th. The fiscal 2007 quarters ended on: December 30, 2006, March 31, 2007, June 30, 2007 and September 29, 2007. The fiscal 2008 quarters end on: December 29, 2007, March 29, 2008, June 28, 2008 and September 27, 2008. In fiscal years consisting of 53 weeks, the fourth quarter has 14 weeks.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill, valuation allowances for deferred tax assets, deferred tax liabilities for undistributed earnings of certain foreign subsidiaries, tax contingencies, pension benefit liabilities, warranty expense and liabilities, equity-based compensation and litigation. Actual results could differ from those estimated.

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of September 29, 2007 and June 28, 2008 consisted primarily of short term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and packaging materials to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Write-offs of uncollectible accounts have historically not been significant. We are also exposed to foreign currency fluctuations that impact the remeasurement of the net monetary assets of our operations whose functional currencies differ from their respective local currencies, most notably in Israel and Singapore. In addition, our operations in Switzerland and China have translation exposure from the U.S. dollar to their respective functional currencies.

Recent Accounting Pronouncements

SFAS 157

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

SFAS 159

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

SFAS 141(R)

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for as an equity transaction. SFAS 160 applies to fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. The Company is currently evaluating the potential impact of SFAS 160 on its consolidated results of operations and financial condition.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect SFAS 161 to have a significant impact on its financial statements and related disclosures.

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of FSP 142-3 on its consolidated results of operations and financial condition.

FSP APB 14-1

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion (“APB”) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will adopt FSP APB 14-1 beginning fiscal 2010. Due to the terms of the Company’s 0.875% Subordinated Convertible Notes, the adoption of FSP APB 14-1 will have a significant impact on the Company’s consolidated results of operations.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval by the Public Company Accounting Oversight Board of amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 does not change but clarifies existing guidance; therefore, the Company does not expect SFAS 162 to have a significant impact on the preparation of its consolidated financial statements.

NOTE 2 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful lives. The Company performed its annual impairment test in the fourth quarter of fiscal 2007 and no impairment charge was required. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit or its intangible assets below their respective carrying values. During the nine months ended June 28, 2008, no triggering events occurred that would indicate the fair value of goodwill or intangible assets may be below their carrying values. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142, and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

The following table reflects goodwill as of September 29, 2007 and June 28, 2008:

	As of
(in thousands)	September 29, 2007	June 28, 2008
Packaging Materials segment	$29,684	$29,684
Equipment segment	3,528	2,709

	$33,212	$32,393

The decrease in Equipment segment goodwill from September 29, 2007 to June 28, 2008 was due to the final valuation of inventory acquired in connection with the acquisition of the die bonder business.

Intangible assets with determinable lives are amortized over their estimated useful lives of one to five years. The Company’s intangible assets consisted of die bonder trademarks and developed technology.

The following table reflects the intangible assets as of September 29, 2007 and June 28, 2008:

	As of
(in thousands)	September 29, 2007	June 28, 2008
Trademarks and technology licenses	$660	$821
Accumulated amortization	(160)	(352)

Net	$500	$469

The increase in intangible assets from September 29, 2007 to June 28, 2008 was due to exchange rate changes as the intangible assets are carried in Swiss francs.

The following table reflects estimated annual amortization expense related to intangible assets as of June 28, 2008:

(in thousands)
2008 (remaining for fiscal year)	$54
2009	217
2010	198

$469

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss) for the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Net income (loss)	$5,520	$(1,797)	$7,479	$8,431

Gain (loss) from foreign currency translation	(379)	(1,000)	494	205
Unrealized (gain) loss on investments, net of taxes	(27)	(5)	(31)	(5)
Minimum pension liability adjustment, net of tax	119	—	111	—
Unrecognized actuarial net (gain) loss, Switzerland pension plan	—	(40)	—	1,427
Unrecognized actuarial net loss, U.S. pension plan	—	—	—	153
Reclassification adjustment related to U.S. pension plan termination, net of tax	—	—	—	5,749

Other comprehensive income (loss)	$(287)	$(1,045)	$574	$7,529

Comprehensive income (loss)	$5,233	$(2,842)	$8,053	$15,960

The following table reflects accumulated other comprehensive income (loss) reflected on the Consolidated Balance Sheets as of September 29, 2007 and June 28, 2008:

	As of
(in thousands)	September 29, 2007	June 28, 2008
Gain from foreign currency translation adjustments	$653	$858
Unrealized (gain) loss on investments, net of taxes	2	(3)
Unrecognized actuarial net gain (loss), net of taxes	(5,902)	1,427

Accumulated other comprehensive income (loss)	$(5,247)	$2,282

NOTE 4 – BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts:

	As of
(in thousands)	September 29, 2007	June 28, 2008
Cash, cash equivalents, restricted cash and short-term investments:
Cash, money market bank deposits and other cash equivalents	$142,309	$160,536
Corporate debt securities classified as cash equivalents	8,262	3,660
Restricted cash	—	10,000
Short-term investments	19,339	8,560

	$169,910	$182,756

Accounts and notes receivable:
Customer accounts receivable	$174,617	$141,999
Other accounts receivable	4,608	5,720

	179,225	147,719
Allowance for doubtful accounts	(1,713)	(1,581)

	$177,512	$146,138

Inventories, net:
Raw materials and supplies	$48,136	$51,410
Work in process	13,667	12,237
Finished goods	15,580	15,774

	77,383	79,421
Inventory reserves	(8,428)	(8,095)

	$68,955	$71,326

Property, plant and equipment, net:
Land	$2,385	$2,816
Buildings and building improvements	13,711	14,530
Machinery and equipment	71,377	79,683
Leasehold improvements	11,009	11,099

	98,482	108,128
Accumulated depreciation	(60,529)	(67,365)

	$37,953	$40,763

Accrued expenses:
Wages and benefits	$14,574	$10,809
Inventory purchase commitment accruals	3,156	3,526
In-transit inventory from vendors and accrued cost of sales	3,197	1,756
Customer advances	2,213	1,638
Contractual commitments on closed facilities	1,722	1,568
Other	12,308	10,086

	$37,170	$29,383

Other liabilities:
Long-term income taxes payable	$—	$28,542
Post employment foreign severance obligations	3,013	3,329
Facility accrual related to discontinued operations	3,539	2,806
Switzerland pension plan obligation	2,953	2,607
Operating lease retirement obligations	1,595	1,788
Other	1,235	1,188

	$12,335	$40,260

NOTE 5 – DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of September 29, 2007 and June 28, 2008:

				(in thousands)
				As of
Rate	Payment Dates of each year	Conversion Price	Maturity Date	September 29, 2007	June 28, 2008
0.500%	May 30 and November 30	$20.33	November 30, 2008	$76,412	$72,412
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	65,000
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000

				$251,412	$247,412

The following table reflects amortization expense related to issue costs from the Company’s Subordinated Convertible Notes for the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Amortization expense related to issue costs	$304	$362	$889	$1,119

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

NOTE 6 – SHAREHOLDERS’ EQUITY

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three and nine months ended June 30, 2007 and June 28, 2008.

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Number of common shares	26	40	96	148
Fair value *	$249	$236	$862	$910

*	Fair value based upon the market price at the time of contribution.

Equity-Based Compensation

As of June 28, 2008, the Company had seven equity-based employee compensation plans and three director compensation plans (collectively the “Plans”) under which stock options, performance-based restricted stock or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant.

The following table reflects the weighted-average assumptions for the Black-Scholes option pricing model used to estimate the fair value of stock options granted to employees for the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Expected dividend yield	NA	NA	NA	NA
Expected stock price volatility	58.03%	51.18%	58.03%	51.18%
Risk-free interest rate	4.56%	4.24%	4.56%	4.24%
Expected life (in years)	5	5	5	5

Based upon the terms of each grant, stock options vest annually over a range of three to five years. The following table reflects employee stock option activity for the nine months ended June 28, 2008:

	Number of options (in thousands)	Weighted average exercise price	Average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Options outstanding as of September 29, 2007	7,009	$10.05	5.2	$6,038
Granted	944	8.66
Exercised	(129)	4.23		1,083
Terminated or cancelled	(967)	12.75

Options outstanding as of June 28, 2008	6,857	$9.59	5.2	$2,039

As of June 28, 2008:
Options vested and expected to vest	5,720	$9.84	4.6	$2,014

Options exercisable	4,810	$10.16	4.0	$2,002

In the money exercisable options	4,060

Performance-based restricted stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met. The following table reflects performance-based restricted stock activity for the nine months ended June 28, 2008:

Number of shares (in thousands)
Performance-based restricted stock outstanding as of September 29, 2007	472
Granted	536
Terminated or cancelled	(55)

Performance-based restricted stock outstanding as of June 28, 2008	953

The following table reflects the number of stock options, performance-based restricted stock and shares of common stock granted during the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(number of shares in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Performance-based restricted stock	—	—	492	536
Stock options	30	4	1,165	944
Common stock	20	36	20	84

Equity-based compensation in shares	50	40	1,677	1,564

The following table summarizes equity-based compensation expense, by type of award, included in the Consolidated Statements of Operations during the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Performance-based restricted stock	$199	$388	$615	$1,058
Stock options	1,515	608	3,958	3,037
Common stock	180	180	180	540

Equity-based compensation expense	$1,894	$1,176	$4,753	$4,635

The following table reflects total equity-based compensation expense, which includes stock options, performance-based restricted stock and common stock, included in the Consolidated Statements of Operations during the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Cost of sales	$58	$58	$191	$187
Selling, general and administrative	1,488	884	3,316	3,198
Research and development	348	234	1,246	1,250

Equity-based compensation expense	$1,894	$1,176	$4,753	$4,635

The following table summarizes the unrecognized equity-based compensation expense, by type of award:

	As of		Average remaining contractual life in years as of June 28, 2008
(in thousands)	June 30, 2007	June 28, 2008
Performance-based restricted stock	$1,846	$2,933	2.0
Stock options	5,061	4,283	2.0

Unrecognized equity-based compensation expense	$6,907	$7,216

NOTE 7 – EMPLOYEE BENEFIT PLANS

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

In February 2007, the Company’s Board of Directors approved the termination of the U.S. pension plan. Participant benefits were not adversely impacted by this termination, and in July 2007, the Company made a $1.9 million cash contribution to fully fund the U.S. pension plan. The U.S. pension plan subsequently purchased a group annuity contract on a revocable basis, pending approval of the proposed plan termination by the Pension Benefit Guaranty Corporation (“PBGC”) and issuance of a favorable determination letter by the Internal Revenue Service (“IRS”). The PBGC review period expired and on March 26, 2008, the Company received a favorable determination letter from the IRS. Accordingly, during the three months ended March 29, 2008, the group annuity contract became irrevocable, a termination of the U.S. pension plan occurred, and the Company recognized one-time non-cash expense of $9.2 million, offset by a $3.5 million tax benefit, associated with recognizing unamortized actuarial losses.

The following table reflects net periodic pension expense for the U.S. Pension Plan for the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Interest expense	$318	$—	$956	$702
Amortization of net loss, including termination charge	180	—	539	9,310
Expected return on plan assets	(394)	—	(1,183)	(702)

Net periodic pension expense	$104	$—	$312	$9,310

Other U.S. Plan

The Company has a 401(k) retirement income plan. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under the 401(k) retirement income plan totaled $0.2 million during both the three months ended June 30, 2007 and June 28, 2008, and $0.9 million during both the nine months ended June 30, 2007 and June 28, 2008 and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

Switzerland Pension Plan

In accordance with U.S. generally accepted accounting principles of pension accounting, even though the Switzerland pension plan is fully funded for local statutory purposes, the Switzerland pension plan must be treated as an under-funded defined benefit plan for U.S. reporting.

The following table reflects net periodic pension expense for the Switzerland Pension Plan for the three and nine months ended June 28, 2008:

(in thousands)	Three months ended June 28, 2008	Nine months ended June 28, 2008
Service cost	$210	$630
Interest expense	105	314
Expected return on plan assets	(101)	(303)
Amortization of net gain	(6)	(18)

Net periodic pension expense	$208	$623

Other Plans

The Company’s other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits.

NOTE 8 – INCOME TAXES

The following table reflects the provision (benefit) for income taxes related to continuing operations for the nine months ended June 30, 2007 and June 28, 2008:

	For the nine months ended
(in millions)	June 30, 2007	June 28, 2008
Federal alternative minimum tax on U.S. income	$0.20	$0.70
Foreign operations	0.10	(0.10)
Termination of the U.S. pension plan	—	(3.40)
Foreign income tax exposure	1.20	0.70
Intercompany accounting adjustment	—	(1.00)
State taxes	0.30	1.00

Provision (benefit) for income taxes	$1.80	$(2.10)

During the nine months ended June 28, 2008, the Company concluded an adjustment was necessary primarily with respect to intercompany transactions that occurred during fiscal 2006 and 2007. The adjustment had no net impact on consolidated pre-tax income; however, due to the shift in income between jurisdictions, the adjustment, along with other adjustments to tax expense, resulted in an additional tax benefit of approximately $0.7 million. The adjustment was recorded during the third fiscal quarter of 2008 as the amount of the error was not material to fiscal 2006 or 2007 consolidated results of operations and is not material to fiscal 2008 estimated full year results of operations.

The alternative minimum tax for the nine months ended June 28, 2008 was due primarily to projected U.S. earnings. The alternative minimum tax and state income tax for the nine months ended June 30, 2007 were due primarily to projected U.S. earnings.

The effective tax rate from continuing operations for the nine months ended June 28, 2008 was a benefit of 33.5%. The effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, decreases in deferred taxes for un-remitted earnings, the tax effect of the termination of the U.S. pension plan, increases in tax reserves and the intercompany adjustment described above.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it expects is more likely than not to be realized. The Company considers all sources of evidence, positive and negative, including future taxable income and our ongoing tax planning strategies, in assessing the need for the valuation allowance. Changes in the realization of the Company’s deferred tax assets may have a significant impact on its effective income tax rate in the period of such determination and in future periods.

Effective September 30, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with FASB Statement 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. Upon adoption of FIN 48, the Company recorded a cumulative effect increase to retained earnings of $0.8 million.

After accounting for the cumulative effect as an increase to retained earnings noted above, the Company’s unrecognized tax benefits were $27.9 million, which includes $2.9 million of accrued interest related to unrecognized income tax benefits recognized as a component of the provision for income taxes. If recognized, the $27.9 million would impact the Company’s effective tax rate. For the nine months ended June 28, 2008, the unrecognized tax benefits increased primarily due to changes in foreign currency by $3.6 million.

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

In October 2007, the tax authority in Israel notified the Company that it believes withholding and income taxes of approximately 117.3 million Israeli shekels, with a value of $29.0 million as of the assessment date, are owed by the Company for the 2002 through 2004 tax years. As of June 28, 2008, the assessment is valued at $34.9 million after adjustment for foreign currency changes. The Company does not agree with this assessment and filed an objection with the tax authority in Israel. Discussions between the Company and the tax authority in Israel regarding the assessment began during fiscal 2008. The Company believes that it has adequate tax reserves for this assessment.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on its results of operations or our financial position.

NOTE 9 – SEGMENT INFORMATION

The following table reflects selected business segment information for the three and nine months ended June 30, 2007 and June 28, 2008:

(in thousands)	Equipment Segment	Packaging Materials Segment	Consolidated
Three months ended June 30, 2007:
Net revenue	$72,858	$95,767	$168,625
Cost of sales	42,605	83,227	125,832

Gross profit	30,253	12,540	42,793
Operating expenses	28,715	9,102	37,817

Income (loss) from operations	$1,538	$3,438	$4,976

	Equipment Segment	Packaging Materials Segment	Consolidated
Nine months ended June 30, 2007:
Net revenue	$180,073	$283,574	$463,647
Cost of sales	105,203	245,251	350,454

Gross profit	74,870	38,323	113,193
Operating expenses	79,974	26,759	106,733

Income (loss) from operations	$(5,104)	$11,564	$6,460

Segment Assets at June 30, 2007	$230,819	$269,951	$500,770

	Equipment Segment	Packaging Materials Segment	Consolidated
Three months ended June 28, 2008:
Net revenue	$59,043	$121,076	$180,119
Cost of sales	35,949	107,431	143,380

Gross profit	23,094	13,645	36,739
Operating expenses	28,961	9,578	38,539

Income (loss) from operations	$(5,867)	$4,067	$(1,800)

	Equipment Segment	Packaging Materials Segment	Consolidated
Nine months ended June 28, 2008:
Net revenue	$224,061	$358,648	$582,709
Cost of sales	136,529	315,193	451,722

Gross profit	87,532	43,455	130,987
Operating expenses	86,908	29,901	116,809
U.S. pension plan termination	9,152	—	9,152

Income (loss) from operations	$(8,528)	$13,554	$5,026

Segment Assets at June 28, 2008	$219,443	$281,036	$500,479

NOTE 10 – EARNINGS PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share assumes the exercise of stock options, the vesting of performance-based restricted stock and the conversion of convertible securities to common shares unless the inclusion of these will have an anti-dilutive impact on net income (loss) per share. In addition, in computing diluted net income (loss) per share, if convertible securities are assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible securities is added back to net income. Diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes since the 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares because the conversion option was not in the money as of June 28, 2008.

The following table reflects after-tax interest expense related to the Company’s 0.5% and 1.0% Convertible Subordinated Notes which was added to net income to determine diluted EPS for the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
After-tax interest expense	$325	*	$975	$762

*	Due to the Company’s net loss for the period, conversion of Convertible Subordinated Notes and the related after-tax interest expense was not assumed since the effect would have been anti-dilutive.

The following table reconciles weighted average basic shares outstanding and weighted average fully diluted shares outstanding for the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Weighted average shares outstanding - Basic	56,456	53,528	57,112	53,392

Stock options	942	*	835	264
Performance-based restricted stock	97	*	57	17
0.50 % Convertible Subordinated Notes	6,394	*	6,394	3,562
1.00 % Convertible Subordinated Notes	5,062	*	5,062	5,062
0.875 % Convertible Subordinated Notes	n/a	n/a	n/a	n/a

Total potentially dilutive securities	12,495	—	12,348	8,905

Weighted average shares outstanding - Diluted	68,951	53,528	69,460	62,297

*	Due to the Company’s net loss for the period, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive, for the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Potentially dilutive shares related to:
Stock options	3,788	7,067	4,059	7,146
Performance-based restricted stock	—	61	—	—
Convertible Subordinated Notes	—	8,624	—	—

	3,788	15,752	4,059	7,146

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

The following table reflects guarantees under the standby letters of credit as of June 28, 2008:

Nature of guarantee	Term of guarantee	(in thousands) Maximum obligation under guarantee
Security for the Company’s gold financing arrangement *	Expires March 2009	$35,000
Security for payment of employee health benefits	Expires June 2009	480
Security for payment of employee worker compensation benefits	Expires October 2008	238
Security for customs bond	Expires July 2008	100

		$35,818

*	The gold financing arrangement requires restricted cash of $10.0 million which is reflected on the Consolidated Balance Sheet.

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

The following table reflects product warranty activity for the three and nine months ended June 30, 2007 and June 28, 2008:

	Three months ended		Nine months ended
(in thousands)	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Reserve for product warranty, beginning of period	$2,087	$1,408	$2,309	$1,975
Provision for product warranty expense	109	223	1,252	1,007
Product warranty costs incurred	(376)	(534)	(1,741)	(1,885)

Reserve for product warranty, end of period	$1,820	$1,097	$1,820	$1,097

Concentrations

The following table reflects significant customer concentrations for the nine months ended June 30, 2007 and June 28, 2008:

	For the nine months ended
	June 30, 2007	June 28, 2008
Customer net revenue as a percentage of Net Revenue
ST Microelectronics	14.0%	16.7%
Advanced Semiconductor Engineering	15.3%	15.7%

Customer accounts receivable as a percentage of total Accounts Receivable
ST Microelectronics	8.6%	11.1%
Advanced Semiconductor Engineering	13.7%	7.8%

No other customer accounted for more than 10% of net revenue or total accounts receivable as of June 30, 2007 or June 28, 2008.

NOTE 12 – SUBSEQUENT EVENTS

On July 31, 2008, the Company entered into a Master Sale and Purchase Agreement (the “Wire Business Sale Agreement”) with W.C. Heraeus GmbH (“Heraeus”) for the sale of substantially all of the assets relating to the Company’s wire business (included within the Company’s Packaging Materials segment) and the assumption of certain specified liabilities. The purchase price is $155.0 million in cash, subject to a working capital adjustment. The parties agreed to customary representations, warranties and covenants in the Wire Business Sale Agreement. In addition, the Company agreed, subject to certain limitations, to indemnify Heraeus for breaches of its representations, warranties and covenants. The parties have the right to terminate the Wire Business Sale Agreement under certain circumstances. The closing under the Wire Business Sale Agreement is expected to occur on or before the end of the Company’s current fiscal year, subject to the satisfaction of certain conditions, including regulatory approvals.

The Company and Heraeus also agreed to enter into a five-year development and engineering services agreement at closing, which provides for the joint development and testing of new bonding wire technologies. Following the closing, the Company has agreed to provide to Heraeus certain transition services, for up to twelve months, including financial and accounting, human resources, order processing and logistics services, and sales support.

On July 31, 2008, the Company entered into an Asset Purchase Agreement (the “Wedge Bonding Purchase Agreement”) with Orthodyne Electronics Corporation (“Orthodyne”) providing for the Company to purchase substantially all of Orthodyne’s assets used in connection with its business of designing, manufacturing and selling wedge bonders and heavy wire wedges, and the assumption of certain liabilities related thereto. The purchase price will be approximately 7.1 million shares of the Company’s common stock, plus $80.0 million in cash, provided that if the transaction is not consummated by October 31, 2008, the purchase price will be approximately 19.6 million shares of the Company’s common stock and no cash, in each case subject to a working capital adjustment. A total of 15% of the purchase price will be held in escrow as partial security for Orthodyne’s indemnification obligations under the Wedge Bonding Purchase Agreement. In addition, the Company has agreed to pay Orthodyne up to an additional $40.0 million in cash based upon the gross profit realized by the acquired business over the next three years. The issuance of the approximately 19.6 million shares of the Company’s common stock would require the approval of the Company’s shareholders under applicable NASDAQ rules.

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

Business Environment

Our equipment business is cyclical and is highly dependent on semiconductor manufacturers’ expectation of capacity requirements for future integrated circuit (“IC”) demand as well as for new technologies surrounding semiconductor manufacturing. One of the key indicators for the back-end semiconductor industry is forecasted IC unit volume. VLSI Research, Inc. currently forecasts IC unit growth for 2008 and 2009 to be around the same as actual IC unit growth in 2007.

Our Equipment segment sales have been, and are expected to remain highly volatile due to the semiconductor industry’s cyclical need for new capability and capacity. This is further influenced by the customer mix of subcontractors and Integrated Device Manufacturers (“IDM”). Subcontractor customers tend to drive volatility due to their larger volume purchases; however, we receive a lower average selling price due to these high volume purchases and different configurations of these machines.

Packaging Materials unit sales tend to be less volatile than Equipment sales as these products represent consumable purchases for our customers and volumes follow the trend of total semiconductor interconnect unit production. Gold metal value represents a significant portion of net revenue in our Packaging Materials segment; therefore, fluctuations in gold prices have a significant impact on Packaging Materials’ net revenue, as changes in gold prices impact net revenue.

Technology Leadership

We announced the new Power Series IConnPS and ConnXPS ball bonders in March 2008 with sales of the IConnPS machines during the three months ended June 28, 2008 and sales of the ConnXPS beginning in our fourth fiscal quarter of 2008. Customers are engaged in the qualification process for both models and the initial customer response has been positive. Performance measured for these machines has met or exceeded expectations. The improved capabilities of the Power Series IConnPS and ConnXPS ball bonders; such as increased productivity and bondable area, translates into lower cost of ownership for our customers.

We are in the later development stages of our next generation die bonder. This die bonder was shipped to a select customer in July 2008 for alpha evaluations and initial assessment. We anticipate the launch of this machine during early calendar 2009. This new die attach platform will allow us to aggressively compete in the growing advanced packaging / stacked die market space.

Copper wire bonding continues to gain market interest as customers consider copper to reduce the cost of wire bonding, which continues to be the dominant interconnect platform. We have market leadership in fine copper wire and to extend our leadership position, we have launched a new copper engineering initiative. The goal of this copper initiative is to work with our customers and partners to find integrated solutions from the front-end through the back-end of the IC manufacturing process. For copper to be successful, integrated solutions need to span all relevant manufacturing processes and materials, not just wire bonding. In addition, we introduced our new copper wire product, MaxSoft LD, during the quarter ended June 28, 2008. MaxSoft LD is designed for larger diameter copper applications and expands our position in the copper wire market. This product improves bond performance by producing more consistent quality bonds and offers a more robust and wider second bond process.

Macroeconomic Factors: Foreign Currency

We are exposed to fluctuations in foreign currency exchange rates which impact our business. Certain of our assets and liabilities are denominated in currencies other than the U.S. dollar, and therefore are affected by the strengthening or weakening of the U.S. dollar relative to those foreign currencies. For the three months ended June 28, 2008, our foreign exchange loss was $1.6 million compared to a foreign exchange gain of $0.2 million for the same period last year. The change was due to the unfavorable impact of foreign exchange rates driven by the Swiss Franc and Israel Shekel. In addition, for the nine months ended June 30, 2007 and June 28, 2008 our foreign exchange loss was $0.5 million and $1.9 million, respectively. The nine month change was primarily a result of unfavorable foreign exchange adjustments related to the Israel Shekel. To mitigate our market risk, we periodically adjust our subsidiaries’ holdings of foreign currency denominated working capital, and we may enter into foreign exchange forward contracts or other hedging instruments.

Additionally, our sales to customers are primarily denominated in U.S. dollars; whereas, our expenses are often denominated in foreign currencies. As a result, when local currencies strengthen in relation to the U.S. dollar, we realize higher costs which are difficult to mitigate.

Revenue Guidance

During the three months ended September 27, 2008, we expect net revenue to be approximately $160.0 million including $66.0 million of gold metal value. There can be no assurances regarding levels of demand for our products. In addition, we believe historical industry-wide volatility – both upward and downward – will persist.

Products and Services

We offer a range of bonding equipment and packaging materials. The following table reflects the percentage of net revenue by business segment for the three and nine months ended June 30, 2007 and June 28, 2008, respectively:

	(dollar amounts in thousands)
	Three months ended				Nine months ended
	June 30, 2007		June 28, 2008		June 30, 2007		June 28, 2008
	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue	Net Revenue	% of total net revenue
Equipment	$72,858	43.2%	$59,043	32.8%	$180,073	38.8%	$224,061	38.5%
Packaging materials	95,767	56.8%	121,076	67.2%	283,574	61.2%	358,648	61.5%

	$168,625	100.0%	$180,119	100.0%	$463,647	100.0%	$582,709	100.0%

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

IC Ball Bonders

Automatic IC ball bonders represent a majority of our semiconductor equipment business. As part of our competitive strategy, we seek to continually improve our models and periodically introduce new or improved models of our IC ball bonders. Each new or improved model is designed to increase both productivity and process capability compared to the predecessor model.

•

The Power Series IConnPS ball bonder replaces our Maxum Ultra ball bonder and improves IC inter-connect performance with expanded technology that addresses advanced packaging requirements, copper wire bonding, and ultra fine pitch capability.

•

The Power Series ConnXPS ball bonder replaces our Maxum Elite ball bonder. The ConnXPS is engineered to provide optimal manufacturing capabilities for the lower pin count IC market and the rapidly growing LED market.

IC Die Bonders

We utilize the same competitive strategy for our IC die bonders as we use for our wire bonder business, including developing new models which both improve the productivity of the die bonders and increase the size of the market.

Specialty Die Bonders

Die bonder product line also includes a series of specialty bonders, consisting of several equipment models based on our die bonder platform. These models are used for various assembly processes including, but not limited to: die sorting, power device assembly, and microelectromechanical systems (“MEMS”) assembly.

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

RESULTS OF OPERATIONS

Net Revenue

The following table reflects net revenue by business segment for the three and nine months ended June 30, 2007 and June 28, 2008:

	(dollar amounts in thousands)
	Three months ended				Nine months ended
	June 30, 2007	June 28, 2008	$ Change	% Change	June 30, 2007	June 28, 2008	$ Change	% Change
Equipment	$72,858	$59,043	$(13,815)	-19.0%	$180,073	$224,061	$43,988	24.4%
Packaging Materials	95,767	121,076	25,309	26.4%	283,574	358,648	75,074	26.5%

	$168,625	$180,119	$11,494	6.8%	$463,647	$582,709	$119,062	25.7%

Gold metal value included in net revenue and cost of sales	$74,024	$96,886	$22,862	30.9%	$216,651	$283,469	$66,818	30.8%

Our customers are primarily located or have operations in the Asia/Pacific region. Approximately 95.6% and 96.6% of our net revenue for the nine months ended June 30, 2007 and June 28, 2008, respectively, was to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.

Equipment

The following table reflects components of the change in Equipment net revenue during the three and nine months ended June 30, 2007 and June 28, 2008:

	June 30, 2007 vs. June 28, 2008
	Three months ended			Nine months ended
(in thousands)	Price	Volume	Change	Price	Volume	Change
Equipment	$(555)	$(13,260)	$(13,815)	$(4,473)	$48,461	$43,988

The decrease in net revenue from the three months ended June 30, 2007 to the three months ended June 28, 2008 was primarily due to a 21.4% reduction in volume for IC ball bonders and IC die bonders. There was lower industry-wide demand for back end semiconductor equipment, which resulted in lower volumes as we experienced decreased sales to both our IDM and subcontractor customers.

The increase in net revenue from the nine months ended June 30, 2007 to the nine months ended June 28, 2008 was mainly due to a 43.0% increase in volume for IC ball bonders. This increase was partially offset by both a decrease in our IC ball bonder selling prices due to customer mix and lower volumes.

Packaging Materials

The following table reflects components of the change in Packaging Materials net revenue during the three and nine months ended June 30, 2007 and June 28, 2008:

	June 30, 2007 vs. June 28, 2008
	Three months ended			Nine months ended
(in thousands)	Price	Volume	Change	Price	Volume	Change
Packaging Materials	$26,546	$(1,237)	$25,309	$75,022	$52	$75,074

The increase in net revenue from the three months ended June 30, 2007 to the three months ended June 28, 2008 was primarily due to a 35.7% increase in the price of gold. In addition, we realized unit sales growth of 10.7% in Tools, 8.4% in Wire and 8.3% in Hub Blades during the three months ended June 28, 2008 as compared to the same period last year. This unit growth was primarily due to increased industry wide demand for ICs which resulted in a higher volume of sales for our Packaging Materials products. Offsetting this volume growth was a change in both product and customer mix in our gold wire business resulted in a smaller average diameter of wire being sold.

The increase in net revenue from the nine months ended June 30, 2007 to the nine months ended June 28, 2008 was primarily due to a 34.0% increase in the price of gold. In addition, net revenue increased due to 16.9% growth in our Tools businesses and 10.6% growth in Hub Blades. These increases were due to increased industry wide demand; however, volume increases were partially offset by a 1.4% reduction in gold wire unit volume due to an intentional reduction in sales to customers who have higher working capital requirements.

Gross Profit

The following table reflects gross profit by business segment for the three and nine months ended June 30, 2007 and June 28, 2008:

	(dollar amounts in thousands)
	Three months ended				Nine months ended
	June 30, 2007	June 28, 2008	$ Change	% Change	June 30, 2007	June 28, 2008	$ Change	% Change
Equipment	$30,253	$23,094	$(7,159)	-23.7%	$74,870	$87,532	$12,662	16.9%
Packaging Materials	12,540	13,645	1,105	8.8%	38,323	43,455	5,132	13.4%

Total gross profit	$42,793	$36,739	$(6,054)	-14.1%	$113,193	$130,987	$17,794	15.7%

The following table reflects gross profit as a percentage of net revenue by business segment:

	Three months ended			Nine months ended
	June 30, 2007	June 28, 2008	Basis Point Change	June 30, 2007	June 28, 2008	Basis Point Change
Equipment	41.5%	39.1%	(241)	41.6%	39.1%	(251)
Packaging materials	13.1%	11.3%	(182)	13.5%	12.1%	(140)
Total	25.4%	20.4%	(498)	24.4%	22.5%	(193)

Equipment

The following table reflects components of the change in Equipment gross profit during the three and nine months ended June 30, 2007 and June 28, 2008:

	June 30, 2007 vs. June 28, 2008
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume/Mix	Change	Price	Cost	Volume/Mix	Change
Equipment	$(555)	$(511)	$(6,093)	$(7,159)	$(4,473)	$(1,786)	$18,921	$12,662

The decrease in gross profit from the three months ended June 30, 2007 to the three months ended June 28, 2008 was primarily due to a 21.4% reduction in volume for IC ball bonders and IC die bonders. There was lower industry-wide demand for back end semiconductor equipment, which resulted in lower volume as we experienced decreased sales to both our IDM and subcontractor customers.

The increase in gross profit from the nine months ended June 30, 2007 to the nine months ended June 28, 2008 was primarily due to increased industry-wide demand for back end semiconductor equipment as IC ball bonder volumes were 43.0% higher during the current fiscal year. The higher gross profit was partially offset by a decrease in selling prices for our IC ball bonders due to customer mix, and gross profit was also offset by lower volumes for our IC die bonders. In addition, our Equipment segment gross margin decreased due to inventory excess and obsolescence expense recorded during the first fiscal quarter of 2008 related to our IC die bonders and specialty wire bonders.

Packaging Materials

The following table reflects components of the change in Packaging Materials gross profit during the three and nine months ended June 30, 2007 and June 28, 2008:

	June 30, 2007 vs. June 28, 2008
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	Change	Price	Cost	Volume	Change
Packaging Materials	$26,546	$(25,654)	$213	$1,105	$75,022	$(71,215)	$1,325	$5,132

Our higher gross profit during the three months ended June 28, 2008 as compared to the same period last year was primarily due to increased prices in our Wire business. Packaging Materials gross margin as a percentage of net revenue decreased from 13.1% during the three months ended June 30, 2007 to 11.3% during the three months ended June 28, 2008 mostly due to a 35.7% increase in gold prices.

Our higher gross profit during the nine months ended June 28, 2008 as compared to the same period last year was mainly due to increased prices in our Wire business in addition to higher volumes in our Tools and Hub Blades businesses. Packaging Materials gross margin as a percentage of net revenue decreased from 13.5% during the nine months ended June 30, 2007 to 12.1% during the nine months ended June 28, 2008 due to a 34.0% increase in gold prices.

Operating Expenses

The following table reflects operating expenses during the three and nine months ended June 30, 2007 and June 28, 2008:

	(dollar amounts in thousands)
	Three months ended				Nine months ended
	June 30, 2007	June 28, 2008	$ Change	% Change	June 30, 2007	June 28, 2008	$ Change	% Change
Selling, general and administrative	$25,106	$23,099	$(2,007)	-8.0%	$69,667	$70,326	$659	0.9%
Research and development, net	12,711	15,440	2,729	21.5%	37,066	46,483	9,417	25.4%
U.S. pension plan termination	—	—	—	—	—	9,152	9,152	100.0%

	$37,817	$38,539	$722	1.9%	$106,733	$125,961	$19,228	18.0%

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended			Nine months ended
	June 30, 2007	June 28, 2008	Change	June 30, 2007	June 28, 2008	Change
Selling, general and administrative	14.9%	12.8%	-2.1%	15.0%	12.1%	-3.0%
Research and development	7.5%	8.6%	1.0%	8.0%	8.0%	0.0%
U.S. pension plan termination	—	—	—	—	1.6%	1.6%

Total	22.4%	21.4%	-1.0%	23.0%	21.6%	-1.4%

Selling, general and administrative (“SG&A”)

The $2.0 million decrease in SG&A expenses for the three months ended June 28, 2008 as compared to the same period last year was primarily due to lower: severance of $1.0 million, incentive compensation of $0.9 million, facility-related costs of $0.6 million, equipment sales service and support costs of $0.5 million and information technology expenses of $0.2 million. These reductions were partially offset by $1.8 million of foreign currency losses.

The $0.7 million increase in SG&A expenses from the nine months ended June 30, 2007 to the nine months ended June 28, 2008 was primarily due $1.4 million of foreign currency losses, higher incentive compensation of $1.2 million and increased equipment sales service and support costs of $0.9 million. These higher SG&A expenses were partially offset by $1.7 million of lower severance costs and $0.8 million of lower IC die bonder integration costs.

Research and development (“R&D”)

The increase in R&D expenses from the three and nine months ended June 30, 2007 to the three and nine months ended June 28, 2008 was primarily attributed to costs related to the development of our next generation of IC ball bonders and IC die bonders.

U.S. Pension Plan termination

For the nine months ended June 28, 2008, operating expenses included a one-time, non-cash expense of $9.2 million related to the termination of the U.S. pension plan during the second fiscal quarter.

Income (loss) from operations

The following table reflects business segment income (loss) from operations for the three and nine months ended June 30, 2007 and June 28, 2008:

	(dollar amounts in thousands)
	Three months ended				Nine months ended
	June 30, 2007	June 28, 2008	$ Change	% Change	June 30, 2007	June 28, 2008	$ Change	% Change
Equipment	$1,538	$(5,867)	$(7,405)	-481.5%	$(5,104)	$(8,528)	$(3,424)	67.1%
Packaging Materials	3,438	4,067	629	18.3%	11,564	13,554	1,990	17.2%

	$4,976	$(1,800)	$(6,776)	-136.2%	$6,460	$5,026	$(1,434)	-22.2%

Equipment

The change in Equipment income (loss) from operations for the three months ended June 30, 2007 to the three months ended June 28, 2008 was primarily due to a 21.4% reduction in volume for IC ball bonders and IC die bonders due to lower industry-wide demand from both IDM and subcontractor customers.

The change in Equipment loss from operations for the nine months ended June 30, 2007 to the nine months ended June 28, 2008 was primarily due to increased industry wide demand for back end semiconductor equipment as IC ball bonder volumes grew 43.0%. However, the higher gross profit was offset by a decrease in selling prices for our IC ball bonders due to customer mix as we sold a higher proportion of bonders to our subcontractors during the first nine months of fiscal 2008. In addition, we sold lower volumes of IC die bonders compared to the same period a year ago. The increased gross profit was offset by the one-time, non-cash expense of $9.2 million related to the termination of the U.S. pension plan as well as $8.9 million of research and development costs primarily attributed to expenses related to the development of our next generation of IC ball bonders and IC die bonders. We also experienced a foreign currency gain of $3.1 million as well as $0.8 million increase in incentive compensation.

Packaging Materials

The change in Packaging Materials income from operations for the three months ended June 30, 2007 to the three months ended June 28, 2008 was primarily due to increased gross profit of $1.1 million due to higher prices in our Wire business in addition to higher volumes in our Tools, Hub Blades and non-gold Wire businesses.

The change in Packaging Materials income from operations for the nine months ended June 30, 2007 to the nine months ended June 28, 2008 was primarily due to increased gross profit of $5.1 million due to higher prices in our Wire business, as well as higher volumes in our Tools and Hub Blades businesses partially offset by foreign currency losses of $3.6 million.

Interest Income and Expense

The following table reflects interest income and interest expense for the three and nine months ended June 30, 2007 and June 28, 2008:

	(dollar amounts in thousands)
	Three months ended				Nine months ended
	June 30, 2007	June 28, 2008	$ Change	% Change	June 30, 2007	June 28, 2008	$ Change	% Change
Interest income	$1,827	$968	$(859)	-47.0%	$4,793	$3,728	$(1,065)	-22.2%
Interest expense	(712)	(850)	(138)	19.4%	(1,952)	(2,607)	(655)	33.6%

The decrease in interest income for the three and nine months ended June 28, 2008 was due to lower rates of return on invested cash balances compared to the same periods in fiscal 2007. In addition, the increase in interest expense during the three and nine months ended June 28, 2008 was attributable to higher interest on our Convertible Subordinated Notes due to the issuance in May 2007 of our 0.875% Convertible Subordinated Notes compared to the same periods last year.

Provision for Income Taxes

The following table reflects the provision (benefit) for income taxes related to continuing operations for the nine months ended June 30, 2007 and June 28, 2008:

	For the nine months ended
(in millions)	June 30, 2007	June 28, 2008
Federal alternative minimum tax on U.S. income	$0.20	$0.70
Foreign operations	0.10	(0.10)
Termination of the U.S. pension plan	—	(3.40)
Foreign income tax exposure	1.20	0.70
Intercompany accounting adjustment	—	(1.00)
State taxes	0.30	1.00

Provision (benefit) for income taxes	$1.80	$(2.10)

During the nine months ended June 28, 2008, we concluded an adjustment was necessary primarily with respect to intercompany transactions that occurred during fiscal 2006 and 2007. The adjustment had no net impact on consolidated pre-tax income; however, due to the shift in income between jurisdictions, the adjustment, along with other adjustments to tax expense, resulted in an additional tax benefit of approximately $0.7 million. The adjustment was recorded during the third fiscal quarter of 2008 as the amount of the error was not material to fiscal 2006 or 2007 consolidated results of operations and is not material to fiscal 2008 estimated full year results of operations.

The alternative minimum tax for the nine months ended June 28, 2008 was due primarily to projected U.S. earnings. The alternative minimum tax and state income tax for the nine months ended June 30, 2007 were due primarily to projected U.S. earnings.

The effective tax rate from continuing operations for the nine months ended June 28, 2008 was a benefit of 33.5%. The effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, decreases in deferred taxes for un-remitted earnings, the tax effect of the termination of the U.S. pension plan, increases in tax reserves and the intercompany adjustment described above.

We record a valuation allowance to reduce our deferred tax assets to the amount that we expect is more likely than not to be realized. We consider all sources of evidence, positive and negative, including future taxable income and our ongoing tax planning strategies, in assessing the need for the valuation allowance. Changes in the realization of the deferred tax assets may have a significant impact on our effective income tax rate in the period of such determination and in future periods.

Effective September 30, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with FASB Statement 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. Upon adoption of FIN 48, we recorded a cumulative effect increase to retained earnings of $0.8 million.

After accounting for the cumulative effect as an increase to retained earnings noted above, our unrecognized tax benefits were $27.9 million, which includes $2.9 million of accrued interest related to unrecognized income tax benefits recognized as a component of the provision for income taxes. If recognized, the $27.9 million would impact our effective tax rate. For the nine months ended June 28, 2008, the unrecognized tax benefits increased primarily due to changes in foreign currency by $3.6 million.

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

In October 2007, the tax authority in Israel notified us that it believes withholding and income taxes of approximately 117.3 million Israeli shekels, with a value of $29.0 million as of the assessment date, are owed by us for the 2002 through 2004 tax years. As of June 28, 2008, the assessment is valued at $34.9 million after adjustment for foreign currency changes. We do not agree with this assessment and filed an objection with the tax authority in Israel. Discussions between us and the tax authority in Israel regarding the assessment began during fiscal 2008. We believe that we have adequate tax reserves for this assessment.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a material effect on its results of operations or our financial position.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects cash, cash equivalents, restricted cash and short term investments as of September 29, 2007 and June 28, 2008:

	As of
(dollar amounts in thousands)	September 29, 2007	June 28, 2008
Cash and cash equivalents	$150,571	$164,196
Restricted cash	—	10,000
Short-term investments	19,339	8,560

Total	$169,910	$182,756

Percentage of total assets	33.1%	36.5%

The following table reflects summary Consolidated Statement of Cash Flow information for the nine months ended June 30, 2007 and June 28, 2008:

	Nine months ended
(in thousands)	June 30, 2007	June 28, 2008
Cash provided by (used in):
Operating activities	$6,324	$24,247
Investing activities	(32,891)	(5,600)
Financing activities	70,523	(3,287)
Effect of exchange rate changes on cash and cash equivalents	155	(531)

Net cash provided by continuing operations	44,111	14,829

Net cash used in discontinued operations	(2,730)	(1,204)

Changes in cash and cash equivalents	$41,381	$13,625

Operating Activities

Net cash provided by operating activities (from continuing operations) during the nine months ended June 28, 2008 of $24.2 million was primarily attributed to: net income of $8.4 million adjusted for non-cash items $22.8 million and a decrease in accounts receivable of $33.0 million offset by a decrease in accounts payable and accrued expenses of $36.4 million. Changes in accounts receivable and accounts payable are due to volatility of our sales and related inventory purchases. The decrease in accrued expenses is primarily due to the timing of accrued employee compensation costs and severance.

Investing Activities

Net cash used in investing activities of $5.6 million during the nine months ended June 28, 2008 primarily consisted of $10.8 million net sales of investments classified as available-for-sale and $6.4 million purchases of property, plant and equipment. Our property, plant and equipment purchases were primarily to support our new worldwide software system. In addition, restricted cash increased $10.0 million to support of our gold financing arrangement.

Financing Activities

Net cash used in financing activities during the nine months ended June 28, 2008 of $3.3 million primarily consisted of $3.8 million of payments on debt.

Other Cash Flow Activities

Net cash used in discontinued operations for June 28, 2008 represents facility payments related to our former Test business.

During the next twelve months, we expect to generate cash from our operations and through a reduction in our working capital. We expect our remaining fiscal 2008 capital expenditures to be approximately $7.0 million to $9.0 million, and will be primarily used for the implementation of a new worldwide software system and for our operations infrastructure at our Asia/Pacific locations. We may continue to use our excess cash to purchase Convertible Subordinated Notes prior to maturity, purchase shares of our common stock in open market transactions, and/or fund our future growth opportunities.

We do not expect any significant declines in gold price in the next quarter and are currently estimating about $66.0 million of gold pass-through in the September quarter. To manage working capital associated with projected gold purchases for our Packaging Materials segment, we may enter into gold forward contracts.

Other Obligations and Contingent Payments

Our contractual cash obligations and commercial commitments as of June 28, 2008, and the effects such obligations and commitments are expected to have on our liquidity and cash flows in future periods, have not significantly changed since September 29, 2007.

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 28, 2008 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of June 28, 2008:

		Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations:
Current portion of long-term debt	$72,412	$72,412	$—	$—	$—
Long-term debt	175,000	—	65,000	110,000	—
Commercial Commitments:
Gold supply agreement included within Accounts payable	24,119	24,119	—	—	—

Total Obligations and Commitments reflected on the Consolidated Financial Statements	$271,531	$96,531	$65,000	$110,000	$—

Contractual Obligations:
Interest expense related to debt	$5,229	$494	$3,125	$1,610	$—
Operating lease obligations *	34,789	1,997	10,846	7,264	14,682
Inventory Purchase obligations	45,619	45,619	—	—	—
Commercial Commitments:
Standby Letters of Credit	818	818	—	—	—

Total Obligations and Commitments not reflected on the Consolidated Financial Statements	$86,455	$48,928	$13,971	$8,874	$14,682

*Does	not include lease extension options, if applicable.

The following table reflects Convertible Subordinated Notes as of June 28, 2008:

Type	Maturity Date	Par Value (in thousands)	Fair Value as of June 28, 2008 (quoted market price, in thousands)	Standard & Poor’s rating
0.5 % Convertible Subordinated Notes	November 30, 2008	$72,412	$70,602	B+
1.0 % Convertible Subordinated Notes	June 30, 2010	$65,000	$54,275	B+
0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$89,650	Not rated

In addition to the obligations identified in the above table, the following long-term liabilities are recorded in our Consolidated Balance Sheet as of June 28, 2008: long-term income taxes payable of $28.5 million; post employment foreign severance obligations of $3.3 million; facility accruals related to discontinued operations of $2.8 million; obligation to our Switzerland pension plan of $2.6 million and operating lease retirement obligations of $1.8 million.

Our operating lease obligations as of June 28, 2008 represent obligations due under various facility and equipment leases with terms up to fifteen years in duration (not including lease extension options, if applicable). Inventory purchase obligations represent outstanding purchase commitments for inventory components ordered in the normal course of business. The gold supply financing guarantee includes gold inventory purchases we are obligated to pay for upon shipment of fabricated gold to our customers. In lieu of security deposits, we support this guarantee with letters of credit from an uncommitted credit facility and cash margin posting.

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

SFAS 157

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

SFAS 159

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

SFAS 141(R)

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for as an equity transaction. SFAS 160 applies to fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. We are currently evaluating the potential impact of SFAS 160 on our consolidated results of operations and financial condition.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect SFAS 161 to have a significant impact on our financial statements and related disclosures.

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact of FSP 142-3 on our consolidated results of operations and financial condition.

FSP APB 14-1

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion (“APB”) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We will adopt FSP APB 14-1 beginning fiscal 2010. Due to the terms of our 0.875% Subordinated Convertible Notes, the adoption of FSP APB 14-1 will have a significant impact on our consolidated results of operations.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval by the Public Company Accounting Oversight Board of amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 does not change but clarifies existing guidance; therefore, we do not expect SFAS 162 to have a significant impact on the preparation of our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (such as corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects on the Company of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of June 28, 2008, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $8.6 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 28, 2008, the fair market value of the portfolio would decline by less than $100,000.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of the net monetary assets of our operations whose functional currencies differ from their respective local currencies, most notably in Israel and Singapore. In addition, our operations in Switzerland and China have translation exposure from the U.S. dollar to their respective functional currencies. Based on our overall currency rate exposure as of June 28, 2008, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our board has granted management with authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2008 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the nine months ended June 28, 2008 that may have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A.	RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

In addition to risks related to our business detailed in our Annual Report on Form 10-K for the year ended September 29, 2007 filed with the Securities and Exchange Commission, the below risk factor affects our operations.

Accounting methods, including but not limited to the accounting method for convertible debt securities with net share settlement, such as our 0.875% Subordinated Convertible Notes, may be subject to change.

In calculating our diluted earnings per share, we currently account for the 0.875% Subordinated Convertible Notes in accordance with FASB Emerging Issues Task Force (“EITF”) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”). The accounting method for a convertible debt security that meets the requirements of EITF 90-19 is similar to the accounting for non-convertible debt. We recognize interest expense at the stated coupon rate, and shares potentially issuable upon conversion of the debt are excluded from the calculation of diluted earnings per share until the market price of our common stock exceeds the conversion price (i.e., the conversion price is “in the money”). Once the conversion price is in the money, the shares that we would issue upon assumed conversion of the debt are included in the calculation of fully diluted earnings per share using the “treasury stock” method. No separate value is attributed to the conversion feature of the debt at the time of issuance.

In May 2008, the FASB issued FSP APB 14-1, which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

As compared to the current accounting method, the proposal would reduce the amount recognized as debt and increase the amount recognized as stockholder’s equity at the time of issuance. The amount of debt recognized at time of issuance would increase over the life of the notes, with a corresponding increase in interest expense and reduction of net income and earnings per share (net of tax), for the amortization of the original issue discount. We will adopt FSP APB 14-1 beginning fiscal 2010, with retrospective application to financial statements for periods prior to the date of adoption.

This change in the accounting method for convertible debt securities will have an adverse impact on our reported and future results of operations, and could adversely affect the trading price of our common stock or the trading price of the notes.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 6, 2008	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)