Form 10-K
period 2008-09-27
KULICKE & SOFFA INDUSTRIES INC
filed 2008-12-11
CIK 56978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-121

KULICKE AND SOFFA INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

PENNSYLVANIA	23-1498399
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1005 VIRGINIA DRIVE, FORT WASHINGTON, PENNSYLVANIA	19034
(Address of principal executive offices)	(Zip Code)

(215) 784-6000

(Registrants telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, WITHOUT PAR VALUE

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 29, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $247,631,429 based on the closing sale price as reported on The NASDAQ Global Market (Reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 5, 2008 there were 60,881,343 shares of the registrant’s common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed on or about December 31, 2008 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.

2008 Annual Report on Form 10-K

PART I

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball, wedge and die bonder equipment.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within our reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report.

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

Item 1.    BUSINESS

Unless otherwise indicated, amounts provided throughout this Form 10-K relate to continuing operations only and accordingly do not include amounts attributable to our Wire business.

Kulicke and Soffa Industries, Inc. (“K&S”) designs, manufactures and markets capital equipment and packaging materials as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. Our customers primarily consist of Integrated Device Manufacturers (“IDM”) and subcontractor assembly facilities. According to VLSI Research, Inc., we are currently the world’s leading supplier of semiconductor wire bonding assembly equipment.

Our goal is to be the technology leader and the lowest cost supplier in our main business segments which are:

•	equipment; and

•	packaging materials.

Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, consolidating operations, moving certain manufacturing to Asia, moving a portion of our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate efficiencies while maintaining overall product quality.

Subsequent to year end, on September 29, 2008, we completed the sale of our Wire business for $155.0 million (subject to working capital adjustment) to W.C. Heraeus GmbH (“Heraeus”), a precious metals and technology company based in Hanau, Germany. The working capital requirements of our Wire business had become significant in recent years and we believe could no longer be justified. As a result of the sale of the Wire business, we improved our working capital position. Our Wire business had been previously reported within our Packaging Materials segment, but is now reported as discontinued operations. We expect the gain on the sale of our Wire business to be approximately $22.1 million to $25.1 million and will be recognized in the first quarter of fiscal 2009.

Subsequent to year end, on October 3, 2008, we completed the acquisition of substantially all of the assets of Orthodyne Electronics Corporation (“Orthodyne”), a privately held company based in Irvine, California. Orthodyne is the leading supplier of both wedge bonders and wedges (the consumable product used in wedge bonding) for the power management and hybrid module markets. In connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value of $46.2 million and paid $82.5 million in cash including working capital. A total of 15% of the purchase price was deposited into a third-party escrow account as partial security for Orthodyne’s indemnification obligations under the asset purchase agreement. In addition we agreed to pay up to an additional $40.0 million in cash, if certain significant objectives related to gross profit are met by the Orthodyne business over the next three years.

We believe the Orthodyne acquisition will benefit us strategically by providing deeper penetration into the discrete side of the semiconductor market, and in the attractive power management and hybrid module markets. We expect wedge bonding will benefit from increased focus on energy efficient solutions in the years ahead, and that Orthodyne’s market leading position in this area will allow us to address a larger Total Available Market (“TAM”). We now offer a broad suite of interconnect technologies for a variety of semiconductor packaging applications, and we believe the acquisition of Orthodyne will enhance our position as the leading supplier of interconnect solutions. We believe that on a combined basis, the sale of our Wire business and the purchase of Orthodyne will provide us with both the financial resources and technical focus necessary to pursue growth opportunities in other areas of our business.

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

Our fiscal year end for fiscal 2006, 2007 and 2008 was September 30, 2006, September 29, 2007, and September 27, 2008, respectively.

Business Environment

Global economic conditions affect demand for semiconductor capital equipment and packaging systems. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Conditions in the global economy deteriorated dramatically near the end of our fiscal year and in subsequent weeks. Current industry forecasts for calendar 2009 point to significant weakening in consumer and business electronics spending. We expect demand to remain weak and visibility to be poor through at least the second quarter of fiscal 2009.

Our equipment business is cyclical and highly dependent on semiconductor manufacturers’ expectation of capacity requirements for future integrated circuit (“IC”) demand, as well as their demand for new semiconductor manufacturing technologies. During the first quarter of fiscal 2009, our bookings slowed as customers respond to the weakening economic conditions.

Our Equipment segment sales have historically been highly volatile due to the semiconductor industry’s cyclical need for new capability and capacity. Volatility is further influenced by the relative mix of IDM and subcontractor customers in any period, since subcontractors tend to purchase larger volumes in less predictable patterns. Variance in the mix of sales to IDMs and subcontractors can also affect our average selling price due to differences in volume purchases and different machine configurations required by each type of customer.

Packaging Materials unit sales tend to be less volatile than equipment sales as these products represent consumable purchases for our customers and volumes follow the trend of total semiconductor interconnect unit production.

We continually seek ways to maintain the strength of our balance sheet. Fiscal 2008 cash and investments of $186.1 million reflect a $16.2 million increase from fiscal 2007. Additionally, the impact of the Wire business divestiture and the Orthodyne acquisition, both of which closed after the year-end, was to add approximately $70.0 million in cash to our Consolidated Balance Sheet. The stronger cash position allows us to manage volatile buying patterns of our customers and continue to invest in research and development through downturns in the global economy and our industry.

Macroeconomic Factors: Foreign Currency

We are exposed to fluctuations in foreign currency exchange rates. Certain of our assets and liabilities are denominated in foreign currencies and are affected by changes in exchange rates for those currencies which impact our business. For fiscal year 2008, our foreign exchange transaction loss was $1.8 million compared to $0.1 million for fiscal 2007. The higher foreign exchange loss was due to the unfavorable exchange rates primarily driven by the Swiss Franc and Israeli Shekel. During fiscal 2008, we restructured our Swiss entity, which reduced our exposure to US Dollar/Swiss Franc fluctuations. To mitigate our market risk, we periodically adjust our subsidiaries’ holdings of foreign currency denominated working capital, and we may enter into foreign exchange forward contracts or other hedging instruments.

Technology Leadership

In March 2008, we launched a new generation of semiconductor assembly equipment—the Power Series which currently features the IConnPS and ConnXPS ball bonders. The Power Series is setting new standards for performance, productivity, upgradeability, and ease of use. Sales of the IConnPS machines began during the quarter ended June 28, 2008, and sales of the ConnXPS began in our first quarter of fiscal 2009. Initial customer response has been positive, and performance for these machines has met or exceeded our expectations. The improvement in productivity and reliability represented by the Power Series translates into lower cost of ownership for our customers, and we believe will give us competitive advantage going forward. In 2008, the IConnPS machine won the Advanced Packaging magazine award for top new product in its class, the second time in three years a K&S product received this recognition.

We are currently in the later development stages of the next addition to the Power Series—our next generation die bonder machine, code named “Discovery”. Discovery will allow us to compete aggressively in the growing advanced packaging/stacked die market space. Alpha evaluations of Discovery have been underway with a select customer since July 2008, and the initial customer feedback has been very positive. We anticipate launching this machine in the second quarter of fiscal 2009.

Copper wire bonding continues to gain market interest as an alternative to gold wire bonding, as customers seek ways to reduce the cost of the wire bonding process. We believe copper is a viable alternative to gold, and a copper solution spanning all manufacturing materials and processes, not just those involved in wire bonding, will lead to greater customer adoption. Accordingly, we launched a copper wire bonding initiative with the goal of working with our customers and partners to find an integrated solution from the front-end through the back-end of the IC manufacturing process. Currently, copper represents a small but promising wire bonding technology that we believe will extend wire bonding’s position as the dominant interconnect platform.

Through the acquisition of Orthodyne, we now are the leaders in the design and manufacture of wedge bonders for the power semiconductor, automotive power module, and sensor markets. Wedge bonders use wire or ribbon to attach high-current capacity aluminum wire to power semiconductors in discrete power devices or in modules, such as inverters for hybrid cars. Wedge bonds also attach large-diameter wire to semiconductors when packaging or reliability constraints do not allow the use of ball bonds.

Products and Services

We offer a range of bonding equipment and packaging materials. The following table reflects net revenue by business segment for fiscal 2006, 2007 and 2008:

	Fiscal
(in thousands)	2006	2007	2008
Equipment	$319,788	$316,718	$271,019
Packaging Materials	60,508	53,808	57,031

Total	$380,296	$370,526	$328,050

Equipment

We are a global leader in the design and manufacture of semiconductor assembly equipment. In recent years, we have expanded our product offerings beyond our core ball bonding products to include die bonders and wedge bonders. Ball bonders are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Die bonders are used to attach a die to the package which will house the device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our ball bonders are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our principal products are:

IC Ball Bonders

Automatic IC ball bonders represent a significant portion of our semiconductor equipment business. As part of our competitive strategy, we seek to continually improve our models and periodically introduce new or improved models of our IC ball bonders. Each new or improved model is designed to increase both productivity and process capability compared to the predecessor model.

•

In March 2008, we introduced the Power Series IConnPS ball bonder, which replaced our Maxum Ultra ball bonder and improves IC inter-connect performance with expanded technology that addresses advanced packaging requirements, copper wire bonding, and ultra fine pitch capability.

•

In July 2008, the new ConnXPS ball bonder replaced our Maxum Elite ball bonder. The ConnXPS is engineered to provide optimal manufacturing capabilities for the lower pin count IC market and the rapidly growing LED market.

IC Die Bonders

We utilize the same competitive strategy for our IC die bonders as we use for our ball bonder business, including developing new models which both improve the productivity of the die bonders and increase the size of the market for our products.

Wedge Bonders

Beginning in fiscal 2009, we offer through the Orthodyne acquisition, a broad portfolio of wedge bonding products.

•

The 3600plus and 7200plus wedge bonders are currently the leading choices for power interconnects in both the power hybrid and semiconductor markets. The products were launched by Orthodyne in late 2007 and early 2008, respectively, and were rapidly accepted by customers.

•

We will launch the latest 7600 series wedge bonder in the first half of calendar 2009. This product is targeted primarily at the market for small power packages and will extend our product portfolio to include reel-to-reel type applications.

•

The PowerRibbon® is a leading-edge interconnect for power packages, and is continuing to gain market acceptance. Further extension of our PowerRibbon® range towards both larger and smaller sizes is expected to continue throughout 2009. We believe this will help further establish PowerRibbon® as a premier interconnect technology for small power packages and high power applications, including automotive hybrid modules or other high current applications.

Packaging Materials

We market a range of expendable tools for the semiconductor packaging and assembly market. Our packaging materials are designed for use on both our own and our competitors’ assembly equipment. Ball and wedge bonders use a capillary or wedge tool much like a sewing machine uses a needle.

Our expendable tools include a wide variety of capillaries, wedges tools, clamp tooling, cutter blades, wire guides, and wafer saw blades. These tools are developed for a broad range of semiconductor packaging applications such as:

•

Capillaries and wedge tools- attach the wire to the semiconductor chip, guide the wire during loop formation, attach the wire to the package substrate and cut the wire allowing the bonding process to be repeated.

•	Clamp tooling - holds the lead frame securely in place during the bonding process and are typically custom-designed to meet individual customer needs.

•	Cutter blades- cut a large-diameter of wire in wedge bonding applications.

•	Wire guides – precisely guide the wire during the loop formation.

•	Wafer saw blades - cut silicon wafers into individual semiconductor die.

In addition to the expandable tools discussed above, beginning in fiscal 2009 through the acquisition of Orthodyne, we will offer expendable wedge tools, clamp tooling, cutter blades and wire guides used for wedge and ribbon bonders. The wedge tools are used to attach the wire to the die or lead frame, while a precision wire guide is used to guide the wire during the loop formation. For wedge bonding with large-diameter wire, a cutter blade is used to cut the wire after the bonding process is complete and allow the process to be repeated. Clamp tooling products are used to securely hold the lead frame in place during the bonding process, and are typically custom-designed to meet individual customer needs. Orthodyne’s expendable products business is well positioned to benefit from future synergies with our existing Packaging Materials business.

Customers

Our major customers include large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Customers may vary from year-to-year based on their capital investment and operating expense budgets, and overall industry trends.

The following chart reflects our top ten end-use customers, based on net revenue, for each of the last three fiscal years:

Fiscal 2006	Fiscal 2007	Fiscal 2008
1. STATS ChipPAC *	1. Advanced Semiconductor Engineering*	1. Advanced Semiconductor Engineering
2. Advanced Semiconductor Engineering	2. Siliconware Precision Industries, Ltd.	2. STATS ChipPac
3. Texas Instruments	3. Amkor Technology Inc.	3. Amkor Technology Inc.
4. Samsung	4. Samsung	4. Siliconware Precision Industries, Ltd.
5. Renesas	5. Hynix Semiconductor Inc.	5. Sandisk Semiconductor
6. Freescale/Motorola	6. STATS ChipPAC	6. Texas Instruments
7. NEC	7. Texas Instruments	7. ST Microelectronics
8. Amkor	8. Sandisk Semiconductor	8. Samsung
9. Spansion	9. ST Microelectronics	9. NXP Semiconductors
10. Global Advanced Packaging	10. Chipmos Technology Inc.	10. King Yuan Electronics Company

*	Accounted for more than 10% of total fiscal year net revenue.

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

International Operations

Our customers are primarily located or have operations in the Asia/Pacific region. Approximately 97% of our net revenue for fiscal 2006 and 2007 and 96% for fiscal 2008 were for shipments to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.

For a discussion of our financial information about geographic areas, see our Consolidated Financial Statements and corresponding Notes included in Item 8 of this report.

Sales and Customer Support

We believe providing comprehensive worldwide sales, service, training, and support are important competitive factors in the semiconductor equipment industry, and we manage these functions through our global customer operations group. We rely on a combination of a direct sales force, manufacturers’ representatives and distributors for the sale of our various product lines. We provide timely customer service and sales support by positioning our sales service representatives near customer facilities, which provides customers with the ability to place orders locally and to deal with service and support personnel who speak the customer’s language and are familiar with local country practices. In order to support our customers whose semiconductor assembly operations are located primarily outside of the United States, we have sales, service, and support personnel based in China, Japan, Korea, Malaysia, the Philippines, Singapore, Switzerland, Taiwan, Thailand, and throughout Europe, and applications labs in China, Israel, Japan, Singapore, Switzerland and Taiwan.

Backlog

The following table reflects our backlog as of September 29, 2007 and September 27, 2008:

	As of
(in thousands)	September 29, 2007	September 27, 2008
Backlog	$85,563	$49,508

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

Equipment

Our equipment manufacturing activities consist primarily of integrating outsourced parts and subassemblies and testing finished products to customer specifications. During fiscal 2007 and 2008, most of our ball bonder manufacturing took place in Singapore. Our die bonder manufacturing took place in Switzerland and Suzhou, China. We believe the outsourcing manufacturing model enables us to minimize our fixed costs and capital expenditures and focus on product differentiation through technology innovations in system design and manufacturing quality control. Just-in-time inventory management has reduced our manufacturing cycle times and lowered our on-hand inventory requirements. We have ISO 9001 certification for our equipment manufacturing facilities in Singapore, Switzerland and China, and we have ISO 14001 certifications for our equipment manufacturing facilities in Singapore and China.

Packaging Materials

We manufacture expendable tools at our facility in Yokneam, Israel and expendable tools and blades for wafer sawing at our facility in Suzhou, China. Both facilities are ISO 9001 and ISO 14001 certificated.

Research and Product Development

Many of our customers generate technology roadmaps describing the future manufacturing capability requirements needed to support their product development plans. Our research and product development activities are organized so that our products anticipate our customers’ requirements. This happens through continuous improvement of our existing products, through upgrades for products already installed in customers’ facilities or through the creation of next-generation products. Examples of our continuous improvement strategy include our copper kits for existing ball bonder models. In addition, our next-generation products include the Power Series IConnPS ball bonder and ConnXPS ball bonder, both introduced during fiscal 2008. In addition, a development program is underway for our next generation die bonders. Our goal is technology leadership in each of our major product lines.

Research and development expense was $36.3 million, $49.1 million, and $59.9 million during fiscal 2006, 2007 and 2008, respectively.

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

Competition

The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, as well as speed/throughput, production yield, process control, and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Ball bonders: ASM Pacific Technology and Shinkawa

•	Die bonders: ASM Pacific Technology, ESEC, Renesas and Shinkawa

•	Wedge bonders: F&K, Delvotec, Hesse & Knipps and Cho-Onpa

Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant packaging materials competitors include:

•	Bonding tools: CoorsTek, PECO, and Small Precision Tools, Inc.

•	Saw blades: Disco Corporation

•	Wedge bonding tools: Micro-Mechanics, and Small Precision Tool

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

Employees

As of September 27, 2008, we had 2,496 regular full-time employees and 77 temporary and contract workers worldwide.

Subsequent to year end on November 12, 2008, we announced a headcount reduction of 240 positions and a cancellation of annual salary increases scheduled for January 1, 2009. We took these actions to reduce costs due to deteriorating conditions in the global economy and projected weaker demand for our products and services.

Executive Officers of the Company

The following table sets forth certain information regarding the executive officers of the Company as of September 27, 2008. Our executive officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age	First Became an Officer (calendar year)	Position
C. Scott Kulicke	59	1976	Chairman of the Board of Directors and Chief Executive Officer
Maurice E. Carson	51	2003	Senior Vice President and Chief Financial Officer
Christian Rheault	43	2005	Senior Vice President, Equipment segment
Charles Salmons	53	1992	Senior Vice President, Engineering
Jagdish (Jack) Belani	55	1999	Senior Vice President, Packaging Materials segment and Corporate Marketing

C. Scott Kulicke has served as Chief Executive Officer since 1979 and Chairman of the Board of Directors since 1984. His present term as a director expires in 2011. Mr. Kulicke earned a Bachelor of Science degree in Economics from the Wharton School of Business of the University of Pennsylvania.

Maurice E. Carson became Senior Vice President and Chief Financial Officer (“CFO”) in November 2007 after serving as Vice President, CFO since September 2003. From 1996 until 2003, Mr. Carson served in various finance positions culminating as the Vice President, Finance and Corporate Controller for Cypress Semiconductor Corporation. Mr. Carson earned a Bachelor of Science degree from the University of Colorado and a Masters in Business Administration degree from the University of Chicago.

Christian Rheault became Senior Vice President, Equipment segment in November 2007 after serving as Vice President, Equipment segment since 2006. Prior to that time, he served as Vice President and General Manager of our Ball Bonder Business Unit and Director of Strategic Marketing and Vice President, General Manager of the Microelectronics Business Unit. Mr. Rheault earned an Electrical Engineering degree from Laval University, Canada and a DSA (Business Administration Diploma) from Sherbrooke University, Canada.

Charles Salmons has served as Senior Vice President, Engineering since March 2008, after serving as Senior Vice President, Acquisition Integration (September 2006-March 2008), Senior Vice President, Wafer Test (November 2004-September 2006), Senior Vice President, Product Development (September 2002-November 2004), Senior Vice President Operations (1999 to 2004), General Manager, Ball Bonder operations (1998-1999), and Vice President of Operations (1994-1998). Mr. Salmons earned a Masters in Business Administration degree from LaSalle University.

Jagdish (Jack) G. Belani served as Senior Vice President of Packaging Materials segment and Corporate Marketing from November 2005 until the sale of our Wire business on September 29, 2008. From 1999 until November 2005, Mr. Belani served as Vice President of Wire Bonding and Corporate Marketing; Vice President of Business Units and Marketing, President of the Wire Bonding Division and President of XLAM, our high density substrate group. Mr. Belani earned a Bachelor of Science degree in chemical engineering from Indian Institute of Technology, Madras, India; a Masters of Science degree in metallurgical and materials engineering from Illinois Institute of Technology and a Juris Doctor from the University of Santa Clara.

Item 1A.	Risks Related to Our Business and Industry

Our operating results and financial condition are adversely impacted by the current worldwide economic conditions.

In 2008, general worldwide economic conditions deteriorated sharply due to the sub-prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, decreased consumer confidence, reduced corporate profits and capital spending, and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and have caused customers to reduce spending on our products. We cannot predict the timing or duration of the global economic crisis or the timing or strength of a subsequent economic recovery. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations will be materially and adversely affected.

The semiconductor industry is volatile with sharp periodic downturns and slowdowns. The current downturn has been made worse by deteriorating global economic conditions.

Our operating results are significantly affected by the capital expenditures of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems. Expenditures by semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems depend on the current and anticipated market demand for semiconductors and products that use semiconductors, including personal computers, telecommunications equipment, consumer electronics and automotive goods. Significant downturns in the market for semiconductor devices or in general economic conditions, such as the recent severe deterioration in worldwide economic conditions, reduce demand for our products and materially and adversely affect our business, financial condition and operating results.

The semiconductor industry is volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. They have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. These downturns historically have severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment and the packaging materials that we sell. The sharp deterioration in worldwide economic conditions that began in mid-2008 has made the current industry downturn more severe than any recent downturn. There can be no assurances regarding levels of demand for our products, especially in light of current economic conditions. In any case, we believe the historical volatility of our business – both upward and downward – will persist.

We may experience increasing price pressure.

Our business strategy focuses on product performance, customer service and price. We continually seek to reduce our cost structure including moving operations to lower cost areas and reducing other operating costs. We may not be able to continue to compete on the basis of performance, service, and price; therefore, our financial condition and operating results may be materially and adversely affected.

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

Some of the factors that may cause our net revenues and/or operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products we sell because, for example:

•	certain lines of equipment within our business segments are more profitable than others; and

•	some sales arrangements have higher gross margins than others;

•	cancelled or deferred orders;

•	competitive pricing pressures may force us to reduce prices;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and

•	competitors’ introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses, and interest expense, do not vary directly with our net revenue. Our research and development efforts include long-term projects lasting a year or more, which require significant investments. In order to realize the benefits of these projects, we believe that we must continue to fund them during periods when our revenue has declined. As a result, a decline in our net revenue would adversely affect our operating results. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net revenue, our operating results would decline. In a downturn, we may have excess inventory, which is required to be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:

•	timing and extent of our research and development efforts;

•	severance, resizing, and other costs of relocating facilities;

•	inventory write-offs due to obsolescence; and

•	increases in the cost of labor or materials.

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

Approximately 97% of our net sales for fiscal 2006 and 2007 and 96% for fiscal 2008 were to customers located outside of the United States, in particular to customers located in the Asia/Pacific region.

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

We also rely on non-United States suppliers for materials and components used in our products, and nearly all of our manufacturing operations are located in countries other than the United States. We manufacture our ball bonders in Singapore, bonding tools in Israel and China, and die bonders in Switzerland and China. In addition, we have sales, service and support personnel in China, Japan, Korea, Malaysia, the Philippines, Singapore, Switzerland, Taiwan, Thailand, and throughout Europe. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and United States taxes on repatriated cash;

•	difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities regarding transfer pricing regulations;

•	episodic events outside our control such as, for example, an outbreak of Severe Acute Respiratory Syndrome or influenza;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor conditions and costs;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and which may be less predictable than those in the United States.

Because most of our foreign sales are denominated in U.S. dollars, an increase in value of the U.S. dollar against foreign currencies will make our products more expensive than those offered by some of our foreign competitors. Our ability to compete overseas may be materially and adversely affected by a strengthening of the U.S. dollar against foreign currencies.

Our international operations also depend upon favorable trade relations between the United States and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials. Our primary exposures include the Swiss Franc, Chinese Yuan, Euro, Singapore Dollar, Israeli Shekel and Japanese Yen. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We have entered into foreign exchange forward contracts and may enter into additional foreign exchange forward contracts and other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

We may not be able to consolidate manufacturing facilities without incurring unanticipated costs and disruptions to our business.

As part of our ongoing efforts to further reduce our cost structure, we may seek to consolidate our manufacturing facilities. If this occurs, we may incur significant and unexpected costs, delays and disruptions to our business during this consolidation process. Because of unanticipated events, including the actions of governments, suppliers, employees or customers, we may not realize the synergies, cost reductions and other benefits of any consolidation to the extent or within the timeframe that we currently expect.

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

We typically operate our business with limited visibility of future demand. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts for demand. We have in the past, and may again in the future, fail to accurately forecast demand for our products. This has led to, and may in the future lead to, delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to accurately forecast demand for our products, our business, financial condition and operating results may be materially and adversely affected.

Alternative packaging technologies may render some of our products obsolete.

Alternative packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional die bonding. These technologies include flip chip and chip scale packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to alternative packaging technologies were to occur, demand for our equipment and related packaging materials may be materially and adversely affected.

Because a small number of customers account for most of our sales, our revenues could decline if we lose a significant customer.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net sales. During fiscal 2006, sales to STATS Chippac, our largest customer accounted for 10.7% of our net revenue. During fiscal 2007 and 2008, sales to Advanced Semiconductor Engineering, our largest customer accounted for 10.7% and 9.9% of our net revenue, respectively.

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

Our products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of these components and subassemblies and we rely on sole source suppliers for some important components and raw materials. As a result, we are exposed to a number of significant risks, including:

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

•	reliability or quality problems with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay our shipments;

•	loss of suppliers as a result of consolidation of suppliers in the industry; and

•	loss of suppliers because of their bankruptcy or insolvency as a result of the global economic crisis.

If we are unable to deliver products to our customers on time for these or any other reasons, or we are unable to meet customer expectations as to cycle time, or we may be unable to maintain acceptable product quality or reliability and our business, financial condition and operating results may be materially and adversely affected.

We may acquire or divest businesses or enter into joint ventures or strategic alliances, which may materially affect our business, financial condition and operating results.

We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. During fiscal 2007, we acquired Alphasem, a manufacturer of die bonders. During fiscal 2009, we both acquired the assets of Orthodyne, a manufacturer of wedge bonders and heavy wire wedges, and sold our Wire business to Heraeus, a precious metals and technology group that has a leading position in its markets. We may be unable to successfully integrate Orthodyne with our existing businesses and successfully implement, improve and expand our systems, procedures and controls to accommodate the acquisition. In addition, we may not ultimately achieve anticipated benefits or cost reductions from the divestiture of our Wire business and may incur significant restructuring costs. These transactions may place additional constraints on our management and current labor force. These transactions may also require significant resources from our legal, finance and business teams. If we fail to successfully manage the risks associated with these transactions, our business, financial condition and operating results may be materially and adversely affected.

We may from time to time in the future seek to acquire or divest other businesses or enter into alliances with other companies. Significant acquisitions and alliances may increase demands on management, engineering, financial resources and information and internal control systems. Our success with respect to acquisitions and alliances will depend, in part, on our ability to manage and integrate acquired businesses and alliances with our existing businesses and to successfully implement, improve and expand our systems, procedures and controls. In addition, we may divest existing businesses, which would cause a decline in revenues and may make our financial results more volatile. If we fail to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures, joint ventures or other alliances, our business, financial condition and operating results may be materially and adversely affected.

The market price of our common shares and our earnings per share may decline as a result of any acquisitions or divestitures.

The market price of our common shares may decline as a result of any acquisitions or divestitures made by us, including among other things, the acquisition of Orthodyne and the sale of our Wire business, if we do not achieve the perceived benefits of such acquisition or divestiture as rapidly or to the extent anticipated by financial or industry analysts or if the effect on our financial results is not consistent with the expectations of financial or industry analysts. In addition, the failure to achieve expected benefits and unanticipated costs relating to our acquisitions could reduce our future earnings per share.

We may be unable to continue to compete successfully in the highly competitive semiconductor equipment and packaging materials industries.

The semiconductor equipment and packaging materials industries are very competitive. In the semiconductor equipment industry, significant competitive factors include performance, quality, customer support and price. In the semiconductor packaging materials industry, competitive factors include price, delivery and quality.

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

We expect our competitors to improve their current products’ performance, and to introduce new products and materials with improved price and performance characteristics. Our competitors may independently develop technology that is similar to or better than ours. New product and materials introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor’s product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time. Manufacturers and assemblers sometimes develop lasting relationships with suppliers, and assembly equipment providers in our industry often go years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which may materially and adversely affect our business, financial condition and operating results. If we cannot compete successfully, we could be forced to reduce prices, and could lose customers and experience reduced margins and profitability.

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

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our convertible debt is not converted to shares of our common shares, we will be required to make annual cash interest payments of $1.7 million in fiscal 2009, $1.6 million in fiscal 2010, $1.0 million in fiscal 2011 and $1.0 million in fiscal 2012 on an aggregate $204.4 million of convertible subordinated debt (assuming that we do not purchase any additional outstanding Subordinated Convertible Notes). As of September 27, 2008, principal payments of $72.4 million, $65.0 million and $110.0 million on the convertible subordinated debt were due in fiscal 2009, 2010 and 2012, respectively. During October 2008, $43.1 million of our 0.5% Subordinated Convertible Notes were repurchased. Accordingly as of December 1, 2008, we repaid the $29.3 million in principal payments that were due in fiscal 2009. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control, including deteriorating global economic conditions. Our indebtedness poses risks to our business, including that:

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common shares.

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of existing shareholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 60,881,343 million shares were outstanding as of December 5, 2008. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.

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

Our internal controls may not prevent all potential errors or fraud, because any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We cannot assure you that we or our independent registered public accountants will not in the future identify other material weaknesses in our internal controls, which could adversely affect our ability to insure proper financial reporting and could affect investor confidence in us and the price of our common shares.

Accounting methods, including but not limited to the accounting method for convertible debt securities with net share settlement, such as our 0.875% Subordinated Convertible Notes, are subject to change.

In calculating our diluted earnings per share, we currently account for the 0.875% Subordinated Convertible Notes in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”). The accounting method for a convertible debt security that meets the requirements of EITF 90-19 is similar to the accounting for non-convertible debt. We recognize interest expense at the stated coupon rate, and shares potentially issuable upon conversion of the debt are excluded from the calculation of diluted earnings per share until the market price of our common shares exceeds the conversion price (i.e., the conversion price is “in the money”). Once the conversion price is in the money, the shares that we would issue upon assumed conversion of the debt are included in the calculation of fully diluted earnings per share using the “treasury stock” method. No separate value is attributed to the conversion feature of the debt at the time of issuance.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

As compared to the current accounting method, the proposal would reduce the amount recognized as debt and increase the amount recognized as shareholder’s equity at the time of issuance. The amount of debt recognized at time of issuance would increase over the life of the notes, with a corresponding increase in interest expense and reduction of net income and earnings per share (net of tax), for the amortization of the original issue discount. We will adopt FSP APB 14-1 beginning fiscal 2010, with retrospective application to financial statements for periods prior to the date of adoption.

This change in the accounting method for convertible debt securities will have an adverse impact on our reported and future results of operations, and could adversely affect the trading price of our common shares or the trading price of the notes.

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

Some provisions of our articles of incorporation and bylaws as well as Pennsylvania law may discourage some transactions where we would otherwise experience a fundamental change. For example, our articles of incorporation and bylaws contain provisions that:

•	classify our board of directors into four classes, with one class being elected each year;

•	permit our board to issue “blank check” preferred shares without shareholder approval; and

•	prohibit us from engaging in some types of business combinations with a holder of 20% or more of our voting securities without super-majority board or shareholder approval.

Further, under the Pennsylvania Business Corporation Law, because our shareholders approved bylaw provisions that provide for a classified board of directors, shareholders may remove directors only for cause. These provisions and some other provisions of the Pennsylvania Business Corporation Law could delay, defer or prevent us from experiencing a fundamental change and may adversely affect our common shareholders’ voting and other rights.

Terrorist attacks, or other acts of violence or war may affect the markets in which we operate and our profitability.

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and research and development facilities in the United States and manufacturing facilities in the United States, Singapore, Switzerland, China and Israel. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. Additional attacks or any broader conflict, could negatively impact our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Provisions of our Subordinated Convertible Notes could discourage an acquisition of us by a third party.

Certain provisions of our outstanding Subordinated Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Subordinated Convertible Notes will have the right, at their option, to require us to repurchase all of their notes at a price equal to 100% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, plus a premium, if applicable. In addition, pursuant to the terms of the 0.875% Subordinated Convertible Notes, we may not enter into certain mergers unless, among other things, the surviving entity assumes all of our obligations under the indenture and the notes.

Item 2.    PROPERTIES

The following table reflects our major operating facilities:

Facility	Approximate Size	Function	Products Manufactured	Lease Expiration Date (4)

Fort Washington, Pennsylvania	88,000 sq. ft. (1)	Corporate headquarters, technology center, sales and service	Not applicable	September 2028

Suzhou, China	136,386 sq. ft. (1)	Manufacturing, technology center	Die bonders, capillaries, dicing blades	October 2022

Singapore	77,500 sq. ft. (1)	Manufacturing, technology center	Wire bonders	August 2011

Yokneam, Israel	53,820 sq. ft. (2)	Manufacturing, technology center	Capillaries, wedges, die collets	N/A

Berg, Switzerland	61,896 sq. ft. (2)	Manufacturing, technology center	Die bonders	N/A

Singapore (5)	38,405 sq. ft. (1)	Manufacturing, technology center	Bonding wire	May 2009

Thalwil, Switzerland (5)	15,177 sq. ft. (1)	Manufacturing	Bonding wire	(3)

(1)	Leased.
(2)	Owned.
(3)	Cancelable semi-annually upon six months notice.
(4)	Includes lease extension periods at the Company’s option.
(5)	Lease for facility assigned to Heraus upon completion of sale of Wire business on September 29, 2008.

In addition, we rent space for sales and service offices in: China, Germany, Japan, Korea, Malaysia, the Philippines, Taiwan, Thailand, and the United States. We believe our facilities generally are in good condition.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

                  ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal year ended
	September 29, 2007		September 27, 2008
	High	Low	High	Low
First Quarter	$9.67	$7.92	$8.89	$6.47
Second Quarter	$10.19	$8.17	$6.93	$4.55
Third Quarter	$11.04	$9.11	$7.95	$4.66
Fourth Quarter	$12.46	$7.34	$7.49	$4.53

On December 5, 2008, there were approximately 426 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance the growth of our business.

For the purpose of calculating the aggregate market value of shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by nonaffiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about December 31, 2008.

Equity Compensation Plan Information

The information required hereunder will appear under the heading “Equity Compensation Plans” in our Proxy Statement for the 2009 Annual Meeting of Shareholders which information is incorporated herein by reference.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 6.      SELECTED FINANCIAL DATA

The following table reflects selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2004, 2005, 2006, 2007 and 2008. All periods have been reclassified to reflect our Wire business as a discontinued operation. Due to this change, fiscal 2004, 2005, 2006 and 2007 do not agree to our previously issued consolidated financial statements. This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report or in annual reports or current reports on Form 8-K filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands, except per share amounts)	2004	2005	2006	2007	2008
Statement of Operations Data:
Net revenue:
Equipment	$361,244	$201,608	$319,788	$316,718	$271,019
Packaging Materials	62,887	58,394	60,508	53,808	57,031

Total net revenue	424,131	260,002	380,296	370,526	328,050
Cost of sales:
Equipment	208,616	115,645	178,599	188,055	165,499
Packaging Materials	28,008	27,409	28,474	27,035	28,758

Total cost of sales (1)	236,624	143,054	207,073	215,090	194,257
Operating expenses:
Equipment	79,674	70,628	89,684	113,444	122,302
Packaging Materials	18,236	22,578	23,316	24,480	26,971
U.S. pension plan termination	—	—	—	—	9,152
Gain on sale of assets	—	(1,690)	(4,544)	—	—

Total operating expenses (1)	97,910	91,516	108,456	137,924	158,425
Income (loss) from operations:
Equipment	72,954	15,335	51,505	15,219	(16,782)
Packaging Materials	16,643	8,407	8,718	2,293	1,302
U.S. pension plan termination	—	—	—	—	(9,152)
Gain on sale of assets	—	1,690	4,544	—	—
Interest income (expense), net	(9,357)	(1,578)	795	3,990	1,233
Gain (loss) on extinguishment of debt (5)	(10,510)	—	4,040	2,802	170

Income (loss) from continuing operations before taxes	69,730	23,854	69,602	24,304	(23,229)
Provision for income taxes from continuing operations (2)	4,705	1,468	8,068	5,448	(3,610)

Income (loss) from continuing operations	65,025	22,386	61,534	18,856	(19,619)
Income (loss) from discontinued operations, net of tax (2)(3)	(9,145)	(126,468)	(9,364)	18,874	23,441

Net income (loss)	$55,880	$(104,082)	$52,170	$37,730	$3,822

Per Share Data:
Income (loss) per share from continuing operations (4)
Basic	$1.28	$0.43	$1.12	$0.34	$(0.37)
Diluted	$1.03	$0.36	$0.91	$0.29	$(0.37)
Discontinued operations, net of tax per share: (4)
Basic	$(0.18)	$(2.45)	$(0.17)	$0.33	$0.44
Diluted	$(0.07)	$(1.84)	$(0.14)	$0.28	$0.44
Net income (loss) per share: (4)
Basic	$1.10	$(2.02)	$0.95	$0.67	$0.07
Diluted	$0.96	$(1.48)	$0.78	$0.57	$0.07
Weighted average shares outstanding: (4)
Basic	50,746	51,619	55,089	56,221	53,449
Diluted	68,582	67,662	68,881	68,274	53,449
Balance Sheet Data:
Cash, cash equivalents, investments and restricted stock	$95,766	$95,369	$157,283	$169,910	$186,081
Working capital excluding discontinued operations	108,573	105,764	156,237	219,755	165,543
Total assets excluding discontinued operations	221,053	241,134	261,109	384,713	336,270
Long-term debt (5)	270,000	270,000	195,000	251,412	175,000
Shareholders’ equity (deficit)	67,020	(31,748)	79,306	83,255	102,467

(1)	During fiscal 2004, we recorded the following charges as operating expenses in continuing operations: severance charges of $1.9 million; China start-up costs of $0.1 million; inventory write-downs of $0.4 million; and a reversal of prior year resizing charges of $0.1 million. We also recorded a gain on the sale of assets of $0.9 million within fiscal 2004 operating expenses.

During fiscal 2005, we recorded the following charges as operating expenses in continuing operations: severance charges of $0.9 million; China start-up costs of $1.2 million; and inventory write-downs of $1.0 million. We also recorded a gain on the sale of assets of $1.7 million within fiscal 2005 operating expenses.

During fiscal 2006, we recorded the following charges in continuing operations: $3.5 million in cost of sales and $0.8 million in operating expenses for the cumulative adjustment to correct immaterial errors in the consolidated financial statements; $0.6 million in cost of sales and $4.1 million in operating expenses for SFAS 123R equity compensation expense; $8.4 million in operating expenses for incentive compensation and a gain on the sale of assets of $4.5 million in operating expenses.

During fiscal 2007, we recorded the following charges in continuing operations: $0.2 million in cost of sales and $5.3 million in operating expenses for SFAS 123R equity compensation expense; and $4.4 million in operating expense for incentive compensation.

During fiscal 2008, we recorded the following charges in continuing operations: $0.3 million in cost of sales and $4.4 million in operating expenses for SFAS 123R equity compensation expense; and $2.2 million in operating expense for incentive compensation.

(2)	The following are the more significant factors which affect our provision for income taxes: implementation of our international restructuring plan in fiscal 2006, 2007 and 2008; volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; and our provision for various tax exposure items.

(3)	Reflects the operations of the Company’s former flip chip business unit (sold February 2004), Test business (sold March 2006), and Wire business (sold subsequent to fiscal 2008).

(4)	For fiscal 2004, 2005, 2006 and 2007 the exercise of dilutive stock options and expected vesting of performance-based restricted stock (fiscal 2007 only) and conversion of the convertible subordinated notes were assumed and $5.2 million, $1.7 million, $1.4 million and $1.3 million, respectively, of after-tax interest expense related to our convertible subordinated notes was added to the Company’s net income to determine diluted earnings per share. Due to the Company’s net loss from continuing operations for fiscal 2008, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

(5)	In August 2001, the Company issued $125.0 million in principal amount of 5.25% Convertible Subordinated Notes due 2006, which the Company redeemed in their entirety in August 2004. In December 2003, the Company issued $205.0 million in principal amount of 0.5% Convertible Subordinated Notes due 2008, of which the Company repurchased $75.0 million, $53.6 million, and $4.0 million during fiscal 2006, 2007, and 2008, respectively. In June 2004, the Company issued $65.0 million in principal amount of 1.0% Convertible Subordinated Notes due 2010, and in June 2007, the Company issued $110.0 million in principal amount of 0.875% Convertible Subordinated Notes due 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended September 27, 2008 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.

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

Introduction

Unless otherwise indicated, amounts provided throughout this Form 10-K relate to continuing operations only and accordingly do not include amounts attributable to our Wire business.

Kulicke and Soffa Industries, Inc. (“K&S”) designs, manufactures and markets capital equipment and packaging materials as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. Our customers primarily consist of Integrated Device Manufacturers (“IDM”) and subcontractor assembly facilities. According to VLSI Research, Inc., we are currently the world’s leading supplier of semiconductor ball bonding assembly equipment.

Our goal is to be the technology leader and the lowest cost supplier in our main business segments which are:

•	equipment; and

•	packaging materials.

Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, consolidating operations, moving certain manufacturing to Asia, moving a portion of our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate efficiencies while maintaining overall product quality.

Our fiscal year end for fiscal 2006, 2007 and 2008 was September 30, 2006, September 29, 2007, and September 27, 2008, respectively.

Divesture of the Wire Business

Subsequent to year end, on September 29, 2008, we completed the sale of our Wire business for $155.0 million (subject to working capital adjustment) to W.C. Heraeus GmbH (“Heraeus”), a precious metals and technology company based in Hanau, Germany. The working capital requirements of our Wire business had become significant in recent years, and we believe could no longer be justified. As a result of the sale of the Wire business, we improved our working capital position. Our Wire business had been previously reported within our Packaging Materials segment, but is now reported as discontinued operations. We expect the gain on the sale of our Wire business to be approximately $22.1 million to $25.1 million and will be recognized in the first quarter of fiscal 2009.

The sale of our Wire business provided us with the financial resources and technical focus necessary to pursue growth opportunities within our Equipment segment. In addition, we will continue to have a strategic technical alliance with Heraeus in the development of wire bonding solutions.

Acquisition of Wedge Bonding Business

Subsequent to year end on October 3, 2008, we completed the acquisition of substantially all of the assets of Orthodyne Electronics Corporation (“Orthodyne”), a privately held company based in Irvine, California. Orthodyne is the leading supplier of both wedge bonders and wedges (the consumable product used in wedge bonding) for the power management and hybrid module markets. In connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value of $46.2 million and paid $82.5 million in cash including working capital. A total of 15% of the purchase price was deposited into a third-party escrow account as partial security for Orthodyne’s indemnification obligations under the asset purchase agreement. In addition, we agreed to pay up to $40.0 million in cash, if certain significant objectives related to gross profit are met by the Orthodyne business over the next three years.

We believe the Orthodyne acquisition will benefit us strategically by providing deeper penetration into the discrete side of the semiconductor market, and in the attractive power management and hybrid module markets. We expect wedge bonding will benefit from increased focus on energy efficient solutions in the years ahead, and that Orthodyne’s market leading position in this area will allow us to address a larger Total Available Market (“TAM”). We now offer a broad suite of interconnect technologies for a variety of semiconductor packaging applications, and we believe the acquisition of Orthodyne will enhance our position as the leading supplier of interconnect solutions. We believe that on a combined basis, the sale of our Wire business and the purchase of Orthodyne will provide us with both the financial resources and technical focus necessary to pursue growth opportunities in other areas of our business.

Technology Leadership

In March 2008, we launched a new generation of semiconductor assembly equipment—the Power Series which currently features the IConnPS and ConnXPS ball bonders. The Power Series is setting new standards for performance, productivity, upgradeability, and ease of use. Sales of the IConnPS machines began during the quarter ended June 28, 2008, and sales of the ConnXPS began in our first quarter of fiscal 2009. Initial customer response has been positive, and performance for these machines has met or exceeded our expectations. The improvement in productivity and reliability represented by the Power Series translates into lower cost of ownership for our customers, and we believe will give us competitive advantage going forward. In 2008, the IConnPS machine won the Advanced Packaging magazine award for top new product in its class, the second time in three years a K&S product received this recognition.

We are currently in the later development stages of the next addition to the Power Series—our next generation, die bonder machine, code named “Discovery”. Discovery will allow us to compete aggressively in the growing advanced packaging/stacked die market space. Alpha evaluations of Discovery have been underway with a select customer since July 2008, and the initial customer feedback has been very positive. We anticipate launching this machine in the second quarter of fiscal 2009.

Copper wire bonding continues to gain market interest as an alternative to gold wire bonding as customers seek ways to reduce the cost of the wire bonding process. We believe that for copper to become viable alternative to gold, a solution spanning all manufacturing materials and processes, not just those involved in wire bonding, will be needed. Accordingly, we launched a copper wire bonding initiative with the goal of working with our customers and partners to find an integrated solution from the front-end through the back-end of the integrated circuit (“IC”) manufacturing process. Currently, copper wire bonding represents a small but packaging technology, and we believe gold wire bonding will continue to be the dominant interconnect platform.

Through the purchase of Orthodyne, we now are the leaders in the design and manufacture of wedge bonders for the power semiconductor, automotive power module, and sensor markets. Wedge bonders use wire or ribbon bonds to attach high-current-capacity aluminum wire to power semiconductors in discrete power devices or in modules, such as inverters for hybrid cars. Wedge bonds also attach large-diameter wire to semiconductors when packaging or reliability constraints do not allow the use of ball bonds.

Business Environment

Global economic conditions affect demand for semiconductor capital equipment and packaging systems. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Conditions in the global economy deteriorated dramatically near the end of our fiscal year and in subsequent weeks. Current industry forecasts for calendar 2009 point to significant weakening in consumer and business electronics spending. We expect demand to remain weak and visibility to be poor through at least the second quarter of fiscal 2009.

Our equipment business is cyclical and highly dependent on semiconductor manufacturers’ expectation of capacity requirements for future IC demand, as well as their demand for new semiconductor manufacturing technologies. During the first quarter of fiscal 2009, our bookings slowed as customers respond to the weakening economic conditions.

Our Equipment segment sales have historically been highly volatile due to the semiconductor industry’s cyclical need for new capability and capacity. Volatility is further influenced by the relative mix of IDM and subcontractor customers in any period, since subcontractors tend purchase larger volumes in less predictable patterns. Variance in the mix of sales to IDMs and subcontractors can also affect our average selling price due to differences in volume purchases and different machine configurations required by each type of customer.

Packaging Materials sales tend to be less volatile than equipment sales as these products represent consumable purchases for our customers and volumes follow the trend of total semiconductor interconnect unit production.

Balance Sheet Strength

We continually seek ways to maintain the strength of our balance sheet. Fiscal 2008 cash and investments of $186.1 million reflect a $16.2 million increase from fiscal 2007. Additionally, the impact of the Wire business divestiture and the Orthodyne acquisition, both of which closed after the year-end, was to add approximately $70.0 million in cash to our Consolidated Balance Sheet. Our stronger cash position allows us to manage volatile buying patterns of our customers, service our debt and continue to invest in research and development through downturns in the global economy and our industry.

Macroeconomic Factors: Foreign Currency

We are exposed to fluctuations in foreign currency exchange rates. Certain of our assets and liabilities are denominated in foreign currencies and are affected by changes in exchange rates for those currencies which impact our business. For fiscal year 2008, our foreign exchange transaction loss was $1.8 million compared to $0.1 million for fiscal 2007. The higher foreign exchange loss was due to the unfavorable exchange rates primarily driven by the Swiss Franc and Israeli Shekel. During fiscal 2008, we restructured our Swiss entity, which reduced our exposure to US Dollar/Swiss Franc fluctuations. To mitigate our market risk, we periodically adjust our subsidiaries’ holdings of foreign currency denominated working capital, and we may enter into foreign exchange forward contracts or other hedging instruments.

Products and Services

We offer a range of bonding equipment and packaging materials. The following table reflects the percentage of our net revenue by business segment for fiscal 2006, 2007 and 2008:

	Fiscal
	2006		2007		2008
(dollar amounts in thousands)	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues	Net Revenues	% of Total Net Revenues
Equipment	$319,788	84.1%	$316,718	85.5%	$271,019	82.6%
Packaging Materials	60,508	15.9%	53,808	14.5%	57,031	17.4%

	$380,296	100.0%	$370,526	100.0%	$328,050	100.0%

See Note 11 to our Consolidated Financial Statements included in Item 8 of this report for financial results by business segment.

Equipment

We manufacture and market a line of ball bonders and die bonders which are sold to many of the same customers. Ball bonders are used to connect very fine wires, typically made of gold, aluminum or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Die bonders are used to attach a die to the package which will house the device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. In particular, our ball bonders are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Our principal products are:

Integrated Circuit Ball Bonders

Automatic IC ball bonders represent a significant portion of our semiconductor equipment business. As part of our competitive strategy, we seek to continually improve our models and periodically introduce new or improved models of our IC ball bonders. Each new or improved model is designed to increase both productivity and process capability compared to the predecessor model.

•

In March 2008, we introduced the Power Series IConnPS ball bonder, which replaced our Maxum Ultra ball bonder and improves IC inter-connect performance with expanded technology that addresses advanced packaging requirements, copper wire bonding, and ultra fine pitch capability.

•

In July 2008, the new ConnXPS ball bonder replaced our Maxum Elite ball bonder. The ConnXPS is engineered to provide optimal manufacturing capabilities for the lower pin count IC market and the rapidly growing LED market.

IC Die Bonders

We utilize the same competitive strategy for our IC die bonders as we use for our ball bonder business, including developing new models which both improve the productivity of the die bonders and increase the size of the market for our products.

Wedge Bonders

Beginning in fiscal 2009, we offer through the Orthodyne acquisition, a broad portfolio of wedge bonding products.

•

The 3600plus and 7200plus wedge bonders are currently the leading choices for power interconnects in both the power hybrid and semiconductor markets. The products were launched by Orthodyne in late 2007 and early 2008, respectively, and were rapidly accepted by customers.

•

We will launch the latest 7600 series wedge bonder in the first half of calendar 2009. This product is targeted primarily at the market for small power packages and will extend our product portfolio to include reel-to-reel type applications.

•

The PowerRibbon® is a leading-edge interconnect for power packages, and is continuing to gain market acceptance. Further extension of our PowerRibbon® range towards both larger and smaller sizes is expected to continue throughout 2009. We believe this will help further establish PowerRibbon® as a premier interconnect technology for small power packages and high power applications, including automotive hybrid modules or other high current applications.

Packaging Materials

Our expendable tools include a wide variety of capillaries, wedges tools, clamp tooling, cutter blades, wire guides, and wafer saw blades. These tools are developed for a broad range of semiconductor packaging applications such as:

•

Capillaries and wedge tools- attach the wire to the semiconductor chip, guide the wire during loop formation, attach the wire to the package substrate and cut the wire allowing the bonding process to be repeated.

•	Clamp tooling - holds the lead frame securely in place during the bonding process and are typically custom-designed to meet individual customer needs.

•	Cutter blades- cut a large-diameter of wire in wedge bonding applications.

•	Wire guides – precisely guide the wire during the loop formation.

•	Wafer saw blades - cut silicon wafers into individual semiconductor die.

In addition to the expandable tools discussed above, beginning in fiscal 2009 through the acquisition of Orthodyne, we will offer expendable wedge tools, clamp tooling, cutter blades and wire guides used for wedge and ribbon bonders. The wedge tools are used to attach the wire to the die or lead frame, while a precision wire guide is used to guide the wire during the loop formation. For wedge bonding with large-diameter of wire, a cutter blade is used to cut the wire after the bonding process is complete and allow the process to be repeated. Clamp tooling products are used to securely hold the lead frame in place during the bonding process, and are typically custom-designed to meet individual customer needs. Orthodyne’s expendable products business is well positioned to benefit from future synergies with our existing Packaging Materials business.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have satisfied equipment installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (Kulicke & Soffa factory), with title transferring to our customer at our loading dock or upon embarkation. We have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. We do not provide price protection to our customers.

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

•

Warranties: Our equipment is generally shipped with a one-year warranty against manufacturer’s defects. We recognize a liability for estimated warranty expense when revenue for the related product is recognized. The estimated liability for warranty expense is based upon historical experience and our estimates of future expenses.

•

Conditions of Acceptance: Sales of our consumable products generally do not have customer acceptance terms. In certain cases, sales of our equipment have customer acceptance clauses which may require the equipment to perform in accordance with customer specifications or when installed at the customer’s facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers’ facilities, the revenue for the equipment will be not be recognized until acceptance, which typically consists of installation and testing, is received from the customer.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ failure to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are also subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectbility of certain receivables. If global economic conditions continue to deteriorate or political conditions were to change in some of the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, we generally record as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted future consumption for equipment, twelve months historical consumption for packaging materials and twenty-four months historical consumption for spare parts. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we reserve for the difference between the carrying value of our inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than our projections, additional inventory reserves may be required.

Valuation of Long-lived Assets

Our long-lived assets are primarily property, plant and equipment and goodwill. In accordance with the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), our goodwill is not amortized. SFAS 142 also requires that, at least annually, we perform an impairment test to support the carrying value of goodwill. In addition, whenever events occur that may impact the carrying value of goodwill an impairment test will be performed. The fair value of our goodwill is based upon our estimates of future cash flows and other factors. We manage and value our intangible technology assets in the aggregate, as one asset group, not by individual technology.

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), our property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. SFAS 144 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount we expect is more likely than not to be realized. While we have considered future taxable income and our ongoing tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. In fiscal 2002 and 2003, we established a valuation allowance against our deferred tax assets generated from our U.S. net operating losses. In fiscal 2004 through 2008, we reversed the portion of the valuation allowance that was equal to the U.S. federal income tax expense on our U.S. income for that fiscal year or related to our plans to repatriate certain unremitted foreign earnings. Due to the restructuring of our international operations, projections of future earnings and the significant historic volatility of our Equipment segment, which will be the primary income source for the U.S. in the future, we do not believe it is more likely than not the remaining deferred tax assets will be realized.

Effective September 30, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

Equity-based Compensation

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in Item 8 for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our consolidated results of operations and financial condition.

Results of Operations for fiscal 2007 and 2008

The following table reflects bookings and backlog as of September 29, 2007 and September 27, 2008:

	As of
(in thousands)	September 29, 2007	September 27, 2008
Bookings	$412,199	$291,994
Backlog	$85,563	$49,508

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

Net Revenue

Our customers are primarily located or have operations in the Asia/Pacific region. Approximately 97% and 96% of our net revenue for fiscal 2007 and 2008, respectively, was from shipments to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenues.

The following table reflects net revenue by business segment for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Equipment	$316,718	$271,019	$(45,699)	-14.4%
Packaging Materials	53,808	57,031	3,223	6.0%

Total	$370,526	$328,050	$(42,476)	-11.5%

Equipment

The following table reflects the components of Equipment net revenue change from fiscal 2007 to 2008:

	Fiscal 2007 vs. 2008
(in thousands)	Price	Volume	Change
Equipment	$(359)	$(45,340)	$(45,699)

The decrease in net revenue from fiscal year 2007 to fiscal year 2008 was mainly due to a 15.8% decrease in volume for IC ball bonders and 47.1% decrease in volume for IC die bonders. The fiscal 2008 decrease in volume is mainly due to a decline in global demand for assembly equipment due to the global economic crisis. Fiscal 2007 was stronger due to increased demand for capacity for the memory market. Additionally, the capacity utilization rate of our customers was lower in the first half of fiscal 2008 then it was for any quarter in fiscal 2007. The small decrease in price is due to our IC ball bonders selling price falling by 0.9% as a result of the mix of sales to our subcontractors and IDMs in fiscal 2008 compared to fiscal 2007. Our selling prices to subcontractor customers are lower due to larger volume purchases. The lower IC ball bonder prices were partially offset by the higher price for our latest generation IC ball bonder machine introduced in March 2008.

Packaging Materials

The following table reflects the components of Packaging Materials net revenue variance from fiscal 2007 to 2008:

	Fiscal 2007 vs. 2008
(in thousands)	Price	Volume	Change
Packaging Materials	$(3,003)	$6,226	$3,223

The net increase in Packaging Material revenue from fiscal 2007 to 2008 was primarily due to volume increases in both our Tools and Blades businesses. Tools volumes increased 11.5%, while Blades volumes increased 11.7%. The increase in both Tools and Blades volume was mainly due to an 11.9% increase in IC unit demand. From fiscal 2007 to fiscal 2008, Tools average selling prices decreased 6.3% due to normal price erosion as well as change in customer mix. This was slightly offset by a 3.4% increase in Blades average selling prices due to a change in product mix.

Gross Profit

The following table reflects gross profit by business segment for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Equipment	$128,663	$105,520	$(23,143)	-18.0%
Packaging Materials	26,773	28,273	1,500	5.6%

Total	$155,436	$133,793	$(21,643)	-13.9%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2007 and 2008:

	Fiscal
	2007	2008	Basis Point Change
Equipment	40.6%	38.9%	(169)
Packaging Materials	49.8%	49.6%	(18)
Total	42.0%	40.8%	(117)

Equipment

The following table reflects the components of Equipment gross profit variance from fiscal 2007 to 2008:

	Fiscal 2007 vs. 2008
(in thousands)	Price	Cost	Volume	Change
Equipment	$(359)	$(3,163)	$(19,621)	$(23,143)

The decrease in gross profit from fiscal 2007 to fiscal 2008 was primarily due to decreased industry-wide demand for back-end semiconductor equipment as IC ball bonder volumes were 15.8% lower during the current fiscal year. The fiscal 2008 decrease in volume is mainly due to a decline in global demand for assembly equipment due to the global economic crisis. Fiscal 2007 was stronger due to increased demand for capacity for the memory market. Also, the capacity utilization rate of our customers was lower in the first half of fiscal 2008 then it was for any quarter in fiscal 2007. The increase in cost is primarily due to absorption costs from lower volumes in our IC ball bonders and IC die bonders along with inventory excess and obsolete expense related to our specialty ball bonders.

Packaging Materials

The following table reflects the components of Packaging Materials gross profit change from fiscal 2007 to 2008:

	Fiscal 2007 vs. 2008
(in thousands)	Price	Cost	Volume	Change
Packaging Materials	$(3,003)	$1,404	$3,099	$1,500

The net increase in Packaging Material gross profit from fiscal 2007 to 2008 was primarily due to volume increases in both our Tools and Blades businesses. Tools volumes increased 11.5%, while Blades volumes increased 11.7%. The increase in both Tools and Blades volume was mainly due to an 11.9% increase in IC unit demand. From fiscal 2007 to fiscal 2008, Tools average selling prices decreased 6.3% due to normal price erosion as well as change in customer mix. This was slightly offset by a 3.4% increase in Blades average selling prices due to a change in product mix. The decrease in Tools costs were due to a higher mix of lower cost products. The decrease in Blades costs was due to in-house production of semi-finished products as well as manufacturing productivity improvements.

Operating Expenses

The following table reflects operating expenses for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Selling, general and administrative	$88,839	$89,356	$517	0.6%
Research and development	49,085	59,917	10,832	22.1%
U.S. pension plan termination	—	9,152	9,152	0.0%

Total	$137,924	$158,425	$20,501	14.9%

The following table reflects operating expenses as a percentage of net revenue for fiscal 2007 and 2008:

	Fiscal
	2007	2008	Change
Selling, general and administrative	24.0%	27.2%	3.3%
Research and development	13.2%	18.3%	5.0%
U.S. pension plan termination	0.0%	2.8%	2.8%

Total	37.2%	48.3%	11.1%

Selling, general and administrative

The increase in selling, general and administrative (“SG&A”) expense of $0.5 million in fiscal 2008 compared to fiscal 2007 was due to an increase in foreign currency exchange expense of $1.6 million, additional marketing expense of $1.1 million and higher equipment selling, service and support cost of $0.7 million. These higher SG&A expenses were offset by lower incentive compensation costs of $2.2 million and lower die bonder integration cost of $0.8 million.

Research and development

Research and development (“R&D”) expense for fiscal 2008 increased $10.8 million compared to fiscal 2007. The increase was primarily due to $8.8 million of additional spending for our new die bonder platform and $1.8 million of costs to complete our recently released Iconn and ConnX ball bonder products.

U.S. Pension Plan Termination

For fiscal 2008, operating expenses included a one-time, non-cash expense of $9.2 million related to the termination of the U.S. pension plan.

Income (loss) from Continuing Operations

The following table reflects income (loss) from continuing operations by business segment for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Equipment	$15,219	$(25,934)	$(41,153)	-270.4%
Packaging materials	2,293	1,302	(991)	-43.2%

Total	$17,512	$(24,632)	$(42,144)	-240.7%

Equipment

The main contributors to the fiscal 2008 increase in the loss from continuing operations for our Equipment segment were: $23.1 million lower gross profit due to decreased industry-wide demand for back-end semiconductor equipment as IC ball bonder volumes were 15.8% lower during the current fiscal year; a one-time, non-cash expense of $9.2 million related to the termination of the U.S. pension plan during fiscal 2008; higher fiscal 2008 R&D costs of $10.8 million primarily due to the development of our next generation IC die bonders and IC ball bonders; and, higher marketing, selling, service and support costs of $2.0 million, and; $1.9 million of lower incentive compensation costs.

Packaging Materials

Lower income from continuing operations for our Packaging Materials segment of $1.0 million during fiscal 2008 was primarily due to increased gross margin of $1.5 million due to volume increases in both our Tools and Blades businesses offset by higher operating expenses primarily due to an additional $2.2 million of foreign currency exchange losses.

Interest Income and Expense

The following table reflects interest income and interest expense for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Interest income	$6,866	$4,732	$(2,134)	-31.1%
Interest expense	(2,876)	(3,499)	(623)	21.7%

Interest income during fiscal 2008 was lower than fiscal 2007 due to lower invested cash balances. Fiscal 2008 increase in interest expense of $0.6 million from fiscal 2007 was primarily due to an increase in our Convertible Subordinated Notes outstanding.

Provision for Income Taxes

Our provision for income taxes from continuing operations for fiscal 2008 reflects an income tax benefit of $3.6 million which primarily consists of $2.2 million of income tax expense for additional foreign income tax exposures, $0.3 million for potential repatriation of foreign earnings, and $0.2 for foreign withholding taxes. These tax expense times were offset by tax benefits of $3.4 million for the termination of the pension plan and income tax benefits on losses in foreign jurisdictions of $2.9 million. Our tax expense in fiscal 2007 reflects income tax expense on foreign and domestic income tax exposures, foreign withholding taxes, repatriation of foreign earnings, federal alternative minimum taxes and state taxes.

Our effective tax rate of 15.5% for fiscal 2008 is lower than the U.S. statutory rate of 35% primarily due to losses in foreign jurisdictions with tax holidays, permanent items and state taxes offset in part by a release in the valuation allowance related to current year earnings. The reversal of the valuation allowance is limited to the deferred tax assets utilized in the current fiscal year, as we do not believe sufficient positive evidence exists with respect to our ability to generate sufficient future earnings to utilize these deferred tax assets. We continue to maintain a valuation allowance against our remaining deferred tax assets as we do not believe it is more likely than not that the remaining deferred tax assets will be realized due to the restructuring of international operations, projections of future earnings and the significant historic volatility of our Equipment segment, which will be the primary source for the U.S. in the future.

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

Income from Discontinued Operations, net of tax

Subsequent to year end, on September 29, 2008, we completed the sale of certain assets associated with our Wire business. As a result, the Wire business is reflected as a discontinued operation for all periods, including fiscal 2007 and 2008 (see the description of the sale of this business in the introduction to this Management’s Discussion Analysis of Financial Condition and Results of Operations).

The following table reflects operating results of the discontinued operation for fiscal 2007 and 2008:

	Fiscal
(in thousands)	2007	2008
Net revenue : Wire	$329,878	$423,971

Income from discontinued operations before tax	$18,934	$23,690
Income tax expense	(60)	(249)

Income from discontinued operations, net of tax	$18,874	$23,441

The increase in income from discontinued operations, net of tax was primarily due to higher gold prices for our former Wire business.

Results of Operations for fiscal 2006 and 2007

The following table reflects bookings and backlog as of September 30, 2006 and September 29, 2007:

	As of
(in thousands)	September 30, 2006	September 29, 2007
Bookings	$345,069	$412,199
Backlog	$43,892	$85,563

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

Net Revenue

The following table reflects net revenues by business segment for fiscal 2006 and 2007:

	Fiscal
(dollar amounts in thousands)	2006	2007	$ Change	% Change
Equipment	$319,788	$316,718	$(3,070)	-1.0%
Packaging Materials	60,508	53,808	(6,700)	-11.1%

Total	$380,296	$370,526	$(9,770)	-2.6%

Our customers are primarily located in or have operations in the Asia/Pacific region. Approximately 97% of our fiscal 2006 and 2007 net revenues were to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenues.

Equipment

The following table reflects the components of Equipment net revenue change from fiscal 2006 to 2007:

	Fiscal 2006 vs. 2007
(in thousands)	Price	Volume	Change
Equipment	$(22,475)	$19,405	$(3,070)

The decrease in net revenue was primarily due to our IC ball bonders selling price falling by 8.5%. This decrease is due to customer mix as we sold a higher proportion of machines to our customers who are subcontractors and distributors in fiscal 2007 as compared to fiscal 2006. The increase in volume of $19.4 million was due to our newly acquired IC die bonder business partially offset by lower volume from our specialty ball bonders.

Packaging Materials

The following table reflects the components of Packaging Materials net revenue variance from fiscal 2006 to 2007:

	Fiscal 2006 vs. 2007
(in thousands)	Price	Volume	Change
Packaging Materials	$(919)	$(5,781)	$(6,700)

For fiscal 2007, the decrease in packaging material revenue is primarily due to a 5.0% decrease in Capillary unit sales and the 3.6% decrease in Capillary average selling prices. The decrease in volume is due to market acceptance of more durable consumables while the decrease in average selling price can be attributed to the overall industry dynamic of continual price reductions. In our remaining packaging materials businesses there was a higher market demand for more durable consumables and share loss in smaller packaging materials businesses.

Gross Profit

The following table reflects gross profit by business segment for fiscal 2006 and 2007:

	Fiscal
(dollar amounts in thousands)	2006	2007	$ Change	% Change
Equipment	$141,189	$128,663	$(12,526)	-8.9%
Packaging Materials	32,034	26,773	(5,261)	-16.4%

Total	$173,223	$155,436	$(17,787)	-10.3%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2006 and 2007:

	Fiscal
	2006	2007	Basis Point Change
Equipment	44.2%	40.6%	(353)
Packaging Materials	52.9%	49.8%	(319)

Total	45.5%	42.0%	(360)

Equipment

The following table reflects the components of Equipment gross profit variance from fiscal 2006 to 2007:

	Fiscal 2006 vs. 2007
(in thousands)	Price	Cost	Volume	Change
Equipment	$(22,475)	$6,918	$3,031	$(12,526)

The net decrease in Equipment gross profit was primarily due to an 8.5% decrease in the selling price of IC ball bonders. In addition, we achieved a $6.8 million decrease in cost due to our continuous effort to reduce IC ball bonder expenses, and a favorable $3.0 million net volume increase due to our newly acquired IC die bonder business partially offset by lower volume from our specialty die bonders. Fiscal 2006 gross profit included a one time $3.5 million favorable correction of errors.

Packaging Materials

The following table reflects the components of Packaging Materials gross profit change from fiscal 2006 to 2007:

	Fiscal 2006 vs. 2007
(in thousands)	Price	Cost	Volume	Change
Packaging Materials	$(919)	$(1,723)	$(2,619)	$(5,261)

The net decrease in Packaging Material gross profit was primarily due to a 5.0% decrease in capillary unit sales and 3.6% decrease in capillary average selling prices. The decrease in volume is due to market acceptance of more durable consumables while the decrease in average selling price can be attributed to the overall industry dynamic of continual price reductions.

Operating Expenses

The following table reflects operating expenses for fiscal 2006 and 2007:

	Fiscal
(dollar amounts in thousands)	2006	2007	$ Change	% Change
Selling, general and administrative	$76,709	$88,839	$12,130	15.8%
Research and development	36,291	49,085	12,794	35.3%
Gain on sale of assets	(4,544)	—	4,544	-100.0%

Total	$108,456	$137,924	$29,468	27.2%

The following table reflects operating expenses as a percentage of net revenue for fiscal 2006 and 2007:

	Fiscal
	2006	2007	Change
Selling, general and administrative	20.2%	24.0%	3.8%
Research and development	9.5%	13.2%	3.7%
Gain on sale of assets	-1.2%	0.0%	1.2%

Total	28.5%	37.2%	8.7%

Selling, general and administrative

The increase in SG&A expenses of $12.1 million in fiscal 2007 compared to the previous year was primarily due to the addition of the die bonder business.

Research and development

The increase in R&D expenses of $12.8 million in fiscal 2007 compared to previous year was primarily due to the addition of the die bonder business.

Gain on sale of assets

For fiscal 2006, the $4.5 million net gain on sale of assets represents the gain recognized on the sale of the land and building of our former corporate headquarters location in Willow Grove, Pennsylvania.

Income from Operations

The following table reflects income from continuing operations by business segment for fiscal 2006 and 2007:

	Fiscal
(dollar amounts in thousands)	2006	2007	$ Change	% Change
Equipment	$51,505	$15,219	$(36,286)	-70.5%
Packaging Materials	8,718	2,293	(6,425)	-73.7%
Gain on sale of assets	4,544	—	(4,544)	-100.0%

Total	$64,767	$17,512	$(47,255)	-73.0%

Equipment

For fiscal 2007, income from operations for our equipment business segment decreased $36.3 million due to the continued investment in the die bonder business as well as this segment absorbing increased allocation of our SG&A expenses that were previously allocated to divested businesses.

Packaging Materials

For fiscal 2007, income from operations for our packaging materials business segment decreased $6.4 million due to our increased investment in engineering of each of the business units as well as this segment absorbing increased allocation of our SG&A expenses that were previously allocated to divested businesses.

Interest Income and Expense

The following table reflects interest income and interest expense for fiscal 2006 and 2007:

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

Gain on Early Extinguishment of Debt

In fiscal 2006, we exchanged a total of 3.6 million shares of our common stock and $26.4 million of cash for $75.0 million (face value) of our 0.5% Convertible Subordinated Notes outstanding, and in accordance with Accounting Principles Board (“APB”) No. 26, Early Extinguishment of Debt (“APB 26”), we recorded a gain on early extinguishment of debt of $4.0 million, net of deferred amortization costs written off of $1.3 million. The exchanges included a number of shares that was less than the original number of shares issuable under the conversion terms. In fiscal 2007, we purchased in the open market $53.6 million (face value) of our 0.5% Convertible Subordinated Notes outstanding for net cash of $50.4 million. We recorded a gain of extinguishment of debt of $2.8 million, net of deferred amortization costs written off of $0.4 million.

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

Our effective tax rate of 22.4% for fiscal 2007 is lower than the U.S. statutory rate of 35% primarily due to the reversal of the valuation allowance associated with our domestic deferred tax assets due to current year operating results and benefits from foreign approved enterprise zones. The reversal of the valuation allowance is limited to the deferred tax assets utilized in the current fiscal year, as we do not believe sufficient positive evidence exists with respect to our ability to generate sufficient future earnings to utilize these deferred tax assets. We continue to maintain a valuation allowance against our remaining deferred tax assets as we do not believe it is more likely than not that the remaining deferred tax assets will be realized due to the restructuring of international operations in fiscal 2006 and fiscal 2007 and the significant historic volatility of our Equipment segment, which will be the primary source for the U.S. in the future.

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

Income (Loss) from Discontinued Operations, net of tax

Discontinued operations for fiscal 2006 and 2007 consisted of our former Wire and Test businesses. The following table reflects operating results of the discontinued operations for fiscal 2006 and 2007:

	Fiscal
(in thousands)	2006	2007
Net revenue : Wire	$316,015	$329,878
Net revenue : Test	42,698	—

Net revenue from discontinued operations	$358,713	$329,878

Income (loss) from discontinued operations before tax	$(12,706)	$18,934
Income tax benefit (expense)	3,342	(60)

Income (loss) from discontinued operations, net of tax	$(9,364)	$18,874

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital needs are generally funded through cash flows from operations and borrowings under our credit arrangements. During the year ended September 27, 2008, we generated approximately $26.9 million of cash flows from operating activities, used approximately $29.6 million in investing activities and used approximately $3.3 million in financing activities.

The following table reflects cash, cash equivalents, restricted cash, and short-term investments as of September 29, 2007 and September 27, 2008:

	As of
(dollar amounts in thousands)	September 29, 2007	September 27, 2008	$ Change
Cash and cash equivalents	$150,571	$144,932	$(5,639)
Restricted cash (1)	—	35,000	35,000
Short-term investments	19,339	6,149	(13,190)

Total cash and investments	$169,910	$186,081	$16,171

Percentage of total assets	44%	55%

(1)	Our gold financing arrangement for our former Wire business required restricted cash of $35.0 million which is reflected on the Consolidated Balance Sheet. Subsequent to year end in connection with the sale of the Wire business, the restriction on the cash balance was released.

The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2007 and 2008:

	Fiscal
(in thousands)	2007	2008
Cash provided by (used in) continuing operations:
Operating activities	$(2,017)	$26,936
Investing activities (2)	(29,762)	(29,599)
Financing activities	14,385	(3,282)
Effect of exchange rate changes on cash and cash equivalents	408	(627)

Net cash provided by (used in) continuing operations	(16,986)	(6,572)

Cash provided by (used in) discontinued operations:
Operating activities	33,780	1,126
Investing activities	(190)	(193)

Net cash provided by discontinued operations	33,590	933

Changes in cash and cash equivalents	$16,604	$(5,639)

(2)	Includes $35.0 million use of cash for our increase in restricted cash (see note (1) above) and $13.3 million of cash provided by investing activities for net sales of investments.

Fiscal 2007

Continuing Operations

Fiscal 2007 net cash used in operating activities was primarily attributable to net income of $18.9 million plus non-cash adjustments of $13.0 million offset by net changes in operating assets and liabilities of $33.9 million. The net outflow of cash from operating assets and liabilities of $33.9 million was primarily due to increases in accounts receivable of $60.1 million and inventories of $8.1 million offset by an increase in accounts payable and accrued expenses of $36.8 million.

Net cash used in investing activities was primarily due to the $28.1 million acquisition of Alphasem Corporation and capital expenditures of $5.6 million partially offset by net sales of short-term investments of $2.0 million and changes in restricted cash of $2.0 million.

Net cash provided by financing activities included $106.4 million proceeds from the issuance of $110.0 million (face value) of 0.875% Convertible Subordinated Notes. In addition, net cash used in financing activities included $50.4 million for the repurchase of $53.6 million (face value) of 0.5% Convertible Subordinated Notes and $46.1 million for the repurchase of our common stock.

Discontinued Operations

Net cash provided by discontinued operations of $33.6 million was primarily the result of Wire business operating activities of $37.1 million offset by $3.3 million of severance and facility payments related to our former Test business. Wire operating activities were a result of $18.9 million of net income and changes in working capital.

Fiscal 2008

Continuing Operations

Net cash provided by operating activities was primarily a result of a $19.6 million net loss offset by $25.8 million of non-cash adjustments, and decreases in net working capital.

Net cash used in investing activities was primarily due to an increase in restricted cash of $35.0 million and $7.9 million of capital expenditures partially offset by $13.3 million net proceeds from the sale of short-term investments. Subsequent to year end in connection with the sale of our Wire business, the restriction on the $35.0 million was released.

Net cash used in financing activities was primarily due to payments on debt of $3.8 million partially offset by $0.5 million of proceeds from option exercises.

Discontinued Operations

Net cash provided by discontinued operations of $0.9 million for fiscal 2008 primarily represents $2.7 million of operating activities for our former Wire business partially offset by $1.6 million of facility payments related to our former Test business. Wire operating activities were a result of $23.4 million of net income partially offset by increases in working capital.

Fiscal 2009 Liquidity and Capital Resource Outlook

On September 29, 2008, we completed the sale of certain assets associated with our Wire business. At closing on September 29, 2008, we recognized net proceeds of $155.0 million. Accordingly on September 29, 2008, our guarantee for payment under our gold supply financing arrangement was terminated and restricted cash of $35.0 million was returned to us. In addition, on October 3, 2008, in connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value of $46.2 million and paid $82.5 million in cash including working capital. The sale of our Wire business and the Orthodyne acquisition, both of which closed after the fiscal year end, increased cash by approximately $70.0 million.

We expect our fiscal 2009 capital expenditure needs to be approximately $5.0 million. Expenditures will be primarily used for the implementation of a new worldwide software system, infrastructure to support our die bonder and wedge bonder platforms, and for our operations infrastructure in Asia.

Early in fiscal 2009, we purchased in the open market $43.1 million (face value) of our 0.5% Convertible Subordinated Notes for net cash of $42.8 million. The remaining 0.5% Convertible Subordinated Notes matured November 2008 and were redeemed. In addition during November 2008, we purchased in the open market $3.0 million (face value) of our 1.0% Convertible Subordinated Notes for net cash of $2.0 million. The 1.0% Convertible Subordinated Notes mature June 2010.

Subsequent to year end, on November 12, 2008, we announced a headcount reduction of 240 positions and a cancellation of annual salary increases scheduled for January 1, 2009. We took these actions to reduce compensation expenses due to deteriorating conditions in the global economy and projected weaker demand for our products and services. Pre-tax expense of approximately $2.6 million will be recorded in fiscal 2009, primarily related to severance costs. The cash expenditures related to these measures is expected to be approximately $3.0 million in fiscal 2009. As a result of these actions, we anticipate approximately $8.0 million in annualized savings. We expect to take further cost reduction measures in fiscal 2009 if the global economy or the markets in which we operate do not improve.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. However, our liquidity is affected by many factors, some based on normal operations of the business and others related to industry uncertainties and global economic conditions. We may continue to use our excess cash to purchase Convertible Subordinated Notes prior to maturity, purchase shares of our common stock in open market transactions, and/or fund our future growth opportunities.

Convertible Subordinated Notes

The following table reflects debt, consisting of Convertible Subordinated Notes, as of September 29, 2007 and September 27, 2008:

				(in thousands)
Rate	Payment Dates of each year	Conversion Price	Maturity Date	As of
				September 29, 2007	September 27, 2008
0.500%	May 30 and November 30	$20.33	November 30, 2008	$76,412	$72,412
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	65,000
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000

			Total	$251,412	$247,412

The following table reflects amortization expense related to issue costs from the Company’s Subordinated Convertible Notes for fiscal 2007 and 2008:

	Fiscal
(in thousands)	2007	2008
Amortization expense related to issue costs	$1,275	$1,514

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

During fiscal 2007 and 2008, we purchased in the open market $53.6 million (face value) and $4.0 million (face value), respectively, of the outstanding notes for net cash of $50.4 million and $3.8 million, respectively. During fiscal 2007 and 2008, we recognized a net gain of $2.8 million and $0.2 million, respectively, net of deferred financing costs.

Subsequent to fiscal 2008, we purchased in the open market $43.1 million (face value) of our 0.5% Convertible Subordinated Notes for net cash of $42.8 million. A net gain of $0.2 million will be recognized in fiscal 2009. The remaining 0.5% Convertible Subordinated Notes matured November 2008 and were redeemed.

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

Subsequent to fiscal 2008, we purchased in the open market $3.0 million (face value) of our 1.0% Convertible Subordinated Notes for net cash of $2.0 million. A net gain of $1.0 million will be recognized in fiscal 2009.

0.875% Convertible Subordinated Notes

On June 6, 2007, we issued $110.0 million aggregate principal amount of 0.875% Convertible Subordinated Notes due 2012, including exercise of the initial purchaser’s over-allotment option for $10.0 million aggregate principal amount. Net proceeds from the issuance were $106.4 million. The 0.875% Convertible Subordinated Notes were issued pursuant to an indenture dated as of June 6, 2007, between the Company and The Bank of New York, as trustee. The 0.875% Convertible Subordinated Notes are unsecured subordinated obligations of the Company. Debt issuance costs of $3.6 million were incurred in connection with the issuance of the 0.875% Convertible Subordinated Notes and will be amortized to expense over 60 months.

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

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 27, 2008 are appropriately not included in the Consolidated Balance Sheet and Statements of Operations included in this Form 10-K; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of September 27, 2008:

		Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Due date not determinable
Contractual Obligations:
Current portion of long-term debt	$72,412	$72,412
Long-term debt	175,000		$65,000	$110,000
Long-term liabilities (1):
Long-term income taxes payable	26,691					$26,691
Post-employment foreign severance obligations	3,291					3,291
Facility accruals related to former Test business	2,544		2,544
Obligation to our Switzerland pension plan	2,500	650				1,850
Operating lease retirement obligations	1,822				1,822

Total Obligations and Commitments reflected on the Consolidated Financial Statements	$284,260	$73,062	$67,544	$110,000	$1,822	$31,832

Contractual Obligations:
Interest expense	5,249	1,711	2,575	963	—	—
Operating lease obligations (2)	35,923	7,452	11,657	5,812	11,002	11,002
Inventory purchase obligations (3)	35,375	35,375	—	—	—	—
Commercial Commitments:
Standby Letters of Credit (4)	818	818	—	—	—	—

Total Obligations and Commitments not reflected on the Consolidated Financial Statements	$77,365	$45,356	$14,232	$6,775	$11,002	$11,002

(1)	Due date for obligations not determinable.
(2)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).
(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.
(4)	We provide standby letters of credit which represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

The following table reflects debt as of September 27, 2008:

Type	Maturity Date	Par Value (in thousands)	Fair Value as of September 27, 2008 (quoted market price, in thousands)	Standard & Poor’s rating
0.5 % Convertible Subordinated Notes	November 30, 2008	$72,412	$70,602	B+
1.0 % Convertible Subordinated Notes	June 30, 2010	$65,000	$52,975	B+
0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$77,000	Not rated

		$247,412	$200,577

The U.S. Internal Revenue Service (“IRS”) is in the initial stages of an income tax audit for the fiscal 2006 tax year. As of December 5, 2008, the IRS auditor has submitted an initial information request and we are in the process of responding to that request. No further information is available with respect to this audit.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (such as corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of September 27, 2008, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $4.1 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 27, 2008, the fair market value of the portfolio would decline by less than $100,000.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of the net monetary assets of our operations whose functional currencies differ from their respective local currencies, most notably in Israel, Singapore and Switzerland. In addition, our operations in China have translation exposure from the U.S. dollar to their respective functional currencies. Based on our overall currency rate exposure as of September 27, 2008, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our board has granted management with authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc., and its subsidiaries (the “Company”) at September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method for accounting for uncertain tax positions in fiscal 2008.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

December 10, 2008

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of
	September 29, 2007	September 27, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$150,571	$144,932
Restricted cash	—	35,000
Short-term investments	19,339	6,149
Accounts and notes receivable, net of allowance for doubtful accounts of $1,586 and $1,376, respectively	116,693	56,643
Inventories, net	37,838	27,236
Prepaid expenses and other current assets	12,023	18,729
Deferred income taxes	3,540	2,118
Current assets of discontinued operations	94,205	127,958

TOTAL CURRENT ASSETS	434,209	418,765

Property, plant and equipment, net	34,108	36,900
Goodwill	3,528	2,709
Intangible assets	500	386
Other assets	6,573	5,468
Non-current assets of discontinued operations	33,682	32,909

TOTAL ASSETS	$512,600	$497,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$72,412
Accounts payable	62,870	25,028
Accrued expenses	34,714	27,255
Income taxes payable	22,665	569
Current liabilities of discontinued operations	22,201	34,411

TOTAL CURRENT LIABILITIES	142,450	159,675

Long term debt	251,412	175,000
Deferred income taxes	22,525	21,591
Other liabilities	12,149	37,780
Other liabilities of discontinued operations	809	624

TOTAL LIABILITIES	429,345	394,670

Commitments and contingent liabilities (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock; without par value:
Authorized - 5,000 shares; issued - none	—	—
Common stock, no par value:
Authorized 200,000 shares; issued 58,128 and 58,558, respectively;
Outstanding 53,218 and 53,648 shares, respectively	288,714	295,841
Treasury stock, at cost, 4,910 shares	(46,118)	(46,118)
Accumulated deficit	(154,094)	(149,465)
Accumulated other comprehensive income (loss)	(5,247)	2,209

TOTAL SHAREHOLDERS’ EQUITY	83,255	102,467

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,600	$497,137

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal
	2006	2007	2008
Net revenue	$380,296	$370,526	$328,050
Cost of sales	207,073	215,090	194,257

Gross profit	173,223	155,436	133,793

Selling, general and administrative	76,710	88,839	89,356
Research and development	36,290	49,085	59,917
U.S. pension plan termination	—	—	9,152
Gain on sale of assets	(4,544)	—	—

Operating expenses	108,456	137,924	158,425

Income (loss) from operations	64,767	17,512	(24,632)

Interest income	3,921	6,866	4,732
Interest expense	(3,126)	(2,876)	(3,499)
Gain on extinguishment of debt	4,040	2,802	170

Income (loss) from continuing operations before income taxes	69,602	24,304	(23,229)
Provision (benefit) for income taxes from continuing operations	8,068	5,448	(3,610)

Income (loss) from continuing operations	61,534	18,856	(19,619)
Income (loss) from discontinued operations, net of tax	(9,364)	18,874	23,441

Net income	$52,170	$37,730	$3,822

Income (loss) per share from continuing operations:
Basic	$1.12	$0.34	$(0.37)
Diluted	$0.91	$0.29	$(0.37)

Income (loss) per share from discontinued operations:
Basic	$(0.17)	$0.33	$0.44
Diluted	$(0.14)	$0.28	$0.44

Net income per share:
Basic	$0.95	$0.67	$0.07
Diluted	$0.78	$0.57	$0.07

Weighted average shares outstanding:
Basic	55,089	56,221	53,449
Diluted	68,881	68,274	53,449

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,170	$37,730	$3,822
Less: Income (loss) from discontinued operations	(9,364)	18,874	23,441

Income (loss) from continuing operations	61,534	18,856	(19,619)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8,281	9,654	9,077
Equity-based compensation and non-cash employee benefits	9,064	6,993	6,578
Gain on early extinguishment of debt	(4,040)	(2,802)	(170)
Gain on sale of assets	(4,544)	—	—
Provision for doubtful accounts	(654)	552	361
Provision for inventory valuations	1,164	2,445	3,999
Deferred taxes	522	(1,950)	(3,151)
U.S. pension plan termination	—	—	9,152
Contribution to U.S. defined benefit pension plan	—	(1,901)	—
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts receivable	35,464	(60,126)	60,984
Inventory	1,522	(8,121)	6,949
Prepaid expenses and other assets	381	(945)	(5,130)
Accounts payable and accrued expenses	(24,009)	36,807	(44,033)
Income taxes payable	2,045	3,426	1,598
Other, net	1,033	(4,905)	342

Net cash provided by (used in) continuing operations	87,763	(2,017)	26,937
Net cash provided by (used in) discontinued operations	(24,561)	33,780	1,126

Net cash provided by operating activities	63,202	31,763	28,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Alphasem, net of $1,111 cash acquired	—	(28,155)	—
Proceeds from sales of investments classified as available-for-sale	29,775	39,308	44,583
Purchase of investments classified as available-for-sale	(36,607)	(37,315)	(31,331)
Purchases of property, plant and equipment	(8,610)	(5,573)	(7,851)
Changes in restricted cash, net	(592)	1,973	(35,000)

Net cash used in continuing operations	(16,034)	(29,762)	(29,599)
Net cash provided by (used in) discontinued operations	27,012	(190)	(193)

Net cash provided by (used in) investing activities	10,978	(29,952)	(29,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt offering	—	106,409	—
Proceeds from exercise of common stock options	7,028	4,527	549
Payments on borrowings	(26,634)	(50,433)	(3,831)
Purchase of treasury stock	—	(46,118)	—

Net cash provided by (used in) financing activities	(19,606)	14,385	(3,282)
Effect of exchange rate changes on cash and cash equivalents	(62)	408	(627)

Changes in cash and cash equivalents	54,512	16,604	(5,638)
Cash and cash equivalents at beginning of period	79,455	133,967	150,571

Cash and cash equivalents at end of period	$133,967	$150,571	$144,933

CASH PAID DURING THE PERIOD FOR:
Interest	$1,538	$1,363	$1,971
Income Taxes	$1,871	$2,686	$4,704

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity (Deficit)

	Shares	Amount
Balances as of September 30, 2005	51,981	$218,426	$—	$(243,994)	$(6,180)	$(31,748)
Employer contribution to the Company’s 401(k) plan	215	1,898				1,898
Employer contribution to Company’s pension plan	200	1,804				1,804
Exercise of stock options	1,212	7,028				7,028
Equity-based compensation expense		5,362				5,362
Debt repurchase	3,600	42,676				42,676
Components of comprehensive income:
Net income (1)				52,170		52,170
Translation adjustment					320	320
Unrealized gain on investments, net					5	5
Minimum pension liability (no tax impact)					(209)	(209)

Total comprehensive income						52,286

Balances as of September 30, 2006	57,208	$277,194	$—	$(191,824)	$(6,064)	$79,306

Employer contribution to the Company’s 401(k) plan	126	1,143				1,143
Issuance of stock for services rendered	37	360				360
Exercise of stock options	757	4,428				4,428
Tax benefit from exercise of stock options		99				99
Equity-based compensation expense		5,490				5,490
Purchase of treasury stock	(4,910)		(46,118)			(46,118)
Impact of U.S. pension plan contribution					5,902	5,902
Impact of SFAS 158 adoption					(5,902)	(5,902)
Components of comprehensive income:
Net income (1)				37,730		37,730
Translation adjustment					259	259
Unrealized gain on investments, net					4	4
Unamortized pension costs					554	554

Total comprehensive income						38,547

Balances as of September 29, 2007	53,218	$288,714	$(46,118)	$(154,094)	$(5,247)	$83,255

Employer contribution to the Company’s 401(k) plan	193	1,174				1,174
Issuance of stock for services rendered	107	720				720
Exercise of stock options	130	549				549
Equity-based compensation expense		4,684				4,684
Impact of FIN 48 adoption				807		807
Components of comprehensive income:
Net income (1)				3,822		3,822
Translation adjustment					244	244
Unrealized loss on investments, net					(18)	(18)
Unamortized pension costs					7,230	7,230

Total comprehensive income						11,278

Balances as of September 27, 2008	53,648	$295,841	$(46,118)	$(149,465)	$2,209	$102,467

(1)	Includes continuing and discontinued operations (Note 2).

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

Subsequent to year end, on September 29, 2008, the Company completed the sale of its Wire business for $155.0 million (subject to working capital adjustment) to W.C. Heraeus GmbH (“Heraeus”), a precious metals and technology company based in Hanau, Germany. In addition, during fiscal 2006, the Company sold its Test business. The financial results of the Wire and Test businesses have been classified as discontinued operations in the consolidated financial statements for all periods presented (see Note 2).

Fiscal Year

The fiscal year end for fiscal 2006, 2007 and 2008 was September 30, 2006, September 29, 2007 and September 27, 2008, respectively.

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of September 29, 2007 and September 27, 2008 consisted primarily of short term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and packaging materials to a relatively small number of large manufacturers in a highly concentrated industry. The Company continually assesses the financial strength of its customers to reduce the risk of loss. Write-offs of uncollectible accounts have historically not been significant. We are also exposed to foreign currency fluctuations that impact the remeasurement of the net monetary assets of our operations whose functional currencies differ from their respective local currencies, most notably in Israel, Singapore and Switzerland. In addition, the Company’s operations in China have translation exposure from the U.S. dollar to their respective functional currency.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments

Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its customer’s failure to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also is subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectibility of certain receivables. If global economic conditions continue to deteriorate or political conditions were to change in the countries where the Company does business, it could have a significant impact on the results of its operations, and its ability to realize the full value of its accounts receivable.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company generally records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted future consumption for equipment, twelve months historical consumption for packaging materials and twenty-four months historical consumption for spare parts. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves for the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than its projections, additional inventory reserves may be required.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets are primarily property, plant and equipment and goodwill. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. SFAS 142 also requires that, at least annually, an impairment test be performed to support the carrying value of goodwill. In addition, whenever events occur that may impact the carrying value of goodwill an impairment test will be performed. The fair value of the Company’s goodwill is based upon estimates of future cash flows and other factors. The Company’s intangible technology assets are managed and valued in the aggregate, as one asset group, not by individual technology.

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company’s property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. SFAS 144 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence. SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars, however, the functional currency of some of the Company’s subsidiaries is their local currency. For the Company’s subsidiaries that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52, Foreign Currency Translation. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. Net exchange and transaction losses were $0.6 million, $0.1 million and $1.8 million, for fiscal 2006, 2007 and 2008, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and it has completed its equipment installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, revenue is recognized based upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (the Company’s factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. The Company does not provide price protection to its customers.

Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs are included in cost of sales.

Research and Development

The Company charges all research and development costs associated with the development of new products to expense when incurred.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The Company records a valuation allowance to reduce its deferred tax assets to the amount it expects is more likely than not to be realized. While the Company has considered future taxable income and our ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

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

Earnings per Share

Earnings per share (“EPS”) are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, performance stock and share unit awards and subordinated convertible notes outstanding during the period, when such instruments are dilutive.

Extinguishment of Debt

In accordance with Accounting Principles Board, (“APB”) No.26, Early Extinguishment of Debt (“APB 26”), gains and losses from the extinguishment of debt are included in income (loss) from operations unless the extinguishment is both unusual in nature and infrequent in occurrence, in which case the gain or loss would be presented as an extraordinary item.

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

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value of financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delayed the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. In addition, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company does not believe SFAS 157, FSP 157-2 or FSP 157-3 will have a material impact on its consolidated results of operations and financial condition.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is does not believe SFAS 159 will have a material impact on its consolidated results of operations and financial condition.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to create greater consistency with the International Accounting Standards Board in the accounting and financial reporting of business combinations. SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be adopted prospectively for any business combinations occurring after the adoption date, and could have a material impact on the Company’s consolidated results of operations and financial condition for any business combinations occurring after the adoption date.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for as an equity transaction. SFAS 160 applies to fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. The Company does not believe SFAS 160 will have a material impact on its consolidated results of operations and financial condition.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not currently have any derivative instruments or engage in hedging activities; therefore, the Company does not believe SFAS 161 will have a material impact on its consolidated financial statements and related disclosures.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval by the Public Company Accounting Oversight Board of amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

FSP 142-3

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact that FSP 142-3 will have on its consolidated results of operations and financial condition.

FSP APB 14-1

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will adopt FSP APB 14-1 beginning fiscal 2010. The adoption will have a material impact on the Company’s consolidated results of operations.

FSP EITF 03-6-1

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact that FSP EITF 03-6-1 will have on its consolidated results of operations and financial condition.

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact that EITF 07-5 will have on its consolidated results of operations and financial condition.

EITF 08-3

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits (“EITF 08-3”). EITF 08-3 applies to the lessee’s accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not believe EITF 08-3 will have a material impact on its consolidated results of operations and financial condition.

NOTE 2: DISCONTINUED OPERATIONS

The Company committed to a plan of disposal for its Wire business in July 2008, and subsequent to year end on September 29, 2008, the Company completed the sale of certain assets associated with its Wire business to Heraeus. Discontinued operations consist of the former Wire business and former Test business (sold during fiscal 2006).

The following table reflects operating results of the discontinued operations for fiscal 2006, 2007 and 2008:

	Fiscal
(in thousands)	2006	2007	2008
Net revenue : Wire	$316,015	$329,878	$423,971
Net revenue : Test	42,698	—	—

Net revenue from discontinued operations	$358,713	$329,878	$423,971

Income (loss) from discontinued operations before tax	$(12,706)	$18,934	$23,690
Income tax benefit (expense)	3,342	(60)	(249)

Income (loss) from discontinued operations, net of tax	$(9,364)	$18,874	$23,441

The following table reflects the major classes of assets and liabilities associated with the Company’s Wire business discontinued operations as of September 29, 2007 and September 27, 2008:

	As of
(in thousands)	September 29, 2007	September 27, 2008
Accounts receivable, net	$60,819	$78,573
Inventories, net	31,117	48,907
Other current assets	2,269	478
Plant, property and equipment, net	3,845	3,053
Goodwill	29,684	29,684
Other assets	153	172

Total assets of discontinued operations	$127,887	$160,867
Accounts payable	19,745	32,275
Accrued expenses and other current liabilities	2,456	2,136
Other liabilities	809	624

Net assets of discontinued operations: Wire	$104,877	$125,832

The Company had no assets or liabilities associated with its former Test business as of September 29, 2007 or September 27, 2008.

Wire Business

Subsequent to year end, on September 29, 2008, the Company completed the sale of certain assets associated with its Wire business and recognized net proceeds of $155.0 million, subject to certain working capital adjustments. The Company expects the gain on the sale of its Wire business to be approximately $22.1 million to $25.1 million and will be recognized in the first quarter of fiscal 2009.

Test Business

During the fiscal 2006, the Company committed to a plan of disposal and sold its Test business in two separate transactions as follows:

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

The following table reflects facilities-related accrued expenses associated with the discontinuation of the Test business included in continuing operations in fiscal 2007 and 2008:

(in thousands)	Facilities
Balance as of September 30, 2006	$5,454
Change in estimate included in continuing operations	1,570
Payment of obligations	(1,763)

Balance as of September 29, 2007	$5,261
Change in estimate included in continuing operations	239
Payment of obligations	(1,554)

Balance as of September 27, 2008	$3,946

Facility estimates are subject to change, and such changes could result in an increase or decrease to the estimated facilities charges previously recorded. Payments of facility obligations are expected to be paid out through September 2012.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2008 and no impairment charge was required. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below their respective carrying values. No triggering events occurred during fiscal 2008 that would have the effect of reducing the fair value of goodwill below its carrying value. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

Equipment segment goodwill was a result of the Company’s fiscal 2007 acquisition of its die bonder business, Alphasem. As of September 29, 2007 and September 27, 2008, goodwill was $3.5 million and $2.7 million, respectively. The decrease in Equipment segment goodwill from September 29, 2007 to September 27, 2008 was due to the final valuation of die bonder inventory acquired.

Goodwill related to the Company’s Wire business of $29.7 million as of September 29, 2007 and September 27, 2008 is reflected in non-current assets of discontinued operations.

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives of one to five years. The Company’s intangible assets consisted of die bonder trademarks and developed technology.

The following table reflects the intangible asset balances as of September 29, 2007 and September 27, 2008:

	As of
(in thousands)	September 29, 2007	September 27, 2008
Trademarks and technology licenses (see Note 3)	$660	$767
Accumulated amortization	(160)	(381)

Net	$500	$386

The increase in intangible assets from September 29, 2007 to September 27, 2008 was due to exchange rate changes as the intangible assets were carried in Swiss Francs.

The following table reflects estimated annual amortization expense related to intangible assets as of September 27, 2008:

Fiscal Year	(in thousands)
2009	$203
2010	183

$386

NOTE 4: COMPREHENSIVE INCOME

The following table reflects the components of comprehensive income (loss) for the period ended September 29, 2007 and September 27, 2008:

	Fiscal
(in thousands)	September 29, 2007	September 27, 2008
Net income (1)	$37,730	$3,822

Gain from foreign currency translation	259	244
Unrealized gain (loss) on investments, net of tax	4	(18)
Unamortized pension costs	554	—
Unrecognized actuarial net gain, Switzerland pension plan	—	1,328
Unrecognized actuarial net loss, U.S. pension plan	—	153
Reclassification adjustment related to U.S. pension plan termination, net of tax	—	5,749

Other comprehensive income	$817	$7,456

Comprehensive income	$38,547	$11,278

(1)	Includes continuing and discontinued operations (Note 2).

The following table reflects accumulated other comprehensive income (loss) reflected on the Consolidated Balance Sheets as of September 29, 2007 and September 27, 2008:

	As of
(in thousands)	September 29, 2007	September 27, 2008
Gain from foreign currency translation adjustments	$653	$897
Unrealized gain (loss) on investments, net of tax	2	(16)
Unrecognized actuarial net gain (loss), net of tax	(5,902)	1,328

Accumulated other comprehensive income (loss)	$(5,247)	$2,209

NOTE 5: INVESTMENTS

As of September 29, 2007 and September 27, 2008, all investments were classified as available-for-sale. The following table reflects investments, excluding cash equivalents, as of September 29, 2007 and September 27, 2008:

	(in thousands)
Available-for-sale:	Fair Value	Unrealized Gains	Unrealized Losses	Amortized Cost Basis
As of September 29, 2007:
Government and Corporate debt securities with maturities of less than one year	$19,339	$4	$(2)	$19,337

Total short-term investments	$19,339	$4	$(2)	$19,337

As of September 27, 2008:
Government and Corporate debt securities with maturities of less than one year	$6,149	$—	$(18)	$6,167

Total short-term investments	$6,149	$—	$(18)	$6,167

In fiscal 2007, the Company purchased $37.3 million of securities it classified as available-for-sale and sold $39.3 million of available-for-sale securities. In fiscal 2008, the Company purchased $31.3 million of securities classified as available-for-sale and sold $44.6 million of available-for-sale securities. The Company did not recognize any realized gains or losses on the sale of its investments.

NOTE 6: BALANCE SHEET COMPONENTS

	As of
(in thousands)	September 29, 2007	September 27, 2008
Cash, cash equivalents, restricted cash and short-term investments:
Cash, money market bank deposits and other cash equivalents	$150,571	$144,932
Restricted cash (1)	—	35,000
Short-term investments	19,339	6,149

	$169,910	$186,081

Accounts and notes receivable:
Customer accounts receivable	$113,671	$57,997
Other accounts receivable	4,608	22

	118,279	58,019
Allowance for doubtful accounts	(1,586)	(1,376)

	$116,693	$56,643

Inventories, net:
Raw materials and supplies	$29,973	$18,708
Work in process	13,667	8,328
Finished goods	2,626	6,697

	46,266	33,733
Inventory reserves	(8,428)	(6,497)

	$37,838	$27,236

Property, plant and equipment, net:
Land	$2,385	$2,735
Buildings and building improvements	13,711	14,361
Leasehold improvements	9,434	9,560
Data processing and hardware equipment and software	17,430	13,421
Machinery and equipment	42,243	46,393

	85,203	86,470
Accumulated depreciation	(51,095)	(49,570)

	$34,108	$36,900

Accrued expenses:
Wages and benefits	$13,426	$9,195
Inventory purchase commitment accruals	3,156	2,663
Professional fees and services	1,412	1,610
Customer advances	2,213	1,543
Severance	1,377	1,530
Contractual commitments on closed facilities	1,722	1,403
Deferred rent	1,174	1,264
Other	10,234	8,047

	$34,714	$27,255

Other liabilities:
Long-term income taxes payable (Note 10)	$—	$26,691
Post employment foreign severance obligations	3,013	3,291
Facility accrual related to discontinued operations (Test)	3,539	2,544
Switzerland pension plan obligation	3,464	2,500
Operating lease retirement obligations	1,512	1,822
Other	621	932

	$12,149	$37,780

(1)	The Company had restricted cash of $35.0 million which was used to support the gold financing arrangement as of September 27, 2008 (Note 15).

NOTE 7: DEBT OBLIGATIONS

The following table reflects long-term debt consisting of Convertible Subordinated Notes as of September 29, 2007 and September 27, 2008:

				(in thousands)
	Payment dates of each year	Maturity Date	Conversion Price	As of
Rate				September 29, 2007	September 27, 2008
0.500%	May 30 and November 30	November 30, 2008	$20.33	$76,412	$72,412
1.000%	June 30 and December 30	June 30, 2010	$12.84	65,000	65,000
0.875%	June 1 and December 1	June 1, 2012	$14.36	110,000	110,000

				$251,412	$247,412

The following table reflects amortization expense related to issue costs from the Company’s Subordinated Convertible Notes:

	Fiscal
(in thousands)	2006	2007	2008
Amortization expense related to issue costs	$1,302	$1,275	$1,514

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

During fiscal 2007 and 2008, the Company purchased in the open market $53.6 million (face value) and $4.0 million (face value), respectively, of the outstanding notes for net cash of $50.4 million and $3.8 million, respectively. During fiscal 2007 and 2008, the Company recognized a net gain of $2.8 million and $0.2 million, respectively, net of deferred financing costs.

Subsequent to fiscal 2008, the Company purchased in the open market $43.1 million (face value) of our 0.5% Convertible Subordinated Notes for net cash of $42.8 million. A net gain of $0.2 million will be recognized in fiscal 2009. The remaining 0.5% Convertible Subordinated Notes matured November 2008 and were redeemed.

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

Subsequent to fiscal 2008, the Company purchased in the open market $3.0 million (face value) of its 1.0% Convertible Subordinated Notes for net cash of $2.0 million. A net gain of $1.0 million will be recognized in fiscal 2009.

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

NOTE 8: SHAREHOLDERS’ EQUITY

Treasury Stock

During fiscal 2007, the Company repurchased 4.9 million shares of its common stock for $46.1 million in open market transactions.

Defined Benefit Pension Plan

During fiscal 2006, the Company issued and contributed 200,000 shares of its common stock valued at $1.8 million to its defined benefit pension plan (see Note 10). There were not contributions during for fiscal 2007 and 2008.

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock for fiscal 2006, 2007 and 2008:

	Number of Common Shares	Fair Value* (in thousands)
Fiscal 2006	215,000	$1,898
Fiscal 2007	126,000	1,143
Fiscal 2008	193,000	1,174

*	Fair value based upon the market price at the time of contribution.

Equity-Based Compensation

As of September 27, 2008, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”), under which stock options, performance-based share awards (collectively, “performance-based restricted stock”) or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. The Company has granted performance-based restricted stock from the Company’s approved 2006 Equity Plan, which is part of the Employee Plans. Each share of performance-based restricted stock granted from this Plan reduces the aggregate number of stock options that may be granted under this Plan by two shares. Stock options and performance-based restricted stock granted under the Plans vest at such dates as are determined in connection with their issuance, but not later than five years from the date of grant and stock options expire ten years from date of grant. Upon share option exercise or upon attainment of designated performance goals, new shares of the Company’s common stock are issued.

The Company follows the non-substantive vesting method and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2006, 2007 and 2008 is based upon awards ultimately expected to vest. In accordance with SFAS 123R, forfeitures have been estimated at the time of grant and were estimated based upon historical experience. The Company reviews the forfeiture rate periodically and makes adjustments as necessary. If the actual forfeiture rate at the end of the vesting period is lower than had been estimated, additional compensation expense will be recorded. If the actual forfeiture rate at the end of the period is higher than had been estimated, the Company will record a recovery of compensation expense previously recorded.

The following table reflects shares of commons stock reserved for issuance and available for grant under the equity compensation plans as of September 27, 2008:

		Available for Grant
(in thousands)	Reserved for Issuance	2007 Plan	2008 Plan	Other Equity Plans
Employee Plans	17,400	N/A	3,900	543
Director Plans	280	136	N/A	N/A

The following table summarizes equity-based compensation expense, including employee stock options and performance-based restricted stock and common stock issued to non-employee directors, included in the Consolidated Statements of Operations for fiscal 2006, 2007 and 2008:

	Fiscal
(in thousands)	2006	2007	2008
Cost of sales	$619	$236	$252
Selling, general and administrative	2,996	4,038	3,711
Research and development	1,121	1,576	1,442

Effect of equity-based compensation in continuing operations, net of tax (1)	4,736	5,850	5,405
Equity-based compensation in discontinued operations (Test), net of tax	626	—	—

Net effect of equity-based compensation expense	$5,362	$5,850	$5,405

(1)	There was no tax impact related to equity-based compensation.

Equity-Based Compensation: Employee stock options

The following table reflects the weighted-average assumptions for the Black-Scholes option pricing model used to estimate the fair value of stock options granted for fiscal 2006, 2007 and 2008:

	Fiscal
	2006	2007	2008
Expected dividend yield	NA	NA	NA
Expected stock price volatility	51.35%	58.03%	51.18%
Risk-free interest rate	4.50%	4.56%	4.24%
Expected life (in years)	5	5	5
Weighted-average fair value at grant date	$4.04	$4.37	$4.05

Expected volatility for fiscal 2006, 2007 and 2008 is based upon historical volatility, implied volatility of the Company’s market traded options, and the implied volatility of the convertible feature of the Company’s convertible debt securities. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, commensurate with the expected life of the options.

The following table reflects employee stock option activity for fiscal 2006, 2007 and 2008:

	(in thousands) Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	(in thousands) Aggregate Intrinsic Value
Options outstanding as of September 30, 2005	10,273	$9.82
Granted	245	7.73
Exercised	(1,300)	5.88		$4,542
Terminated or cancelled	(1,813)	11.11

Options outstanding as of September 30, 2006	7,405	10.11
Granted	1,154	9.04
Exercised	(739)	5.85		2,858
Terminated or cancelled	(811)	12.24

Options outstanding as of September 29, 2007	7,009	10.05
Granted	965	8.59
Exercised	(130)	4.22		276
Terminated or cancelled	(1,403)	11.15

Options outstanding as of September 27, 2008	6,441	$9.71	5.2	$848

Options vested and expected to vest as of September 27, 2008	5,338	$10.00	4.5	$848

Options exercisable as of September 27, 2008	4,450	$10.38	4.0	$848

In the money exercisable options as of September 27, 2008	453

On average, 15% of stock options granted by the Company become vested each year, and on average, 16% of stock options granted by the Company are forfeited each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company’s stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company’s closing stock price on the last trading day of fiscal 2008 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2008, the Company received $0.5 million in cash from the exercise of stock options.

As of September 27, 2008, total unrecognized compensation cost related to unvested employee stock options was $3.5 million, which will be amortized over the weighted average remaining service period of approximately 1.8 years.

The following table reflects outstanding and exercisable employee stock options as of September 27, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	(in thousands) Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	(in thousands) Options Exercisable	Weighted Average Exercise Price
$2.95	453	3.8	$2.95	453	$2.95
$5.02 - $7.08	63	8.7	5.83	11	5.87
$7.14 - $7.89	1,619	5.5	7.15	1,081	7.15
$8.28 - $8.74	1,729	8.2	8.61	419	8.49
$9.02 - $11.19	250	5.3	9.90	159	10.14
$12.05 - $12.94	1,235	3.4	12.38	1,235	12.38
$14.38 - $17.78	1,092	2.4	15.22	1,092	15.20

	6,441	5.2	$9.71	4,450	$10.38

Equity-Based Compensation: Employee performance-based restricted stock

The following table reflects performance-based restricted stock activity for fiscal 2007 and 2008:

(in thousands)	Number of shares	Unrecognized compensation expense	Average remaining service period (in years)
Performance-based restricted stock outstanding as of September 30, 2006	—	$—
Granted	492
Terminated or cancelled	(20)

Performance-based restricted stock outstanding as of September 29, 2007	472	$1,400	2.0
Granted	536
Terminated or cancelled	(61)

Performance-based restricted stock outstanding as of September 27, 2008	947	$2,186	1.8

The following table reflects the assumptions used to estimate the fair value of performance-based restricted stock issued during fiscal 2007 and 2008:

	Performance-based restricted stock issued fiscal 2007	Performance-based restricted stock issued fiscal 2008
Assumptions as of September 29, 2007:
Expected forfeiture rate	8.8%	n/a
Estimated attainment of performance goals	72.0%	n/a
Assumptions as of September 27, 2008:
Expected forfeiture rate	9.9%	9.9%
Estimated attainment of performance goals	47.0%	80.0%

There was no performance-based restricted stock issued or outstanding in fiscal 2006.

Equity-based compensation: Non-employee directors

In fiscal 2007, the Company’s board of directors adopted and the shareholders approved, the 2007 Equity Plan for Non-Employee Directors (the “2007 Plan”). The 2007 Plan provides for the grant of common shares to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board, and each quarterly grant, shall be that number of common shares closest in value to, without exceeding, $30,000. During fiscal 2007 and 2008, the Company issued 36,618 shares of common stock valued at $360,000 and 107,460 shares of common stock valued at $720,000, respectively, in accordance with the 2007 Plan.

The following table reflects non-employee director stock option activity for fiscal 2006, 2007 and 2008:

	(in thousands) Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	(in thousands) Aggregate Intrinsic Value
Options outstanding as of September 30, 2005	560	$14.42
Granted	42	5.16
Exercised	(17)	6.10		$79
Terminated or cancelled	—	—

Options outstanding as of September 30, 2006	585	14.42
Granted	—	—
Exercised	(18)	5.80		60
Terminated or cancelled	(39)	13.25

Options outstanding as of September 29, 2007	528	14.79
Granted	—	—
Exercised	—	—		—
Terminated or cancelled	(50)	13.88

Options outstanding as of September 27, 2008	478	$14.89	4.1	$—

Options vested and expected to vest as of September 27, 2008	460	$15.05	3.9	$—

Options exercisable as of September 27, 2008	428	$15.52	3.7	$—

In the money exercisable options as of September 27, 2008	—

NOTE 9:  EMPLOYEE BENEFIT PLANS

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

In February 2007, the Company’s Board of Directors approved the termination of the U.S. pension plan. Participant benefits were not adversely impacted by this termination, and in July 2007, the Company made a $1.9 million cash contribution to fully fund the U.S. pension plan. The U.S. pension plan subsequently purchased a group annuity contract on a revocable basis, pending approval of the proposed plan termination by the Pension Benefit Guaranty Corporation (“PBGC”) and issuance of a favorable determination letter by the Internal Revenue Service (“IRS”). The PBGC review period expired and on March 26, 2008, the Company received a favorable determination letter from the IRS. Accordingly, during fiscal 2008, the group annuity contract became irrevocable, a termination of the U.S. pension plan occurred, and the Company recognized one-time non-cash expense of $9.2 million, offset by a $3.5 million tax benefit, associated with recognizing unamortized actuarial losses.

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

Switzerland Plan

During fiscal 2007, the Company purchased Alphasem, a Switzerland corporation. Per Switzerland regulations, Alphasem sponsored a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. This Switzerland pension plan has been funded to the legal requirement, and the Company is current in all required pension contributions. However, in accordance with U.S. generally accepted accounting principles of pension accounting, even though the Switzerland pension plan is fully funded for local statutory purposes, the Switzerland pension plan must be treated as an under-funded defined benefit plan for U.S. reporting, since the fair value of the plan’s assets is less than the plan’s projected benefit obligation.

The following table reflects the Switzerland pension plan’s activity for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008
Change in projected benefit obligation
Projected benefit obligations, beginning of year	$9,797	$11,831
Service cost (excluding administrative expenses)	775	795
Interest cost	258	396
Benefits paid	(64)	(81)
Insurance premiums	(266)	(343)
Plan participant contributions	521	639
Actuarial gain	—	(1,450)
Loss on foreign exchange	810	922

Projected benefit obligations at the end of the year	$11,831	$12,709

Change in plan assets
Fair value of plan assets, beginning of year	$6,813	$8,367
Actual return on plan assets	231	382
Benefits paid	(64)	(81)
Insurance premiums	(266)	(343)
Employer contributions	562	679
Plan participant contributions	521	639
Actuarial loss	—	(86)
Gain on foreign exchange	570	664

Fair value of plan assets at the end of the year	$8,367	$10,221

Funded status	$(3,464)	$(2,488)

Amounts recognized in statement of financial position Noncurrent liabilities	$(3,464)	$(2,488)

Net amount recognized at the end of the year	$(3,464)	$(2,488)

Amounts recognized in accumulated other comprehensive income
Actuarial net (gain) loss	11	(1,343)

Net amount recognized in accumulated other comprehensive income (pre tax)	$11	$(1,343)

Components of net periodic pension cost
Service cost	$775	$795
Interest cost	258	396
Expected return on plan assets	(243)	(382)
Amortization of net gain	—	(22)

Total net periodic pension cost	$790	$787

Weighted average assumptions at the end of the year
Discount rate	3.55%	3.90%
Expected long-term rate of return on plan assets	4.10%	4.46%
Rate of compensation increase	1.50%	1.50%

The discount rate is established based on yields on long-term government bonds corresponding to the expected duration of the benefit obligation, and the difference between the yields on high quality corporate fixed-income investments and government fixed-income investments.

Net periodic pension cost for the current year is based on assumptions at the valuation date of the prior year.

The amounts in accumulated other comprehensive income that are expected to be recognized in net periodic pension expense during fiscal 2009 are immaterial.

The accumulated benefit obligation for the pension plan was $9.6 million as of September 27, 2008.

The assets of the Switzerland pension plan are invested with the multi-employer foundation that guarantees minimum participant benefit, as required under Switzerland regulations.

The following table reflects fiscal 2009 expected contributions to the Switzerland pension plan:

(in thousands)
Employer contributions	$650
Employee contributions	650

Total contributions	$1,300

The following table reflects the Switzerland pension plan’s estimated future benefit payments for each of the next five fiscal years and the following five fiscal years in aggregate:

Fiscal year:	(in thousands)
2009	$79
2010	92
2011	108
2012	139
2013	166
2014-2018	1,123

Other Plans

The Company’s other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits. On a consolidated basis, pension expense was $1.8 million, $2.0 million and $10.7 million in fiscal 2006, 2007 and 2008 respectively. Fiscal 2008 included U.S. pension plan termination expense of $9.2 million.

NOTE 10: INCOME TAXES

The following table reflects income (loss) from continuing operations before income taxes:

	Fiscal
(in thousands)	2006	2007	2008
United States operations	$47,928	$36,462	$4,179
Foreign operations	21,674	(12,158)	(27,408)

Total	$69,602	$24,304	$(23,229)

The following table reflects the provision (benefit) for income taxes from continuing operations:

	Fiscal
(in thousands)	2006	2007	2008
Current:
Federal	$1,048	$1,214	$3
State	2,185	3,159	78
Foreign	4,061	2,961	(540)

Deferred:
Federal	553	—	(2,993)
State	(106)	(620)	(411)
Foreign	327	(1,266)	253

Total	$8,068	$5,448	$(3,610)

The following table reflects the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate:

	Fiscal
(in thousands)	2006	2007	2008
Computed income tax (benefit) expense based on U.S. statutory rate	$24,360	$8,506	$(8,130)
Effect of earnings of foreign subsidiaries subject to different tax rates	(1,278)	2,104	1,835
Benefits from foreign approved enterprise zones	(3,773)	5,664	4,928
Effect of permanent items	(248)	(68)	742
Benefits of net operating loss and tax credit carryforwards and changes in valuation allowance	(48,700)	(21,074)	(5,126)
Foreign operations	33,924	4,401	1,176
State income tax expense	2,707	3,517	2,996
Other, net	1,076	2,398	(2,031)

Total	$8,068	$5,448	$(3,610)

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $64.5 million as of September 27, 2008. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings of approximately $97.2 million are not considered to be indefinitely reinvested in foreign operations. As part of the global restructuring that occurred during fiscal 2006, the Company determined that these earnings would be repatriated during the domestic net operating loss carryforward period and this taxable income related to these earnings could be offset with the utilization of the net operating loss carryforwards. Accordingly, as a result of the restructuring, no valuation allowance has been provided against the deferred tax asset related to these net operating losses that will offset these earnings. This resulted in a decrease in tax expense as a result of the reduction of the valuation allowance. As of September 27, 2008, the Company had provided a deferred tax liability of approximately $20.9 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries.

The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences:

	Fiscal
(in thousands)	2007	2008
Inventory reserves	$1,452	$908
Warranty accrual	354	—
Other accruals and reserves	4,757	2,892
Revenue recognition	113	396
Valuation allowance	(3,136)	(2,078)

Total short-term deferred tax asset	$3,540	$2,118

Domestic tax credit carryforwards	$7,478	$3,285
Net operating loss carryforwards	58,473	52,967
Unrecognized actuarial net loss	3,259	—
Stock options	2,543	1,477
Other	4,117	1,791

	75,870	59,520
Valuation allowance	(46,572)	(37,842)

Total long-term deferred tax asset (1)	$29,298	$21,678

Repatriation of foreign earnings, including foreign withholding taxes	$47,181	$42,488
Depreciable assets	915	315
Prepaid expenses and other	3,498	58

Total long-term deferred tax liability	$51,594	$42,861

Net long-term deferred liability	$22,296	$21,183

(1)	Included in other assets on the Consolidated Balance Sheets are deferred tax assets of $0.2 million as of September 29, 2007 and $0.4 million as of September 27, 2008.

The Company has U.S. federal net operating loss carryforwards, state net operating loss carryforwards, and tax credit carryforwards of approximately $110.7 million, $195.5 million, and $3.3 million, respectively, that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in 2009 through 2025 with the exception of certain credits that have no expiration date.

Of the total net operating losses as of September 27, 2008, approximately $1.9 million is attributable to stock option exercises. If the tax benefits associated with our net operating carryforward are recognized in the future, the amounts attributable to stock option exercises will be recorded as additional paid in capital in shareholders’ equity.

In the fourth quarter of fiscal 2002, as part of the income tax provision for the period, the Company recorded a charge of $65.3 million for the establishment of a valuation allowance against its deferred tax asset consisting primarily of U.S. net operating loss carryforwards. The Company determined that the valuation allowance was required based on its losses, which are given substantially more weight than forecasts of future profitability in the evaluation. In fiscal 2004, 2005, 2006 and 2007, the valuation allowance was reduced to the extent that net operating losses were utilized against current year federal and state taxable income. During fiscal 2005, $3.9 million of the valuation allowance was reduced due to the planned repatriation of foreign earnings in fiscal 2006. The Company’s valuation allowance was reduced by $9.0 million, $22.1 million and $4.6 million in fiscal 2006, 2007 and 2008 respectively, as the result of the utilization of deferred tax assets, for which a full valuation allowance had previously been provided, to offset current year earnings. As part of the 2006 international reorganization, the determination made by the Company with regard to future repatriations during the domestic net operating loss carryforward period, the Company further reduced the valuation allowance by $29.1 million during fiscal 2006. The Company has determined the valuation allowance against U.S. deferred tax assets, particularly the federal and state net operating losses, is still necessary as of September 27, 2008 as the Company does not believe it is more likely than not the remaining deferred tax assets will be realized due to the restructuring of its international operations, projection of future earnings and the significant historic volatility of its Equipment segment, which will be the primary income source for the U.S. in the future. The Company will continue to evaluate the realizability of all of their deferred taxes and adjust the valuation allowance accordingly.

Of the total valuation allowance through September 27, 2008, approximately $3.6 million of subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be applied to reduce goodwill, intangible assets or additional paid in capital.

The Company also has generated losses in certain foreign jurisdictions totaling approximately $28.4 million. Similar to the U.S. net operating losses, realization of the benefit associated with certain foreign loss carryforwards is not more likely than not to be realized and a full valuation allowance has been provided against the deferred tax assets associated with these carryforwards.

Upon adoption of FIN 48 on September 30, 2007, the Company recorded a reduction to its accumulated deficit of $0.8 million. In addition, after accounting for the cumulative effect reduction to the accumulated deficit, the Company’s unrecognized tax benefits was $25.0 million and accrued interest related to unrecognized income tax benefits of $2.9 million was recognized as a component of the provision for income taxes.

The following table reflects a reconciliation of the beginning and ending unrecognized tax benefits for fiscal 2008:

(in thousands)
Unrecognized tax benefit as of September 29, 2007	$24,962
Additions based on tax positions related to the current year	2,460
Additions for tax positions of prior years	4,103
Settlements	(502)

Unrecognized tax benefit as of September 27, 2008	$31,023

If recognized, the $31.0 million would impact our effective tax rate excluding the impact valuation allowances.

The additions based on tax positions related to the current year of $2.5 million includes $0.1 million related to currency fluctuations and were charged to currency expense. The additions for tax positions of prior years of $4.1 million relate to currency fluctuations and were charged to currency expense.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. There were no additional accruals of interest expense on various uncertain tax positions during fiscal 2008.

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

The IRS is in the initial stages of an income tax audit for the fiscal 2006 tax year. As of December 5, 2008, the IRS auditor has submitted an initial information request and the Company is in the process of responding to that request. No further information is available with respect to this audit.

In October 2007, the tax authority in Israel notified the Company that it believes withholding and income taxes of approximately $34.3 million, after adjustment for foreign currency changes, are owed by the Company for the 2002 through 2004 tax years. The Company does not agree with this assessment and filed an objection with the tax authority in Israel. The Company is currently in discussions with the tax authority in Israel regarding the assessment and believes that it has adequate tax reserves for this assessment.

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

In China, the Company expects to benefit from a 100% tax holiday for two years commencing in the first year in which the Company earns taxable income and then a 50% tax holiday for an additional three years. One of the subsidiaries in China was granted “Hi Tech Enterprise” status by the taxing authorities in fiscal 2008. As a result of the “Hi Tech Enterprise” status, the subsidiary qualifies for a reduced corporate income tax rate of 15% and continues to benefit from the tax holiday. The subsidiary applies a current corporate income tax rate of .56% after the application of 15% tax rate and tax holidays. The taxing authorities will review the subsidiary’s qualification for “Hi Tech Enterprise” status every 2 years.

In connection with certain Singapore operations, the Company expects to benefit from a 100% tax holiday for 10 years effective February 1, 2000. In Israel, the Company may benefit from a reduced tax rate of 10% through fiscal 2008 provided certain revenue requirements are met.

One of the Company’s subsidiaries in Malaysia is wholly exempt from taxes through 2014.

NOTE 11: SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based on income from operations before interest, allocations of corporate expenses and income taxes.

The Company operates in two segments: equipment and packaging materials. The equipment segment designs, manufactures and markets capital equipment, and related spare parts for use in the semiconductor assembly process. The equipment segment also services, maintains, repairs, and upgrades assembly equipment. The packaging materials segment designs, manufactures, and markets consumable packaging materials for use on the equipment the Company markets as well as on competitors’ equipment. The packaging materials products have different manufacturing processes, distribution channels and a less volatile revenue pattern than the Company’s capital equipment segment.

The following table reflects the Company’s reporting segments:

	(in thousands)
Fiscal 2006	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$319,788	$60,508	$380,296
Cost of sales	178,599	28,474	207,073

Gross profit	141,189	32,034	173,223
Operating expenses	89,684	23,316	113,000
Gain on sale of assets	—	—	4,544

Income from operations	$51,505	$8,718	$64,767

Segment assets	$161,342	$99,767	$261,109
Capital expenditures	1,992	6,634	8,626
Depreciation expense	3,021	4,087	7,108

Fiscal 2007	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$316,718	$53,808	$370,526
Cost of sales	188,055	27,035	215,090

Gross profit	128,663	26,773	155,436
Operating expenses	113,444	24,480	137,924

Income from operations	$15,219	$2,293	$17,512

Segment assets	$264,875	$119,838	$384,713
Capital expenditures	3,704	1,871	5,575
Depreciation expense	3,743	4,382	8,125

Fiscal 2008	Equipment Segment	Packaging Materials Segment	Consolidated
Net revenue	$271,019	$57,031	$328,050
Cost of sales	165,499	28,758	194,257

Gross profit	105,520	28,273	133,793
Operating expenses	122,302	26,971	149,273
U.S. pension plan termination	9,152	—	9,152

Income (loss) from operations	$(25,934)	$1,302	$(24,632)

Segment assets	$215,953	$120,317	$336,270
Capital expenditures	4,697	3,153	7,850
Depreciation expense	3,597	3,783	7,380

The Company’s market for its products is worldwide. The following table reflects destination sales to unaffiliated customers and long-lived assets by country:

	(in thousands)
Fiscal 2006	Destination Sales	Long-lived Assets
Taiwan	$80,649	$361
China	62,262	6,708
Korea	44,069	95
Malaysia	36,875	434
Japan	32,213	290
Singapore	21,204	1,828
Philippines	20,728	17
Thailand	14,482	11
United States	12,035	9,518
Hong Kong	7,709	15
Israel	194	7,101
All other	47,876	202

Total	$380,296	$26,580

Fiscal 2007	Destination Sales	Long-lived Assets
Taiwan	$91,788	$235
Korea	74,716	33
China	37,881	5,328
Hong Kong	28,691	11
Singapore	26,662	2,116
Malaysia	20,785	290
Japan	18,602	285
Philippines	12,158	3
United States	11,744	12,586
Thailand	8,454	—
Malta	4,516	—
Germany	4,139	90
Switzerland	576	16,086
Israel	231	7,405
All other	29,584	241

Total	$370,526	$44,709

Fiscal 2008	Destination Sales	Long-lived Assets
China	$81,035	$4,978
Taiwan	41,938	162
Korea	34,897	13
Malaysia	32,083	149
Japan	26,211	313
Hong Kong	17,964	150
United States	14,306	13,398
Singapore	13,811	2,228
Thailand	12,891	—
Philippines	12,001	57
Germany	3,841	67
Switzerland	434	15,782
Israel	300	7,750
All other	36,338	416

Total	$328,050	$45,463

NOTE 12: OTHER FINANCIAL DATA

The following table reflects other financial data:

	Fiscal
(in thousands)	2006	2007	2008
Rent expense	$4,907	$4,673	$5,057
Selling, general and administrative incentive compensation expense	$8,311	$4,262	$2,167
Warranty and retrofit expense	$3,238	$2,281	$1,840

NOTE 13: EARNINGS PER SHARE

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

The following table reflects after-tax interest expense related to the Company’s 0.5% and 1.0% Convertible Subordinated Notes which was added to income from continuing operations to determine diluted EPS:

	Fiscal
(in thousands)	2006	2007	2008
Income (loss) from continuing operations	$61,534	$18,856	$(19,619)
After-tax interest expense	1,441	1,271	—	(1)

	$62,975	$20,127	N/A

(1)	Due to the Company’s net loss for the period, conversion of Convertible Subordinated Notes and the related after-tax interest expense was not assumed since the effect would have been anti-dilutive.

The following table reconciles Basic weighted average shares outstanding to Diluted weighted average shares outstanding:

	Fiscal
(in thousands)	2006	2007	2008
Weighted average shares outstanding - Basic	55,089	56,221	53,449

Stock options	945	807	—	(2)
Performance-based restricted stock	n/a	77	—	(2)
0.50% Convertible Subordinated Notes	7,785	6,107	—	(2)
1.00% Convertible Subordinated Notes	5,062	5,062	—	(2)
0.875% Convertible Subordinated Notes	n/a	n/a	—	(2)

Total potentially dilutive securities	13,792	12,053	53,449

Weighted average shares outstanding - Diluted	68,881	68,274	53,449

(2)	Due to the Company’s net loss for the period, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

Diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes since the 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares because the conversion option was not in the money as of September 27, 2008 (see Note 8).

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive:

	Fiscal
(in thousands)	2006	2007	2008
Potentially dilutive shares related to:
Stock options	4,759	780	7,286
Performance-based restricted stock	—	—	91
Convertible Subordinated Notes	—	—	8,624

	4,759	780	16,001

Subsequent to year end, on October 3, 2008, in connection with the acquisition of Orthodyne Electronics Corporation (“Orthodyne”), the Company issued 7.1 million common shares to the seller (see Note 16 for a description of the acquisition).

NOTE 14: GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

The following table reflects guarantees under standby letters of credit as of September 27, 2008:

		(in thousands)
Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
Security for the Company’s gold financing arrangement (1)	Guarantee terminated September 29, 2008	$35,000
Security for payment of employee health benefits	Expires June 2009	480
Security for payment of employee worker compensation benefits	Expires October 2009	238
Security for customs bond	Expires July 2009	100

		$35,818

(1)	The gold financing arrangement requires restricted cash of $35.0 million which is reflected on the Consolidated Balance Sheet. Subsequent to year end in connection with the sale of the Wire business, the restriction on the cash balance was released.

Guarantor Obligations, continuing operations

The Company has issued standby letters of credit for employee benefit programs and a customs bond.

Guarantor Obligations, discontinued operation

The Company’s wire manufacturing subsidiaries had issued a guarantee for payment under their gold supply financing arrangement, which was terminated with the sale of the Company’s Wire business. This gold supply agreement required the Company to provide letters of credit or cash to secure its obligations to the supplier. Accordingly, the Company entered into a credit facility with a bank in an amount up to $35.0 million. The term of the credit facility was two years, but was granted on an uncommitted basis and was repayable on demand. In connection with this credit facility the Company granted the bank a security interest in its assets related to the manufacture and sale of gold wire, including all gold inventories and all accounts receivable arising from the sale of gold wire and the proceeds thereof. The credit facility contained financial and non-financial covenants. The financial covenants contained restrictions on the Company’s gold wire manufacturing subsidiaries’ net worth, ratio of total liabilities to Earnings Before Interest and Taxes and Discontinued Operations, and those subsidiaries’ ability to pay dividends.

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects and the Company does not offer extended warranties in the normal course of its business. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management estimates of future expenses.

The following table reflects product warranties included in accrued expenses as of fiscal 2006, 2007 and 2008:

	Fiscal
(in thousands)	2006	2007	2008
Reserve for product warranty, beginning of year	$853	$2,309	$1,975
Provision for product warranty expense	1,903	2,254	1,315
Product warranty costs incurred	(2,044)	(2,588)	(2,372)

Reserve for product warranty, end of year	$712	$1,975	$918

Other Commitments and Contingencies

The following table reflects operating lease obligations not reflected on the Consolidated Balance Sheets:

		Payments due by period
(in thousands)	Total	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013 and thereafter
Operating lease obligations (1)	$35,923	$7,452	$6,238	$5,419	$3,357	$13,457

(1)	The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for manufacturing and office facilities, which expire periodically through 2018 (not including lease extension options, if applicable.

In October 2007, the tax authority in Israel notified the Company that it believes withholding and income taxes and interest of approximately 117.3 million Israeli shekels, with a value of $29.0 million as of the assessment date, are owed by the Company for the 2002 through 2004 tax years. As of September 27, 2008, the assessment is valued at $34.3 million after adjustment for foreign currency changes. The Company does not agree with this assessment and has filed an objection with the tax authority in Israel. Discussions between the Company and the tax authority in Israel regarding the assessment began in fiscal 2008 and are ongoing. The Company believes it has adequate tax reserves for this assessment.

Concentrations

The following table reflects significant customer concentrations:

	Fiscal
	2006	2007	2008
Customer net revenue as a percentage of Net Revenue
STATS Chippac	10.7%	*	*
Advanced Semiconductor Engineering	*	10.7%	*

Customer accounts receivable as a percentage of total Accounts Receivable
Siliconware Precision Industries, Ltd.	10.5%	*	14.5%
Haoseng Industries Company, Ltd.	*	*	10.2%
Advanced Semiconductor Engineering	*	16.0%	*
Amkor Technology Inc.	*	13.8%	*

*	Represent less than 10% of net revenue or total accounts receivable, as applicable.

No other customer accounted for more than 10% of total accounts receivable as of fiscal 2006, 2007 and 2008.

NOTE 15:  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects selected quarterly financial data:

	Fiscal 2007 For Quarter Ended
(in thousands, except per share amounts)	December 30	March 31	June 30	September 29	Total
Net revenue	$71,852	$61,525	$85,549	$151,600	$370,526
Gross profit	$32,440	$25,323	$36,616	$61,057	$155,436
Income (loss) from continuing operations	$333	$(6,745)	$853	$24,415	$18,856
Income from discontinued operations, net of tax	$3,840	$4,531	$4,667	$5,836	$18,874
Net income (loss)	$4,173	$(2,214)	$5,520	$30,251	$37,730
Net income (loss) per share (1):
Basic	$0.07	$(0.04)	$0.10	$0.56	$0.67
Diluted	$0.06	$(0.04)	$0.08	$0.47	$0.57

Shares used in basic per share calculations	57,301	57,580	56,456	53,546	56,221
Shares used in diluted per share calculations	69,456	57,580	68,951	64,702	68,274

	Fiscal 2008 For Quarter Ended
(in thousands, except per share amounts)	December 29	March 29	June 28	September 27	Total
Net revenue	$123,532	$70,781	$72,507	$61,230	$328,050
Gross profit	$50,618	$28,607	$29,702	$24,866	$133,793
Income (loss) from continuing operations	$7,033	$(10,892)	$(4,743)	$(11,017)	$(19,619)
Income from discontinued operations, net of tax	$9,329	$4,758	$2,946	$6,408	$23,441
Net income (loss)	$16,362	$(6,134)	$(1,797)	$(4,609)	$3,822
Net income (loss) per share (1):
Basic	$0.31	$(0.11)	$(0.03)	$(0.09)	$0.07
Diluted	$0.27	$(0.11)	$(0.03)	$(0.09)	$0.07

Shares used in basic per share calculations	53,264	53,384	53,528	53,621	53,449
Shares used in diluted per share calculations	62,425	53,384	53,528	53,621	53,449

(1)	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in weighted share calculations.

NOTE 16:  SUBSEQUENT EVENT

On October 3, 2008, the Company completed the acquisition of substantially all of the assets of Orthodyne pursuant to the Asset Purchase Agreement dated as of July 31, 2008 between the Company and Orthodyne, as amended by that certain Amendment to Asset Purchase Agreement dated as of October 3, 2008 (as amended, the “Agreement”). Pursuant to the Agreement, the Company purchased substantially all of Orthodyne’s assets used in connection with its business of designing, manufacturing and selling wedge bonder and heavy wire wedges, and assumed certain liabilities related thereto (the “Orthodyne Transaction”).

The purchase price for the Orthodyne Transaction consisted of approximately 7.1 million shares of the Company’s common stock (the “Shares”) plus approximately $82.6 million in cash, which included an estimated working capital adjustment of approximately $2.6 million. The purchase price is subject to a post-closing working capital adjustment as set forth in the Agreement. Subject to certain limitations, Orthodyne agreed to indemnify the Company for breaches of Orthodyne’s representations, warranties and covenants. A total of 15% of the purchase price was placed in escrow as partial security for Orthodyne’s indemnification obligations under the Agreement. In addition, the Company agreed to pay Orthodyne up to an additional $40.0 million in cash based upon the gross profit realized by the acquired business over the next three years pursuant to an Earnout Agreement entered into between the Company and Orthodyne on July 31, 2008. The transaction was reported by the Company on its current reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 31, 2008 and October 8, 2008 and its current report on Form 8-K/A filed with the SEC on October 28, 2008. As part of the Agreement, the Company filed a registration statement covering the Shares on October 28, 2008 which became effective on November 3, 2008. The Company also entered into employment agreements with three key Orthodyne employees.

Subsequent to year end, on November 12, 2008, the Company announced a headcount reduction of 240 positions and a cancellation of annual salary increases scheduled for January 1, 2009. The Company took these actions to manage its cost structure due to deteriorating conditions in the global economy and projected weaker demand for the Company’s products and services. Pre-tax expense of approximately $2.6 million will be recorded in fiscal 2009, primarily related to severance costs, and the cash expenditures related to these measures is expected to be approximately $3.0 million. As a result of these actions, the Company anticipates approximately $8.0 million in annualized savings.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2008 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the Company’s internal control over financial reporting as of September 27, 2008. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of September 27, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of September 27, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Change in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during fiscal 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to the directors will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K with respect to executive officers appears at the end of Part I, Item 1 of this report under the heading “Executive Officers of the Company.” The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Nominating and Governance Committee” and “SHAREHOLDER PROPOSALS” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Audit Committee” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE— Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “REPORT OF THE MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading “Security Ownership of Certain beneficial Owners” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required hereunder concerning security ownership of management will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLANS” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders which information is incorporated herein by reference.

The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Board Matters” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements - Kulicke and Soffa Industries, Inc.:

Page
Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets as of September 29, 2007 and September 27, 2008	47
Consolidated Statements of Operations for fiscal years 2006, 2007 and 2008	48
Consolidated Statements of Cash Flows for fiscal 2006, 2007 and 2008	49
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for fiscal 2006, 2007 and 2008	50
Notes to Consolidated Financial Statements	51

(2) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts	89

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits:

EXHIBIT NUMBER	ITEM

2(i)	Master Sale and Purchase Agreement between W.C. Heraeus GmbH and Kulicke and Soffa Industries, Inc., dated July 31, 2008 is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2008.

2(ii)	Amendment No. 1 to the Master Sale and Purchase Agreement between W.C. Heraeus GmbH and Kulicke and Soffa Industries, Inc., dated as of September 5, 2008 is incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on October 2, 2008.

2(iii)	Asset Purchase Agreement between Orthodyne Electronics Corporation and Kulicke and Soffa Industries, Inc., dated July 31, 2008 is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 31, 2008.

2(iv)	Amendment to the Asset Purchase Agreement between Orthodyne and the Company, dated as of October 3, 2008 is incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on October 8, 2008.

3(i)	The Company’s Form of Amended and Restated Articles of Incorporation dated December 5, 2007, filed as Exhibit 3(i) to the Company’s annual report on Form 10-K for the year ended September 29, 2007, is incorporated herein by reference.

3(ii)	The Company’s Form of Amended and Restated By-Laws dated December 5, 2007, filed as Exhibit 3(ii) to the Company’s annual report on Form 10-K for the year ended September 29, 2007, are incorporated herein by reference.

4(i)	Specimen Common Share Certificate of Kulicke and Soffa Industries, Inc., filed as Exhibit 4 to the Company’s Form 8-A12G/A dated September 11, 1995, SEC file number 000-00121, is incorporated herein by reference.

4(ii)	Indenture dated as of November 26, 2003 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated December 5, 2003, is incorporated herein by reference.

4(iii)	Form of Note (included in Exhibit 4(ii)).

4(iv)	Indenture dated as of June 30, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.

4(v)	Form of Note (included in Exhibit 4(iv)).

4(vi)	Indenture dated as of June 6, 2007 between the Company and Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s form 8-K dated June 6, 2007, is incorporated by reference.

4(vii)	Registration Rights Agreement dated as of June 6, 2007, between the Company and Bank of America Securities, LLC as Initial Purchaser, filed as Exhibit 10.1 to the Company’s Form 8-K dated June 6, 2007, is incorporated by reference.

10(i)	The Company’s 1988 Non-Qualified Stock Option Plan for Non-Officer Directors (as amended and restated effective February 9, 1999), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated by reference.*

10(ii)	2004 Israeli Addendum to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iv) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(iii)	The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(iv)	2004 Israeli Addendum to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(vii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(v)	The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(vi)	2004 Israeli Addendum to the Company’s 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(vii)	Form of Termination of Employment Agreement signed by Mr. Kulicke (Section 2(a) - 30 months), and Messrs. Carson, Salmons, Belani, Griffing, Chylak, Torton, Anderson, Lutz, Mak, and Rheault (Section 2(a) - 18 months), filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, is incorporated herein by reference.*

10(viii)	The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*

10(ix)	2004 Israeli Addendum to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*

10(x)(1)	Sale and Buyback of Fine Metal Agreement dated June 12, 2006 between Kulicke & Soffa (SEA) PTE LTD, Kulicke and Soffa Global Holding Corporation and AGR Matthey, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 is incorporated herein by reference. (1)

10(xi)	The Company’s 2006 Equity Plan, filed as Appendix A to the Company’s proxy statement on Schedule 14A for the annual meeting of shareholders on February 14, 2006, is incorporated herein by reference. *

10(xii)	Form of Stock Option Award Letter regarding the 2006 Equity Plan, filed as Exhibit 99.1 to the Company’s report on Form 8-K dated October 3, 2006, is incorporated herein by reference. *

10(xiii)	Form of Performance Share Award Agreement regarding the 2006 Equity Plan, filed as Exhibit 99.2 to the Company’s report on Form 8-K dated October 3, 2006, is incorporated herein by reference. *

10(xiv)	Form of Performance Share Award Agreement regarding the 2006 Equity Plan, filed as Exhibit 99.2 to the Company’s report on Form 8-K dated October 2, 2007, is incorporated herein by reference.*

10(xv)	Facility Letter Agreement dated June 7, 2006 between Kulicke & Soffa (SEA) PTE LTD, Kulicke And Soffa Global Holding Corporation and Citibank, N.A., Singapore Branch, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006, is incorporated herein by reference.

10(xvi)	Agreement of Lease, by and between the Company and 1005 Virginia Associates, L.P., dated June 30, 2005, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference.

10(xvii)	Officer Incentive Compensation Plan, dated August 2, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference. *

10(xviii)	2007 Equity Plan for Non-employee Directors, filed as Appendix A to the Company’s proxy statement on Schedule 14A for the annual meeting of shareholders on February 13, 2007, is incorporated herein by reference.*

10(xix)	Earnout Agreement between Orthodyne Electronics Corporation and Kulicke and Soffa Industries, Inc., dated July 31, 2008 is incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 31, 2008.

10(xx)	2008 Equity Plan, filed as Appendix A to the Company’s proxy statement on Schedule 14A for the annual meeting of shareholders on February 12, 2008, is incorporated herein by reference.*

10(xxi)	Form of New Employee Inducement Stock Option Grant Letter, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 13, 2007, is incorporated herein by reference.*

10(xxii)	2007 Alphasem Employee Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed December 13, 2007, is incorporated herein by reference.*

10(xxiii)	Form of Nonqualified Stock Option Agreement, filed as Exhibit 99.1 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*

10(xxiv)	Form of Incentive Stock Option Agreement, filed as Exhibit 99.2 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*

10(xxv)	Form of Performance Unit Award Agreement, filed as Exhibit 99.3 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*

10(xxvi)	Form of Performance Unit Award Agreement, filed as Exhibit 99.4 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*

10(xxvii)	Form of Restricted Stock Agreement Award, filed as Exhibit 99.5 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*

10(xxviii)	Joint Development and Engineering Services Agreement between W.C. Heraeus GmbH and Kulicke and Soffa Industries, Inc., dated as of September 29, 2008 is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 2, 2008.

10(xxix)	Lease Agreement between Orthodyne Electronics Corporation and Kulicke and Soffa Industries, dated as of October 3, 2008 is incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on October 8, 2008.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm)

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement for Commitment to Make Plan Sufficient, filed as Exhibit 99.1 to the Company’s report on Form 8-K dated May 7, 2007, is incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the U.S. Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.

KULICKE AND SOFFA INDUSTRIES, INC.

Schedule II-Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to costs and expenses		Other additions (describe)		Deductions (describe)		Balance at end of period
Fiscal 2006
Allowance for doubtful accounts	$1,483	$(654)		$1,641	(4)	$—		$2,470

Inventory reserve	$8,805	$1,164		$—		$(2,597	) (2)	$7,372

Valuation allowance for deferred taxes	$108,458	$(38,170	) (3)	$—		$—		$70,288

Fiscal 2007
Allowance for doubtful accounts	$2,470	$552		$602		$(2,038	) (1)	$1,586

Inventory reserve	$7,372	$2,445		$—		$(1,389	) (2)	$8,428

Valuation allowance for deferred taxes	$70,288	$(20,580	) (3)	$—		$—		$49,708

Fiscal 2008
Allowance for doubtful accounts	$1,586	$361		$(24)		$(547	) (1)	$1,376

Inventory reserve	$8,428	$3,999		$(3,321	) (5)	$(2,609	) (2)	$6,497

Valuation allowance for deferred taxes	$49,708	$(5,043	) (3)	$(4,745	) (6)	$—		$39,920

(1)	Represents write offs of specific accounts receivable.
(2)	Disposal of excess and obsolete inventory.
(3)	Reflects the decrease in the valuation allowance primarily associated with the Company’s U.S. net operating losses and other deferred tax assets.
(4)	Reflects reserve against the Company’s former Test business accounts receivable that were not sold.
(5)	Reclassification of fully depreciated demonstration and evaluation equipment from inventory to plant, property and equipment, net.
(6)	Primarily reflects decrease in valuation allowance as a result of adoption of FIN 48.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ C. SCOTT KULICKE
C. Scott Kulicke
Chairman of the Board and
Chief Executive Officer

Dated:	December 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ C. SCOTT KULICKE C. Scott Kulicke (Principal Executive Officer)	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	December 10, 2008

/s/ MAURICE E. CARSON Maurice E. Carson (Principal Financial and Accounting Officer)	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	December 10, 2008

/s/ BRIAN R. BACHMAN Brian R. Bachman	Director	December 10, 2008

/s/ JOHN A. O’STEEN John A. O’Steen	Director	December 10, 2008

/s/ GARRETT E. PIERCE Garrett E. Pierce	Director	December 10, 2008

/s/ MACDONELL ROEHM, JR. MacDonell Roehm, Jr.	Director	December 10, 2008

/s/ BARRY WAITE Barry Waite	Director	December 10, 2008

/s/ C. WILLIAM ZADEL C. William Zadel	Director	December 10, 2008