Form 10-Q
period 2008-12-27
KULICKE & SOFFA INDUSTRIES INC
filed 2009-02-04
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

As of February 1, 2009, there were 61,056,098 shares of the Registrant’s Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 - Q

December 27, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 27, 2008	(Unaudited) December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$144,932	$173,046
Restricted cash	35,000	—
Short-term investments	6,149	1,999
Accounts and notes receivable, net of allowance for doubtful accounts of $1,376 and $2,597 respectively	56,643	40,633
Inventories, net	27,236	52,048
Prepaid expenses and other current assets	18,729	17,765
Deferred income taxes	2,118	1,798
Current assets of discontinued operations	127,958	—

Total current assets	418,765	287,289
Property, plant and equipment, net	36,900	41,282
Goodwill	2,709	29,109
Intangible assets	386	57,187
Other assets	5,468	5,172
Non-current assets of discontinued operations	32,909	—

TOTAL ASSETS	$497,137	$420,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$72,412	$—
Accounts payable	25,028	11,682
Accrued expenses and other current liabilities	27,255	38,230
Income taxes payable	569	17,036
Current liabilities of discontinued operations	34,411	—

Total current liabilities	159,675	66,948
Long-term debt	175,000	172,000
Deferred income taxes	21,591	15,643
Other liabilities	37,780	13,750
Other liabilities of discontinued operations	624	—

Total liabilities	394,670	268,341

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued - none	—	—
Common stock, no par value:
Authorized 200,000 shares; issued 58,558 and 65,813 respectively; outstanding 53,648 and 60,903 shares, respectively	295,841	341,598
Treasury stock, at cost, 4,910 shares	(46,118)	(46,118)
Accumulated deficit	(149,465)	(144,981)
Accumulated other comprehensive income	2,209	1,199

Total shareholders’ equity	102,467	151,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$497,137	$420,039

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 29, 2007	December 27, 2008
Net revenue	$123,532	$37,416
Cost of sales	72,914	23,488

Gross profit	50,618	13,928

Selling, general and administrative	25,151	29,852
Research and development	14,532	15,400

Total operating expenses	39,683	45,252

Income (loss) from operations	10,935	(31,324)
Interest income	1,569	754
Interest expense	(872)	(734)
Gain on extinguishment of debt	170	1,179

Income (loss) from continuing operations before tax	11,802	(30,125)
Provision (benefit) for income taxes from continuing operations	4,769	(11,882)

Income (loss) from continuing operations, net of tax	7,033	(18,243)
Income from discontinued operations, net of tax	9,329	22,727

Net income	$16,362	$4,484

Income (loss) per share from continuing operations:
Basic	$0.13	$(0.30)

Diluted	$0.12	$(0.30)

Income per share from discontinued operations:
Basic	$0.18	$0.37

Diluted	$0.15	$0.37

Net income per share:
Basic	$0.31	$0.07

Diluted	$0.27	$0.07

Weighted average shares outstanding:
Basic	53,264	60,451
Diluted	62,425	60,451

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	December 29, 2007	December 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,362	$4,484
Less: Income from discontinued operations	9,329	22,727

Income (loss) from continuing operations	7,033	(18,243)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,099	5,597
Equity-based compensation and non-cash employee benefits	2,501	(468)
Provision for doubtful accounts	770	1,121
Gain on early extinguishment of debt	(170)	(1,179)
Provision for inventory valuation	4,191	4,054
Deferred taxes	782	(6,239)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	(3,613)	37,710
Inventory	7,300	(4,127)
Prepaid expenses and other current assets	(1,046)	7,330
Accounts payable and accrued expenses	(29,756)	(17,599)
Income taxes payable	2,495	(8,238)
Other, net	(411)	2,293

Net cash provided by (used in) continuing operations	(7,825)	2,012
Net cash used in discontinued operations	(17,039)	(779)

Net cash provided by (used in) operating activities	(24,864)	1,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Orthodyne	—	(85,595)
Proceeds from sales of investments classified as available-for-sale	12,857	4,148
Purchase of investments classified as available-for-sale	(11,356)	—
Purchases of property, plant and equipment	(2,698)	(2,433)
Changes in restricted cash, net	—	35,000

Net cash used in continuing operations	(1,197)	(48,880)
Net cash provided by (used in) discontinued operations	(120)	149,857

Net cash provided by (used in) investing activities	(1,317)	100,977
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	209	3
Payments on borrowings	(3,816)	(74,190)

Net cash used in financing activities	(3,607)	(74,187)
Effect of exchange rate changes on cash and cash equivalents	212	91

Changes in cash and cash equivalents	(29,576)	28,114
Cash and cash equivalents at beginning of period	150,571	144,932

Cash and cash equivalents at end of period	$120,995	$173,046

CASH PAID FOR:
Interest	$984	$958
Income taxes	$1,758	$179

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Consolidation

These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”), with appropriate elimination of intercompany balances and transactions. Beginning in fiscal 2009, the Company’s Packaging Materials segment was renamed Expendable Tools.

On September 29, 2008, the Company completed the sale of its Wire business for gross proceeds of $155.0 million to W.C. Heraeus GmbH (“Heraeus”), a precious metals and technology company based in Hanau, Germany. The financial results of the Wire business have been included in discontinued operations in the consolidated financial statements for all periods presented (see Note 2).

On October 3, 2008, the Company completed the acquisition of substantially all of the assets of Orthodyne Electronics Corporation (“Orthodyne”), a privately held company based in Irvine, California. In connection with the Orthodyne acquisition, the Company issued 7.1 million common shares with an estimated value of $46.2 million and paid $82.6 million in cash subject to further working capital adjustments (see Note 4).

The consolidated financial statements are unaudited with the exception of the September 27, 2008 consolidated balance sheet which was derived from the audited financial statements included in the Company’s Fiscal 2008 Annual Report on Form 10-K.

Fiscal Year

Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth fiscal quarter in each year (the fiscal year) ends on the Saturday closest to September 30th. The fiscal 2008 quarters ended on December 29, 2007, March 29, 2008, June 28, 2008 and September 27, 2008. The fiscal 2009 quarters end on December 27, 2008, March 28, 2009, June 27, 2009 and October 3, 2009. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

Nature of Business

The Company designs, manufactures and markets capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, expendable tools such as those sold by the Company. These downturns and slowdowns have adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of September 27, 2008 and December 27, 2008 consisted primarily of short term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and expendable tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been significant; however, the Company closely monitors its customers’ financial strength to reduce the risk of loss. During the quarter ended December 27, 2008, the Company changed its estimate for customer reserves with respect to the collectibility of certain aged receivables and recorded an additional $1.1 million of bad debt expense.

The Company is also exposed to foreign currency fluctuations that impact the remeasurement of the net monetary assets of those operations whose functional currencies differ from their respective local currencies, most notably in Israel, Singapore and Switzerland. In addition, operations in these countries and in China have exposure related to the translation of their financial statements from their respective functional currencies to the U.S. dollar.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company generally records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted future consumption for equipment, twelve months historical consumption for expendable tools and twenty-four months historical consumption for spare parts. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves for the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than its projections, additional inventory reserves may be required.

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

SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization. Weak conditions in the global economy are affecting the semiconductor industry and as a result are negatively impacting the Company’s Equipment business. As a result, the Company will continue to monitor its long-lived assets for impairment.

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars, however, the functional currency of some of the Company’s subsidiaries is their local currency. For the Company’s subsidiaries that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52, Foreign Currency Translation. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. The Company recorded net foreign currency transaction losses of $1.2 million and gains of $1.6 million for the three months ended December 29, 2007 and December 27, 2008, respectively.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and it has completed its equipment installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. The

Company’s standard terms are Ex Works (the Company’s factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

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

Earnings per Share

Earnings per share (“EPS”) are calculated in accordance with SFAS No. 128, Earnings per Share. Basic EPS include only the weighted average number of common shares outstanding during the period. Diluted EPS include the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards and subordinated convertible notes outstanding during the period, when such instruments are dilutive.

Extinguishment of Debt

In accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64: Amendment of FASB Statement No. 13; and Technical Corrections, and APB No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Items, gains and losses from the extinguishment of debt are included in income (loss) from operations unless the extinguishment is both unusual in nature and infrequent in occurrence, in which case the gain or loss would be presented as an extraordinary item.

Equity-Based Compensation

The Company accounts for equity based compensation under the provisions of SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of SFAS 123R and continues to use a graded vesting method for awards granted prior to the adoption of SFAS 123R.

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

NOTE 2 – DISCONTINUED OPERATIONS

The Company committed to a plan of disposal for its Wire business in fiscal 2008, and on September 29, 2008, completed the sale of certain assets and liabilities associated with its Wire business. Included in discontinued operations for the three months ended December 27, 2008, the Company recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax.

The following table reflects operating results of the Wire business discontinued operations for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Net revenue	$102,718	$—

Income (loss) before tax	$6,529	$(319)
Gain on sale of Wire business before tax	—	23,524

Income from discontinued operations before tax	6,529	23,205
Income tax benefit (expense)	2,800	(478)

Income from discontinued operations, net of tax	$9,329	$22,727

The following table reflects the major classes of assets and liabilities associated with the Company’s Wire business discontinued operations as of September 27, 2008:

(in thousands)	As of September 27, 2008
Accounts receivable, net	$78,573
Inventories, net	48,907
Other current assets	478
Plant, property and equipment, net	3,053
Goodwill	29,684
Other assets	172

Total assets of discontinued operations	160,867
Accounts payable	32,275
Accrued expenses and other current liabilities	2,136
Other liabilities	624

Total liabilities of discontinued operations	35,035

Net assets of discontinued operations	$125,832

The following table reflects cash flows associated with the Company’s discontinued operations for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Cash flows provided by (used in):
Operating activities: Wire business	$(16,671)	$(319)
Operating activities: Test business (sold in fiscal 2006) (1)	(368)	(460)
Investing activities: Wire business	(120)	149,857

Net cash provided by (used in) discontinued operations	$(17,159)	$149,078

(1)	Represents facility-related costs associated with the Company’s former Test operations.

Included within the Company’s Consolidated Balance Sheet are $5.8 million of other current assets and offsetting other current liabilities related to cash collected for accounts receivable on behalf of Heraeus. In addition, the Company owes Heraeus $1.9 million for certain working capital adjustments, and Heraeus owes the Company $0.6 million for certain transition services. These amounts are included in other current liabilities and other receivables, respectively, on the Consolidated Balance Sheet.

NOTE 3 – COST REDUCTION PLAN

Due to deteriorating conditions in the global economy and projected weaker demand for the Company’s products and services, management determined that it was in the best interests of the Company to minimize cash usage and reduce employee compensation costs. On November 12, 2008, the Company committed to a plan to reduce its global workforce by approximately 10% or 240 employees. This workforce reduction did not impact the Company’s Wedge bonder division. In addition, on January 8, 2009, the Company announced non-Wedge bonder employee wage reductions of 10% to 20% except for manufacturing direct labor employees. Direct labor employees will have their work schedules reduced on a factory-by-factory basis according to manufacturing demand levels. Salary reductions will be effective February 2009, subject to local labor regulations outside the U.S., and will continue until business conditions improve.

On January 15, 2009, the Company announced its Wedge bonder employees’ salaries would be reduced by 5% to 15%, except for manufacturing direct labor who will have their work week reduced from 40 hours to 32 hours. In addition, the Company will suspend cash matching contributions to the Wedge bonder employees’ 401(k) retirement income plan. Additionally, on January 15, 2009, the Company terminated 36 Wedge bonder employees.

The following table reflects severance activity during the three months ended December 27, 2008:

(in thousands)	Severance and other benefit payments
Provision for severance as of September 27, 2008	$—
Accrual for estimated severance and benefits (1)	2,586
Payment of severance and benefits	(1,363)

Provision for severance as of December 27, 2008 (2)	$1,223

(1)	Estimated severance and benefits expense is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations. Of the $2.6 million severance expense, $1.6 million is attributable to the Company’s Equipment segment and $1.0 million to the Company’s Expendable Tools segment. Accrual for severance benefits does not include 36 Wedge bonder employees since their terminations occurred subsequent to December 27, 2008.
(2)	Provision for severance is included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet.

NOTE 4 – PURCHASE OF ORTHODYNE

On October 3, 2008, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne pursuant to an Asset Purchase Agreement (the “Agreement”). The purchase price for Orthoydne consisted of approximately 7.1 million common shares with an estimated value of $46.2 million and $82.6 million in cash subject to further working capital adjustments. The purchase price was subject to a post-closing working capital adjustment as set forth in the Agreement. Subject to certain limitations, Orthodyne agreed to indemnify the Company for breaches of Orthodyne’s representations, warranties and covenants. A total of 15% of the purchase price was placed in escrow as partial security for Orthodyne’s indemnification obligations under the Agreement. In addition, the Company agreed to pay Orthodyne up to an additional $40.0 million in cash based upon the gross profit realized by the acquired business over the next three years pursuant to an Earnout Agreement entered into between the Company and Orthodyne on July 31, 2008. The former owners of Orthodyne are currently employed by the Company.

In accordance with SFAS No. 141, Business Combinations, the Company has accounted for the acquisition under the purchase method of accounting. Accordingly, respective balances and the results of operations of Orthodyne, since the acquisition date, have been included in the Company’s interim Consolidated Financial Statements. The Company recorded the Wedge bonder intangible assets at fair market value. The preliminary allocation of the purchase price for this acquisition may change due to working capital adjustments and the Earnout Agreement.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	As of October 3, 2008
Accounts and notes receivable	$22,240
Inventories (1)	24,805
Other current assets	326
Plant, property & equipment	4,264
Wedge bonder intangible assets (see Note 5)	59,600
Other assets	444

Total assets acquired		$111,679
Current liabilities	(5,090)

Total liabilities assumed		(5,090)

Net assets acquired		106,589
Cost of Orthodyne (2)		132,989

Goodwill (see Note 5)		$26,400

(1)	Includes adjustment of $1.8 million to record inventory at market value. As inventory is sold, the Company’s gross profit will reflect this market value adjustment.(2) Consisted of: $82.6 million of cash, 7.1 million common shares with an estimated value of $46.2 million, and capitalized acquisition costs.

The acquisition of Orthoydne occurred at the beginning of the first fiscal quarter 2009; therefore, its results are included in the Company’s Consolidated Statement of Operations for the three months ended December 27, 2008. The following table reflects pro forma unaudited operating results for the Company, assuming the acquisition of Orthodyne had occurred as of the beginning of the period presented and excluding certain pro forma adjustments:

(in thousands, except per share data)	Three months ended December 29, 2007
Unaudited
Net revenues	$154,398
Gross profit	68,391
Income from continuing operations	13,820
Income from continuing operations, net of tax	$9,852

Income per share from continuing operations:
Basic	$0.16
Diluted	$0.15

Weighted average shares outstanding:
Basic	60,381
Diluted	69,542

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill at the end of the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2008 and no impairment charge was required. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below their respective carrying values. No triggering events have occurred during fiscal 2009 that would have the effect of reducing the fair value of goodwill below its carrying value; however, as a result of the continued downturn in market conditions and the general business environment, the Company will continue to review impairment considerations. When conducting its goodwill impairment analysis, the Company calculates its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

The following table reflects goodwill as of September 27, 2008 and December 27, 2008:

	As of
(in thousands)	September 27, 2008	December 27, 2008
Equipment segment—wedge bonder	$—	$20,064
Expendable Tools segment—wedge bonder	—	6,336
Equipment segment—die bonder	2,709	2,709

	$2,709	$29,109

Goodwill related to the Company’s Wire business of $29.7 million as of September 27, 2008 is reflected in non-current assets of discontinued operations (see Note 4).

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships and die bonder trademarks and developed technology.

The following table reflects the intangible asset balances as of September 27, 2008 and December 27, 2008:

	As of		Average original estimated useful lives (in years)
(in thousands)	September 27, 2008	December 27, 2008
Wedge bonder developed technology	$—	$33,200	7.0
Wedge bonder customer relationships	—	19,300	5.0
Wedge bonder trade name	—	4,600	8.0
Wedge bonder other intangible assets	—	2,500	1.9
Accumulated amortization	—	(2,736)

Net wedge bonder (Note 4)	—	56,864

Die bonder trademarks and technology licenses	767	767	4.5
Accumulated amortization	(381)	(444)

Net die bonder	386	323

Net intangible assets	$386	$57,187

The following table reflects estimated annual amortization expense related to intangible assets as of December 27, 2008:

(in thousands)
2009 (remaining for fiscal year)	$8,319
2010	9,655
2011	9,646
2012	9,178
2013	9,178
2014-2016	11,211

$57,187

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss) for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Net income (1)	$16,362	$4,484

Gain (loss) from foreign currency translation adjustments	896	(1,295)
Unrealized gain (loss) on investments, net of taxes	(8)	—
Unrecognized actuarial net gain (loss), Switzerland pension plan	158	285

Other comprehensive income (loss)	$1,046	$(1,010)

Comprehensive income	$17,408	$3,474

(1)	Includes continuing and discontinued operations.

The following table reflects accumulated other comprehensive income (loss) reflected on the Consolidated Balance Sheets as of September 27, 2008 and December 27, 2008:

	As of
(in thousands)	September 27, 2008	December 27, 2008
Gain (loss) from foreign currency translation adjustments	$897	$(398)
Unrealized loss on investments, net of taxes	(16)	(16)
Unrecognized actuarial net gain, net of taxes	1,328	1,613

Accumulated other comprehensive income	$2,209	$1,199

NOTE 7 – BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts:

	As of
(in thousands)	September 27, 2008	December 27, 2008
Cash, cash equivalents, restricted cash and short-term investments:
Cash, money market bank deposits and other cash equivalents	$144,932	$173,046
Restricted cash (1)	35,000	—
Short-term investments	6,149	1,999

	$186,081	$175,045

Accounts and notes receivable, net:
Customer accounts receivable	$57,997	$42,320
Receivable with Heraeus for transition services	—	640
Other accounts receivable	22	270

	58,019	43,230
Allowance for doubtful accounts (2)	(1,376)	(2,597)

	$56,643	$40,633

Inventories, net (3):
Raw materials and supplies	$18,708	$45,958
Work in process	8,328	11,330
Finished goods	6,697	7,005

	33,733	64,293
Inventory reserves	(6,497)	(12,245)

	$27,236	$52,048

Prepaid expenses and other current assets:
Cash collected on behalf of Heraeus (4)	$—	$5,813
Other	18,729	11,952

	$18,729	$17,765

Property, plant and equipment, net (3):
Land	$2,735	$2,735
Buildings and building improvements	14,361	14,361
Leasehold improvements	9,560	10,808
Data processing and hardware equipment and software	17,243	21,478
Machinery and equipment	42,571	44,283

	86,470	93,665
Accumulated depreciation	(49,570)	(52,383)

	$36,900	$41,282

	As of
(in thousands)	September 27, 2008	December 27, 2008
Accrued expenses and other current liabilities:
Wages and benefits	$9,195	$8,278
Cash collected on behalf of Heraeus (4)	—	5,813
Severance (5)	1,530	2,291
Inventory purchase commitment accruals	2,663	2,189
Professional fees and services	1,610	2,020
Short-term facility accrual related to discontinued operations (Test) (6)	1,403	1,944
Payable to Heraeus (7)	—	1,928
Customer advances	1,543	1,714
Deferred rent	1,264	1,282
Other (8)	8,047	10,771

	$27,255	$38,230

Other liabilities:
Long-term facility accrual related to discontinued operations (Test) (6)	$2,544	$4,180
Post employment foreign severance obligations	3,291	2,614
Switzerland pension plan obligation	2,500	2,299
Long-term income taxes payable (see Note 11)	26,691	1,983
Operating lease retirement obligations	1,822	1,550
Other	932	1,124

	$37,780	$13,750

(1)	As of September 27, 2008, the Company’s restricted cash was used to support its gold financing arrangement, which was terminated upon the sale of the Wire business.
(2)	Increase due to change in estimate for accounts receivable reserve calculation.
(3)	Inventory and property, plant and equipment increased from September 27, 2008 to December 27, 2008 primarily due to the acquisition of Orthodyne.
(4)	As of December 27, 2008, the Company received collections on accounts receivable on behalf of Heraeus, related to the Company’s former Wire business, which were remitted to them after quarter-end.
(5)	Total severance payable within the next twelve month and includes severance plan discussed in Note 3.
(6)	Liabilities increased due to change in assumptions for closed Test facilities.
(7)	Amounts owed to Heraeus for working capital adjustments.
(8)	Includes $0.9 million owed to Orthodyne for working capital adjustments.

NOTE 8 – DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of September 27, 2008 and December 27, 2008:

				(in thousands)
				As of
Rate	Payment Dates of each year	Conversion Price	Maturity Date	September 27, 2008	December 27, 2008
0.500%	May 30 and November 30	$20.33	Matured November 30, 2008	$72,412	$—
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	62,000
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000

				$247,412	$172,000

The following table reflects amortization expense related to issue costs from the Company’s Subordinated Convertible Notes for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Amortization expense related to issue costs	$378	$289

The following table reflects the Company’s open market purchases of its Convertible Subordinated Notes for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
0.5% Convertible Subordinated Notes (1):
Face value purchased	$4,000	$43,050
Net cash	3,830	42,838
Deferred financing costs	—	18

Recognized gain, net of deferred financing costs	170	194

1.0% Convertible Subordinated Notes:
Face value purchased	$—	$3,000
Net cash	—	1,990
Deferred financing costs	—	25

Recognized gain, net of deferred financing costs	—	985

Gain on early extinguishment of debt	$170	$1,179

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.

Subsequent to December 27, 2008, the Company announced a tender offer to repurchase for cash its outstanding 1.0% Convertible Subordinated Notes with a face value of $62.0 million. The Company is offering to purchase the 1.0% Convertible Subordinated Notes at a price of $720 for each $1,000 of principal amount of Notes tendered, plus accrued and unpaid interest. The tender offer will expire at 12:00 midnight New York City time on February 9, 2009 unless extended or earlier terminated by the Company. The Company cannot estimate the amount of Notes which may be repurchased; however, the maximum cash expenditure would be $44.6 million if the Notes are repurchased at $720 per $1,000 face.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common stock

On October 3, 2008, in connection with the acquisition of Orthodyne, the Company issued approximately 7.1 million shares of its common stock valued at $46.2 million and filed with the Securities and Exchange Commission a registration statement covering the sale of those common shares by the former owners of Orthodyne on October 28, 2008. This registration statement became effective on November 3, 2008 (see Note 4).

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three months ended December 29, 2007 and December 27, 2008.

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Number of common shares	34	95
Fair value based upon market price at date of distribution	$257	$204

Equity-Based Compensation

As of December 27, 2008, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”) under which stock options, share awards or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. In general, stock options and time-based restricted stock awarded to employees vest annually over a three year period. Performance-based restricted stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met. In accordance with the Plans, non-employee directors were granted common stock during the three months ended December 27, 2008.

The following table reflects stock options, restricted stock and common stock granted during the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(number of shares in thousands)	December 29, 2007	December 27, 2008
Performance-based restricted stock	536	401
Time-based restricted stock	—	780
Stock options	923	139
Common stock	20	41

Equity-based compensation in shares	1,479	1,361

The following table summarizes equity-based compensation expense (reversal of expense), by type of award, included in the Consolidated Statements of Operations during the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Performance-based restricted stock	$320	$(1,563)
Time-based restricted stock	—	202
Stock options	1,744	509
Common stock	180	180

Equity-based compensation expense	$2,244	$(672)

During the three months ended December 27, 2008, conditions in the global economy deteriorated and as a result, the Company expects demand for its products to remain weak during fiscal 2009. Accordingly, attainment of estimated objectives related to performance-based restricted stock granted during fiscal 2007 and 2008, and the corresponding equity-compensation expense, was lower during the three months ended December 27, 2008 as compared to prior periods.

The following table reflects total equity-based compensation expense (reversal of expense), which includes stock options, restricted stock and common stock, included in the Consolidated Statements of Operations during the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Cost of sales	$67	$(29)
Selling, general and administrative	1,470	(667)
Research and development	707	24

Equity-based compensation expense	$2,244	$(672)

The following table summarizes the unrecognized equity-based compensation expense, by type of award:

	As of		Average remaining contractual life in years
(in thousands)	December 29, 2007	December 27, 2008
Performance-based restricted stock	$3,774	$552	2.4
Time-based restricted stock	—	2,219	2.3
Stock options	5,962	2,721	1.7

Unrecognized equity-based compensation expense	$9,736	$5,492

NOTE 10 – EMPLOYEE BENEFIT PLANS

U.S. Pension Plan

In February 2007, the Company’s Board of Directors approved the termination of the Company’s non-contributory defined benefit pension plan (the “U.S. pension plan”). Participant benefits were not adversely impacted by this termination, and in July 2007, the Company made a $1.9 million cash contribution to fully fund the U.S. pension plan. The U.S. pension plan subsequently purchased a group annuity contract on a revocable basis, pending approval of the proposed plan termination by the Pension Benefit Guaranty Corporation (“PBGC”) and issuance of a favorable determination letter by the Internal Revenue Service (“IRS”). The PBGC review period expired and on March 26, 2008, the Company received a favorable determination letter from the IRS. Accordingly, during fiscal 2008, the group annuity contract became irrevocable, a termination of the U.S. pension plan occurred, and the Company recognized one-time non-cash expense of $9.2 million, offset by a $3.5 million tax benefit, associated with recognizing unamortized actuarial losses.

There was no net periodic pension expense for the three months ending December 27, 2008 as the U.S. pension plan was terminated, and the following table reflects net periodic pension expense for the three months ended December 29, 2007.

(in thousands)	Three months ended December 29, 2007
Interest expense	$351
Amortization of net loss	158
Expected return on plan assets	(351)

Net periodic pension expense	$158

Other U.S. Plan

The Company has a 401(k) retirement income plan for non-Wedge bonder employees. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The Company’s contributions under this 401(k) retirement income plan totaled $0.3 million and $0.2 million during the three months ended December 29, 2007 and December 27, 2008 respectively, and were satisfied by contributions of shares of Company common stock, valued at the market price on the date of the matching contribution.

In addition, the Company made cash matching contributions of $0.1 million to its Wedge bonder employees’ 401(k) retirement income plan during the three months ended December 27, 2008. Effective February 2009, to minimize cash usage during the current economic downturn, the Company suspended cash matching contributions to its Wedge bonder employees’ 401(k) retirement income plan.

Switzerland Pension Plan

Per Switzerland regulations, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. This Switzerland pension plan has been funded to the legal requirement, and the Company is current in all required pension contributions. However, in accordance with U.S. generally accepted accounting principles of pension accounting, even though the Switzerland pension plan is fully funded for local statutory purposes, the Switzerland pension plan must be treated as an under-funded defined benefit plan for U.S. reporting, since the fair value of the plan’s assets is less than the plan’s projected benefit obligation.

The following table reflects the Switzerland net periodic pension expense for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Service cost	$192	$171
Interest expense	84	96
Expected return on plan assets	(93)	(92)
Amortization of net (gain)		(12)

Net periodic pension expense	$183	$163

NOTE 11 – INCOME TAXES

The following table reflects the total provision (benefit) for income taxes and the effective tax rate from continuing operations for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Income (loss) from continuing operations before taxes	$11,802	$(30,125)
Provision (benefit) for income taxes	4,769	(11,882)

Income (loss) from continuing operations	$7,033	$(18,243)

Effective tax rate	40.4%	39.4%

For the three months ended December 27, 2008, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: increases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in liabilities for unrecognized tax benefits as discussed further below.

For the three months ended December 29, 2007, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, various permanent items, increases in deferred taxes for unremitted earnings and increase in tax reserves.

In October 2007, the tax authority in Israel issued the Company a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations). The Company provided a non-current income tax liability for uncertain tax positions on its Consolidated Balance Sheet as of September 27, 2008 related to this assessment, as required under FIN 48. On December 24, 2008, the Company, through its Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest. The settlement was paid during the Company’s second fiscal quarter. As a result of the Israel tax settlement, the Company recognized a $12.1 million benefit from income taxes during the three months ended December 27, 2008. The $12.1 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $12.5 million for which the matter was settled. The entire amount of the reversal impacted the Company’s effective tax rate as indicated above.

NOTE 12 – SEGMENT INFORMATION

Fiscal 2009 segment information includes the Company’s newly acquired Wedge bonder business, which is included within both the Equipment and Expendable Tools segments. The following table reflects selected segment information for the three months ended December 29, 2007 and December 27, 2008 and as of September 27, 2008 and December 27, 2008:

(in thousands)	Equipment Segment	Expendable Tools Segment	Consolidated
Three months ended December 29, 2007:
Net revenue	$107,458	$16,074	$123,532
Cost of sales	65,793	7,121	72,914

Gross profit	41,665	8,953	50,618
Operating expenses	33,274	6,409	39,683

Income from continuing operations	$8,391	$2,544	$10,935

	Equipment Segment	Expendable Tools Segment	Consolidated
Three months ended December 27, 2008:
Net revenue	$23,659	$13,757	$37,416
Cost of sales	16,657	6,831	23,488

Gross profit	7,002	6,926	13,928
Operating expenses	38,733	6,519	45,252

Income (loss) from continuing operations	$(31,731)	$407	$(31,324)

(in thousands)	Equipment Segment	Expendable Tools Segment	Consolidated
Segment Assets as of September 27, 2008	$215,953	$120,317	$336,270

Segment Assets as of December 27, 2008	$329,708	$90,331	$420,039

NOTE 13 – EARNINGS PER SHARE

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

The following table reflects after-tax interest expense related to the Company’s 0.5% and 1.0% Convertible Subordinated Notes which was added to income from continuing operations to determine diluted EPS:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Income (loss) from continuing operations	$7,033	$(18,243)
After-tax interest expense	256	— (1)

	$7,289	$(18,243)

(1)	Due to the Company’s loss from continuing operations for the period, conversion of Convertible Subordinated Notes and the related after-tax interest expense was not assumed since the effect would have been anti-dilutive.

The following table reconciles the Basic weighted average shares outstanding to Diluted weighted average shares outstanding for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Weighted average shares outstanding - Basic	53,264	60,451

Stock options	376	—	(2)
Performance-based restricted stock	49	—	(2)
0.50 % Convertible Subordinated Notes	3,674	—	(2)
1.00 % Convertible Subordinated Notes	5,062	—	(2)
0.875 % Convertible Subordinated Notes	n/a	—	(2)

Total potentially dilutive securities	9,161	—

Weighted average shares outstanding - Diluted	62,425	60,451

(2)	Due to the Company’s loss from continuing operations for the period, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

Diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes since the 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares because the conversion option was not “in the money” as of December 27, 2008.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Potentially dilutive shares related to:
Stock options	5,157	6,922
Performance-based and time-based restricted stock	—	—
Convertible Subordinated Notes	—	6,363

	5,157	13,285

NOTE 14 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

The following table reflects guarantees under standby letters of credit as of December 27, 2008:

Nature of guarantee	Term of guarantee	(in thousands) Maximum obligation under guarantee
Security for payment of employee health benefits	Expires October 2009	$38
Security for payment of employee worker compensation benefits	Expires October 2009	95
Security for customs bond	Expires July 2009	100

		$233

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

The following table reflects product warranties included in accrued expenses for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Reserve for product warranty, beginning of period	$1,975	$918
Provision for product warranty	562	684
Product warranty costs paid	(783)	(820)

Reserve for product warranty, end of period	$1,754	$782

Concentrations

The following table reflects significant customer concentrations for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
	December 29, 2007	December 27, 2008
Customer net revenue as a percentage of Net Revenue
Advanced Semiconductor Engineering	19.3%	—

Customer accounts receivable as a percentage of Total Accounts Receivable
First Technology China Limited	—	14.4%
Amkor Technology Inc.	10.3%	—
Haoseng	9.5%	—

NOTE 15 – RELATED PARTY TRANSACTIONS

In connection with the Company’s acquisition of Orthodyne, Kulicke and Soffa Wedge Bonding, Inc., a subsidiary of the Company, entered into a lease agreement with Orthodyne, a more than 5% stockholder of the Company, for certain real property owned by Orthodyne. The lease agreement dated as of October 3, 2008, has a five-year term with a five-year renewal option. Rent is $124,369 per month in the first year and increases 3.0% per year thereafter. If exercised, rent during the renewal term will be at fair market value. The Company is guaranteeing the obligations of its subsidiary under the lease agreement.

NOTE 16 – SUBSEQUENT EVENT

Subsequent to December 27, 2008, the Company announced a tender offer to repurchase for cash its outstanding 1.0% Convertible Subordinated Notes with a face value of $62.0 million. The Company is offering to purchase the 1.0% Convertible Subordinated Notes at a price of $720 for each $1,000 of principal amount of Notes tendered, plus accrued and unpaid interest. The tender offer will expire at 12:00 midnight New York City time on February 9, 2009 unless extended or earlier terminated by the Company. The Company cannot estimate the amount of Notes which may be repurchased; however, the maximum cash expenditure would be $44.6 million if the Notes are repurchased at $720 per $1,000 face.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows and liquidity, profitability, gross margins, product prices, and benefits expected as a result of (among other factors):

•	projected demand in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor expendable tools; and

•	projected demand for ball, wedge and die bonder equipment.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 27, 2008 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.

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

OVERVIEW

Unless otherwise indicated, amounts provided throughout this Form 10-Q relate to continuing operations only and accordingly do not include amounts attributable to our Wire business, which was sold on September 29, 2008. Beginning in fiscal 2009, our Packaging Materials segment was renamed Expendable Tools.

Kulicke and Soffa Industries, Inc. (the “Company” or “K&S”) designs, manufactures and markets capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. Our customers primarily consist of Integrated Device Manufacturers (“IDM”) and subcontractor assembly facilities. According to VLSI Research, Inc. (“VLSI”), we are currently the world’s leading supplier of semiconductor ball bonder and wedge bonder assembly equipment.

Our goal is to be the technology leader and the lowest cost supplier in our main business segments which are:

•	equipment, and;

•	expendable tools.

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

During our first fiscal quarter of 2009, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne Electronics Corporation (“Orthodyne”), a privately held company based in Irvine, California. Orthodyne is the leading supplier of both wedge bonders and wedges (the consumable product used in wedge bonding) for the power management and hybrid module markets. In connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value of $46.2 million and paid $82.6 million in cash subject to further working capital adjustments. As a result, goodwill of $26.4 million was recorded related to our acquisition of Orthodyne. A total of 15% of the purchase price was deposited into a third-party escrow account as partial security for Orthodyne’s indemnification obligations under the asset purchase agreement. In addition we agreed to pay up to an additional $40.0 million in cash, if certain significant objectives related to gross profit are met by the Orthodyne business over the next three years.

In addition, during our first fiscal quarter of 2009, we completed the sale of our Wire business for gross proceeds of $155.0 million to W.C. Heraeus GmbH (“Heraeus”), a precious metals and technology company based in Hanau, Germany. The working capital requirements of our Wire business had become significant in recent years and we believe could no longer be justified. As a result of the sale of the Wire business, we improved our working capital position. Our Wire business had been previously reported within our Packaging Materials (renamed Expandable Tools) segment, but is now reported as discontinued operations. The gain on the sale of our Wire business was $22.7 million, net of tax. We continue to have a strategic technical alliance with Heraeus in the development of wire bonding solutions.

We believe the Orthodyne acquisition will benefit us strategically by providing deeper penetration into the discrete side of the semiconductor market, and in the attractive power management and hybrid module markets. We expect wedge bonding will benefit from increased focus on energy efficient solutions in the years ahead, and that Orthodyne’s market leading position in this area will allow us to address a larger Total Available Market. We now offer a broad suite of interconnect technologies for a variety of semiconductor packaging applications, and we believe the acquisition of Orthodyne will enhance our position as the leading supplier of interconnect solutions. We believe that on a combined basis, the sale of our Wire business and the purchase of Orthodyne will provide us with both the financial resources and technical focus necessary to pursue growth opportunities in other areas of our business.

Global economic conditions affect demand for semiconductor capital equipment and packaging systems, and accordingly, our business and financial performance. During the three months ended December 27, 2008, the declining global economy has resulted in the following:

•	A headcount reduction, cancellation of annual salary increases scheduled for January 1, 2009, and effective February 2009, reduction in employee wages by 5% to 20% based upon salary level;

•	Suspension of cash matching contributions to our Wedge bonder employees’ 401(k) retirement income plan;

•	The establishment of an additional liability related to contractual commitments for former Test facilities;

•	The establishment of additional inventory reserves related to expired and obsolete inventory, and;

•	A decrease of estimated percentage attainment for fiscal 2007 and 2008 performance-based restricted stock.

We will continue to seek ways to maintain the strength of our balance sheet, as in today’s uncertain economy, a strong cash position will allow us to maintain our research and development programs as well as finance our operations. The previously announced headcount and wage reductions, in addition to future actions, will allow us to minimize our cash usage during this economic downturn.

Products and Services

We offer a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three months ended December 29, 2007 and December 27, 2008, respectively:

	Three months ended
	December 29, 2007		December 27, 2008
	Net Revenues	% of total net revenue	Net Revenues	% of total net revenue
Equipment	$107,458	87.0%	$23,659	63.2%
Expendable Tools	16,074	13.0%	13,757	36.8%

	$123,532	100.0%	$37,416	100.0%

Our equipment business is cyclical, highly volatile and dependent on semiconductor manufacturers’ expectation of capacity requirements for future integrated circuit (“IC”) demand, as well as their demand for new semiconductor manufacturing technologies. Accordingly, our business is affected by the deteriorating conditions in the global economy which currently is having an effect on the semiconductor industry. The current industry forecasts from VLSI indicate that IC unit forecasts will decline approximately 9% in calendar 2009. Calendar 2009 will be the first year on year IC unit reduction since 2001.

The equipment business volatility is further influenced by the relative mix of IDM and subcontractor customers in any period, since subcontractors tend to purchase larger volumes in less predictable patterns. Variance in the mix of sales to IDMs and subcontractors can also affect our average selling price due to differences in volume purchases and different machine configurations required by each type of customer.

Expendable Tools sales tend to be less volatile than equipment sales as these products represent consumable purchases for our customers and volumes follow the overall trend of total semiconductor interconnect unit production.

For the quarter ending March 28, 2009, we expect net revenue to be approximately $30.0 million; however, accurate forecasting in the current business environment is extremely difficult and there can be no assurances regarding levels of demand for our products. Additionally, we believe historical industry-wide volatility will persist.

Equipment

We manufacture and market a line of ball bonders and die bonders which are sold to many of the same customers. With the acquisition of Orthodyne, we now also offer a broad line of wedge bonders. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Ball bonders are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Die bonders are used to attach a die to the package which will house the semiconductor device. Wedge bonders use wire or ribbon bonds to attach high-current-capacity aluminum wire to power semiconductors in discrete power devices or in modules, such as inverters for hybrid cars.

Copper wire bonding continues to gain market interest as an alternative to gold wire bonding as customers seek ways to reduce the cost of the wire bonding process. We believe that for copper to become a viable alternative to gold, a solution spanning all manufacturing materials and processes, not just those involved in wire bonding, will be needed. Accordingly, we launched a copper wire bonding initiative with the goal of working with our customers and partners to find an integrated solution from the front-end through the back-end of the IC manufacturing process. Currently, copper ball bonders represent a small but growing packaging technology, and we believe gold ball bonding will continue to be the dominant interconnect platform.

We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. Our principal products include:

Ball Bonders

Automatic ball bonders represent a significant portion of our semiconductor equipment business. As part of our competitive strategy, we seek to continually improve our models and periodically introduce new or improved models of our ball bonders. Each new or improved model is designed to increase both productivity and process capability compared to the predecessor model.

•

In March 2008, we introduced the Power Series IConnPS ball bonder, which replaced our Maxum Ultra ball bonder and improves IC inter-connect performance with expanded technology that addresses advanced packaging requirements, copper wire bonding, and ultra fine pitch capability. Sales of the IConn began in the quarter ended June 28, 2008.

•

In July 2008, the new ConnXPS ball bonder replaced our Maxum Elite ball bonder. The ConnXPS is engineered to provide optimal manufacturing capabilities for the lower pin count IC market and the rapidly growing LED market. Sales of the ConnX began during the first quarter of fiscal 2009.

The improvement in productivity and reliability represented by the Power Series translates into lower cost of ownership for our customers, and gives us a competitive advantage. In 2008, the IConnPS machine won the Advanced Packaging magazine award for top new product in its class, the second time in three years a K&S product received this recognition.

Die Bonders

We utilize the same competitive strategy for our die bonders as we use for our ball bonder business, including developing new models which improve the productivity and capability of the die bonders as well as increases the size of the served available market for our products.

We are currently in the later development stages of the next addition to the Power Series—our next generation, die bonder machine, code named “Discovery”. Discovery will allow us to compete aggressively in the growing advanced packaging /stacked die market space. An alpha evaluation of Discovery took place during July 2008, and the initial customer feedback has been very positive. We anticipate launching this machine in the second quarter of calendar 2009.

Wedge Bonders

As a result of our acquisition of Orthodyne, we are now the leaders in the design and manufacture of wedge bonders for the power semiconductor, automotive power module, and sensor markets. Wedge bonders use wire or ribbon bonds to attach high-current-capacity aluminum wire to power semiconductors in discrete power devices or in modules, such as inverters for hybrid cars. Wedge bonds also attach large-diameter wire to semiconductors when packaging or reliability constraints do not allow the use of ball bonds.

We have a broad portfolio of wedge bonding products which includes:

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

•

The PowerRibbon™ which is a leading-edge interconnect for power packages. The PowerRibbon™ uses a flat ribbon, rather than a round wire, and is continuing to gain market acceptance. PowerRibbon™ is available to our customers as a retrofit kit for existing wedge bonders, or supplied to them on new wedge bonder equipment. Further extension of our PowerRibbon™ range towards both larger and smaller sizes is expected to continue throughout 2009.

Expendable Tools

We offer a variety of expendable tools developed for a broad range of semiconductor packaging applications, such as:

•

Capillaries—capillaries are ceramic bonding tools through which wire is threaded. The capillary’s predefined dimension and design allows for precise control of the bonding process responses, such as the bonded ball diameter and height.

•

Wedge tools—wedge bonders use wedge tools to guide the wire, transfer energy for bonding, and form the loop in the wire. Wedge tools are used with both ribbon and wire. We offer wedge tools for both our traditional K&S customers as well as our Wedge bonder customers.

•	Clamp tooling—holds the lead frame securely in place during the bonding process and are typically custom-designed to meet individual customer needs.

•	Wafer saw blades—cut silicon wafers into individual semiconductor die.

Through our Orthodyne acquisition, we are well positioned to benefit from future synergies with our existing Expendable Tools business and now offer the following additional expendable tools:

•	Precision wire guides—guide the wire during the loop formation.

•	Cutter blades—cut larger diameter of wire after the bonding process is complete and allow the process to be repeated.

•	Clamp tooling products—securely hold the lead frame in place during the bonding process, and are typically custom-designed to meet individual customer needs.

RESULTS OF OPERATIONS

Net Revenue

Our customers are primarily located in or have operations in the Asia/Pacific region. Approximately 97.7% and 92.5% of our net revenue for the three months ended December 29, 2007 and December 27, 2008, respectively, was to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.

The following table reflects net revenue by business segment for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008	$ Change	% Change
Equipment	$107,458	$23,659	$(83,799)	-78.0%
Expendable Tools	16,074	13,757	(2,317)	-14.4%

	$123,532	$37,416	$(86,116)	-69.7%

Equipment

The following table reflects the components of Equipment net revenue change between the three months ended December 29, 2007 and December 27, 2008:

	December 29, 2007 vs. December 27, 2008
(in thousands)	Price	Volume	Orthodyne	$ Change
Equipment	$322	$(91,397)	$7,276	$(83,799)

For the three months ended December 27, 2008, lower Equipment net revenue was primarily due to a 94.9% decrease in volume for ball bonders and 50.0% decrease in volume for die bonders. As overall consumer demand for electronic equipment has declined, so has the factory expansion of our subcontractor and IDM customers, accordingly demand for semiconductor capital equipment has decreased. As a result, volume has declined for our Equipment segment. The volume decrease was partially offset by net revenue from our newly acquired Wedge bonder business. The higher volume for the quarter ended December 29, 2007 was driven by increased demand from the graphic and communications market of which we sold a high mix of machines to subcontractors. The small increase in price is due to customer mix for our die bonders as well as both product and customer mix for our ball bonders. We received higher pricing from our Power Series IConn ball bonders, which were primarily sold in the quarter ended December 27, 2008, since these machines are earlier in their product life cycle than our Maxum Ultra ball bonders which were primarily sold in the quarter ended December 29, 2007. Prices were also higher due to a higher mix to our IDM customers than our subcontractor customers in the quarter ended December 27, 2008 as selling prices to our subcontractor customers are lower due to higher volume purchases.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three months ended December 29, 2007 and December 27, 2008:

	December 29, 2007 vs. December 27, 2008
(in thousands)	Price	Volume	Orthodyne	$ Change
Expendable Tools	$(154)	$(6,613)	$4,450	$(2,317)

Expendable Tools net revenue for the three months ended December 27, 2008 was lower primarily due to volume decreases in both our Tools and Blades businesses. Our Expendable Tools products are consumables used for the connections of IC units. As overall consumer demand for electronic equipment has declined, so has the demand for IC units. As a result, volume has declined for our Expendable Tools segment. Tools volumes decreased 41.7%, while Blades volumes decreased 37.5%; however, market share was maintained in both of these businesses. The volume decrease was offset to a great extent by net revenue from our newly acquired Wedge bonder Tools business. Tools average selling prices decreased 3.0% due to normal price erosion as well as change in customer mix. This was slightly offset by a 6.5% increase in Blades average selling prices due to a change in product mix.

Gross Profit

The following table reflects gross profit by business segment for the three months ended December 29, 2007 and December 27, 2008:

(dollar amounts in thousands)	Three months ended		$ Change	% Change
	December 29, 2007	December 27, 2008
Equipment	$41,665	$7,002	$(34,663)	-83.2%
Expendable Tools	8,953	6,926	(2,027)	-22.6%

Total	$50,618	$13,928	$(36,690)	-72.5%

Gross proft as a percentage of net revenue	41.0%	37.2%

The following table reflects gross profit as a percentage of net revenue by business segment:

	Three months ended		Percentage Point Change
	December 29, 2007	December 27, 2008
Equipment	38.8%	29.5%	-9.3%
Expendable Tools	55.7%	50.6%	-5.1%
Total	41.0%	37.2%	-3.8%

Equipment

The following table reflects the components of Equipment gross profit change between the three months ended December 29, 2007 and December 27, 2008:

	December 29, 2007 vs. December 27, 2008
(in thousands)	Price	Cost	Volume	Orthodyne	$ Change
Equipment	$322	$348	$(36,918)	$1,585	$(34,663)

For the three months ended December 27, 2008, gross profit declined sharply mainly due to decreases in volume for ball bonders and die bonders. These volume declines are mainly due to deterioration in global demand for assembly equipment due to the global economic crisis. As overall consumer demand for electronic equipment has declined, so has the factory expansion of our subcontractor and IDM customers, accordingly demand for semiconductor capital equipment has decreased. As a result, volume has declined for our Equipment segment. The decrease in gross profit was partially offset by gross profit from our newly acquired Wedge bonder business. The decrease in gross profit is primarily due to fixed manufacturing costs that could not be absorbed by our lower volumes, and higher inventory excess and obsolescence expenses related to our die bonders and specialty ball bonders during first quarter fiscal 2008.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three months ended December 29, 2007 and December 27, 2008:

	December 29, 2007 vs. December 27, 2008
(in thousands)	Price	Cost	Volume	Orthodyne	$ Change
Expendable Tools	$(154)	$(1,069)	$(3,698)	$2,894	$(2,027)

For the three months ended December 27, 2008, Expendable Tools gross profit decreased mainly due to lower volume in both our Tools and Blades businesses as the global economic crisis caused a fall in the demand for Expendable Tools. Our Expendable Tools products are consumables used for the connections of IC units. As overall consumer demand for electronic equipment has declined, so has the demand for IC units. As a result, volume has declined for our Expendable Tools segment. Tools volume decreased 41.7%, while Blades volume decreased 37.5%; however, market share was maintained in both of these businesses. The volume decrease for Tools and Blades was offset significantly by net revenue from our newly acquired Wedge bonder Tools business. The increase in cost was primarily due to fixed manufacturing costs not being fully absorbed by the lower volumes.

Operating Expenses

The following table reflects operating expenses during the three months ended December 29, 2007 and December 27, 2008:

	Three months ended		$ Change	% Change
(dollar amounts in thousands)	December 29, 2007	December 27, 2008
Selling, general and administrative	$25,151	$29,852	$4,701	18.7%
Research and development	14,532	15,400	868	6.0%

Total	$39,683	$45,252	$5,569	14.0%

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended		% Change
	December 29, 2007	December 27, 2008
Selling, general and administrative	20.4%	79.8%	59.4%
Research and development	11.8%	41.2%	29.4%

Total	32.1%	120.9%	88.8%

Selling, general and administrative (“SG&A”)

SG&A increased during the three months ended December 27, 2008 as compared to the same period a year ago primarily due to the following:

•	$7.3 million of expense related to our newly acquired Wedge bonder business of which $2.7 million relates to amortization of Wedge bonder intangible assets;

•	$2.6 million of severance expense related to a November 2008 headcount reduction;

•	$2.6 million expense related to contractual commitments for former Test facilities, and;

•	$2.2 million of legal expense.

These increases in SG&A were partially offset by the following:

•	Lower selling, service and marketing expenses of $3.0 million primarily due to our commissions on lower sales, reduced headcount-related costs and lower travel expenses;

•	Improved foreign currency transaction gains of $2.8 million;

•	Lower incentive compensation expense of $2.1 million since no incentive is paid in periods with a net loss;

•	Lower equity compensation expense of $1.6 million due to a decrease of estimated percentage attainment for fiscal 2007 and 2008 performance-based restricted stock, and;

•	Lower equity compensation expense of $1.3 million due to a lower number of stock options and restricted stock granted during the current quarter.

Research and development (“R&D”)

R&D increased during the three months ended December 27, 2008 as compared to the same period a year ago primarily due to higher expenses of $2.8 million related to our newly acquired Wedge bonder business partially offset by lower current period costs related to the development of our ball bonders.

Income (Loss) from Continuing Operations

The following table reflects business segment income (loss) from continuing operations for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(dollar amounts in thousands)	December 29, 2007	% of net revenue	December 27, 2008	% of net revenue
Equipment	$8,391	7.8%	$(31,731)	-134.1%
Expendable Tools	2,544	15.8%	407	3.0%

Total	$10,935	8.9%	$(31,324)	-83.7%

Equipment

For the three months ended December 27, 2008, loss from operations for our Equipment segment was $30.5 million compared to income of $8.4 million for the three months ended December 29, 2007. The unfavorable comparison was primarily the result of lower sales volume reflecting a decline in global demand for assembly equipment due to the global economic crisis. As overall consumer demand for electronic equipment has declined, so has the factory expansion of our subcontractor and IDM customers, accordingly demand for semiconductor capital equipment has decreased. As a result, volume has declined for our Equipment segment.

Expendable Tools

For the three months ended December 27, 2008, income from operations for our Expendable Tools segment decreased primarily due to lower volume in both our Tools and Blades businesses as the global economic has declined and caused a fall in the demand for Expendable Tools. Our Expendable Tools products are consumables used for the connections of IC units. As overall consumer demand for electronic equipment has declined, so has the demand for IC units. As a result, volume has declined for our Expendable Tools segment.

Gain on Extinguishment of Debt

The following table reflects open market purchases of our Convertible Subordinated Notes for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
0.5% Convertible Subordinated Notes (1):
Face value purchased	$4,000	$43,050
Net cash	3,830	42,838
Deferred financing costs	—	18

Recognized gain, net of deferred financing costs	170	194

1.0% Convertible Subordinated Notes:
Face value purchased	$—	$3,000
Net cash	—	1,990
Deferred financing costs	—	25

Recognized gain, net of deferred financing costs	—	985

Gain on early extinguishment of debt	$170	$1,179

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.

Interest Income and Expense

The following table reflects interest income and interest expense for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended		$ Change	% Change
(dollar amounts in thousands)	December 29, 2007	December 27, 2008
Interest income	$1,569	$754	$(815)	-51.9%
Interest expense	(872)	(734)	138	-15.8%

The decline in interest income from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 was due to lower rates of return on invested cash balances. The decrease in interest expense during the three months ended December 27, 2008 was attributable to the retirement and redemption of our 0.5% Convertible Subordinated Notes and retirement of $3.0 million (face value) of our 1.0% Convertible Subordinated Notes.

Provision for Income Taxes

The following table reflects the provision (benefit) for income taxes and the effective tax rate from continuing operations for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Income (loss) from continuing operations before taxes	$11,802	$(30,125)
Provision (benefit) for income taxes	4,769	(11,882)

Income (loss) from continuing operations	$7,033	$(18,243)

Effective tax rate	40.4%	39.4%

For the three months ended December 27, 2008, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: increases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in liabilities for unrecognized tax benefits as discussed further below.

For the three months ended December 29, 2007, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, various permanent items, increases in deferred taxes for unremitted earnings and increase in tax reserves.

In October 2007, the tax authority in Israel issued us a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations. We provided a non-current income tax liability for uncertain tax positions on our Consolidated Balance Sheet as of September 27, 2008 related to this assessment, as required under FIN 48. On December 24, 2008, we, through our Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest. The settlement was paid during our second fiscal quarter. As a result of the Israel tax settlement, we recognized a $12.1 million benefit from income taxes during the three months ended December 27, 2008. The $12.1 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $12.5 million for which the matter was settled. The entire amount of the reversal impacted our effective tax rate as indicated above.

Income from Discontinued Operations, net of tax

During the three months ended December 27, 2008, we completed the sale of certain assets associated with our Wire business. As a result, the Wire business is reflected as a discontinued operation for all periods.

The following table reflects operating results of the discontinued operation for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Net revenue : Wire	$102,718	$—

Income (loss) from Wire business before tax	$6,529	$(319)
Gain on sale of Wire business before tax	—	23,524

Income from discontinued operations before tax	6,529	23,205
Income tax benefit (expense)	2,800	(478)

Income from discontinued operations, net of tax	$9,329	$22,727

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments as of December 27, 2008 was $175.0 million, a decrease of $11.0 million from September 27, 2008. In today’s uncertain economy, a strong cash position will allow us to maintain our research and development programs and to finance our operations.

The following table reflects cash, cash equivalents and short term investments as of September 27, 2008 and December 27, 2008:

	As of		Change
(dollar amounts in thousands)	September 27, 2008	December 27, 2008
Cash and cash equivalents	$144,932	$173,046	$28,114
Restricted cash (1)	35,000	—	(35,000)
Short-term investments	6,149	1,999	(4,150)

Total cash and investments	$186,081	$175,045	$(11,036)

Percentage of total assets from continuing operations	55.3%	41.7%

(1)	Our gold financing arrangement for our former Wire business required restricted cash of $35.0 million which was reflected on the Consolidated Balance Sheet as of September 27, 2008. During the first fiscal quarter of 2009, in connection with the sale of the Wire business, the restriction on the cash balance was released upon termination of the credit facility.

The following table reflects summary Consolidated Statement of Cash Flow information for the three months ended December 29, 2007 and December 27, 2008:

	Three months ended
(in thousands)	December 29, 2007	December 27, 2008
Cash flows provided by (used in):
Operating activities, continuing operations	$(7,825)	$2,012
Operating activities, discontinued operations	(17,039)	(779)

Operating activities	(24,864)	1,233

Investing activities, continuing operations	(1,197)	(48,880)
Investing activities, discontinued operations	(120)	149,857

Investing activities	(1,317)	100,977

Financing activities	(3,607)	(74,187)

Effect of exchange rate on cash and cash equivalents	212	91

Changes in cash and cash equivalents	(29,576)	28,114
Cash and cash equivalents, beginning of period	150,571	144,932

Cash and cash equivalents, end of period	120,995	173,046
Short-term investments	17,832	1,999

Total cash and investments	$138,827	$175,045

Three months ended December 27, 2008

Continuing Operations

Net cash provided by operating activities was primarily attributable to our net loss from continuing operations of $18.2 million offset by non-cash adjustments of $2.9 million and net cash inflows from operating assets and liabilities of $17.4 million. The net inflow of cash from operating assets and liabilities of $17.4 million was primarily due to decreases in accounts receivable of $37.7 million, and decreases in current income taxes receivable (recorded within other current assets) of $4.9 million. These net increases to cash were partially offset by decreases in accounts payable and accrued expenses of $17.6 million, and income taxes payable of $8.2 million. The change in income taxes payable and current income taxes receivable was due to our tax audit in Israel (see Fiscal 2009 Liquidity and Capital Resource Outlook below).

Net cash used in investing activities was primarily due to the purchase of Orthodyne for $85.6 million partially offset by the reduction in restricted cash of $35.0 million that was used to support gold financing for our former Wire business. Net proceeds from the sale of investments were $4.1 million and cash used for capital expenditures totaled $2.4 million.

Net cash used in financing activities included $74.2 million for the repurchase and redemption of 0.5% and 1.0% Convertible Subordinated Notes.

Discontinued Operations

Net cash used in operating activities of discontinued operations of $0.8 million was facility payments for our former Test business and costs for the shutdown of our Wire business.

Net cash provided by investing activities of discontinued operations of $149.9 million was a result of $155.0 million paid to us by Heraeus for our Wire business less related transaction costs.

Three months ended December 29, 2007

Continuing Operations

Net cash used in operating activities was primarily attributable to net changes in operating assets and liabilities of $25.0 million partially offset by net income of $7.0 million plus non-cash adjustments of $10.2 million. The net outflow of cash from operating assets and liabilities of $25.0 million was primarily due to decreases in accounts payable of $29.8 million, increases in accounts receivable and prepaid expenses of $4.7 million offset by decreases in inventories of $7.3 million.

Net cash used in investing activities was primarily due capital expenditures of $2.7 million partially offset by net sales of short-term investments of $1.5 million.

Net cash used in financing activities included $3.8 million for the repurchase of $4.0 million (face value) of 0.5% Convertible Subordinated Notes partially offset by $0.2 million of proceeds from the exercise of stock options.

Discontinued Operations

Net cash used in operating activities of discontinued operations of $17.2 million was primarily the result of Wire business operating activities of $16.8 million plus $0.4 million of facility payments related to our former Test business. Wire operating activities were a result of $9.3 million of net income and $26.0 million of changes in working capital.

Fiscal 2009 Liquidity and Capital Resource Outlook

Subsequent to December 27, 2008, we announced a tender offer to repurchase for cash our outstanding 1.0% Convertible Subordinated Notes with a face value of $62.0 million. We are offering to purchase the 1.0% Convertible Subordinated Notes at a price of $720 for each $1,000 of principal amount of Notes tendered, plus accrued and unpaid interest. The tender offer will expire at 12:00 midnight New York City time on February 9, 2009 unless extended or earlier terminated by us. We cannot estimate the amount of Notes which may be repurchased; however, the maximum cash expenditure would be $44.6 million if the Notes are repurchased at $720 per $1,000 face.

On December 24, 2008, we, through our Israeli subsidiaries, entered into an agreement with the tax authority in Israel settling a tax dispute for approximately $12.5 million, which was paid in our second fiscal quarter.

On November 12, 2008, we announced an approximate 10% headcount reduction of 240 positions and cancellation of annual salary increases scheduled for January 1, 2009. In addition, effective February 2009, we reduced employee wages by 5% to 20% based upon salary level and suspended certain 401(k) retirement income contributions for our Wedge bonder employees. We took these actions, and intend further actions in the future, to minimize our cash usage during the current global economic downturn.

We expect our remaining fiscal 2009 capital expenditure needs to be approximately $5.0 million. Expenditures will be primarily used for the implementation of a new worldwide software system, infrastructure to support our die bonder and wedge bonder platforms, and for our operations infrastructure in Asia.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. However, our liquidity is affected by many factors, some based on normal operations of the business and others related to industry uncertainties, which we cannot predict, and global economic conditions. We also cannot predict the timing or duration of an economic slowdown, the timing and strength of a subsequent economic recovery, or the impact such recovery would have on us. We may continue to use our excess cash to purchase Convertible Subordinated Notes prior to maturity, purchase shares of our common stock in open market transactions, and/or fund our future growth opportunities.

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 27, 2008 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of December 27, 2008:

		Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Due date not determinable
Contractual Obligations:
Long-term debt (1)	$172,000		$62,000	$110,000
Long-term liabilities:
Long-term facility accrual related to discontinued operations (Test)	4,180		4,180
Post-employment foreign severance obligations	2,614					$2,614
Switzerland pension plan obligation	2,299	$650				1,649
Long-term income taxes payable	1,983					1,983
Operating lease retirement obligations	1,550				$1,550

Total Obligations and Commitments reflected on the Consolidated Financial Statements	$184,626	$650	$66,180	$110,000	$1,550	$6,246

Contractual Obligations:
Interest expense	$4,299	$1,583	$2,235	$481	—	—
Operating lease obligations (2)	43,066	6,928	15,473	9,485	$11,180
Inventory purchase obligations (3)	30,291	30,291	—	—	—	—
Commercial Commitments:
Standby Letters of Credit (4)	233	233	—	—	—	—

Total Obligations and Commitments not reflected on the Consolidated Financial Statements	$77,889	$39,035	$17,708	$9,966	$11,180	$—

(1)	Subsequent to December 27, 2008, we announced a tender offer to repurchase for cash our outstanding 1.0% Convertible Subordinated Notes with a face value of $62.0 million. We cannot estimate the amount of Notes which may be repurchased; however, the maximum cash expenditure would be $44.6 million if the Notes are repurchased at $720 per $1,000 face.
(2)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).
(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.
(4)	We provide standby letters of credit which represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

The following table reflects our Convertible Subordinated Notes as of December 27, 2008:

Type	Maturity Date	Par Value (in thousands)	Fair Value as of December 27, 2008 (in thousands) (1)	Standard & Poor’s rating
1.0 % Convertible Subordinated Notes	June 30, 2010	$62,000	$42,160	B+
0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$51,040	Not rated

(1)	In accordance with Statements of Financial Accounting Standards No. 157, Fair Value Measurement, the Company relies on observable market data such as the Company’s common stock price, interest rates, and other market factors.

Subsequent to December 27, 2008, we announced a tender offer to repurchase for cash our outstanding 1.0% Convertible Subordinated Notes with a face value of $62.0 million. We are offering to purchase the 1.0% Convertible Subordinated Notes at a price of $720 for each $1,000 of principal amount of Notes tendered, plus accrued and unpaid interest. The tender offer will expire at 12:00 midnight New York City time on February 9, 2009 unless extended or earlier terminated by the Company. We cannot estimate the amount of Notes which may be repurchased; however, the maximum cash expenditure would be $44.6 million if the Notes are repurchased at $720 per $1,000 face.

The U.S. Internal Revenue Service (“IRS”) is in the initial stages of an income tax audit for the fiscal 2006 tax year. As of December 27, 2008, the IRS auditor has submitted an initial information request and we are in the process of responding to that request. No further information is available with respect to this audit.

We may seek, as we believe appropriate, additional debt or equity financing to provide capital for corporate purposes, working capital funding, and/or debt refinancing. We may also seek additional debt or equity financing for the refinancing or redemption of existing debt, to repurchase our common stock and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements, which could require substantial capital outlays, or to provide additional liquidity if the current economic conditions deepen or last longer than anticipated. The timing and amount of such potential capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, the condition of financial markets and the nature and size of strategic business opportunities which we may elect to pursue.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in Item 1 for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our consolidated results of operations and financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (such as corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of December 27, 2008, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $1.9 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 27, 2008, the fair market value of the portfolio would decline by less than $100,000.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of the net monetary assets of our operations whose functional currencies differ from their respective local currencies, most notably in Israel, Singapore and Switzerland. In addition, our operations in China have translation exposure from the U.S. dollar to their respective functional currencies. Based on our overall currency rate exposure as of December 27, 2008, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our board has granted management with authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2008 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

During the first quarter of fiscal 2009, we expanded our Oracle financial system to include our consolidation process and our Singapore location. There were no other changes in our internal controls over financial reporting that occurred during the three months ended December 27, 2008 that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A.	RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 27, 2008 filed with the Securities and Exchange Commission.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 4, 2009	By:	/s/ MAURICE E. CARSON
Maurice E. Carson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)