Form 10-Q
period 2009-03-28
KULICKE & SOFFA INDUSTRIES INC
filed 2009-05-07
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to       ..

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

As of May 4, 2009, there were 61,216,073 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

March 28, 2009

Index

PART I. - FINANCIAL INFORMATION
Item 1. – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

		(Unaudited)
	September 27, 2008	March 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$144,932	$127,607
Restricted cash	35,000	281
Short-term investments	6,149	2,354
Accounts and notes receivable, net of allowance for doubtful accounts of $1,376 and $2,247 respectively	56,643	32,020
Inventories, net	27,236	48,303
Prepaid expenses and other current assets	18,729	12,646
Deferred income taxes	2,118	1,834
Current assets of discontinued operations	127,958	-
Total current assets	418,765	225,045

Property, plant and equipment, net	36,900	39,641
Goodwill	2,709	26,698
Intangible assets	386	54,412
Other assets	5,468	4,648
Non-current assets of discontinued operations	32,909	-
Total assets	$497,137	$350,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$72,412	$-
Accounts payable	25,028	9,632
Accrued expenses and other current liabilities	27,255	29,801
Income taxes payable	569	6,496
Current liabilities of discontinued operations	34,411	-
Total current liabilities	159,675	45,929

Long-term debt	175,000	158,964
Deferred income taxes	21,591	15,729
Other liabilities	37,780	10,581
Other liabilities of discontinued operations	624	-
Total liabilities	394,670	231,203

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued - none
Common stock, no par value:
Authorized 200,000 shares; issued 58,558 and 66,056 respectively; outstanding 53,648 and 61,146 shares, respectively	295,841	342,543
Treasury stock, at cost, 4,910 shares	(46,118)	(46,118)
Accumulated deficit	(149,465)	(178,124)
Accumulated other comprehensive income	2,209	940
Total shareholders' equity	102,467	119,241

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$497,137	$350,444

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	March 29,	March 28,	March 29,	March 28,
	2008	2009	2008	2009
Net revenue	$70,781	$25,232	$194,313	$62,648

Cost of sales	42,174	17,187	115,088	40,675

Gross profit	28,607	8,045	79,225	21,973

Selling, general and administrative	19,721	27,836	44,872	57,688
Research and development	15,690	13,258	30,222	28,658
Impairment of goodwill	-	2,709	-	2,709
U.S. pension plan termination	9,152	-	9,152	-
Total operating expenses	44,563	43,803	84,246	89,055

Loss from operations	(15,956)	(35,758)	(5,021)	(67,082)
Interest income	1,191	193	2,760	947
Interest expense	(885)	(640)	(1,757)	(1,374)
Gain on extinguishment of debt	-	2,786	170	3,965
Loss from continuing operations before tax	(15,650)	(33,419)	(3,848)	(63,544)
Provision (benefit) for income taxes from continuing operations	(4,758)	(276)	11	(12,158)
Loss from continuing operations, net of tax	(10,892)	(33,143)	(3,859)	(51,386)
Income from discontinued operations, net of tax	4,758	-	14,087	22,727
Net income (loss)	$(6,134)	$(33,143)	$10,228	$(28,659)

Loss per share from continuing operations:
Basic	$(0.20)	$(0.54)	$(0.07)	$(0.85)
Diluted	$(0.20)	$(0.54)	$(0.07)	$(0.85)

Income per share from discontinued operations:
Basic	$0.09	$0.00	$0.26	$0.38
Diluted	$0.09	$0.00	$0.26	$0.38

Net income (loss) per share:
Basic	$(0.11)	$(0.54)	$0.19	$(0.47)
Diluted	$(0.11)	$(0.54)	$0.19	$(0.47)

Weighted average shares outstanding:
Basic	53,384	61,054	53,324	60,752
Diluted	53,384	61,054	53,324	60,752

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	March 29, 2008	March 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,228	$(28,659)
Less: income from discontinued operations	14,087	22,727
Loss from continuing operations	(3,859)	(51,386)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
U.S. pension plan termination	9,152	-
Gain on extinguishment of debt	(170)	(3,965)
Impairment of goodwill	-	2,709
Depreciation and amortization	4,581	11,273
Equity-based compensation and non-cash employee benefits	4,133	478
Provision for doubtful accounts	118	984
Provision for inventory valuation	4,080	5,365
Deferred taxes	(3,648)	(6,099)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	38,703	46,608
Inventory	4,288	(1,630)
Prepaid expenses and other current assets	(760)	6,655
Accounts payable and accrued expenses	(40,404)	(20,687)
Income taxes payable	1,063	(20,771)
Other, net	698	633
Net cash provided by (used in) continuing operations	17,975	(29,833)
Net cash used in discontinued operations	(7,857)	(1,218)
Net cash provided by (used in) operating activities	10,118	(31,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Orthodyne	-	(87,039)
Proceeds from sales of investments classified as available-for-sale	30,751	3,779
Purchases of investments classified as available-for-sale	(20,756)	-
Purchases of property, plant and equipment	(4,702)	(3,346)
Changes in restricted cash, net	(10,000)	34,717
Net cash used in continuing operations	(4,707)	(51,889)
Net cash provided by (used in) discontinued operations	(103)	149,857
Net cash provided by (used in) investing activities	(4,810)	97,968

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	319	3
Payments on borrowings	(3,831)	(84,358)
Net cash used in financing activities	(3,512)	(84,355)
Effect of exchange rate changes on cash and cash equivalents	(620)	113
Changes in cash and cash equivalents	1,176	(17,325)
Cash and cash equivalents, beginning of period	150,571	144,932
Cash and cash equivalents, end of period	$151,747	$127,607

CASH PAID FOR:
Interest	$984	$981
Income taxes	$4,152	$3,466

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

On October 3, 2008, the Company completed the acquisition of substantially all of the assets of Orthodyne Electronics Corporation (“Orthodyne”), a privately held company based in Irvine, California. In connection with the Orthodyne acquisition, the Company issued 7.1 million common shares with an estimated value at issuance of $46.2 million and paid $82.6 million in cash subject to further working capital adjustments (see Note 4).

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of September 27, 2008 and March 28, 2009 consisted primarily of short term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the US Dollar, differs from their respective local currencies, most notably in Israel, Malaysia, and Singapore. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into the Company’s reporting currency, the U.S. dollar, most notably in China.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company generally records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted future consumption for non-Wedge bonder equipment, twenty-four months historical consumption for Wedge bonder equipment, twelve months historical consumption for expendable tools and twenty-four months historical consumption for spare parts. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves for the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than its projections, additional inventory reserves may be required.

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

Long-Lived Assets

The Company’s long-lived assets are primarily property, plant and equipment, intangible assets and goodwill. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized. SFAS 142 also requires that, at least annually, an impairment test be performed to support the carrying value of goodwill. In addition, whenever events occur that may impact the carrying value of goodwill an impairment test will be performed. The fair value of the Company’s goodwill is based upon estimates of future cash flows and other factors. The Company’s intangible technology assets are managed and valued in the aggregate, as one asset group, not by individual technology. Due to the earlier than anticipated end of product life cycle for the Company’s EasyLine and SwissLine die bonders, during the three months ended March 28, 2009, the Company recorded a non-cash impairment charge of $2.7 million and reduced the value of its die bonder goodwill, which is reported within our Equipment segment, to zero.

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

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars, however, the functional currency of some of the Company’s subsidiaries is their local currency. For the Company’s subsidiaries that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52, Foreign Currency Translation. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. The Company recorded net foreign currency transaction gains of $1.0 million and $0.1 million for the three months ended March 29, 2008 and March 28, 2009, respectively. In addition, the Company recorded net foreign currency transaction losses of $0.2 million and gains of $1.7 million for the six months ended March 29, 2008 and March 28, 2009, respectively.

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

Recent Accounting Pronouncements

FSP 142-3

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired during and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact that FSP 142-3 will have on its consolidated results of operations and financial condition.

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

NOTE 2 – DISCONTINUED OPERATIONS

The Company committed to a plan of disposal for its Wire business in fiscal 2008, and on September 29, 2008, completed the sale of certain assets and liabilities associated with its Wire business. Included in discontinued operations for the six months ended March 28, 2009, the Company recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax.

The following table reflects operating results of the Wire business discontinued operations for the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009

Net revenue	$105,559	$-	$208,277	$-

Income (loss) before tax	$5,318	$-	$11,847	$(319)
Gain on sale of Wire business before tax	-	-	-	23,524
Income from discontinued operations before tax	5,318	-	11,847	23,205
Income tax benefit (expense)	(560)	-	2,240	(478)
Income from discontinued operations, net of tax	$4,758	$-	$14,087	$22,727

The following table reflects the major classes of assets and liabilities associated with the Company’s Wire business discontinued operations as of September 27, 2008:

As of
(in thousands)	September 27, 2008

Accounts receivable, net	$78,573
Inventories, net	48,907
Other current assets	478
Plant, property and equipment, net	3,053
Goodwill	29,684
Other assets	172
Total assets of discontinued operations	160,867
Accounts payable	32,275
Accrued expenses and other current liabilities	2,136
Other liabilities	624
Total liabilities of discontinued operations	35,035
Net assets of discontinued operations	$125,832

The following table reflects cash flows associated with the Company’s discontinued operations for the three and six months ended March 29, 2008 and March 28, 2009:

	Six months ended
(in thousands)	March 29, 2008	March 28, 2009

Cash flows provided by (used in):
Operating activities: Wire business	$(7,124)	$(319)
Operating activities: Test business (sold in fiscal 2006) (1)	(733)	(899)
Investing activities: Wire business	(103)	149,857

Net cash provided by (used in) discontinued operations	$(7,960)	$148,639

(1)  Represents facility-related costs associated with the Company’s former Test operations.

The Company owes Heraeus, the buyer of the Wire business, $1.9 million for certain working capital adjustments, and Heraeus owes the Company $0.1 million for certain transition services. These amounts are included in other current liabilities on the Consolidated Balance Sheet.

NOTE 3 – COST REDUCTION PLAN

Due to deteriorating conditions in the global economy and projected weaker demand for the Company’s products and services, management determined that it was in the best interests of the Company to minimize cash usage and reduce employee compensation costs. Accordingly, the Company has committed to a plan to reduce its global workforce and during the first and second fiscal quarters of 2009, it announced the reduction of approximately 240 and 250 employees, respectively. These workforce reductions represent approximately 20% of total employees.

In addition, during the three months ended March 28, 2009, the Company announced employee wage reductions of 5% to 20% except for manufacturing direct labor employees. Direct labor employees had their work schedules reduced on a factory-by-factory basis according to manufacturing demand levels. Salary reductions were effective February 2009, subject to local labor regulations outside the U.S., and will continue until business conditions improve. Additionally, the Company suspended cash matching contributions to the Wedge bonder employees’ 401(k) retirement income plan.

Subsequent to quarter end on March 29, 2009, the Company committed to a plan to reduce its Israel workforce by approximately 170 employees over a period of approximately 18 months. As part of this workforce reduction plan, substantially all of the Company’s Israel-based manufacturing will be transferred to the Company’s manufacturing facilities in Suzhou, China. Management determined that it was in the best interests of the Company to reduce compensation and other costs by migrating production from Israel to China. The Company anticipates it will incur pre-tax expense of approximately $2.1 million primarily for severance and retention costs, and estimates its accrual for severance benefits to be approximately $1.6 million.

The following table reflects severance activity during the three and six months ended March 28, 2009:

(in thousands)	Three months ended March 28, 2009	Six months ended March 28, 2009

Accrual for estimated severance and benefits, beginning of period	$1,223	$-
Provision for severance and benefits (1)	4,163	6,748
Payment of severance and benefits	(2,966)	(4,328)
Accrual for estimated severance and benefits as of March 28, 2009 (2)	$2,420	$2,420

(1) Provision for severance and benefits expense is included within selling, general and administrative expenses on the Consolidated Statements of Operations. For the three months ended March 28, 2009, of the $4.2 million severance expense, $3.1 million is attributable to the Company’s Equipment segment and $1.1 million to the Company’s Expendable Tools segment. For the six months ended March 28, 2009, of the $6.7 million severance expense, $4.6 million is attributable to the Company’s Equipment segment and $2.1 million to the Company’s Expendable Tools segment. Accrual for severance benefits does not include approximately $1.6 million related to the Israel workforce reduction announced on March 29, 2009 since their terminations occurred subsequent to quarter end.

(2) Accrual for estimated severance and benefits is included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet.

NOTE 4 – PURCHASE OF ORTHODYNE

On October 3, 2008, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne pursuant to an Asset Purchase Agreement (the “Agreement”). The purchase price for Orthoydne consisted of approximately 7.1 million common shares with an estimated value at issuance of $46.2 million and $82.6 million in cash subject to working capital adjustments, which were settled during the three months ended March 28, 2009. Subject to certain limitations, Orthodyne agreed to indemnify the Company for breaches of Orthodyne's representations, warranties and covenants. A total of 15% of the purchase price was placed in escrow as partial security for Orthodyne's indemnification obligations under the Agreement. In addition, the Company agreed to pay Orthodyne up to an additional $40.0 million in cash based upon the gross profit realized by the acquired business over the next three years pursuant to an Earnout Agreement entered into between the Company and Orthodyne on July 31, 2008.  The former owners of Orthodyne are currently employed by the Company, although payment of the Earnout is not contingent upon their respective continued employment.

In accordance with SFAS No. 141, Business Combinations, the Company has accounted for the acquisition under the purchase method of accounting. Accordingly, respective balances and the results of operations of Orthodyne, since the acquisition date, have been included in the Company’s interim Consolidated Financial Statements. The Company recorded the Wedge bonder intangible assets at fair market value. The preliminary allocation of the purchase price for this acquisition may change due to Earnout Agreement.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

	As of
(in thousands)	October 3, 2008

Accounts and notes receivable	$22,240
Inventories (1)	24,805
Other current assets	298
Plant, property & equipment	4,264
Wedge bonder intangible assets (see Note 5)	59,600
Other assets	444
Total assets acquired		$111,651

Current liabilities	(5,089)
Total liabilities assumed		(5,089)

Net assets acquired		106,562

Cost of Orthodyne (2)		133,260

Goodwill (see Note 5)		$26,698

(1) Includes adjustment of $1.8 million to record inventory at market value. As inventory is sold, the Company’s gross profit will reflect this market value adjustment.

(2) Consisted of: $82.6 million of cash, 7.1 million common shares with an estimated value at issuance of $46.2 million, final working capital adjustments and capitalized acquisition costs.

The acquisition of Orthoydne occurred at the beginning of the first quarter of fiscal 2009; therefore, its results are included in the Company’s Consolidated Statement of Operations for the three and six months ended March 28, 2009. The following table reflects pro forma unaudited operating results for the Company, assuming the acquisition of Orthodyne had occurred as of the beginning of each of the periods presented and including certain pro forma adjustments:

	Three months ended March 29, 2008	Six months ended March 29, 2008
(in thousands, except per share data)
Unaudited
Net revenues	$97,339	$251,736
Gross profit	42,856	111,247
Income (loss) from continuing operations	(13,559)	261
Income (loss) from continuing operations, net of tax	$(8,581)	$1,271

Income (loss) per share from continuing operations:
Basic	$(0.14)	$0.02
Diluted	$(0.14)	$0.02

Weighted average shares outstanding:
Basic	60,501	60,441
Diluted	60,501	60,719

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

Due to the earlier than anticipated end of product life cycle for the Company’s EasyLine and SwissLine die bonders, during the three months ended March 28, 2009,  the Company concluded there was a triggering event and tested long-lived assets for impairment. The Company concluded there was no impairment for long-lived assets tested under SFAS 144 on an undiscounted basis; however, the Company recorded a non-cash impairment charge of $2.7 million and reduced the value of the die bonder goodwill to zero. When conducting its goodwill impairment analysis, the Company calculated its potential impairment charges based on the two-step test identified in SFAS 142 and using the estimated fair value of the respective reporting unit. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

The following table reflects goodwill as of September 27, 2008 and March 28, 2009:

	As of
(in thousands)	September 27, 2008	March 28, 2009

Equipment segment - wedge bonder	$-	$20,290
Expendable Tools segment - wedge bonder	-	6,408
Equipment segment - die bonder	2,709	-
	$2,709	$26,698

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

The following table reflects the intangible asset balances as of September 27, 2008 and March 28, 2009:

	As of		Average original estimated useful
(in thousands)	September 27, 2008	March 28, 2009	lives (in years)
Wedge bonder developed technology	$-	$33,200	7.0
Wedge bonder customer relationships	-	19,300	5.0
Wedge bonder trade name	-	4,600	8.0
Wedge bonder other intangible assets	-	2,500	1.9
Accumulated amortization	-	(5,472)
Net wedge bonder (Note 4)	-	54,128
Die bonder trademarks and technology licenses	767	767	4.5
Accumulated amortization	(381)	(483)
Net die bonder	386	284
Net intangible assets	$386	$54,412

The following table reflects estimated annual amortization expense related to intangible assets as of March 28, 2009:

(in thousands)
2009 (remaining for fiscal year)	$5,544
2010	9,655
2011	9,646
2012	9,178
2013	9,178
2014-2016	11,211

$54,412

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss) for the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Net income (loss) (1)	$(6,134)	$(33,143)	$10,228	$(28,659)
Gain (loss) from foreign currency translation adjustments	309	(143)	1,205	(1,438)
Unrealized gain on investments, net of taxes	8	3	-	3
Unrecognized actuarial net gain (loss), Switzerland pension plan	1,467	(119)	1,467	166
Unrecognized actuarial net gain, U.S. pension plan	-	-	153	-
Reclassification adjustment related to U.S. pension plan termination, net of tax	5,749	-	5,749	-
Other comprehensive income (loss)	$7,533	$(259)	$8,574	$(1,269)
Comprehensive income (loss)	$1,399	$(33,402)	$18,802	$(29,928)

(1)  Includes continuing and discontinued operations.

The following table reflects accumulated other comprehensive income (loss) reflected on the Consolidated Balance Sheets as of September 27, 2008 and March 28, 2009:

	As of
(in thousands)	September 27, 2008	March 28, 2009
Gain (loss) from foreign currency translation adjustments	$897	$(541)
Unrealized loss on investments, net of taxes	(16)	(13)
Unrecognized actuarial net gain, net of taxes	1,328	1,494
Accumulated other comprehensive income	$2,209	$940

NOTE 7 – BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts:

	As of
(in thousands)	September 27, 2008	March 28, 2009
Cash, cash equivalents, restricted cash and short-term investments:
Cash, money market bank deposits and other cash equivalents	$144,932	$127,607
Restricted cash (1)	35,000	281
Short-term investments	6,149	2,354
	$186,081	$130,242
Accounts and notes receivable, net:
Customer accounts receivable	$57,997	$31,824
Other accounts receivable	22	2,443
	58,019	34,267
Allowance for doubtful accounts	(1,376)	(2,247)
	$56,643	$32,020

Inventories, net (2):
Raw materials and supplies	$18,708	$42,760
Work in process	8,328	9,260
Finished goods	6,697	9,198
	33,733	61,218
Inventory reserves	(6,497)	(12,915)
	$27,236	$48,303

Property, plant and equipment, net (2):
Land	$2,735	$2,735
Buildings and building improvements	14,361	14,039
Leasehold improvements	9,560	9,161
Data processing and hardware equipment and software	17,243	21,534
Machinery and equipment	42,571	46,053
	86,470	93,522
Accumulated depreciation	(49,570)	(53,881)
	$36,900	$39,641

	As of
(in thousands)	September 27, 2008	March 28, 2009
Accrued expenses and other current liabilities:
Wages and benefits	$9,195	$7,824
Inventory purchase commitment accruals	2,663	3,483
Severance (3)	1,530	3,281
Professional fees and services	1,610	2,466
Short-term facility accrual related to discontinued operations (Test) (4)	1,403	1,923
Payable to Heraeus (5)	-	1,808
Deferred rent	1,264	1,292
Sales and use tax payable	-	1,174
Customer advances	1,543	966
Other	8,047	5,584
	$27,255	$29,801

Other liabilities:
Long-term facility accrual related to discontinued operations (Test) (4)	$2,544	$3,726
Post employment foreign severance obligations	3,291	2,615
Switzerland pension plan obligation	2,500	2,162
Operating lease retirement obligations	1,822	1,624
Long-term income taxes payable (see Note 11)	26,691	-
Other	932	454
	$37,780	$10,581

(1) As of September 27, 2008, the Company’s restricted cash was used to support its gold financing arrangement, which was terminated upon the sale of the Wire business. As of March 28, 2009, the Company’s restricted cash was related to customs in China.
(2) Inventories, net and property, plant and equipment, net increased from September 27, 2008 to March 28, 2009 primarily due to the acquisition of Orthodyne.
(3) Total severance payable within the next twelve month and includes severance plan discussed in Note 3.
(4) Liabilities increased due to change in assumptions for closed Test facilities.
(5) Amounts owed to Heraeus for working capital adjustments.

NOTE 8 – DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of September 27, 2008 and March 28, 2009:

				(in thousands)
				As of
	Payment Dates	Conversion	Maturity	September 27,	March 28
Rate	of each year	Price	Date	2008	2009
0.500%	May 30 and November 30	$20.33	Matured November 30, 2008	$72,412	$-
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	48,964
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000
				$247,412	$158,964

The following table reflects amortization expense related to issue costs from the Company’s Subordinated Convertible Notes for the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Amortization expense related to issue costs	$378	$229	$756	$518

The following table reflects the Company’s purchases of its Convertible Subordinated Notes for the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
0.5% Convertible Subordinated Notes (1):
Face value purchased	$-	$-	$4,000	$43,050
Net cash	-	-	3,815	42,839
Deferred financing costs	-	-	15	18
Recognized gain, net of deferred financing costs	-	-	170	193

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$-	$13,036	$-	$16,036
Net cash	-	10,168	-	12,158
Deferred financing costs	-	82	-	106
Recognized gain, net of deferred financing costs	-	2,786	-	3,772
Gain on early extinguishment of debt	$-	$2,786	$170	$3,965

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.
(2)	Activity during the three months ended March 28, 2009 reflects repurchases pursuant to a tender offer.

NOTE 9 - SHAREHOLDERS’ EQUITY

Common stock

On October 3, 2008, in connection with the acquisition of Orthodyne, the Company issued approximately 7.1 million shares of its common stock valued at $46.2 million and filed with the Securities and Exchange Commission a registration statement covering the resale of those common shares on October 28, 2008. This registration statement became effective on November 3, 2008 (see Note 4).

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to its 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Number of common shares	74	177	108	273
Fair value based upon market price at date of distribution	$417	$288	$674	$492

Equity-Based Compensation

As of March 28, 2009, the Company had eight equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”) under which stock options, share awards or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. In general, stock options and time-based restricted stock awarded to employees vest annually over a three year period. Performance-based restricted stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met. If return on invested capital and revenue growth targets are not met, performance-based restricted stock does not vest. In accordance with the Plans, non-employee directors were granted common stock during the three and six months ended March 28, 2009.

The following table reflects stock options, restricted stock and common stock granted during the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(number of shares in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Performance-based restricted stock	-	2	536	403
Time-based restricted stock	-	45	-	825
Stock options	17	15	940	154
Common stock	28	65	48	106
Equity-based compensation in shares	45	127	1,524	1,488

The following table summarizes equity-based compensation expense (reversal of expense), by type of award, included in the Consolidated Statements of Operations during the three and months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Performance-based restricted stock	$351	$25	$670	$(1,537)
Time-based restricted stock	-	179	-	380
Stock options	684	334	2,429	843
Common stock	180	120	360	300
Equity-based compensation expense	$1,215	$658	$3,459	$(14)

In light of the deteriorating economic conditions that worsened in fiscal 2009, the Company reevaluated its revenue forecasts for fiscal 2009. In connection with the continuing global economic decline and its reduced revenue forecasts, during the first quarter of fiscal 2009, the Company determined that performance objectives for the performance-based restricted stock issued in fiscal 2007 and fiscal 2008 would not be attained at the previous estimated levels. By lowering estimated attainment percentages, total compensation expense for the performance-based restricted stock decreased and previously recorded compensation expense was reversed in accordance with SFAS 123R.

The following table reflects total equity-based compensation expense (reversal of expense), which includes stock options, restricted stock and common stock, included in the Consolidated Statements of Operations during the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Cost of sales	$62	$28	$129	$(1)
Selling, general and administrative	844	416	2,314	(251)
Research and development	309	214	1,016	238
Equity-based compensation expense	$1,215	$658	$3,459	$(14)

The following table summarizes the unrecognized equity-based compensation expense, by type of award:

	As of		Average remaining
(in thousands)	March 29, 2008	March 28, 2009	contractual life in years
Performance-based restricted stock	$3,774	$438	2.2
Time-based restricted stock	-	1,931	2.5
Stock options	5,962	1,775	1.5
Unrecognized equity-based compensation expense	$9,736	$4,144

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

There was no net periodic pension expense for the three and six months ending March 28, 2009 as the U.S. pension plan was terminated. The following table reflects net periodic pension expense for the three and six months ended March 29, 2008:

	Three months ended	Six months ended
(in thousands)	March 29, 2008	March 29, 2008
Interest expense	$351	$702
Amortization of net loss, including termination charge	9,152	9,310
Expected return on plan assets	(351)	(702)

Net periodic pension expense	$9,152	$9,310

Other U.S. Plans

The Company has a 401(k) retirement income plan for its employees.  This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Number of common shares	74	177	108	273
Fair value based upon market price at date of distribution	$417	$288	$674	$492

In addition to the 401(k) retirement income plan discussed above, the Company has a 401(k) retirement income plan for its Wedge bonder employees. Effective January 2009, to minimize cash usage during the current economic downturn, the Company suspended cash matching contributions to its Wedge bonder employees’ 401(k) retirement income plan. The following table reflects Wedge bonder employees’ 401(k) retirement income plan cash matching contributions:

	Three months ended	Six months ended
(in thousands)	March 28, 2009	March 28, 2009
Cash contributions to Wedge bonder employees' 401(k) retirement income plan	$-	$139

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

The following table reflects the Switzerland net periodic pension expense for the three months and six months ended March 28, 2008 and March 29, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Service cost	$192	$173	$428	$346
Interest expense	84	98	213	196
Expected return on plan assets	(93)	(93)	(206)	(187)
Amortization of net gain	-	(12)	(12)	(24)
Net periodic pension expense	$183	$166	$423	$331

NOTE 11 – INCOME TAXES

The following table reflects the provision (benefit) for income taxes and the effective tax rate from continuing operations for the six months ended March 29, 2008 and March 28, 2009:

	Six months ended
(in thousands)	March 29, 2008	March 28, 2009
Loss from continuing operations before taxes	$(3,848)	$(63,544)
Provision (benefit) for income taxes	11	(12,158)

Loss from continuing operations	$(3,859)	$(51,386)

Effective tax rate	-0.3%	19.1%

For the six months ended March 28, 2009, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: increases in the valuation allowance, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in tax reserves.

For the six months ended March 29, 2008, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, increases in deferred taxes for unremitted earnings, the tax effect of the termination of the U.S. pension plan and increases in tax reserves.

In October 2007, the tax authority in Israel issued the Company a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations). The Company provided a non-current income tax liability for uncertain tax positions on its Consolidated Balance Sheet as of September 27, 2008 related to this assessment, as required under FIN 48. On December 24, 2008, the Company, through its Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest. The settlement was paid during the Company’s second fiscal quarter. As a result of the Israel tax settlement, the Company recognized a $12.1 million benefit from income taxes through the six months ended March 28, 2009. The $12.1 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $12.5 million for which the matter was settled. The entire amount of the reversal impacted the Company’s effective tax rate as indicated above.

The U.S. Internal Revenue Service (“IRS”) is in the initial stages of an income tax audit for the fiscal 2006 tax year. As of March 28, 2009, the IRS auditor has submitted an initial information request and the Company is in the process of responding to that request. No further information is available with respect to this audit.

NOTE 12 - SEGMENT INFORMATION

Fiscal 2009 segment information includes the Company’s Wedge bonder business acquired during fiscal 2009, which is included within both the Equipment and Expendable Tools segments. The following table reflects selected segment information for the three and six months ended March 29, 2008 and March 28, 2009 and as of September 27, 2008 and March 28, 2009:

	Three months ending March 29, 2008

	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated
Net revenue	$57,560	$13,221	$70,781
Cost of sales	34,803	7,371	42,174
Gross profit	22,757	5,850	28,607
Operating expenses	27,486	7,925	35,411
U.S. pension plan termination	9,152	-	9,152
Loss from operations	$(13,881)	$(2,075)	$(15,956)

	Six months ending March 29, 2008

	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated
Net revenue	$165,018	$29,295	$194,313
Cost of sales	100,596	14,492	115,088
Gross profit	64,422	14,803	79,225
Operating expenses	60,760	14,334	75,094
U.S. pension plan termination	9,152	-	9,152
Income (loss) from operations	$(5,490)	$469	$(5,021)

	Three months ending March 28, 2009

	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated
Net revenue	$16,977	$8,255	$25,232
Cost of sales	12,564	4,623	17,187
Gross profit	4,413	3,632	8,045
Operating expenses	34,981	6,113	41,094
Impairment of goodwill	2,709	-	2,709
Loss from operations	$(33,277)	$(2,481)	$(35,758)

	Six months ending March 28, 2009

	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated
Net revenue	$40,636	$22,012	$62,648
Cost of sales	29,221	11,454	40,675
Gross profit	11,415	10,558	21,973
Operating expenses	73,714	12,632	86,346
Impairment of goodwill	2,709	-	2,709
Loss from operations	$(65,008)	$(2,074)	$(67,082)

	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated

Segment Assets as of September 27, 2008	$215,953	$120,317	$336,270

Segment Assets as of March 28, 2009	$253,002	$97,442	$350,444

NOTE 13 - EARNINGS PER SHARE

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

Due to the Company’s loss from continuing operations for the three and six months ended March 29, 2008 and March 28, 2009, conversion of Convertible Subordinated Notes and the related after-tax interest expense was not assumed since the effect would have been anti-dilutive. In addition, due to the Company’s loss from continuing operations for the periods presented, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

Diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes since the 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares since the conversion option was not “in the money” as of March 29, 2008 or as of March 28, 2009.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive:
	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Potentially dilutive shares related to:
Stock options	7,232	6,616	7,188	6,769
Performance-based and time-based restricted stock	-	-	3	-
Convertible Subordinated Notes	8,624	4,572	8,624	5,467
	15,856	11,188	15,815	12,236

NOTE 14 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND
                      CONCENTRATIONS

 The following table reflects guarantees under standby letters of credit as of March 28, 2009:

		(in thousands)
		Maximum obligation
Nature of guarantee	Term of guarantee	under guarantee
Security for payment of employee health benefits	Expires October 2009	38
Security for payment of employee worker compensation benefits	Expires October 2009	95
Security for customs bond	Expires July 2009	100
Security for payment of employee health benefits	Expires June 2009	1,170
		$1,403

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

The following table reflects product warranties included in accrued expenses for the three and six months ended March 29, 2008 and March 28, 2009:
	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009

Reserve for product warranty, beginning of period	$1,754	$782	$1,975	$918
Provision for product warranty	222	297	784	981
Product warranty costs paid	(568)	(511)	(1,351)	(1,331)
Reserve for product warranty, end of period	$1,408	$568	$1,408	$568

Concentrations

The following table reflects significant customer concentrations as of and for the six months ended March 29, 2008 and March 28, 2009:
	Six Months Ended
	March 29, 2008	March 28, 2009
Customer net revenue as a percentage of Net Revenue

ST Microelectronics	16.3%	-
Advanced Semiconductor Engineering	15.6%	-

	As of
	March 29, 2008	March 28, 2009

Customer accounts receivable as a percentage of Total Accounts Receivable

ST Microelectronics	16.70%	-
First Technology China Limited	-	16.3%

No other customer accounted for more than 10% of net revenue or total accounts receivable as of or for the six months ended March 29, 2008 or March 28, 2009.

NOTE 15 – RELATED PARTY TRANSACTIONS

In connection with the Company’s acquisition of Orthodyne, a subsidiary of the Company entered into a real property lease agreement with OE Holdings, Inc. which, with Gregg Kelly and its other stockholders, is a more than 5% stockholder of the Company. Gregg Kelly is the President of the Company’s wedge bonding division. The lease agreement dated as of October 3, 2008, has a five-year term with a five-year renewal option. Rent is $124,369 per month in the first year and increases 3.0% per year thereafter. If exercised, rent during the renewal term will be at fair market value. The Company is guaranteeing the obligations of its subsidiary under the lease agreement.

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

Our equipment business is cyclical, highly volatile and dependent on semiconductor manufacturers’ expectation of capacity requirements for future integrated circuit (“IC”) demand, as well as their demand for new semiconductor manufacturing technologies. Accordingly, our business is affected by fluctuations in global economic conditions and related effects on the semiconductor industry. Volatility in our equipment business is further influenced by the relative mix of IDM and subcontractor customers in any period, since subcontractors tend to purchase larger volumes in less predictable patterns. Variance in the mix of sales to IDMs and subcontractors can also affect our average selling price due to differences in volume purchases and machine configurations required by each type of customer.

Our expendable tools business tends to be less volatile than our equipment business, since sales of expendable tools products represent consumable purchases for our customers. Accordingly, these volumes follow the overall trend of total semiconductor interconnect unit production.

Current industry forecasts from VLSI indicate that IC unit demand will decline approximately 20% in calendar 2009, the first year-on-year contraction in IC unit demand since 2001. During our second fiscal quarter of 2009, continued weakness in the global economy and its effect on IC unit demand negatively impacted our business and financial performance for the period. To align our cost structure to current economic conditions, we took the following actions:

•  Further headcount reductions in addition to those announced during the first quarter of fiscal 2009;
•  Cancellation of salary increases scheduled for January 1, 2009 and reduction of employee wages by 5% to 20% based upon salary level effective February 2009, and;
•  Subsequent to quarter end, we committed to a plan to transfer substantially all of our Israel manufacturing to our facility in Suzhou, China. We determined that it was in our best interests to reduce compensation and other costs by migrating production from Israel to China.

Due to the earlier than anticipated end of product life cycle for our EasyLine and SwissLine die bonders, during the three months ended March 28, 2009, we recorded a non-cash impairment charge of $2.7 million and reduced the value of our die bonder goodwill to zero.

Toward the end of the second quarter of fiscal 2009, we began to see improvement in our customers’ capacity utilization, followed by increases in order activity for expendable tools and ball bonders. These positive signs have continued into the third quarter of fiscal 2009. Accordingly, for the quarter ending June 27, 2009, we expect net revenue to be approximately $32.0 - $37.0 million; however, accurate forecasting in the current business environment remains extremely difficult and there can be no assurances regarding levels of demand for our products. Additionally, we believe historical industry-wide volatility will persist.

During our first fiscal quarter of 2009, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne Electronics Corporation (“Orthodyne”). Orthodyne is the leading supplier of both wedge bonders and wedges (the consumable product used in wedge bonding) for the power management and hybrid module markets. In connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value at issuance of $46.2 million and paid $82.6 million in cash plus working capital adjustments. As a result, goodwill of $26.7 million was recorded related to our acquisition of Orthodyne.

In addition, during our first fiscal quarter of 2009, we completed the sale of our Wire business for gross proceeds of $155.0 million to W.C. Heraeus GmbH (“Heraeus”).  Our Wire business had been previously reported within our Packaging Materials (renamed Expendable Tools) segment, but is now reported as discontinued operations. The gain on the sale of our Wire business was $22.7 million, net of tax.

Products and Services

We offer a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three and six months ended March 29, 2008 and March 28, 2009, respectively:

	Three months ended				Six months ended
	March 29, 2008		March 28, 2009		March 29, 2008		March 28, 2009
	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue
Equipment	$57,560	81%	$16,977	67%	$165,018	85%	$40,636	65%
Expendable Tools	13,221	19%	8,255	33%	29,295	15%	22,012	35%
	$70,781	100%	$25,232	100%	$194,313	100%	$62,648	100%

Equipment

We manufacture and market a line of ball bonders, wedge bonders and die bonders which are sold to many of the same customers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Ball bonders are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Wedge bonders use aluminum wire or ribbon to interconnect semiconductor chips in discrete power packages as well as to interconnect power semiconductors and package leads within hybrid and automotive modules for products such as motor control modules or inverters for hybrid cars. Die bonders are used to attach a die to the package which will house the semiconductor device.

Ball bonding using copper wire, rather than gold wire, continues to grow across a wide range of packaging applications. Our collaborative development program involving both our customers and suppliers of technology drives this growth.  Our program develops robust, high yielding production processes both upstream and downstream of ball bonding, and has contributed to our leadership position in copper wire bonding.

We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. Our principal products include:

Business Unit	Product Name	Served Market

Ball bonder	IConn-Power Series	Advanced packaging, copper bonding, ultra fine pitch
	ConnX-Power Series	Cost performance, low pin count
	ConnX-VLED-Power Series	LED applications
	AT Premier	Stud bumper

Die bonder	iStack-Power Series	Advanced stack die, ball grid array

Wedge bonder	3600 Plus / 7200 Plus	Power hybrid, semiconductor
	7600 Series	Smaller power packages

During our second quarter of fiscal 2009, we formally launched iStackPSTM  — our next generation die bonding platform for advanced stacked die and high-performance ball grid array (“BGA”) applications. iStack, developed under the project name Discovery, includes a number of innovative features that increase bonding speed, accuracy, and reliability. iStack is capable of delivering up to 30% productivity increases over the current generation of competing die bonder products. Our Power Series line of leading-edge bonding equipment now includes iStack,  ICONNPSTM and CONNXPSTM. Power Series products set new standards for performance and ease of use which reduces our customers’ cost of ownership.

Ball Bonders

Automatic ball bonders represent a significant portion of our semiconductor equipment business. As part of our competitive strategy, we seek to continually improve our models and periodically introduce new or improved models of our ball bonders. Each new or improved model is designed to increase both productivity and process capability compared to the predecessor model.

Our Power Series IConnPS ball bonders provide market leading IC interconnect performance for advanced packaging, copper wire bonding and ultra fine pitch capabilities. During the second quarter of fiscal 2009, we launched the ConnX-VLEDPSTM automatic ball bonder —an extension of our ConnXPSTM ball bonder designed specifically for vertical LED applications. Devices bonded with a vertical orientation of the lead frame include high brightness and high-power LED lamps. With the launch of ConnX-VLED, we now offer an excellent cost/performance bonding solution for the entire spectrum of LED applications. The LED market has been one of the bright spots in the semiconductor industry recently, as interest in energy-saving lighting solutions remains strong even amid the current economic weakness. We believe extending the technology leadership of ConnX to cover the full range of LED applications will help position us to grow with this market as energy efficient LED solutions become commonplace.

The improvement in productivity and technical performance of the Power Series bonders translates into lower cost of ownership for our customers, and gives us a competitive advantage. Our strategy includes continuing to expand the Power Series by developing new variants of the Iconn and the ConnX, each optimized for selected high growth applications such as the LED market.

Die Bonders

We utilize the same competitive strategy for our die bonders as we use for our ball bonder business, including developing new models which improve the productivity and capability of the die bonders as well as increases the size of the served available market for our products.

During the second fiscal quarter of 2009, we formally launched iStackPSTM — our next generation die bonding platform for advanced stacked die and high-performance ball grid array (“BGA”) applications. iStack was developed under the project name Discovery, and will allow us to compete aggressively in the growing advanced packaging/stacked die market space. iStack is capable of delivering up to 30% productivity increases over the current generation of die bonding products. We will conduct a series of customer evaluations of iStack over the next few months. We expect iStack to reset the standards in die bonding for its targeted applications and to increase our share of the overall die bonding market.

We announced the end of life of both our Easyline and Swissline series of Die Bonders during the second quarter of fiscal 2009.

Wedge Bonders

As a result of the Orthodyne acquisition, we are now the leaders in the design and manufacture of wedge bonders for the power semiconductor and power hybrid module markets. Wedge bonders use wire or ribbon bonds to attach high-current-capacity aluminum wire to power semiconductors in discrete power devices or in modules, such as inverters for hybrid cars or alternative energy solutions. Wedge bonding also attach large-diameter wire to semiconductors when packaging or reliability constraints do not allow the use of ball bonding.

Our portfolio of wedge bonding products includes:

•           The 3600plus and 7200plus wedge bonders — leading choices for power interconnects in both the power hybrid and semiconductor markets;

•           The 7600 series wedge bonder — the 7600 wedge bonder was introduced at SEMICON events in March of 2009. This product is targeted primarily at the market for small power packages and will extend our product portfolio to include reel-to-reel type applications, and;

•           PowerRibbon® — a leading-edge interconnect for power packages. PowerRibbon uses a flat ribbon, rather than a round wire, and is continuing to gain acceptance in the market for small power packages and automotive high current applications. PowerRibbon is available to our customers as a retrofit kit for existing wedge bonders, or supplied to them on new wedge bonder equipment. Further extension of our PowerRibbon range towards both larger and smaller sizes is expected to continue throughout 2009.

Other Equipment Products and Services

We also sell smaller equipment product lines which include: manual wire bonders, manual wedge bonders and studbumper bonders.

In addition to the above equipment products, through our Support Services, we offer spare parts, equipment repair and training services, and upgrades.  Support Services provides various after market support for our customers as well as stable revenue than our traditional businesses as Support Services grows with our installed base.

Expendable Tools

We offer a variety of expendable tools developed for a broad range of semiconductor packaging applications, such as:

•           Capillaries – capillaries are ceramic bonding tools through which wire is threaded. The capillary’s predefined dimension and design allows for precise control of the ball bonding process responses, such as the bonded ball diameter and height.
•           Wedge tools – wedge bonders use wedge tools to guide the wire, transfer energy for bonding, and form the loop in the wire. Wedge tools are used with both ribbon and wire. We offer wedge tools for both our traditional K&S customers as well as our Wedge bonder customers.
•           Wafer saw blades - cut silicon wafers into individual semiconductor die.

In addition to these expendable tools, we also provide various other tools including; precision wire guides, cutter blades, clamp tooling as well as other customized micro tools.

RESULTS OF OPERATIONS

Net Revenue

Our customers are primarily located in or have operations in the Asia/Pacific region. Approximately 96.4% and 96.2% of our net revenue for the three months ended March 29, 2008 and March 28, 2009, respectively, was to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.  Likewise, approximately 96.6% and 93.4% of our net revenue for the six months ended March 29, 2008 and March 28, 2009, respectively, was to customer locations outside of the United States.

The following table reflects net revenue by business segment for the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended				Six months ended
(in thousands)	March 29, 2008	March 28, 2009	$ Change	% Change	March 29, 2008	March 28, 2009	$ Change	% Change
Equipment	$57,560	$16,977	$(40,583)	-70.5%	$165,018	$40,636	$(124,382)	-75.4%
Expendable Tools	13,221	8,255	(4,966)	-37.6%	29,295	22,012	(7,283)	-24.9%
	$70,781	$25,232	$(45,549)	-64.4%	$194,313	$62,648	$(131,665)	-67.8%

Equipment

The following table reflects the components of Equipment net revenue change between the three and six months ended March 29, 2008 and March 28, 2009:

	March 29, 2008 vs. March 28, 2009
	Three months ended				Six months ended
(in thousands)	Price	Volume	Orthodyne	$ Change	Price	Volume	Orthodyne	$ Change
Equipment	$(687)	$(43,325)	$3,429	$(40,583)	$(547)	$(134,534)	$10,699	$(124,382)

For the three months ended March 28, 2009, lower Equipment net revenue was due to a 90.3% decrease in volume for ball bonders and 50.4% decrease in Support Services revenue. As overall consumer demand for electronic equipment has declined, so has the factory utilization of our subcontractor and IDM customers. Accordingly, demand for semiconductor capital equipment has decreased and our sales volume has declined. The volume decrease was partially offset by net revenue from our Wedge bonder Equipment business acquired during fiscal 2009. Prices were lower in our ball bonder business due to customer mix as well as product mix.  We still sold a large mix of our Maxum Ultra and Maxum Elite ball bonders in the quarter ended March 28, 2009. As these machines move towards the end of their product life cycle, we realize lower selling prices than one year earlier.

For the six months ended March 28, 2009, lower Equipment net revenue was due to a 93.4% decrease in volume for ball bonders and 38.4% decrease in sales for Support Services. As overall consumer demand for electronic equipment has declined, so has the factory utilization of our subcontractor and IDM customers. Accordingly, demand for semiconductor capital equipment has decreased and as a result, volume has declined for our Equipment segment. The overall volume decrease was partially offset by net revenue from our Wedge bonder Equipment business acquired during fiscal 2009. The higher volume for the six months ended March 29, 2008 was driven by increased demand from the graphic and communications market of which we sold a high mix of machines to subcontractors.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three and six months ended March 29, 2008 and March 28, 2009:

	March 29, 2008 vs. March 28, 2009
	Three months ended				Six months ended
(in thousands)	Price	Volume	Orthodyne	$ Change	Price	Volume	Orthodyne	$ Change
Expendable Tools	$227	$(7,579)	$2,386	$(4,966)	$131	$(14,250)	$6,836	$(7,283)

Expendable Tools net revenue for the three months ended March 28, 2009 was lower primarily due to volume decreases in both our Tools and Blades businesses. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment has declined, so has the demand for IC units. As a result, volume has declined for our Expendable Tools segment. Tools volumes decreased 57.0%, while Blades volumes decreased 59.1%. The volume decrease was somewhat offset by net revenue from our wedge bonder Tools business acquired during fiscal 2009. Wedge bonder tools average selling prices increased 2.7% as a result of change in customer mix. Blades average selling prices increased 4.7% due to a change in product mix.

Expendable Tools net revenue for the six months ended March 28, 2009 was lower primarily due to volume decreases in both our Tools and Blades businesses. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment has declined, so has the demand for IC units. As a result, volume has declined for our Expendable Tools segment. Tools volumes decreased 48.8%, while Blades volumes decreased 47.7%. The volume decrease was somewhat offset by net revenue from our wedge bonder Tools business acquired during fiscal 2009.

Gross Profit

The following table reflects gross profit by business segment for the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended				Six months ended
	March 29, 2008	March 28, 2009	$ Change	% Change	March 29, 2008	March 28, 2009	$ Change	% Change
Equipment	$22,757	$4,413	$(18,344)	-80.6%	$64,422	$11,415	$(53,007)	-82.3%
Expendable Tools	5,850	3,632	(2,218)	-37.9%	14,803	10,558	(4,245)	-28.7%
Total	$28,607	$8,045	$(20,562)	-71.9%	$79,225	$21,973	$(57,252)	-72.3%
Total Gross Profit	40.4%	31.9%			40.8%	35.1%

The following table reflects gross profit as a percentage of net revenue by business segment for the three and six months ended March 29, 2008 and March 28, 2009.

	Three months ended		Percentage	Six months months ended		Percentage
	March 29, 2008	March 28, 2009	Point Change	March 29, 2008	March 29, 2009	Point Change
Equipment	39.5%	26.0%	-13.5%	39.0%	28.1%	-10.9%
Expendable Tools	44.2%	44.0%	-0.3%	50.5%	48.0%	-2.6%
Total	40.4%	31.9%	-8.5%	40.8%	35.1%	-5.7%

Equipment

The following table reflects the components of Equipment gross profit change between the three and six months ended March 29, 2008 and March 28, 2009:

	March 29, 2008 vs. March 28, 2009
	Three months ended					Six months ended
(in thousands)	Price	Cost	Volume/Mix	Orthodyne	Change	Price	Cost	Volume/Mix	Orthodyne	Change
Equipment	$(687)	$(198)	$(17,099)	$807	$(17,177)	$(547)	$(985)	$(52,694)	$2,386	$(51,840)

For the three months ended March 28, 2009, gross profit declined mainly due to decreases in volume for Ball Bonders and sales for Support Services. These volume declines are mainly due to deterioration in global demand for assembly equipment due to the global economic crisis. As overall consumer demand for electronic equipment has declined, so has the factory utilization of our subcontractor and IDM customers. Accordingly demand for semiconductor capital equipment has decreased. As a result, volume has declined for our Equipment segment.  The decrease in gross profit was partially offset by gross profit from our Wedge bonder Equipment business acquired during fiscal 2009.

For the six months ended March 28, 2009, gross profit declined mainly due to decreases in volume for ball bonders and sales for Support Services. As overall consumer demand for electronic equipment has declined, so has the factory utilization of our subcontractor and IDM customers. Accordingly demand for semiconductor capital equipment has decreased. As a result, volume has declined for our Equipment segment. The decrease in gross profit was partially offset by gross profit from our Wedge bonder Equipment business acquired during fiscal 2009. The decrease in the gross profit margin over the three to six month period is primarily due to fixed manufacturing costs that could not be absorbed by our lower volumes.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three and six months ended March 29, 2008 and March 29, 2009:

	March 29, 2008 vs. March 28, 2009
	Three months ended					Six months ended
(in thousands)	Price	Cost	Volume/Mix	Orthodyne	Change	Price	Cost	Volume/Mix	Orthodyne	Change
Expendable Tools	$227	$(547)	$(3,347)	$1,606	$(2,061)	$131	$(1,482)	$(7,209)	$4,500	$(4,060)

For the three months ended March 28, 2009, Expendable Tools gross profit decreased mainly due to lower volume in both our Tools and Blades businesses as the global economic crisis caused a fall in the demand for Expendable Tools. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment has declined, so has the demand for IC units. As a result, volume has declined for our Expendable Tools segment. Tools volume decreased 57.0%, while Blades volume decreased 59.1%. The gross profit decrease for Tools and Blades was somewhat offset by net revenue from our Wedge bonder Tools business acquired during fiscal 2009. The decrease in the gross profit margin was primarily due to fixed manufacturing costs not being fully absorbed by the lower volumes.

For the six months ended March 28, 2009, Expendable Tools gross profit decreased mainly due to lower volume in both our Tools and Blades businesses as the global economic crisis caused a fall in the demand for Expendable Tools. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment has declined, so has the demand for IC units. As a result, volume has declined for our Expendable Tools segment. Tools volume decreased 48.8%, while Blades volume decreased 47.7%. The volume decrease for Tools and Blades was somewhat offset by net revenue from our Wedge bonder Tools business acquired during fiscal 2009. The decrease in the gross profit margin was primarily due to fixed manufacturing costs not being fully absorbed by the lower volumes.

Operating Expenses

The following table reflects operating expenses during the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 29, 2008	March 28, 2009	$ Change	% Change	March 29, 2008	March 28, 2009	$ Change	% Change
Selling, general and administrative	$19,721	$27,836	$8,115	41.1%	$44,872	$57,688	$12,816	28.6%
Research and development	15,690	13,258	(2,432)	-15.5%	30,222	28,658	(1,564)	-5.2%
Impariment of goodwill	-	2,709	2,709	100.0%	-	2,709	2,709	100.0%
U.S. pension plan termination	9,152	-	(9,152)	-100.0%	9,152	-	(9,152)	-100.0%
Total	$44,563	$43,803	$(760)	-1.7%	$84,246	$89,055	$4,809	5.7%

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended			Six months ended
	March 29, 2008	March 28, 2009	% Change	March 29, 2008	March 28, 2009	% Change
Selling, general and administrative	27.9%	110.3%	82.5%	23.1%	92.1%	69.0%
Research and development	22.2%	52.5%	30.4%	15.6%	45.7%	30.2%
Impairment of goodwill	0.0%	10.7%	10.7%	0.0%	4.3%	4.3%
U.S. pension plan termination	12.9%	0.0%	-12.9%	4.7%	0.0%	-4.7%
Total	63.0%	173.6%	110.6%	43.4%	142.2%	98.8%

Selling, general and administrative (“SG&A”)

The increase of $8.1 million for the three months ending March 28, 2009 as compared to the same period last year was primarily due to:
•	$6.9 million of expense related to Wedge bonder business acquired during fiscal 2009 of which $2.7 million was amortization of intangible assets;
•	$4.2 million of resizing expense related to a February 2009 headcount reduction;
•	$0.9 million of lower foreign currency exchange gains.

These increases in SG&A expenses were partially offset by $3.0 million of lower operating expenses due to overall cost reductions and $0.6 million of lower equity-based compensation expense.

The SG&A increase of $12.8 million during the six months ended March 28, 2009 as compared to the same period a year ago was primarily due to:
•	$14.2 million of expense related to our Wedge bonder business acquired during fiscal 2009 of which $5.5 million was amortization of intangible assets;
•	$6.7 million of resizing expense related to headcount reductions;
•	$2.6 million expense related to contractual commitments for former Test facilities, and;
•	$2.2 million of legal expense.

These increases in SG&A were partially offset by:
•	$5.9 million of overall cost reductions;
•	$5.6 million lower incentive compensation and equity-based compensation expense, and;
•	$1.9 million of foreign currency exchange gains.

Research and development (“R&D”)

R&D expense decreased for the three and six months ending March 28, 2009 by $2.5 million and $1.6 million, respectively. The decrease for the three months ended March 28, 2009 was mostly attributable to $5.1 million in reductions mostly related to our Equipment businesses with the recent releases of our latest ball bonder and die bonder product platforms. These cost reductions were partially offset by $2.7 million of R&D costs related to our Wedge bonder business acquired during the current fiscal year.

The decrease for the six months ended March 28, 2009 was mostly attributable to $7.1 million in reductions mostly related to our Equipment businesses with the recent releases of our latest ball bonder and die bonder product platforms. These cost reductions were partially offset by $5.5 million of R&D costs related to our Wedge bonder business acquired during the current fiscal year.

Impairment of Goodwill

Due to the earlier than anticipated end of product life cycle for our EasyLine and SwissLine die bonders, during the three months ended March 28, 2009, we recorded a non-cash impairment charge of $2.7 million and reduced the value of the die bonder goodwill to zero.

U.S. Pension Plan termination

For the three and six months ending March 29, 2008, operating expenses included a one-time, non-cash expense of $9.2 million related to the termination of our U.S. pension plan.

Income (Loss) from Continuing Operations

The following table reflects business segment income (loss) from continuing operations for the three months and six months ended March 29, 2008 and March 28, 2009:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 29, 2008	% of net revenue	March 28, 2009	% of net revenue	March 29, 2008	% of net revenue	March 28, 2009	% of net revenue
Equipment	$(13,881)	-24.1%	$(33,277)	-196.0%	$(5,490)	-3.3%	$(65,008)	-160.0%
Expendable Tools	(2,075)	-15.7%	(2,481)	-30.1%	469	1.6%	(2,074)	-9.4%
Total	$(15,956)	-22.5%	$(35,758)	-141.7%	$(5,021)	100.0%	$(67,082)	106.8%

Equipment

Our higher Equipment segment loss from continuing operations for both the three and six months ended March 28, 2009 as compared to prior periods was primarily due to lower sales volume reflecting a decline in global demand for assembly equipment due to the global economic crisis. As overall consumer demand for electronic equipment has declined, so has the factory expansion of our subcontractor and IDM customers, accordingly demand for semiconductor capital equipment has decreased. As a result, volume has declined for our Equipment segment. In addition, due to the earlier than anticipated end of product life cycle for our EasyLine and SwissLine die bonders, during the three months ended March 28, 2009, we recorded a non-cash impairment charge of $2.7 million and reduced the value of the die bonder goodwill to zero.

Expendable Tools

Lower gross profit for all periods presented is due to the reduction in consumer demand for electronic equipment which has decreased the demand of IC units and therefore the demand of our expendable tools products. We have been able to offset a large portion of these lower gross margins with decreases in operating expenses. Operating expenses were reduced $3.7 million for the three months ended March 28, 2009 compared to the three months ended March 29, 2008, and were lower by $5.5 million for the six months ended March 28, 2009 as compared to the prior year period.

Gain on Extinguishment of Debt

The following table reflects purchases of our Convertible Subordinated Notes for the three and six months ended March 29, 2008 and March 28, 2009:
	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
0.5% Convertible Subordinated Notes (1):
Face value purchased	$-	$-	$4,000	$43,050
Net cash	-	-	3,815	42,839
Deferred financing costs	-	-	15	18
Recognized gain, net of deferred financing costs	-	-	170	193

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$-	$13,036	$-	$16,036
Net cash	-	10,168	-	12,158
Deferred financing costs	-	82	-	106
Recognized gain, net of deferred financing costs	-	2,786	-	3,772
Gain on early extinguishment of debt	$-	$2,786	$170	$3,965

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.
(2)	Activity during the three months ended March 28, 2009 reflects repurchases pursuant to a tender offer.

Interest Income and Expense

The following table reflects interest income and interest expense for the three and six months ended March 29, 2009 and March 28, 2009:
	Three months ended				Six months ended
(dollar amounts in thousands)	March 29, 2008	March 28, 2009	$ Change	% Change	March 29, 2008	March 28, 2009	$ Change	% Change
Interest income	$1,191	$193	$(998)	-83.8%	$2,760	$947	$(1,813)	-65.7%
Interest expense	(885)	(640)	245	-27.7%	(1,757)	(1,374)	383	-21.8%

The decline in interest income from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 was due to lower rates of return on invested cash balances. The decrease in interest expense during the three and six months ended March 28, 2009 as compared to the prior year periods was attributable to the retirement of our 0.5% Convertible Subordinated Notes and repurchase of $16.0 million (face value) of our 1.0% Convertible Subordinated Notes.

Provision (Benefit) for Income Taxes

The following table reflects the provision (benefit) for income taxes and the effective tax rate from continuing operations for the six months ended March 29, 2008 and March 28, 2009:

	Six months ended
(in thousands)	March 29, 2008	March 28, 2009
Loss from continuing operations before taxes	$(3,848)	$(63,544)
Provision (benefit) for income taxes	11	(12,158)

Loss from continuing operations	$(3,859)	$(51,386)

Effective tax rate	-0.3%	19.1%

For the six months ended March 28, 2009, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: increases in the valuation allowance, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in tax reserves.

For the six months ended March 29, 2008, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, increases in deferred taxes for unremitted earnings, the tax effect of the termination of the U.S. pension plan and increases in tax reserves.

In October 2007, the tax authority in Israel issued us a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations). We provided a non-current income tax liability for uncertain tax positions on our Consolidated Balance Sheet as of September 27, 2008 related to this assessment, as required under FIN 48. On December 24, 2008, we, through our Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest. The settlement was paid during our second fiscal quarter. As a result of the Israel tax settlement, we recognized a $12.1 million benefit from income taxes through the six months ended March 28, 2009. The $12.1 million benefit was a result of reversing the liability for unrecognized tax benefits on our Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $12.5 million for which the matter was settled. The entire amount of the reversal impacted our effective tax rate as indicated above.

Income (Loss) from Discontinued Operations, net of tax

We committed to a plan of disposal for our Wire business in fiscal 2008, and on September 29, 2008, completed the sale of certain assets and liabilities associated with the Wire business. Included in discontinued operations for the six months ended March 28, 2009, we recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax.

The following table reflects operating results of the Wire business discontinued operations for the three and six months ended March 29, 2008 and March 28, 2009:

	Three months ended		Six months ended
(in thousands)	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009

Net revenue	$105,559	$-	$208,277	$-

Income (loss) before tax	$5,318	$-	$11,847	$(319)
Gain on sale of Wire business before tax	-	-	-	23,524
Income from discontinued operations before tax	5,318	-	11,847	23,205
Income tax benefit (expense)	(560)	-	2,240	(478)
Income from discontinued operations, net of tax	$4,758	$-	$14,087	$22,727

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments as of March 28, 2009 was $130.2 million, a decrease of $55.8 million from September 27, 2008.  The $55.8 million decline includes $84.4 million for the repurchase and redemption of our 0.5% and 1.0% Notes and $13.6 million for settlement of Israel taxes and associated fees.

The following table reflects cash, cash equivalents and short term investments as of September 27, 2008 and March 28, 2009:
	As of
(dollar amounts in thousands)	September 27, 2008	March 28, 2009	Change
Cash and cash equivalents	$144,932	$127,607	$(17,325)
Restricted cash (1)	35,000	281	(34,719)
Short-term investments	6,149	2,354	(3,795)
Total cash and investments	$186,081	$130,242	$(55,839)
Percentage of total assets from continuing operations	55.3%	36.7%

(1)  Our gold financing arrangement for our former Wire business required restricted cash of $35.0 million which was reflected on the Consolidated Balance Sheet as of September 27, 2008. During the first fiscal quarter of 2009, in connection with the sale of the Wire business, the restriction on the cash balance was released upon termination of the credit facility. Restricted cash as of March 28, 2009 was required for customs in China.

The following table reflects summary Consolidated Statement of Cash Flow information for the six months ended March 29, 2008 and March 28, 2009:

	Six months ended
(in thousands)	March 29, 2008	March 28, 2009

Cash flows provided by (used in):

Operating activities, continuing operations	$17,975	$(29,833)
Operating activities, discontinued operations	(7,857)	(1,218)
Operating activities	10,118	(31,051)

Investing activities, continuing operations	(4,707)	(51,889)
Investing activities, discontinued operations	(103)	149,857
Investing activities	(4,810)	97,968

Financing activities	(3,512)	(84,355)

Effect of exchange rate on cash and cash equivalents	(620)	113

Changes in cash and cash equivalents	1,176	(17,325)
Cash and cash equivalents, beginning of period	150,571	144,932
Cash and cash equivalents, end of period	151,747	127,607
Restricted cash and short-term investments	19,379	2,635
Total cash and investments	$171,126	$130,242

Six months ended March 28, 2009

Continuing Operations

Net cash used in operating activities was primarily attributable to our net loss from continuing operations of $51.4 million partially offset by non-cash adjustments of $10.7 million and net cash inflows from operating assets and liabilities of $10.8 million. The non-cash adjustment was primarily due to depreciation of $11.3 million. The net inflow of cash from operating assets and liabilities of $10.8 million was primarily due to $46.6 million decrease in accounts receivable, $6.7 million decrease in prepaid expenses and other current assets, partially offset by decreases in accounts payable and accrued expenses of $20.7 million, and a decrease in income taxes payable of $20.8 million. The accounts receivable change of $10.8 million was due to the fiscal 2009 inclusion of Orthodyne. Remaining changes in operating assets and liabilities were primarily due to the impact of lower sales volumes. The change in income taxes payable was due to the settlement of our tax audit in Israel.

Net cash used in investing activities was primarily due to the purchase of Orthodyne for $87.0 million partially offset by the net reduction in restricted cash of $34.7 million that was used to support gold financing for our former Wire business. Net proceeds from the sale of investments were $3.8 million and cash used for capital expenditures totaled $3.3 million.

Net cash used in financing activities included $84.4 million for the repurchase of 0.5% and 1.0% Convertible Subordinated Notes and payment upon maturity of the remaining 0.5% Convertible Subordinated Notes.

Discontinued Operations

Net cash used in operating activities of discontinued operations of $1.2 million was a result of facility payments for our former Test business and costs for the shutdown of our Wire business.

Net cash provided by investing activities of discontinued operations of $149.9 million was a result of $155.0 million paid to us by Heraeus for our Wire business less related transaction costs.

Six months ended March 29, 2008

Continuing Operations

Net cash provided by operating activities was primarily attributable to a net loss of $3.9 million offset by $20.1 million of non-cash adjustments. The non-cash adjustments were mainly the result of: $9.2 million pension termination charge; $5.9 million provision for inventory valuation; $4.6 million depreciation and $4.1 million equity-based compensation expense. Net cash provided by changes in assets and liabilities was $1.8 million.

Net cash used in investing activities was primarily due to a $10.0 million increase in restricted cash, and $4.7 million of capital expenditures partially offset by $10.0 million of net sales of short-term investments.

Net cash used in financing activities included $3.8 million for the repurchase of $4.0 million (face value) of 0.5% Convertible Subordinated Notes partially offset by $0.3 million of proceeds from the exercise of stock options.

Discontinued Operations

Net cash used in operating activities of discontinued operations of $7.9 million was the result of Wire business operating activities of $7.1 million and $0.7 million of facility payments related to our former Test business. Wire operating activities were a result of $14.1 million of net income offset by $21.2 million of changes in working capital.

Net cash provided by investing activities was due to $0.1 million of Wire capital expenditures.

Fiscal 2009 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2009 capital expenditure needs to be approximately $3.0 million.  Expenditures are expected to be primarily used for the implementation of a new worldwide software system, infrastructure to support our die bonder and wedge bonder platforms, and for our operations infrastructure in Asia.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months.  However, our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict the timing, severity or duration of the current economic and industry downturns or the timing, strength or duration of a subsequent recovery.  We may continue to use our cash to purchase Convertible Subordinated Notes prior to maturity.

We may seek, as we believe appropriate, additional debt or equity financing to refinance our current Convertible Subordinated Notes, provide capital for corporate purposes, working capital funding, and additional liquidity if current economic and industry conditions remain weak or to fund future growth opportunities.  The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including actual and our projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 28, 2009 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of March 28, 2009:

		Payments due by period
		Less than	1 - 3	3 - 5	More than	Due date not
(in thousands)	Total	1 year	years	years	5 years	determinable
Contractual Obligations:
Long-term debt	$158,964		$48,964	$110,000
Long-term liabilities:
Long-term facility accrual related to discontinued operations (Test)	3,726		3,726
Post-employment foreign severance obligations	2,615					$2,615
Switzerland pension plan obligation	2,162	$650				1,512
Operating lease retirement obligations	1,624				$1,624
Total Obligations and Commitments reflected on the Consolidated Financial Statements	$169,091	$650	$52,690	$110,000	$1,624	$4,127
Contractual Obligations:
Interest expense	$4,103	$1,452	$1,207	$1,444
Operating lease obligations (1)	41,010	4,416	15,573	9,508	$11,513	$-
Inventory purchase obligations (2)	28,000	28,000	-	-	-	-
Commercial Commitments:
Standby Letters of Credit (3)	1,403	1,403	-	-	-	-
Total Obligations and Commitments not reflected on the Consolidated Financial Statements	$74,516	$35,271	$16,780	$10,952	$11,513	$-

 (1) We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

(2) We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(3)  We provide standby letters of credit which represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

The following table reflects our Convertible Subordinated Notes as of March 28, 2009:

Type	Maturity Date	Par Value (in thousands)	Fair Value as of March 28, 2009 (in thousands) (1)	Standard & Poor's rating (2)

1.0 % Convertible Subordinated Notes	June 30, 2010	$48,964	$33,296	B+
0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$52,591	Not rated

(1)
In accordance with Statements of Financial Accounting Standards No. 157, Fair Value Measurement, the Company relies on observable market data such as the Company's common stock price, interest rates, and other market factors.

(2)
On March 31, 2009, we requested the withdrawal of our credit ratings by Standard & Poor’s Ratings Services. As a result, Standard & Poor's withdrew its "B+" corporate credit rating on us as well as its "B+" issue-level rating on our 1.0% Convertible Subordinated Notes due 2010. Our 0.875% Convertible Subordinated Notes due in 2012 are not rated. We determined that maintenance of the corporate rating and the rating on our 2010 notes was no longer necessary.

The U.S. Internal Revenue Service (“IRS”) is in the initial stages of an income tax audit for the fiscal 2006 tax year. As of March 28, 2009, the IRS auditor has submitted an initial information request and we are in the process of responding to that request. No further information is available with respect to this audit.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in Item 1 for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our consolidated results of operations and financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (such as corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of March 28, 2009, we had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, of $2.4 million. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 28, 2009, the fair market value of the portfolio would decline by less than $100,000.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia and Singapore. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China. Based on our overall currency rate exposure as of March 29, 2008, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our board has granted management with authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2009 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

During the first quarter of fiscal 2009, we expanded our Oracle financial system to include our consolidation process and our Singapore location. There were no other changes in our internal controls over financial reporting that occurred during the six months ended March 28, 2009 that may have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 27, 2008 filed with the Securities and Exchange Commission.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Shareholders was held on February 10, 2009. At this meeting, Messrs. Garrett E. Pierce and C. William Zadel were reelected to the Board of Directors of the Company for terms expiring at the 2013 Annual Meeting.  In such election, 53,181,234 votes were cast for each of Messrs. Pierce and Zadel.  Under Pennsylvania law, the election of directors is based on plurality voting and as such votes are not cast against a candidate.  Proxies filed by the holders of 1,582,143 at the 2009 Annual Meeting withheld authority to vote for each of Messrs. Pierce and Zadel. Messrs. C. Scott Kulicke, Brian R. Bachman, John A. O’Steen, MacDonnell Roehm, Jr., and Barry Waite will continue as directors of the Company until their respective terms expire or until their successors have been duly elected and qualified.

Also at the meeting, 29,771,849 shares were voted in favor of the proposal to approve the 2009 Equity Plan, and 7,199,220 shares were voted against such proposal.  Proxies filed by the holders of 148,124 shares at the 2009 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.  The broker non-votes totaled 18,611,199 for this proposal.

Lastly, 54,506,982 shares were voted in favor of the reappointment of PricewaterhouseCoopers LLP as independent accountants of the Company to serve until the 2010 Annual Meeting, and 746,389 shares were voted against such proposal.  Proxies filed by the holders of 477,021 shares at the 2009 Annual Meeting instructed the proxy holders to abstain from voting on such proposal.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 7, 2009	By: /s/ MAURICE E. CARSON
Maurice E. Carson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)