Form 10-Q
period 2009-06-27
KULICKE & SOFFA INDUSTRIES INC
filed 2009-07-31
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

As of July 27, 2009, there were 61,306,612 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

June 27, 2009

Index

PART I. - FINANCIAL INFORMATION
Item 1. – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

		(Unaudited)
	September 27, 2008	June 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$144,932	$114,687
Restricted cash	35,000	281
Short-term investments	6,149	2,317
Accounts and notes receivable, net of allowance for doubtful accounts of $1,376 and $1,784 respectively	56,643	50,542
Inventories, net	27,236	42,103
Prepaid expenses and other current assets	18,729	10,508
Deferred income taxes	2,118	1,162
Current assets of discontinued operations	127,958	-
Total current assets	418,765	221,600

Property, plant and equipment, net	36,900	38,250
Goodwill	2,709	26,698
Intangible assets	386	51,647
Other assets	5,468	5,767
Non-current assets of discontinued operations	32,909	-
Total assets	$497,137	$343,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$72,412	$-
Accounts payable	25,028	20,682
Accrued expenses and other current liabilities	27,255	30,689
Income taxes payable	569	586
Current liabilities of discontinued operations	34,411	-
Total current liabilities	159,675	51,957

Long-term debt	175,000	158,964
Deferred income taxes	21,591	15,319
Other liabilities	37,780	10,666
Other liabilities of discontinued operations	624	-
Total liabilities	394,670	236,906

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 58,558 and 66,056 respectively; outstanding 53,648 and 61,251 shares, respectively	295,841	343,534
Treasury stock, at cost, 4,910 shares	(46,118)	(46,118)
Accumulated deficit	(149,465)	(191,982)
Accumulated other comprehensive income	2,209	1,622
Total shareholders' equity	102,467	107,056

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$497,137	$343,962

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	June 28,	June 27,	June 28,	June 27,
	2008	2009	2008	2009
Net revenue	$72,507	$52,076	$266,820	$114,724

Cost of sales	42,805	32,407	157,893	73,082

Gross profit	29,702	19,669	108,927	41,642

Selling, general and administrative	22,180	21,887	67,052	79,575
Research and development	15,012	12,264	45,234	40,922
Impairment of goodwill	-	-	-	2,709
U.S. pension plan termination	-	-	9,152	-
Total operating expenses	37,192	34,151	121,438	123,206

Loss from operations	(7,490)	(14,482)	(12,511)	(81,564)
Interest income	968	75	3,728	1,022
Interest expense	(850)	(607)	(2,607)	(1,981)
Gain on extinguishment of debt	-	-	170	3,965
Loss from continuing operations before tax	(7,372)	(15,014)	(11,220)	(78,558)
Benefit for income taxes from continuing operations	(2,629)	(1,156)	(2,618)	(13,314)
Loss from continuing operations, net of tax	(4,743)	(13,858)	(8,602)	(65,244)
Income from discontinued operations, net of tax	2,946	-	17,033	22,727
Net income (loss)	$(1,797)	$(13,858)	$8,431	$(42,517)

Loss per share from continuing operations:
Basic	$(0.09)	$(0.23)	$(0.16)	$(1.07)
Diluted	$(0.09)	$(0.23)	$(0.16)	$(1.07)

Income per share from discontinued operations:
Basic	$0.06	$-	$0.32	$0.37
Diluted	$0.06	$-	$0.32	$0.37

Net income (loss) per share:
Basic	$(0.03)	$(0.23)	$0.16	$(0.70)
Diluted	$(0.03)	$(0.23)	$0.16	$(0.70)

Weighted average shares outstanding:
Basic	53,528	61,220	53,392	60,908
Diluted	53,528	61,220	53,392	60,908

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	June 28, 2008	June 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,431	$(42,517)
Less: income from discontinued operations	17,033	22,727
Loss from continuing operations	(8,602)	(65,244)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
U.S. pension plan termination	9,152	-
Swiss pension curtailment and settlement	-	(1,446)
Gain on early extinguishment of debt	(170)	(3,965)
Impairment of goodwill	-	2,709
Depreciation and amortization	6,647	16,370
Equity-based compensation and non-cash employee benefits	5,544	1,418
Provision for doubtful accounts	284	646
Provision for inventory valuation	4,207	8,670
Deferred taxes	(3,718)	(7,201)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	49,674	28,394
Inventory	5,276	1,266
Prepaid expenses and other current assets	(1,848)	8,873
Accounts payable and accrued expenses	(43,679)	(7,092)
Income taxes payable	1,303	(26,672)
Other, net	866	2,029
Net cash provided by (used in) continuing operations	24,936	(41,245)
Net cash used in discontinued operations	(1,893)	(1,699)
Net cash provided by (used in) operating activities	23,043	(42,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Orthodyne	-	(87,039)
Proceeds from sales of investments classified as available-for-sale	40,136	6,226
Purchases of investments classified as available-for-sale	(29,311)	(2,402)
Purchases of property, plant and equipment	(6,269)	(4,398)
Changes in restricted cash, net	(10,000)	34,719
Net cash used in continuing operations	(5,444)	(52,894)
Net cash provided by (used in) discontinued operations	(156)	149,857
Net cash provided by (used in) investing activities	(5,600)	96,963

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	544	54
Payments on borrowings	(3,831)	(84,358)
Net cash used in financing activities, continuing operations	(3,287)	(84,304)
Effect of exchange rate changes on cash and cash equivalents	(531)	40
Changes in cash and cash equivalents	13,625	(30,245)
Cash and cash equivalents, beginning of period	150,571	144,932
Cash and cash equivalents, end of period	$164,196	$114,687

CASH PAID FOR:
Interest	$1,971	$1,463
Income taxes	$4,478	$1,178

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

On October 3, 2008, the Company completed the acquisition of substantially all of the assets of Orthodyne Electronics Corporation (“Orthodyne”), a privately held company based in Irvine, California. In connection with the Orthodyne acquisition, the Company issued 7.1 million common shares with an estimated value at issuance of $46.2 million and paid $82.6 million in cash (see Note 4).

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

Management has evaluated subsequent events through the date these financial statements were available to be issued which was July 28, 2009.

Nature of Business

The Company designs, manufactures and markets capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices, power semiconductors, power modules, LEDs and discrete devices. The Company’s equipment portfolio includes ball bonders (used to connect fine wires in semiconductor devices), wedge bonders (used to connect heavier wire or ribbon in power semiconductors and modules), and die bonders (used to attach die to the semiconductor package). The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and marketed by the Company and, to a lesser extent, expendable tools such as those sold by the Company. These downturns and slowdowns, including the present economic downturn, have adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include allowances for uncollectible accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets and intangible assets, goodwill, valuation allowances for deferred tax assets, deferred tax liabilities for undistributed earnings of certain foreign subsidiaries, tax contingencies, pension benefit liabilities, warranty expense and liabilities, share-based payments and litigation. Actual results could differ from those estimated.

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of September 27, 2008 and June 27, 2009 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. Dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into the Company’s reporting currency, the U.S. dollar, most notably in China.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments

Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with Statements of Financial Accounting Standards (“SFAS”) SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices as of the balance sheet date. Quoted market prices are considered level one measurements as detailed in SFAS No. 157, Fair Value Measurements (“SFAS 157”). Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company generally records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted future consumption for non-Wedge bonder equipment, twenty-four months historical consumption for Wedge bonder equipment and spare parts, and twelve months historical consumption for expendable tools. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves for the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than its projections, additional inventory reserves may be required.

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

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars; however, the functional currency of some of the Company’s subsidiaries is their local currency. For the Company’s subsidiaries that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)), in accordance with SFAS No. 52, Foreign Currency Translation. Cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income. The Company recorded net foreign currency transaction losses of $1.6 million and $0.9 million for the three months ended June 28, 2008 and June 27, 2009, respectively. In addition, the Company recorded net foreign currency transaction loss of $1.9 million and a gain of $0.8 million for the nine months ended June 28, 2008 and June 27, 2009, respectively.

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

Extinguishment of Debt

In accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64: Amendment of FASB Statement No. 13; and Technical Corrections, and Accounting Principles Board (“APB”) No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Items, gains and losses from the extinguishment of debt are included in income (loss) from operations unless the extinguishment is both unusual in nature and infrequent in occurrence, in which case the gain or loss would be presented as an extraordinary item.

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

Recent Accounting Pronouncements

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired during and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact that FSP 142-3 will have on its consolidated results of operations and financial condition

FSP APB 14-1

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Beginning fiscal 2010,, the Company will adopt FSP APB 14-1 retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. The adoption of FSP APB 14-1 will have a material impact on the Company’s consolidated results of operations.

As of June 27, 2009, $110.0 million aggregate principal amount of 0.875% Convertible Subordinated Notes due 2012 were outstanding. The Company determined the liability component of its 0.875% Convertible Subordinated Notes by assessing the fair value of debt instruments without an associated equity component issued by companies with similar credit ratings and terms at the time the Company’s Notes were issued. The effective interest rate for non-convertible debt with similar credit ratings and terms was 7.85%. Next, the Company determined the fair value of the equity component of the embedded conversion option by deducting the fair value of the liability component from the initial proceeds of the convertible debt instrument. The Company determined the fair value of the embedded equity component of the Notes at the time of issuance was $30.7 million. Upon adoption, the Company will restate historical periods to reflect the application of FSP APB 14-1, and the $30.7 million debt discount will be reclassified as a reduction to accumulated deficit. The debt discount will be amortized under the effective interest method from the original issue date. As of October 4, 2009, the remaining unamortized debt discount will be $14.7 million and will be amortized over the remaining life of the Notes ending at maturity in June 2012.

Debt issuance costs of $3.6 million were incurred in connection with the 0.875% Convertible Subordinated Notes. The Company determined the portion of these costs associated with the equity component was $1.0 million. Upon adoption, the Company will restate historical periods to reflect the application of FSB APB 14-1, and the $1.0 million of debt issuance costs will be reclassified as a reduction to accumulated deficit. The debt issuance costs will be amortized under the effective interest method from the original issue date. As of October 4, 2009, the remaining unamortized debt issuance costs will be $1.5 million and will be amortized over the remaining life of the Notes ending at maturity in June 2012.

As a result of the adoption of FSP APB 14-1, in the first quarter of fiscal 2010, the Company will record $1.4 million additional net interest expense attributable to the amortization of the debt discount related to the equity component and a corresponding amount of amortization of debt issuance costs. For fiscal 2010, the Company will record additional net interest expense of $6.1 million and a corresponding offset to accumulated amortization of debt issuance costs.

FSP EITF 03-6-1

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP EITF 03-6-1 beginning fiscal 2010; however, the adoption will not have any impact on the Company’s consolidated results of operations and financial condition.

EITF 07-5

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP EITF 07-5 for fiscal 2010; however, the adoption will not have any impact on the Company’s consolidated results of operations or financial condition.

FSP SFAS 107-1

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1”), with APB Opinion No. 28-1, Interim Financial Reporting (“APB 28-1”). The two amendments require disclosures about the fair value of financial instruments in the interim and annual financial statements. Both FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 resulted in the disclosure of fair values attributable to debt instruments within the Company’s financial statements as of June 27, 2009.

FSP SFAS 157-4

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance on enhanced disclosures, including interim and annual disclosure of the input and valuation techniques, or changes in techniques, used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. Applicable to all assets and liabilities, FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP SFAS 157-4 for the period ended June 27, 2009; however, the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

SFAS 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 for the period ended June 27, 2009. The adoption does not result in any significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The Company has performed an evaluation of subsequent events through the date these financial statements were available to be issued, which was July 28, 2009.

SFAS 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the authoritative source for accounting principles of non-governmental entities to conform to Generally Accepted Accounting Principles used in the preparation of financial statements. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on October 3, 2009 and will monitor the impact on its consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

The Company committed to a plan of disposal for its Wire business in fiscal 2008, and on September 29, 2008, completed the sale of certain assets and liabilities associated with its Wire business. Included in discontinued operations, are net proceeds of $149.9 million and a net gain of $22.7 million, net of tax, related to the sale of the Wire business.

The following table reflects operating results of the Wire business discontinued operations for the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009

Net revenue	$107,612	$-	$315,889	$-

Income (loss) before tax	$5,690	$-	$17,537	$(319)
Gain on sale of Wire business before tax	-	-	-	23,524
Income from discontinued operations before tax	5,690	-	17,537	23,205
Income tax expense	(2,744)	-	(504)	(478)
Income from discontinued operations, net of tax	$2,946	$-	$17,033	$22,727

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

The following table reflects cash flows associated with the Company’s discontinued operations for the nine months ended June 28, 2008 and June 27, 2009:

	Nine months ended
(in thousands)	June 28, 2008	June 27, 2009

Cash flows provided by (used in):
Operating activities: Wire business	$(689)	$(319)
Operating activities: Test business (sold in fiscal 2006) (1)	(1,204)	(1,380)
Investing activities: Wire business	(156)	149,857

Net cash provided by (used in) discontinued operations	$(2,049)	$148,158

(1) Represents facility-related costs associated with the Company’s former Test operations.

The Company has certain open working capital adjustments in dispute with Heraeus, and has reserved $1.3 million for these adjustments, which is included in other current liabilities on the Consolidated Balance Sheet.

NOTE 3 – COST REDUCTION PLAN

During the first and second fiscal quarters of 2009, the Company committed to a plan to reduce its global workforce by approximately 240 and 250 employees, respectively. These workforce reductions represented approximately 20% of total employees and were done to minimize cash usage and reduce employee compensation costs.

In addition, during the second fiscal quarter of 2009, the Company announced employee wage reductions of 5% to 20% except for manufacturing direct labor employees. Direct labor employees had their work schedules reduced on a factory-by-factory basis according to manufacturing demand levels. Additionally, the Company suspended cash matching contributions to the Wedge bonder employees’ 401(k) retirement income plan.

During the three months ended June 27, 2009, the Company committed to a plan to reduce its Israel workforce by approximately 170 employees over an estimated period of 18 months. As part of this workforce reduction plan, substantially all of the Company’s Israel-based manufacturing will be transferred to the Company’s manufacturing facilities in Suzhou, China.

Beginning in the fourth quarter of 2009, the Company partially reinstated employee wage reductions.

The following table reflects severance activity during the three and nine months ended June 27, 2009:

(in thousands)	Three months ended June 27, 2009	Nine months ended June 27, 2009

Accrual for estimated severance and benefits, beginning of period	$2,420	$-
Provision for severance and benefits (1)	567	7,316
Provision for severance and benefits required by local law (2)	1,035	1,035
Payment of severance and benefits	(558)	(4,887)
Accrual for estimated severance and benefits as of June 27, 2009 (3)	$3,464	$3,464

(1) Provision for severance and benefits expense is included within selling, general and administrative expenses on the Consolidated Statements of Operations. For the three months ended June 27, 2009, the $0.6 million severance was attributable to the Company’s Expendable Tools segment. For the nine months ended June 27, 2009, of the $7.3 million severance, $4.6 million was attributable to the Company’s Equipment segment and $2.7 million to the Company’s Expendable Tools segment. The Company anticipates an additional $0.4 million of severance and benefits expense over the next 12 months related to its cost reduction plan.

 (2) The Company had previously recorded approximately $1.0 million related to severance and benefits as required by local Israel law.
(3) Accrual for estimated severance and benefits is included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet.

NOTE 4 – PURCHASE OF ORTHODYNE

On October 3, 2008, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne pursuant to an Asset Purchase Agreement (the “Agreement”). The purchase price for Orthoydne consisted of approximately 7.1 million common shares with an estimated value at issuance of $46.2 million and $82.6 million in cash subject to working capital adjustments, which were settled during the three months ended March 28, 2009. Subject to certain limitations, Orthodyne agreed to indemnify the Company for breaches of Orthodyne's representations, warranties and covenants. A total of 15% of the purchase price was placed in escrow as partial security for Orthodyne's indemnification obligations under the Agreement. In addition, the Company agreed to pay Orthodyne up to an additional $40.0 million in cash based upon the gross profit realized by the acquired business over the next three years pursuant to an Earnout Agreement (the “Earnout”) entered into between the Company and Orthodyne on July 31, 2008. The former owners of Orthodyne are currently employed by the Company, although payment of the Earnout is not contingent upon their respective continued employment.

In accordance with SFAS No. 141, Business Combinations, the Company has accounted for the acquisition under the purchase method of accounting. Accordingly, respective balances and the results of operations of Orthodyne, since the acquisition date, have been included in the Company’s interim Consolidated Financial Statements. The Company recorded the Wedge bonder intangible assets at fair market value. The preliminary allocation of the purchase price for this acquisition may change due to the Earnout Agreement.

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

The acquisition of Orthodyne occurred at the beginning of the first quarter of fiscal 2009; therefore, its results are not included in the Company’s Consolidated Statement of Operations for the three and nine months ended June 28, 2008. The following table reflects pro forma unaudited operating results for the Company, assuming the acquisition of Orthodyne had occurred as of the beginning of each of the periods presented and including certain pro forma adjustments:

(in thousands, except per share data)	Three months ended June 28, 2008	Nine months ended June 28, 2008
Unaudited
Net revenues	$99,065	$343,576
Gross profit	43,951	152,477
Loss from continuing operations	(7,008)	(9,760)
Loss from continuing operations, net of tax	$(4,320)	$(6,035)

Loss per share from continuing operations:
Basic	$(0.07)	$(0.10)
Diluted	$(0.07)	$(0.10)

Weighted average shares outstanding:
Basic	60,646	60,510
Diluted	60,646	60,510

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

The following table reflects goodwill as of September 27, 2008 and June 27, 2009:

	As of
(in thousands)	September 27, 2008	June 27, 2009

Equipment segment - wedge bonder	$-	$20,290
Expendable Tools segment - wedge bonder	-	6,408
Equipment segment - die bonder	2,709	-
	$2,709	$26,698

Goodwill related to the Company’s Wire business of $29.7 million as of September 27, 2008 is reflected in non-current assets of discontinued operations (see Note 2).

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships and die bonder trademarks and developed technology.

The following table reflects the intangible asset balances as of September 27, 2008 and June 27, 2009:

			Average original
	As of		estimated useful
(in thousands)	September 27, 2008	June 27, 2009	lives (in years)
Wedge bonder developed technology	$-	$33,200	7.0
Wedge bonder customer relationships	-	19,300	5.0
Wedge bonder trade name	-	4,600	8.0
Wedge bonder other intangible assets	-	2,500	1.9
Accumulated amortization	-	(8,189)
Net wedge bonder (Note 4)	-	51,411
Die bonder trademarks and technology licenses	767	767	4.5
Accumulated amortization	(381)	(531)
Net die bonder	386	236
Net intangible assets	$386	$51,647

The following table reflects estimated annual amortization expense related to intangible assets as of June 27, 2009:

(in thousands)
2009 (remaining for fiscal year)	$2,779
2010	9,655
2011	9,646
2012	9,178
2013	9,178
2014-2016	11,211

$51,647

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss) for the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Net income (loss) (1)	$(1,797)	$(13,858)	$8,431	$(42,517)
Gain (loss) from foreign currency translation adjustments	(1,000)	1,064	205	(377)
Unrealized gain (loss) on investments, net of taxes	(5)	14	(5)	18
Unrecognized actuarial net gain (loss), Switzerland pension plan	(40)	(8)	1,427	160
Swiss pension curtailment	-	(388)	-	(388)
Unrecognized actuarial net gain, U.S. pension plan	-	-	153	-
Reclassification adjustment related to U.S. pension plan termination, net of tax	-	-	5,749	-
Other comprehensive income (loss)	$(1,045)	$682	$7,529	$(587)
Comprehensive income (loss)	$(2,842)	$(13,176)	$15,960	$(43,104)

(1)  Includes continuing and discontinued operations.

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of September 27, 2008 and June 27, 2009:

	As of
(in thousands)	September 27, 2008	June 27, 2009
Gain from foreign currency translation adjustments	$897	$523
Unrealized gain (loss) on investments, net of taxes	(16)	1
Unrecognized actuarial net gain, net of taxes	1,328	1,486
Swiss pension curtailment	-	(388)
Accumulated other comprehensive income	$2,209	$1,622

NOTE 7 – BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts:

	As of
(in thousands)	September 27, 2008	June 27, 2009
Cash, cash equivalents, restricted cash and short-term investments:
Cash, money market bank deposits and other cash equivalents	$144,932	$114,687
Restricted cash (1)	35,000	281
Short-term investments (2)	6,149	2,317
	$186,081	$117,285

Accounts and notes receivable, net:
Customer accounts receivable	$57,997	$51,542
Other accounts receivable	22	784
	58,019	52,326
Allowance for doubtful accounts	(1,376)	(1,784)
	$56,643	$50,542

Inventories, net (3):
Raw materials and supplies	$22,678	$38,135
Work in process	8,328	12,700
Finished goods	6,697	9,178
	37,703	60,013
Inventory reserves	(10,467)	(17,910)
	$27,236	$42,103

Property, plant and equipment, net:
Land	$2,735	$2,735
Buildings and building improvements	14,361	14,024
Leasehold improvements	9,560	9,267
Data processing and hardware equipment and software	17,243	23,121
Machinery and equipment	42,571	44,199
	86,470	93,346
Accumulated depreciation	(49,570)	(55,096)
	$36,900	$38,250

	As of
(in thousands)	September 27, 2008	June 27, 2009
Accrued expenses and other current liabilities:
Wages and benefits	$9,195	$7,844
Severance (4)	1,530	3,770
Payable to Heraeus (5)	-	2,247
Short-term facility accrual related to discontinued operations (Test) (6)	1,403	1,884
Customer advances	1,543	1,638
Inventory purchase commitment accruals	2,663	1,326
Deferred rent	1,264	1,307
Sales and use tax payable	-	1,186
Professional fees and services	1,610	739
Other	8,047	8,748
	$27,255	$30,689

Other liabilities:
Long-term facility accrual related to discontinued operations (Test) (6)	$2,544	$3,440
Long-term income taxes payable (see Note 11)	26,691	1,684
Post employment foreign severance obligations	3,291	1,545
Operating lease retirement obligations	1,822	1,410
Switzerland pension plan obligation	2,500	1,321
Other	932	1,266
	$37,780	$10,666

(1) As of September 27, 2008, the Company’s restricted cash was used to support its gold financing arrangement, which was terminated upon the sale of the Wire business. As of June 27, 2009, the Company’s restricted cash was related to customs in China.
(2) Short-term investments which are available-for-sale are measured at fair value based on level one measurements, or quoted market prices, as defined by SFAS 157.
(3) Inventories, net and property, plant and equipment, net increased from September 27, 2008 to June 27, 2009 primarily due to the acquisition of Orthodyne.
(4) Total severance payable within the next twelve month and includes severance plan discussed in Note 3.
(5) Amounts relate to certain open working capital adjustments in dispute with Heraeus.
(6) Liabilities increased due to change in assumptions for closed Test facilities.

NOTE 8 – DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of September 27, 2008 and June 27, 2009:

				(in thousands)
				As of
	Payment Dates	Conversion	Maturity	September 27,	June 27,
Rate	of each year	Price	Date	2008	2009
0.500%	May 30 and November 30	$20.33	Matured November 30, 2008	$72,412	$-
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	48,964
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000
				$247,412	$158,964

The following table reflects the fair value of Convertible Subordinated Notes as of September 27, 2008 and June 27, 2009:

Rate	Maturity Date	Fair Value as of September 27, 2008 (in thousands) (1)	Fair Value as of June 27, 2009 (in thousands) (1)

0.500%	Matured November 30, 2008	$70,602	$-
1.000%	June 30, 2010	52,975	42,844
0.875%	June 1, 2012	77,000	73,117

		$200,577	$115,961

(1)	In accordance with SFAS 157, Fair Value Measurement, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors.

The following table reflects amortization expense related to issue costs from the Company’s Subordinated Convertible Notes for the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Amortization expense related to issue costs	$362	$244	$1,119	$762

The Company had no purchases of its Convertible Subordinated Notes for the three months ended June 28, 2008 and June 27, 2009. The following table reflects the Company’s purchases of its Convertible Subordinated Notes for nine months ended June 28, 2008 and June 27, 2009:

	Nine months ended
(in thousands)	June 28, 2008	June 27, 2009
0.5% Convertible Subordinated Notes (1):
Face value purchased	$4,000	$43,050
Net cash	3,815	42,839
Deferred financing costs	15	18
Recognized gain, net of deferred financing costs	170	193

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$-	$16,036
Net cash	-	12,158
Deferred financing costs	-	106
Recognized gain, net of deferred financing costs	-	3,772
Gain on early extinguishment of debt	$170	$3,965

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.
(2)	Activity during the nine months ended June 27, 2009 reflects repurchases pursuant to a tender offer.

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

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to its 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Number of common shares	40	45	148	318
Fair value based upon market price at date of distribution	$236	$164	$910	$656

Equity-Based Compensation

As of June 27, 2009, the Company had eight equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”) under which stock options, share awards or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. In general, stock options and time-based restricted stock awarded to employees vest annually over a three year period. Performance-based restricted stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met. If return on invested capital and revenue growth targets are not met, performance-based restricted stock does not vest. In accordance with the Plans, non-employee directors were granted common stock during the three and nine months ended June 28, 2008 and June 27, 2009.

The following table reflects stock options, restricted stock and common stock granted during the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(number of shares in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Performance-based restricted stock	-	-	536	403
Time-based restricted stock	-	-	-	825
Stock options	4	-	944	154
Common stock	36	43	84	149
Equity-based compensation in shares	40	43	1,564	1,531

The following table summarizes equity-based compensation expense (reversal of expense), by type of award, included in the Consolidated Statements of Operations during the three and nine months ended June 28, 2008 and June  27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Performance-based restricted stock	$388	$52	$1,058	$(1,485)
Time-based restricted stock	-	193	-	573
Stock options	608	411	3,037	1,254
Common stock	180	120	540	420
Equity-based compensation expense	$1,176	$776	$4,635	$762

In connection with the global economic decline during the first quarter of fiscal 2009, the Company determined that performance objectives for the performance-based restricted stock issued in fiscal 2007 and fiscal 2008 would not be attained at the previous estimated levels. By lowering estimated attainment percentages, total compensation expense for the performance-based restricted stock decreased and previously recorded compensation expense was reversed during the first quarter of fiscal 2009 in accordance with SFAS 123R.

The following table reflects total equity-based compensation expense, which includes stock options, restricted stock and common stock, included in the Consolidated Statements of Operations during the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Cost of sales	$58	$40	$187	$39
Selling, general and administrative	884	499	3,198	248
Research and development	234	237	1,250	475
Equity-based compensation expense	$1,176	$776	$4,635	$762

The following table summarizes the unrecognized equity-based compensation expense, by type of award:

	As of		Average remaining
(in thousands)	June 28, 2008	June 27, 2009	contractual life in years
Performance-based restricted stock	$2,933	$384	1.9
Time-based restricted stock	-	1,737	2.3
Stock options	4,283	1,327	1.3
Unrecognized equity-based compensation expense	$7,216	$3,448

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

There was no net periodic pension expense for the three months ended June 28, 2008, and three and nine months ending June 27, 2009 as the U.S. pension plan was terminated. The following table reflects net periodic pension expense for the nine months ended June 27, 2008:

Nine months ended
(in thousands)	June 28, 2008
Interest expense	$702
Amortization of net loss, including termination charge	9,310
Expected return on plan assets	(702)

Net periodic pension expense	$9,310

Other U.S. Plans

The Company has a 401(k) retirement income plan for its employees.  This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions. The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Number of common shares	40	45	148	318
Fair value based upon market price at date of distribution	$236	$164	$910	$656

In addition to the 401(k) retirement income plan discussed above, the Company has a 401(k) retirement income plan for its Wedge bonder employees. Effective January 2009, the Company suspended cash matching contributions to its Wedge bonder employees’ 401(k) retirement income plan; therefore, the Company had no cash matching contributions during the three months ended June 27, 2009. For the nine months ended June 27, 2009 the Wedge bonder employees’ 401(k) retirement income plan cash matching contributions was $0.1 million.

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

During fiscal 2009, the Company reduced its Switzerland workforce by approximately 70 employees, which triggered a curtailment of the Switzerland pension plan under SFAS  No. 88, Employers’ Accounting For Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.  As a result, during the three months ended June 27, 2009, the Company recognized a pretax curtailment and settlement gain of $1.4 million. The remeasurement of the plan assets and liabilities decreased the Company’s net pension liability by $1.2 million to $1.3 million as of June 27, 2009. Based upon fiscal 2009 assumptions, the curtailment is expected to reduce the Company’s retirement-related expense by $0.03 million for the three months ended October 3, 2009 and $0.1 million in fiscal 2010.

The following table reflects the Switzerland net periodic pension expense for the three months and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Service cost	$210	$78	$630	$444
Interest expense	105	62	314	269
Expected return on plan assets	(101)	(55)	(303)	(252)
Amortization of net gain	(6)	(13)	(18)	(38)
Curtailment gain recognized	-	(976)	-	(976)
Settlement gain recognized	-	(470)	-	(470)
Net periodic pension expense	$208	$(1,374)	$623	$(1,023)

The Switzerland pension plan obligations are no longer material and the Company will not disclose the details of the Swiss pension plan in the future.

NOTE 11 – INCOME TAXES

The following table reflects the benefit for income taxes and the effective tax rate from continuing operations for the nine months ended June 28, 2008 and June 27, 2009:

	Nine months ended
(in thousands)	June 28, 2008	June 27, 2009
Loss from continuing operations before taxes	$(11,220)	$(78,558)
Benefit for income taxes	(2,618)	(13,314)

Loss from continuing operations	$(8,602)	$(65,244)

Effective tax rate	23.3%	16.9%

For the nine months ended June 27, 2009, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: net increases in the valuation allowance, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in tax reserves.  The net increase in valuation allowance includes a discrete income tax benefit for the reduction in valuation allowance for a foreign subsidiary based on future anticipated earnings.

For the nine months ended June 28, 2008, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, decreases in deferred taxes for un-remitted earnings, the tax effect of the termination of the U.S. pension plan, increases in tax reserves and certain intercompany adjustments.

In October 2007, the tax authority in Israel issued the Company a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations) for fiscal 2002 through 2004. The Company recorded a non-current income tax liability for uncertain tax positions on its Consolidated Balance Sheet as of September 27, 2008 related to this assessment for fiscal years 2002 through 2007, as required under FIN 48. On December 24, 2008, the Company, through its Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest related to fiscal 2002 through 2004. The settlement of $12.5 million was paid during the Company’s second quarter of fiscal 2009. Following the payment and settlement of the audit for fiscal 2002 through 2004, the tax authorities in Israel examined fiscal years 2005 and 2006.  During the third quarter of fiscal 2009, the Company made a payment of approximately $1.9 million related to income taxes and interest to settle the fiscal 2005 and 2006 examinations. As a result of the Israel tax settlement, the Company recognized a $12.4 million benefit from income taxes through the nine months ended June 27, 2009. The $12.4 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $12.5 million for which the matter was settled. The entire amount of the reversal impacted the Company’s effective tax rate as indicated above.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for the period ended September 30, 2006.  The Company has responded to various information requests from the IRS.  The IRS has not proposed any adjustments at this time; however, the audit is still in process.

NOTE 12 - SEGMENT INFORMATION

Fiscal 2009 segment information includes the Company’s Wedge bonder business acquired during fiscal 2009, which is included within both the Equipment and Expendable Tools segments. The following table reflects selected segment information for the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ending June 28, 2008
	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated
Net revenue	$59,043	$13,464	$72,507
Cost of sales	35,954	6,851	42,805
Gross profit	23,089	6,613	29,702
Operating expenses	30,308	6,884	37,192
Loss from operations	$(7,219)	$(271)	$(7,490)

	Nine months ending June 28, 2008
	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated
Net revenue	$224,061	$42,759	$266,820
Cost of sales	136,550	21,343	157,893
Gross profit	87,511	21,416	108,927
Operating expenses	91,068	21,218	112,286
U.S. pension plan termination	9,152	-	9,152
Income (loss) from operations	$(12,709)	$198	$(12,511)

	Three months ending June 27, 2009
	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated
Net revenue	$37,544	$14,532	$52,076
Cost of sales	25,612	6,795	32,407
Gross profit	11,932	7,737	19,669
Operating expenses	28,793	5,358	34,151
Income (loss) from operations	$(16,861)	$2,379	$(14,482)

	Nine months ending June 27, 2009
	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated
Net revenue	$78,180	$36,544	$114,724
Cost of sales	54,833	18,249	73,082
Gross profit	23,347	18,295	41,642
Operating expenses	102,507	17,990	120,497
Impairment of goodwill	2,709	-	2,709
Income (loss) from operations	$(81,869)	$305	$(81,564)

	Equipment	Expendable Tools
(in thousands)	Segment	Segment	Consolidated

Segment Assets as of September 27, 2008	$215,953	$120,317	$336,270

Segment Assets as of June 27, 2009	$240,904	$103,058	$343,962

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

Due to the Company’s loss from continuing operations for the three and nine months ended June 28, 2008 and June 27, 2009, conversion of Convertible Subordinated Notes and the related after-tax interest expense was not assumed since the effect would have been anti-dilutive. In addition, due to the Company’s loss from continuing operations for the periods presented, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

Diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes since the 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares since the conversion option was not “in the money” as of June 28, 2008 or as of June 27, 2009.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Potentially dilutive shares related to:
Stock options	7,067	5,705	7,410	6,564
Performance-based and time-based restricted stock	61	198	17	17
Convertible Subordinated Notes	8,624	3,813	8,624	4,916
	15,752	9,716	16,051	11,497

NOTE 14 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

The following table reflects guarantees under standby letters of credit as of June 27, 2009:

		(in thousands)
		Maximum obligation
Nature of guarantee	Term of guarantee	under guarantee
Security for payment of employee health benefits	Expired June 2009*	$1,170
Security for payment of employee worker compensation benefits	Expires October 2009	95
Security for payment of employee health benefits	Expires October 2009	38
Security for customs bond	Expires July 2010	100
		$1,403

* The Company did not renew as the letter of credit was no longer needed.

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

The following table reflects product warranties included in accrued expenses for the three and nine months ended
June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009

Reserve for product warranty, beginning of period	$1,408	$568	$1,975	$918
Provision for product warranty	223	356	1,007	1,337
Product warranty costs paid	(534)	(417)	(1,885)	(1,748)
Reserve for product warranty, end of period	$1,097	$507	$1,097	$507

Concentrations

The Company’s customer, Advanced Semiconductor Engineering, accounted for 13.2% and 12.3% of net revenue for the nine months ended June 28, 2008 and June 27, 2009, respectively. In addition, Advanced Semiconductor Engineering accounted for 21.0% of total accounts receivable as of June 27, 2009. No other customer accounted for more than 10% of net revenue or total accounts receivable as of or for the nine months ended June 28, 2008 or June 27, 2009.

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

Kulicke and Soffa Industries, Inc. (the “Company” or “K&S”) designs, manufactures and markets capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices, power semiconductors, power modules, LED’s and discrete devices. Our customers primarily consist of Integrated Device Manufacturers (“IDM”) and subcontractor assembly companies. According to VLSI Research, Inc. (“VLSI”), we are the world’s leading supplier of semiconductor ball bonder and wedge bonder assembly equipment.

We operate two main business segments, Equipment and Expendable Tools, and our goal is to be the technology leader and the lowest cost supplier within these two segments. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, consolidating operations, moving certain manufacturing to Asia, moving a portion of our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate efficiencies while maintaining overall product quality.

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

Industry conditions improved significantly in our June quarter with Company net revenue of $52.1 million, an increase of 106% over March quarter net revenue of $25.2 million. Customer orders placed with most of our business units have continued to increase during our fourth fiscal quarter. Accordingly, we expect net revenue to be approximately $85 to $90 million for the quarter ending October 3, 2009. However, visibility beyond our September quarter is limited and forecasting in the current business environment remains extremely difficult. There can be no assurances regarding levels of demand for our products, and we believe historical industry-wide volatility will persist.

During our third fiscal quarter of 2009, we took the following actions:

•           We are investing in a new manufacturing plant near Kuala Lumpur, Malaysia, where we will produce some of the sub-assemblies for our Equipment business. This factory will assume manufacturing capabilities of previously outsourced, as well as some production moved from other K&S factories. We expect initial shipments from our new factory during the first quarter of fiscal 2010.

•           As previously announced, we have begun the process to transfer substantially all of our Israel manufacturing to our facility in Suzhou, China.  This decision was made to centralize the manufacturing of our Tools business as well as continue our strategy of moving certain manufacturing to Asia and becoming more closely located to our customers and suppliers.  We expect the transfer to be substantially complete during the next twelve months. Our Israel location will continue to be a center of excellence for Tools research and development.

During our first fiscal quarter of 2009, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne Electronics Corporation (“Orthodyne”). Orthodyne is the leading supplier of both wedge bonders and wedges (the consumable product used in wedge bonding) for the power management and hybrid module markets. In connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value at issuance of $46.2 million and paid $82.6 million in cash. As a result, goodwill of $26.7 million was recorded related to our acquisition of Orthodyne.

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

Products and Services

We offer a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three and nine months ended June 28, 2008 and June 27, 2009, respectively:

	Three months ended				Nine months ended
	June 28, 2008		June 27, 2009		June 28, 2008		June 27, 2009
(dollar amounts in thousands)	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue
Equipment	$59,043	81%	$37,544	72%	$224,061	84%	$78,180	68%
Expendable Tools	13,464	19%	14,532	28%	42,759	16%	36,544	32%
	$72,507	100%	$52,076	100%	$266,820	100%	$114,724	100%

Equipment

We manufacture and market a line of ball bonders, wedge bonders and die bonders which are sold to a similar customer base. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Our ball bonders are capable of performing very fine pitch bonding as well as creating the sophisticated wire loop shapes that are needed in the assembly of advanced semiconductor packages. Wedge bonders use aluminum wire or ribbon to connect semiconductor chips in both discrete power packages and power hybrid and automotive modules for products such as motor control modules or inverters for hybrid cars. Die bonders are used to attach a die to the substrate or lead frame which will house the semiconductor device.

Ball bonding with copper wire rather than gold wire continues to grow across a wide range of packaging applications, driven by the cost advantages of copper over gold. We participate with our customers and materials suppliers in an effort to develop robust, high-yield production processes that enable copper wire bonding. The program has resulted in several solutions to the technical challenges presented by copper wire bonding, and has contributed to our leadership position in this area.

The LED market has been one of the growth areas in the semiconductor industry recently, driven by both interest in energy-saving lighting solutions and by back light applications used in flat panel displays. These markets remain strong even amid current economic conditions.  Traditionally we had not targeted the LED market with our product portfolio; however, in fiscal year 2008 we began to optimize our ball bonders to penetrate the LED market. Our ConnXPSTM bonder offers excellent cost performance bonding solutions for a broad range of LED applications. Extending the technology leadership of ConnX has allowed us to offer a competitive solution in areas where some of our competitors experienced a dominant market position. We have also increased our territory coverage by strategically using different sales channels better suited to compete in this market and therefore have increased our overall served market.

We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control. Our principal products include:

Business Unit	Product Name	Served Market

Ball bonder	IConn-Power Series	Advanced packaging, copper bonding, ultra fine pitch
	ConnX-Power Series	Cost performance, low pin count, back light LEDs
	ConnX-VLED-Power Series	Vertical LED applications
	AT Premier	Stud bumper

Die bonder	iStack-Power Series	Advanced stack die, ball grid array

Wedge bonder	3600 Plus / 7200 Plus	Power hybrid, semiconductor
	7600 Series	Smaller power packages

Ball Bonders

Automatic ball bonders represent a significant portion of our semiconductor equipment business. As part of our competitive strategy, we seek to continually improve our models and periodically introduce new or improved models of our ball bonders. Each new or improved model is designed to increase both productivity and process capability compared to the predecessor model.

The improvement in productivity and technical performance of the Power Series bonders translates into lower cost of ownership for our customers, and gives us a competitive advantage. Our strategy includes continuing to expand the Power Series by developing new variants of the IConnPS and the ConnXPSTM, each optimized for selected high growth applications such as the LED market. During the quarter ended June 27, 2009, approximately 20% of ball bonder units shipped were for LED applications.

Die Bonders

We utilize the same competitive strategy for our die bonders as we use for our ball bonder business, including developing new models which improve the productivity and capability of the die bonders as well as increases the size of the served available market for our products.

During the second fiscal quarter of 2009, we formally launched iStackPSTM — our next generation die bonding platform for advanced stacked die and high-performance ball grid array (“BGA”) applications. iStack will allow us to compete aggressively in the growing advanced packaging/stacked die market space. iStack is capable of delivering up to 30% productivity increases over the current generation of die bonding products for its targeted applications.  Beta test results during customer testing demonstrated new levels of performance not previously seen in this market. We are preparing for a series of customer evaluations over the next few months, and expect iStack to set new standards in die bonding for its targeted applications and to increase our share of the overall die bonding market.

During the second quarter of fiscal 2009, we announced the end of life of both our Easyline and Swissline series of Die Bonders.

Wedge Bonders

As a result of the Orthodyne acquisition, we are now the leaders in the design and manufacture of wedge bonders for the power semiconductor and power hybrid module markets. Wedge bonders use wire or ribbon to attach high-current-capacity leads to power semiconductors in discrete power devices or in modules, such as inverters for hybrid cars or alternative energy solutions.
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

•           PowerRibbon® — a leading-edge interconnect for power packages. PowerRibbon uses a flat ribbon, rather than a round wire, and is continuing to gain acceptance in the market for power packages and automotive high current applications. PowerRibbon is available to our customers as a retrofit kit for existing wedge bonders, or supplied to them on new wedge bonder equipment. Further extension of our PowerRibbon range towards both larger and smaller sizes are expected to continue as this technology opens new packaging opportunities for our customers.

Other Equipment Products and Services

We also sell smaller equipment product lines which include: manual wire bonders, manual wedge bonders and stud bumper bonders.

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

Expendable Tools

We offer a variety of expendable tools developed for a broad range of semiconductor packaging applications, such as:

•           Capillaries – capillaries are ceramic bonding tools through which wire is threaded. The capillary’s features allow for precise control of the ball bonding process responses, such as the bonded ball diameter and height.
•           Wedge tools – wedge bonders use wedge tools to guide the wire, transfer energy for bonding, and form the loop in the wire. Wedge tools are used with both ribbon and wire.
•           Saw blades – we offer wafer saw blades which cut silicon wafers into individual semiconductor die, and also offer matrix package singulation blades that are used to cut matrix packages into individual IC units.

In addition to these expendable tools, we also provide various other tools including; precision wire guides, cutter blades, clamp tooling as well as other customized micro tools.

RESULTS OF OPERATIONS

Net Revenue

Our customers are primarily located in or have operations in the Asia/Pacific region. Approximately 95.0% and 97.3% of our net revenue for the three months ended June 28, 2008 and June 27, 2009, respectively, was to customer locations outside of the United States, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.  Likewise, approximately 96.0% and 95.5% of our net revenue for the nine months ended June 28, 2008 and June 27, 2009, respectively, was to customer locations outside of the United States.

The following table reflects net revenue by business segment for the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended				Nine months ended
(dollar amounts in thousands)	June 28, 2008	June 27, 2009	$ Change	% Change	June 28, 2008	June 27, 2009	$ Change	% Change
Equipment	$59,043	$37,544	$(21,499)	-36.4%	$224,061	$78,180	$(145,881)	-65.1%
Expendable Tools	13,464	14,532	1,068	7.9%	42,759	36,544	(6,215)	-14.5%
	$72,507	$52,076	$(20,431)	-28.2%	$266,820	$114,724	$(152,096)	-57.0%

Equipment

The following table reflects the components of Equipment net revenue change between the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended				Nine months ended
(in thousands)	Price	Volume	Orthodyne	$ Change	Price	Volume	Orthodyne	$ Change
Equipment	$(2,039)	$(23,601)	$4,141	$(21,499)	$(1,916)	$(158,805)	$14,840	$(145,881)

For the three months ended June 27, 2009, lower Equipment net revenue was due to a 33.3% decrease in volume for ball bonders, 73.9% decrease in volume for die bonders and 35.8% decrease in support services. Overall consumer demand for electronic equipment during the third quarter of fiscal 2009 was lower than the same quarter last year, as global demand for assembly equipment declined due to the global economic crisis. The volume decrease was partially offset by net revenue from our wedge bonder equipment business acquired at the start of fiscal 2009. Recently, our customers’ factory utilization has improved driven by demand for lower cost consumer electronic products.

For the nine months ended June 27, 2009, lower Equipment net revenue was due to a 79.3% decrease in volume for ball bonders, 48.9% decrease in volume for die bonders and 37.6% decrease in support services. As overall consumer demand for electronic equipment declined, so did the factory utilization of our subcontractor and IDM customers during fiscal 2009. Accordingly, demand for semiconductor capital equipment decreased and our sales volume declined. The overall volume decrease was partially offset by net revenue from our wedge bonder equipment business. The higher volume for the nine months ended June 28, 2008 was driven by increased demand from the graphics and communications market of which we sold a high mix of machines to subcontractors.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended				Nine months ended
(in thousands)	Price	Volume	Orthodyne	$ Change	Price	Volume	Orthodyne	$ Change
Expendable Tools	$54	$(2,871)	$3,885	$1,068	$126	$(17,062)	$10,721	$(6,215)

Expendable Tools net revenue for the three months ended June 27, 2009 was higher than the prior comparative period due to our wedge bonder tools business acquired at the beginning of fiscal 2009. Expendable Tools products are consumables used in the wire bonding process. As overall consumer demand for electronic equipment has declined, so has the demand for IC units. As a result, volume has declined for our Tools and Blades businesses. Accordingly excluding wedge bonder tools, our Tools volume decreased 22.5%, while Blades volume decreased 13.8%.

Expendable Tools net revenue for the nine months ended June 27, 2009 was lower primarily due to volume decreases in both our Tools and Blades businesses as the global economic crisis caused a fall in the demand for Expendable Tools.  Tools volumes decreased 40.3%, while Blades volumes decreased 36.9%. The overall net revenue decrease was partially offset by net revenue from our wedge bonder tools business acquired during fiscal 2009.

Gross Profit

The following table reflects gross profit by business segment for the three and nine months ended June 28, 2008 and June 27, 2009:

(dollar amounts in thousands)

	Three months ended				Nine months ended
	June 28, 2008	June 27, 2009	$ Change	% Change	June 28, 2008	June 27, 2009	$ Change	% Change
Equipment	$23,089	$11,932	$(11,157)	-48.3%	$87,511	$23,347	$(64,164)	-73.3%
Expendable Tools	6,613	7,737	1,124	17.0%	21,416	18,295	(3,121)	-14.6%
Total	$29,702	$19,669	$(10,033)	-33.8%	$108,927	$41,642	$(67,285)	-61.8%
Total Gross Profit as a percentage of net revenue	41.0%	37.8%			40.8%	36.3%

The following table reflects gross profit as a percentage of net revenue by business segment for the three and nine months ended June 28, 2008 and June 27, 2009.

	Three months ended		Percentage	Nine months months ended		Percentage
	June 28, 2008	June 27, 2009	Point Change	June 28, 2008	June 27, 2009	Point Change
Equipment	39.1%	31.8%	-7.3%	39.1%	29.9%	-9.2%
Expendable Tools	49.1%	53.2%	4.1%	50.1%	50.1%	0.0%
Total	41.0%	37.8%	-3.2%	40.8%	36.3%	-4.5%

Equipment

The following table reflects the components of Equipment gross profit change between the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended					Nine months ended
(in thousands)	Price	Cost	Volume/Mix	Orthodyne	Change	Price	Cost	Volume / Mix	Orthodyne	Change
Equipment	$(2,039)	$115	$(10,258)	$1,025	$(11,157)	$(1,916)	$(658)	$(65,005)	$3,415	$(64,164)

For the three months ended June 27, 2009, gross profit declined mainly due to decreases in volume for ball bonders and die bonders, as well as a decline in support services. Overall consumer demand for electronic equipment was lower during the three months ended June 27, 2009 as compared to the same quarter last year as global demand for assembly equipment declined due to the global economic crisis. However, factory utilization of our customers has recently improved driven by demand for lower cost consumer electronic products. The decrease in gross profit was partially offset by gross profit from our wedge bonder equipment business acquired during fiscal 2009.

For the nine months ended June 27, 2009, gross profit declined mainly due to decreases in volume for ball bonders and support services. As overall consumer demand for electronic equipment declined, so did the factory utilization of our subcontractor and IDM customers over this time period. Accordingly, demand for semiconductor capital equipment decreased and our sales volume declined. The decrease in gross profit was partially offset by gross profit from our wedge bonder equipment business acquired during fiscal 2009.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended					Nine months ended
(in thousands)	Price	Cost	Volume/Mix	Orthodyne	Change	Price	Cost	Volume / Mix	Orthodyne	Change
Expendable Tools	$54	$(236)	$(1,432)	$2,738	$1,124	$126	$(1,902)	$(8,584)	$7,239	$(3,121)

For the three months ended June 27, 2009, Expendable Tools gross profit was higher than the same period last year due to the addition of our wedge bonder tools business. However, we had lower gross profit in both our Tools and Blades businesses as the global economic crisis caused a fall in the demand for Expendable Tools. Expendable Tools products are consumables used in the wire bonding process. As overall consumer demand for electronic equipment declined, so did the demand for IC units. As a result, volume declined for our Tools and Blades businesses. The increase in cost is primarily due to fixed manufacturing expenses not being fully absorbed by the lower volumes during the third quarter of fiscal 2009.

For the nine months ended June 27, 2009, Expendable Tools gross profit decreased mainly due to lower volume in both our Tools and Blades businesses as the global economic crisis caused a fall in the demand for Expendable Tools. The gross profit decrease for Tools and Blades was somewhat offset by gross profit from our wedge bonder tools business acquired during fiscal 2009. The increase in cost is primarily due to fixed manufacturing expenses not being fully absorbed by the lower volumes during nine months ended June 27, 2009.

Operating Expenses

The following table reflects operating expenses during the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended				Nine months ended
(dollar amounts in thousands)	June 28, 2008	June 27, 2009	$ Change	% Change	June 28, 2008	June 27, 2009	$ Change	% Change
Selling, general & administrative	$22,180	$21,887	$(293)	-1%	$67,052	$79,575	$12,523	19%
Research & development	15,012	12,264	(2,748)	-18%	45,234	40,922	(4,312)	-10%
Impairment of goodwill	-	-	-	0%	-	2,709	2,709	100%
U.S. pension plan termination	-	-	-	0%	9,152	-	(9,152)	-100%
Total	$37,192	$34,151	$(3,041)	-8%	$121,438	$123,206	$1,768	1%

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended			Nine months ended
	June 28, 2008	June 27, 2009	% Change	June 28, 2008	June 27, 2009	% Change
Selling, general & administrative	30.6%	42.0%	11.4%	25.1%	69.4%	44.3%
Research & development	20.7%	23.6%	2.9%	17.0%	35.7%	18.7%
Impairment of goodwill	0.0%	0.0%	0.0%	0.0%	2.4%	2.4%
U.S. pension plan termination	0.0%	0.0%	0.0%	3.4%	0.0%	-3.4%
Total	51.3%	65.6%	14.3%	45.5%	107.5%	62.0%

Selling, general and administrative (“SG&A”)

The $0.3 million decrease for the three months ending June 27, 2009 as compared to the same period last year was primarily due to:
•	$5.3 million of lower operating expenses due to overall cost reductions;
•	$1.4 million of income related to our Swiss pension plan curtailment and settlement; and
•	$0.7 million of lower foreign exchange losses.

These decreases in SG&A expenses were partially offset by:
•	$6.4 million of expenses related to our Wedge bonder business acquired during fiscal 2009 of which $2.7 million was amortization of intangible assets;
•	$0.7 million of expenses related to moving Israel tools production to China, and;
•	$0.4 million of factory transition expenses for die bonders and tools.

The SG&A increase of $12.5 million during the nine months ended June 27, 2009 as compared to the same period a year ago was primarily due to:
•	$20.9 million of expense related to our Wedge bonder business acquired during fiscal 2009 of which $8.2 million was amortization of intangible assets;
•	$5.4 million of severance costs;
•	$2.6 million expense related to contractual commitments for former Test facilities;
•	$2.2 million of legal expense; and
•	$1.1 million of factory transition expense related to moving our die bonder production to Singapore and our Tools production to China.

These increases in SG&A were partially offset by:
•	$11.1 million of overall cost reductions;
•	$4.4 million lower incentive compensation and equity-based compensation expense;
•	$2.7 million of lower foreign currency exchange losses, and;
•	$1.4 million of income related to our Swiss pension plan curtailment and settlement.

Research and development (“R&D”)

The $2.7 million R&D expense decrease for the three months ended June 27, 2009 was mainly attributable to $5.3 million in reductions related to our Equipment businesses. These reductions were primarily due to lower headcount costs and less prototype spending with the recent releases of our latest ball bonder and die bonder product platforms as well as overall cost reductions. These reductions were partially offset by $2.5 million of R&D costs related to our Wedge Bonder business acquired at the beginning of fiscal 2009.

The $4.3 million R&D expense decrease for the nine months ended June 27, 2009 was mostly attributable to $12.2 million in reductions related to our Equipment businesses. These decreases were primarily due to lower headcount costs and less prototype spending with the recent releases of our latest ball bonder and die bonder product platforms as well as overall cost reductions. These cost reductions were partially offset by $8.0 million of R&D costs related to our Wedge Bonder business acquired during the current fiscal year.

Impairment of Goodwill

Due to the earlier than anticipated end of product life cycle for our EasyLine and SwissLine die bonders, during the nine months ended June 27, 2009, we recorded a non-cash impairment charge of $2.7 million and reduced the value of the die bonder goodwill to zero.

U.S. Pension Plan termination

For the nine months ending June 28, 2008, operating expenses included a one-time, non-cash expense of $9.2 million related to the termination of our U.S. pension plan.

Income (Loss) from Continuing Operations

The following table reflects business segment income (loss) from continuing operations for the three months and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended				Nine months ended
(dollar amounts in thousands)	June 28, 2008	% of revenue	June 27, 2009	% of revenue	June 28, 2008	% of revenue	June 27, 2009	% of revenue
Equipment	$(7,219)	-10.0%	$(16,861)	-32.4%	$(12,709)	-4.8%	$(81,869)	-71.4%
Expendable Tools	(271)	-0.4%	2,379	4.6%	198	0.1%	305	0.3%
Total	$(7,490)	-10.3%	$(14,482)	-27.8%	$(12,511)	-4.7%	$(81,564)	-71.1%

Equipment

Our higher Equipment segment loss from continuing operations for both the three and nine months ended June 27, 2009 as compared to the prior year was primarily due to lower overall consumer demand for electronic equipment as the deterioration in global demand for assembly equipment due to the global economic crisis. However, factory utilization of our customers has recently improved driven by demand for lower cost consumer electronic products. The lower sales volume and gross profit was offset by $1.0 million and $3.4 million of gross profit from our Wedge Bonder business for the three and nine months ended June 27, 2009, respectively. Without including the operating expenses from the Wedge Bonder business, the company has decreased operating expenses. This was done through headcount reductions as well as lower R&D costs with the recent releases of our latest ball bonder and die bonder product platforms.

Expendable Tools

The increased income for the Expendable Tools segment for both the three and nine months ended June 27, 2009 is primarily due to the inclusion of Wedge Bonder Tools business acquired during fiscal 2009. However, we had lower gross profit in both our Tools and Blades businesses as the global economic crisis caused a fall in the demand for Expendable Tools. Expendable Tools products are consumables used in the wire bonding process. As overall consumer demand for electronic equipment declined, so did the demand for IC units. Without including the operating expenses from the Wedge Bonder business, the company has decreased operating expenses mainly through headcount reductions.

Gain on Extinguishment of Debt

There were no purchases of our Convertible Subordinated Notes during the three months ended June 28, 2008 and June 27, 2009. The following table reflects purchases of our Convertible Subordinated Notes for the nine months ended June 28, 2008 and June 27, 2009:

	Nine months ended
(in thousands)	June 28, 2008	June 27, 2009
0.5% Convertible Subordinated Notes (1):
Face value purchased	$4,000	$43,050
Net cash	3,815	42,839
Deferred financing costs	15	18
Recognized gain, net of deferred financing costs	170	193

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$-	$16,036
Net cash	-	12,158
Deferred financing costs	-	106
Recognized gain, net of deferred financing costs	-	3,772

Gain on early extinguishment of debt	$170	$3,965

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.
(2)	Activity during the nine months ended June 27, 2009 reflects repurchases pursuant to a tender offer.

Interest Income and Expense

The following table reflects interest income and interest expense for the three and nine months ended June 28, 2009 and June 27, 2009:

	Three months ended				Nine months ended
(dollar amounts in thousands)	June 28, 2008	June 27, 2009	$ Change	% Change	June 28, 2008	June 27, 2009	$ Change	% Change
Interest income	$968	$75	$(893)	-92.3%	$3,728	$1,022	$(2,706)	-72.6%
Interest expense	(850)	(607)	243	-28.6%	(2,607)	(1,981)	626	-24.0%

The decline in interest income for the three and nine months ended June 27, 2009 as compared to the prior year periods was due to lower rates of return on invested cash balances and overall lower cash balances. The decrease in interest expense during the three and nine months ended June 27, 2009 as compared to the prior year periods was attributable to the retirement of our 0.5% Convertible Subordinated Notes and repurchase of $16.0 million (face value) of our 1.0% Convertible Subordinated Notes.

Benefit for Income Taxes

The following table reflects the benefit for income taxes and the effective tax rate from continuing operations for the nine months ended June 28, 2008 and June 27, 2009:

	Nine months ended
(in thousands)	June 28, 2008	June 27, 2009
Loss from continuing operations before taxes	$(11,220)	$(78,558)
Benefit for income taxes	(2,618)	(13,314)

Loss from continuing operations	$(8,602)	$(65,244)

Effective tax rate	23.3%	16.9%

For the nine months ended June 27, 2009, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: net increases in the valuation allowance, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in tax reserves.  The net increase in valuation allowance includes a discrete income tax benefit for the reduction in valuation allowance for a foreign subsidiary based on future anticipated earnings.

For the nine months ended June 28, 2008, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, taxes from foreign operations, benefits related to tax holidays, various permanent items, decreases in deferred taxes for un-remitted earnings, the tax effect of the termination of the U.S. pension plan, increases in tax reserves and certain intercompany adjustments.

In October 2007, the tax authority in Israel issued us a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations) for fiscal 2002 through 2004. We recorded a non-current income tax liability for uncertain tax positions on our Consolidated Balance Sheet as of September 27, 2008 related to this assessment for fiscal years 2002 through 2007, as required under FIN 48. On December 24, 2008, we, through our Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest related to fiscal 2002 through 2004. The settlement of $12.5 million was paid during our second quarter of fiscal 2009. Following the payment and settlement of the audit for fiscal 2002 through 2004, the tax authorities in Israel examined fiscal years 2005 and 2006. During the third quarter of fiscal 2009, we made a payment of approximately $1.9 million related to income taxes and interest to settle the fiscal 2005 and 2006 examinations. As a result of the Israel tax settlement, we recognized a $12.4 million benefit from income taxes through the nine months ended June 27, 2009. The $12.4 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $12.5 million for which the matter was settled. The entire amount of the reversal impacted our effective tax rate as indicated above.

We are currently under audit by the Internal Revenue Service (“IRS”) for the period ended September 30, 2006. We have responded to various information requests from the IRS. The IRS has not proposed any adjustments at this time; however, the audit is still in process.

Income (Loss) from Discontinued Operations, net of tax

We committed to a plan of disposal for our Wire business in fiscal 2008, and on September 29, 2008, completed the sale of certain assets and liabilities associated with the Wire business. Included in discontinued operations for the nine months ended June 27, 2009, we recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax.

The following table reflects operating results of the Wire business discontinued operations for the three and nine months ended June 28, 2008 and June 27, 2009:

	Three months ended		Nine months ended
(in thousands)	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009

Net revenue	$107,612	$-	$315,889	$-

Income (loss) before tax	$5,690	$-	$17,537	$(319)
Gain on sale of Wire business before tax	-	-	-	23,524
Income from discontinued operations before tax	5,690	-	17,537	23,205
Income tax expense	(2,744)	-	(504)	(478)
Income from discontinued operations, net of tax	$2,946	$-	$17,033	$22,727

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments as of June 27, 2009 were $117.3 million, a decrease of $68.8 million from September 27, 2008. The $68.8 million decline includes: $87.0 million for the purchase of Orthodyne, $84.4 million for the repurchase and redemption of our 0.5% and 1.0% Notes, $14.7 million for the settlement of Israel taxes and associated fees partially offset by $155.0 million received for the sale of our Wire business.

The following table reflects cash, cash equivalents and short-term investments as of September 27, 2008 and June 27, 2009:

	As of
(dollar amounts in thousands)	September 27, 2008	June 27, 2009	Change
Cash and cash equivalents	$144,932	$114,687	$(30,245)
Restricted cash (1)	35,000	281	(34,719)
Short-term investments	6,149	2,317	(3,832)
Total cash and investments	$186,081	$117,285	$(68,796)
Percentage of total assets from continuing operations	55.3%	34.0%

(1) Our gold financing arrangement for our former Wire business required restricted cash of $35.0 million which was reflected on the Consolidated Balance Sheet as of September 27, 2008. During the first fiscal quarter of 2009, in connection with the sale of the Wire business, the restriction on the cash balance was released upon termination of the credit facility. Restricted cash as of June 27, 2009 was required for customs in China.

The following table reflects summary Consolidated Statement of Cash Flow information for the nine months ended June 28, 2008 and June 27, 2009:

	Nine months ended
(in thousands)	June 28, 2008	June 27, 2009

Cash flows provided by (used in):

Operating activities, continuing operations	$24,936	$(41,245)
Operating activities, discontinued operations	(1,893)	(1,699)
Operating activities	23,043	(42,944)

Investing activities, continuing operations	(5,444)	(52,894)
Investing activities, discontinued operations	(156)	149,857
Investing activities	(5,600)	96,963

Financing activities	(3,287)	(84,304)

Effect of exchange rate on cash and cash equivalents	(531)	40

Changes in cash and cash equivalents	13,625	(30,245)
Cash and cash equivalents, beginning of period	150,571	144,932
Cash and cash equivalents, end of period	164,196	114,687
Restricted cash and short-term investments	18,560	2,598
Total cash and investments	$182,756	$117,285

Cash flow information: Nine months ended June 27, 2009

Continuing Operations

Net cash used in operating activities was primarily attributable to our net loss from continuing operations of $65.2 million partially offset by non-cash adjustments of $17.2 million and net cash inflows from operating assets and liabilities of $6.8 million. The non-cash adjustment was primarily due to depreciation and amortization of $16.4 million. The net inflow of cash from operating assets and liabilities of $6.8 million was primarily due to $28.4 million decrease in accounts receivable, $8.9 million decrease in prepaid expenses and other current assets, partially offset by a decrease in income taxes payable of $26.7 million and decreases in accounts payable and accrued expenses of $7.1 million. Changes in operating assets and liabilities were primarily due to the impact of lower sales volumes. The change in income taxes payable was due to the settlement of our tax audit in Israel.

Net cash used in investing activities was primarily due to the purchase of Orthodyne for $87.0 million partially offset by the net reduction in restricted cash of $34.7 million that was used to support gold financing for our former Wire business. Cash used for capital expenditures totaled $4.4 million, and net proceeds from the sale of investments were $3.8 million.

Net cash used in financing activities included $84.4 million for the repurchase of 0.5% and 1.0% Convertible Subordinated Notes and payment upon maturity of the remaining 0.5% Convertible Subordinated Notes.

Discontinued Operations

Net cash used in operating activities of discontinued operations of $1.7 million was a result of facility payments for our former Test business and costs for the shutdown of our Wire business.

Net cash provided by investing activities of discontinued operations of $149.9 million was a result of $155.0 million paid to us by Heraeus for our Wire business less related transaction costs.

Cash flow information: Nine months ended June 28, 2008

Continuing Operations

Net cash provided by operating activities was primarily attributable to a net loss of $8.6 million offset by $21.9 million of non-cash adjustments. The non-cash adjustments were mainly the result of: $9.2 million pension termination charge; $4.2 million provision for inventory valuation; $6.6 million depreciation and amortization and $5.5 million equity-based compensation expense. Net cash provided by changes in assets and liabilities was $11.6 million. The net inflow of cash from operating assets and liabilities of $11.6 million was primarily due to $49.7 million decrease in accounts receivable, $5.3 million decrease in inventories, partially offset by a $43.7 million decrease in accounts payable and accrued expenses. Changes in accounts receivable and accounts payable are due to volatility of our sales and related inventory purchases. The decrease in accrued expenses is primarily due to the timing of accrued employee compensation costs and severance.

Net cash used in investing activities was primarily due to a $10.0 million increase in restricted cash, and $6.3 million of capital expenditures partially offset by $10.8 million of net sales of short-term investments.

Net cash used in financing activities included $3.8 million for the repurchase of $4.0 million (face value) of 0.5% Convertible Subordinated Notes partially offset by $0.5 million of proceeds from the exercise of stock options.

Discontinued Operations

Net cash used in operating activities of discontinued operations of $1.9 million was the result of Wire business operating activities of $0.7 million and $1.2 million of facility payments related to our former Test business. Wire operating activities were a result of $17.0 million of net income offset by $17.7 million of changes in working capital.

Net cash provided by investing activities was due to $0.2 million of Wire capital expenditures.

Fiscal 2009 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2009 capital expenditure needs to be approximately $1.4 million. Expenditures are expected to be primarily used for the expansion of our operations infrastructure in Asia.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. However, our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict the timing, severity or duration of economic and industry downturns or the timing, strength or duration of recoveries. We will continue to use our cash for working capital needs, general corporate purposes, and/or to repay and/or refinance our Convertible Subordinated Notes prior to maturity.

We may seek, as we believe appropriate, additional debt or equity financing to refinance our current Convertible Subordinated Notes, provide capital for corporate purposes, working capital funding, and additional liquidity if current economic and industry conditions remain weak or to fund future growth opportunities. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 27, 2009 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of June 27, 2009:

	Payments due by period
		Less than	1 - 3	3 - 5	More than	Due date not
(in thousands)	Total	1 year	years	years	5 years	determinable
Contractual Obligations:
Long-term debt	$158,964		$48,964	$110,000

Current and long-term liabilities:
Facility accrual related to discontinued operations (Test)	5,324	$1,884	3,440
Long-term income taxes payable	1,684		1,684
Post-employment foreign severance obligations	1,545					$1,545
Operating lease retirement obligations	1,410				$1,410
Switzerland pension plan obligation	1,321	581				740
China government loan	281	281
Total Obligations and Commitments
reflected on the Consolidated Financial Statements	$170,529	$2,746	$54,088	$110,000	$1,410	$2,285

Contractual Obligations:
Inventory purchase obligations (1)	42,120	42,120
Operating lease obligations (2)	40,105	2,305	16,551	9,807	11,442
Interest expense	3,622	1,697	1,925
Commercial Commitments:
Standby Letters of Credit (3)	1,403	1,403
Total Obligations and Commitments not
reflected on the Consolidated Financial Statements	$87,250	$47,525	$18,476	$9,807	$11,442	$-

(1) We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(2) We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

(3) We provide standby letters of credit which represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

The following table reflects our Convertible Subordinated Notes as of June 27, 2009:

Type	Maturity Date	Par Value (in thousands)	Fair Value as of June 27, 2009 (in thousands) (1)	Standard & Poor's rating (2)

1.0 % Convertible Subordinated Notes	June 30, 2010	$48,964	$42,844	Not rated
0.875 % Convertible Subordinated Notes	June 1, 2012	110,000	73,117	Not rated

		$158,964	$115,961

(1) In accordance with Statements of Financial Accounting Standards No. 157, Fair Value Measurement, we rely upon observable market data such as our common stock price, interest rates, and other market factors.

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

We are currently under audit by the IRS for the period ended September 30, 2006. We have responded to various information requests from the IRS. The IRS has not proposed any adjustments at this time; however, the audit is still in process.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in Item 1 for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our consolidated results of operations and financial condition.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (such as corporate bonds, commercial paper and U.S. Treasury and Agency securities). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of June 27, 2009, we had a $2.3 million investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents, which were subject to interest rate risk. We have determined if market interest rates were to increase immediately and uniformly by 10% from levels as of June 27, 2009, the impact on the fair market value of our portfolio would be immaterial.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China. Based on our overall currency rate exposure as of June 27, 2009, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our board has granted management with authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2009, our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

During the first quarter of fiscal 2009, we expanded our Oracle financial system to include our consolidation process and our Singapore location. There were no other changes in our internal controls over financial reporting that occurred during the nine months ended June 27, 2009 that may have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 27, 2008 filed with the Securities and Exchange Commission.

Item 6.  Exhibits

(a)  Exhibits.

Exhibit No.	Description

10.1	Employment Agreement dated June 25, 2009 by and between Kulicke and Soffa Industries, Inc. and Christian Rheault.

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: July 30, 2009	By: /s/ MAURICE E. CARSON
Maurice E. Carson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)