Form 10-K
period 2009-10-03
KULICKE & SOFFA INDUSTRIES INC
filed 2009-12-16
CIK 56978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2009

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

COMMON STOCK, WITHOUT PAR VALUE

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of March 28, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $154,570,908 based on the closing sale price as reported on The NASDAQ Global Market (Reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 10, 2009 there were 69,724,817 shares of the registrant’s common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed on or about December 31, 2009 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
2009 Annual Report on Form 10-K

i

PART I

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and
•	projected demand for ball, wedge and die bonder equipment and for expendable tools.

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

We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements, which speak only as of the date on which they were made. Except as required by law, we assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.

Item 1. BUSINESS

Unless otherwise indicated, amounts provided throughout this Form 10-K relate to continuing operations only and accordingly do not include amounts attributable to our Wire business, which we sold on September 29, 2008. In fiscal 2009, our Packaging Materials segment was renamed Expendable Tools.

Kulicke & Soffa Industries, Inc. (the “Company” or “K&S”) designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits, high and low powered discrete devices, LEDs, and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, their subcontract assembly suppliers, other electronics manufacturers and automotive electronics suppliers.

We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the lowest cost supplier in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, through consolidating operations, moving manufacturing to Asia, moving our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate savings without compromising overall product quality and service levels.

On September 29, 2008, we completed the sale of our Wire business for net proceeds of $149.9 million to W.C. Heraeus GmbH (“Heraeus”). The financial results of the Wire business have been included in discontinued operations in the consolidated financial statements for all periods presented.

On October 3, 2008, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne Electronics Corporation (“Orthodyne”). In connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value on that date of $46.2 million and paid $87.0 million in cash including capitalized acquisition costs. Orthodyne is the leading supplier of both heavy wire wedge bonders and heavy wire wedges (the expendable tools used in wedge bonding) for the power semiconductor and hybrid module markets.

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

Our fiscal year end for fiscal 2007, 2008 and 2009 was September 29, 2007, September 27, 2008, and October 3, 2009, respectively.

Business Environment

The semiconductor business environment is highly volatile, driven by both internal, cyclical, dynamics as well as macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDM”) and their subcontractors, periodically aggressively invest in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending — the so called semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.

Our Equipment segment reflects the industry’s cyclical dynamics and is therefore also highly volatile. The financial performance of this segment is affected, both positively and negatively, by semiconductor manufacturers’ expectations of capacity requirements and their plans for upgrading their production capabilities. Volatility of this segment is further influenced by the relative mix of IDM and subcontract customers in any period, since changes in the mix of sales to IDMs and subcontractors can affect our products’ average selling prices due to differences in volume purchases and machine configurations required by each type of customer.

Our Expendable Tools segment is less volatile than our Equipment Segment, since sales of expendable tools are directly tied to semiconductor unit consumption rather than their expected growth rate.

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. In the first half of fiscal 2009, conditions in the global economy deteriorated dramatically, leading to a sharp contraction in consumer and business electronics spending, which in turn reduced demand throughout the semiconductor supply chain. Business conditions began to improve near the end of our second fiscal quarter and continued to improve through the remainder of fiscal 2009. Customer orders have remained strong during the first quarter of fiscal 2010. However, our visibility into future demand is generally limited, and forecasting is difficult. There can be no assurances regarding levels of demand for our products, and we believe historic industry-wide volatility will persist.

To mitigate possible negative effects of this industry-wide volatility on our financial position, we are de-leveraging and have strengthened our balance sheet. During fiscal 2009, we reduced our debt by $88.4 million to $159.0 million. We also completed a public equity offering of 8.0 million common shares which raised $38.7 million of net proceeds. We ended fiscal 2009 with cash and cash equivalents totaling $144.8 million. We believe a strong cash position allows us to continue making longer term investments in product development and in cost reduction activities throughout the semiconductor cycle.

Technology Leadership

We compete, largely by offering our customers the most advanced equipment and expendable tools available for both the wire and die bonding process. Our equipment is typically the fastest and has the highest levels of process control available in their respective categories. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products.

To maintain our competitive advantage, we invest in product development activities to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

The rise of copper wire bonding technology as an alternative to gold wire is an example of our technology leadership and reflects the benefits of collaboration. Over the last several years, we led an informal working-group of customers and materials suppliers tasked with solving the technical challenges involved in substituting copper for gold in the ball bonding process. Working with customers and suppliers of equipment used upstream and downstream of the wire bonding process, we developed a robust, high-yielding production process that makes copper wire bonding commercially viable.

Driven by the rising cost of gold, conversion to copper wire bonding for a wide range of packaging applications has become a major focus of many semiconductor manufacturers. We believe this conversion process has the potential to drive a significant wire bonder replacement cycle, since we believe a significant portion of the industry’s installed base is not suitable for copper bonding. Through our research and development efforts, we are well positioned with both leading products and the process expertise to capitalize on this potential replacement cycle.

We also maintain the technology leadership of our equipment by optimizing our products to serve high growth niches. For example, over the last two years we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. Industry analysts have estimated the annual growth rate for total shipments of LED devices to be approximately 15% annually through 2013, driven by the adoption of LED backlights for flat-screen displays as well as other LED applications in general lighting. In fiscal 2009, we launched two products optimized for these applications. These products represent our first product offerings specifically aimed at this high growth market, and since their introduction we have captured significant market share.

Our focus on technology leadership also extends to die bonding. In fiscal 2009, we launched a new die bonding platform, our state of the art iStackPSTM die bonder for advanced stacked die applications. iStack offers best-in-class throughput and accuracy, and we believe the product is positioned to lead the market for its targeted applications.

We bring the same technology focus to our expendable tools business driving tool design and manufacturing technology to optimize the performance and process capability of the equipment in which our tools are used. For all our equipment products, expendable tools are an integral part of their process capability. We believe our unique ability to simultaneously develop both equipment and tools is one of the reasons for our technology leadership position.

Products and Services

We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for fiscal 2007, 2008 and 2009:

	Fiscal
(in thousands)	2007	2008	2009
Equipment	$316,718	$271,019	$170,536
Expendable Tools	53,808	57,031	54,704
Total	$370,526	$328,050	$225,240

See Note 13 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.

Equipment

We manufacture and sell a line of ball bonders, heavy wire wedge bonders and die bonders that are sold to semiconductor device manufacturers, their subcontract assembly suppliers, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. Die bonders are used to attach a die to the substrate or lead frame which will house the semiconductor device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control.

Our principal Equipment segment products include:

Business Unit	Product Name	Served Market
Ball bonders	IConn-Power Series	Advanced, copper bonding and ultra fine pitch applications
	ConnX-Power Series	Cost performance, low pin count and copper applications
	ConnX-LED Power Series	Horizontal formatted LED applications
	ConnX-VLED Power Series	Vertical LED applications
	AT Premier	Stud bumping applications

Wedge bonders	3600 Plus	Power hybrid and automotive modules
	7200 Plus	Power semiconductors
	7600 Series	Smaller power packages

Die bonders	iStack Power Series	Advanced stack die and ball grid array applications

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Launched in 2008, the Power Series initially consisted of the IConnPS high-performance and ConnXPSTM cost-performance ball bonders.

In fiscal 2009, we launched two extensions of our ConnX automatic ball bonder aimed specifically at LED applications — ConnX-LEDPSTM and ConnX-VLEDPSTM. Traditionally, we had not targeted the LED market with our product portfolio but through the technology leadership of ConnXPSTM and its variants, we now offer excellent cost performance bonding solutions in an area of the market where some of our competitors were once dominant.

Our Power Series products have advanced industry performance standards. Our ball bonders are capable of performing very fine pitch bonding, as well as creating the sophisticated wire loop shapes needed in the assembly of advanced semiconductor packages. Our ball bonders can also be converted for use to copper applications through kits we sell separately, a capability that is increasingly important as bonding with copper continues to grow as an alternative to gold.

Heavy Wire Wedge Bonders

Through the acquisition of Orthodyne, we are now the leaders in the design and manufacture of heavy wire wedge bonders for the power semiconductor and automotive power module markets. Wedge bonders use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. Wedge bonders also attach large-diameter wire or ribbon to semiconductors when high electrical current requirements or reliability constraints do not allow the use of ball bonds.

Our portfolio of wedge bonding products includes:

•	The 3600 Plus wedge bonders: high speed, high accuracy wire bonders designed for power modules, automotive packages and other large wire multi-chip module applications.
•	The 7200 Plus wedge bonders: dual head wedge bonder designed specifically for power semiconductor applications.
•	The 7600 series wedge bonder: first introduced in March of 2009, the 7600 is targeted primarily at the market for small power packages and will also extend our product portfolio to include reel-to-reel type applications.

We have also developed an advanced process for bonding power packages that utilizes ribbon rather than a round wire. Sold under the trade name PowerRibbon®, the process offers performance advantages over traditional round wire and is gaining acceptance in the market for power packages and automotive high current applications. This process is available on new wedge bonders or as a retrofit kit for some existing wedge bonders. We expect that our ribbon bonding capability will open new packaging opportunities for our customers.

Die Bonders

We entered the die bonder market through the fiscal 2007 acquisition of Alphasem. Our die bonder strategy included continuing to sell the existing Alphasem products while developing a family of next-generation die bonders. The first of those new machines, the iStack, was launched in March of 2009. We are currently putting iStack qualification machines in customers’ factories, and expect first purchase orders in the March 2010 fiscal quarter.

iStack is targeted at stacked die and high end BGA applications. In these applications, we expect up to 30% to 50% productivity increases compared to current generation machines. In addition, iStack has demonstrated superior accuracy and process control. We believe iStack represents a significant opportunity for us to expand our die bonder business.

During fiscal 2009 we announced the end of life of our older Alphasem die bonder products.

Other Equipment Products and Services

We also sell other equipment products, including manual wire bonders and stud bump bonders.

We also offer spare parts, equipment repair, training services, and upgrades for our equipment through our Support Services business unit.

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•	Capillaries: expendable tools used in ball bonders. Made of ceramic, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment.
•	Bonding wedges: expendable tools used in wedge bonders. Like capillaries, their specific features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors’ equipment.
•	Saw blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been molded in a matrix configuration into individual units.

Customers

Our major customers include IDM and subcontract assembly companies, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their capital investments, operating expense budgets, and overall industry trends.

The following chart reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

Fiscal 2007

1.	Advanced Semiconductor Engineering*
2.	Siliconware Precision Industries, Ltd.
3.	Amkor Technology Inc.
4.	Samsung
5.	Hynix Semiconductor Inc.
6.	STATS ChipPAC
7.	Texas Instruments
8.	Sandisk Semiconductor
9.	ST Microelectronics
10.	Chipmos Technology Inc.

Fiscal 2008

1.	Advanced Semiconductor Engineering
2.	STATS ChipPac
3.	Amkor Technology Inc.
4.	Siliconware Precision Industries, Ltd.
5.	Sandisk Semiconductor
6.	Texas Instruments
7.	ST Microelectronics
8.	Samsung
9.	NXP Semiconductors
10.	King Yuan Electronics Company

Fiscal 2009

1.	Advanced Semiconductor Engineering*
2.	Amkor Technology Inc.*
3.	Siliconware Precision Industries, Ltd.
4.	Texas Instruments, Inc.
5.	First Technology China, Ltd.**
6.	Techno Alpha Co.**
7.	ST Microelectronics
8.	Samsung
9.	Micron Technology Incorporated
10.	Intel Corporation

*	Accounted for more than 10% of fiscal year net revenue.
**	First Technology China, Ltd. and Techno Alpha Co. are our distributors of wedge bonders and wedge bonding consumables in China and Japan, respectively.

Approximately 96.8%, 95.6% and 97.0% of our net revenue for fiscal 2007, 2008 and 2009, respectively, were for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.

For a discussion of our financial information about geographic areas, see our Consolidated Financial Statements and corresponding Notes included in Item 8 of this report.

Sales and Customer Support

We believe maintaining long term customer relationships is critical to our success, and comprehensive sales and customer support are an important means of establishing those relationships. To maintain these relationships, we utilize multiple distribution channels using either our own employees, manufacturers’ representatives, distributors, or a combination of the three, depending on the product, region, or application. In all cases, our goal is to position our sales and customer support resources near our customers’ facilities so as to provide support for customers in their own language and consistent with local customs. Our sales and customer support resources are located primarily in China, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand, the United States, and in Germany. Supporting these local resources, we have application labs in China, Israel, Japan, Singapore and Switzerland that offer additional process expertise.

By establishing relationships with semiconductor manufacturers, their subcontract assembly suppliers, and vertically integrated manufacturers of electronic systems, we gain insight into our customers’ future semiconductor packaging strategies. These insights assist us in our efforts to develop products and processes that address our customers’ future assembly requirements.

Backlog

We organize and manage our business to maintain a low backlog. Because of the volatility of customer demand, customer changes in delivery schedules, or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of revenue for any succeeding period. Our backlog consists of customer orders that are scheduled for shipment within the next 12 months. A majority of our orders are subject to cancellation or deferral by our customers with limited or no penalties.

The following table reflects our backlog as of September 27, 2008 and October 3, 2009:

	As of
(in thousands)	September 27, 2008	October 3, 2009
Backlog	$49,508	$42,181

Manufacturing

We believe excellence in manufacturing can create a competitive advantage, both from producing at lower costs and by providing superior responsiveness to changes in customer demand. To achieve these goals, we manage our manufacturing operations through a single organization and believe that fewer, larger factories allow us to capture economies of scale and generate cost savings through lower manufacturing costs.

Equipment

Our equipment manufacturing activities consist primarily of integrating outsourced parts and subassemblies and testing finished products to customer specifications. Our outsource model allows us to minimize our fixed costs and capital expenditures. Just-in-time inventory management has reduced our manufacturing cycle times and lowered our on-hand inventory requirements.

Our ball bonder and die bonder manufacturing and assembly is performed at our facility in Singapore. During fiscal 2009, we announced plans to move manufacturing of wedge bonders from Irvine, California to Singapore. This transition is underway and is expected to be completed in 2011. During the year, we also began investing in a subassembly manufacturing and supply management facility in Malaysia that will manufacture subassemblies currently manufactured in the U.S. and Singapore. We expect this facility to be fully operational in the second half of fiscal 2010. When these projects are completed, we will manufacture all of our equipment in Asia.

We have ISO 9001 certification for our equipment manufacturing facilities in Singapore, Switzerland (legacy model die bonders and spares manufacturing) and Irvine, California. In addition, we have ISO 14001 certifications for our equipment manufacturing facilities in Singapore and Irvine, California.

Expendable Tools

We manufacture saw blades and capillaries at our facility in Suzhou, China. The capillaries are made using blanks produced at our facility in Yokneam, Israel. Historically, we also made a small percentage of capillaries in Yokneam; however, in fiscal 2009, we announced a plan to consolidate all capillary manufacturing in Suzhou, leaving only blank manufacturing in Yokneam. We outsource the production of our bonding wedges. Both the Suzhou and Yokneam facilities are ISO 9001 and ISO 14001 certified.

Research and Product Development

Many of our customers generate technology roadmaps describing their projected manufacturing technology requirements. Our research and product development activities are focused on delivering robust production solutions to those projected requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $49.1 million, $59.9 million and $53.5 million during fiscal 2007, 2008 and 2009 respectively.

Intellectual Property

Where circumstances warrant, we apply for patents on inventions governing new products and processes developed as part of our ongoing research, engineering, and manufacturing activities. We currently hold a number of United States patents, many of which have foreign counterparts. We believe the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents. Additionally, we believe much of our important technology resides in our trade secrets and proprietary software.

Competition

The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Ball bonders: ASM Pacific Technology and Shinkawa
•	Wedge bonders: F&K Delvotec, Hesse & Knipps and Cho-Onpa
•	Die bonders: ASM Pacific Technology, BE Semiconductor Industries N.V., Renesas and Shinkawa

Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant expendable tools competitors include:

•	Capillaries: PECO and Small Precision Tools, Inc.
•	Saw blades: Disco Corporation
•	Bonding wedges: Micro-Mechanics, Small Precision Tool and CoorsTek

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

We have in the past, and will in the future, incur costs to comply with environmental laws. We are not, however, currently aware of any material costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third party waste disposal sites, that we expect to have a material adverse effect on our business, financial condition or operating results. However, it is possible that material environmental costs or liabilities may arise in the future.

Employees

As of October 3, 2009, we had 2,132 regular full-time employees and 35 temporary workers worldwide.

Executive Officers of the Company

The following table reflects certain information regarding our executive officers as of October 3, 2009. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	First Became an Officer (calendar year)	Position
C. Scott Kulicke	60	1976	Chairman of the Board of Directors and Chief Executive Officer
Christian Rheault	44	2005	Senior Vice President, Marketing
Charles Salmons	54	1992	Senior Vice President, Engineering
Shay Torton	48	2005	Senior Vice President, Worldwide Operations
Ran Bareket	43	2009	Vice President and interim Principal Accounting Officer
Jason Livingston	39	2009	Vice President, Wedge Bonding business unit
Tek Chee (“TC”) Mak	55	2006	Vice President, Worldwide Sales
Michael J. Morris	40	2009	Vice President and interim Chief Financial Officer

C. Scott Kulicke has served as Chief Executive Officer since 1980 and Chairman of the Board of Directors since 1984. His present term as a director expires in 2011. Mr. Kulicke holds a Bachelor of Science degree in Economics from the Wharton School of Business of the University of Pennsylvania.

Christian Rheault has served as Senior Vice President, Marketing since November 2007 after serving as Vice President, Equipment segment since 2006. Prior to that time, he served as Vice President and General Manager of our Ball Bonder Business Unit and Director of Strategic Marketing and Vice President, General Manager of the Microelectronics Business Unit. Mr. Rheault holds an Electrical Engineering degree from Laval University, Canada and a DSA (Business Administration Diploma) from Sherbrooke University, Canada.

Charles Salmons has served as Senior Vice President, Engineering since March 2008, after serving as Senior Vice President, Acquisition Integration (September 2006-March 2008), Senior Vice President, Wafer Test (November 2004-September 2006), Senior Vice President, Product Development (September 2002-November 2004), Senior Vice President Operations (1999 to 2004), General Manager, Ball Bonder operations (1998-1999), and Vice President of Operations (1994-1998). Mr. Salmons holds a Bachelor of Arts degree in Economics from Temple University and a Master of Business Administration degree from LaSalle University.

Shay Torton has served as Senior Vice President, Worldwide Operations since 2009 after serving as Vice President, Worldwide Operations and Supply Chain (2005-2009), Vice President, China Operations and K&S Suzhou General Manager (2002-2005), Vice President and General Manager, Materials Business Unit (2001-2002), K&S Bonding Wire Business Unit Managing Director-Singapore (1997) and General Manager, K&S Bonding Wire-U.S. (1996). Mr. Torton holds a Bachelor of Science degree in Industrial Engineering and Management from the Israel Institute of Technology.

Ran Bareket was appointed interim Principal Accounting Officer in August 2009. Prior to this appointment, Mr. Bareket served as our Vice President and Corporate Controller since July 2006. In addition, he served as Vice President of Financial Operations since 2005. Prior to 2005, Mr. Bareket served as our Director of Worldwide Financial Operations. Mr. Bareket holds a Bachelor of Arts degree in Accounting/Management from Tel Aviv Management College in Israel and a Master of Business Administration from Pennsylvania State University.

Jason Livingston was appointed Vice President of the K&S Wedge Bonding Business Unit in October 2009, after serving as Vice President of Finance for the Wedge Bonding Business Unit. Mr. Livingston joined K&S through the acquisition of Orthodyne Electronics, where he served as Chief Financial Officer since April 1998. Prior to joining Orthodyne Electronics, Mr. Livingston was with McGladrey & Pullen, LLP. Mr. Livingston is a CPA and holds a Bachelor of Arts degree in Accounting from California State University.

Tek Chee (“TC”) Mak has served as Vice President of Worldwide Sales since September 2006 after serving as Vice President of Sales for the Equipment and Expendable Tools businesses since November 2004. Prior to that time, he served as Vice President of Asia Sales since February 2001. Mr. Mak holds a Higher Diploma of Electronic Engineering from Hong Kong Polytechnic University.

Michael J. Morris was appointed interim Chief Financial Officer (“CFO”) in August 2009. Mr. Morris previously served as Vice President of Finance and Treasurer. Before joining K&S in October 2006, Mr. Morris was Assistant Treasurer at Constellation Energy Group. Prior to joining Constellation in 2005, Mr. Morris held various positions of increasing responsibility at the Treasurer’s Office of General Motors. Mr. Morris holds a Bachelor of Arts degree in Economics from the University of Pennsylvania and a Master of Business Administration from the University of Michigan.

Item 1A. RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our operating results and financial condition are adversely impacted by volatile worldwide economic conditions.

Global economic conditions affect demand for semiconductor capital equipment and expendable tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Conditions in the global economy deteriorated dramatically in the first half of our fiscal 2009, leading to a sharp contraction in consumer and business electronics spending, which reduced demand throughout the semiconductor supply chain. Though industry conditions improved significantly in the second half of the fiscal year, visibility continues to be limited and forecasting in the current business environment remains extremely difficult. We cannot predict the duration or strength of an economic recovery. If the economy or markets in which we operate experience further weakness, our business, financial condition and results of operations will be materially and adversely affected.

The semiconductor industry is volatile with sharp periodic downturns and slowdowns. Cyclical industry downturns are made worse by volatile global economic conditions.

Our operating results are significantly affected by the capital expenditures of semiconductor manufacturers, both IDMs and subcontractors. Expenditures by our customers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, including personal computers, telecommunications equipment, consumer electronics and automotive goods. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and materially and adversely affect our business, financial condition and operating results.

The semiconductor industry is volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. Downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. Historically these downturns have severely and negatively affected the industry’s demand for capital equipment, including the assembly equipment and, to a lesser extent, the expendable tools that we sell. The sharp deterioration in global economic conditions that occurred in the first half of fiscal 2009 made the industry downturn during that same period more severe than recent industry downturns. There can be no assurances regarding levels of demand for our products, especially in light of uncertain global economic conditions. In any case, we believe the historical volatility of our business, both upward and downward, will persist.

We may experience increasing price pressure.

Typically our average selling prices have declined over time. We seek to offset this decline by continually reducing our cost structure by consolidating operations in lower cost areas, reducing other operating costs, and by pursuing product strategies focused on product performance, and customer service. These efforts may not be able to fully offset price declines; therefore, our financial condition and operating results may be materially and adversely affected.

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

Some of the factors that may cause our net revenue and operating margins to fluctuate significantly from period to period are:

•	market downturns;
•	the mix of products we sell because, for example:
º	certain lines of equipment within our business segments are more profitable than others; and
º	some sales arrangements have higher gross margins than others;
•	cancelled or deferred orders;
•	competitive pressures may force us to reduce prices;
•	higher than anticipated costs of development or production of new equipment models;
•	the availability and cost of the components for our products;
•	delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;
•	customers’ delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and
•	our competitors’ introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses, and interest expense, do not vary directly with our net revenue. Our research and development efforts include long-term projects lasting a year or more, which require significant investments. In order to realize the benefits of these projects, we believe that we must continue to fund them during periods when our revenue has declined. As a result, a decline in our net revenue would adversely affect our operating results as we continue to make these expenditures. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net revenue, our operating results would decline. In a downturn, we may have excess inventory, which could be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:

•	timing and extent of our research and development efforts;
•	severance, resizing, and other costs of relocating facilities;
•	inventory write-offs due to obsolescence; and
•	an increase in the cost of labor or materials.

Because our net revenue and operating results are volatile and difficult to predict, we believe consecutive period-to-period comparisons of our operating results may not be a good indication of our future performance.

We may not be able to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business.

We believe our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must introduce these products and product enhancements into the market in a timely manner in response to customers’ demands for higher performance assembly equipment and leading-edge materials customized to address rapid technological advances in integrated circuits, and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer improved performance and features, or lower prices which may render our products less competitive. The development and commercialization of new products requires significant capital expenditures over an extended period of time, and some products we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

Substantially all of our sales and manufacturing operations are located outside of the United States, and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war.

Approximately 96.8%, 95.6% and 97.0% of our net revenues for fiscal 2007, 2008 and 2009, respectively, were to customers located outside of the United States, primarily in the Asia/Pacific region. Our future performance will depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. Some of these economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and most of our manufacturing operations are located in countries other than the United States. We manufacture our ball bonders in Singapore, bonding tools in Israel and China, die bonders in Singapore, and certain bonder subassemblies in Malaysia. In addition, we have sales, service and support personnel in China, Japan, Korea, Malaysia, the Philippines, Singapore, Switzerland, Taiwan, Thailand, United States and Germany. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;
•	seizure of our foreign assets, including cash;
•	longer payment cycles in foreign markets;
•	international exchange restrictions;
•	restrictions on the repatriation of our assets, including cash;
•	significant foreign and United States taxes on repatriated cash;
•	difficulties of staffing and managing dispersed international operations;
•	possible disagreements with tax authorities regarding transfer pricing regulations;
•	episodic events outside our control such as, for example, outbreaks of influenza;
•	tariff and currency fluctuations;
•	changing political conditions;
•	labor conditions and costs;
•	foreign governments’ monetary policies and regulatory requirements;
•	less protective foreign intellectual property laws; and
•	legal systems which are less developed and may be less predictable than those in the United States.

Because most of our foreign sales are denominated in U.S. dollars, an increase in value of the U.S. dollar against foreign currencies will make our products more expensive than those offered by some of our foreign competitors. In addition, a weakening of the U.S. dollar against foreign currencies could make our costs in non-U.S. locations more expensive to fund. Our ability to compete overseas may be materially and adversely affected by changes in the value of the U.S. dollar against foreign currencies.

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

Because nearly all of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have an adverse effect on our cash flows. Our primary exposures include the Swiss Franc, Chinese Yuan, Euro, Singapore Dollar, Israeli Shekel and Japanese Yen. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We currently have no foreign exchange forward contracts in place but may enter into foreign exchange forward contracts or other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

We may not be able to consolidate manufacturing and other facilities without incurring unanticipated costs and disruptions to our business.

As part of our ongoing efforts to further reduce our cost structure, we continue to migrate manufacturing and other facilities to Asia. We may incur significant and unexpected costs, delays and disruptions to our business during this process. Because of unanticipated events, including the actions of governments, suppliers, employees or customers, we may not realize the synergies, cost reductions and other benefits of any consolidation to the extent or within the timeframe we currently expect.

Our business depends on attracting and retaining management, marketing and technical employees as well as on the succession of senior management.

Our future success depends on our ability to hire and retain qualified management, marketing and technical employees, primarily in Asia. If we are unable to continue to attract and retain the managerial, marketing and technical personnel we require, and if we are unable to effectively provide for the succession of senior management, our business, financial condition and operating results may be materially and adversely affected.

In December 2009, we announced plans for the succession of C. Scott Kulicke, our Chairman and Chief Executive Officer. Mr. Kulicke’s planned retirement date is June 30, 2011. Our Board of Directors will conduct a search for a new Chief Executive Officer to succeed Mr. Kulicke. Our Board of Directors is taking steps to ensure an orderly succession, but we may not be able to identify and hire a suitable successor in the anticipated time period and the succession process may cause disruptions to our business.

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses.

We typically operate our business with limited visibility of future demand. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts for demand. We have in the past, and may again in the future, fail to accurately forecast demand for our products. This has led to, and may in the future lead to, delays in product shipments or, alternatively, inventory obsolescence and contractual commitments to purchase excess inventory. If we fail to accurately forecast demand for our products, our business, financial condition and operating results may be materially and adversely affected.

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

Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net revenue. Sales as a percent of net revenue to our largest customer were 10.7%, 9.9%, and 17.7% for fiscal 2007, 2008, and 2009, respectively.

We expect a small number of customers will continue to account for a high percentage of our net revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our customers. Any one of a number of factors could adversely affect these relationships. If, for example, during periods of escalating demand for our equipment, we were unable to add inventory and production capacity quickly enough to meet the needs of our customers, they may turn to other suppliers making it more difficult for us to retain their business. Similarly, if we are unable for any other reason to meet production or delivery schedules, particularly during a period of escalating demand, our relationships with our key customers could be adversely affected. If we lose orders from a significant customer, or if a significant customer reduces its orders substantially, these losses or reductions may materially and adversely affect our business, financial condition and operating results.

We depend on a small number of suppliers for raw materials, components and subassemblies. If our suppliers do not deliver their products to us, we would be unable to deliver our products to our customers.

Our products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. We rely on subcontractors to manufacture many of these components and subassemblies and we rely on sole source suppliers for many components and raw materials. As a result, we are exposed to a number of significant risks, including:

•	decreased control over the manufacturing process for components and subassemblies;
•	changes in our manufacturing processes, in response to changes in the market, which may delay our shipments;
•	our inadvertent use of defective or contaminated raw materials;

•	the relatively small operations and limited manufacturing resources of some of our suppliers, which may limit their ability to manufacture and sell subassemblies, components or parts in the volumes we require and at acceptable quality levels and prices;
•	the reliability or quality issues with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;
•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;
•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay shipments to our customers;
•	loss of suppliers as a result of consolidation of suppliers in the industry; and
•	loss of suppliers because of their bankruptcy or insolvency.

If we are unable to deliver products to our customers on time for these or any other reasons, or we are unable to meet customer expectations as to cycle time, or we are unable to maintain acceptable product quality or reliability, our business, financial condition and operating results may be materially and adversely affected.

We may acquire or divest businesses or enter into joint ventures or strategic alliances, which may materially affect our business, financial condition and operating results.

We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. During fiscal 2007, we acquired Alphasem, a manufacturer of die bonders. During fiscal 2009, we both acquired the assets of Orthodyne, a manufacturer of heavy wire wedge bonders and heavy wire wedges, and sold our Wire business to Heraeus, a precious metals and technology group. We may be unable to successfully integrate Orthodyne with our existing businesses and successfully implement, improve and expand our systems, procedures and controls to accommodate the acquisition. In addition, we may not ultimately achieve anticipated benefits or cost reductions from the divestiture of our Wire business. These transactions may place additional constraints on our management and current labor force. Additionally, these transactions may require significant resources from our legal, finance and business teams. If we fail to successfully manage the risks associated with these transactions, our business, financial condition and operating results may be materially and adversely affected.

We may from time to time in the future seek to acquire or divest other businesses or enter into alliances with other companies. Significant acquisitions and alliances may increase demands on management, engineering, and financial resources, and information and internal control systems. Our success with respect to acquisitions and alliances will depend, in part, on our ability to manage and integrate acquired businesses and alliances with our existing businesses and to successfully implement, improve and expand our systems, procedures and controls. In addition, we may divest existing businesses, which would cause a decline in revenues and may make our financial results more volatile. If we fail to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures, joint ventures or other alliances, our business, financial condition and operating results may be materially and adversely affected.

The market price of our common shares and our earnings per share may decline as a result of any acquisitions or divestitures.

The market price of our common shares may decline as a result of any acquisitions or divestitures made by us, including among other things, the acquisition of Orthodyne, if we do not achieve the perceived benefits of such acquisitions or divestitures as rapidly or to the extent anticipated by financial or industry analysts or if the effect on our financial results is not consistent with the expectations of financial or industry analysts. In addition, the failure to achieve expected benefits and unanticipated costs relating to our acquisitions could reduce our future earnings per share.

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

We expect our competitors to improve their current products’ performance, and to introduce new products and materials with improved price and performance characteristics. Our competitors may independently develop technology similar to or better than ours. New product and material introductions by our competitors or by new market entrants could hurt our sales. If a particular semiconductor manufacturer or subcontract assembler selects a competitor’s product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time. Manufacturers and assemblers sometimes develop lasting relationships with suppliers and assembly equipment providers in our industry and often go years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which may materially and adversely affect our business, financial condition and operating results. If we cannot compete successfully, we could be forced to reduce prices and could lose customers and experience reduced margins and profitability.

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

In addition, our partners and alliances may have rights to technology developed by us. We may incur significant expense to protect or enforce our intellectual property rights. If we are unable to protect our intellectual property rights, our competitive position may be weakened.

Third parties may claim we are infringing on their intellectual property, which could cause us to incur significant litigation costs or other expenses, or prevent us from selling some of our products.

The semiconductor industry is characterized by rapid technological change, with frequent introductions of new products and technologies. Industry participants often develop products and features similar to those introduced by others, creating a risk that their products and processes may give rise to claims they infringe on the intellectual property of others. We may unknowingly infringe on the intellectual property rights of others and incur significant liability for that infringement. If we are found to have infringed on the intellectual property rights of others, we could be enjoined from continuing to manufacture, market or use the affected product, or be required to obtain a license to continue manufacturing or using the affected product. A license could be very expensive to obtain or may not be available at all. Similarly, changing or re-engineering our products or processes to avoid infringing the rights of others may be costly, impractical or time consuming.

Occasionally, third parties assert that we are, or may be, infringing on or misappropriating their intellectual property rights. In these cases, we defend, and will continue to defend, against claims or negotiate licenses where we consider these actions appropriate. Intellectual property cases are uncertain and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from our business.

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

Compliance with existing or future, land use, environmental and health and safety laws and regulations may: (1) result in significant costs to us for additional capital equipment or other process requirements, (2) restrict our ability to expand our operations and/or (3) cause us to curtail our operations. We also could incur significant costs, including cleanup costs, fines or other sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under such laws and regulations. Any costs or liabilities to comply with or imposed under these laws and regulations could materially and adversely affect our business, financial condition and operating results.

We may be unable to generate enough cash to repay our debt.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our Subordinated Convertible Notes are not converted to shares of our common stock, we will be required to make annual cash interest payments of $1.5 million in fiscal 2010 and $1.0 million in fiscal 2011 and fiscal 2012 (assuming we do not purchase any additional outstanding Subordinated Convertible Notes). As of October 3, 2009, principal payments of $48.9 million and $110.0 million on the Subordinated Convertible Notes are due in fiscal 2010 and 2012, respectively. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control, including deteriorating global economic conditions. Our indebtedness poses risks to our business, including that:

•	insufficient cash flow from operations to repay our outstanding indebtedness when it becomes due may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us; and
•	our level of indebtedness may make us more vulnerable to economic or industry downturns.

We may not generate cash in an amount sufficient to enable us to service interest, principal and other payments on our debt, including the Subordinated Convertible Notes, or to fund our other liquidity needs. We are not restricted under the agreements governing our existing indebtedness from incurring additional debt in the future. If new debt is added to our current levels, our leverage and our debt service obligations would increase and the related risks described above could intensify.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common shares.

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 69.4 million shares were outstanding as of October 3, 2009. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.

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

Our internal controls may not prevent all potential errors or fraud, because any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We or our independent registered public accountants may identify material weaknesses in our internal controls which could adversely affect our ability to ensure proper financial reporting and could affect investor confidence in us and the price of our common shares.

Accounting methods, including but not limited to the accounting method for convertible debt securities with net share settlement, such as our 0.875% Subordinated Convertible Notes, are subject to change.

In calculating our diluted earnings per share, we recognize interest expense at the stated coupon rate, and shares potentially issuable upon conversion of our 0.875% Subordinated Convertible Notes are excluded from the calculation of diluted earnings per share until the market price of our common shares exceeds the conversion price (i.e., the conversion price is “in the money”). Once the conversion price is in the money, the shares that we would issue upon assumed conversion of the debt would be included in the calculation of fully diluted earnings per share using the “treasury stock” method. No separate value is attributed to the conversion feature of the debt at the time of issuance.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”), which is effective for fiscal years beginning after December 15, 2008. ASC 470.20 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

As compared to the current accounting method, ASC 470.20 would reduce the amount recognized as debt and increase the amount recognized as shareholders’ equity at the time of issuance. The amount of debt recognized at time of issuance would increase over the life of the notes, with a corresponding increase in non-cash interest expense and reduction of net income and earnings per share (net of tax), for the amortization of the original issue discount. We will adopt ASC 470.20 beginning fiscal 2010, with retrospective application to financial statements for periods prior to the date of adoption.

This change in the accounting method for convertible debt securities will have an adverse impact on our reported and future results of operations, and could adversely affect the trading price of our common shares or the trading price of the Subordinated Convertible Notes.

Other Risks

Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.

We have generated net operating loss carryforwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code. An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results.

Potential changes to U.S. and foreign tax laws could increase our income tax expense.

We are subject to income taxes in the United States and many foreign jurisdictions. There have been proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations, such as us, are taxed on foreign earnings. It is unclear whether these proposed tax revisions will be enacted, or, if enacted, what the scope of the revisions will be. Changes in U.S. and foreign tax laws, if enacted, could materially and adversely affect our financial condition and operating results.

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

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses, or in any other country we do business. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and research and development facilities in the United States and manufacturing facilities in the United States, Singapore, China, Malaysia and Israel. We also have an administrative office in Malaysia. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the United States and overseas. Additional attacks or any broader conflict, could negatively impact our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Provisions of our Subordinated Convertible Notes could discourage an acquisition of us by a third party.

Certain provisions of our outstanding Subordinated Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change as defined in our Subordinated Convertible Notes, holders of the Subordinated Convertible Notes will have the right, at their option, to require us to repurchase all of their notes at a price equal to 100% of the principal amount of notes to be repurchased, plus accrued and unpaid interest, plus a premium, if applicable. In addition, pursuant to the terms of the 0.875% Subordinated Convertible Notes, we may not enter into certain mergers unless, among other things, the surviving entity assumes all of our obligations under the indenture and the Subordinated Convertible Notes.

Item 2. PROPERTIES

The following table reflects our major operating facilities:

Facility	Approximate Size	Function	Products Manufactured	Lease Expiration Date
Fort Washington, Pennsylvania	88,000 sq. ft.(1)	Corporate headquarters, technology center, sales and service	Not applicable	September 2028(3)
Suzhou, China	136,386 sq. ft.(1)	Manufacturing, technology center	Capillaries, dicing blades	October 2022(4)
Irvine, California	121,805 sq. ft.(1)	Manufacturing, technology center	Wedge bonders	September 2013
Singapore	77,500 sq. ft.(1)	Manufacturing, technology center	Wire and die bonders	August 2011
Berg, Switzerland	61,896 sq. ft.(2)	Manufacturing, technology center	Die bonder sub-assembly and spares	N/A
Yokneam, Israel	53,820 sq. ft.(2)	Manufacturing, technology center	Capillaries, wedges, die collets	N/A
Petaling Jaya, Malaysia	37,200 sq ft(1)	Subassembly manufacturing and supply chain management	Equipment subassembly(5)	August 2012

(1)	Leased.
(2)	Owned.
(3)	Includes lease extension periods at the Company’s option. Initial lease expires September 2018.
(4)	Includes lease extension periods at the Company’s option. Initial lease expires October 2017.
(5)	Manufacturing began fiscal 2010.

In addition, we rent space for sales and service offices and administrative functions in: China, Germany, Japan, Korea, Malaysia, the Philippines, Taiwan, and Thailand. We believe our facilities are generally in good condition and suitable to the extent of utilization needed.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be a plaintiff or defendant in cases arising out of our business. We cannot be assured of the results of any pending or future litigation, but we do not believe resolution of these matters will materially or adversely affect our business, financial condition or operating results.

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

Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal year ended
	September 27, 2008		October 3, 2009
	High	Low	High	Low
First Quarter	$8.89	$6.47	$4.71	$1.11
Second Quarter	$6.93	$4.55	$2.67	$1.15
Third Quarter	$7.95	$4.66	$5.04	$2.11
Fourth Quarter	$7.49	$4.53	$6.68	$3.00

On December 10, 2009, there were approximately 406 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance our business.

For the purpose of calculating the aggregate market value of shares of our common stock held by nonaffiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by nonaffiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about December 31, 2009.

Equity Compensation Plan Information

The information required hereunder will appear under the heading “Equity Compensation Plans” in our Proxy Statement for the 2010 Annual Meeting of Shareholders which information is incorporated herein by reference.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table reflects selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2005, 2006, 2007, 2008 and 2009. Fiscal 2009 includes Orthodyne which was acquired on October 3, 2008. In addition, all periods have been reclassified to reflect our Wire business as a discontinued operation. Due to this change, fiscal 2005, 2006, and 2007 financial data have been revised from our previously issued consolidated financial statements. This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report or in annual reports or current reports on Form 8-K filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands, except per share amounts)	2005	2006	2007	2008	2009
Statement of Operations Data:
Net revenue:
Equipment	$201,608	$319,788	$316,718	$271,019	$170,536
Expendable Tools	58,394	60,508	53,808	57,031	54,704
Total net revenue	260,002	380,296	370,526	328,050	225,240
Cost of sales:
Equipment	115,645	178,599	188,055	165,499	111,103
Expendable Tools	27,409	28,474	27,035	28,758	25,294
Total cost of sales(1)	143,054	207,073	215,090	194,257	136,397
Operating expenses:
Equipment	70,628	89,684	113,444	122,302	135,465
Expendable Tools	22,578	23,316	24,480	26,971	24,193
Impairment of goodwill	—	—	—	—	2,709
U.S. pension plan termination	—	—	—	9,152	—
Gain on sale of assets	(1,690)	(4,544)	—	—	—
Total operating expenses(1)	91,516	108,456	137,924	158,425	162,367
Segment income (loss) from operations:
Equipment including U.S. pension plan termination of $9,152 in 2008	15,335	51,505	15,219	(25,934)	(78,741)
Expendable Tools	8,407	8,718	2,293	1,302	5,217
Gain on sale of assets	1,690	4,544	—	—	—
Interest income (expense), net	(1,578)	795	3,990	1,233	(1,495)
Gain on extinguishment of debt	—	4,040	2,802	170	3,965
Income (loss) from continuing operations before income taxes	23,854	69,602	24,304	(23,229)	(71,054)
Provision (benefit) for income taxes from continuing operations(2)	1,468	8,068	5,448	(3,610)	(13,029)
Income (loss) from continuing operations	22,386	61,534	18,856	(19,619)	(58,025)
Income (loss) from discontinued operations, net of tax(2)(3)	(126,468)	(9,364)	18,874	23,441	22,011
Net income (loss)	$(104,082)	$52,170	$37,730	$3,822	$(36,014)
Per Share Data:
Income (loss) per share from continuing operations(4)
Basic	$0.43	$1.12	$0.34	$(0.37)	$(0.93)
Diluted	$0.36	$0.91	$0.29	$(0.37)	$(0.93)
Income (loss) per share from discontinued operations, net of tax:(4)
Basic	$(2.45)	$(0.17)	$0.33	$0.44	$0.35
Diluted	$(1.87)	$(0.14)	$0.28	$0.44	$0.35
Net income (loss) per share:(4)
Basic	$(2.02)	$0.95	$0.67	$0.07	$(0.58)
Diluted	$(1.51)	$0.78	$0.57	$0.07	$(0.58)
Weighted average shares outstanding:(4)
Basic	51,619	55,089	56,221	53,449	62,188
Diluted	67,662	68,881	68,274	53,449	62,188
Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$95,369	$157,283	$169,910	$186,081	$144,841
Working capital excluding discontinued operations	105,764	156,237	219,755	165,543	172,401
Total assets excluding discontinued operations	241,134	261,109	384,713	336,270	413,076
Long-term debt	270,000	195,000	251,412	175,000	110,000
Shareholders’ equity (deficit)	(31,748)	79,306	83,255	102,467	153,461

(1)	During fiscal 2005, we recorded the following charges as operating expenses in continuing operations: severance charges of $0.9 million; China start-up costs of $1.2 million; and inventory write-downs of $1.0 million. We also recorded a gain on the sale of assets of $1.7 million within fiscal 2005 operating expenses.

During fiscal 2006, we recorded the following charges in continuing operations: $3.5 million in cost of sales and $0.8 million in operating expenses for the cumulative adjustment to correct immaterial errors in the consolidated financial statements; $8.4 million in operating expenses for incentive compensation and a gain on the sale of assets of $4.5 million in operating expenses.

During fiscal 2007, 2008 and 2009, we recorded $4.4 million, $2.2 million and $2.7 million, respectively, in operating expense for incentive compensation.

In addition, during fiscal 2009, we recorded $7.4 million in operating expense for severance.

(2)	The following are the most significant factors which affect our provision for income taxes: implementation of our international restructuring plan in fiscal 2006, 2007 and 2008; volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; and our provision for various tax exposure items.
(3)	Reflects the operations of the Company’s Test business (sold March 2006) and Wire business (sold fiscal 2009).
(4)	For fiscal 2005, 2006 and 2007 the exercise of dilutive stock options and expected vesting of performance-based restricted stock (fiscal 2007 only) and conversion of the convertible subordinated notes were assumed and $1.7 million, $1.4 million and $1.3 million, respectively, of after-tax interest expense related to our convertible subordinated notes was added to the Company’s net income to determine diluted earnings per share. Due to the Company’s net loss from continuing operations for fiscal 2008 and 2009, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and
•	projected demand for ball, wedge and die bonder equipment and for expendable tools.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended October 3, 2009 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.

We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements, which speak only as of the date on which they were made. Except as required by law, we assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statements. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.

Introduction

Unless otherwise indicated, amounts provided throughout this Form 10-K relate to continuing operations only and accordingly do not include amounts attributable to our Wire business, which we sold on September 29, 2008. In fiscal 2009, our Packaging Materials segment was renamed Expendable Tools.

Kulicke & Soffa Industries, Inc. (the “Company” or “K&S”) designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits, high and low powered discrete devices, LEDs, and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, their subcontract assembly suppliers, other electronics manufacturers and automotive electronics suppliers.

We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the lowest cost supplier in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, through consolidating operations, moving manufacturing to Asia, moving our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate savings without compromising overall product quality and service levels.

On September 29, 2008, we completed the sale of our Wire business for net proceeds of $149.9 million to W.C. Heraeus GmbH (“Heraeus”). The financial results of the Wire business have been included in discontinued operations in the consolidated financial statements for all periods presented.

On October 3, 2008, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne Electronics Corporation (“Orthodyne”). In connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value on that date of $46.2 million and paid $87.0 million in cash including capitalized acquisition costs. Orthodyne is the leading supplier of both heavy wire wedge bonders and heavy wire wedges (the expendable tools used in wedge bonding) for the power semiconductor and hybrid module markets.

Business Environment

The semiconductor business environment is highly volatile, driven by both internal, cyclical, dynamics as well as macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDM”) and their subcontractors, periodically aggressively invest in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending — the so called semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.

Our Equipment segment reflects the industry’s cyclical dynamics and is therefore also highly volatile. The financial performance of this segment is affected, both positively and negatively, by semiconductor manufacturers’ expectations of capacity requirements and their plans for upgrading their production capabilities. Volatility of this segment is further influenced by the relative mix of IDM and subcontract customers in any period, since changes in the mix of sales to IDMs and subcontractors can affect our products’ average selling prices due to differences in volume purchases and machine configurations required by each type of customer.

Our Expendable Tools segment is less volatile than our Equipment Segment, since sales of expendable tools are directly tied to semiconductor unit consumption rather than their expected growth rate.

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. In the first half of fiscal 2009, conditions in the global economy deteriorated dramatically, leading to a sharp contraction in consumer and business electronics spending, which in turn reduced demand throughout the semiconductor supply chain. Business conditions began to improve near the end of our second fiscal quarter and continued to improve through the remainder of fiscal 2009. Customer orders have remained strong during the first quarter of fiscal 2010. However, our visibility into future demand is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products, and we believe historic industry-wide volatility will persist.

To mitigate possible negative effects of this industry-wide volatility on our financial position, we are de-leveraging and have strengthened our balance sheet. During fiscal 2009, we reduced our debt by $88.4 million to $159.0 million. We also completed a public equity offering of 8.0 million common shares which raised $38.7 million of net proceeds. We ended fiscal 2009 with cash and cash equivalents totaling $144.8 million. We believe a strong cash position allows us to continue making longer term investments in product development and in cost reduction activities throughout the semiconductor cycle.

Technology Leadership

We compete, largely by offering our customers the most advanced equipment and expendable tools available for both the wire and die bonding process. Our equipment is typically the fastest and has the highest levels of process control available in their respective categories. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products.

To maintain our competitive advantage, we invest in product development activities to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

The rise of copper wire bonding technology as an alternative to gold wire is an example of our technology leadership and reflects the benefits of collaboration. Over the last several years, we led an informal working-group of customers and materials suppliers tasked with solving the technical challenges involved in substituting copper for gold in the ball bonding process. Working with customers and suppliers of equipment used upstream and downstream of the wire bonding process, we developed a robust, high-yielding production process that makes copper wire bonding commercially viable.

Driven by the rising cost of gold, conversion to copper wire bonding for a wide range of packaging applications has become a major focus of many semiconductor manufacturers. We believe this conversion process has the potential to drive a significant wire bonder replacement cycle, since we believe a significant portion of the industry’s installed base is not suitable for copper bonding. Through our research and development efforts, we are well positioned with both leading products and the process expertise to capitalize on this potential replacement cycle.

We also maintain the technology leadership of our equipment by optimizing our products to serve high growth niches. For example, over the last two years we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. Industry analysts have estimated the annual growth rate for total shipments of LED devices to be approximately 15% annually through 2013, driven by the adoption of LED backlights for flat-screen displays as well as other LED applications in general lighting. In fiscal 2009, we launched two products optimized for these applications. These products represent our first product offerings specifically aimed at this high growth market, and since their introduction we have captured significant market share.

Our focus on technology leadership also extends to die bonding. In fiscal 2009, we launched a new die bonding platform, our state of the art iStackPSTM die bonder for advanced stacked die applications. iStack offers best-in-class throughput and accuracy, and we believe the product is positioned to lead the market for its targeted applications.

We bring the same technology focus to our expendable tools business driving tool design and manufacturing technology to optimize the performance and process capability of the equipment in which our tools are used. For all our equipment products, expendable tools are an integral part of their process capability. We believe our unique ability to simultaneously develop both equipment and tools is one of the reasons for our technology leadership position.

Products and Services

We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for fiscal 2007, 2008 and 2009:

	Fiscal
	2007		2008		2009
(dollar amounts in thousands)	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Equipment	$316,718	85.5%	$271,019	82.6%	$170,536	75.7%
Expendable Tools	53,808	14.5%	57,031	17.4%	54,704	24.3%
	$370,526	100.0%	$328,050	100.0%	$225,240	100.0%

Equipment

We manufacture and sell a line of ball bonders, heavy wire wedge bonders and die bonders that are sold to semiconductor device manufacturers, their subcontract assembly suppliers, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. Die bonders are used to attach a die to the substrate or lead frame which will house the semiconductor device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput and superior package quality/process control.

Our principal Equipment segment products include:

Business Unit	Product Name	Served Market
Ball bonders	IConn-Power Series	Advanced, copper bonding and ultra fine pitch applications
	ConnX-Power Series	Cost performance, low pin count and copper applications
	ConnX-LED Power Series	Horizontal formatted LED applications
	ConnX-VLED Power Series	Vertical LED applications
	AT Premier	Stud bumping applications

Wedge bonders	3600 Plus	Power hybrid and automotive modules
	7200 Plus	Power semiconductors
	7600 Series	Smaller power packages

Die bonders	iStack Power Series	Advanced stack die and ball grid array applications

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Launched in 2008, the Power Series initially consisted of the IConnPS high-performance and ConnXPS cost-performance ball bonders.

In fiscal 2009, we launched two extensions of our ConnXPSTM automatic ball bonder aimed specifically at LED applications — ConnX-LEDPSTM and ConnX-VLEDPSTM. Traditionally, we had not targeted the LED market with our product portfolio but through the technology leadership of ConnXPSTM and its variants, we now offer excellent cost performance bonding solutions in an area of the market where some of our competitors were once dominant.

Our Power Series products have advanced industry performance standards. Our ball bonders are capable of performing very fine pitch bonding, as well as creating the sophisticated wire loop shapes needed in the assembly of advanced semiconductor packages. Our ball bonders can also be converted for use to copper applications through kits we sell separately, a capability that is increasingly important as bonding with copper continues to grow as an alternative to gold.

Heavy Wire Wedge Bonders

Through the acquisition of Orthodyne, we are now the leaders in the design and manufacture of heavy wire wedge bonders for the power semiconductor and automotive power module markets. Wedge bonders use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. Wedge bonders also attach large-diameter wire or ribbon to semiconductors when high electrical current requirements or reliability constraints do not allow the use of ball bonds.

Our portfolio of wedge bonding products includes:

•	The 3600 Plus wedge bonders: high speed, high accuracy wire bonders designed for power modules, automotive packages and other large wire multi-chip module applications.
•	The 7200 Plus wedge bonders: dual head wedge bonder designed specifically for power semiconductor applications.
•	The 7600 series wedge bonder: first introduced in March of 2009, the 7600 is targeted primarily at the market for small power packages and will also extend our product portfolio to include reel-to-reel type applications.

We have also developed an advanced process for bonding power packages that utilizes ribbon rather than a round wire. Sold under the trade name PowerRibbon®, the process offers performance advantages over traditional round wire and is gaining acceptance in the market for power packages and automotive high current applications. This process is available on new wedge bonders or as a retrofit kit for some existing wedge bonders. We expect that our ribbon bonding capability will open new packaging opportunities for our customers.

Die Bonders

We entered the die bonder market through the fiscal 2007 acquisition of Alphasem. Our die bonder strategy included continuing to sell the existing Alphasem products while developing a family of next-generation die bonders. The first of those new machines, the iStack, was launched in March of 2009. We are currently putting iStack qualification machines in customers’ factories, and expect first purchase orders in the March 2010 fiscal quarter.

iStack is targeted at stacked die and high end BGA applications. In these applications, we expect up to 30% to 50% productivity increases compared to current generation machines. In addition, iStack has demonstrated superior accuracy and process control. We believe iStack represents a significant opportunity for us to expand our die bonder business.

During fiscal 2009 we announced the end of life of our older Alphasem die bonder products.

Other Equipment Products and Services

We also sell other equipment products including manual wire bonders and stud bump bonders.

We also offer spare parts, equipment repair, training services, and upgrades for our equipment through our Support Services business unit.

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•	Capillaries: expendable tools used in ball bonders. Made of ceramic, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment.
•	Bonding wedges: expendable tools used in wedge bonders. Like capillaries, their specific features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors’ equipment.
•	Saw blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been molded in a matrix configuration into individual units.

Critical Accounting Policies

The preparation of consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an on-going basis, we evaluate estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of unremitted foreign subsidiary earnings, equity-based compensation expense, resizing, and warranties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. As a result, we make judgments regarding the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance which establishes the FASB Accounting Standards Codification (“ASC”) as the authoritative source for accounting principles of non-governmental entities to conform to United States Generally Accepted Accounting Principles (“GAAP”) used in the preparation of financial statements. The ASC is not intended to change existing guidance for public companies. The new guidance is effective for interim and annual reporting periods ending after September 15, 2009.

We believe the following critical accounting policies, which have been reviewed with the Audit Committee, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In accordance with ASC No. 605, Revenue Recognition, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and we have completed the equipment installation obligations and received customer acceptance, when applicable, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. Our standard shipping terms are Ex Works (our factory), with title transferring to our customer at our loading dock or upon embarkation. We have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract. We do not provide price protection to our customers.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ failure to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are also subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectbility of certain receivables. If global economic conditions deteriorate or political conditions were to change in some of the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, we generally record as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted consumption for non-Wedge bonder equipment, twenty-four months consumption for Wedge bonder equipment and all spare parts, and twelve months consumption for expendable tools. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we reserve the difference between the carrying value of our inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

Valuation of Long-Lived Assets

Our long-lived assets are primarily property, plant and equipment, intangible assets and goodwill. In accordance with the provisions of ASC No. 350, Intangibles, Goodwill and Other (“ASC 350”) goodwill is not amortized. ASC 350 also requires that, at least annually, an impairment test be performed to support the carrying value of goodwill. In addition, whenever events occur that would more likely than not reduce the fair value of reporting unit below its carrying amount, a goodwill impairment test will be performed. The fair value of our goodwill is based upon estimates of future cash flows and other factors.

In accordance with ASC No. 360, Property, Plant & Equipment (“ASC 360”), our property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. ASC 360 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence.

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with ASC No. 740, Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount we expect is more likely than not to be realized. While we have considered future taxable income and our ongoing tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize a deferred tax asset in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Effective September 30, 2007, we adopted ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”). ASC 740.10 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. We utilize a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

Equity-Based Compensation

We account for equity based compensation under the provisions of ASC No. 718, Compensation, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in net income (loss). The fair value of our Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires us to estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in Item 8 for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our consolidated results of operations and financial condition.

Results of Operations for fiscal 2008 and 2009

Bookings and Backlog

A booking is recorded when a customer order is reviewed and it is determined that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. Our backlog consists of customer orders that are scheduled for shipment within the next 12 months. A majority of our orders are subject to cancellation or deferral by our customers with limited or no penalties. Also, customer demand for our products can vary dramatically without prior notice. Because of the volatility of customer demand, possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of net revenue for any succeeding period.

The following table reflects our bookings in fiscal 2008 and 2009:

	Fiscal
(in thousands)	2008	2009
Bookings	$291,994	$208,234

The following table reflects our backlog as of September 27, 2008 and October 3, 2009:

	As of
(in thousands)	September 27, 2008	October 3, 2009
Backlog	$49,508	$42,181

Net Revenue

Approximately 96.8%, 95.6% and 97.0% of our net revenue for fiscal 2007, 2008 and 2009, respectively, was for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.

The following table reflects net revenue by business segment for fiscal 2008 and 2009:

	Fiscal
(dollar amounts in thousands)	2008	2009	$ Change	% Change
Equipment	$271,019	$170,536	$(100,483)	-37.1%
Expendable Tools	57,031	54,704	(2,327)	-4.1%
Total	$328,050	$225,240	$(102,810)	-31.3%

Equipment

The following table reflects the components of Equipment net revenue change from fiscal 2008 to 2009:

	Fiscal 2008 vs. 2009
(in thousands)	Price	Volume	Orthodyne	$ Change
Equipment	$(5,901)	$(120,824)	$26,242	$(100,483)

The decrease in net revenue from fiscal 2008 to fiscal year 2009 was mainly due to a 45.8% decrease in volume for Ball Bonders, 52.7% decrease in volume for Die Bonders and 31.8% decrease in Support Services. The fiscal 2009 decrease in volume was mainly due to a decline in global demand for assembly equipment during the first half of fiscal 2009 driven by the global economic downturn. As overall consumer demand for electronic equipment declined, so did factory utilization of our subcontractor and IDM customers. The overall volume decrease was partially offset by net revenue from our Wedge Bonder Equipment business acquired during fiscal year 2009.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue variance from fiscal 2008 to 2009:

	Fiscal 2008 vs. 2009
(in thousands)	Price	Volume	Orthodyne	$ Change
Expendable Tools	$2	$(17,764)	$15,437	$(2,327)

The net decrease in Expendable Tools revenue from fiscal 2008 to 2009 was due to volume decreases in both our Tools and Blades businesses. Tools volumes decreased 31.0%, while Blades volumes decreased 30.6%. Our Expendable Tools products are consumables used for the connections of IC units; therefore, as overall consumer demand for electronic equipment declined in the first half of fiscal 2009 due to the economic downturn, the demand for integrated circuit (“IC”) units also declined. As a result, volume declined for our Expendable Tools segment. Offsetting this volume decrease was the net revenue from our newly acquired Wedge bonder Tools business.

Gross Profit

The following table reflects gross profit by business segment for fiscal 2008 and 2009:

	Fiscal
(dollar amounts in thousands)	2008	2009	$ Change	% Change
Equipment	$105,520	$59,433	$(46,087)	-43.7%
Expendable Tools	28,273	29,410	1,137	4.0%
Total	$133,793	$88,843	$(44,950)	-33.6%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2008 and 2009:

	Fiscal
	2008	2009	Basis Point Change
Equipment	38.9%	34.9%	(408)
Expendable Tools	49.6%	53.8%	419
Total	40.8%	39.4%	(134)

Equipment

The following table reflects the components of Equipment gross profit change from fiscal 2008 to 2009:

	Fiscal 2008 vs. 2009
(in thousands)	Price	Cost	Volume/Mix	Orthodyne	$ Change
Equipment	$(5,901)	$1,201	$(49,298)	$7,911	$(46,087)

The decrease in gross profit from fiscal 2008 to 2009 was mainly due to decrease in volume for Ball Bonders and Die Bonders as well as decline in Support Services. The fiscal 2009 decrease in volume was mainly due to a decline in global demand for assembly equipment during the first half of fiscal 2009 driven by the global economic downturn. As overall consumer demand for electronic equipment declined, so did the factory utilization of our subcontractor and IDM customers. The decrease in gross profit was partially offset by gross profit from our Wedge Bonder Equipment business acquired during fiscal 2009. The improvement in cost is primarily due to cost reduction efforts related to material purchases.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change from fiscal 2008 to 2009:

	Fiscal 2008 vs. 2009
(in thousands)	Price	Cost	Volume/Mix	Orthodyne	$ Change
Expendable Tools	$2	$(970)	$(8,818)	$10,923	$1,137

The net increase in Expendable Tools gross profit from fiscal 2008 to 2009 was primarily due to the newly acquired Wedge Bonder Tools business, offset by volume decreases in both our Tools and Blades businesses. The decrease in both Tools and Blades volume in fiscal 2009 was due to the economic downturn during the first half of fiscal 2009, which decreased demand for IC units. The increase in cost was primarily due to fixed manufacturing costs not being fully absorbed by the lower volumes during fiscal 2009.

Operating Expenses

The following table reflects operating expenses for fiscal 2008 and 2009:

	Fiscal
(dollar amounts in thousands)	2008	2009	$ Change	% Change
Selling, general and administrative	$89,356	$106,175	$16,819	18.8%
Research and development	59,917	53,483	(6,434)	-10.7%
Impairment of goodwill	—	2,709	2,709	—
U.S. pension plan termination	9,152	—	(9,152)	—
Total	$158,425	$162,367	$3,942	2.5%

The following table reflects operating expenses as a percentage of net revenue for fiscal 2008 and 2009:

	Fiscal
	2008	2009	Basis Point Change
Selling, general and administrative	27.2%	47.1%	1,990
Research and development	18.3%	23.7%	548
Impairment of goodwill	0.0%	1.2%	120
U.S. pension plan termination	2.8%	0.0%	(279)
Total	48.3%	72.0%	2,379

Selling, general and administrative (“SG&A”)

The SG&A increase of $16.8 million during fiscal 2009 as compared to fiscal 2008 was primarily due to:

•	$29.8 million of expense related to our Wedge bonder business acquired during fiscal 2009 of which $10.9 million related to amortization of intangible assets and $1.9 million was for severance;
•	$4.0 million of severance costs related to our fiscal 2009 plan to reduce our global workforce;
•	$2.7 million expense related to contractual commitments for former Test facilities;
•	$1.8 million of legal expense; and

•	$1.7 million of factory transition expense related to moving additional production to Singapore, China and Malaysia.

These increases in SG&A were partially offset by:

•	$20.3 million of overall cost reductions due mainly to our fiscal 2009 global workforce reduction;
•	$2.3 million of lower foreign currency exchange losses;
•	$1.4 million curtailment of our Switzerland pension plan in fiscal 2009; and
•	$1.3 million lower incentive compensation and equity-based compensation expense.

Research and development (“R&D”)

The $6.4 million decrease of R&D expense during fiscal 2009 compared to 2008 was mostly attributable to:

•	$15.6 million of lower Equipment segment costs due to reduced headcount, and
•	$1.6 million less prototype spending with the releases of our latest ball bonder and die bonder product platforms.

These decreases were partially offset by $10.8 million of R&D costs related to our Wedge Bonder business acquired during fiscal 2009.

Impairment of goodwill

Due to the earlier than anticipated end of product life cycle for our EasyLine and SwissLine die bonders, during fiscal 2009, we recorded a non-cash goodwill impairment charge of $2.7 million which reduced the value of the die bonder goodwill to zero.

U.S. pension plan termination

Fiscal 2008 operating expenses included a one-time, non-cash expense of $9.2 million related to the termination of our U.S. pension plan.

Interest Income and Expense

The following table reflects interest income and interest expense for fiscal 2008 and 2009:

	Fiscal
(dollar amounts in thousands)	2008	2009	$ Change	% Change
Interest income	$4,732	$1,106	$(3,626)	-76.6%
Interest expense	(3,499)	(2,601)	898	-25.7%

The decline in interest income during fiscal 2009 was due to lower rates of return on invested cash balances and overall lower average cash balances. The decrease in interest expense during fiscal 2009 was attributable to the retirement of our 0.5% Convertible Subordinated Notes and repurchase of $16.0 million (face value) of our 1.0% Convertible Subordinated Notes.

Gain on Extinguishment of Debt

The following table reflects purchases of our Convertible Subordinated Notes during fiscal 2008 and 2009:

	Fiscal
(in thousands)	2008	2009
0.5% Convertible Subordinated Notes(1):
Face value purchased	$4,000	$43,050
Net cash	3,815	42,839
Deferred financing costs	15	18
Recognized gain, net of deferred financing costs	170	193
1.0% Convertible Subordinated Notes:(2)
Face value purchased	$—	$16,036
Net cash	—	12,158
Deferred financing costs	—	106
Recognized gain, net of deferred financing costs	—	3,772
Gain on extinguishment of debt	$170	$3,965

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.
(2)	Activity during fiscal 2009 reflects repurchases pursuant to a tender offer.

Income (Loss) from Continuing Operations

The following table reflects income (loss) from continuing operations by business segment for fiscal 2008 and 2009:

	Fiscal
(dollar amounts in thousands)	2008	2009	$ Change	% Change
Equipment	$(25,934)	$(78,741)	$(52,807)	203.6%
Expendable Tools	1,302	5,217	3,915	300.7%
Total	$(24,632)	$(73,524)	$(48,892)	198.5%

Equipment

The higher net loss from continuing operations from fiscal 2008 to 2009 was mainly due to decreases in volume for Ball Bonders and Die Bonders as well as decline in Support Services. In addition, higher operating expenses for Wedge bonder amortization of intangibles and severance increased the Equipment net loss.

Expendable Tools

The net increase in Expendable Tools net income from fiscal 2008 to 2009 was primarily due to the newly acquired Wedge bonder Tools business partially offset by our Tools and Blades businesses. In addition, lower operating expenses due to overall cost reduction measures increased our Expendable Tools net income.

Provision (Benefit) for Income Taxes for fiscal 2009 and 2008

Our provision for income taxes from continuing operations for fiscal 2009 reflects an income tax benefit of $13.0 million which primarily consists of $12.4 million of net income tax benefit for the settlement of certain foreign income tax exposures and $0.6 million for income tax expense related to foreign operations and $0.4 million for the reduction in deferred tax liabilities related to potential repatriation of foreign earnings. These amounts are partially offset by $0.2 million for state tax expense, $0.1 million for foreign withholding tax expense and $0.1 million of other U.S. current and deferred taxes.

Our income tax benefit in fiscal 2008 reflects income tax expense on foreign income tax exposures, foreign withholding taxes, repatriation of foreign earnings, federal alternative minimum taxes and state taxes offset by income tax benefits related to the termination of the pension plan and income tax benefits on loses in foreign jurisdictions.

Our effective tax rate of 18.3% for fiscal 2009 is lower than the U.S. statutory rate of 35% primarily due to settlements of certain foreign income tax exposures, losses in foreign jurisdictions with tax holidays, permanent items, state taxes, and increases in the valuation allowance. We continue to maintain a valuation allowance against certain deferred tax assets which, based on an analysis of positive and negative evidence are more likely than not to not be realized. This evidence includes analysis of past results, uncertainty with respect to the impact of restructuring of certain international operations, projections of future results and the significant historic volatility of our Equipment segment.

Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

Income from Discontinued Operations, net of tax

We committed to a plan of disposal for our Wire business in fiscal 2008, and on September 29, 2008, completed the sale of certain assets and liabilities associated with the Wire business. Included in discontinued operations for fiscal 2009 are net proceeds of $149.9 million and a net gain of $22.0 million, net of tax, related to the Wire sale.

The following table reflects operating results of the Wire business discontinued operations for fiscal 2008 and 2009:

	Fiscal
(in thousands)	2008	2009
Net revenue	$423,971	$—
Income (loss) before tax	$23,690	$(319)
Gain on sale of Wire business before tax	—	23,026
Income from discontinued operations before tax	23,690	22,707
Income tax expense	(249)	(696)
Income from discontinued operations, net of tax	$23,441	$22,011

Results of Operations for fiscal 2007 and 2008

Bookings and Backlog

The following table reflects our bookings in fiscal 2007 and 2008:

	Fiscal
(in thousands)	2007	2008
Bookings	$412,199	$291,994

The following table reflects our backlog as of September 29, 2007 and September 27, 2008:

	As of
(in thousands)	September 29, 2007	September 27, 2008
Backlog	$85,563	$49,508

Net Revenue

The following table reflects net revenues by business segment for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Equipment	$316,718	$271,019	$(45,699)	-14.4%
Expendable Tools	53,808	57,031	3,223	6.0%
Total	$370,526	$328,050	$(42,476)	-11.5%

Approximately 96.8% and 95.6% of our net revenue for fiscal 2007 and 2008, respectively, was from shipments to customer locations outside of the United States, primarily in the Asia/Pacific region.

Equipment

The following table reflects the components of Equipment net revenue change from fiscal 2007 to 2008:

	Fiscal 2007 vs. 2008
(in thousands)	Price	Volume	$ Change
Equipment	$(359)	$(45,340)	$(45,699)

The decrease in net revenue from fiscal year 2007 to fiscal 2008 was mainly due to a 15.8% decrease in volume for IC bonders. The fiscal 2008 decrease in volume was mainly due to a decline in global demand for assembly equipment due to the global economic downturn. Fiscal 2007 was stronger due to increased demand for capacity for the memory market. Additionally, the capacity utilization rate of our customers was lower in the first half of fiscal 2008 than it was for any quarter in fiscal 2007. The small decrease in price is due to our IC ball bonders selling price falling by 0.9% as a result of the mix of sales to our subcontractors and IDMs in fiscal 2008 compared to fiscal 2007. Our selling prices to subcontractor customers are lower due to larger volume purchases. The lower IC ball bonder prices were partially offset by the higher price for our latest generation IC ball bonder machine introduced in March 2008.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue variance from fiscal 2007 to 2008:

	Fiscal 2007 vs. 2008
(in thousands)	Price	Volume	$ Change
Expendable Tools	$(3,003)	$6,226	$3,223

The net increase in Expendable Tools revenue from fiscal 2007 to 2008 was primarily due to volume increases in both our Tools and Blades businesses. Tools volumes increased 11.5%. The increase in both Tools and Blades volume was mainly due to an 11.9% increase in IC unit demand. From fiscal 2007 to fiscal 2008, Tools average selling price decreased by 6.3% due to normal price erosion as well as change in customer mix. This was slightly offset by a 3.4% increase in Blades average selling prices due to a change in product mix.

Gross Profit

The following table reflects gross profit by business segment for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Equipment	$128,663	$105,520	$(23,143)	-18.0%
Expendable Tools	26,773	28,273	1,500	5.6%
Total	$155,436	$133,793	$(21,643)	-13.9%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2007 and 2008:

	Fiscal
	2007	2008	Basis Point Change
Equipment	40.6%	38.9%	(170)
Expendable Tools	49.8%	49.6%	(20)
Total	42.0%	40.8%	(120)

Equipment

The following table reflects the components of Equipment gross profit variance from fiscal 2007 to 2008:

	Fiscal 2007 vs. 2008
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(359)	$(3,163)	$(19,621)	$(23,143)

The decrease in gross profit from fiscal 2007 to fiscal 2008 was primarily due to decreased industry-wide demand for back-end semiconductor equipment as IC ball bonder volumes were 15.8% lower during fiscal 2008. The fiscal 2008 decrease in volume is mainly due to a decline in global demand for assembly equipment due to the global economic downturn. Fiscal 2007 was stronger due to increased demand for the memory market. Also, the capacity utilization rate of our customers was lower in the first half of fiscal 2008 than it was for any quarter in fiscal 2007. The increase in cost is primarily due to absorption costs from lower volumes in our IC ball bonders and IC die bonders with inventory excess and obsolete expense related to our specialty ball bonders.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change from fiscal 2007 to 2008:

	Fiscal 2007 vs. 2008
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$(3,003)	$1,404	$3,099	$1,500

The net increase in Expendable Tools revenue from fiscal 2007 to 2008 was primarily due to volume increases in both our Tools and Blades businesses. Tools volumes increased 11.5%. The increase in both Tools and Blades volume was mainly due to an 11.9% increase in IC unit demand. From fiscal 2007 to fiscal 2008, Tools average selling price decreased by 6.3% due to normal price erosion as well as change in customer mix. This was slightly offset by a 3.4% increase in Blades average selling prices due to a change in product mix. The decrease in Tools costs were due to a higher mix of lower cost products. The decrease in Blades costs was due to in-house production of semi-finished products as well as manufacturing productivity improvements.

Operating Expenses

The following table reflects operating expenses for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Selling, general and administrative	$88,839	$89,356	$517	0.6%
Research and development	49,085	59,917	10,832	22.1%
U.S pension plan termination	—	9,152	9,152	0.0%
Total	$137,924	$158,425	$20,501	14.9%

The following table reflects operating expenses as a percentage of net revenue for fiscal 2007 and 2008:

	Fiscal
	2007	2008	Basis Point Change
Selling, general and administrative	24.0%	27.2%	322
Research and development	13.2%	18.3%	505
U.S. pension plan termination	0.0%	2.8%	280
Total	37.2%	48.3%	1,108

Selling, general and administrative

The increase in SG&A expense of $0.5 million in fiscal 2008 compared to fiscal 2007 was due to an increase in foreign currency exchange expense of $1.6 million, additional marketing expense of $1.1 million and higher equipment selling, service and support cost of $0.7 million. These higher SG&A expenses were offset by lower incentive compensation costs of $2.2 million and lower die bonder integration cost of $0.8 million.

Research and development

R&D expense for fiscal 2008 increased $10.8 million compared to fiscal 2007. The increase was primarily due to $8.8 million of additional spending for our new die bonder platform and $1.8 million of costs to complete our recently released IConn and ConnX ball bonder products.

U.S. pension plan termination

Fiscal 2008 operating expenses included a one-time, non-cash expense of $9.2 million related to the termination of the U.S. pension plan.

Interest Income and Expense

The following table reflects interest income and interest expense for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Interest income	$6,866	$4,732	$(2,134)	-31.1%
Interest expense	(2,876)	(3,499)	(623)	21.7%

Interest income during fiscal 2008 was lower than fiscal 2007 due to lower invested cash balances. Fiscal 2008 increase in interest expense of $0.6 million from fiscal 2007 was primarily due to in the issuance of our Convertible Subordinated Notes in fiscal 2007.

Gain on Extinguishment of Debt

The following table reflects purchases of our Convertible Subordinated Notes during fiscal 2007 and 2008:

	Fiscal
(in thousands)	2007	2008
0.5% Convertible Subordinated Notes:
Face value purchased	$53,588	$4,000
Net cash	50,433	3,815
Deferred financing costs	353	15
Recognized gain, net of deferred financing costs	$2,802	$170

Income (Loss) from Continuing Operations

The following table reflects income (loss) from continuing operations by business segment for fiscal 2007 and 2008:

	Fiscal
(dollar amounts in thousands)	2007	2008	$ Change	% Change
Equipment	$15,219	$(25,934)	$(41,153)	-270.4%
Expendable Tools	2,293	1,302	(991)	-43.2%
Total	$17,512	$(24,632)	$(42,144)	-240.7%

Equipment

The main contributors to the fiscal 2008 increase in the loss from continuing operations for our Equipment segment were: $23.1 million lower gross profit due to decreased industry-wide demand for back-end semiconductor equipment as IC ball bonder volumes were 15.8% lower during fiscal 2008; a one-time, non-cash expense of $9.2 million related to the termination of the U.S. pension plan during fiscal 2008; higher fiscal 2008 R&D costs of $10.8 million primarily due to the development of our next generation IC die bonders and IC ball bonders; and, higher marketing, selling, service and support costs of $2.0 million, and; $1.9 million of lower incentive compensation costs.

Expendable Tools

Lower income from continuing operations for our Expendable Tools segment of $1.0 million during fiscal 2008 was primarily due to $2.2 million increase in foreign currency exchange losses offset by increased gross margin of $1.5 million due to volume increases in both our Tools and Blades businesses.

Provision for Income Taxes for fiscal 2008 and 2007

Our provision for income taxes from continuing operations for fiscal 2008 reflects an income tax benefit of $3.6 million which primarily consists of $2.2 million of income tax expense for additional foreign income tax exposures, $0.3 million for potential repatriation of foreign earnings, and $0.2 for foreign withholding taxes. These tax expense items were offset by tax benefits of $3.4 million for the termination of the pension plan and income tax benefits on losses in foreign jurisdictions of $2.9 million. Our tax expense in fiscal 2007 reflects income tax expense on foreign and domestic income tax exposures, foreign withholding taxes, repatriation of foreign earnings, federal alternative minimum taxes and state taxes.

Our effective tax rate of 15.5% for fiscal 2008 is lower than the U.S. statutory rate of 35.0% primarily due to losses in foreign jurisdictions with tax holidays, permanent items and state taxes offset in part by a release in the valuation allowance related to fiscal 2008. The reversal of the valuation allowance is limited to the deferred tax assets utilized in fiscal 2008, as we do not believe sufficient positive evidence exists with respect to our ability to generate sufficient future earnings to utilize these deferred tax assets. We continue to maintain a valuation allowance against our remaining deferred tax assets as we do not believe it is more likely than not that the remaining deferred tax assets will be realized due to the restructuring of international operations, projections of future earnings and the significant historic volatility of our Equipment segment, which will be the primary source for the U.S. in the future.

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

Income from Discontinued Operations, net of tax

The following table reflects operating results of the Wire business discontinued operations for fiscal 2007 and 2008:

	Fiscal
(in thousands)	2007	2008
Net revenue	$329,878	$423,971
Income before tax	$18,934	$23,690
Gain on sale of Wire business before tax	—	—
Income from discontinued operations before tax	18,934	23,690
Income tax expense	(60)	(249)
Income from discontinued operations, net of tax	$18,874	$23,441

LIQUIDITY AND CAPITAL RESOURCES

Our working capital needs are generally funded through cash flows from operations, borrowings under credit arrangements, and sale of our common stock.

Our decrease in cash was primarily due to:

•	$87.0 million used for the purchase of Orthodyne;
•	$84.4 million used for the repurchase and redemption of our 0.5% and 1.0% Notes;
•	$34.7 million net loss from continuing operations and non-cash adjustments, and;
•	$16.7 million used to fund our working capital needs.

These uses of cash were partially offset by:

•	$149.9 million net proceeds received for the sale of our Wire business and;
•	$38.7 million net proceeds from the sale of our common stock.

The following table reflects cash, cash equivalents, restricted cash, and short-term investments as of September 27, 2008 and October 3, 2009:

	As of
(dollar amounts in thousands)	September 27, 2008	October 3, 2009	$ Change
Cash and cash equivalents	$144,932	$144,560	$(372)
Restricted cash(1)	35,000	281	(34,719)
Short-term investments	6,149	—	(6,149)
Total cash and investments	$186,081	$144,841	$(41,240)
Percentage of total assets	55%	35%

(1)	As of September 27, 2008, restricted cash supported our gold financing arrangement, which was terminated and the restriction was lifted upon the sale of the Wire business. As of October 3, 2009, restricted cash related to customs requirements in China.

The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2008 and 2009:

	Fiscal
(in thousands)	2008	2009
Cash flows provided by (used in):
Operating activities, continuing operations	$26,936	$(51,406)
Operating activities, discontinued operations	1,126	(2,116)
Operating activities	28,062	(53,522)
Investing activities, continuing operations	(29,599)	(51,453)
Investing activities, discontinued operations	(193)	149,857
Investing activities	(29,792)	98,404
Financing activities	(3,282)	(45,439)
Effect of exchange rate on cash and cash equivalents	(627)	185
Changes in cash and cash equivalents	(5,639)	(372)
Cash and cash equivalents, beginning of period	150,571	144,932
Cash and cash equivalents, end of period	144,932	144,560
Restricted cash and short-term investments	41,149	281
Total cash and investments	$186,081	$144,841

Fiscal 2009

Continuing Operations

Net cash used in operating activities was primarily a result of a $58.0 million net loss partially offset by other non-cash adjustments and changes in net working capital. The net decrease in working capital were primarily driven by changes in income taxes payable, accounts receivable, and accounts payable.

Net cash used in investing activities of $51.5 million was primarily due to the purchase of Orthodyne for $87.0 million and capital purchases of $5.3 million partially offset by net changes in restricted cash of $34.7 million.

Net cash used in financing activities was due to the purchase and retirement of our convertible subordinated notes for $84.4 million partially offset by our sale of 8.0 million shares of our common stock for $38.7 million.

Discontinued Operations

Net cash used in discontinued operations was primarily facility payments related to our former Test business of $1.8 million and $0.3 million of shutdown activities for our former Wire business.

Net cash provided by investing activities of $149.9 million was the result of the sale of our Wire business.

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

Fiscal 2010 Liquidity and Capital Resource Outlook

We expect our fiscal 2010 capital expenditures to be $7.0 to $8.0 million. Expenditures are expected to be primarily used for the expansion of our operations infrastructure in Asia.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We will continue to use our cash for working capital needs, general corporate purposes, and to repay and/or refinance our Convertible Subordinated Notes.

We may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, and additional liquidity if current economic and industry conditions remain weak or to fund future growth opportunities. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.

Convertible Subordinated Notes

The following table reflects debt, consisting of Convertible Subordinated Notes, as of September 27, 2008 and October 3, 2009:

				As of
Rate	Payment dates of each year	Conversion price	Maturity date	September 27, 2008	October 3, 2009
				(in thousands)
0.500%	May 30 and November 30	$20.33	Matured November 30, 2008	$72,412	$—
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	48,964
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000
				$247,412	$158,964

The following table reflects additional information regarding our Convertible Subordinated Notes as of October 3, 2009:

Description	Maturity date	Par value	Fair value as of October 3, 2009(1)	Standard & Poor's rating(2)
		(in thousands)	(in thousands)
1.000% Convertible Subordinated Notes	June 30, 2010	$48,964	$47,005	Not rated
0.875% Convertible Subordinated Notes	June 1, 2012	$110,000	$90,266	Not rated
		$158,964	$137,271

(1)	In accordance with ASC 820, we rely upon quoted market prices.
(2)	As a result of our request, Standard & Poor’s withdrew its “B+” corporate credit rating on us as well as its “B+” issue-level rating on our 1.0% Convertible Subordinated Notes. Our 0.875% Convertible Subordinated Notes are not rated. We determined that maintenance of the corporate rating and the rating on our 1.0% Notes was not necessary.

The following table reflects amortization expense related to issue costs from our Subordinated Convertible Notes for fiscal 2007, 2008 and 2009:

	Fiscal
(in thousands)	2007	2008	2009
Amortization expense related to issue costs	$1,275	$1,514	$1,006

0.500% Convertible Subordinated Notes

During fiscal 2007 and 2008, we purchased in the open market $53.6 million (face value) and $4.0 million (face value), respectively, of the outstanding notes for net cash of $50.4 million and $3.8 million, respectively. During fiscal 2007 and 2008, we recognized a net gain of $2.8 million and $0.2 million, respectively, net of unamortized deferred financing costs related to these repurchases.

During fiscal 2009, we purchased in the open market $43.1 million (face value) of our 0.5% Convertible Subordinated Notes for net cash of $42.8 million. A net gain of $0.2 million was recognized during fiscal 2009 related to these repurchases. The remaining 0.5% Convertible Subordinated Notes matured November 2008 and were redeemed.

1.000% Convertible Subordinated Notes

During fiscal 2009, we repurchased $3.0 million (face value) of our 1.0% Convertible Subordinated Notes for net cash of $2.0 million and recognized a net gain of $1.0 million. In addition during fiscal 2009, we conducted a tender offer and purchased $13.0 million (face value) of our 1.0% Convertible Subordinated Notes for net cash of $10.1 million and recognized a net gain of $2.8 million, net of unamortized deferred financing costs. The conversion rights of these Convertible Subordinated Notes may be terminated if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days.

0.875% Convertible Subordinated Notes

On June 6, 2007, we issued $110.0 million aggregate principal amount of 0.875% Convertible Subordinated Notes due 2012. Net proceeds from the issuance were $106.4 million. Debt issuance costs of $3.6 million were incurred in connection with the issuance of the 0.875% Convertible Subordinated Notes and are amortized to expense over 60 months.

Holders of the 0.875% Convertible Subordinated Notes may convert their notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $14.355 per share) only under specific circumstances. The initial conversion rate will be adjusted for certain events.

Other Obligations and Contingent Payments

Under GAAP, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of October 3, 2009 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of October 3, 2009:

	Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Due date not determinable
Contractual Obligations:
Convertible Subordinated Notes	$158,964	$48,964	$110,000
Current and long-term liabilities:
Facility accrual related to discontinued operations (Test)	4,689	1,839	2,850
Long-term income taxes payable	1,699					$1,699
Switzerland pension plan obligation	1,399	388				1,011
Operating lease retirement obligations	1,352				$1,352
Post-employment foreign severance obligations	930					930
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$169,033	$51,191	$112,850	$—	$1,352	$3,640
Contractual Obligations:
Inventory purchase obligations(1)	$72,147	$72,147
Operating lease obligations(2)	38,871	9,196	$14,060	$6,670	$8,945
Cash paid for interest	3,377	1,452	1,925
Commercial Commitments:
Standby letters of credit(3)	195	195
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$114,590	$82,990	$15,985	$6,670	$8,945	$—

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.
(2)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).
(3)	We provide standby letters of credit which represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

We are currently under audit by the U.S. Internal Revenue Service (“IRS”) for the period ended September 30, 2006. We have responded to various information requests from the IRS. The IRS has not proposed any adjustment that would result in a significant adjustment to income tax expense; however, the audit is still in process.

We may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, and additional liquidity if current economic and industry conditions remain weak or to fund future growth opportunities. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.

We currently do not have any off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in available-for-sale securities. Financial instruments which may have subjected us to interest rate risk as of September 27, 2008 consisted primarily of short-term investments; however, as of October 3, 2009, we held no investments. Our available-for-sale securities consist primarily of fixed income investments (such as corporate bonds, commercial paper, time deposits and U.S. Treasury and Agency securities, or mutual funds that invest in these instruments). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to our available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. We have determined if market interest rates were to increase immediately and uniformly by 10% from levels as of October 3, 2009, the impact on the fair market value of our portfolio would be immaterial.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China. Based on our overall currency rate exposure as of October 3, 2009, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our Board of Directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc., and its subsidiaries (the “Company”) at October 3, 2009 and September 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method for accounting for uncertain tax positions in fiscal 2008.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, Management has excluded Orthodyne Electronics from its assessment of internal control over financial reporting as of October 3, 2009, because it was acquired by the Company in a purchase business combination in fiscal 2009. We have also excluded Orthodyne Electronics from our audit of internal control over financial reporting. Orthodyne Electronics is a wholly-owned subsidiary whose total assets and total revenues represent 26.8% and 18.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 3, 2009.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 16, 2009

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 27, 2008	October 3, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$144,932	$144,560
Restricted cash	35,000	281
Short-term investments	6,149	—
Accounts and notes receivable, net of allowance for doubtful accounts of $1,376 and $1,378 respectively	56,643	95,779
Inventories, net	27,236	41,489
Prepaid expenses and other current assets	18,729	11,566
Deferred income taxes	2,118	1,786
Current assets of discontinued operations	127,958	—
TOTAL CURRENT ASSETS	418,765	295,461
Property, plant and equipment, net	36,900	36,046
Goodwill	2,709	26,698
Intangible assets	386	48,656
Other assets	5,468	6,215
Non-current assets of discontinued operations	32,909	—
TOTAL ASSETS	$497,137	$413,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$72,412	$48,964
Accounts payable	25,028	39,908
Accrued expenses and other current liabilities	27,255	32,576
Income taxes payable	569	1,612
Current liabilities of discontinued operations	34,411	—
TOTAL CURRENT LIABILITIES	159,675	123,060
Long-term debt	175,000	110,000
Deferred income taxes	21,591	16,282
Other liabilities	37,780	10,273
Other liabilities of discontinued operations	624	—
TOTAL LIABILITIES	394,670	259,615
Commitments and contingent liabilities (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred stock; without par value:
Authorized – 5,000 shares; issued – none	—	—
Common stock, no par value:
Authorized 200,000 shares; issued 58,558 and 74,326, respectively;
Outstanding 53,648 and 69,415 shares, respectively	295,841	383,417
Treasury stock, at cost, 4,910 and 4,954 shares, respectively	(46,118)	(46,356)
Accumulated deficit	(149,465)	(185,479)
Accumulated other comprehensive income	2,209	1,879
TOTAL SHAREHOLDERS’ EQUITY	102,467	153,461
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$497,137	$413,076

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal
	2007	2008	2009
Net revenue	$370,526	$328,050	$225,240
Cost of sales	215,090	194,257	136,397
Gross profit	155,436	133,793	88,843
Selling, general and administrative	88,839	89,356	106,175
Research and development	49,085	59,917	53,483
Impairment of goodwill	—	—	2,709
U.S. pension plan termination	—	9,152	—
Operating expenses	137,924	158,425	162,367
Income (loss) from operations	17,512	(24,632)	(73,524)
Interest income	6,866	4,732	1,106
Interest expense	(2,876)	(3,499)	(2,601)
Gain on extinguishment of debt	2,802	170	3,965
Income (loss) from continuing operations before income taxes	24,304	(23,229)	(71,054)
Provision (benefit) for income taxes from continuing operations	5,448	(3,610)	(13,029)
Income (loss) from continuing operations	18,856	(19,619)	(58,025)
Income from discontinued operations, net of tax	18,874	23,441	22,011
Net income (loss)	$37,730	$3,822	$(36,014)
Income (loss) per share from continuing operations:
Basic	$0.34	$(0.37)	$(0.93)
Diluted	$0.29	$(0.37)	$(0.93)
Income per share from discontinued operations:
Basic	$0.33	$0.44	$0.35
Diluted	$0.28	$0.44	$0.35
Net income (loss) per share:
Basic	$0.67	$0.07	$(0.58)
Diluted	$0.57	$0.07	$(0.58)
Weighted average shares outstanding:
Basic	56,221	53,449	62,188
Diluted	68,274	53,449	62,188

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,730	$3,822	$(36,014)
Less: Income from discontinued operations	18,874	23,441	22,011
Income (loss) from continuing operations	18,856	(19,619)	(58,025)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Impairment of goodwill	—	—	2,709
U.S. pension plan termination	—	9,152	—
Gain on extinguishment of debt	(2,802)	(170)	(3,965)
Depreciation and amortization	9,654	9,077	22,231
Switzerland pension plan curtailment	—	—	(1,446)
Contribution to U.S. defined benefit pension plan	(1,901)	—	—
Provision for inventory valuation	2,445	3,999	8,154
Equity-based compensation and employee benefits	6,993	6,578	2,198
Deferred taxes	(1,950)	(3,151)	(6,806)
Provision for doubtful accounts	552	361	291
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	(60,126)	60,984	(16,566)
Inventory	(8,121)	6,949	2,333
Prepaid expenses and other current assets	(945)	(5,130)	7,979
Accounts payable, accrued expenses and other current liabilities	36,807	(44,033)	13,996
Income taxes payable	3,426	1,598	(25,633)
Other, net	(4,905)	341	1,144
Net cash provided by (used in) continuing operations	(2,017)	26,936	(51,406)
Net cash provided by (used in) discontinued operations	33,780	1,126	(2,116)
Net cash provided by (used in) operating activities	31,763	28,062	(53,522)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Orthodyne	—	—	(87,039)
Purchase of Alphasem, net of $1,111 cash acquired	(28,155)	—	—
Proceeds from sales of investments classified as available-for-sale	39,308	44,583	8,536
Purchase of investments classified as available-for-sale	(37,315)	(31,331)	(2,406)
Purchases of property, plant and equipment	(5,573)	(7,851)	(5,263)
Changes in restricted cash, net	1,973	(35,000)	34,719
Net cash used in continuing operations	(29,762)	(29,599)	(51,453)
Net cash provided by (used in) discontinued operations	(190)	(193)	149,857
Net cash provided by (used in) investing activities	(29,952)	(29,792)	98,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	—	—	38,696
Proceeds from exercise of stock options	4,527	549	223
Payments on borrowings	(50,433)	(3,831)	(84,358)
Net proceeds from debt offering	106,409	—	—
Purchase of treasury stock	(46,118)	—	—
Net cash provided by (used in) financing activities	14,385	(3,282)	(45,439)
Effect of exchange rate changes on cash and cash equivalents	408	(627)	185
Changes in cash and cash equivalents	16,604	(5,639)	(372)
Cash and cash equivalents at beginning of period	133,967	150,571	144,932
Cash and cash equivalents at end of period	$150,571	$144,932	$144,560
CASH PAID DURING THE PERIOD FOR:
Interest	$1,363	$1,971	$1,708
Income taxes	$2,686	$4,704	$11,032

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount
Balances as of September 30, 2006	57,208	$277,194	$—	$(191,824)	$(6,064)	$79,306
Employer contribution to the Company’s 401(k) plan	126	1,143				1,143
Issuance of stock for services rendered	37	360				360
Exercise of stock options	757	4,428				4,428
Tax benefit from exercise of stock options		99				99
Equity-based compensation expense		5,490				5,490
Purchase of treasury stock	(4,910)		(46,118)			(46,118)
Impact of U.S. pension plan contribution					5,902	5,902
Impact of Compensation adoption					(5,902)	(5,902)
Components of comprehensive income:
Net income(1)				37,730		37,730
Translation adjustment					259	259
Unrealized gain on investments, net					4	4
Unamortized pension costs					554	554
Total comprehensive income						38,547
Balances as of September 29, 2007	53,218	$288,714	$(46,118)	$(154,094)	$(5,247)	$83,255
Employer contribution to the Company’s 401(k) plan	193	1,174				1,174
Issuance of stock for services rendered	107	720				720
Exercise of stock options	130	549				549
Equity-based compensation expense		4,684				4,684
Impact of Income Taxes, General adoption (Note 12)				807		807
Components of comprehensive income:
Net income(1)				3,822		3,822
Translation adjustment					244	244
Unrealized loss on investments, net					(18)	(18)
Unamortized pension costs					7,230	7,230
Total comprehensive income						11,278
Balances as of September 27, 2008	53,648	$295,841	$(46,118)	$(149,465)	$2,209	$102,467
Employer contribution to the Company’s 401(k) plan	357	811				811
Issuance of stock for services rendered	181	540				540
Exercise of stock options	156	461				461
Purchase of treasury stock	(44)		(238)			(238)
Equity-based compensation expense		847				847
Shares issued for purchase of Orthodyne	7,117	46,221				46,221
Sale of common stock	8,000	38,696				38,696
Components of comprehensive loss:
Net loss(1)				(36,014)		(36,014)
Translation adjustment					(151)	(151)
Unrealized gain on investments, net					16	16
Switzerland pension plan curtailment					193	193
Unamortized pension costs					(388)	(388)
Total comprehensive loss						(36,344)
Balances as of October 3, 2009	69,415	$383,417	$(46,356)	$(185,479)	$1,879	$153,461

(1)	Includes continuing and discontinued operations (see Note 2).

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

Management has evaluated subsequent events through the date these financial statements were available to be issued which was December 16, 2009.

On September 29, 2008, the Company completed the sale of its Wire business for net proceeds of $149.9 million to W.C. Heraeus GmbH (“Heraeus”). The financial results of the Wire business have been included in discontinued operations in the consolidated financial statements for all periods presented (see Note 2).

On October 3, 2008, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne Electronics Corporation (“Orthodyne”). In connection with the Orthodyne acquisition, the Company issued 7.1 million common shares with an estimated value on that date of $46.2 million and paid $87.0 million in cash including capitalized acquisition costs (see Note 4).

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance which establishes the FASB Accounting Standards Codification (“ASC”) as the authoritative source for accounting principles of non-governmental entities to conform to United States Generally Accepted Accounting Principles (“GAAP”) used in the preparation of financial statements. The ASC is not intended to change existing guidance for public companies. The new guidance is effective for interim and annual reporting periods ending after September 15, 2009.

Fiscal Year

Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The fiscal year end for 2007, 2008, and 2009 ended on September 29, 2007, September 27, 2008, and October 3, 2009, respectively.

Nature of Business

The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools such as those sold by the Company. These downturns and slowdowns have adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include, but are not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of unremitted foreign subsidiary earnings, equity-based compensation expense, resizing, and warranties. The Company estimates on historical experience and on various other assumptions that it believes to be reasonable. As a result, the Company makes judgments regarding the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of September 27, 2008 and October 3, 2009 consisted primarily of short-term investments and trade receivables. As of October 3, 2009, the Company had no short-term or long-term investments. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

The Company’s products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. The Company relies on subcontractors to manufacture many of these components and subassemblies and it relies on sole source suppliers for some important components and raw material inventory.

The Company is also exposed to foreign currency fluctuations that impact the remeasurement of the net monetary assets of those operations whose functional currencies differ from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition, operations in these countries and in China have exposure related to the translation of their financial statements from their respective functional currencies to the U.S. dollar.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments

Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with ASC No. 820, Investments — Debt & Equity Securities (“ASC 820”), and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ failure to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company is also subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectibility of certain receivables. If global economic conditions deteriorate or political conditions were to change in some of the countries where the Company does business, it could have a significant impact on the results of operations, and the Company’s ability to realize the full value of its accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company generally records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted consumption for non-Wedge bonder equipment, twenty-four months consumption for Wedge bonder equipment and all spare parts, and twelve months consumption for expendable tools. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets are primarily property, plant, intangible assets and equipment and goodwill. In accordance with the provisions of ASC No. 350, Intangibles, Goodwill and Other (“ASC 350”) goodwill is not amortized. ASC 350 also requires that, at least annually, an impairment test be performed to support the carrying value of goodwill. In addition, whenever events occur that would more likely than not reduce the fair value of reporting unit below its carrying amount, a goodwill impairment test will be performed. The fair value of the Company’s goodwill is based upon estimates of future cash flows and other factors.

In accordance with ASC No. 360, Property, Plant & Equipment (“ASC 360”), the Company’s property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. ASC 360 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity’s own assumptions about its use of the asset or asset group and must factor in all available evidence.

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization.

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars; however, the functional currencies of some of the Company’s subsidiaries are their local currencies. In accordance with ASC No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the

U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income (loss), but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). Under ASC 830, cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income (loss).

Revenue Recognition

In accordance with ASC No. 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and it has completed its equipment installation obligations and received customer acceptance, when applicable, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (the Company’s factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs are included in cost of sales.

Research and Development

The Company charges research and development costs associated with the development of new products to expense when incurred. In certain circumstances, pre-production machines which the Company intends to sell are carried as inventory until sold.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with ASC No. 740, Income Taxes (“ASC 740”). The Company records a valuation allowance to reduce its deferred tax assets to the amount it expects is more likely than not to be realized. While the Company has considered future taxable income and its ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Effective September 30, 2007, the Company adopted ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”). ASC 740.10 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. The Company utilizes a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

Earnings per Share

Earnings per share (“EPS”) are calculated in accordance with ASC No. 260, Earnings per Share. Basic EPS include only the weighted average number of common shares outstanding during the period. Diluted EPS include the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards and subordinated convertible notes outstanding during the period, when such instruments are dilutive.

Extinguishment of Debt

In accordance with ASC No. 470 Topic 50, Debt, Modifications and Extinguishments, gains and losses from the extinguishment of debt are included in income (loss) from continuing operations unless the extinguishment is both unusual in nature and infrequent in occurrence, in which case the gain or loss would be presented as an extraordinary item.

Equity-Based Compensation

The Company accounts for equity based compensation under the provisions of ASC No. 718, Compensation, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

Recent Accounting Pronouncements

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued ASC No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”), which is effective for fiscal years beginning after December 15, 2008. ASC 470.20 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. ASC 470.20 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Beginning fiscal 2010, the Company will adopt ASC 470.20 retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. The adoption of ASC 470.20 will have a material impact on the Company’s consolidated results of operations.

As of October 3, 2009, the Company’s $110.0 million aggregate principal amount of 0.875% Convertible Subordinated Notes due 2012 were outstanding and within the scope of ASC 470.20. The Company has estimated the liability component of its 0.875% Convertible Subordinated Notes by assessing the fair value of debt instruments without an associated equity component issued by companies with similar credit ratings and terms at the time the Company’s 0.875% Convertible Subordinated Notes were issued. The effective interest rate for non-convertible debt with similar credit ratings and terms was assumed to be 7.85%. Next, the Company determined the fair value of the equity component of the embedded conversion option by deducting the fair value of the liability component from the initial proceeds of the convertible debt instrument. The Company determined the fair value of the embedded equity component of the Convertible Subordinated Notes at the time of issuance was $30.7 million. Upon adoption, the Company will revise historical periods to reflect the application of ASC 470.20, and the $30.7 million debt discount will be reclassified as a reduction to accumulated deficit. The debt discount will be amortized under the effective interest method from the original issue date. As of October 4, 2009, the remaining unamortized debt discount will be $14.7 million and will be amortized over the remaining life of the Convertible Subordinated Notes ending at maturity in June 2012.

Debt issuance costs of $3.6 million were incurred in connection with the 0.875% Convertible Subordinated Notes. The Company determined the portion of these costs associated with the equity component was $1.0 million. Upon adoption, the Company will revise historical periods to reflect the application ASC 470.20, and the $1.0 million debt issuance costs as a reduction to accumulated deficit. The debt issuance costs will be amortized under the effective interest method from the original issue date. As of October 4, 2009, the remaining unamortized debt issuance costs will be $1.5 million and will be amortized over the remaining life of the Convertible Subordinated Notes ending at maturity in June 2012.

As a result of the adoption of ASC 470.20, in the first quarter of fiscal 2010, the Company expects to record $1.4 million additional non-cash net interest expense attributable to the amortization of the debt discount related to the equity component and a corresponding amount of amortization of debt issuance costs. For fiscal 2010, the Company will record additional non-cash net interest expense of $6.1 million and a corresponding offset to accumulated amortization of debt issuance costs.

Participating Securities

In June 2008, the FASB issued ASC No. 260.10.55, Earnings per Share — Implementation & Guidance (“ASC 260.10.55”). ASC 260.10.55 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. ASC 260.10.55 is effective for fiscal years beginning after December 15, 2008, and the Company will adopt beginning fiscal 2010. The adoption will not materially impact the Company’s consolidated results of operations and financial condition.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued ASC No. 350.35, Intangibles, Goodwill and Other (“ASC 350.35”). ASC 350.35 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. ASC 350.35 must be applied prospectively to all intangible assets acquired during and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 350.35 will not materially impact the Company’s consolidated results of operations and financial condition.

NOTE 2: DISCONTINUED OPERATIONS

The Company committed to a plan of disposal for its Wire business in fiscal 2008, and on September 29, 2008, completed the sale of certain assets and liabilities associated with its Wire business. Included in discontinued operations for fiscal 2009, are net proceeds of $149.9 million and a net gain of $22.0 million, net of tax, related to the Wire sale.

The following table reflects operating results of the Wire business discontinued operations for fiscal 2007, 2008 and 2009:

	Fiscal
(in thousands)	2007	2008	2009
Net revenue	$329,878	$423,971	$—
Income (loss) before tax	$18,934	$23,690	$(319)
Gain on sale of Wire business before tax	—	—	23,026
Income from discontinued operations before tax	18,934	23,690	22,707
Income tax expense	(60)	(249)	(696)
Income from discontinued operations, net of tax	$18,874	$23,441	$22,011

The following table reflects the major classes of assets and liabilities associated with the Company’s Wire business discontinued operations as of September 27, 2008:

(in thousands)	As of September 27, 2008
Accounts receivable, net	$78,573
Inventories, net	48,907
Other current assets	478
Plant, property and equipment, net	3,053
Goodwill	29,684
Other assets	172
Total assets of discontinued operations	160,867
Accounts payable	32,275
Accrued expenses and other current liabilities	2,136
Other liabilities	624
Total liabilities of discontinued operations	35,035
Net assets of discontinued operations:	$125,832

The following table reflects cash flows associated with the Company’s discontinued operations for fiscal 2007, 2008 and 2009:

	Fiscal
(in thousands)	2007	2008	2009
Cash flows provided by (used in):
Operating activities: Wire business	$37,124	$2,680	$(319)
Operating activities: Test business (sold in fiscal 2006)(1)	(3,344)	(1,554)	(1,797)
Operating cash flows from discontinued operations	$33,780	$1,126	$(2,116)
Investing activities: Wire business	(190)	(193)	149,857
Net cash provided by discontinued operations	$33,590	$933	$147,741

(1)	Represents facility-related costs associated with the Company’s former Test operations.

The Company has settled all working capital adjustments with Heraeus, the buyer of the Wire business, and has reserved $1.9 million for these adjustments, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet. Subsequent to year end during October 2009, this liability was paid to Heraeus.

NOTE 3: COST REDUCTION PLAN

During fiscal 2009, the Company committed to a plan and reduced its global workforce by approximately 490 employees. These workforce reductions represented approximately 20% of total employees and were completed to minimize cash usage and reduce employee compensation costs.

During the third quarter of fiscal 2009, the Company committed to a plan to reduce its Israel workforce by approximately 170 employees over an estimated period of 18 months from the date of the announcement. As part of this workforce reduction plan, substantially all of the Company’s Israel-based manufacturing will be transferred to the Company’s manufacturing facilities in Suzhou, China.

The following table reflects severance activity during fiscal 2009:

(in thousands)	Fiscal 2009
Accrual for estimated severance and benefits, beginning of period(2)	$1,035
Provision for severance and benefits(1)	7,402
Payment of severance and benefits	(6,024)
Accrual for estimated severance and benefits as of October 3, 2009(3)	$2,413

(1)	Provision for severance and benefits expense is included within selling, general and administrative expenses on the Consolidated Statements of Operations. For fiscal 2009, $4.6 million and $2.8 million of the provision for severance were attributable to the Company’s Equipment and Expendable Tools segments, respectively. The Company anticipates an additional $0.3 million of severance and benefits expense, attributable to the Expendable Tools segment, over the next 15 months related to its cost reduction plan in Israel.
(2)	The Company had recorded during prior years approximately $1.0 million related to severance and benefits as required by local Israel law.
(3)	Accrual for estimated severance and benefits is included within accrued expenses and other current liabilities on the Consolidated Balance Sheet and will be paid within the next 12 months.

NOTE 4: PURCHASE OF ORTHODYNE

On October 3, 2008, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne pursuant to an Asset Purchase Agreement. The purchase price for Orthoydne consisted of approximately 7.1 million common shares with an estimated value at issuance of $46.2 million and $87.0 million in cash including capitalized acquisition costs. In addition, the Company agreed to pay Orthodyne an additional amount based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). As of October 3, 2009, the maximum attainable under the Earnout is approximately $30.0 million. A former owner of Orthodyne is currently employed by the Company, although payment from the Earnout is not contingent upon his continued employment.

In accordance with ASC No. 805, Business Combinations, the Company has accounted for the acquisition under the purchase method of accounting. Accordingly, respective balances and the results from operations for Orthodyne, since the acquisition date, have been included in the Company’s Consolidated Financial Statements. The Company recorded the Wedge bonder intangible assets at fair market value. The preliminary allocation of the purchase price for this acquisition may change due to the Earnout.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	As of October 3, 2008
Accounts and notes receivable	$22,240
Inventories(1)	24,805
Other current assets	298
Plant, property & equipment	4,264
Wedge bonder intangible assets (see Note 5)	59,600
Other assets	444
Total assets acquired		$111,651
Current liabilities	(5,089)
Total liabilities assumed		(5,089)
Net assets acquired		106,562
Cost of Orthodyne(2)		133,260
Goodwill (see Note 5)		$26,698

(1)	Includes adjustment of $1.8 million to record inventory at market value. As inventory was sold, the Company’s gross profit reflected this market value adjustment.
(2)	Consisted of: $83.7 million of cash, 7.1 million common shares valued at $46.2 million, and $3.4 million of capitalized acquisition costs.

The acquisition of Orthodyne occurred at the beginning of fiscal 2009; therefore, Orthodyne’s results are not included in the Company’s Consolidated Statement of Operations for fiscal 2007 and 2008. The following table reflects pro forma unaudited operating results for the Company, assuming the acquisition of Orthodyne had occurred as of the beginning of each of the periods presented and including certain pro forma adjustments, primarily related to amortization of acquired intangible assets:

	Fiscal
(in thousands, except per share data)	2007	2008
Unaudited
Net revenues	$480,949	$430,274
Gross profit	216,112	191,940
Income (loss) from continuing operations before tax	35,972	(19,884)
Income (loss) from continuing operations	$29,772	$(16,490)
Income (loss) per share from continuing operations:
Basic	$0.47	$(0.27)
Diluted	$0.41	$(0.27)
Weighted average shares outstanding:
Basic	63,338	60,566
Diluted	75,392	60,566

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2009 and no impairment charge was required.

The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. During fiscal 2009, due to the earlier than anticipated end of product life cycle for the Company’s EasyLine and SwissLine die bonders, the Company concluded there was a triggering event and tested long-lived assets for impairment. The Company concluded there was no impairment for long-lived assets tested under ASC 360 on an undiscounted basis. However, when conducting its goodwill impairment analysis, the Company calculated its potential impairment charges based on the two-step test identified in ASC 350 using the estimated fair value of the respective reporting unit. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. As a result, the Company recorded a non-cash impairment charge of $2.7 million and reduced the value of the die bonder goodwill to zero.

The following table reflects goodwill as of September 27, 2008 and October 3, 2009:

	As of
(in thousands)	September 27, 2008	October 3, 2009
Equipment segment – wedge bonder	$—	$20,290
Expendable Tools segment – wedge bonder	—	6,408
Equipment segment – die bonder	2,709	—
	$2,709	$26,698

Goodwill related to the Company’s Wire business of $29.7 million as of September 27, 2008 was reflected in non-current assets of discontinued operations (see Note 2).

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects the intangible asset balances as of September 27, 2008 and October 3, 2009:

	As of		Average estimated useful lives (in years)
(in thousands)	September 27, 2008	October 3, 2009

Wedge bonder developed technology	$—	$33,200	7.0
Accumulated amortization	—	(4,742)
Net wedge bonder developed technology	—	28,458
Wedge bonder customer relationships	—	19,300	5.0
Accumulated amortization	—	(3,860)
Net wedge bonder customer relationships	—	15,440
Wedge bonder trade name	—	4,600	8.0
Accumulated amortization	—	(575)
Net wedge bonder trade name	—	4,025
Wedge bonder other intangible assets	—	2,500	1.9
Accumulated amortization	—	(1,767)
Net wedge bonder other intangible assets	—	733
Net wedge bonder intangible assets (Note 4)	—	48,656
Die bonder trademarks and technology licenses	767	—	—
Accumulated amortization(1)	(381)	—
Net die bonder intangible assets	386	—
Net intangible assets	$386	$48,656

(1)	The die bonder intangible assets were fully amortized during fiscal 2009.

The following table reflects estimated annual amortization expense related to intangible assets as of October 3, 2009:

(in thousands)
Fiscal 2010	$9,545
Fiscal 2011	9,544
Fiscal 2012	9,178
Fiscal 2013	9,178
Fiscal 2014 – 2016	11,211
$48,656

NOTE 6: COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss) for fiscal 2008 and 2009:

	Fiscal
(in thousands)	2008	2009
Net income (loss)(1)	$3,822	$(36,014)
Gain (loss) from foreign currency translation	244	(151)
Unrealized gain (loss) on investments, net of tax	(18)	16
Unrecognized actuarial net gain, Switzerland pension plan, net of tax	1,328	193
Switzerland pension plan curtailment	—	(388)
Unrecognized actuarial net loss, U.S. pension plan	153	—
Reclassification adjustment related to U.S. pension plan termination, net of tax	5,749	—
Other comprehensive income (loss)	$7,456	$(330)
Comprehensive income (loss)	$11,278	$(36,344)

(1)	Amount includes continuing and discontinued operations (Note 2).

The following table reflects accumulated other comprehensive income (loss) reflected on the Consolidated Balance Sheets as of September 27, 2008 and October 3, 2009:

	As of
(in thousands)	September 27, 2008	October 3, 2009
Gain from foreign currency translation	$897	$746
Unrealized loss on investments, net of tax	(16)	—
Unrecognized actuarial net gain, Switzerland pension plan, net of tax	1,328	1,521
Switzerland pension plan curtailment	—	(388)
Accumulated other comprehensive income	$2,209	$1,879

NOTE 7: INVESTMENTS

The Company did not have any investments as of October 3, 2009. As of September 27, 2008 all investments were classified as available-for-sale. The following table reflects investments classified as available-for-sale, excluding cash equivalents, as of September 27, 2008:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses	Amortized Cost Basis
Government and Corporate debt securities with maturities of less than one year	$6,149	$—	$(18)	$6,167
Total short-term investments	$6,149	$—	$(18)	$6,167

During fiscal 2008, the Company purchased $31.3 million of securities classified as available-for-sale and sold $44.6 million of available-for-sale securities. During fiscal 2009, the Company purchased $2.4 million of securities classified as available-for-sale and sold $8.5 million of available-for-sale securities. The Company did not recognize any realized gains or losses on the sale of its investments during fiscal 2008 or 2009.

NOTE 8: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts:

	As of
(in thousands)	September 27, 2008	October 3, 2009
Cash, cash equivalents, restricted cash and short-term investments:
Cash, money market bank deposits and other cash equivalents	$144,932	$144,560
Restricted cash(1)	35,000	281
Short-term investments(2)	6,149	—
	$186,081	$144,841
Accounts and notes receivable, net:
Customer accounts receivable	$57,997	$96,097
Other accounts receivable	22	1,060
	58,019	97,157
Allowance for doubtful accounts	(1,376)	(1,378)
	$56,643	$95,779
Inventories, net(3):
Raw materials and supplies	$18,708	$30,048
Work in process	8,328	10,788
Finished goods	6,697	13,170
	33,733	54,006
Inventory reserves	(6,497)	(12,517)
	$27,236	$41,489
Property, plant and equipment, net(3):
Land	$2,735	$2,735
Buildings and building improvements	14,361	14,351
Leasehold improvements	9,560	11,695
Data processing and hardware equipment and software	13,421	21,822
Machinery and equipment	46,393	40,600
	86,470	91,203
Accumulated depreciation	(49,570)	(55,157)
	$36,900	$36,046
Accrued expenses and other current liabilities:
Wages and benefits	$9,195	$10,423
Severance(4)	1,530	3,264
Customer advances	1,543	3,026
Payable to Heraeus(5)	—	1,857
Short-term facility accrual related to discontinued operations (Test)	1,403	1,839
Deferred rent	1,264	1,321
Professional fees and services	1,610	999
Inventory purchase commitment accruals	2,663	671
Other	8,047	9,176
	$27,255	$32,576

	As of
(in thousands)	September 27, 2008	October 3, 2009
Other liabilities:
Long-term facility accrual related to discontinued operations (Test)	$2,544	$2,850
Long-term income taxes payable (see Note 12)	26,691	1,699
Switzerland pension plan obligation	2,500	1,399
Operating lease retirement obligations	1,822	1,352
Post employment foreign severance obligations	3,291	930
Other	932	2,043
	$37,780	$10,273

(1)	As of September 27, 2008, the Company’s restricted cash was used to support its gold financing arrangement, which was terminated upon the sale of the Wire business. As of October 3, 2009, the Company’s restricted cash was related to customs requirements in China.
(2)	Short-term investments which are available-for-sale are measured at fair value based on level one measurements, or quoted market prices, as defined by ASC 820.
(3)	Inventories, net and property, plant and equipment, net increased from September 27, 2008 to October 3, 2009 primarily due to the acquisition of Orthodyne.
(4)	Total severance payable within the next twelve months includes severance plan discussed in Note 3 and approximately $0.8 million of other severance obligations not part of the Company’s cost reduction plan.
(5)	Amount relates to certain open working capital adjustments with Heraeus, which were settled subsequent to year end in October 2009.

NOTE 9: DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of September 27, 2008 and October 3, 2009:

				As of
Rate	Payment dates of each year	Conversion price	Maturity date	September 27, 2008	October 3, 2009
				(in thousands)
0.500%	May 30 and November 30	$20.33	Matured November 30, 2008	$72,412	$—
1.000%	June 30 and December 30	$12.84	June 30, 2010	65,000	48,964
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000
				$247,412	$158,964

The following table reflects additional information regarding the Company’s Convertible Subordinated Notes as of September 27, 2008 and October 3, 2009:

		Fair value as of(1)
Description	Maturity date	September 27, 2008	October 3, 2009
		(in thousands)
0.500% Convertible Subordinated Notes	Matured November 30, 2008	$70,602	$—
1.000% Convertible Subordinated Notes	June 30, 2010	52,975	47,005
0.875% Convertible Subordinated Notes	June 1, 2012	77,000	90,266
		$200,577	$137,271

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors.

The following table reflects amortization expense related to issue costs from the Company’s Subordinated Convertible Notes:

	Fiscal
(in thousands)	2007	2008	2009
Amortization expense related to issue costs	$1,275	$1,514	$1,006

The following table reflects the Company’s repurchase of its Subordinated Convertible Notes during fiscal 2007, 2008, and 2009 respectively:

	Fiscal
(in thousands)	2007	2008	2009
0.5% Convertible Subordinated Notes:(1)
Face value purchased	$53,588	$4,000	$43,050
Net cash	50,433	3,815	42,839
Deferred financing costs	353	15	18
Recognized gain, net of deferred financing costs	2,802	170	193
1.0% Convertible Subordinated Notes:(2)
Face value purchased	$—	$—	$16,036
Net cash	—	—	12,158
Deferred financing costs	—	—	106
Recognized gain, net of deferred financing costs	—	—	3,772
Gain on early extinguishment of debt	$2,802	$170	$3,965

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.
(2)	Activity during fiscal 2009 reflects repurchases pursuant to a tender offer.

0.500% Convertible Subordinated Notes

During fiscal 2007 and 2008, the Company purchased in the open market $53.6 million (face value) and $4.0 million (face value), respectively, of the outstanding notes for net cash of $50.4 million and $3.8 million, respectively. During fiscal 2007 and 2008, the Company recognized a net gain of $2.8 million and $0.2 million, respectively, net of unamortized deferred financing costs.

During fiscal 2009, the Company purchased in the open market $43.1 million (face value) of its 0.5% Convertible Subordinated Notes for net cash of $42.8 million. A net gain of $0.2 million was recognized during fiscal 2009. The remaining 0.5% Convertible Subordinated Notes matured November 2008 and were redeemed.

1.000% Convertible Subordinated Notes

During fiscal 2009, the Company repurchased $3.0 million (face value) of its 1.0% Convertible Subordinated Notes for net cash of $2.0 million and recognized a net gain of $1.0 million related to these repurchases. In addition during fiscal 2009, the Company conducted a tender offer and purchased $13.0 million (face value) of its 1.0% Convertible Subordinated Notes for net cash of $10.1 million and recognized a net gain of $2.8 million, net of unamortized deferred financing costs related to these repurchases.

The conversion rights of the Convertible Subordinated Notes may be terminated if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days.

0.875% Convertible Subordinated Notes

On June 6, 2007, the Company issued $110.0 million aggregate principal amount of 0.875% Convertible Subordinated Notes due 2012. Net proceeds from the issuance were $106.4 million. Debt issuance costs of $3.6 million were incurred in connection with the issuance of the 0.875% Convertible Subordinated Notes and are amortized to expense over 60 months.

Holders of the 0.875% Convertible Subordinated Notes may convert their notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $14.355 per share) only under specific circumstances. The initial conversion rate will be adjusted for certain events. The Company presently intends to satisfy any conversion of the 0.875% Convertible Subordinated Notes with cash up to the principal amount of the 0.875% Convertible Subordinated Notes and, with respect to any excess conversion value, with shares of its common stock. The Company has the option to elect to satisfy the conversion obligations in cash, common stock or a combination thereof.

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

NOTE 10: SHAREHOLDERS’ EQUITY

Common Stock

In August 2009, the Company sold 8.0 million shares of its common stock in an underwritten public offering for net proceeds of $38.7 million.

On October 3, 2008, in connection with the acquisition of Orthodyne, the Company issued approximately 7.1 million shares of its common stock valued at $46.2 million (see Note 4).

Treasury Stock

During fiscal 2009 in connection with the exercise of employee stock options, the Company repurchased 44,000 shares of its common stock for $0.2 million. During fiscal 2007, the Company repurchased 4.9 million shares of its common stock for $46.1 million in open market transactions. There were no treasury stock transactions during fiscal 2008.

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock for fiscal 2007, 2008 and 2009:

	Number of Common Shares	Fair Value(1)
		(in thousands)
Fiscal 2007	126,000	$1,143
Fiscal 2008	193,000	$1,174
Fiscal 2009	357,000	$811

(1)	Fair value based upon the market price at the time of contribution.

Equity-Based Compensation

As of October 3, 2009, the Company had eight equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, stock options, performance-based share awards (collectively, “performance-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”) or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. In general, stock options and time-based restricted stock awarded to employees vest annually over a three year period. Performance-based restricted stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met. If return on invested capital and revenue growth targets are not met, performance-based restricted stock does not vest.

The Company follows the non-substantive vesting method and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved. Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2007, 2008 and 2009 is based upon awards ultimately expected to vest. In accordance with ASC 718, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

As of October 3, 2009, the Company’s 2009 Equity Plan has 8.1 million shares of common stock available for grant to its employees and directors.

The following table summarizes equity-based compensation expense (reversal of expense), by type of award, included in the Consolidated Statements of Operations during fiscal 2007, 2008 and 2009:

	Fiscal
(in thousands)	2007	2008	2009
Performance-based restricted stock	$798	$946	$(1,546)
Time-based restricted stock	—	—	672
Stock options	4,692	3,739	1,721
Common stock	360	720	540
Equity-based compensation expense	$5,850	$5,405	$1,387

In connection with the global economic decline during fiscal 2009, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2007 and 2008 would not be attained at the previous estimated levels. In accordance with ASC 718, by lowering estimated attainment percentages, total compensation expense for the performance-based restricted stock decreased and previously recorded compensation expense was reversed during fiscal 2009.

The following table reflects equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations for fiscal 2007, 2008 and 2009:

	Fiscal
(in thousands)	2007	2008	2009
Cost of sales	$236	$252	$64
Selling, general and administrative	4,038	3,711	649
Research and development	1,576	1,442	674
Equity-based compensation expense	$5,850	$5,405	$1,387

Equity-Based Compensation: Employee stock options

The following table reflects the weighted-average assumptions for the Black-Scholes option pricing model used to estimate the fair value of stock options granted for fiscal 2007, 2008 and 2009:

	Fiscal
	2007	2008	2009
Expected dividend yield	NA	NA	NA
Expected stock price volatility	58.03%	51.18%	51.18%
Risk-free interest rate	4.56%	4.24%	2.70%
Expected life (in years)	5	5	5
Weighted-average fair value at grant date	$4.37	$4.05	$1.61

Expected volatility for fiscal 2007 and 2008 was based upon historical volatility, implied volatility of the Company’s market traded options, and the implied volatility of the convertible feature of the Company’s convertible debt securities. Expected volatility for fiscal 2009 was based upon historical volatility. The risk-free interest rate was calculated using the U.S. Treasury yield curves in effect at the time of grant, commensurate with the expected life of the options.

The following table reflects employee stock option activity for fiscal 2007, 2008 and 2009:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding as of September 30, 2006	7,405	$10.11
Granted	1,154	9.04
Exercised	(739)	5.85		$2,858
Terminated or cancelled	(811)	12.24
Options outstanding as of September 29, 2007	7,009	10.05
Granted	965	8.59
Exercised	(130)	4.22		276
Terminated or cancelled	(1,403)	11.15
Options outstanding as of September 27, 2008	6,441	9.71
Granted	160	3.41
Exercised	(156)	2.95		9
Terminated or cancelled	(1,904)	10.09
Options outstanding as of October 3, 2009	4,541	$9.56	4.3	$905
Options vested and expected to vest as of October 3, 2009	4,321	$9.63	4.1	$892
Options exercisable as of October 3, 2009	3,828	$9.98	3.7
In the money exercisable options as of October 3, 2009	263			$651

On average, 13% of stock options granted by the Company become vested each year, and on average, 21% of stock options granted by the Company are forfeited each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company’s stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company’s closing stock price on the last trading day of fiscal 2009 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2009, the Company received $0.2 million in cash from the exercise of stock options.

As of October 3, 2009, total unrecognized compensation cost related to unvested employee stock options was $0.7 million, which will be amortized over the weighted average remaining service period of approximately 1.3 years.

The following table reflects outstanding and exercisable employee stock options as of October 3, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
	(in thousands)			(in thousands)
less than $1.45	15	9.4	$1.34	—	$—
$2.95	259	2.7	2.95	259	2.95
$3.06 – $6.23	136	8.6	4.14	17	5.84
$7.08 – $7.31	1,194	4.1	7.14	1,012	7.14
$7.84 – $8.74	1,298	7.0	8.61	913	8.60
$9.04 – $10.07	95	3.2	9.94	83	10.00
$12.05 – $14.38	1,134	2.0	13.05	1,134	13.05
$16.12 – $17.78	410	1.8	16.17	410	16.17
	4,541	4.3	$9.56	3,828	$9.98

Equity-Based Compensation: Employee restricted stock

The following table reflects the assumptions used to calculate compensation expense related to the Company’s performance-based restricted stock issued during fiscal 2008 and 2009:

	Performance-based restricted stock issued fiscal 2007	Performance-based restricted stock issued fiscal 2008	Performance-based restricted stock issued fiscal 2009
Assumptions as of September 27, 2008:
Expected forfeiture rate	9.9%	9.9%	n/a
Estimated attainment of performance goals	47.0%	80.0%	n/a
Assumptions as of October 3, 2009:
Expected forfeiture rate	11.6%	11.9%	4.4%
Estimated attainment of performance goals	0.0%	7.0%	30.0%

The following table reflects employee performance-based stock activity for fiscal 2007, 2008 and 2009:

	Number of shares	Unrecognized compensation expense	Average remaining service period (in years)
	(in thousands)	(in thousands)
Performance-based restricted stock outstanding as of September 30, 2006	—
Granted	492
Terminated or cancelled	(20)
Performance-based restricted stock outstanding as of September 29, 2007	472	$1,400	2.0
Granted	536
Terminated or cancelled	(61)
Performance-based restricted stock outstanding as of September 27, 2008	947	$2,186	1.8
Granted	402
Terminated or cancelled	(336)
Performance-based restricted stock outstanding as of October 3, 2009	1,013	$242	1.8

The following table reflects employee time-based restricted stock activity for fiscal 2009:

	Number of shares	Unrecognized compensation expense	Average remaining service period (in years)	Weighted average grant date fair value per share
	(in thousands)	(in thousands)
Time-based restricted stock outstanding as of September 27, 2008	—
Granted	825
Terminated or cancelled	(126)			$3.53
Time-based restricted stock outstanding as of October 3, 2009	699	$1,356	2.0

Equity-Based Compensation: Non-employee directors

In fiscal 2007, the Company’s board of directors adopted and the shareholders approved, the 2007 Equity Plan for Non-Employee Directors (the “2007 Plan”). The 2007 Plan provides for the grant of common shares to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board, and each quarterly grant, is that number of common shares closest in value to, without exceeding, $30,000. For the second, third and fourth quarters of fiscal 2009, in light of the Company’s historically low stock price, the non-employee directors reduced their quarterly stock grant to be that number of common shares closest in value to, without exceeding $20,000. Subsequent to fiscal 2009, for the first quarter of fiscal 2010, the non-employee directors had their stock grant restored to previous levels.

The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2007, 2008 and 2009:

	Fiscal
(in thousands)	2007	2008	2009
Number of commons shares issued	37	107	181
Fair value based upon market price at time of issue	$360	$720	$540

The following table reflects non-employee director stock option activity for fiscal 2007, 2008 and 2009:

	Number of shares	Weighted average exercise price	Average remaining contractual life in years	Aggregate intrinsic value
	(in thousands)			(in thousands)
Options outstanding as of September 30, 2006	585	$14.42
Granted	—	—
Exercised	(18)	5.80		60
Terminated or cancelled	(39)	13.25
Options outstanding as of September 29, 2007	528	$14.79
Granted	—	—
Exercised	—	—		—
Terminated or cancelled	(50)	13.88
Options outstanding as of September 27, 2008	478	$14.89
Granted	—	—
Exercised	—	—		—
Terminated or cancelled	(60)	12.69
Options outstanding as of October 3, 2009	418	$15.21	3.6	$—
Options vested and expected to vest as of October 3, 2009	418	$15.21	3.6	$—
Options exercisable as of October 3, 2009	400	$15.40	3.4	$—
In the money exercisable options as of October 3, 2009	—

NOTE 11: EMPLOYEE BENEFIT PLANS

On a consolidated basis, pension expense was $2.0 million, $10.7 million and $0.4 million in fiscal 2007, 2008 and 2009, respectively. Fiscal 2008 included U.S. pension plan termination expense of $9.2 million and fiscal 2009 included the Switzerland curtailment gain of $1.4 million.

U.S. Pension Plan

In February 2007, the Company’s Board of Directors approved the termination of the Company’s U.S. non-contributory defined benefit pension plan (the “U.S. pension plan”), which had been frozen since December 31, 1995. In July 2007, the Company made a $1.9 million cash contribution to fully fund the U.S. pension plan, which in turn purchased a group annuity contract to cover participant benefits. During fiscal 2008, following the expiration of the Pension Benefit Guaranty Corporations’ review period for the proposed termination, and the receipt of a favorable determination letter from the Internal Revenue Service (“IRS”), the plan was terminated and the Company recognized one-time non-cash expense of $9.2 million, offset by a $3.5 million tax benefit, associated with recognizing unamortized actuarial losses.

Other U.S. Plan

The Company has a 401(k) retirement income plan for its employees. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions.

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during fiscal 2008 and 2009:

	Fiscal
(in thousands)	2008	2009
Number of common shares	193	357
Fair value based upon market price at date of distribution	$1,174	$811

In addition to the 401(k) retirement income plan discussed above, the Company has a 401(k) retirement income plan for its Wedge bonder employees. Effective January 2009, the Company suspended cash matching contributions to its Wedge bonder employees’ 401(k) retirement income plan. Cash matching contributions for the Company’s Wedge bonder retirement income plan were $0.1 million for fiscal 2009.

Switzerland Plan

In accordance with regulations in Switzerland, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. This Switzerland pension plan has been funded to the legal requirement, and the Company is current in all required pension contributions. Although the Switzerland pension plan is fully funded for local statutory purposes, the Switzerland pension plan must be treated as an under-funded defined benefit plan for U.S. reporting, since the fair value of the plan’s assets is less than the plan’s projected benefit obligation.

During fiscal 2009, the Company reduced its Switzerland workforce by approximately 70 employees, which triggered a curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation — Retirement Benefits, Defined Benefit Plans. As a result during fiscal 2009, the Company recognized a pretax curtailment and settlement gain of $1.4 million. The remeasurement of the plan assets and liabilities decreased the Company’s net pension plan liability to $1.4 million as of October 3, 2009. Based upon fiscal 2009 assumptions, the curtailment is expected to reduce the Company’s retirement-related expense by $0.2 million in fiscal 2010.

The following table reflects the Switzerland net periodic pension expense for fiscal 2007, 2008, and 2009:

	Fiscal
(dollar amounts in thousands)	2007	2008	2009
Change in projected benefit obligation:
Projected benefit obligations, beginning of year	$9,797	$11,831	$12,709
Service cost	775	795	572
Interest cost	258	396	346
Benefits paid	(64)	(81)	(77)
Insurance premiums	(266)	(343)	(253)
Plan participant contributions	521	639	520
Plan curtailment	—	—	(943)
Plan settlement	—	—	(3,328)
Actuarial gain	—	(1,450)	(401)
(Gain) loss on foreign exchange	810	922	(1,448)
Projected benefit obligations, end of the year	$11,831	$12,709	$7,697
Change in plan assets:
Fair value of the plan assets, beginning of year	$6,813	$8,367	$10,221
Actual return on plan assets	231	382	325
Benefits paid	(64)	(81)	(77)
Insurance premiums	(266)	(343)	(254)
Employer contributions	562	679	520
Plan participant contributions	521	639	520
Plan settlement	—	—	(3,328)
Actuarial loss	—	(86)	—
Gain (loss) on foreign exchange	570	664	(1,629)
Fair value of the plan assets, end of year	$8,367	$10,221	$6,298
Funded status	$(3,464)	$(2,488)	$(1,399)
Amounts recognized in statement of financial position:
Noncurrent liabilities	$(3,464)	$(2,488)	$(1,399)
Net amount recognized, end of the year	$(3,464)	$(2,488)	$(1,399)
Amounts recognized in accumulated other comprehensive income:
Actuarial net gain (loss)	$11	$(1,343)	$49
Settlement gain recognized	—	—	454
Net amount recognized in accumulated other comprehensive income (pretax)	$11	$(1,343)	$503
Components of net periodic pension cost:
Service cost	$775	$795	$572
Interest cost	258	396	346
Expected return on plan assets	(243)	(382)	(325)
Amortization of net gain	—	(22)	(49)
Total net periodic pension cost	$790	$787	$544
Weighted average assumptions, end of the year:
Discount rate	3.55%	3.90%	3.30%
Expected long-term rate of return on plan assets	4.10%	4.46%	3.30%
Rate of compensation increase	1.50%	1.50%	1.50%

The discount rate is established based on yields on long-term government bonds corresponding to the expected duration of the benefit obligation, and the difference between the yields on high quality corporate fixed-income investments and government fixed-income investments.

Net periodic pension cost for the current year is based on assumptions at the valuation date of the prior year.

The amounts in accumulated other comprehensive income that are expected to be recognized in net periodic pension expense during fiscal 2010 are immaterial.

The accumulated benefit obligation for the Switzerland pension plan was $7.5 million as of October 3, 2009.

The assets of the Switzerland pension plan are invested with the multi-employer foundation that guarantees minimum participant benefit, as required under Switzerland regulations.

The following table reflects fiscal 2010 expected contributions to the Switzerland pension plan:

(in thousands)
Employer contributions	$388
Employee contributions	388
Total contributions	$776

The following table reflects the Switzerland pension plan’s estimated future benefit payments for each of the next five fiscal years and the following five fiscal years:

(in thousands)
Fiscal 2010	$77
Fiscal 2011	87
Fiscal 2012	99
Fiscal 2013	116
Fiscal 2014 – 2019	1,049

Other Plans

Some of the Company’s other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits of provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits.

NOTE 12: INCOME TAXES

The following table reflects income (loss) from continuing operations before income taxes:

	Fiscal
(in thousands)	2007	2008	2009
United States operations	$36,462	$4,179	$(29,804)
Foreign operations	(12,158)	(27,408)	(41,250)
Total	$24,304	$(23,229)	$(71,054)

The following table reflects the provision (benefit) for income taxes from continuing operations:

	Fiscal
(in thousands)	2007	2008	2009
Current:
Federal	$1,214	$3	$(263)
State	3,159	78	150
Foreign	2,961	(540)	(6,110)
Deferred:
Federal	—	(2,993)	354
State	(620)	(411)	41
Foreign	(1,266)	253	(7,201)
Total	$5,448	$(3,610)	$(13,029)

The following table reflects the difference between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate:

	Fiscal
(in thousands)	2007	2008	2009
Computed income tax (benefit) expense based on U.S. statutory rate	$8,506	$(8,130)	$(24,869)
Effect of earnings of foreign subsidiaries subject to different tax rates	2,104	1,835	2,945
Benefits from foreign approved enterprise zones	5,664	4,928	11,839
Effect of permanent items	(68)	742	731
Benefits of net operating loss and tax credit carryforwards and changes in valuation allowance	(21,074)	(5,126)	11,732
Foreign operations	4,401	1,176	(2,514)
Settlement of tax audit	—	—	(12,510)
State income tax expense	3,517	2,996	980
Other, net	2,398	(2,031)	(1,363)
Total	$5,448	$(3,610)	$(13,029)

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $73.2 million as of October 3, 2009. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings of approximately $67.5 million are not considered to be indefinitely reinvested in foreign operations. As part of the global restructuring that occurred during fiscal 2006, the Company determined that these earnings would be repatriated during the domestic net operating loss carryforward period and this taxable income related to these earnings could be offset with the utilization of the net operating loss carryforwards. Accordingly, as a result of the restructuring, no valuation allowance has been provided against the deferred tax asset related to these net operating losses that will offset these earnings. This resulted in a decrease in tax expense as a result of the reduction of the valuation allowance. As of October 3, 2009, the Company had provided a deferred tax liability of approximately $15.2 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries.

The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences:

	Fiscal
(in thousands)	2008	2009
Inventory reserves	$908	$827
Other accruals and reserves	2,892	4,423
Deferred revenue	396	23
Valuation allowance	(2,078)	(3,487)
Total short-term deferred tax asset	$2,118	$1,786
Other	—	66
Total short-term deferred tax liability	$—	$66
Net short-term deferred asset	$2,118	$1,720
Domestic tax credit carryforwards	$3,285	$3,224
Net operating loss carryforwards	52,967	65,305
Stock options	1,477	1,579
Other	1,791	5,757
	59,520	75,865
Valuation allowance	(37,842)	(54,095)
Total long-term deferred tax asset(1)	$21,678	$21,770
Repatriation of foreign earnings, including foreign withholding taxes	$42,488	$33,658
Depreciable assets	315	1,838
Prepaid expenses and other	58	59
Total long-term deferred tax liability	$42,861	$35,555
Net long-term deferred tax liability	$21,183	$13,785
Total net deferred tax liability	$19,065	$12,065

(1)	Included in other assets on the Consolidated Balance Sheets are deferred tax assets of $0.4 million and $2.5 million as of September 27, 2008 and as of October 3, 2009, respectively.

The Company has U.S. federal net operating loss carryforwards, foreign net operating loss carryforwards, state net operating loss carryforwards, and tax credit carryforwards of approximately $116.4 million, $64.8 million, $183.9 million, and $3.2 million, respectively, that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in 2010 through 2030 with the exception of certain credits that have no expiration date.

Of the total net operating losses as of October 3, 2009, approximately $1.9 million were attributable to stock option exercises. If the tax benefits associated with the Company’s net operating carryforward are recognized in the future, the amounts attributable to stock option exercises will be recorded as additional paid in capital in shareholders’ equity.

During the fourth quarter of fiscal 2002, as part of the income tax provision for the period, the Company established a valuation allowance against its domestic deferred tax assets. The Company had determined that it was more likely than not that the net deferred tax assets would not be realized and that a valuation allowance was required. This was based on an analysis of both positive and negative evidence including a history of cumulative losses and future projected losses. The Company continues to evaluate the realizability of all of their net deferred tax assets at each reporting date. As a result of this analysis, the Company has determined the valuation allowance against the U.S. deferred tax assets, with the exception of certain state tax credits, is still necessary as of October 3, 2009 as the Company does not believe that it is more likely than not that the remaining deferred tax assets will be realized based on an analysis of positive and negative evidence including an analysis of historical results, the impact of international restructuring, projections of future earnings and the significant historic volatility of its Equipment segment, which will be the primary income source for the U.S. in the future. The Company records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. However, to the extent that a deferred tax liability will not reverse in the same period as a deferred tax asset, it is not considered a piece of positive evidence, and will not result in the benefit of a deferred tax asset. As a result of a taxable acquisition in the current year, the Company has recorded a deferred tax liability related to the amortization of tax goodwill. This deferred tax liability is indefinite in nature and as a result will not reverse in the same period as the Company’s deferred tax assets and can not be considered positive evidence for recording the benefit for a domestic deferred tax asset, with the exception of certain tax credits which are also indefinite in nature.

During fiscal 2009, the Company reduced a portion of the valuation allowance against its net deferred tax assets for certain foreign subsidiaries based on future projected income. The Company determined that it was more likely than not to recognize a portion of the net deferred tax assets, primarily net operating losses, based on positive evidence from current year earnings as well as future projected earnings. Approximately $0.2 million of the reversal was applied to reduce intangible assets since a portion of the valuation allowance was originally established in purchase accounting. The remaining reversal of $2.8 million was recorded as a deferred tax benefit.

Upon adoption of ASC 740.10 related to accounting for uncertain tax positions on September 30, 2007, the Company recorded a reduction to its accumulated deficit of $0.8 million. In addition, after accounting for the cumulative effect reduction to the accumulated deficit, the Company’s unrecognized tax benefits was $25.0 million and accrued interest related to unrecognized income tax benefits of $2.9 million was recognized as a component of the provision for income taxes.

The following table reflects a reconciliation of the beginning and ending unrecognized tax benefits for fiscal 2009:

(in thousands)
Unrecognized tax benefit as of September 27, 2008	$31,023
Additions for tax positions of current year	135
Additions for tax positions of prior years	7
Reductions for tax positions of prior years	(13,583)
Settlements	(11,562)
Unrecognized tax benefit as of October 3, 2009	$6,020

The additions and reductions based on tax positions of prior years of $0.1 and ($13.6) million, respectively, includes $1.1 million related to currency fluctuations and were charged to currency gain.

If recognized, the $6.0 million would impact the Company’s effective tax rate excluding the impact valuation allowances.

The Company is currently under audit by the IRS for the period ended September 30, 2006. The Company has responded to various information requests from the IRS. The IRS has not proposed any adjustment that would result in a significant adjustment to income tax expense; however, the audit is still in process.

In October 2007, the tax authority in Israel issued the Company a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations) for fiscal 2002 through 2004. The Company provided a non-current income tax liability for uncertain tax positions on its Consolidated Balance Sheet as of September 27, 2008 related to this assessment for fiscal years 2002 through 2007, as required under FIN 48. On December 24, 2008, the Company, through its Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest related to fiscal 2002 through 2004. The settlement of $12.5 million was made net of a $4.5 million reimbursement resulting in a net cash payment of $7.8 million during fiscal 2009. Following the payment and settlement of the audit for fiscal 2002 through 2004, the tax authorities in Israel examined the fiscal years 2005 and 2006. In addition during fiscal 2009, the Company made a payment of approximately $1.9 million related to income taxes and interest to settle the fiscal September 30, 2005 and 2006. As a result of the Israel tax settlements, the Company recognized a $12.5 million benefit from income taxes for fiscal 2009. The $12.5 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $14.4 million for which the matter was settled. The entire amount of the reversal impacted the Company’s effective tax rate as indicated above.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. There were no additional accruals of interest expense on various uncertain tax positions during fiscal 2009.

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

As a result of committing to certain capital investments and employment levels, income from operations in China, Singapore and Malaysia are subject to reduced tax rates, and in some cases are wholly exempt from taxes. In China, the Company expects to benefit from a 50% tax holiday through fiscal 2012 for a subsidiary. In connection with certain Singapore operations, the Company is benefiting from a 100% tax holiday for 10 years which expires in February 2010. One of the Company’s subsidiaries in Malaysia is wholly exempt from taxes through 2014.

NOTE 13: SEGMENT INFORMATION

In fiscal 2009, the Company’s Packaging Materials segment was renamed Expendable Tools. In addition, fiscal 2009 segment information, for both Equipment and Expendable Tools, includes the Company’s Wedge bonder business acquired during fiscal 2009.

The Company operates two segments: Equipment and Expendable Tools. The Equipment segment manufactures and markets a line of ball bonders, wedge bonders and die bonders. The Expendable Tools segment designs, manufactures, and markets consumable packaging materials for use on the Company’s equipment as well as on competitors’ equipment.

The following table reflects segment information for the continuing operations of the Company:

(in thousands) Fiscal 2007	Equipment Segment	Expendable Tools Segment	Consolidated
Net revenue	$316,718	$53,808	$370,526
Cost of sales	188,055	27,035	215,090
Gross profit	128,663	26,773	155,436
Operating expenses	113,444	24,480	137,924
Income from operations	$15,219	$2,293	$17,512
Segment assets	$264,875	$119,838	$384,713
Capital expenditures	3,704	1,871	5,575
Depreciation expense	3,743	4,382	8,125

Fiscal 2008	Equipment Segment	Expendable Tools Segment	Consolidated
Net revenue	$271,019	$57,031	$328,050
Cost of sales	165,499	28,758	194,257
Gross profit	105,520	28,273	133,793
Operating expenses	122,302	26,971	149,273
U.S. pension plan termination	9,152	—	9,152
Income (loss) from operations	$(25,934)	$1,302	$(24,632)
Segment assets	$215,953	$120,317	$336,270
Capital expenditures	4,697	3,153	7,850
Depreciation expense	3,597	3,783	7,380

Fiscal 2009	Equipment Segment	Expendable Tools Segment	Consolidated
Net revenue	$170,536	$54,704	$225,240
Cost of sales	111,103	25,294	136,397
Gross profit	59,433	29,410	88,843
Operating expenses	135,465	24,193	159,658
Impairment of goodwill	2,709	—	2,709
Income (loss) from operations	$(78,741)	$5,217	$(73,524)
Segment assets	$304,160	$108,916	$413,076
Capital expenditures	3,245	2,018	5,263
Depreciation expense	6,551	3,581	10,132

The following table reflects, for the Company’s continuing operations, the destination sales to unaffiliated customers and long-lived assets by country:

(in thousands) Fiscal 2007	Destination Sales	Long-lived Assets
Taiwan	$91,788	$235
Korea	74,716	33
China	37,881	5,328
Hong Kong	28,691	11
Singapore	26,662	2,116
Malaysia	20,785	290
Japan	18,602	285
United States	11,744	12,586
Switzerland	576	16,086
Israel	231	7,405
All other	58,851	334
Total	$370,526	$44,709

Fiscal 2008	Destination Sales	Long-lived Assets
China	$81,035	$4,978
Taiwan	41,938	162
Korea	34,897	13
Malaysia	32,083	149
Japan	26,211	313
Hong Kong	17,964	150
United States	14,306	13,398
Singapore	13,811	2,228
Switzerland	434	15,782
Israel	300	7,750
All other	65,071	540
Total	$328,050	$45,463

Fiscal 2009	Destination Sales	Long-lived Assets
Taiwan	$42,360	$452
China	38,505	3,969
Korea	24,256	7
Hong Kong	24,183	—
Japan	12,150	483
Malaysia	11,959	205
Singapore	10,315	2,121
United States	6,860	90,914
Israel	2,540	7,202
Switzerland	1,478	10,793
All other	50,634	1,469
Total	$225,240	$117,615

NOTE 14: OTHER FINANCIAL DATA

The following table reflects other financial data:

	Fiscal
(in thousands)	2007	2008	2009
Rent expense	$4,673	$5,057	$6,218
Selling, general and administrative incentive compensation expense	$4,262	$2,167	$2,740
Warranty and retrofit expense	$2,281	$1,840	$2,567

NOTE 15: EARNINGS PER SHARE

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the conversion option was not “in the money” as of September 29, 2007, September 27, 2008 or October 3, 2009. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes (see Note 9).

The following table reflects after-tax interest expense related to the Company’s 0.5% and 1.0% Convertible Subordinated Notes which was added to income from continuing operations to determine diluted EPS:

	Fiscal
(in thousands)	2007	2008		2009
Income (loss) from continuing operations	$18,856	$(19,619)		$(58,025)
After-tax interest expense	1,271	—	(1)	—	(1)
	$20,127	N/A		N/A

(1)	Due to the Company’s loss from continuing operations, conversion of Convertible Subordinated Notes and the related after-tax interest expense was not assumed since the effect would have been anti-dilutive.

The following table reconciles Basic weighted average shares outstanding to Diluted weighted average shares outstanding:

	Fiscal
(in thousands)	2007	2008		2009
Weighted average shares outstanding – Basic	56,221	53,449		62,188
Stock options	807	—	(2)	—	(2)
Performance-based restricted stock	77	—	(2)	—	(2)
0.50% Convertible Subordinated Notes	6,107	—	(2)	—	(2)
1.00% Convertible Subordinated Notes	5,062	—	(2)	—	(2)
0.875% Convertible Subordinated Notes	n/a	—	(2)	—	(2)
Total potentially dilutive securities	12,053	53,449		62,188
Weighted average shares outstanding – Diluted	68,274	53,449		62,188

(2)	Due to the Company’s loss from continuing operations, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive:

	Fiscal
(in thousands)	2007	2008	2009
Potentially dilutive shares related to:
Stock options, out-of-the money	780	7,033	5,982
Stock options, in-the-money but excluded due to Company’s net loss	—	253	31
Performance-based and time based restricted stock	—	91	69
Convertible Subordinated Notes	—	8,624	4,625
	780	16,001	10,707

NOTE 16: GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES
AND CONCENTRATIONS

The following table reflects guarantees under standby letters of credit as of October 3, 2009:

Nature of guarantee	Term of guarantee	Maximum obligation under guarantee
		(in thousands)
Security for payment of employee worker compensation benefits	Expires October 2010	$95
Security for customs bond	Expires July 2010	100
		$195

Guarantor Obligations

The Company has issued standby letters of credit for employee benefit programs and a customs bond.

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects; however, Wedge bonder equipment is generally shipped with a two-year warranty. The Company does not offer extended warranties in the normal course of its business. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects the reserve for product warranty which is included in accrued expenses and other current liabilities on the Consolidated Balances Sheets as of fiscal 2007, 2008 and 2009:

	Fiscal
(in thousands)	2007	2008	2009
Reserve for product warranty, beginning of year	$2,309	$1,975	$918
Orthodyne warranty reserve at the date of acquisition	—	—	150
Provision for product warranty expense	2,254	1,315	2,297
Product warranty costs incurred	(2,588)	(2,372)	(2,362)
Reserve for product warranty, end of year	$1,975	$918	$1,003

Other Commitments and Contingencies

The following table reflects operating lease obligations not reflected on the Consolidated Balance Sheet as of October 3, 2009:

		Payments due by fiscal period
(in thousands)	Total	2010	2011	2012	2013	2014 and thereafter
Operating lease obligations(1)	$38,871	$9,196	$8,235	$5,825	$4,177	$11,438

(1)	The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Concentrations

The following table reflects significant customer concentrations:

	Fiscal
	2007	2008	2009
Customer net revenue as a percentage of Net Revenue
Advanced Semiconductor Engineering	10.7%	*	17.7%
Customer accounts receivable as a percentage of total Accounts Receivable
Advanced Semiconductor Engineering	16.0%	*	32.4%
Amkor Technology Inc.	13.8%	*	11.6%
Siliconware Precision Industries, Ltd.	*	14.5%	*
Haoseng Industries Company, Ltd.	*	10.2%	*

*	Represents less than 10% of net revenue or total accounts receivable, as applicable.

NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects selected quarterly financial data:

	Fiscal 2009 For Quarter Ended
(in thousands, except per share amounts)	December 27	March 28	June 27	October 3	Total
Net revenue	$37,416	$25,232	$52,076	$110,516	$225,240
Gross profit	$13,928	$8,045	$19,669	$47,201	$88,843
Income (loss) from continuing operations	$(31,324)	$(35,758)	$(14,482)	$8,040	$(73,524)
Income (loss) from discontinued operations, net of tax	$22,727	$—	$—	$(716)	$22,011
Net income (loss)	$4,484	$(33,143)	$(13,858)	$6,503	$(36,014)
Net income (loss) per share(1):
Basic	$0.07	$(0.54)	$(0.23)	$0.10	$(0.58)
Diluted	$0.07	$(0.54)	$(0.23)	$0.09	$(0.58)
Weighted average shares outstanding:
Basic	60,451	61,054	61,220	65,754	62,188
Diluted	60,451	61,054	61,220	70,082	62,188

	Fiscal 2008 For Quarter Ended
(in thousands, except per share amounts)	December 29	March 29	June 28	September 27	Total
Net revenue	$123,532	$70,781	$72,507	$61,230	$328,050
Gross profit	$50,618	$28,607	$29,702	$24,866	$133,793
Income (loss) from continuing operations	$7,033	$(10,892)	$(4,743)	$(11,017)	$(19,619)
Income from discontinued operations, net of tax	$9,329	$4,758	$2,946	$6,408	$23,441
Net income (loss)	$16,362	$(6,134)	$(1,797)	$(4,609)	$3,822
Net income (loss) per share(1):
Basic	$0.31	$(0.11)	$(0.03)	$(0.09)	$0.07
Diluted	$0.27	$(0.11)	$(0.03)	$(0.09)	$0.07
Weighted average shares outstanding:
Basic	53,264	53,384	53,528	53,621	53,449
Diluted	62,425	53,384	53,528	53,621	53,449

(1)	EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.

NOTE 18: RELATED PARTY TRANSACTIONS

In connection with the Company’s acquisition of Orthodyne, a subsidiary of the Company entered into a real property lease agreement with OE Holdings, Inc. which, with Jason Livingston and its other stockholders, is a more than 5% stockholder of the Company. Mr. Livingston is the Vice President of the Company’s wedge bonding division. The lease agreement dated as of October 3, 2008, has a five-year term with a five-year renewal option. Rent is $124,369 per month in the first year and increases 3.0% per year thereafter. If exercised, rent during the renewal term will be at fair market value. The Company is guaranteeing the obligations of its subsidiary under the lease agreement.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2009 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of Kulicke and Soffa Industries, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of October 3, 2009. In making this assessment, management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. As permitted by Securities and Exchange Commission rules and regulations, management has excluded Orthodyne from its assessment of internal control over financial reporting as of October 3, 2009 because it was acquired in fiscal 2009. Total assets and total net revenue of Orthodyne, our wholly-owned subsidiary, represented 26.8% and 18.5%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended October 3, 2009. Refer to Note 4 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about the purchase of Orthodyne. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of October 3, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of October 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Change in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during fiscal 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to the directors will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K with respect to executive officers appears at the end of Part I, Item 1 of this report under the heading “Executive Officers of the Company.” The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE — Code of Ethics” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE — Nominating and Governance Committee” and “SHAREHOLDER PROPOSALS” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE — Audit Committee” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE — Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “REPORT OF THE MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading “CORPORATE GOVERNANCE — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required hereunder concerning security ownership of management will appear under the heading “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE — Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders which information is incorporated herein by reference.

The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE — Board Matters” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements – Kulicke and Soffa Industries, Inc.:

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts	95

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits:

EXHIBIT NUMBER	ITEM
2(i)	Master Sale and Purchase Agreement between W.C. Heraeus GmbH and Kulicke and Soffa Industries, Inc., dated July 31, 2008 is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2008.
2(ii)	Amendment No. 1 to the Master Sale and Purchase Agreement between W.C. Heraeus GmbH and Kulicke and Soffa Industries, Inc., dated as of September 5, 2008 is incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on October 2, 2008.
2(iii)	Asset Purchase Agreement between Orthodyne Electronics Corporation and Kulicke and Soffa Industries, Inc., dated July 31, 2008 is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 31, 2008.
2(iv)	Amendment to the Asset Purchase Agreement between Orthodyne and the Company, dated as of October 3, 2008 is incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on October 8, 2008.
3(i)	The Company’s Form of Amended and Restated Articles of Incorporation dated December 5, 2007, filed as Exhibit 3(i) to the Company’s annual report on Form 10-K for the year ended September 29, 2007, is incorporated herein by reference.
3(ii)	The Company’s Form of Amended and Restated By-Laws dated December 5, 2007, filed as Exhibit 3(ii) to the Company’s annual report on Form 10-K for the year ended September 29, 2007, are incorporated herein by reference.
4(i)	Specimen Common Share Certificate of Kulicke and Soffa Industries, Inc., filed as Exhibit 4 to the Company’s Form 8-A12G/A dated September 11, 1995, SEC file number 000-00121, is incorporated herein by reference.
4(ii)	Indenture dated as of June 30, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, is incorporated herein by reference.
4(iii)	Form of Note (included in Exhibit 4(ii)).

EXHIBIT NUMBER	ITEM
4(iv)	Indenture dated as of June 6, 2007 between the Company and Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s form 8-K dated June 6, 2007, is incorporated by reference.
4(v)	Registration Rights Agreement dated as of June 6, 2007, between the Company and Bank of America Securities, LLC as Initial Purchaser, filed as Exhibit 10.1 to the Company’s Form 8-K dated June 6, 2007, is incorporated by reference.
10(i)	2004 Israeli Addendum to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(iv) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*
10(ii)	The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*
10(iii)	2004 Israeli Addendum to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(vii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*
10(iv)	The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*
10(v)	2004 Israeli Addendum to the Company’s 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(ix) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*
10(vi)	The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference.*
10(vii)	2004 Israeli Addendum to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), filed as Exhibit 10(xii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed December 14, 2004, is incorporated herein by reference.*
10(viii)	The Company’s 2006 Equity Plan, filed as Appendix A to the Company’s proxy statement on Schedule 14A for the annual meeting of shareholders on February 14, 2006, is incorporated herein by reference.*
10(ix)	Form of Stock Option Award Letter regarding the 2006 Equity Plan, filed as Exhibit 99.1 to the Company’s report on Form 8-K dated October 3, 2006, is incorporated herein by reference.*
10(x)	Form of Performance Share Award Agreement regarding the 2006 Equity Plan, filed as Exhibit 99.2 to the Company’s report on Form 8-K dated October 3, 2006, is incorporated herein by reference.*
10(xi)	Form of Performance Share Award Agreement regarding the 2006 Equity Plan, filed as Exhibit 99.2 to the Company’s report on Form 8-K dated October 2, 2007, is incorporated herein by reference.*

EXHIBIT NUMBER	ITEM
10(xii)	Facility Letter Agreement dated June 7, 2006 between Kulicke & Soffa (SEA) PTE LTD, Kulicke And Soffa Global Holding Corporation and Citibank, N.A., Singapore Branch, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006, is incorporated herein by reference.
10(xiii)	Agreement of Lease, by and between the Company and 1005 Virginia Associates, L.P., dated June 30, 2005, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference.
10(xiv)	Officer Incentive Compensation Plan, dated August 2, 2005, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, is incorporated herein by reference.*
10(xv)	2007 Equity Plan for Non-employee Directors, filed as Appendix A to the Company’s proxy statement on Schedule 14A for the annual meeting of shareholders on February 13, 2007, is incorporated herein by reference.*
10(xvi)	Earnout Agreement between Orthodyne Electronics Corporation and Kulicke and Soffa Industries, Inc., dated July 31, 2008 is incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 31, 2008.
10(xvii)	2008 Equity Plan, filed as Appendix A to the Company’s proxy statement on Schedule 14A for the annual meeting of shareholders on February 12, 2008, is incorporated herein by reference.*
10(xviii)	Form of New Employee Inducement Stock Option Grant Letter, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 13, 2007, is incorporated herein by reference.*
10(xix)	2007 Alphasem Employee Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed December 13, 2007, is incorporated herein by reference.*
10(xx)	Form of Nonqualified Stock Option Agreement, filed as Exhibit 99.1 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*
10(xxi)	Form of Incentive Stock Option Agreement, filed as Exhibit 99.2 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*
10(xxii)	Form of Performance Unit Award Agreement, filed as Exhibit 99.3 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*
10(xxiii)	Form of Performance Unit Award Agreement, filed as Exhibit 99.4 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*
10(xxiv)	Form of Restricted Stock Agreement Award, filed as Exhibit 99.5 to the Company’s report on Form 8-K, dated October 8, 2008, is incorporated herein by reference.*
10(xxv)	Joint Development and Engineering Services Agreement between W.C. Heraeus GmbH and Kulicke and Soffa Industries, Inc., dated as of September 29, 2008 is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 2, 2008.
10(xxvi)	Lease Agreement between Orthodyne Electronics Corporation and Kulicke and Soffa Industries, dated as of October 3, 2008 is incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on October 8, 2008.
10(xxvii)	Kulicke and Soffa Industries, Inc. Officer Severance Pay Plan dated as of March 2009 is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 31, 2009.*
10(xxviii)	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 31, 2009.*

EXHIBIT NUMBER	ITEM
10(xxix)	Employment Agreement by and between the Company and Christian Rheault dated June 25, 2009 is incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 27, 2009.*
10(xxx)	Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan effective September 15, 2009 is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 18, 2009.*
10(xxxi)	Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan effective September 30, 2009 is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 18, 2009.*
10(xxxii)	Letter Agreement between Michael J. Morris and Kulicke and Soffa Industries, Inc. dated September 24, 2009 is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 24, 2009.*
10(xxxiii)	Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan.*
10(xxxiv)	Form of Officer Restricted Share Award Agreement regarding the 2009 Equity Plan.*
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm)
31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Michael J. Morris, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Michael J. Morris, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Agreement for Commitment to Make Plan Sufficient, filed as Exhibit 99.1 to the Company’s report on Form 8-K dated May 7, 2007, is incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II — Valuation and Qualifying Accounts

(in thousands)	Balance at beginning of period	Charged to costs and expenses		Other additions (describe)		Deductions (describe)		Balance at end of period
Fiscal 2007
Allowance for doubtful accounts	$2,470	$552		$602		$(2,038	)(1)	$1,586
Inventory reserve	$7,372	$2,445		$—		$(1,389	)(2)	$8,428
Valuation allowance for deferred taxes	$70,288	$(20,580	)(3)	$—		$—		$49,708
Fiscal 2008
Allowance for doubtful accounts	$1,586	$361		$(24)		$(547	)(1)	$1,376
Inventory reserve	$8,428	$3,999		$(3,321	)(4)	$(2,609	)(2)	$6,497
Valuation allowance for deferred taxes	$49,708	$(5,043	)(3)	$(4,745	)(5)	$—		$39,920
Fiscal 2009
Allowance for doubtful accounts	$1,376	$291		$—		$(289	)(1)	$1,378
Inventory reserve	$6,497	$8,154		$(488	)(4)	$(1,646	)(2)	$12,517
Valuation allowance for deferred taxes	$39,920	$17,854	(3)	$—		$(192	)(6)	$57,582

(1)	Represents write offs of specific accounts receivable.
(2)	Disposal of excess and obsolete inventory.
(3)	Reflects increase in the valuation allowance primarily associated with the Company’s U.S. and foreign net operating losses and other deferred tax assets.
(4)	Reclassification of fully depreciated demonstration and evaluation equipment from inventory to plant, property and equipment, net.
(5)	Primarily reflects decrease in valuation allowance as a result of adoption of ASC 740.10.
(6)	Represents decrease in valuation allowance applied to reduce die bonder intangible assets, since a portion of the valuation allowance was originally established in purchase accounting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.
By: /s/ C. SCOTT KULICKE C. Scott Kulicke Chairman of the Board and Chief Executive Officer

Dated: December 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. SCOTT KULICKE C. Scott Kulicke (Principal Executive Officer)	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	December 16, 2009
/s/ MICHAEL J MORRIS Michael J Morris (Chief Financial Officer)	Vice President and Chief Financial Officer	December 16, 2009
/s/ RAN BAREKET Ran Bareket (Principal Accounting Officer)	Vice President and Principal Accounting Officer	December 16, 2009
/s/ BRIAN R. BACHMAN Brian R. Bachman	Director	December 16, 2009
/s/ JOHN A. O’STEEN John A. O’Steen	Director	December 16, 2009
/s/ GARRETT E. PIERCE Garrett E. Pierce	Director	December 16, 2009
/s/ MACDONELL ROEHM, JR. MacDonell Roehm, Jr.	Director	December 16, 2009
/s/ BARRY WAITE Barry Waite	Director	December 16, 2009
/s/ C. WILLIAM ZADEL C. William Zadel	Director	December 16, 2009