Form 10-Q
period 2010-01-02
KULICKE & SOFFA INDUSTRIES INC
filed 2010-02-05
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 1, 2010, there were 69,782,345 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

January 2, 2010

PART I. - FINANCIAL INFORMATION
Item 1. – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	October 3, 2009 *	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$144,560	$175,207
Restricted cash	281	216
Accounts and notes receivable, net of allowance for doubtful accounts of $1,378 and $1,009 respectively	95,779	84,370
Inventories, net	41,489	49,784
Prepaid expenses and other current assets	11,566	13,475
Deferred income taxes	1,786	1,789
Total current assets	295,461	324,841

Property, plant and equipment, net	36,046	35,054
Goodwill	26,698	26,698
Intangible assets	48,656	46,270
Other assets	5,774	7,369
Total assets	$412,635	$440,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$48,964	$48,964
Accounts payable	39,908	53,245
Accrued expenses and other current liabilities	32,576	29,480
Income taxes payable	1,612	1,341
Total current liabilities	123,060	133,030

Long-term debt	92,217	93,733
Deferred income taxes	16,282	16,329
Other liabilities	10,273	9,742
Total liabilities	241,832	252,834

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 74,370 and 74,686 respectively; outstanding 69,415 and 69,731 shares, respectively	413,092	414,462
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated deficit	(197,812)	(181,972)
Accumulated other comprehensive income	1,879	1,264
Total shareholders' equity	170,803	187,398

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$412,635	$440,232

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 27, 2008 *	January 2, 2010
Net revenue	$37,416	$128,415
Cost of sales	23,488	72,042

Gross profit	13,928	56,373

Selling, general and administrative	29,852	25,226
Research and development	15,400	13,161

Operating expenses	45,252	38,387

Income (loss) from operations	(31,324)	17,986

Interest income	754	97
Interest expense	(2,079)	(2,083)
Gain on extinguishment of debt	1,179	-

Income (loss) from continuing operations before taxes	(31,470)	16,000
Provision (benefit) for income taxes from continuing operations	(11,882)	160

Income (loss) from continuing operations	(19,588)	15,840
Income from discontinued operations, net of tax	22,727	-

Net income	$3,139	$15,840

Income (loss) per share from continuing operations:
Basic	$(0.32)	$0.23
Diluted	$(0.32)	$0.21

Income per share from discontinued operations:
Basic	$0.37	$-
Diluted	$0.37	$-

Net income per share:
Basic	$0.05	$0.23
Diluted	$0.05	$0.21

Weighted average shares outstanding:
Basic	60,451	69,684
Diluted	60,451	73,687

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three months ended
	December 27, 2008 *	January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,139	$15,840
Less: Income from discontinued operations	22,727	-
Income (loss) from continuing operations	(19,588)	15,840
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,308	4,509
Amortization of debt discount and debt issuance costs	1,634	1,712
Equity-based compensation and employee benefits	(468)	1,393
Provision for doubtful accounts	1,121	(99)
Gain on extinguishment of debt	(1,179)	-
Provision for inventory valuation	4,054	95
Deferred taxes	(6,239)	111
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	37,710	9,864
Inventory	(4,127)	(8,370)
Prepaid expenses and other current assets	7,330	(1,976)
Accounts payable and accrued expenses	(17,599)	12,574
Income taxes payable	(8,238)	(270)
Other, net	2,293	(1,258)
Net cash provided by continuing operations	2,012	34,125
Net cash used in discontinued operations	(779)	(496)
Net cash provided by operating activities	1,233	33,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,433)	(1,096)
Proceeds from sales of investments classified as available-for-sale	4,148	-
Purchase of Orthodyne	(85,595)	-
Changes in restricted cash, net	35,000	65
Net cash used in continuing operations	(48,880)	(1,031)
Net cash provided by (used in) discontinued operations	149,857	(1,838)
Net cash provided by (used in) investing activities	100,977	(2,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net costs from sale of common stock	-	(29)
Proceeds from exercise of common stock options	3	6
Payments on borrowings	(74,190)	-
Net cash used in financing activities	(74,187)	(23)
Effect of exchange rate changes on cash and cash equivalents	91	(90)
Changes in cash and cash equivalents	28,114	30,647
Cash and cash equivalents at beginning of period	144,932	144,560
Cash and cash equivalents at end of period	$173,046	$175,207

CASH PAID FOR:
Interest	$958	$726
Income taxes	$179	$755

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

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

As of October 4, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”), which requires issuers of convertible debt instruments that may be settled in cash upon conversion to initially record the liability and equity components of the convertible debt separately. The Company adopted the provisions of ASC 470.20 on a retrospective basis for all prior periods presented (see Note 7).

Management has evaluated subsequent events through the date these financial statements were available to be issued which was February 4, 2010.

On September 29, 2008, the Company completed the sale of its Wire business for net proceeds of $149.9 million to W.C. Heraeus GmbH (“Heraeus”). The financial results of the Wire business have been included in discontinued operations in the consolidated financial statements for all periods presented (see Note 2).

Fiscal Year

Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30 th. The fiscal 2009 quarters ended on December 27, 2008, March 28, 2009, June 27, 2009 and October 3, 2009. The fiscal 2010 quarters end on January 2, 2010, April 3, 2010, July 3, 2010 and October 2, 2010. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

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

Management Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include, but are not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of unremitted foreign subsidiary earnings, equity-based compensation expense, resizing, and warranties. The Company estimates using historical experience and various other assumptions that it believes to be reasonable. As a result, the Company makes judgments regarding the carrying values of its assets and liabilities which may not be readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of October 3, 2009 and January 2, 2010 consisted mainly of trade receivables. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and expendable tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been significant; however, the Company closely monitors its customers’ financial strength to reduce the risk of loss.

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

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company typically records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted consumption for non-Wedge bonder equipment, twenty-four months consumption for Wedge bonder equipment and all spare parts, and twelve months consumption for expendable tools. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

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

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars; however, the functional currencies of some of the Company’s subsidiaries are their local currencies. In accordance with ASC No. 830,  Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income (loss), but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). Under ASC 830, cumulative translation adjustments are not adjusted for income taxes if they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income (loss).

Revenue Recognition

In accordance with ASC No. 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and the Company has completed its equipment installation obligations and received customer acceptance, when applicable, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (the Company’s factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

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

In accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”), the Company utilizes a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

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

In accordance with ASC No. 260.10.55, Earnings per Share - Implementation & Guidance (“ASC 260.10.55”), the Company treats all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The Company adopted ASC 260.10.55 on October 4, 2009 and, accordingly, has retrospectively adjusted prior period earnings per share (see Note 12).

Extinguishment of Debt

In accordance with ASC No. 470 Topic 50, Debt, Modifications and Extinguishments, gains and losses from the extinguishment of debt are included in income (loss) from continuing operations unless the extinguishment is both unusual in nature and infrequent in occurrence, in which case the gain or loss would be presented as an extraordinary item.

Equity-Based Compensation

The Company accounts for equity based compensation under the provisions of ASC No. 718, Compensation, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. Compensation expense associated with time-based and performance-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

Recent Accounting Pronouncements

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 clarifies the accounting model for revenue arrangements that include both tangible products and software elements. In accordance with ASU 2009-14, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in ASC 605. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. The Company adopted ASU 2009-14 as of October 4, 2009 and the adoption did not have a material impact on its consolidated results of operations.

Participating Securities

In June 2008, the FASB issued ASC No. 260.10.55, Earnings per Share- Implementation & Guidance (“ASC 260.10.55”).  ASC 260.10.55 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The Company adopted ASC 260.10.55 as of October 4, 2009 and the adoption did not have a material impact on its consolidated results of operations.

NOTE 2 – DISCONTINUED OPERATIONS

On September 29, 2008, the Company completed the sale of certain assets and liabilities associated with its Wire business. The Company recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax, during the three months ended December 27, 2008. The Company did not recognize any income or loss from discontinued operations for the three months ended January 2, 2010.

The following table reflects operating results of the Wire business discontinued operations for the three months ended December 27, 2008:

Three months ended
(in thousands)	December 27, 2008

Net revenue	$-

Loss before tax	$(319)
Gain on sale of Wire business before tax	23,524
Income from discontinued operations before tax	23,205
Income tax expense	(478)
Income from discontinued operations, net of tax	$22,727

As of January 2, 2010, the Company has settled all working capital adjustments with Heraeus. The following table reflects cash flows associated with the Company’s discontinued operations for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008	January 2, 2010

Cash flows provided by (used in):
Operating activities: Wire business	$(319)	$-
Operating activities: Test business (sold in fiscal 2006) (1)	(460)	(496)
Investing activities: Wire business	149,857	(1,838)

Net cash provided by (used in) discontinued operations	$149,078	$(2,334)

(1)  Represents facility-related costs associated with the Company’s former Test operations.

NOTE 3 – COST REDUCTION PLAN

During fiscal 2009 due to the global economic downturn, the Company reduced its global workforce by approximately 20% of total employees which minimized cash usage and reduced employee compensation costs. As business recovered during the first quarter of fiscal 2010, the Company began to increase its number of employees. In addition during fiscal 2009, the Company committed to a plan to reduce its Israel workforce by approximately 170 employees by the end of fiscal 2010. As part of this workforce reduction plan, substantially all of the Company’s Israel-based manufacturing will be transferred to the Company’s manufacturing facilities in Suzhou, China. The Company expects to incur approximately $0.6 million in additional severance costs and the amounts accrued are expected to be paid out over the next 12 months related to these cost reduction efforts.

The following table reflects severance activity for both plans during the three months ended December 27, 2008 and January 2, 2010:

	For the three months ended
(in thousands)	December 27, 2008	January 2, 2010

Provision for severance, beginning of period	$-	$2,413
Accrual for estimated severance and benefits (1)	2,586	199
Payment of severance and benefits	(1,363)	(419)
Provision for severance, end of period (2)	$1,223	$2,193

(1) Estimated severance and benefits expense is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations. Of the $2.6 million severance expense for the three months ended December 27, 2008, $1.6 million was attributable to the Company’s Equipment segment and $1.0 million to the Company’s Expendable Tools segment. The $0.2 million severance expense for the three months ended January 2, 2010 was primarily attributable to the Company’s Expendable Tools segment.
(2) The provision for severance as of December 28, 2008 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet. The provision for severance as of January 2, 2010 was included within accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company will continue to consolidate its operations from the United States and other areas to the Asia/Pacific region. As these consolidation efforts are finalized in the future, the Company will incur significant severance costs; however, it expects to realize future cost reduction benefits from these consolidation plans.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

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

The following table reflects goodwill as of October 3, 2009 and January 2, 2010:

(in thousands)	Equipment segment	Expendable Tools segment	Total
As of October 3, 2009:
Beginning of period	$22,999	$6,408	$29,407
Accumulated impairment losses (1)	(2,709)	-	(2,709)
End of period	$20,290	$6,408	$26,698

As of January 2, 2010:
Beginning of period	$22,999	$6,408	$29,407
Accumulated impairment losses (1)	(2,709)	-	(2,709)
End of period	$20,290	$6,408	$26,698

(1)	During the three months ended March 28, 2009, the Company recorded a $2.7 million impairment charge related to its die bonder goodwill.

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects the intangible asset balances as of October 3, 2009 and January 2, 2010:

	As of		Average estimated useful
(in thousands)	October 3, 2009	January 2, 2010	lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(4,742)	(5,928)
Net wedge bonder developed technology	28,458	27,272

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(3,860)	(4,825)
Net wedge bonder customer relationships	15,440	14,475

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(575)	(719)
Net wedge bonder trade name	4,025	3,881

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(1,767)	(1,858)
Net wedge bonder other intangible assets	733	642
Net intangible assets	$48,656	$46,270

The following table reflects estimated annual amortization expense related to intangible assets as of January 2, 2010:

(in thousands)
Fiscal 2010 (remaining fiscal year)	$7,159
Fiscal 2011	9,544
Fiscal 2012	9,178
Fiscal 2013	9,178
Fiscal 2014-2016	11,211

$46,270

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss) for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008 *	January 2, 2010
Net income (1)	$3,139	$15,840
Loss from foreign currency translation adjustments	(1,295)	(653)
Unrecognized actuarial net gain, Switzerland pension plan, net of tax	285	38
Other comprehensive loss	$(1,010)	$(615)
Comprehensive income	$2,129	$15,225

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

(1)  Includes continuing and discontinued operations.

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of October 3, 2009 and January 2, 2010:

	As of
(in thousands)	October 3, 2009	January 2, 2010
Gain from foreign currency translation adjustments	$746	$93
Unrecognized actuarial net gain, Switzerland pension plan, net of taxes	1,133	1,171
Accumulated other comprehensive income	$1,879	$1,264

NOTE 6 – BALANCE SHEET ACCOUNTS

The following tables reflect significant balance sheet accounts:

	As of
(in thousands)	October 3, 2009	January 2, 2010
Inventories, net:
Raw materials and supplies	$30,048	$31,339
Work in process	10,788	14,007
Finished goods	13,170	16,222
	54,006	61,568
Inventory reserves	(12,517)	(11,784)
	$41,489	$49,784

Property, plant and equipment, net:
Land (1)	$2,735	$2,735
Buildings and building improvements (1)	14,351	17,302
Leasehold improvements	11,695	9,027
Data processing and hardware equipment and software	21,822	21,915
Machinery and equipment	40,600	39,740
	91,203	90,719
Accumulated depreciation	(55,157)	(55,665)
	$36,046	$35,054

Accrued expenses and other current liabilities:
Wages and benefits	$10,423	$10,200
Severance (2)	3,264	3,008
Accrued customer obligations (4)	4,438	4,736
Short-term facility accrual related to discontinued operations (Test)	1,839	1,791
Payable to Heraeus (3)	1,857	-
Other	10,755	9,745
	$32,576	$29,480

(1) Subsequent to January 2, 2010 the Company entered into an agreement and sold its facility in Yokneam, Israel (see Note 15).
(2)  Total severance payable within the next twelve months includes the severance plan discussed in Note 3, and approximately $0.8 million of other severance obligations which were not part of the Company’s cost reduction plan.
(3) Fiscal 2009 amount related to certain open working capital adjustments with Heraeus, which were settled in fiscal 2010.
(4)  Represents customer advance payments, customer credit program, accrued warranty and accrued retrofit costs.

NOTE 7 – DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of October 3, 2009 and January 2, 2010:
				(in thousands)
				As of
	Payment Dates	Conversion	Maturity
Rate	of each year	Price	Date	October 3, 2009 *	January 2, 2010
1.000%	June 30 and December 30	$12.84	June 30, 2010	$48,964	$48,964
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000
Debt discount on 0.875% Convertible Subordinated Notes due June 2012				(17,783)	(16,267)
				$141,181	$142,697

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

0.875% Convertible Subordinated Notes

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

As of October 4, 2009, the Company adopted ASC 470.20, which requires that issuers of convertible debt that may be settled in cash upon conversion record the liability and equity components of the convertible debt separately. The Company estimated the liability component of its 0.875% Convertible Subordinated Notes by assessing the fair value of debt instruments without an associated equity component issued by companies with similar credit ratings and terms at the time the Company’s 0.875% Convertible Subordinated Notes were issued. The effective interest rate for non-convertible debt with similar credit ratings and terms was assumed to be 7.85%. The Company determined the fair value of the equity component of the embedded conversion option by deducting the fair value of the liability component from the initial proceeds of the convertible debt instrument. The debt discount will be amortized under the effective interest method from the original issue date. The Company determined the portion of issuance costs associated with the equity component of the 0.875% Convertible Subordinated Notes was $1.0 million. The issuance costs will be amortized under the effective interest method from the original issue date.

The liability component of the Company’s 0.875% Convertible Subordinated Notes will continue to be classified as long-term debt and the equity component of the 0.875% Convertible Subordinated Notes has been classified as common stock on the Company’s Consolidated Balance Sheets (see Note 8).

The following table reflects the effect of the change due to ASC 470.20 on the Consolidated Statements of Operations for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008, as reported	December 27, 2008, as adjusted	Effect of change
Interest expense	$734	$2,079	$1,345
Loss from continuing operations before taxes	(30,125)	(31,470)	(1,345)
Benefit for income taxes	(11,882)	(11,882)	-
Loss from continuing operations	$(18,243)	$(19,588)	$(1,345)

Diluted loss per share from continuing operations	$(0.30)	$(0.32)	$(0.02)

The following table reflects the effect of the change due to ASC 470.20 on the Consolidated Balance Sheets as of October 3, 2009:

	As of
(in thousands)	October 3, 2009, as reported	October 3, 2009, as adjusted	Effect of change
Other assets (debt issuance costs)	$6,215	$5,774	$(441)
Total assets	413,076	412,635	(441)
Long-term debt	110,000	92,217	(17,783)
Total liabilities	259,615	241,832	(17,783)
Common stock	383,417	413,092	29,675
Accumulated deficit	(185,479)	(197,812)	(12,333)
Total shareholders' equity	153,461	170,803	17,342
Total liabilities and shareholders' equity	413,076	412,635	(441)

The following table reflects the effect of the change due to ASC 470.20 on the Consolidated Statements of Cash Flows for the three months ended December 27, 2008 and January 2, 2010:

	For the three months ended
(in thousands)	December 27, 2008, as reported	December 27, 2008, as adjusted	Effect of change
Net income	$4,484	$3,139	$(1,345)
Loss from continuing operations	(18,243)	(19,588)	(1,345)
Amortization of debt discount and debt issuance costs	289	1,634	1,345
Net cash provided by continuing operations	2,012	2,012	-

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008 *	January 2, 2010
Amortization expense related to issue costs	$233	$196

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The following table reflects the Company’s open market purchases of its Convertible Subordinated Notes for the three months ended December 27, 2008:

Three months ended
(in thousands)	December 27, 2008
0.5% Convertible Subordinated Notes (1):
Face value purchased	$43,050
Net cash	42,838
Deferred financing costs	18
Recognized gain, net of deferred financing costs	194

1.0% Convertible Subordinated Notes:
Face value purchased	$3,000
Net cash	1,990
Deferred financing costs	25
Recognized gain, net of deferred financing costs	985
Gain on extinguishment of debt	$1,179

(1)	Repurchase transactions occurred prior to redemption on November 30, 2008.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

As of October 4, 2009, the Company adopted ASC 470.20 and accordingly common stock includes the equity component of the Company’s 0.875% Convertible Subordinated Notes (see Note 7).

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

401(k) Retirement Income Plan

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008	January 2, 2010
Number of common shares	95	50
Fair value based upon market price at date of distribution	$204	$290

Equity-Based Compensation

As of January 2, 2010, the Company had eight equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, stock options, performance-based share awards (collectively, “performance-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), market-based share awards (collectively, “market-based restricted stock”) or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant.

•
In general, stock options and time-based restricted stock awarded to employees vest annually over a three year period provided that the employee remains employed. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.

•
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

•
Market-based restricted stock entitles the employee to receive common shares of the Company on the award vesting date, if market performance objectives which measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company’s stock as compared to specific peer companies that comprise the Philadelphia Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the market-based restricted stock are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether or not the market condition is ultimately satisfied. Compensation expense is reversed if the award forfeits prior to the vesting date.

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended December 27, 2008 and January 2, 2010 was based upon awards ultimately expected to vest. In accordance with ASC 718, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following table reflects stock options, restricted stock and common stock granted during the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(number of shares, in thousands)	December 27, 2008	January 2, 2010
Market-based restricted stock	-	398
Performance-based restricted stock	401	-
Time-based restricted stock	780	784
Stock options	139	-
Common stock	41	32
Equity-based compensation in shares	1,361	1,214

The following table summarizes equity-based compensation expense (reversal of expense), by type of award, included in the Consolidated Statements of Operations during the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008	January 2, 2010
Market-based restricted stock	$-	$115
Performance-based restricted stock	(1,563)	56
Time-based restricted stock	202	590
Stock options	509	163
Common stock	180	180
Equity-based compensation expense	$(672)	$1,104

In connection with the global economic decline during the three months ended December 27, 2008, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2007 and 2008 would not be attained at the previous estimated levels. In accordance with ASC 718, by lowering estimated attainment percentages, total compensation expense for the performance-based restricted stock decreased and previously recorded compensation expense was reversed during fiscal 2009.

The following table reflects total equity-based compensation expense (reversal of expense), which includes stock options, restricted stock and common stock, included in the Consolidated Statements of Operations during the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008	January 2, 2009
Cost of sales	$(29)	$46
Selling, general and administrative	(667)	714
Research and development	24	344
Equity-based compensation expense	$(672)	$1,104

The following table summarizes the unrecognized equity-based compensation expense, by type of award:

	As of		Average remaining
(in thousands)	December 27, 2008	January 2, 2010	contractual life in years
Market-based restricted stock	$-	$2,583	2.2
Performance-based restricted stock	552	314	1.2
Time-based restricted stock	2,219	5,072	2.4
Stock options	2,721	617	1.0
Unrecognized equity-based compensation expense	$5,492	$8,586

NOTE 9 – EMPLOYEE BENEFIT PLANS

U.S. Plan

The Company has a 401(k) retirement income plan for its employees. This plan allows for employee contributions and matching Company contributions in varying percentages, depending on employee age and years of service, ranging from 50% to 175% of the employees’ contributions.

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008	January 2, 2010
Number of common shares	95	50
Fair value based upon market price at date of distribution	$204	$290

In addition to the 401(k) retirement income plan discussed above, the Company has a 401(k) retirement income plan for its Wedge bonder employees. Effective January 2009, the Company suspended cash matching contributions to its Wedge bonder employees’ 401(k) retirement income plan. Cash matching contributions for the Company’s Wedge bonder retirement income plan were $0.1 million during the three months ended December 27, 2008.

NOTE 10 – INCOME TAXES

The following table reflects the total provision (benefit) for income taxes and the effective tax rate from continuing operations for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008 *	January 2, 2010
Income (loss) from continuing operations before taxes	$(31,470)	$16,000
Provision (benefit) for income taxes	(11,882)	160

Income (loss) from continuing operations	$(19,588)	$15,840

Effective tax rate	37.8%	1.0%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

For the three months ended January 2, 2010, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

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

In October 2007, the tax authority in Israel issued the Company a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations) for fiscal 2002 through 2004. The Company provided a non-current income tax liability for uncertain tax positions on its Consolidated Balance Sheet as of September 27, 2008 related to this assessment for fiscal years 2002 through 2007, as required under ASC 740. On December 24, 2008, the Company, through its Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest related to fiscal 2002 through 2004. The settlement of $12.5 million was made net of a $4.5 million reimbursement resulting in a net cash payment of $7.8 million during the second quarter of fiscal 2009. Following the payment and settlement of the audit for fiscal 2002 through 2004, the tax authorities in Israel examined the fiscal years 2005 and 2006. In addition during fiscal 2009, the Company made a payment of approximately $1.9 million related to income taxes and interest to settle the fiscal September 30, 2005 and 2006. As a result of the Israel tax settlements, the Company recognized a $12.5 million benefit from income taxes for fiscal 2009. The $12.5 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $14.4 million for which the matter was settled. The entire amount of the reversal impacted the Company’s effective tax rate as indicated above.

The Company is currently under audit by the U.S. Internal Revenue Service (“IRS”) for the period ended September 30, 2006. The Company has responded to various information requests from the IRS and is in the closing stages of the audit. The IRS has not proposed any adjustment that would result in a significant adjustment to income tax expense; however, the audit is still in process.

NOTE 11 - SEGMENT INFORMATION

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

		Expendable
(in thousands)	Equipment	Tools
Three months ended December 27, 2008:	Segment	Segment	Consolidated
Net revenue	$23,659	$13,757	$37,416
Cost of sales	16,657	6,831	23,488
Gross profit	7,002	6,926	13,928
Operating expenses	38,733	6,519	45,252
Income (loss) from operations	$(31,731)	$407	$(31,324)

		Expendable
	Equipment	Tools
Three months ended January 2, 2010	Segment	Segment	Consolidated
Net revenue	$111,597	$16,818	$128,415
Cost of sales	65,145	6,897	72,042
Gross profit	46,452	9,921	56,373
Operating expenses	31,605	6,782	38,387
Income from operations	$14,847	$3,139	$17,986

		Expendable
	Equipment	Tools
(in thousands)	Segment	Segment	Consolidated

Segment Assets as of October 3, 2009*	$303,835	$108,800	$412,635

Segment Assets as of January 2, 2010	$349,821	$90,411	$440,232

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

NOTE 12 - EARNINGS PER SHARE

Basic income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. In computing diluted income per share, if convertible debt is assumed to be converted to common shares, the after-tax amount of interest expense recognized in the period associated with the convertible debt is added back to net income.

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the conversion option was not “in the money” as of December 27, 2008 or January 2, 2010. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following table reflects a reconciliation of the shares used in the basic and diluted net income (loss) per share computation:

	Three months ended
(in thousands)	December 27, 2008 *	December 27, 2008 *		January 2, 2010	January 2, 2010
	Basic	Diluted		Basic	Diluted
NUMERATOR:
Income (loss) from continuing operations	$(19,588)	$(19,588)		$15,840	$15,840
Less: Income applicable to participating securities	-	-	(1)	(172)	(172)
After-tax interest expense	-	-	(1)	-	122

Income (loss) applicable to common shareholders	$(19,588)	$(19,588)		$15,668	$15,790

DENOMINATOR:
Weighted average shares outstanding - Basic	60,451	60,451		69,684	69,684
Stock options		-	(1)		149
Time-based restricted stock		-	(1)		41
0.500 % Convertible Subordinated Notes		-	(1)		n/a
1.000 % Convertible Subordinated Notes		-	(1)		3,813
0.875 % Convertible Subordinated Notes		-	(1)		-
Weighted average shares outstanding - Diluted (2)		60,451			73,687

EPS:
Income (loss) per share from continuing operations - Basic	$(0.32)	$(0.32)		$0.23	$0.23

Effect of dilutive shares		-	(1)		$(0.02)

Income (loss) per share from continuing operations – Diluted		$(0.32)			$0.21

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

(1)  Due to the Company’s loss from continuing operations for the period, the effect of participating securities was excluded from the computation of basic and diluted EPS, and the conversion of Convertible Subordinated Notes and the related after-tax interest expense was not assumed since the effect would have been anti-dilutive. In addition, due to the Company’s loss from continuing operations, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

(2)  Excludes 167 dilutive participating securities as the income attributable to these shares was not included in EPS.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive:

	Three months ended
	December 27, 2008	Janaury 2, 2010
(in thousands)
Potentially dilutive shares related to:
Stock options, out of the money	6,922	4,388
Convertible Subordinated Notes	6,363	-

	13,285	4,388

NOTE 13 –	GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

 The following table reflects guarantees under standby letters of credit as of January 2, 2010:

		(in thousands)
		Maximum obligation
Nature of guarantee	Term of guarantee	under guarantee
Security of employee worker compensation benefit programs	Expires October 2011	$95
Security for customs bond	Expires July 2010	100
		$195

Guarantor Obligations

The Company has issued standby letters of credit for security of employee worker compensation benefit programs and a customs bond.

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

The following table reflects the reserve for product warranty activity for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008	January 2, 2010

Reserve for product warranty, beginning of period	$918	$1,003
Provision for product warranty	684	791
Product warranty costs paid	(820)	(401)
Reserve for product warranty, end of period	$782	$1,393

Concentrations

The following table reflects significant customer concentrations for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
	December 27, 2008	Janaury 2, 2010
Customer net revenue as a percentage of Net Revenue
Advanced Semiconductor Engineering	*	34.5%

Customer accounts receivable as a percentage of Total Accounts Receivable
Advanced Semiconductor Engineering	*	22.9%
Haoseng Industrial Company Limited	*	12.6%
First Technology China Limited	14.4%	*

*  Represents less than 10% of net revenue or total accounts receivable, as applicable.

NOTE 14 – RELATED PARTY TRANSACTIONS

In connection with the Company’s acquisition of Orthodyne, a subsidiary of the Company entered into a real property lease agreement with OE Holdings, Inc. which, with Jason Livingston and its other stockholders, is a more than 5% stockholder of the Company. Mr. Livingston is the Vice President of the Company’s wedge bonding division. The lease agreement dated as of October 3, 2008, has a five-year term with a five-year renewal option. Rent is $124,369 per month in the first year and increases 3.0% per year thereafter. If exercised, rent during the renewal term will be at fair market value. The Company is guaranteeing the obligations of its subsidiaries under the lease agreement.

NOTE 15 – SUBSEQUENT EVENT

Subsequent to January 2, 2010, the Company entered into an agreement and sold its facility in Yokneam, Israel for approximately $4.5 million. Simultaneous with the sale, the Company entered into an agreement to leaseback a portion of the building for five years with an option to extend the lease. The Company will record a $0.7 million gain on the sale which will be recognized over the five year lease term.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended October 3, 2009 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.

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

OVERVIEW

Introduction

Kulicke and Soffa Industries, Inc. (the “Company” or “K&S”) designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits, high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, their subcontract assembly suppliers, other electronics manufacturers and automotive electronics suppliers.

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

Certain prior year amounts have been retrospectively adjusted to comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”).

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

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Following dramatic deterioration in the global economy in the first half of our fiscal 2009, business conditions in the semiconductor industry began a recovery that continued through the end of our fiscal 2009. Demand for our core products continued to improve in the beginning of fiscal 2010 and demand is projected to remain strong at least through March 2010. However, our visibility into future demand is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products, and we believe historic industry-wide volatility will persist.

To mitigate possible negative effects of this industry-wide volatility on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2009, we reduced our debt by $88.4, and we completed a public equity offering of 8.0 million common shares which raised $38.7 million of net proceeds. We ended the first quarter of fiscal 2010 with cash and cash equivalents totaling $175.2 million, $30.6 million higher than our fiscal year end. We believe a strong cash position allows us to continue making longer term investments in product development and in cost reduction activities throughout the semiconductor cycle.

Technology Leadership

We compete largely by offering our customers the most advanced equipment and expendable tools available for both the wire and die bonding process. Our equipment is typically the fastest and has the highest levels of process capability available in their respective categories. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

The rise of copper wire bonding technology as an alternative to gold wire is an example of our technology leadership and reflects the benefits of collaboration. Over the last several years, we led an informal working-group of customers and materials suppliers tasked with solving the technical challenges involved in substituting copper for gold in the ball bonding process. Working with customers and suppliers of equipment used upstream and downstream of the wire bonding process, we developed a robust, high-yielding production process that makes copper wire bonding commercially viable. Driven by the rising cost of gold, conversion to copper wire bonding for a wide range of packaging applications has become a major focus of many semiconductor manufacturers. We believe this conversion process has the potential to drive a significant wire bonder replacement cycle, since we believe a substantial portion of the industry’s installed base is not suitable for copper bonding. Through our research and development efforts, we are well positioned with both leading products and the process expertise to capitalize on this potential replacement cycle.

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

Our focus on technology leadership also extends to die bonding. In fiscal 2009, we launched a new die bonding platform, our state of the art iStackPS TM die bonder for advanced stacked die applications. iStack offers best-in-class throughput and accuracy, and we believe the product is positioned to lead the market for its targeted applications.

We bring the same technology focus to our expendable tools business, driving tool design and manufacturing technology to optimize the performance and process capability of the equipment in which our tools are used. For all our equipment products, expendable tools are an integral part of their process capability. We believe our unique ability to simultaneously develop both equipment and tools is one of the reasons for our technology leadership position.

Products and Services

We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three months ended December 27, 2008 and January 2, 2010, respectively:

	Three months ended
	December 27, 2008		January 2, 2010
(dollar amounts in thousands)	Net Revenues	% of total net revenue	Net Revenues	% of total net revenue
Equipment	$23,659	63.2%	$111,597	86.9%
Expendable Tools	13,757	36.8%	16,818	13.1%
	$37,416	100.0%	$128,415	100.0%

Equipment Segment

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

Our principal Equipment segment products include:

Business Unit	Product Name	Served Market
Ball bonders	IConn-Power Series	Advanced, copper bonding and ultra fine pitch applications
	ConnX-Power Series	Cost performance, low pin count and copper applications
	ConnX-LED Power Series	Surface mount formatted LED applications
	ConnX-VLED Power Series	Vertical LED applications
	AT Premier	Stud bumping applications

Wedge bonders	3600 Plus	Power hybrid and automotive modules
	7200 Plus	Power semiconductors
	7600 Series	Smaller power packages

Die bonders	iStack Power Series	Advanced stack die and ball grid array applications

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series initially consisted of the IConnPS high-performance and ConnX PS  cost-performance ball bonders. In fiscal 2009, we launched two extensions of our ConnXPSTM automatic ball bonder aimed specifically at LED applications — ConnX-LED PS TM and ConnX-VLED PS TM. Traditionally, we had not targeted the LED market with our product portfolio, but through the technology leadership of ConnX PS TM and its variants, we now offer excellent cost performance bonding solutions in an area of the market where some of our competitors were once dominant.

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

Heavy Wire Wedge Bonders

We are the leaders in the design and manufacture of heavy wire wedge bonders for the power semiconductor and automotive power module markets. Wedge bonders use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. Wedge bonders also attach large-diameter wire or ribbon to semiconductors when high electrical current requirements or reliability constraints do not allow the use of ball bonds.

Our portfolio of wedge bonding products includes:
•	The 3600 Plus wedge bonders: high speed, high accuracy wire bonders designed for power modules, automotive packages and other large wire multi-chip module applications.
•	The 7200 Plus wedge bonders: dual head wedge bonder designed specifically for power semiconductor applications.

•	The 7600 series wedge bonder: wedge bonder targeted for small power packages and also intended to extend our product portfolio to include reel-to-reel type applications.

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

Die Bonders

We sell die bonder products while developing next-generation die bonders. The first of those new machines, the iStack, was launched in March of 2009. We are currently putting iStack qualification machines in customers’ factories, and received our first purchase order subsequent to the first fiscal quarter of 2010 in January.

iStack is targeted at stacked die and high end ball grid array (“BGA”) applications. In these applications, we expect up to 30% to 50% productivity increases compared to current generation machines. In addition, iStack has demonstrated superior accuracy and process control. We believe iStack represents a significant opportunity for us to expand our die bonder business.

During fiscal 2009 we announced the end of life of our older die bonder products.

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

RESULTS OF OPERATIONS

Net Revenue

Approximately 92.5% and 97.4% of our net revenue for the three months ended December 27, 2008 and January 2, 2010, respectively, was for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.

The following table reflects net revenue by business segment for the three months ended December 27, 2008 and January 2, 2010:

(dollar amounts in	Three months ended
thousands)	December 27, 2008	January 2, 2010	$ Change	% Change
Equipment	$23,659	$111,597	$87,938	371.7%
Expendable Tools	13,757	16,818	3,061	22.3%
Total	$37,416	$128,415	$90,999	243.2%

Equipment

The following table reflects the components of Equipment net revenue change between the three months ended December 27, 2008 and January 2, 2010:

	December 27, 2008 vs. January 2, 2010
(in thousands)	Price	Volume	$ Change
Equipment	$(129)	$88,067	$87,938

For the three months ended January 2, 2010, higher equipment net revenue was due to a dramatic increase in volume for ball bonders and 58.6% increase in volume for wedge bonders. The improvement in volume was mainly due to the global economic recovery from the prior years’ downturn. The higher semiconductor unit demand during the recovery drove capacity utilization rates of our customers, which in turn increased demand for capital equipment. In addition, increased customer investment in copper bonding capability and our penetration of the LED market also represented additional incremental ball bonder volume. The ball and wedge bonder volume increases were partially offset by a decrease in volume for die bonders due to the end of life of our older models.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three months ended December 27, 2008 and January 2, 2010:

	December 27, 2008 vs. January 2, 2010
(in thousands)	Price	Volume	$ Change
Expendable Tools	$143	$2,918	$3,061

Expendable Tools net revenue for the three months ended January 2, 2010 was higher primarily due to volume increases in both our Tools, which is made up of our capillaries and wedges, and Blades businesses. As overall consumer demand for electronic equipment increased, so has the demand for IC units. As a result, volume increased for our Expendable Tools segment. Tools volumes increased 37.3%, while Blades volumes increased 40.8%. There was no significant change in market share during the quarter ended January 2, 2010.

Gross Profit

The following table reflects gross profit by business segment for the three months ended December 27, 2008 and January 2, 2010:

(dollar amounts in	Three months ended
thousands)	December 27, 2008	January 2, 2010	$ Change	% Change
Equipment	$7,002	$46,452	$39,450	563.4%
Expendable Tools	6,926	9,921	2,995	43.2%
Total	$13,928	$56,373	$42,445	304.7%

The following table reflects gross profit as a percentage of net revenue by business segment:

	Three months ended
	December 27, 2008	January 2, 2010	Basis Point Change
Equipment	29.6%	41.6%	1,202.9
Expendable Tools	50.3%	59.0%	864.5
Total	37.2%	43.9%	667.4

Equipment

The following table reflects the components of Equipment gross profit change between the three months ended December 27, 2008 and January 2, 2010:

	December 27, 2008 vs. January 2, 2010
(in thousands)	Price	Cost	Volume	Change
Equipment	$(129)	$(208)	$39,787	$39,450

For the three months ended January 2, 2010, gross profit increased due to significant increases in volume for ball bonders and wedge bonders. The improvement in volume was mainly due to the global economic recovery from the prior years’ downturn. The higher semiconductor unit demand during the recovery drove the capacity utilization rate of our customers, which in turn increased demand for capital equipment. In addition, increased customer investment in copper bonding capability and our penetration of the LED market also represented additional incremental ball bonder volume. The ball and wedge bonder volume increases were partially offset by a decrease in volume for die bonders due to the end of life of our older models.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three months ended December 27, 2008 and January 2, 2010:

	December 27, 2008 vs. January 2, 2010
(in thousands)	Price	Cost	Volume	Change
Expendable Tools	$143	$842	$2,010	$2,995

For the three months ended January 2, 2010, Expendable Tools gross profit increased mainly due to higher volume and lower costs in both our Tools and Blades businesses. The decrease in cost, and resultant improved gross profit, was primarily due to higher volume absorbing fixed manufacturing costs. Consolidating most of our Tools manufacturing from Israel to China also contributed to our cost reductions and resulted in improved gross profit.

Operating Expenses

The following table reflects operating expenses for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(dollar amounts in thousands)	December 27, 2008	January 2, 2010	$ Change	% Change
Selling, general & administrative	$29,852	$25,226	$(4,626)	-15.5%
Research & development	15,400	13,161	(2,239)	-14.5%
Total	$45,252	$38,387	$(6,865)	-15.2%

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended
	December 27, 2008	January 2, 2010	Basis point change
Selling, general & administrative	79.8%	19.6%	(6,014.0)
Research & development	41.2%	10.2%	(3,091.0)
Total	120.9%	29.9%	(9,105.0)

Selling, general and administrative (“SG&A”)

SG&A decreased $4.6 million during the three months ended January 2, 2010 as compared to the same period a year ago primarily due to the following:

•	$3.3 million of overall cost reductions mainly driven by lower headcount;
•	$2.6 million of lower one-time expense related to contractual commitments for our former Test facilities;
•	$2.2 million of lower severance expense, and;
•	$2.2 million of lower legal expense.

These decreases in SG&A were partially offset by the following:

•	$1.9 million of higher incentive compensation expense since no incentive compensation was paid in the prior year period due to our net loss in that period;
•	$1.4 million of lower foreign currency transaction gains;
•
$1.4 million of higher equity-based compensation expense due to the prior year’s reversal of expense as a result of lower estimated percentage attainments for fiscal 2007 and 2008 performance-based restricted stock, and;

•	$1.0 million of higher factory transition expense related to moving additional production to Singapore, China and Malaysia.

Research and development (“R&D”)

R&D expenses decreased $2.2 million during the three months ended January 2, 2010 as compared to the same period a year ago primarily due to overall cost reductions in our Equipment businesses. These cost reductions were driven by $1.3 million of lower prototype and other supply expenses given the prior year releases of our latest ball and die bonder products as well as $0.9 million of fiscal 2009 headcount reductions.

Income (Loss) from Operations

The following table reflects income (loss) from continuing operations for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(dollar amounts in thousands)	December 27, 2008 *	January 2, 2010	$ Change	% Change
Equipment	$(31,731)	$14,847	$46,578	146.8%
Expendable Tools	407	3,139	2,732	671.3%
	$(31,324)	$17,986	$49,310	157.4%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

Equipment

For the three months ended January 2, 2010, higher Equipment income from continuing operations was driven by increased volumes and higher gross profits for the ball bonder and wedge bonder business. In addition, SG&A and R&D expenses were lower during the current quarter.

Expendable Tools

For the three months ended January 2, 2010, higher Expendable Tools income from continuing operations was driven by higher volumes and lower manufacturing costs which resulted in improved gross profit primarily for our Blades and Tools business. In addition, SG&A expenses were lower during the current quarter.

Interest Income and Expense

The following table reflects interest income and interest expense for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(dollar amounts in thousands)	December 27, 2008 *	January 2, 2010	$ Change	% Change
Interest income	$754	$97	$(657)	-87.1%
Interest expense: cash	(437)	(363)	74	-16.9%
Interest expense: non-cash	(1,642)	(1,720)	(78)	4.8%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The decline in interest income from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was due to lower rates of return on invested cash balances. The decrease in cash interest expense from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was due to the retirement and redemption of our 0.5% Convertible Subordinated Notes and retirement of $16.0 million (face value) of our 1.0% Convertible Subordinated Notes during the second quarter of fiscal 2009. Non-cash interest expense is a primarily the result of amortization of debt discount in accordance with ASC 470.20.

Gain on Extinguishment of Debt

The following table reflects open market purchases of our Convertible Subordinated Notes for the three months ended December 27, 2008:

Three months ended
(in thousands)	December 27, 2008
0.5% Convertible Subordinated Notes (1):
Face value purchased	$43,050
Net cash	42,838
Deferred financing costs	18
Recognized gain, net of deferred financing costs	194

1.0% Convertible Subordinated Notes:
Face value purchased	$3,000
Net cash	1,990
Deferred financing costs	25
Recognized gain, net of deferred financing costs	985

Gain on extinguishment of debt	$1,179

(1)	Repurchase transactions occurred prior to redemption on November 30, 2008.

Provision (Benefit) for Income Taxes

The following table reflects the total provision (benefit) for income taxes and the effective tax rate from continuing operations for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008 *	January 2, 2010
Income (loss) from continuing operations before taxes	$(31,470)	$16,000
Provision (benefit) for income taxes	(11,882)	160

Income (loss) from continuing operations	$(19,588)	$15,840

Effective tax rate	37.8%	1.0%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

For the three months ended January 2, 2010, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

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

In October 2007, the tax authority in Israel issued us a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations) for fiscal 2002 through 2004. We provided a non-current income tax liability for uncertain tax positions on our Consolidated Balance Sheet as of September 27, 2008 related to this assessment for fiscal years 2002 through 2007, as required under ASC 740. On December 24, 2008, we, through our Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest related to fiscal 2002 through 2004. The settlement of $12.5 million was made net of a $4.5 million reimbursement resulting in a net cash payment of $7.8 million during the second quarter of fiscal 2009. Following the payment and settlement of the audit for fiscal 2002 through 2004, the tax authorities in Israel examined the fiscal years 2005 and 2006. In addition during fiscal 2009, we made a payment of approximately $1.9 million related to income taxes and interest to settle the fiscal September 30, 2005 and 2006. As a result of the Israel tax settlements, we recognized a $12.5 million benefit from income taxes for fiscal 2009. The $12.5 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $14.4 million for which the matter was settled. The entire amount of the reversal impacted our effective tax rate as indicated above.

We are currently under audit by the U.S. Internal Revenue Service (“IRS”) for the period ended September 30, 2006. We have responded to various information requests from the IRS and are in the closing stages of the audit. The IRS has not proposed any adjustment that would result in a significant adjustment to income tax expense; however, the audit is still in process.

Income from Discontinued Operations, net of tax

On September 29, 2008, we completed the sale of certain assets and liabilities associated with our Wire business. We recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax, during the three months ended December 27, 2008. We did not recognize any income or loss from discontinued operations for the three months ended January 2, 2010.

The following table reflects operating results of our Wire business discontinued operations for the three months ended December 27, 2008:

Three months ended
(in thousands)	December 27, 2008

Net revenue : Wire	$-

Loss before tax	$(319)
Gain on sale of Wire business before tax	23,524
Income from discontinued operations before tax	23,205
Income tax expense	(478)
Income from discontinued operations, net of tax	$22,727

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects cash, cash equivalents, and restricted cash as of October 3, 2009 and January 2, 2010:
	As of
(dollar amounts in thousands)	October 3, 2009	January 2, 2010	$ Change
Cash and cash equivalents	$144,560	$175,207	$30,647
Restricted cash (1)	281	216	(65)
Total cash and cash equivalents	$144,841	$175,423	$30,582
Percentage of total assets	35.1%	39.8%

(1)  Relates to foreign customs’ requirements.

The following table reflects summary Consolidated Statement of Cash Flow information for the three months ended December 27, 2008 and January 2, 2010:

	Three months ended
(in thousands)	December 27, 2008	January 2, 2010

Net cash provided by continuing operations	$2,012	$34,125
Net cash used in discontinued operations	(779)	(496)
Net cash provided by operating activities	$1,233	$33,629

Net cash used in investing activities, continuing operations	(48,880)	(1,031)
Net cash provided by (used in) investing activities, discontinued operations	149,857	(1,838)
Net cash provided by (used in) investing activities	$100,977	$(2,869)

Net cash used in financing activities, continuing operations	(74,187)	(23)
Effect of exchange rate changes on cash and cash equivalents	91	(90)
Changes in cash and cash equivalents	$28,114	$30,647
Cash and cash equivalents, beginning of period	144,932	144,560
Cash and cash equivalents, end of period	$173,046	$175,207

Three months ended January 2, 2010

Continuing Operations

Net cash provided by operating activities was primarily the result of $15.8 million net income from continuing operations and $7.7 million of non-cash adjustments. In addition, working capital changes provided $10.6 million primarily driven by increases in accounts payable and accrued expenses, decreases in accounts receivable and increases in inventories.

Net cash used in investing activities was primarily for capital expenditures which totaled $1.1 million during the three months ended January 2, 2010.

Discontinued Operations

Net cash used in discontinued operations related to facility payments for our former Test business.

Net cash used in investing activities of discontinued operations was the result of settlement of remaining liabilities, related to working capital adjustments, in connection with the sale of our Wire business.

Three months ended December 27, 2008

Continuing Operations

Net cash provided by operating activities was primarily attributable to our net loss from continuing operations of $19.6 million offset by non-cash adjustments of $4.2 million and net cash inflows from operating assets and liabilities of $17.4 million. The net inflow of cash from operating assets and liabilities of $17.4 million was primarily due to decreases in accounts receivable of $37.7 million, and decreases in current income taxes receivable (recorded within other current assets) of $4.9 million. These net increases to cash were partially offset by decreases in accounts payable and accrued expenses of $17.6 million, and income taxes payable of $8.2 million. The change in income taxes payable and current income taxes receivable was due to our tax audit in Israel.

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

Discontinued Operations

Net cash used in discontinued operations related to facility payments for our former Test business of $0.5 million and $0.3 million of shutdown activity costs for our former Wire business.

Net cash provided by investing activities of discontinued operations of $149.9 million was the result of the sale of our Wire business.

Fiscal 2010 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2010 capital expenditures to be $6.0 to $7.0 million. Expenditures are expected to be primarily used for the expansion of our operations infrastructure in Asia. In addition during June 2010, our 1.0% Subordinated Convertible Notes will mature and be redeemed for $49.0 million (face value). Subsequent to January 2, 2010, we entered into an agreement and sold our facility in Yokneam, Israel for approximately $4.5 million.

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

Convertible Subordinated Notes

The following table reflects our debt, consisting of Convertible Subordinated Notes, as of January 2, 2010:

Type	Maturity Date	Par Value	Fair Value as of January 2, 2010 (1)	Standard & Poor's rating (2)
(dollar amounts in thousands)

1.000 % Convertible Subordinated Notes	June 30, 2010	$48,964	$47,250	Not rated
0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$97,350	Not rated

Debt discount on 0.875% Convertible Subordinated Notes due June 2012 *		$(16,267)	n/a

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

(1) In accordance with ASC No. 820, Investments-Debt & Equity Securities, we rely upon quoted market prices.
(2) As a result of our request, Standard & Poor’s withdrew its “B+” corporate credit rating on us as well as its “B+” issue-level rating on our 1.0% Convertible Subordinated Notes. Our 0.875% Convertible Subordinated Notes are not rated. We determined that maintenance of the corporate rating and the rating on our 1.0% Notes was not necessary.

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of January 2, 2010 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of January 2, 2010:

	Payments due by fiscal period
		Less than	1 - 3	3 - 5	More than	Due date not
(in thousands)	Total	1 year	years	years	5 years	determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$158,964	$48,964	$110,000

Current and long-term liabilities:

Facility accrual related to discontinued operations (Test)	4,233	1,791	2,442
Switzerland pension plan obligation	1,463					$1,463
Long-term income taxes payable	1,406					1,406
Operating lease retirement obligations	1,364				$1,364
Post-employment foreign severance obligations	748					748
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$168,178	$50,755	$112,442	$-	$1,364	$3,617

Contractual Obligations:
Inventory purchase obligations (2)	$72,147	$72,147
Operating lease obligations (3)	35,559	6,604	$12,912	$6,667	$9,376
Cash paid for interest on Convertible Subordinated Notes	2,651	1,207	1,444
Commercial Commitments:
Standby Letters of Credit (4)	195	195
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$110,552	$80,153	$14,356	$6,667	$9,376	$-

(1)  Does not reflect $16.3 million debt discount in accordance with ASC 470.20.
(2) We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.
(3) We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).
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

Interest Rate Risk

As of January 2, 2010, we held no available-for-sale investments; however, financial instruments which may subject us to interest rate risk are available-for-sale securities which could consist of fixed income investments (such as corporate bonds, commercial paper, time deposits and U.S. Treasury and Agency securities, or mutual funds that invest in these instruments). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China. Based on our overall currency rate exposure as of January 2, 2010, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our Board of Directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2010 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

As permitted by Securities and Exchange Commission rules and regulations, management excluded Orthodyne from its assessment of internal control over financial reporting as of October 3, 2009 because it was acquired in fiscal 2009. During the fiscal 2010, Orthodyne will be included in management’s assessment of internal controls over financial reporting. There were no other changes in our internal controls over financial reporting that occurred during the three months ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended October 3, 2009 filed with the Securities and Exchange Commission.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

10.1	Officer Performance Share Unit Award Agreement regarding the 2009 Equity Plan between the Company and C. Scott Kulicke, executed January 25, 2010. *

10.2	Officer Performance Share Unit Award Agreement regarding the 2009 Equity Plan between the Company and Michael J. Morris, executed January 25, 2010. *

10.3	Officer Performance Share Unit Award Agreement regarding the 2009 Equity Plan between the Company and Christian Rheault, executed January 28, 2010. *

10.4	Officer Restricted Stock Award Agreement regarding the 2009 Equity Plan between the Company and Michael J. Morris, executed January 25, 2010. *

10.5	Officer Restricted Stock Award Agreement regarding the 2009 Equity Plan between the Company and Christian Rheault, executed January 28, 2010. *

10.6	Officer Restricted Stock Award Agreement regarding the 2009 Equity Plan between the Company and Christian Rheault, executed January 28, 2010. *

10.7	Employment Agreement between the Company and Jason Livingston dated October 3, 2008. *

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Maurice E. Carson, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 5, 2010	By: /s/ MICHAEL J. MORRIS
Michael J. Morris
Vice President and Chief Financial Officer
(Chief Financial Officer)