Form 10-Q
period 2010-04-03
KULICKE & SOFFA INDUSTRIES INC
filed 2010-05-06
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 3, 2010

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

As of May 3, 2010, there were 70,121,905 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

April 3, 2010

Index

PART I. - FINANCIAL INFORMATION
Item 1. – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	As of
	October 3, 2009 *	April 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$144,560	$184,081
Restricted cash	281	216
Accounts and notes receivable, net of allowance for doubtful accounts of $1,378 and $999, respectively	95,779	108,015
Inventories, net	41,489	57,100
Prepaid expenses and other current assets	11,566	13,090
Deferred income taxes	1,786	1,798
Total current assets	295,461	364,300

Property, plant and equipment, net	36,046	30,385
Goodwill	26,698	26,698
Intangible assets	48,656	43,884
Other assets	5,774	7,130
Total assets	$412,635	$472,397

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$48,964	$48,964
Accounts payable	39,908	58,602
Accrued expenses and other current liabilities	32,576	31,737
Income taxes payable	1,612	630
Total current liabilities	123,060	139,933

Long-term debt	92,217	95,287
Deferred income taxes	16,282	16,742
Other liabilities	10,273	9,673
Total liabilities	241,832	261,635

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, no par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 74,370 and 74,814 respectively; outstanding 69,415 and 69,860 shares, respectively	413,092	416,699
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated deficit	(197,812)	(160,814)
Accumulated other comprehensive income	1,879	1,233
Total shareholders' equity	170,803	210,762

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$412,635	$472,397

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	March 28,	April 3,	March 28,	April 3,
	2009 *	2010	2009 *	2010
Net revenue	$25,232	$153,838	$62,648	$282,253

Cost of sales	17,187	86,066	40,675	158,108

Gross profit	8,045	67,772	21,973	124,145

Selling, general and administrative	27,836	30,470	57,688	55,696
Research and development	13,258	13,980	28,658	27,141
Impairment of goodwill	2,709	-	2,709	-
Total operating expenses	43,803	44,450	89,055	82,837

Income (loss) from operations	(35,758)	23,322	(67,082)	41,308
Interest income	193	89	947	186
Interest expense	(2,024)	(2,105)	(4,103)	(4,188)
Gain on extinguishment of debt	2,786	-	3,965	-
Income (loss) from continuing operations before tax	(34,803)	21,306	(66,273)	37,306
Provision (benefit) for income taxes from continuing operations	(276)	148	(12,158)	308
Income (loss) from continuing operations, net of tax	(34,527)	21,158	(54,115)	36,998
Income from discontinued operations, net of tax	-	-	22,727	-
Net income (loss)	$(34,527)	$21,158	$(31,388)	$36,998

Income (loss) per share from continuing operations:
Basic	$(0.57)	$0.30	$(0.89)	$0.52
Diluted	$(0.57)	$0.28	$(0.89)	$0.50

Income per share from discontinued operations:
Basic	$0.00	$0.00	$0.37	$0.00
Diluted	$0.00	$0.00	$0.37	$0.00

Net income (loss) per share:
Basic	$(0.57)	$0.30	$(0.52)	$0.52
Diluted	$(0.57)	$0.28	$(0.52)	$0.50

Weighted average shares outstanding:
Basic	61,054	69,806	60,752	69,745
Diluted	61,054	74,371	60,752	74,143

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	March 28, 2009 *	April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,388)	$36,998
Less: Income from discontinued operations	22,727	-
Income (loss) from continuing operations	(54,115)	36,998
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	10,755	8,919
Amortization of debt discount and debt issuance costs	3,247	3,458
Amortization of gain on sale of building	-	(54)
Equity-based compensation and employee benefits	478	3,411
Provision for doubtful accounts	984	15
Provision for inventory valuation	5,365	169
Deferred taxes	(6,099)	8
Impairment of goodwill	2,709
Gain on extinguishment of debt	(3,965)	-
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	46,608	(12,557)
Inventory	(1,630)	(15,787)
Prepaid expenses and other current assets	6,655	(1,661)
Accounts payable and accrued expenses	(20,687)	20,371
Income taxes payable	(20,771)	(984)
Other, net	633	(1,987)
Net cash provided by (used in) continuing operations	(29,833)	40,319
Net cash used in discontinued operations	(1,218)	(906)
Net cash provided by (used in) operating activities	(31,051)	39,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,346)	(2,106)
Proceeds from sale of property, plant and equipment	-	3,958
Proceeds from sales of investments classified as available-for-sale	3,779	-
Purchase of Orthodyne	(87,039)	-
Changes in restricted cash, net	34,717	65
Net cash provided by (used in) continuing operations	(51,889)	1,917
Net cash provided by (used in) discontinued operations	149,857	(1,838)
Net cash provided by investing activities	97,968	79

CASH FLOWS FROM FINANCING ACTIVITIES:
Net costs from sale of common stock	-	(29)
Proceeds from exercise of common stock options	3	212
Payments on borrowings	(84,358)	-
Net cash provided by (used in) financing activities	(84,355)	183
Effect of exchange rate changes on cash and cash equivalents	113	(154)
Changes in cash and cash equivalents	(17,325)	39,521
Cash and cash equivalents at beginning of period	144,932	144,560
Cash and cash equivalents at end of period	$127,607	$184,081

CASH PAID FOR:
Interest	$981	$726
Income taxes	$3,466	$1,725

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

Basis of Presentation

The preparation of the interim consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the interim consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates these estimates. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates. Actual results could differ from those estimates. The interim consolidated financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 3, 2009, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 27, 2008 and October 3, 2009, and the related Consolidated Statements of Operations, Cash Flows, and Changes in Shareholders’ Equity for each of the years in the three-year period ended October 3, 2009. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of October 3, 2009 and April 3, 2010 consisted mainly of trade receivables. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and expendable tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been significant; however, the Company closely monitors its customers’ financial strength to reduce the risk of loss.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ failure to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company is also subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectibility of certain receivables. If global economic conditions deteriorate or political conditions were to change in some of the countries where the Company does business, it could have a significant impact on the Company’s results of operations, and the Company’s ability to realize the full value of its accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company typically records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted consumption for non-Wedge bonder equipment, twenty-four months consumption for Wedge bonder equipment and all spare parts, and twelve months consumption for expendable tools. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and cyclical market changes. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

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

In accordance with ASC No. 260.10.55, Earnings per Share - Implementation & Guidance (“ASC 260.10.55”), the Company treats all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The Company adopted ASC 260.10.55 on October 4, 2009 and, if necessary, will retrospectively adjust prior period earnings per share (see Note 11).

Equity-Based Compensation

The Company accounts for equity based compensation under the provisions of ASC No. 718, Compensation, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and performance-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

Recent Accounting Pronouncements

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 clarifies the application of consolidation guidance for variable interest entities (“VIEs”) in which the party with the controlling financial interest might not be solely identified through voting rights. ASU 2009-17 amends the guidance for determining the accounting model of VIEs from a quantitative analysis to a qualitative analysis. The amended guidance was effective in December of 2009. ASU 2009-17 will not impact the Company’s consolidated results of operations and financial position.

NOTE 2 – DISCONTINUED OPERATIONS

On September 29, 2008, the Company completed the sale of certain assets and liabilities associated with its Wire business. The Company recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax, during the six months ended March 28, 2009. The Company did not recognize any income or loss from discontinued operations for the three months ended March 28, 2009, or the three and six months ended April 3, 2010.

The following table reflects operating results of the Wire business discontinued operations for the six months ended March 28, 2009:

Six months ended
(in thousands)	March 28, 2009

Net revenue	$-

Loss before tax	$(319)
Gain on sale of Wire business before tax	23,524
Income from discontinued operations before tax	23,205
Income tax expense	(478)
Income from discontinued operations, net of tax	$22,727

As of April 3, 2010, the Company has settled all working capital adjustments with Heraeus. The following table reflects cash flows associated with the Company’s discontinued operations for the six months ended March 28, 2009 and April 3, 2010:

	Six months ended
(in thousands)	March 28, 2009	April 3, 2010

Cash flows provided by (used in):
Operating activities: Wire business	$(319)	$-
Operating activities: Test business (sold in fiscal 2006) (1)	(899)	(906)
Investing activities: Wire business (2)	149,857	(1,838)

Net cash provided by (used in) discontinued operations	$148,639	$(2,744)

(1)	Represents facility-related costs associated with the Company’s former Test operations.
(2)	Fiscal 2010 amount represents final settlement of working capital adjustments with Heraeus.

NOTE 3 – COST REDUCTION PLAN

On February 15, 2010, the Company committed to a plan to reduce its Irvine, California workforce by approximately 56 employees over a period of approximately 26 months. As part of this workforce reduction plan, substantially all of the Company's California-based wedge bonder manufacturing will be transferred to the Company's manufacturing facilities in Kuala Lumpur, Malaysia and Singapore. Certain administrative functions will also be transferred to Malaysia and Singapore. Management determined that it was in the best interests of the Company to reduce costs by migrating production and certain administrative functions from California to Asia.

With respect to the California-based wedge bonder transfer to Asia, the Company anticipates $2.0 million of additional pre-tax expense, consisting of $1.4 million of severance and $0.6 million of retention costs. The Company expects substantially all of this expense to be incurred by the end of the second fiscal quarter of 2011, with corresponding cash payments to be incurred beginning in the first fiscal quarter of 2011 and ending in the first fiscal quarter of 2013.

During fiscal 2009, the Company committed to a plan to reduce its Israel-based workforce by approximately 170 employees by the end of fiscal 2010. As part of this workforce reduction plan, substantially all of the Company’s Israel-based manufacturing has been transferred to the Company’s manufacturing facilities in Suzhou, China. The Company expects to incur approximately $0.4 million in additional severance costs and the amounts accrued are expected to be paid out over the next 6 months related to these cost reduction efforts. As part of the Israel-based manufacturing transition to China, during the three months ended April 3, 2010, the Company sold its facility in Israel and simultaneously entered into an agreement to leaseback a portion of the building for five years with an option to extend the lease. The Company realized a $0.7 million gain on the sale which will be recognized over the five year lease term.

Separately during fiscal 2009 due to the global economic downturn, the Company reduced its global workforce by approximately 20% of total employees which minimized cash usage and reduced employee compensation costs.

The following table reflects severance activity for all plans during the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010

Accrual for estimated severance and benefits, beginning of period	$1,223	$2,193	$-	$2,413
Provision for severance and benefits: Equipment segment (1)	3,039	202	4,638	168
Provision for severance and benefits: Expendable Tools segment (1)	1,124	124	2,110	357
Payment of severance and benefits	(2,966)	(446)	(4,328)	(865)
Accrual for estimated severance and benefits, end of period (2)	$2,420	$2,073	$2,420	$2,073

(1) Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2) Accrual for estimated severance as of March 28, 2009 and April 3, 2010 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet.

As business recovered during the first half of fiscal 2010 and demand for the Company’s products increased, the Company increased its number of employees primarily related to manufacturing. The Company expects to continue to consolidate certain of its operations from the United States and other areas to Asia. As these consolidation efforts are finalized in the future, the Company will incur significant severance costs; however, it expects to realize future benefits from these consolidation plans.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. An annual impairment test of the Company’s goodwill is performed during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2009 and no impairment charge was required. In addition, the Company tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value.

The following table reflects goodwill as of October 3, 2009 and April 3, 2010:

(in thousands)	Equipment segment	Expendable Tools segment	Total
As of October 3, 2009 and April 3, 2010:
Beginning of period, Goodwill, gross	$22,999	$6,408	$29,407
Accumulated impairment losses (1)	(2,709)	-	(2,709)
End of period, Goodwill, net	$20,290	$6,408	$26,698

(1)	During the three months ended March 28, 2009, the Company recorded a $2.7 million impairment charge related to its die bonder goodwill.

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects the intangible asset balances as of October 3, 2009 and April 3, 2010:

	As of		Average
(in thousands)	October 3, 2009	April 3, 2010	estimated useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(4,742)	(7,114)
Net wedge bonder developed technology	28,458	26,086

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(3,860)	(5,790)
Net wedge bonder customer relationships	15,440	13,510

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(575)	(863)
Net wedge bonder trade name	4,025	3,737

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(1,767)	(1,949)
Net wedge bonder other intangible assets	733	551
Net intangible assets	$48,656	$43,884

The following table reflects estimated annual amortization expense related to intangible assets as of April 3, 2010:

(in thousands)
Fiscal 2010 (remaining fiscal year)	$4,773
Fiscal 2011	9,544
Fiscal 2012	9,178
Fiscal 2013	9,178
Fiscal 2014-2016	11,211

$43,884

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss) for the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	March 28, 2009 *	April 3, 2010	March 28, 2009 *	April 3, 2010
Net income (loss) (1)	$(34,527)	$21,158	$(31,388)	$36,998
Loss from foreign currency translation adjustments	(143)	(2)	(1,438)	(655)
Unrealized gain on investments, net of taxes	3	-	3	-
Unrecognized actuarial net gain (loss), Switzerland pension plan, net of tax	(119)	(29)	166	9
Other comprehensive loss	$(259)	$(31)	$(1,269)	$(646)
Comprehensive income (loss)	$(34,786)	$21,127	$(32,657)	$36,352

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

(1)  Net income (loss) includes continuing and discontinued operations.

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of October 3, 2009 and April 3, 2010:

	As of
(in thousands)	October 3, 2009	April 3, 2010
Gain from foreign currency translation adjustments	$746	$91
Unrecognized actuarial net gain, Switzerland pension plan, net of taxes	1,133	1,142
Accumulated other comprehensive income	$1,879	$1,233

NOTE 6 – BALANCE SHEET ACCOUNTS

The following tables reflect significant balance sheet accounts as of October 3, 2009 and April 3, 2010:

	As of
(in thousands)	October 3, 2009	April 3, 2010
Inventories, net:
Raw materials and supplies	$30,048	$33,250
Work in process	10,788	17,907
Finished goods	13,170	15,614
	54,006	66,771
Inventory reserves	(12,517)	(9,671)
	$41,489	$57,100
Property, plant and equipment, net:
Land (1)	$2,735	$2,618
Buildings and building improvements (1)	14,351	11,601
Leasehold improvements	11,695	9,219
Data processing and hardware equipment and software	21,822	22,162
Machinery and equipment	40,600	39,493
	91,203	85,093
Accumulated depreciation	(55,157)	(54,708)
	$36,046	$30,385

Accrued expenses and other current liabilities:
Wages and benefits	$10,423	$11,641
Accrued customer obligations (2)	4,438	6,482
Severance (3)	3,264	2,806
Short-term facility accrual related to discontinued operations (Test)	1,839	1,819
Payable to Heraeus (4)	1,857	-
Other	10,755	8,989
	$32,576	$31,737

(1) During the three months ended April 3, 2010, the Company sold its facility in Yokneam, Israel for $4.5 million. Net proceeds of $4.0 million were received and $0.5 million is held in escrow for taxes. Simultaneous with the sale, the Company entered into an agreement to leaseback a portion of the building for five years with an option to extend the lease. The Company realized a $0.7 million gain on the sale which will be recognized over the five year lease term.
(2)  Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.
(3)  Total severance payable within the next twelve months includes the severance plans discussed in Note 3, and approximately $0.7 million of other severance obligations which were not part of the Company’s cost reduction plans.
(4) Fiscal 2009 amount related to certain open working capital adjustments with Heraeus, which were settled in fiscal 2010.

NOTE 7 – DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of October 3, 2009 and April 3, 2010:

				(in thousands)
				As of
	Payment Dates	Conversion	Maturity
Rate	of each year	Price	Date	October 3, 2009 *	April 3, 2010
1.000%	June 30 and December 30	$12.84	June 30, 2010	$48,964	$48,964
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000
Debt discount on 0.875% Convertible Subordinated Notes due June 2012				(17,783)	(14,713)
				$141,181	$144,251

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

1.0% Convertible Subordinated Notes

The Company’s 1.0% Notes are general obligations and are subordinated to all senior debt. The 1.0% Notes rank equally with the Company’s other Convertible Subordinated Notes. There are no financial covenants associated with the 1.0% Notes and there are no restrictions on incurring additional debt or issuing or repurchasing the securities.

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

As of October 4, 2009, the Company adopted ASC 470.20, which requires that issuers of convertible debt that may be settled in cash upon conversion record the liability and equity components of the convertible debt separately. The Company estimated the liability component of its 0.875% Convertible Subordinated Notes by assessing the fair value of debt instruments without an associated equity component issued by companies with similar credit ratings and terms at the time the Company’s 0.875% Convertible Subordinated Notes were issued. The effective interest rate for non-convertible debt with similar credit ratings and terms was assumed to be 7.85%. The Company determined the fair value of the equity component of the embedded conversion option by deducting the fair value of the liability component from the initial proceeds of the convertible debt instrument. The debt discount will be amortized under the effective interest method from the original issue date. The Company determined the portion of issuance costs associated with the equity component of the 0.875% Convertible Subordinated Notes was $1.0 million. The issuance costs are amortized under the effective interest method from the original issue date.

The liability component of the Company’s 0.875% Convertible Subordinated Notes will continue to be classified as long-term debt and the equity component of the 0.875% Convertible Subordinated Notes is classified as common stock on the Company’s Consolidated Balance Sheets.

The following tables reflect the effect of the change due to ASC 470.20 on the Consolidated Statements of Operations for the three and six months ended March 28, 2009:

	Three months ended
(in thousands)	March 28, 2009, as reported	March 28, 2009 as adjusted	Effect of change
Interest expense	$640	$2,024	$1,384
Loss from continuing operations before taxes	(33,419)	(34,803)	(1,384)
Benefit for income taxes	(276)	(276)	-
Loss from continuing operations	$(33,143)	$(34,527)	$(1,384)

Diluted loss per share from continuing operations	$(0.54)	$(0.57)	$(0.03)

	Six months ended
	March 28, 2009, as	March 28, 2009 as	Effect of
(in thousands)	reported	adjusted	change
Interest expense	$1,374	$4,103	$2,729
Loss from continuing operations before taxes	(63,544)	(66,273)	(2,729)
Benefit for income taxes	(12,158)	(12,158)	-
Loss from continuing operations	$(51,386)	$(54,115)	$(2,729)

Diluted loss per share from continuing operations	$(0.85)	$(0.89)	$(0.04)

The following table reflects the effect of the change due to ASC 470.20 on the Consolidated Balance Sheet as of October 3, 2009:

	As of
(in thousands)	October 3, 2009, as reported	October 3, 2009, as adjusted	Effect of change
Other assets (debt issuance costs)	$6,215	$5,774	$(441)
Total assets	413,076	412,635	(441)
Long-term debt	110,000	92,217	(17,783)
Total liabilities	259,615	241,832	(17,783)
Common stock	383,417	413,092	29,675
Accumulated deficit	(185,479)	(197,812)	(12,333)
Total shareholders' equity	153,461	170,803	17,342
Total liabilities and shareholders' equity	413,076	412,635	(441)

The following table reflects the effect of the change due to ASC 470.20 on the Consolidated Statement of Cash Flows for the six months ended March 28, 2009:

	For the six months ended
(in thousands)	March 28, 2009, as reported	March 28, 2009, as adjusted	Effect of change
Net loss	$(28,659)	$(31,388)	$(2,729)
Loss from continuing operations	(51,386)	(54,115)	(2,729)
Amortization of debt discount and debt issuance costs	518	3,247	2,729
Net cash used in continuing operations	(29,833)	(29,833)	-

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	March 28, 2009 *	April 3, 2010	March 28, 2009 *	April 3, 2010
Amortization expense related to issue costs	$181	$192	$414	$388

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The following table reflects the Company’s open market purchases of its Convertible Subordinated Notes for the three and six months ended March 28, 2009:

	Three Months Ended	Six Months Ended
(in thousands)	March 28, 2009	March 28, 2009
0.5% Convertible Subordinated Notes (1):
Face value purchased	$-	$43,050
Net cash	-	42,839
Deferred financing costs	-	18
Recognized gain, net of deferred financing costs	-	193

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$13,036	$16,036
Net cash	10,168	12,158
Deferred financing costs	82	106
Recognized gain, net of deferred financing costs	2,786	3,772
Gain on early extinguishment of debt	$2,786	$3,965

(1)  Repurchase transactions occurred prior to redemption on November 30, 2008.
(2)  Activity during the three months ended March 28, 2009 reflects repurchases pursuant to a tender offer.

NOTE 8 – SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLAN

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

Equity-Based Compensation

As of April 3, 2010, the Company had eight equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, stock options, performance-based share awards (collectively, “performance-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), market-based share awards (collectively, “market-based restricted stock”) or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant.

•
In general, stock options and time-based restricted stock awarded to employees vest annually over a three year period provided the employee remains employed. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended March 28, 2009 and April 3, 2010 was based upon awards ultimately expected to vest. In accordance with ASC 718, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following table reflects stock options, restricted stock and common stock granted during the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended		Six months ended
(number of shares in thousands)	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010
Market-based restricted stock	-	-	-	398
Performance-based restricted stock	2	-	403	-
Time-based restricted stock	45	-	825	784
Stock options	15	26	154	26
Common stock	65	33	106	65
Equity-based compensation in shares	127	59	1,488	1,273

The following table summarizes equity-based compensation expense (reversal of expense), by type of award, included in the Consolidated Statements of Operations during the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010
Market-based restricted stock	$-	$273	$-	$388
Performance-based restricted stock	25	682	(1,537)	738
Time-based restricted stock	179	467	380	1,057
Stock options	334	107	843	270
Common stock	120	180	300	360
Equity-based compensation expense	$658	$1,709	$(14)	$2,813

As the global economy improved during the three months ended April 3, 2010, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2007 and 2008 would improve. Accordingly, estimated attainment percentages increased and total compensation expense for the performance-based restricted stock also increased for the three months ended April 3, 2010. During the prior year in connection with the global economic decline during the six months ended March 28, 2009, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2007 and 2008 would not be attained at the previous estimated levels. In accordance with ASC 718, by lowering estimated attainment percentages, total compensation expense for the performance-based restricted stock decreased and previously recorded compensation expense was reversed during fiscal 2009.

The following table reflects total equity-based compensation expense (reversal of expense), which includes stock options, restricted stock and common stock, included in the Consolidated Statements of Operations during the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010
Cost of sales	$28	$50	$(1)	$96
Selling, general and administrative	416	1,273	(251)	1,987
Research and development	214	386	238	730
Equity-based compensation expense	$658	$1,709	$(14)	$2,813

The following table summarizes the unrecognized equity-based compensation expense, by type of award, as of March 28, 2009 and April 3, 2010:

	As of		Average remaining
(dollar amounts in thousands)	March 28, 2009	April 3, 2010	contractual life in years
Market-based restricted stock	$-	$2,310	1.9
Performance-based restricted stock	438	1,179	1.0
Time-based restricted stock	1,931	5,005	2.2
Stock options	1,775	585	1.4
Unrecognized equity-based compensation expense	$4,144	$9,079

401(k) Retirement Income Plan

The Company has a 401(k) retirement income plan for its employees. During fiscal 2009 and prior years, the Plan allowed for employee contributions and matching Company contributions in varying percentages, ranging from 50% to 175% up to 6% of the employee’s contributed amount based upon employee age and years of service. During the first quarter of fiscal 2010, the Plan was modified to allow for employee contributions and matching Company contributions up to 4% or 6% of the employee’s contributed amount based upon years of service.

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock during the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010
Number of common shares	177	50	273	100
Fair value based upon market price at date of distribution	$288	$308	$492	$598

NOTE 9 – INCOME TAXES

The following table reflects the provision (benefit) for income taxes and the effective tax rate from continuing operations for the six months ended March 29, 2009 and April 3, 2010:

	Six months ended
(dollar amounts in thousands)	March 28, 2009 *	April 3, 2010
Income (loss) from continuing operations before taxes	$(66,273)	$37,306
Provision (benefit) for income taxes	(12,158)	308

Income (loss) from continuing operations	$(54,115)	$36,998

Effective tax rate	18.3%	0.8%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

For the six months ended April 3, 2010, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

For the six months ended March 28, 2009, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: increases in the valuation allowance, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in tax reserves.

In October 2007, the tax authority in Israel issued the Company a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations) for fiscal 2002 through 2004. The Company provided a non-current income tax liability for uncertain tax positions on its Consolidated Balance Sheet as of September 27, 2008 related to this assessment for fiscal years 2002 through 2007, as required under ASC 740. On December 24, 2008, the Company, through its Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest related to fiscal 2002 through 2004. The settlement of $12.5 million was made net of a $4.5 million reimbursement resulting in a net cash payment of $7.8 million during the second quarter of fiscal 2009. Following the payment and settlement of the audit for fiscal 2002 through 2004, the tax authorities in Israel examined the fiscal years 2005 and 2006. In addition during fiscal 2009, the Company made a payment of approximately $1.9 million related to income taxes and interest to settle the fiscal September 30, 2005 and 2006 assessment. As a result of the Israel tax settlements, the Company recognized a $12.5 million benefit from income taxes for fiscal 2009. The $12.5 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $14.4 million for which the matter was settled. The entire amount of the reversal impacted the Company’s effective tax rate as indicated above.

The U.S. Internal Revenue Service (“IRS”) audited the Company for the period ended September 30, 2006. The Company responded to various information requests from the IRS and the audit was closed with no significant adjustments.

NOTE 10 - SEGMENT INFORMATION

The Company operates two segments: Equipment and Expendable Tools. The Equipment segment manufactures and markets a line of ball bonders, wedge bonders and die bonders. The Expendable Tools segment designs, manufactures, and markets consumable packaging materials for use on the Company’s equipment as well as on competitors’ equipment.

The following table reflects operating results by segment for the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ending		Six months ending
(in thousands)	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010
Net revenue
Equipment	$16,977	$136,353	$40,636	$247,950
Expendable Tools	8,255	17,485	22,012	34,303
Net revenue	25,232	153,838	62,648	282,253
Cost of sales
Equipment	12,564	79,466	29,221	144,611
Expendable Tools	4,623	6,600	11,454	13,497
Cost of sales	17,187	86,066	40,675	158,108
Gross profit
Equipment	4,413	56,887	11,415	103,339
Expendable Tools	3,632	10,885	10,558	20,806
Gross profit	8,045	67,772	21,973	124,145
Operating Expenses
Equipment	34,981	36,693	73,714	68,298
Expendable Tools	6,113	7,757	12,632	14,539
Operating expenses	41,094	44,450	86,346	82,837
Impairment of goodwill
Equipment	2,709	-	2,709	-
Income (loss) from operations
Equipment	(33,277)	20,194	(65,008)	35,041
Expendable Tools	(2,481)	3,128	(2,074)	6,267
Income (loss) from operations	$(35,758)	$23,322	$(67,082)	$41,308

The following table reflects assets by segment as of October 3, 2009 and April 3, 2010:

	As of
(in thousands)	October 3, 2009 *	April 3, 2010
Equipment	$303,835	$386,891
Expendable Tools	108,800	85,506
Segment assets	$412,635	$472,397

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

NOTE 11 - EARNINGS PER SHARE

Basic income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net income applicable to participating securities and the related participating securities are excluded from the computation of basic income per share.

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the Notes are not convertible and the conversion option was not “in the money” as of March 28, 2009 or April 3, 2010. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following tables reflect reconciliations of the shares used in the basic and diluted net income (loss) per share computation for the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended
	March 28, 2009 *			April 3, 2010
(in thousands, except per share data)	Basic	Diluted		Basic	Diluted
NUMERATOR:
Income (loss) from continuing operations	$(34,527)	$(34,527)		$21,158	$21,158

Less: Income applicable to participating securities	-	-	(1)	(227)	(227)
After-tax interest expense	-	-	(1)	-	122

Income (loss) applicable to common shareholders	$(34,527)	$(34,527)		$20,931	$21,053

DENOMINATOR:
Weighted average shares outstanding - Basic (3)	61,054	61,054		69,806	69,806
Stock options		-	(1)		192
Time-based restricted stock		-	(1)		234
Market-based restricted stock		n/a			326
1.000 % Convertible Subordinated Notes		-	(1)		3,813
0.875 % Convertible Subordinated Notes		-	(1)		n/a
Weighted average shares outstanding - Diluted (2)		61,054			74,371

EPS:
Income (loss) per share from continuing operations - Basic	$(0.57)	$(0.57)		$0.30	$0.30

Effect of dilutive shares		-	(1)		$(0.02)

Income (loss) per share from continuing operations - Diluted		$(0.57)			$0.28

	Six months ended
	March 28, 2009 *			April 3, 2010
(in thousands, except per share data)	Basic	Diluted		Basic	Diluted
NUMERATOR:
Income (loss) from continuing operations	$(54,115)	$(54,115)		$36,998	$36,998

Less: Income applicable to participating securities	-	-	(1)	(398)	(398)
After-tax interest expense	-	-	(1)	-	245

Income (loss) applicable to common shareholders	$(54,115)	$(54,115)		$36,600	$36,845

DENOMINATOR:
Weighted average shares outstanding - Basic (3)	60,752	60,752		69,745	69,745
Stock options		-	(1)		171
Time-based restricted stock		-	(1)		137
Market-based restricted stock		n/a			277
1.000 % Convertible Subordinated Notes		-	(1)		3,813
0.875 % Convertible Subordinated Notes		-	(1)		n/a
Weighted average shares outstanding - Diluted (2)		60,752			74,143

EPS:
Income (loss) per share from continuing operations - Basic	$(0.89)	$(0.89)		$0.52	$0.52

Effect of dilutive shares		-	(1)		$(0.02)

Income (loss) per share from continuing operations - Diluted		$(0.89)			$0.50

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
(2) Three and six months ended April 3, 2010, excludes 284 and 325 dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.
(3)  Increase in weighted average shares outstanding primarily due to issuance of 7.1 common shares on October 3, 2008 in connection with the acquisition of Orthodyne.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive, for the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended		Six months ended
	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010
(in thousands)
Potentially dilutive shares related to:
Stock options, out of the money	6,616	2,881	6,769	3,707
Convertible Subordinated Notes	4,572	-	5,467	-

	11,188	2,881	12,236	3,707

NOTE 12 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

 The following table reflects guarantees under standby letters of credit as of April 3, 2010:

		(in thousands)
		Maximum obligation
Nature of guarantee	Term of guarantee	under guarantee
Security of employee worker compensation benefit programs	Expires October 2011	$95
Security for customs bond	Expires July 2010	100
		$195

The Company has issued standby letters of credit for security of employee worker compensation benefit programs and a customs bond.

Additionally, on behalf of its wholly-owned subsidiary in Israel, the Company has guaranteed rent and building management payments should its subsidiary fail to meet such obligations.

Warranty Expense

The Company’s non-Wedge bonder equipment is generally shipped with a one-year warranty against manufacturing defects, and Wedge bonder equipment is generally shipped with a two-year warranty against manufacturing defects. The Company does not offer extended warranties in the normal course of its business. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects product warranty activity included in accrued expenses for the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010

Reserve for product warranty, beginning of period	$782	$1,393	$918	$1,003
Provision for product warranty	297	744	981	1,535
Product warranty costs paid	(511)	(467)	(1,331)	(868)
Reserve for product warranty, end of period	$568	$1,670	$568	$1,670

Concentrations

The following table reflects significant customer concentrations as a percent of net revenue for the six months ended March 28, 2009 and April 3, 2010:

	Six Months Ended
	March 28, 2009	April 3, 2010

Advanced Semiconductor Engineering	*	29.1%

The following table reflects significant customer concentrations as a percent of total accounts receivable as of October 3, 2009 and April 3, 2010:

	As of
	October 3, 2009	April 3, 2010

Siliconware Precision Industries Co., Ltd.	*	16.5%
Haoseng Industrial Co. Ltd.	*	11.8%
Advanced Semiconductor Engineering	32.4%	*
Amkor Technology Inc	11.6%	*

* Represents less than ten percent of net revenue or total accounts receivable, as applicable.

NOTE 13 – RELATED PARTY TRANSACTIONS

In connection with the Company’s acquisition of Orthodyne, the Company entered into a real property lease agreement with OE Holdings, Inc. Jason Livingston is the Vice President of the Company’s wedge bonding division and also a shareholder of OE Holdings, Inc. The lease agreement dated as of October 3, 2008 has a five-year term with a five-year renewal option. Rent was $124,369 per month in the first year and increases 3.0% per year thereafter. If the lease agreement renewal is exercised, rent during the renewal term will be at fair market value. The Company is guaranteeing the obligations of its subsidiary under the lease agreement.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

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

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Business conditions in the semiconductor industry began a recovery during the end of fiscal 2009, and demand for our core products has been improving during fiscal 2010. This improvement followed a dramatic deterioration in the global economy during the first half of fiscal 2009. Demand is projected to remain strong at least through the beginning of our fourth fiscal quarter of 2010; however, our visibility into future demand beyond that time is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products, and we believe historic industry-wide volatility will persist.

To mitigate possible negative effects of this industry-wide volatility on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2009, we reduced our debt by $88.4 million, and we completed a public equity offering of 8.0 million common shares which raised $38.7 million of net proceeds. We ended the second quarter of fiscal 2010 with cash and cash equivalents totaling $184.1 million, $39.5 million higher than our fiscal year end. As of April 3, 2010, our total cash and cash equivalents exceeded our total debt. We believe a strong cash position allows us to continue making longer term investments in product development and in cost reduction activities throughout the semiconductor cycle.

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

We also maintain the technology leadership of our equipment by optimizing our products to serve high growth niches. For example, over the last two years we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. We estimate the annual growth rate for LED device sales to be approximately 30% annually through 2014, driven by the adoption of LED backlights for flat-screen displays as well as other LED applications in general lighting. In fiscal 2009, we launched two products optimized for these applications. These products represent our first product offerings specifically aimed at this high growth market, and since their introduction we have captured significant market share.

Our focus on technology leadership also extends to die bonding. In fiscal 2009, we launched a new die bonding platform, our state of the art iStackPS TM die bonder for advanced stacked die applications. iStack offers best-in-class throughput and accuracy, and we believe iStack is positioned to lead the market for its targeted applications. We continue to put iStack qualification machines in customers’ factories, sold our first machine in the second fiscal quarter of 2010, and have received additional iStack machine orders during the third quarter of 2010.

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

Products and Services

We offer a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three and six months ended March 28, 2009 and April 3, 2010, respectively:

	Three months ended				Six months ended
	March 28, 2009		April 3, 2010		March 28, 2009		April 3, 2010
(dollar amounts in thousands)	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue
Equipment	$16,977	67.3%	$136,353	88.6%	$40,636	64.9%	$247,950	87.8%
Expendable Tools	8,255	32.7%	17,485	11.4%	22,012	35.1%	34,303	12.2%
	$25,232	100.0%	$153,838	100.0%	$62,648	100.0%	$282,253	100.0%

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

We have also developed an advanced process for bonding power packages that utilizes ribbon rather than a round wire. Sold under the trade name PowerRibbon®, the process offers performance advantages over traditional round wire and is gaining acceptance in the market for power packages and automotive high current applications. This process is available on new wedge bonders or as a retrofit kit for some existing wedge bonders. We expect our ribbon bonding capability will open new packaging opportunities for our customers.

Die Bonders

Our next-generation die bonder, the iStack, was launched in March of 2009. We continue to put iStack qualification machines in customers’ factories, sold our first machine in the second fiscal quarter of 2010, and have received additional iStack machine orders during the third quarter of 2010.

iStack is targeted at stacked die and high end ball grid array (BGA) applications. In these applications, we expect up to 20% to 40% productivity increases compared to current generation machines. In addition, iStack has demonstrated superior accuracy and process control. We believe iStack represents a significant opportunity for us to expand our die bonder business.

During fiscal 2009, we announced the end of life of our older die bonder products.

Other Equipment Products and Services

We also sell other equipment products including manual wire bonders and stud bump bonders.

In addition, we offer spare parts, equipment repair, training services, and upgrades for our equipment through our Support Services business unit.

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

Presentation of non-GAAP measures

Adjusted net income (loss), adjusted diluted net income (loss) per share and adjusted return on invested capital (“ROIC”) are supplemental measures of our performance that are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe certain non-GAAP measures provide investors with an additional, useful perspective on our performance as seen through the eyes of management. We use non-GAAP measures along with GAAP financial results for: analyzing the performance of our businesses; strategic and tactical decision making; and determining compensation. We do not consider non-GAAP measures to be a substitute for, or superior to, financial results presented in accordance with GAAP. All of the non-GAAP measures included herein are reconciled to the most directly comparable GAAP results in the financial statements. These non-GAAP measures may be calculated differently from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on a comprehensive set of accounting rules or principles and some of the adjustments reflect the exclusion of items that are recurring and will be reflected in the our GAAP financial results for the foreseeable future.

We exclude the following from our GAAP results in presenting non-GAAP measures:

Equity-based compensation expenses
We recognize the fair value of our equity-based compensation in expense. Equity-based compensation consists of common stock, stock options and performance-based, market-based and time-based restricted stock granted under our equity compensation plans. Equity-based compensation is a non-cash expense that can vary significantly in amount from period to period.

Other
We believe the exclusion of certain other non-GAAP amounts allows for improved comparisons of our results to both prior periods and other companies. We exclude the following other items from non-GAAP measures:

•	Severance plan
•	Impairment of goodwill
•	Facilities contractual commitments
•	Tax settlement expense
•	Amortization of intangibles
•	Gain on extinguishment of debt
•	Non-cash interest expense
•	Tax settlement benefit

Tax Adjustment
Non-GAAP measures are tax adjusted using the GAAP tax rate associated with each quarterly period. The tax rate is calculated by dividing each quarter’s GAAP tax expense (benefit), adjusted for discrete quarterly items, by the GAAP operating income (loss) for that quarter. Non-GAAP year-to-date measures are calculated by summing the associated quarterly non-GAAP measures, without further tax adjustments.

The specific non-GAAP measures included herein are: adjusted gross profit, adjusted gross margin, adjusted net income (loss), adjusted net margin, and adjusted earnings per share (“EPS”). We calculate these measures as follows:

Adjusted Gross Profit
Our non-GAAP adjusted gross profit excludes the effects of equity-based compensation expense recorded within cost of sales.

Adjusted Gross Margin
Our non-GAAP adjusted gross margin excludes the impact of equity-based compensation expense recorded within cost of sales.

Adjusted Net Income (Loss) and EPS
Our non-GAAP adjusted net income (loss) and EPS exclude equity-based compensation; severance; impairment of goodwill; facilities contractual commitments; tax settlement expense; amortization of intangibles; gain on extinguishment of debt; non-cash interest expense; tax settlement benefit; and related tax effects on non-GAAP adjustments.

Adjusted Net Margin
Our non-GAAP adjusted net margin reflects our net margin excluding equity-based compensation; severance; impairment of goodwill; facilities contractual commitments; tax settlement expense; amortization of intangibles; gain on extinguishment of debt; non-cash interest expense; tax settlement benefit; and related tax effects on non-GAAP adjustments.

The following table reflects certain GAAP results and the corresponding non-GAAP financial measures for the three and six months ending March 28, 2009 and April 3, 2010:

Unaudited	Three months ended		Six months ended
	March 28,	April 3,	March 28,	April 3,
(in thousands, except per share amounts)	2009*	2010	2009*	2010

Gross profit (GAAP results)	$8,045	$67,772	$21,973	$124,145
- Equity-based compensation expense	28	50	(1)	96
Gross profit (Non-GAAP measures)	$8,073	$67,822	$21,972	$124,241

Income (loss) from continuing operations (GAAP results)	$(34,527)	$21,158	$(54,115)	$36,998
- Equity-based compensation expense	658	1,709	(14)	2,813
- Severance plan	3,969	406	6,555	605
-Impairment of goodwill	2,709		2,709
- Facilities contractual commitments	-	-	2,608	-
- Tax settlement expense	-	-	2,212	-
- Amortization of intangibles	2,775	2,386	5,528	4,774
- Gain on extinguishment of debt	(2,786)	-	(3,965)	-
- Non cash interest expense	1,628	1,747	3,270	3,467
- Tax settlement benefit	-	-	(12,154)	-
- Tax effect of non-GAAP adjustments	(71)	(196)	(157)	(251)
Income (loss) from continuing operations (Non-GAAP measures)	$(25,645)	$27,210	$(47,523)	$48,406

Weighted average shares outstanding (GAAP & Non-GAAP)
Basic	61,054	69,806	60,752	69,745
Diluted	61,054	74,371	60,752	74,143

Income (loss) per share from continuing operations (GAAP results)
Basic	$(0.57)	$0.30	$(0.89)	$0.52
Diluted	$(0.57)	$0.28	$(0.89)	$0.50

Adjustments to net income (loss) per share
Basic	$0.15	$0.09	$0.11	$0.17
Diluted	$0.15	$0.08	$0.11	$0.15

Income (loss) per share from continuing operations (Non-GAAP measures)
Basic	$(0.42)	$0.39	$(0.78)	$0.69
Diluted	$(0.42)	$0.36	$(0.78)	$0.65

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The following table reflects our adjusted ROIC for the three months ended April 3, 2010:

Unaudited	Three months ended
	April 3, 2010
(in thousands)
Income from operations	$23,322
Adjustment: Depreciation and amortization (1)	4,409

Adjusted income from operations	27,731

Adjusted income from operations, annualized (2)		$110,924

Cash, cash equivalents, restricted cash and investments	$184,297
Adjustment: cash, cash equivalents, restricted cash and investments (3)	(109,297)

Adjusted cash, cash equivalents and investments		$75,000
Total assets excluding cash, cash equivalents, restricted cash and investments		288,100

Adjusted total assets		363,100

Total current liabilities	$139,933
Less: current portion of long-term debt	(48,964)
Add: taxes payable (4)	1,552

Adjusted current liabilities		92,521

Adjusted net invested capital		$270,579

ROIC (2)		41.0%

(1) Depreciation and amortization are excluded from the ROIC calculation.

(2) ROIC calculated as adjusted income from operations, annualized through multiplying the current quarter's income from operations by 4, then divided by adjusted net invested capital. Adjusted income from operations does not, nor is it intended to, forecast the Company's future income from operations.

(3)  Management estimates minimum cash requirement is $75.0 million.

(4) Adjusted current liabilities includes tax liabilities classified as current in prior periods but reclassed to long term liabilities as a result of our adoption of ASC 740.10 during the first quarter of fiscal 2008.

RESULTS OF OPERATIONS

Net Revenue

Approximately 96.2% and 98.9% of our net revenue for the three months ended March 28, 2009 and April 3, 2010, respectively, was for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.  Likewise, approximately 93.4% and 98.2% of our net revenue for the six months ended March 28, 2009 and April 3, 2010, respectively, was for shipments to customer locations outside of the United States.

The following table reflects net revenue by business segment for the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 28, 2009	April 3, 2010	$ Change	% Change	March 28, 2009	April 3, 2010	$ Change	% Change
Equipment	$16,977	$136,353	$119,376	703.2%	$40,636	$247,950	$207,314	510.2%
Expendable Tools	8,255	17,485	9,230	111.8%	22,012	34,303	12,291	55.8%
	$25,232	$153,838	$128,606	509.7%	$62,648	$282,253	$219,605	350.5%

Equipment

The following table reflects the components of Equipment net revenue change between the three and six months ended March 28, 2009 and April 3, 2010:

	March 28, 2009 vs. April 3, 2010
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$222	$119,154	$119,376	$217	$207,097	$207,314

For the three months ended April 3, 2010, higher Equipment net revenue was due to a 2600.0% increase in volume for ball bonders, 257.1% increase in volume for wedge bonders and 131.1% increase in volume for Support Services. The large volume increases were due to the global downturn during the three months ended March 28, 2009 and a strong recovery for the three months ended April 3, 2010. The ongoing higher semiconductor unit demand during the recovery increased capacity utilization rates of our customers, which in turn increased demand for capital equipment. In addition, customer investment in copper bonding capability has increased as a significant proportion of our ball bonders are sold with copper bonding capability. During the three months ended April 3, 2010, 63.8% of ball bonders shipped were configured with copper kits. This is a significant increase from the three months ended March 28, 2009 when only 5.3% of ball bonders shipped were configured with copper kits.

For the six months ended April 3, 2010, higher Equipment net revenue was due to a 2214.1% increase in volume for ball bonders, 120.9% increase in volume for wedge bonders, 62.8% increase in volume for Support Services. The large volume increase was due to the global downturn during the six months ended March 28, 2009 and a strong recovery for the six months ended April 3, 2010. The higher semiconductor unit demand during the recovery increased capacity utilization rates of our customers, which in turn increased demand for capital equipment. In addition, customer investment in copper bonding capability has increased as a significant proportion of our ball bonders are sold with copper bonding capability.  During the six months ended April 3, 2010, 56.6% of ball bonders shipped were configured with copper kits, which is a significant increase from the three months ended March 28, 2009 when very few ball bonders shipped were configured with copper kits.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three and six months ended March 28, 2009 and April 3, 2010:

	March 28, 2009 vs. April 3, 2010
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$(298)	$9,528	$9,230	$(414)	$12,705	$12,291

Net revenue for the three months ended April 3, 2010 was higher due to volume increases in all our Expendable Tools businesses. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment has increased, so has the demand for IC units. As a result, volume has increased for our Expendable Tools. For our non-wedge bonder tools, which consist primarily of capillaries and wedges, volume increased 111.9%, while Blades volume increased 147.0%. Our wedge bonder tools revenue also increased 112.3%.

Net revenue for the six months ended April 3, 2010 was higher due to volume increases in all our Expendable Tools businesses. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment has increased, so has the demand for IC units. As a result, volume has increased for our Expendable Tools. Our non-wedge bonder tools volume increased 65.1%, while Blades volume increased 79.9%. Wedge bonder tools revenue increased 36.4%.

Gross Profit

The following table reflects gross profit by business segment for the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 28, 2009	April 3, 2010	$ Change	% Change	March 28, 2009	April 3, 2010	$ Change	% Change
Equipment	$4,413	$56,887	$52,474	1189.1%	$11,415	$103,339	$91,924	805.3%
Expendable Tools	3,632	10,885	7,253	199.7%	10,558	20,806	10,248	97.1%
Total	$8,045	$67,772	$59,727	742.4%	$21,973	$124,145	$102,172	465.0%
Total gross profit	31.9%	44.1%			35.1%	44.0%

The following table reflects gross profit as a percentage of net revenue by business segment for the three and six months ended March 28, 2009 and April 3, 2010.

	Three months ended		Basis Point	Six months months ended		Basis Point
	March 28, 2009	April 3, 2010	Change	March 29, 2009	April 3, 2010	Change
Equipment	26.0%	41.7%	1,570.0	28.1%	41.7%	1,360.0
Expendable Tools	44.0%	62.3%	1,830.0	48.0%	60.7%	1,270.0
Total	31.9%	44.1%	1,220.0	35.1%	44.0%	890.0

Equipment

The following table reflects the components of Equipment gross profit change between the three and six months ended March 28, 2009 and April 3, 2010:

	March 28, 2009 vs. April 3, 2010
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	Change	Price	Cost	Volume	Change
Equipment	$222	$28	$52,224	$52,474	$217	$(160)	$91,867	$91,924

For the three months ended April 3, 2010, gross profit increased significantly due to significant volume increases for ball bonders, wedge bonders and Support Services. The volume increases were due to the global downturn during the three months ended March 28, 2009 and a strong recovery for the three months ended April 3, 2010. The ongoing higher semiconductor unit demand during the recovery increased capacity utilization rates of our customers, which in turn increased demand for capital equipment.

For the six months ended April 3, 2010, gross profit increased significantly due to volume increases for ball bonders, wedge bonders and Support Services. The volume increases were due to the global downturn during the six months ended March 28, 2009 and a strong recovery for the six months end April 3, 2010. The higher semiconductor unit demand during the recovery increased capacity utilization rates of our customers, which in turn increased demand for capital equipment.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three and six months ended March 28, 2009 and April 3, 2010:

	March 28, 2009 vs. April 3, 2010
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	Change	Price	Cost	Volume	Change
Expendable Tools	$(298)	$3,659	$3,892	$7,253	$(414)	$4,937	$5,725	$10,248

For the three months ended April 3, 2010, gross profit increased due to higher volume as well as lower costs. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment increased, so has the demand for IC units. As a result, volume has increased for our Expendable Tools segment. Non-wedge bonder tools volume increased 111.9%, while Blades volume increased 147.0%. Our wedge bonder tools gross profit also increased 112.3%. The increase in the gross profit was also due to lower cost from better absorption of fixed manufacturing costs as our volumes were higher. Consolidating our capillary tools manufacturing from Israel to China also contributed to our cost reductions and resulted in improved gross profit.

For the six months ended April 3, 2010, gross profit increased due to higher volume and lower costs. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment increased, so has the demand for IC units. As a result, volume has increased for our Expendable Tools segment. Tools volume increased 65.1%, while Blades volume increased 79.9%. The increase in the gross profit was also due to lower cost from better absorption of fixed manufacturing costs as our volumes were higher. Consolidating our capillary tools manufacturing from Israel to China also contributed to our cost reductions and resulted in improved gross profit.

Operating Expenses

The following table reflects operating expenses during the three and six months ended March 28, 2009 and April 3, 2010:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 28, 2009	April 3, 2010	$ Change	% Change	March 28, 2009	April 3, 2010	$ Change	% Change
Selling, general and administrative	$27,836	$30,470	$2,634	9.5%	$57,688	$55,696	$(1,992)	-3.5%
Research and development	13,258	13,980	722	5.4%	28,658	27,141	(1,517)	-5.3%
Impairment of goodwill	2,709	-	(2,709)	-100.0%	2,709	-	(2,709)	-100.0%
Total	$43,803	$44,450	$647	1.5%	$89,055	$82,837	$(6,218)	-7.0%

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended			Six months ended
	March 28, 2009	April 3, 2010	Basis Point Change	March 28, 2009	April 3, 2010	Basis Point Change
Selling, general and administrative	110.3%	19.8%	(9,050.0)	92.1%	19.7%	(7,240.0)
Research and development	52.5%	9.1%	(4,340.0)	45.7%	9.6%	(3,610.0)
Impairment of goodwill	10.7%	0.0%	(1,070.0)	4.3%	0.0%	(430.0)
Total	173.5%	28.9%	(14,460.0)	142.1%	29.3%	(11,280.0)

Selling, general and administrative (“SG&A”)

SG&A increased a net of $2.6 million for the three months ended April 3, 2010 as compared to the same period last year primarily due to:
•	$4.0 million higher incentive compensation expense since no incentive compensation had been paid in the prior year period due to our net loss;
•	$1.8 million higher sales commission expense which correlates to our higher net revenue during the current three month period;
•	$1.0 million higher factory transition expense related to moving production to Asia;
•	$0.9 million higher equity-based compensation expense mainly due to the higher estimated percentage attainment for our performance-based restricted stock; and
•	$0.7 million higher foreign currency transaction losses.

These increases in SG&A expense were partially offset by the following:

•	$3.6 million of lower severance expense during the current fiscal quarter;
•	$1.2 million one-time tax audit fee related to our former Test business during the fiscal 2009 period, and;
•	$1.0 million lower depreciation and amortization expense.

SG&A decreased a net of $2.0 million during the six months ended April 3, 2010 as compared to the same period a year ago primarily due to:
•	$5.8 million lower severance expense related to prior year headcount reductions;
•	$2.6 million lower expense related to contractual commitments for former Test facilities incurred in the prior year period;
•	$2.6 million lower corporate expenses mainly due to headcount reductions and prior year system implementations;
•	$2.2 million lower legal expense during the current year period;
•	$1.3 million one-time tax audit fee related to our former Test business during the prior year period;
•	$1.1 million lower depreciation and amortization expense, and;
•	$0.9 million lower bad debt expense during the current fiscal period.

These decreases in SG&A were partially offset by:
•	$5.9 million higher incentive compensation expense since no incentive compensation had been paid in the prior year period due to our net loss;
•	$2.3 million higher sales commission expense which correlates to our higher net revenue during the current fiscal year;
•	$2.2 million higher equity-based compensation expense mainly due to the higher estimated percentage attainment for our performance-based restricted stock;
•	$1.9 million higher foreign currency transaction losses; and
•	$2.0 million higher factory transition expense related to moving additional production to Asia.

Research and development (“R&D”)

R&D expense increased $0.7 million for the three months ended April 3, 2010 mostly due to higher spending related to our Israel technology center.

R&D expense decreased a net of $1.5 million for the six months ended April 3, 2010 mostly due to:
•	$2.8 million in reductions related to our Equipment business with the prior year release of our latest die bonder product platform, offset by;
•	$0.8 million in higher R&D expense for Expendable Tools due to higher spending related to our Israel technology center as we transfer capillary production to China, and;
•	$0.5 million in higher equity-based compensation expense.

Impairment of Goodwill

Due to the earlier than anticipated end of product life cycle for our EasyLine and SwissLine die bonders, during the three months ended March 28, 2009, we recorded a non-cash impairment charge of $2.7 million and reduced the value of the die bonder goodwill to zero.

Income (Loss) from Operations

The following table reflects business segment income (loss) from operations for the three months and six months ended March 28, 2009 and April 3, 2010:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 28, 2009	% of net revenue	April 3, 2010	% of net revenue	March 28, 2009	% of net revenue	April 3, 2010	% of net revenue
Equipment	$(33,277)	-196.0%	$20,194	14.8%	$(65,008)	-160.0%	$35,041	14.2%
Expendable Tools	(2,481)	-30.1%	3,128	17.9%	(2,074)	-9.4%	6,267	18.3%
Total	$(35,758)	-141.7%	$23,322	15.2%	$(67,082)	107.1%	$41,308	14.6%

Equipment

Higher Equipment segment income from operations for both the three and six months ended April 3, 2010 was due to higher gross profit for the fiscal 2010 periods. The large Equipment volume increases were due to the global downturn during the six months ended March 28, 2009 and a strong recovery for the six months ended April 3, 2010. The ongoing higher semiconductor unit demand during the recovery continues to drive capacity utilization rates of our customers, which in turn increased demand for capital equipment. In addition, customer investment in copper bonding capability has increased as a significant proportion of our ball bonders are sold with copper bonding capability.

Expendable Tools

Our higher Expendable Tools segment income from operations for both the three and six months ended April 3, 2010 was due to higher gross profit for the fiscal 2010 periods. The large volume increases were due to the global downturn during the six months ended March 28, 2009 and a strong recovery for the six months ended April 3, 2010. The decrease in cost, and resultant improved gross profit, was primarily due to higher volume absorbing fixed manufacturing costs. Consolidating most of our capillary tools manufacturing from Israel to China also contributed to our cost reductions and resulted in improved gross profit.

Interest Income and Expense

The following table reflects interest income and interest expense for the three and six months ended March 29, 2009 and April 3, 2010:

	Three months ended				Six months ended
(dollar amounts in thousands)	March 28, 2009 *	April 3, 2010	$ Change	% Change	March 28, 2009 *	April 3, 2010	$ Change	% Change
Interest income	$193	$89	$(104)	-53.9%	$947	$186	$(761)	-80.4%
Interest expense	(402)	(359)	43	-10.7%	(843)	(730)	113	-13.4%
Interest expense: non-cash	(1,622)	(1,746)	(124)	7.6%	(3,260)	(3,458)	(198)	6.1%

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

Gain on Extinguishment of Debt

The following table reflects open market purchases of our Convertible Subordinated Notes for the three and six months ended March 28, 2009:

	Three Months Ended	Six Months Ended
(in thousands)	March 28, 2009	March 28, 2009
0.5% Convertible Subordinated Notes (1):
Face value purchased	$-	$43,050
Net cash	-	42,839
Deferred financing costs	-	18
Recognized gain, net of deferred financing costs	-	193

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$13,036	$16,036
Net cash	10,168	12,158
Deferred financing costs	82	106
Recognized gain, net of deferred financing costs	2,786	3,772

Gain on early extinguishment of debt	$2,786	$3,965

(1) Repurchase transactions occurred prior to redemption on November 30, 2008.
(2) Activity during the three and six months ended March 28, 2009 reflects repurchases pursuant to a tender offer.

Provision (Benefit) for Income Taxes

The following table reflects the provision (benefit) for income taxes and the effective tax rate from continuing operations for the six months ended March 29, 2009 and April 3, 2010:

	Six months ended
(in thousands)	March 28, 2009 *	April 3, 2010
Income (loss) from continuing operations before taxes	$(66,273)	$37,306
Provision (benefit) for income taxes	(12,158)	308

Income (loss) from continuing operations	$(54,115)	$36,998

Effective tax rate	18.3%	0.8%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

For the six months ended April 3, 2010, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

For the six months ended March 28, 2009, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: increases in the valuation allowance, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in tax reserves.

In October 2007, the tax authority in Israel issued us a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations) for fiscal 2002 through 2004. The Company provided a non-current income tax liability for uncertain tax positions on its Consolidated Balance Sheet as of September 27, 2008 related to this assessment for fiscal years 2002 through 2007, as required under ASC 740. On December 24, 2008, the Company, through its Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest related to fiscal 2002 through 2004. The settlement of $12.5 million was made net of a $4.5 million reimbursement resulting in a net cash payment of $7.8 million during the second quarter of fiscal 2009. Following the payment and settlement of the audit for fiscal 2002 through 2004, the tax authorities in Israel examined the fiscal years 2005 and 2006. In addition during fiscal 2009, the Company made a payment of approximately $1.9 million related to income taxes and interest to settle the fiscal September 30, 2005 and 2006 assessment. As a result of the Israel tax settlements, the Company recognized a $12.5 million benefit from income taxes for fiscal 2009. The $12.5 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $14.4 million for which the matter was settled. The entire amount of the reversal impacted the Company’s effective tax rate as indicated above.

The U.S. Internal Revenue Service (“IRS”) audited us for the period ended September 30, 2006. We responded to various information requests from the IRS and the audit was closed with no significant adjustments.

Income from Discontinued Operations, net of tax

On September 29, 2008, we completed the sale of certain assets and liabilities associated with our Wire business. We recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax, during the six months ended March 28, 2009. We did not recognize any income or loss from discontinued operations for the three months ended March 28, 2009 or the three and six months ended April 3, 2010.

The following table reflects operating results of our Wire business discontinued operations for the six months ended March 28, 2009:

Six months ended
(in thousands)	March 28, 2009

Net revenue : Wire	$-

Loss before tax	$(319)
Gain on sale of Wire business before tax	23,524
Income from discontinued operations before tax	23,205
Income tax expense	(478)
Income from discontinued operations, net of tax	$22,727

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects cash, cash equivalents, and restricted cash as of October 3, 2009 and April 3, 2010:

	As of
(dollar amounts in thousands)	October 3, 2009	April 3, 2010	$ Change
Cash and cash equivalents	$144,560	$184,081	$39,521
Restricted cash (1)	281	216	(65)
Total cash and cash equivalents	$144,841	$184,297	$39,456
Percentage of total assets	35.1%	39.0%

(1)  Relates to foreign customs’ requirements.

The following table reflects summary Consolidated Statement of Cash Flow information for the six months ended March 28, 2009 and April 3, 2010:

	Six months ended
(in thousands)	March 28, 2009	April 3, 2010

Cash flows provided by (used in):

Operating activities, continuing operations	$(29,833)	$40,319
Operating activities, discontinued operations	(1,218)	(906)
Operating activities	(31,051)	39,413

Investing activities, continuing operations	(51,889)	1,917
Investing activities, discontinued operations	149,857	(1,838)
Investing activities	97,968	79

Financing activities	(84,355)	183

Effect of exchange rate on cash and cash equivalents	113	(154)

Changes in cash and cash equivalents	(17,325)	39,521
Cash and cash equivalents, beginning of period	144,932	144,560
Cash and cash equivalents, end of period	127,607	184,081
Restricted cash and short-term investments	2,635	216
Total cash and investments	$130,242	$184,297

Six months ended April 3, 2010

Continuing Operations

Net cash provided by operating activities was primarily the result of $37.0 million net income from continuing operations plus $15.9 million of non-cash adjustments. Offsetting cash provided by net income were working capital changes of $12.6 million primarily driven by net increases in inventory and accounts receivable and decreases in accounts payable.

Net cash provided by investing activities was primarily the result of the sale of our building in Israel for $4.0 million partially offset by capital expenditures which totaled $2.1 million.

Net cash provided by financing activities of $0.2 million represented proceeds from the exercise of common stock options.

Discontinued Operations

Net cash used in discontinued operations related to facility payments for our former Test business.

Net cash used in investing activities of discontinued operations was the result of settlement of remaining liabilities, related to working capital adjustments, in connection with the sale of our Wire business.

Six months ended March 28, 2009

Continuing Operations

Net cash used in operating activities was primarily attributable to our net loss from continuing operations of $54.1 million partially offset by non-cash adjustments of $13.5 million and net cash inflows from operating assets and liabilities of $10.8 million. The non-cash adjustment was primarily due to depreciation of $10.8 million. The net inflow of cash from operating assets and liabilities of $10.8 million was primarily due to $46.6 million decrease in accounts receivable, $6.7 million decrease in prepaid expenses and other current assets, partially offset by decreases in accounts payable and accrued expenses of $20.7 million, and a decrease in income taxes payable of $20.8 million. The accounts receivable change of $10.8 million was due to the fiscal 2009 inclusion of Orthodyne. Remaining changes in operating assets and liabilities were primarily due to the impact of lower sales volumes. The change in income taxes payable was due to the settlement of our tax audit in Israel.

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

Fiscal 2010 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2010 capital expenditures to be approximately $6.0 million. Expenditures are expected to be primarily used for the expansion of our manufacturing operations infrastructure in Asia. In addition during June 2010, our 1.0% Subordinated Convertible Notes will mature and be redeemed for $49.0 million (face value).

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. As of April 3, 2010, our total cash and cash equivalents exceeded our total debt. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. While we have seen a steady recovery in the economy, we cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We will continue to use our cash for working capital needs, general corporate purposes, and to repay our Convertible Subordinated Notes.

We may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, and additional liquidity to fund future growth opportunities. The timing and amount of potential capital requirements cannot be determined at this time and would depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.

Convertible Subordinated Notes

The following table reflects our debt, consisting of Convertible Subordinated Notes, as of April 3, 2010:

Type	Maturity Date	Par Value	Fair Value as of April 3, 2010 (1)	Standard & Poor's rating (2)
(dollar amounts in thousands)

1.000 % Convertible Subordinated Notes	June 30, 2010	$48,964	$48,964	Not rated
0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$102,300	Not rated
Debt discount on 0.875% Convertible Subordinated Notes due June 2012 *		$(14,713)	n/a

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

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of April 3, 2010 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of April 3, 2010:

	Payments due by fiscal period
		Less than	1 - 3	3 - 5	More than	Due date not
(in thousands)	Total	1 year	years	years	5 years	determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$158,964	$48,964	$110,000

Current and long-term liabilities:
Facility accrual related to discontinued operations (Test)	3,861	1,819	2,042
Switzerland pension plan obligation	1,424					$1,424
Long-term income taxes payable	1,553					1,553
Operating lease retirement obligations	1,926	30	684	$559	$653
Post-employment foreign severance obligations	1,662					1,662
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$169,390	$50,813	$112,726	$559	$653	$4,639

Contractual Obligations:
Inventory purchase obligations (2)	$161,873	$161,873
Operating lease obligations (3)	35,084	9,420	$12,046	$6,069	$7,549
Cash paid for interest	2,651	1,207	1,444
Commercial Commitments:
Standby Letters of Credit (4)	195	195
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$199,803	$172,695	$13,490	$6,069	$7,549	$-

(1)  Does not reflect debt discount of $14.7 million related to our 0.875% Notes.
(2) We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation. The significant increase in inventory purchase obligations is attributable to anticipated higher sales.
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

We may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, and additional liquidity to fund future growth opportunities. The timing and amount of potential capital requirements cannot be determined at this time and would depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.

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

Interest Rate Risk

As of April 3, 2010, we held no available-for-sale investments; however, financial instruments which may subject us to interest rate risk are available-for-sale securities which could consist of fixed income investments (such as corporate bonds, commercial paper, time deposits and U.S. Treasury and Agency securities, or mutual funds that invest in these instruments). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China. Based on our overall currency rate exposure as of April 3, 2010, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our Board of Directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2010 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

As permitted by Securities and Exchange Commission rules and regulations, management excluded Orthodyne from its assessment of internal control over financial reporting as of October 3, 2009 because it was acquired in fiscal 2009. During the fiscal 2010, Orthodyne will be included in management’s assessment of internal controls over financial reporting. There were no other changes in our internal controls over financial reporting that occurred during the six months ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended October 3, 2009 filed with the Securities and Exchange Commission.

Item 6.	Exhibits

(a)   Exhibits.

Exhibit No.	Description

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Michael J. Morris, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 6, 2010	By: /s/ MICHAEL J. MORRIS
Michael J. Morris
Vice President and Chief Financial Officer
(Chief Financial Officer)