Form 10-Q
period 2010-07-03
KULICKE & SOFFA INDUSTRIES INC
filed 2010-08-05
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

As of August 1, 2010, there were 70,428,342 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

July 3, 2010

Index

PART I. - FINANCIAL INFORMATION
Item 1. – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)
	As of
	October 3, 2009 *	July 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$144,560	$162,840
Restricted cash	281	226
Accounts and notes receivable, net of allowance for doubtful accounts of $1,378 and $507, respectively	95,779	151,583
Inventories, net	41,489	68,833
Prepaid expenses and other current assets	11,566	13,956
Deferred income taxes	1,786	1,783
Total current assets	295,461	399,221

Property, plant and equipment, net	36,046	29,715
Goodwill	26,698	26,698
Intangible assets	48,656	41,497
Other assets	5,774	9,347
Total assets	$412,635	$506,478

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$48,964	$-
Accounts payable	39,908	80,326
Accrued expenses and other current liabilities	32,576	38,197
Income taxes payable	1,612	894
Total current liabilities	123,060	119,417

Long-term debt	92,217	96,861
Deferred income taxes	16,282	16,864
Other liabilities	10,273	9,330
Total liabilities	241,832	242,472

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, no par value: Authorized 5,000 shares; issued - none	-	-
Common stock, no par value: Authorized 200,000 shares; issued 74,370 and 75,203 respectively; outstanding 69,415 and 70,249 shares, respectively	413,092	420,370
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated deficit	(197,812)	(111,731)
Accumulated other comprehensive income	1,879	1,723
Total shareholders' equity	170,803	264,006

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$412,635	$506,478

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	June 27,	July 3,	June 27,	July 3,
	2009*	2010	2009*	2010
Net revenue	$52,076	$221,254	$114,724	$503,507

Cost of sales	32,407	122,070	73,082	280,178

Gross profit	19,669	99,184	41,642	223,329

Selling, general and administrative	21,887	34,446	79,575	90,142
Research and development	12,264	14,686	40,922	41,827
Impairment of goodwill	-	-	2,709	-
Total operating expenses	34,151	49,132	123,206	131,969

Income (loss) from operations	(14,482)	50,052	(81,564)	91,360
Interest income	75	104	1,022	290
Interest expense	(2,011)	(2,153)	(6,114)	(6,341)
Gain on extinguishment of debt	-	-	3,965	-
Income (loss) from continuing operations before tax	(16,418)	48,003	(82,691)	85,309
Benefit for income taxes from continuing operations	(1,156)	(1,080)	(13,314)	(772)
Income (loss) from continuing operations, net of tax	(15,262)	49,083	(69,377)	86,081
Income from discontinued operations, net of tax	-	-	22,727	-
Net income (loss)	$(15,262)	$49,083	$(46,650)	$86,081

Income (loss) per share from continuing operations:
Basic	$(0.25)	$0.69	$(1.14)	$1.22
Diluted	$(0.25)	$0.65	$(1.14)	$1.15

Income per share from discontinued operations:
Basic	$0.00	$0.00	$0.37	$0.00
Diluted	$0.00	$0.00	$0.37	$0.00

Net income (loss) per share:
Basic	$(0.25)	$0.69	$(0.77)	$1.22
Diluted	$(0.25)	$0.65	$(0.77)	$1.15

Weighted average shares outstanding:
Basic	61,220	70,131	60,908	69,873
Diluted	61,220	74,960	60,908	74,494

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended
	June 27, 2009 *	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,650)	$86,081
Less: Income from discontinued operations	22,727	-
Income (loss) from continuing operations	(69,377)	86,081
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	15,608	13,258
Amortization of debt discount and debt issuance costs	4,895	5,226
Amortization of gain on sale of building	-	(137)
Equity-based compensation and employee benefits	1,418	5,422
Swiss pension plan curtailment	(1,446)	-
Provision for doubtful accounts	646	(481)
Provision for inventory valuation	8,670	797
Deferred taxes	(7,201)	(2,237)
Impairment of goodwill	2,709	-
Gain on extinguishment of debt	(3,965)	-
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	28,394	(55,686)
Inventory	1,266	(28,179)
Prepaid expenses and other current assets	8,873	(2,597)
Accounts payable and accrued expenses	(7,092)	49,263
Income taxes payable	(26,672)	(721)
Other, net	2,029	(2,032)
Net cash provided by (used in) continuing operations	(41,245)	67,977
Net cash used in discontinued operations	(1,699)	(1,488)
Net cash provided by (used in) operating activities	(42,944)	66,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,398)	(3,371)
Proceeds from sale of property, plant and equipment	-	3,958
Proceeds from sales of investments classified as available-for-sale	3,824	-
Purchase of Orthodyne	(87,039)	-
Changes in restricted cash, net	34,719	55
Net cash provided by (used in) continuing operations	(52,894)	642
Net cash provided by (used in) discontinued operations	149,857	(1,838)
Net cash provided by investing activities	96,963	(1,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(84,358)	(48,964)
Net costs from sale of common stock	-	(29)
Proceeds from exercise of common stock options	54	1,872
Net cash provided by (used in) financing activities	(84,304)	(47,121)
Effect of exchange rate changes on cash and cash equivalents	40	108
Changes in cash and cash equivalents	(30,245)	18,280
Cash and cash equivalents at beginning of period	144,932	144,560
Cash and cash equivalents at end of period	$114,687	$162,840
CASH PAID FOR:
Interest	$1,463	$726
Income taxes	$1,178	$1,535

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

Nature of Business

The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and subcontract assemblers worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools such as those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of October 3, 2009 and July 3, 2010 consisted mainly of trade receivables. The Company’s trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and expendable tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been significant; however, the Company closely monitors its customers’ financial strength to reduce the risk of loss.

The Company’s products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. The Company relies on subcontractors to manufacture many of these components and subassemblies and it relies on sole source suppliers for some important components and raw material inventory.

The Company is also exposed to foreign currency fluctuations that impact the remeasurement of the net monetary assets of those operations whose functional currencies differ from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to operations in these countries, China and Japan have exposure related to the translation of their financial statements from their respective functional currencies to the U.S. dollar. The Company’s U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.

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

In accordance with ASC No. 260.10.55, Earnings per Share - Implementation & Guidance (“ASC 260.10.55”), the Company treats all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied. The Company adopted ASC 260.10.55 on October 4, 2009 and, if necessary, will retrospectively adjust prior period earnings per share (see Note 11).

Equity-Based Compensation

The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and performance-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

NOTE 2 – DISCONTINUED OPERATIONS

On September 29, 2008, the Company completed the sale of certain assets and liabilities associated with its Wire business. The Company recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax, during the nine months ended June 27, 2009. The Company did not recognize any income or loss from discontinued operations for the three months ended June 27, 2009, or the three and nine months ended July 3, 2010.

The following table reflects operating results of the Wire business discontinued operations for the nine months ended June 27, 2009:

Nine months ended
(in thousands)	June 27, 2009

Net revenue	$-

Loss before tax	$(319)
Gain on sale of Wire business before tax	23,524
Income from discontinued operations before tax	23,205
Income tax expense	(478)
Income from discontinued operations, net of tax	$22,727

As of October 2009, the Company settled all working capital adjustments with Heraeus. The following table reflects cash flows associated with the Company’s discontinued operations for the nine months ended June 27, 2009 and July 3, 2010:

	Nine months ended
(in thousands)	June 27, 2009	July 3, 2010

Cash flows provided by (used in):
Operating activities: Wire business	$(319)	$-
Operating activities: Test business (sold in fiscal 2006) (1)	(1,380)	(1,488)
Investing activities: Wire business (2)	149,857	(1,838)

Net cash provided by (used in) discontinued operations	$148,158	$(3,326)

(1)	Represents facility-related costs associated with the Company’s former Test operations.
(2)	Fiscal 2010 amount represents final settlement of working capital adjustments with Heraeus.

NOTE 3 – RESTRUCTURING

On February 15, 2010, the Company committed to a plan to reduce its Irvine, California workforce by approximately 60 employees over a period of approximately 26 months. As part of this workforce reduction plan, substantially all of the Company's California-based wedge bonder manufacturing will be transferred to the Company's manufacturing facilities in Kuala Lumpur, Malaysia and Singapore. Certain administrative functions will also be transferred to Malaysia and Singapore. Management determined that it was in the best interests of the Company to reduce costs by migrating production and certain administrative functions from California to Asia.

With respect to the California-based wedge bonder transfer to Asia, the Company anticipates $1.5 million of additional pre-tax expense, which will consist of $1.1 million of severance and $0.4 million of retention costs. The Company expects substantially all of this expense to be incurred by the end of the second fiscal quarter of 2011, with corresponding cash payments to be incurred beginning in the second fiscal quarter of 2011 and ending mid-fiscal 2013.

In March 2009, the Company committed to a plan to reduce its Israel-based workforce by approximately 155 employees by the end of fiscal 2010. As part of this workforce reduction plan, substantially all of the Company’s Israel-based manufacturing has been transferred to the Company’s manufacturing facilities in Suzhou, China. The Company expects to incur approximately $0.2 million in additional severance costs and the amounts accrued are expected to be paid out during the fourth quarter of fiscal 2010. As part of the Israel-based manufacturing transition to China, in January 2010, the Company sold its facility in Israel and simultaneously entered into an agreement to leaseback a portion of the building for five years with an option to extend the lease. The Company realized a $0.7 million gain on the sale which is being recognized over the five year lease term.

The following table reflects severance activity for all plans during the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010

Accrual for estimated severance and benefits, beginning of period	$2,420	$2,073	$-	$2,413
Provision for severance and benefits: Equipment segment (1)	-	619	4,639	787
Provision for severance and benefits: Expendable Tools segment (1)	567	427	2,677	784
Provision for severance and benefits required by local law (2)	1,035	-	1,035	-
Payment of severance and benefits	(558)	(447)	(4,887)	(1,312)
Accrual for estimated severance and benefits, end of period (3)	$3,464	$2,672	$3,464	$2,672

(1) Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2)  The Company had previously recorded approximately $1.0 million related to severance and benefits as required by local law.
(3) Accrual for estimated severance as of June 27, 2009 and July 3, 2010 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet.

As business has recovered during fiscal 2010 from the fiscal 2009 global economic downturn and demand for the Company’s products has increased, the Company increased its number of employees primarily related to manufacturing. The Company expects to continue to consolidate certain of its operations from the United States and other areas to Asia. As these consolidation efforts are finalized in the future, the Company will incur significant severance costs; however, it expects to realize future benefits from these consolidation plans.

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

The following table reflects goodwill as of October 3, 2009 and July 3, 2010:

(in thousands)	Equipment segment	Expendable Tools segment	Total
As of October 3, 2009 and July 3, 2010:
Beginning of period, Goodwill, gross	$22,999	$6,408	$29,407
Accumulated impairment losses (1)	(2,709)	-	(2,709)
End of period, Goodwill, net	$20,290	$6,408	$26,698

(1)	During the nine months ended June 27, 2009, the Company recorded a $2.7 million impairment charge related to its die bonder goodwill.

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects the intangible asset balances as of October 3, 2009 and July 3, 2010:

	As of		Average estimated useful
(in thousands)	October 3, 2009	July 3, 2010	lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(4,742)	(8,300)
Net wedge bonder developed technology	28,458	24,900

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(3,860)	(6,755)
Net wedge bonder customer relationships	15,440	12,545

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(575)	(1,006)
Net wedge bonder trade name	4,025	3,594

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(1,767)	(2,042)
Net wedge bonder other intangible assets	733	458
Net intangible assets	$48,656	41,497

The following table reflects estimated annual amortization expense related to intangible assets as of July 3, 2010:

(in thousands)
Fiscal 2010 (remaining fiscal year)	$2,386
Fiscal 2011	9,545
Fiscal 2012	9,178
Fiscal 2013	9,178
Fiscal 2014-2016	11,210

Total amortization expense	$41,497

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss) for the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	June 27, 2009 *	July 3, 2010	June 27, 2009 *	July 3, 2010
Net income (loss) (1)	$(15,262)	$49,083	$(46,650)	$86,081
Gain (loss) from foreign currency translation adjustments	1,064	493	(377)	(162)
Unrealized gain on investments, net of taxes	14	-	18	-
Unrecognized actuarial net gain (loss), Switzerland pension plan, net of tax	(8)	(3)	160	6
Switzerland pension plan curtailment	(388)		(388)

Other comprehensive income (loss)	682	490	(587)	(156)
Comprehensive income (loss)	$(14,580)	$49,573	$(47,237)	$85,925

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

(1)  Net income (loss) includes continuing and discontinued operations.

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of October 3, 2009 and July 3, 2010:

	As of
(in thousands)	October 3, 2009	July 3, 2010
Gain from foreign currency translation adjustments	$746	$584
Unrecognized actuarial net gain, Switzerland pension plan, net of taxes	1,133	1,139
Accumulated other comprehensive income	$1,879	$1,723

NOTE 6 – BALANCE SHEET ACCOUNTS

The following tables reflect significant balance sheet accounts as of October 3, 2009 and July 3, 2010:

	As of
(in thousands)	October 3, 2009	July 3, 2010
Inventories, net:
Raw materials and supplies	$30,048	$37,630
Work in process	10,788	25,366
Finished goods	13,170	15,410
	54,006	78,406
Inventory reserves	(12,517)	(9,573)
	$41,489	$68,833

Property, plant and equipment, net:
Land (1)	$2,735	$2,618
Buildings and building improvements (1)	14,351	11,601
Leasehold improvements	11,695	9,481
Data processing and hardware equipment and software	21,822	22,229
Machinery and equipment	40,600	37,902
	91,203	83,831
Accumulated depreciation	(55,157)	(54,116)
	$36,046	$29,715

Accrued expenses and other current liabilities:
Wages and benefits	$10,423	$14,949
Accrued customer obligations (2)	4,438	8,222
Severance (3)	3,264	3,330
Commissions and professional fees	2,072	3,271
Short-term facility accrual related to discontinued operations (Test)	1,839	1,880
Payable to Heraeus (4)	1,857	-
Other	8,683	6,545
	$32,576	$38,197

(1) During the nine months ended July 3, 2010, the Company sold its facility in Yokneam, Israel for $4.5 million. Net proceeds of $4.0 million were received and $0.5 million is held in escrow for taxes. Simultaneous with the sale, the Company entered into an agreement to leaseback a portion of the building for five years with an option to extend the lease. The Company realized a $0.7 million gain on the sale which is being recognized over the five year lease term.
(2)  Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.
(3)  Total severance payable within the next twelve months includes the severance plans discussed in Note 3, and approximately $0.8 million of other severance obligations which were not part of the Company’s cost reduction plans.
(4) Fiscal 2009 amount related to certain open working capital adjustments with Heraeus, which were settled in fiscal 2010.

NOTE 7 – DEBT OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of October 3, 2009 and July 3, 2010:

				(in thousands)
	Payment Dates	Conversion	Maturity	As of
Rate	of each year	Price	Date	October 3, 2009 *	July 3, 2010
1.000%	June 30 and December 30	$12.84	Redeemed June 30, 2010	$48,964	$-
0.875%	June 1 and December 1	$14.36	June 1, 2012	110,000	110,000
Debt discount on 0.875% Convertible Subordinated Notes due June 2012				(17,783)	(13,139)
				$141,181	$96,861

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

The following tables reflect the effect of the change due to ASC 470.20 on the Consolidated Statements of Operations for the three and nine months ended June 27, 2009:

	Three months ended
(in thousands)	June 27, 2009, as reported	June 27, 2009 as adjusted	Effect of change
Interest expense	$607	$2,011	$1,404
Loss from continuing operations before taxes	(15,014)	(16,418)	(1,404)
Benefit for income taxes	1,156	1,156	-
Loss from continuing operations	$(13,858)	$(15,262)	$(1,404)

Diluted loss per share from continuing operations	$(0.23)	$(0.25)	$(0.02)

	Nine months ended
(in thousands)	June 27, 2009, as reported	June 27, 2009 as adjusted	Effect of change
Interest expense	$1,981	$6,114	$4,133
Loss from continuing operations before taxes	(78,558)	(82,691)	(4,133)
Benefit for income taxes	13,314	13,314	-
Loss from continuing operations	$(65,244)	$(69,377)	$(4,133)

Diluted loss per share from continuing operations	$(1.07)	$(1.14)	$(0.07)

The following table reflects the effect of the change due to ASC 470.20 on the Consolidated Balance Sheet as of October 3, 2009:

	As of
(in thousands)	October 3, 2009, as reported	October 3, 2009, as adjusted	Effect of change
Other assets (debt issuance costs)	$6,215	$5,774	$(441)
Total assets	413,076	412,635	(441)
Long-term debt	110,000	92,217	(17,783)
Total liabilities	259,615	241,832	(17,783)
Common stock	383,417	413,092	29,675
Accumulated deficit	(185,479)	(197,812)	(12,333)
Total shareholders' equity	153,461	170,803	17,342
Total liabilities and shareholders' equity	413,076	412,635	(441)

The following table reflects the effect of the change due to ASC 470.20 on the Consolidated Statement of Cash Flows for the nine months ended June 27, 2009:

	For the nine months ended
(in thousands)	June 27, 2009, as reported	June 27, 2009, as adjusted	Effect of change
Net loss	$(42,517)	$(46,650)	$(4,133)
Loss from continuing operations	(65,244)	(69,377)	(4,133)
Amortization of debt discount and debt issuance costs	762	4,895	4,133
Net cash used in continuing operations	(41,245)	(41,245)	-

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	June 27, 2009 *	July 3, 2010	June 27, 2009 *	July 3, 2010
Amortization expense related to issue costs	$187	$194	$601	$582

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The Company had no purchases of its Convertible Subordinated Notes for the three months ended June 27, 2009 and July 3, 2010 or the nine months ended July 3, 2010. The following table reflects the Company’s open market purchases of its Convertible Subordinated Notes for the nine months ended June 27, 2009:

Nine Months Ended
(in thousands)	June 27, 2009
0.5% Convertible Subordinated Notes (1):
Face value purchased	$43,050
Net cash	42,839
Deferred financing costs	18
Recognized gain, net of deferred financing costs	193

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$16,036
Net cash	12,158
Deferred financing costs	106
Recognized gain, net of deferred financing costs	3,772

Gain on early extinguishment of debt	$3,965

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

Equity-Based Compensation

As of July 3, 2010, the Company had eight equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, stock options, performance-based share awards (collectively, “performance-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), market-based share awards (collectively, “market-based restricted stock”) or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended June 27, 2009 and July 3, 2010 was based upon awards ultimately expected to vest. In accordance with ASC 718, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following table reflects stock options, restricted stock and common stock granted during the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended		Nine months ended
(number of shares in thousands)	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010
Market-based restricted stock	-	-	-	398
Performance-based restricted stock	-	-	403	-
Time-based restricted stock	-	-	825	784
Stock options	-	10	154	36
Common stock	43	24	149	89
Equity-based compensation in shares	43	34	1,531	1,307

The following table reflects equity-based compensation expense (reversal of expense), by type of award, included in the Consolidated Statements of Operations during the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010
Market-based restricted stock	$-	$271	$-	$659
Performance-based restricted stock	52	586	(1,485)	1,324
Time-based restricted stock	193	464	573	1,521
Stock options	411	108	1,254	378
Common stock	120	180	420	540
Equity-based compensation expense	$776	$1,609	$762	$4,422

As the global economy improved during fiscal 2010, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2007 and 2008 would improve. Accordingly, estimated attainment percentages increased and total compensation expense for the performance-based restricted stock also increased for the three and nine months ended July 3, 2010. During the prior year, in connection with the global economic decline during the nine months ended June 27, 2009, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2007 and 2008 would not be attained at the previous estimated levels. In accordance with ASC 718, by lowering estimated attainment percentages, total compensation expense for the performance-based restricted stock decreased and previously recorded compensation expense was reversed during fiscal 2009.

The following table reflects total equity-based compensation expense, which includes stock options, restricted stock and common stock, included in the Consolidated Statements of Operations during the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010
Cost of sales	$40	$44	$39	$140
Selling, general and administrative	499	1,231	248	3,218
Research and development	237	334	475	1,064
Equity-based compensation expense	$776	$1,609	$762	$4,422

The following table reflects the unrecognized equity-based compensation expense, by type of award, as of June 27, 2009 and July 3, 2010:

	As of		Average remaining
(dollar amounts in thousands)	June 27, 2009	July 3, 2010	contractual life in years
Market-based restricted stock	$-	$2,040	1.7
Performance-based restricted stock	384	1,091	0.7
Time-based restricted stock	1,737	4,069	1.9
Stock options	1,327	451	1.0
Unrecognized equity-based compensation expense	$3,448	$7,651

401(k) Retirement Income Plan

The Company has a 401(k) retirement income plan (the “Plan”) for its employees. During fiscal 2009 and prior years, the Plan allowed for employee contributions and matching Company contributions in varying percentages, ranging from 50% to 175% up to 6% of the employee’s contributed amount based upon employee age and years of service. During the first quarter of fiscal 2010, the Plan was modified to allow for employee contributions and matching Company contributions up to 4% or 6% of the employee’s contributed amount based upon years of service.

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan, which were made in the form of issued and contributed shares of Company common stock, during the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010
Number of common shares	45	53	318	153
Fair value based upon market price at date of distribution	$164	$402	$656	$1,000

NOTE 9 – INCOME TAXES

The following table reflects the benefit for income taxes and the effective tax rate from continuing operations for the nine months ended June 27, 2009 and July 3, 2010:

	Nine months ended
(dollar amounts in thousands)	June 27, 2009 *	July 3, 2010
Income (loss) from continuing operations before taxes	$(82,691)	$85,309
Benefit for income taxes	(13,314)	(772)

Income (loss) from continuing operations	$(69,377)	$86,081

Effective tax rate	16.1%	-0.9%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

For the nine months ended July 3, 2010, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes. The decrease in valuation allowance includes a discrete income tax benefit recorded in the third quarter of fiscal 2010 for the reduction of the domestic valuation allowance based on a review of positive and negative evidence regarding the realization of these assets, including future projected domestic earnings.

For the nine months ended June 27, 2009, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: increases in the valuation allowance, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in tax reserves. The increase in the valuation allowance is net of a discrete income tax benefit recorded for the reduction in the valuation allowance for a foreign subsidiary.

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

The U.S. Internal Revenue Service (“IRS”) audited the Company for the period ended September 30, 2006. The Company responded to various information requests from the IRS and the audit was closed in fiscal 2010 with no significant adjustments.

NOTE 10 - SEGMENT INFORMATION

The Company operates two segments: Equipment and Expendable Tools. The Equipment segment manufactures and markets a line of ball bonders, wedge bonders and die bonders. The Expendable Tools segment designs, manufactures, and markets consumable packaging materials for use on the Company’s equipment as well as on competitors’ equipment.

The following table reflects operating results by segment for the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ending		Nine months ending
(in thousands)	June 27, 2009 *	July 3, 2010	June 27, 2009 *	July 3, 2010
Net revenue
Equipment	$37,544	$202,185	$78,180	$450,135
Expendable Tools	14,532	19,069	36,544	53,372
Net revenue	52,076	221,254	114,724	503,507
Cost of sales
Equipment	25,612	114,169	54,833	258,780
Expendable Tools	6,795	7,901	18,249	21,398
Cost of sales	32,407	122,070	73,082	280,178
Gross profit
Equipment	11,932	88,016	23,347	191,355
Expendable Tools	7,737	11,168	18,295	31,974
Gross profit	19,669	99,184	41,642	223,329
Operating Expenses
Equipment	28,793	41,248	102,507	109,546
Expendable Tools	5,358	7,884	17,990	22,423
Operating expenses	34,151	49,132	120,497	131,969
Impairment of goodwill
Equipment	-	-	2,709	-
Income (loss) from operations
Equipment	(16,861)	46,768	(81,869)	81,809
Expendable Tools	2,379	3,284	305	9,551
Income (loss) from operations	$(14,482)	$50,052	$(81,564)	$91,360

The following table reflects assets by segment as of October 3, 2009 and July 3, 2010:

	As of
(in thousands)	October 3, 2009 *	July 3, 2010
Equipment	$303,835	$423,544
Expendable Tools	108,800	82,934
Segment assets	$412,635	$506,478

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the Notes are not convertible and the conversion option was not “in the money” as of June 27, 2009 or July 3, 2010. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following tables reflect reconciliations of the shares used in the basic and diluted net income (loss) per share computation for the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended
	June 27, 2009 *			July 3, 2010
(in thousands, except per share data)	Basic	Diluted		Basic	Diluted
NUMERATOR:
Income (loss) from continuing operations, net of tax	$(15,262)	$(15,262)		$49,083	$49,083
Less: income applicable to participating securities	-	-	(1)	(523)	(523)
After-tax interest expense	-	-	(1)	-	118

Income (loss) applicable to common shareholders	$(15,262)	$(15,262)		$48,560	$48,678

DENOMINATOR:
Weighted average shares outstanding - Basic (3)	61,220	61,220		70,131	70,131
Stock options		-	(1)		221
Performance-based restricted stock		-	(1)		101
Time-based restricted stock		-	(1)		357
Market-based restricted stock		n/a			463
1.000 % Convertible Subordinated Notes		-	(1)		3,687
0.875 % Convertible Subordinated Notes		n/a			n/a
Weighted average shares outstanding - Diluted (2)		61,220			74,960

EPS:
Income (loss) per share from continuing operations - Basic	$(0.25)	$(0.25)		$0.69	$0.69

Effect of dilutive shares		-	(1)		$(0.04)

Income (loss) per share from continuing operations - Diluted		$(0.25)			$0.65

	Nine months ended
	June 27, 2009 *			July 3, 2010
(in thousands, except per share data)	Basic	Diluted		Basic	Diluted

NUMERATOR:
Income (loss) from continuing operations, net of tax	$(46,650)	$(46,650)		$86,081	$86,081
Less: income applicable to participating securities	-	-	(1)	(922)	(922)
After-tax interest expense	-	-	(1)	-	363

Income (loss) applicable to common shareholders	$(46,650)	$(46,650)		$85,159	$85,522

DENOMINATOR:
Weighted average shares outstanding - Basic (3)	60,908	60,908		69,873	69,873
Stock options		-	(1)		173
Performance-based restricted stock		-	(1)		78
Time-based restricted stock		-	(1)		220
Market-based restricted stock		n/a			379
1.000 % Convertible Subordinated Notes		-	(1)		3,771
0.875 % Convertible Subordinated Notes		n/a			n/a
Weighted average shares outstanding - Diluted (2)		60,908			74,494

EPS:
Income (loss) per share from continuing operations - Basic	$(0.77)	$(0.77)		$1.22	$1.22

Effect of dilutive shares		-	(1)		$(0.07)

Income (loss) per share from continuing operations - Diluted		$(0.77)			$1.15

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
(2) Three and nine months ended July 3, 2010, excludes 490 and 413 dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.
(3)  Increase in weighted average shares outstanding primarily due to issuance of 7.1 million common shares on October 3, 2008 in connection with the acquisition of Orthodyne.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive, for the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010

Potentially dilutive shares related to:
Stock options, out of the money	5,705	1,525	6,564	2,781
Performance-based and time-based restricted stock	198	-	17
Convertible Subordinated Notes	3,813	-	4,916	-

	9,716	1,525	11,497	2,781

NOTE 12 – GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

 The following table reflects guarantees under standby letters of credit as of July 3, 2010:

		(in thousands)
		Maximum obligation
Nature of guarantee	Term of guarantee	under guarantee
Security of employee worker compensation benefit programs	Expires October 2010	$95
Security for customs bond	Expires July 2011	100
		$195

The Company has issued standby letters of credit for security of employee worker compensation benefit programs and a customs bond.

Additionally, on behalf of its wholly-owned subsidiary in Israel, in connection with the leaseback of the Company’s facility in Yokneam, Israel, the Company has guaranteed rent and building management payments should its subsidiary fail to meet such obligations.

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

The following table reflects product warranty activity included in accrued expenses for the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010

Reserve for product warranty, beginning of period	$568	$1,670	$918	$1,003
Provision for product warranty	356	1,105	1,337	2,640
Product warranty costs paid	(417)	(572)	(1,748)	(1,440)
Reserve for product warranty, end of period	$507	$2,203	$507	$2,203

Concentrations

The following table reflects significant customer concentrations as a percent of net revenue for the nine months ended June 27, 2009 and July 3, 2010:

	Nine Months Ended
	June 27, 2009	July 3, 2010

Advanced Semiconductor Engineering	12.3%	28.5%

The following table reflects significant customer concentrations as a percent of total accounts receivable as of October 3, 2009 and July 3, 2010:

	As of
	October 3, 2009	July 3, 2010

Advanced Semiconductor Engineering	32.4%	13.8%
Siliconware Precision Industries Co., Ltd.	*	13.4%
Haoseng Industrial Co. Ltd.	*	10.0%
Amkor Technology Inc	11.6%	*

* Represents less than ten percent of total accounts receivable.

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

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. During the first half of fiscal 2009, we saw a dramatic deterioration in the global economy; however, business conditions in the semiconductor industry began a recovery during the end of fiscal 2009, and demand for our core products has been improving during fiscal 2010. We expect demand to remain strong at least through our first fiscal quarter of 2011; however, our visibility into future demand beyond that time is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products, and we believe historic industry-wide volatility will persist.

To mitigate possible negative effects of this industry-wide volatility on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2009, we completed a public equity offering of 8.0 million common shares which raised $38.7 million of net proceeds and reduced our debt by $88.4 million. During fiscal 2010, we reduced our debt by an additional $49.0 million. We ended our third quarter of fiscal 2010 with cash and cash equivalents totaling $162.8 million, $18.2 million higher than our previous fiscal year end. As of July 3, 2010, our total cash and cash equivalents exceeded the face value of our total debt by $52.8 million. We believe a strong cash position allows us to continue making longer term investments in product development and in cost reduction activities throughout the semiconductor cycle.

Technology Leadership

We compete largely by offering our customers the most advanced equipment and expendable tools available for the wire, wedge and die bonding processes. Our equipment is typically the fastest and has the highest levels of process capability available in their respective categories. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

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

We also maintain the technology leadership of our equipment by optimizing our products to serve high growth markets. For example, over the last two years we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. We estimate the annual growth rate for the LED device market to be approximately 30% annually through 2014, driven by the adoption of LED backlights for flat-screen displays as well as other LED applications in general lighting. In fiscal 2009, we launched two products optimized for these applications. These products represent our first product offerings specifically aimed at this high growth market, and since their introduction we have captured significant market share.

Our focus on technology leadership also extends to die bonding. In fiscal 2009, we began shipping a new die bonding platform, our state of the art iStackPS TM die bonder for advanced stacked die applications. iStack offers best-in-class throughput and accuracy, and we believe iStack is positioned to lead the market for its targeted applications. We continue to put iStack qualification machines in customers’ factories. We sold our first machine in the second fiscal quarter of 2010 and expect to ramp shipments during our fourth fiscal quarter of 2010.

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

Products and Services

We offer a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three and nine months ended June 27, 2009 and July 3, 2010, respectively:

	Three months ended				Nine months ended
	June 27, 2009		July 3, 2010		June 27, 2009		July 3, 2010
(dollar amounts in thousands)	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue
Equipment	$37,544	72.1%	$202,185	91.4%	$78,180	68.1%	$450,135	89.4%
Expendable Tools	14,532	27.9%	19,069	8.6%	36,544	31.9%	53,372	10.6%
	$52,076	100.0%	$221,254	100.0%	$114,724	100.0%	$503,507	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name	Served Market
Ball bonders	IConn-Power Series	Advanced and ultra fine pitch applications using either gold or copper wire
	ConnX-Power Series	Cost performance, low pin count applications using either gold or copper wire
	ConnX-LED Power Series	Surface mount formatted LED applications
	ConnX-VLED Power Series	Vertical LED applications
	AT Premier	Stud bumping applications

Wedge bonders	3600 Plus	Power hybrid and automotive modules
	7200 Plus	Power semiconductors
	7600HD Semiconductor	Smaller power packages

Die bonders	iStack Power Series	Advanced stacked die and ball grid array applications

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders and our ConnX PS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnX-LED PS TM and our ConnX-VLED PS TM.

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

Our portfolio of wedge bonding products includes:
•	The 3600 Plus wedge bonders: high speed, high accuracy wire bonders designed for power modules, automotive packages and other large wire multi-chip module applications.
•	The 7200 Plus wedge bonders: dual head wedge bonder designed specifically for power semiconductor applications.
•	The 7600HD Semiconductor wedge bonders: wedge bonder targeted for small power packages and also intended to extend our product portfolio to include reel-to-reel type applications.

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

Die Bonders

Our die bonder, the iStack, was launched in March of 2009. We continue to put iStack qualification machines in customers’ factories. We sold our first machine in the second fiscal quarter of 2010 and expect to ramp shipments during our fourth fiscal quarter of 2010.

iStack is targeted at stacked die and high end ball grid array (BGA) applications. In these applications, we expect up to 40% productivity increases compared to current generation machines. In addition, iStack has demonstrated superior accuracy and process control. We believe iStack represents a significant revenue growth opportunity for us.

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

Other
We believe the exclusion of certain other non-GAAP amounts allows for improved comparisons of our results to both prior periods and other companies. We exclude the following other items from non-GAAP measures:

•	Amortization of intangibles
•	Restructuring
•	Impairment of goodwill
•	Switzerland pension plan curtailment
•	Gain on extinguishment of debt
•	Non-cash interest expense
•	Net tax settlement expense (benefit) and other tax adjustments

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

Adjusted Gross Profit and Adjusted Gross Margin
Our non-GAAP adjusted gross profit and adjusted gross margin exclude the effects of equity-based compensation expense recorded within cost of sales.

Adjusted Net Income (Loss), Adjusted Net Margin and Adjusted EPS
Our non-GAAP adjusted net income (loss), adjusted net margin and adjusted EPS exclude equity-based compensation; amortization of intangibles; restructuring; impairment of goodwill; Switzerland pension plan curtailment; gain on extinguishment of debt; non-cash interest expense; net tax settlement expense (benefit); and related tax effects on non-GAAP adjustments.

The following table reflects certain GAAP results and the corresponding non-GAAP financial measures for the three and nine months ending June 27, 2009 and July 3, 2010:

Unaudited	Three months ended		Nine months ended
	June 27,	July 3,	June 27,	July 3,
(in thousands, except per share amounts)	2009 *	2010	2009 *	2010

Gross profit (GAAP results)	$19,669	$99,184	$41,642	$223,329
- Equity-based compensation expense	40	44	39	140
Gross profit (Non-GAAP measures)	$19,709	$99,228	$41,681	$223,469

Income (loss) from continuing operations (GAAP results)	$(15,262)	$49,083	$(69,377)	$86,081
- Equity-based compensation expense	776	1,609	762	4,422
- Amortization of intangibles	2,783	2,386	8,311	7,160
- Restructuring	567	1,045	9,730	1,650
- Impairment of goodwill	-	-	2,709	-
- Switzerland pension plan curtailment	(1,446)	-	(1,446)	-
- Non-cash interest expense	1,648	1,768	4,918	5,235
- Gain on extinguishment of debt	-	-	(3,965)	-
- Net tax settlement benefit and other tax adjustments	(1,047)	-	(10,989)	-
- Tax effect of non-GAAP adjustments	(29)	(248)	(186)	(498)
Income (loss) from continuing operations (Non-GAAP measures)	$(12,010)	$55,643	$(59,533)	$104,050

Weighted average shares outstanding (GAAP & Non-GAAP)
Basic	61,220	70,131	60,908	69,873
Diluted	61,220	74,960	60,908	74,494

Income (loss) per share from continuing operations (GAAP results)
Basic	$(0.25)	$0.69	$(1.14)	$1.22
Diluted	$(0.25)	$0.65	$(1.14)	$1.15

Adjustments to net income (loss) per share
Basic	$0.05	$0.10	$0.16	$0.26
Diluted	$0.05	$0.09	$0.16	$0.24

Income (loss) per share from continuing operations (Non-GAAP measures)
Basic	$(0.20)	$0.79	$(0.98)	$1.48
Diluted	$(0.20)	$0.74	$(0.98)	$1.39

Certain prior year amounts have been retrospectively adjusted to comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”).

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The following table reflects our adjusted ROIC for the three months ended July 3, 2010:

Unaudited	Three months ended
(dollar amounts in thousands)	July 3, 2010

Income from operations	$50,052
Adjustment: Depreciation and amortization (1)	4,336

Adjusted income from operations	54,388

Adjusted income from operations, annualized (2)		$217,552

Cash, cash equivalents, restricted cash and investments	$163,066
Adjustment: cash, cash equivalents, restricted cash and investments (3)	(88,066)

Adjusted cash, cash equivalents and investments		$75,000
Total assets excluding cash, cash equivalents, restricted cash and investments		343,412

Adjusted total assets		418,412

Total current liabilities	$119,417
Add: taxes payable (4)	1,552

Adjusted current liabilities		120,969

Adjusted net invested capital		$297,443

ROIC (2)		73.1%

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

RESULTS OF OPERATIONS

Net Revenue

Approximately 97.3% and 99.1% of our net revenue for the three months ended June 27, 2009 and July 3, 2010, respectively, was for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.  Likewise, approximately 95.5% and 98.6% of our net revenue for the nine months ended June 27, 2009 and July 3, 2010, respectively, was for shipments to customer locations outside of the United States.

The following table reflects net revenue by business segment for the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended				Nine months ended
(dollar amounts in thousands)	June 27, 2009	July 3, 2010	$ Change	% Change	June 27, 2009	July 3, 2010	$ Change	% Change
Equipment	$37,544	$202,185	$164,641	438.5%	$78,180	$450,135	$371,955	475.8%
Expendable Tools	14,532	19,069	4,537	31.2%	36,544	53,372	16,828	46.0%
	$52,076	$221,254	$169,178	324.9%	$114,724	$503,507	$388,783	338.9%

Equipment

The following table reflects the components of Equipment net revenue change between the three and nine months ended June 27, 2009 and July 3, 2010:

	June 27, 2009 vs. July 3, 2010
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$122	$164,519	$164,641	$302	$371,653	$371,955

For the three months ended July 3, 2010, higher Equipment net revenue was due to a 504.5% increase in volume for ball bonders, 418.8% increase in volume for wedge bonders and 77.5% increase in revenue for Support Services. The large volume increases for the three months ended July 3, 2010 were due to a strong recovery from the prior year’s global economic downturn. The ongoing higher semiconductor unit demand during the recovery increased capacity utilization rates of our customers, which in turn increased demand for capital equipment. In addition, customer investment in copper bonding capability has driven a significant proportion of our ball bonder business.

For the nine months ended July 3, 2010, higher Equipment net revenue was due to a 920.1% increase in volume for ball bonders, 203.4% increase in volume for wedge bonders, 67.8% increase in revenue for Support Services. The large volume increase was due to the global downturn during the nine months ended June 27, 2009 and a strong recovery for the nine months ended July 3, 2010. The higher semiconductor unit demand during the recovery increased capacity utilization rates of our customers, which in turn increased demand for capital equipment. In addition, customer investment in copper bonding capability has driven a significant proportion of our ball bonder business.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three and nine months ended June 27, 2009 and July 3, 2010:

	June 27, 2009 vs. July 3, 2010
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$50	$4,487	$4,537	$(281)	$17,109	$16,828

Net revenue for the three months ended July 3, 2010 was higher due to volume increases in all our Expendable Tools businesses. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment has increased, so has the demand for IC units. As a result, volume has increased for our Expendable Tools. For our non-wedge bonder tools, which consist primarily of capillaries and blades, volume increased 32.4%.

Net revenue for the nine months ended July 3, 2010 was higher due to volume increases in all our Expendable Tools businesses. For our non-wedge bonder tools, which consist primarily of capillaries and blades, volume increased 51.8%.

Gross Profit

The following table reflects gross profit by business segment for the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended				Nine months ended
(dollar amounts in thousands)	June 27, 2009	July 3, 2010	$ Change	% Change	June 27, 2009	July 3, 2010	$ Change	% Change
Equipment	$11,932	$88,016	$76,084	637.6%	$23,347	$191,355	$168,008	719.6%
Expendable Tools	7,737	11,168	3,431	44.3%	18,295	31,974	13,679	74.8%
Total	$19,669	$99,184	$79,515	404.3%	$41,642	$223,329	$181,687	436.3%
Total gross profit	37.8%	44.8%			36.3%	44.4%

The following table reflects gross profit as a percentage of net revenue by business segment for the three and nine months ended June 27, 2009 and July 3, 2010.

	Three months ended		Basis Point	Nine months months ended		Basis Point
	June 27, 2009	July 3, 2010	Change	June 27, 2009	July 3, 2010	Change
Equipment	31.8%	43.5%	1,170.0	29.9%	42.5%	1,260.0
Expendable Tools	53.2%	58.6%	540.0	50.1%	59.9%	980.0
Total	37.8%	44.8%	700.0	36.3%	44.4%	810.0

Equipment

The following table reflects the components of Equipment gross profit change between the three and nine months ended June 27, 2009 and July 3, 2010:

	June 27, 2009 vs. July 3, 2010
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$122	$(598)	$76,560	$76,084	$302	$(87)	$167,793	$168,008

For the three months ended July 3, 2010, gross profit increased due to significant volume increases for ball bonders, wedge bonders and Support Services. The volume increases were due to a strong recovery from the prior year’s global economic downturn. The ongoing higher semiconductor unit demand during the recovery increased capacity utilization rates of our customers, which in turn increased demand for capital equipment.

For the nine months ended July 3, 2010, gross profit increased significantly due to volume increases for ball bonders, wedge bonders and Support Services. The volume increases were due to the global downturn during the nine months ended June 27, 2009 and a strong recovery during the current year period. The higher semiconductor unit demand during the recovery increased capacity utilization rates of our customers, which in turn increased demand for capital equipment.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three and nine months ended June 27, 2009 and July 3, 2010:

	June 27, 2009 vs. July 3, 2010
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$50	$1,140	$2,241	$3,431	$(281)	$5,857	$8,103	$13,679

For the three months ended July 3, 2010, gross profit increased due to higher volume as well as lower costs. Volume for non-wedge bonder tools, which consist primarily of capillaries and blades, increased $1.6 million while wedge bonder tools volume increased $0.7 million. Gross profit increased due to lower costs from better absorption of fixed manufacturing costs as our volumes were higher. Consolidating our capillary tools manufacturing from Israel to China also contributed to our cost reductions and resulted in improved gross profit.

For the nine months ended July 3, 2010, gross profit increased due to higher volume and lower costs. Volume for non-wedge bonder tools, which consist primarily of capillaries and blades, increased $5.7 million while wedge bonder tools volume increased $2.3 million. Gross profit increased due to lower costs from better absorption of fixed manufacturing costs as our volumes were higher. Consolidating our capillary tools manufacturing from Israel to China also contributed to our cost reductions and resulted in improved gross profit.

Operating Expenses

The following table reflects operating expenses during the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended				Nine months ended
(dollar amounts in thousands)	June 27, 2009	July 3, 2010	$ Change	% Change	June 27, 2009	July 3, 2010	$ Change	% Change
Selling, general and administrative	$21,887	$34,446	$12,559	57.4%	$79,575	$90,142	$10,567	13.3%
Research and development	12,264	14,686	2,422	19.7%	40,922	41,827	905	2.2%
Impairment of goodwill	-	-	-	0.0%	2,709	-	(2,709)	-100.0%
Total	$34,151	$49,132	$14,981	43.9%	$123,206	$131,969	$8,763	7.1%

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended			Nine months ended
	June 27, 2009	July 3, 2010	Basis Point Change	June 27, 2009	July 3, 2010	Basis Point Change
Selling, general and administrative	42.0%	15.6%	(2,643.1)	69.4%	17.9%	(5,149.7)
Research and development	23.6%	6.6%	(1,696.2)	35.7%	8.3%	(2,739.3)
Impairment of goodwill	0.0%	0.0%	-	2.4%	0.0%	(240.0)
Total	65.6%	22.2%	(4,339.4)	107.5%	26.2%	(8,129.0)

Selling, general and administrative (“SG&A”)

SG&A increased a net of $12.6 million for the three months ended July 3, 2010 as compared to the same period last year primarily due to:

•	$5.6 million higher incentive compensation expense;
•	$3.6 million higher employee related costs associated with our significant business ramp during the current quarter;
•	$2.0 million increase in sales commissions related to our higher net revenue for the current year period;
•	$1.4 million one-time Switzerland pension plan curtailment which reduced our prior year’s SG&A expenses;
•	$0.8 million higher factory transition costs related to moving additional production to Asia; and
•	$0.7 million higher equity-based compensation expense due to the higher estimated percentage attainment for the performance-based restricted stock.

The increases in SG&A expense were partially offset by a favorable $1.1 million foreign currency variance.

SG&A increased a net of $10.6 million during the nine months ended July 3, 2010 as compared to the same period a year ago primarily due to:

•	$11.5 million higher incentive compensation expense;
•	$4.2 million increase in sales commissions related to our higher net revenue for the current year period;
•	$3.0 million higher equity-based compensation expense due to the higher estimated percentage attainment for the performance-based restricted stock;
•	$2.8 million higher factory transition costs related to moving additional production to Asia;
•	$1.7 million employee related costs associated with our significant business ramp during the current year period;
•	$1.4 million Swiss pension fund curtailment gain which offset prior year’s SG&A expense; and
•	$1.0 million favorable foreign currency variance.

These increases in SG&A were partially offset by:

•	$5.3 million lower severance costs related to prior year headcount reductions;
•	$2.6 million lower costs related to our discontinued Test facility operations;
•	$1.2 million lower intangible amortization and $0.6 million lower depreciation;
•	$2.2 million lower legal expense incurred in the prior year period;
•	$1.6 million lower employee related costs due to headcount reductions during the prior year period; and
•	$1.4 million lower bad debt expense.

Research and development (“R&D”)

R&D expense increased a net of $2.4 million for the three months ended July 3, 2010 as compared to the prior year period. Higher R&D expense was primarily related to spending for our Expendable Tools’ Israel technology center and higher incentive and equity compensation costs.

R&D expense increased a net of $0.9 million for the nine months ended July 3, 2010 as compared to the prior year period. Higher R&D expense was primarily related to spending for our Expendable Tools’ Israel technology center, and higher incentive and equity compensation costs which were partially offset by lower Equipment spending as a result of the release of our latest die bonder product platform during the prior year.

Impairment of Goodwill

Due to the earlier than anticipated end of product life cycle for our EasyLine and SwissLine die bonders, during the nine months ended June 27, 2009, we recorded a non-cash impairment charge of $2.7 million and reduced the value of the die bonder goodwill to zero.

Income (Loss) from Operations

The following table reflects business segment income (loss) from operations for the three months and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended				Nine months ended
(dollar amounts in thousands)	June 27, 2009	% of net revenue	July 3, 2010	% of net revenue	June 27, 2009	% of net revenue	July 3, 2010	% of net revenue
Equipment	$(16,861)	-44.9%	$46,768	23.1%	$(81,869)	-104.7%	$81,809	18.2%
Expendable Tools	2,379	16.4%	3,284	17.2%	305	0.8%	9,551	17.9%
Total	$(14,482)	-27.8%	$50,052	22.6%	$(81,564)	-71.1%	$91,360	18.1%

Equipment

For the three and nine months ended July 3, 2010, higher Equipment income from operations was due a significant increase in volume for ball bonders and wedge bonders. The large volume increases for the three and nine months ended July 3, 2010 were due to a strong recovery from the prior year’s global economic downturn. The ongoing higher semiconductor unit demand during the recovery increased capacity utilization rates of our customers, which in turn increased demand for capital equipment. In addition, customer investment in copper bonding capability has increased as a significant proportion of our ball bonders are sold with copper bonding capability.

Expendable Tools

Our higher Expendable Tools segment income from operations for both the three and nine months ended July 3, 2010 was due to increased volume. Accordingly, gross profit increased due to lower costs from better absorption of fixed manufacturing costs as our volumes were higher. Consolidating our capillary tools manufacturing from Israel to China also contributed to our cost reductions and resulted in improved gross profit.

Interest Income and Expense

The following table reflects interest income and interest expense for the three and nine months ended June 27, 2009 and July 3, 2010:

	Three months ended				Nine months ended
(dollar amounts in thousands)	June 27, 2009	July 3, 2010	$ Change	% Change	June 27, 2009	July 3, 2010	$ Change	% Change
Interest income	$75	$104	$29	38.7%	$1,022	$290	$(732)	-71.6%
Interest expense	(363)	(385)	(22)	6.1%	(1,196)	(1,106)	90	-7.5%
Interest expense: non-cash	(1,648)	(1,768)	(120)	7.3%	(4,918)	(5,235)	(317)	6.4%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The increase in interest income from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was due to higher invested cash balances. The decrease in interest income for the nine months ended July 3, 2010 as compared to the prior year period was due to lower rates of return on invested cash balances.

The decrease in cash interest expense from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was due to the retirement and redemption of our 0.5% Convertible Subordinated Notes and retirement of $16.0 million (face value) of our 1.0% Convertible Subordinated Notes during the second quarter of fiscal 2009. Non-cash interest expense is the result of amortization of debt discount in accordance with ASC 470.20.

Gain on Extinguishment of Debt

There were no open market purchases of our Convertible Subordinated Notes during the three months ended June 27, 2009 and July 3, 2010 or during the nine months ended July 3, 2010. The following table reflects open market purchases of our Convertible Subordinated Notes for the nine months ended June 27, 2009:

Nine Months Ended
(in thousands)	June 27, 2009
0.5% Convertible Subordinated Notes (1):
Face value purchased	$43,050
Net cash	42,839
Deferred financing costs	18
Recognized gain, net of deferred financing costs	193

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$16,036
Net cash	12,158
Deferred financing costs	106
Recognized gain, net of deferred financing costs	3,772
Gain on early extinguishment of debt	$3,965

(1) Repurchase transactions occurred prior to redemption on November 30, 2008.
(2) Activity during the nine months ended June 27, 2009 reflects repurchases pursuant to a tender offer.

Benefit  for Income Taxes

The following table reflects the benefit for income taxes and the effective tax rate from continuing operations for the nine months ended June 27, 2009 and July 3, 2010:

	Nine months ended
(dollar amounts in thousands)	June 27, 2009 *	July 3, 2010
Income (loss) from continuing operations before taxes	$(82,691)	$85,309
Benefit for income taxes	(13,314)	(772)

Income (loss) from continuing operations	$(69,377)	$86,081

Effective tax rate	16.1%	-0.9%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

For the nine months ended July 3, 2010, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes. The decrease in valuation allowance includes a discrete income tax benefit recorded in the third fiscal quarter of 2010 for the reduction of the domestic valuation allowance based on a review of positive and negative evidence regarding the realization of these assets, including future projected domestic earnings.

For the nine months ended June 27, 2009, the effective income tax rate related to continuing operations differed from the federal statutory rate primarily due to: increases in the valuation allowance, state income taxes, tax from foreign operations, impact of tax holidays, decreases in deferred taxes for un-remitted earnings, and decreases in tax reserves. The increase in the valuation allowance is net of a discrete income tax benefit recorded for the reduction in the valuation allowance for a foreign subsidiary.

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

The U.S. Internal Revenue Service (“IRS”) audited us for the period ended September 30, 2006. We responded to various information requests from the IRS and the audit was closed in fiscal 2010 with no significant adjustments.

Income from Discontinued Operations, net of tax

On September 29, 2008, we completed the sale of our Wire business to W.C. Heraeus GmbH (“Heraeus”). The financial results of the Wire business have been included in discontinued operations in the consolidated financial statements for all periods presented.

We recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax, during the nine months ended June 27, 2009. We did not recognize any income or loss from discontinued operations for the three months ended June 27, 2009 or the three and nine months ended July 3, 2010. The following table reflects operating results of our Wire business discontinued operations for the nine months ended June 27, 2009:

Nine months ended
(in thousands)	June 27, 2009

Net revenue : Wire	$-

Loss before tax	$(319)
Gain on sale of Wire business before tax	23,524
Income from discontinued operations before tax	23,205
Income tax expense	(478)
Income from discontinued operations, net of tax	$22,727

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects cash, cash equivalents, and restricted cash as of October 3, 2009 and July 3, 2010:

	As of
(dollar amounts in thousands)	October 3, 2009	July 3, 2010	$ Change
Cash and cash equivalents	$144,560	$162,840	$18,280
Restricted cash (1)	281	226	(55)
Total cash and cash equivalents	$144,841	$163,066	$18,225
Percentage of total assets	35.1%	32.2%

(1)  Relates to foreign customs’ requirements.

The following table reflects summary Consolidated Statement of Cash Flow information for the nine months ended June 27, 2009 and July 3, 2010:

	Nine months ended
(in thousands)	June 27, 2009	July 3, 2010

Cash flows provided by (used in):

Operating activities, continuing operations	$(41,245)	$67,977
Operating activities, discontinued operations	(1,699)	(1,488)
Operating activities	(42,944)	66,489

Investing activities, continuing operations	(52,894)	642
Investing activities, discontinued operations	149,857	(1,838)
Investing activities	96,963	(1,196)

Financing activities	(84,304)	(47,121)

Effect of exchange rate on cash and cash equivalents	40	108

Changes in cash and cash equivalents	(30,245)	18,280
Cash and cash equivalents, beginning of period	144,932	144,560
Cash and cash equivalents, end of period	114,687	162,840
Restricted cash and short-term investments	-	226
Total cash and investments	$114,687	$163,066

Cash flow information: Nine months ended July 3, 2010

Continuing Operations

Net cash provided by operating activities was primarily the result of $86.1 million net income from continuing operations plus $22.0 million of non-cash adjustments. Cash provided by net income and non-cash adjustments was partially offset by $40.0 million of working capital increases primarily driven by net increases in accounts and notes receivable and inventory offset by increases in accounts payable and accrued expenses.

Net cash provided by investing activities was primarily the result of the sale of our building in Israel for $4.0 million partially offset by $3.4 million of capital expenditures.

Net cash used in financing activities of $47.1 million was primarily for the redemption of our 1.0% Convertible Subordinated Notes that matured in June 2010.

Discontinued Operations

Net cash used in discontinued operations related to facility payments for our former Test business.

Net cash used in investing activities of discontinued operations was the result of settlement of remaining liabilities, related to working capital adjustments, in connection with the sale of our Wire business.

Cash flow information: Nine months ended June 27, 2009

Continuing Operations

Net cash used in operating activities was primarily attributable to our net loss from continuing operations of $69.4 million partially offset by non-cash adjustments of $21.3 million and net cash inflows from operating assets and liabilities of $6.8 million. The non-cash adjustment was primarily due to depreciation and amortization of $15.6 million. The net inflow of cash from operating assets and liabilities of $6.8 million was primarily due to $28.4 million decrease in accounts receivable, $8.9 million decrease in prepaid expenses and other current assets, partially offset by a decrease in income taxes payable of $26.7 million and decreases in accounts payable and accrued expenses of $7.1 million. Changes in operating assets and liabilities were primarily due to the impact of lower sales volumes. The change in income taxes payable was due to the settlement of our tax audit in Israel.

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

Fiscal 2010 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2010 capital expenditures to be approximately $4.0 million. Expenditures are expected to be primarily used for the expansion of our manufacturing operations infrastructure in Asia.

We believe that our existing cash reserves and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. As of July 3, 2010, our total cash and cash equivalents exceeded the face value of our total debt by $52.8 million. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. While we have seen a strong recovery in our industry, we cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We will continue to use our cash for working capital needs, general corporate purposes, and to repay our remaining Convertible Subordinated Notes.

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

Convertible Subordinated Notes

The following table reflects our debt, consisting of Convertible Subordinated Notes, as of July 3, 2010:

Type	Maturity Date	Par Value	Fair Value as of July 3, 2010 (1)	Standard & Poor's rating
(dollar amounts in thousands)

0.875 % Convertible Subordinated Notes	June 1, 2012	$110,000	$102,300	Not rated
Debt discount on 0.875% Convertible Subordinated Notes due June 2012 *		$(13,139)	n/a

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

(1) In accordance with ASC No. 820, Investments-Debt & Equity Securities, we rely upon quoted market prices.

Other Obligations and Contingent Payments

Under generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of July 3, 2010 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of July 3, 2010:

	Payments due by fiscal period
		Less than	1 - 3	3 - 5	More than	Due date not
(in thousands)	Total	1 year	years	years	5 years	determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$110,000	$-	$110,000

Current and long-term liabilities:
Facility accrual related to discontinued operations (Test)	3,515	1,880	1,635
Switzerland pension plan obligation	1,419					$1,419
Long-term income taxes payable	1,552					1,552
Operating lease retirement obligations	2,131	123	662	$593	$753
Post-employment foreign severance obligations	1,713					1,713
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$120,330	$2,003	$112,297	$593	$753	$4,684

Contractual Obligations:
Inventory purchase obligations (2)	$144,500	$144,500
Operating lease obligations (3)	33,921	9,059	$11,816	$5,497	$7,549
Cash paid for interest	1,924	962	962
Commercial Commitments:
Standby Letters of Credit (4)	195	195
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$180,540	$154,716	$12,778	$5,497	$7,549	$-

(1)  Does not reflect debt discount of $13.1 million related to our 0.875% Notes.
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

We currently do not have any off-balance sheet arrangements such as derivatives, indirect guarantees of indebtedness, contingent interests, or obligations associated with variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in Item 1 for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our consolidated results of operations and financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of July 3, 2010, we held no available-for-sale investments; however, financial instruments which may subject us to interest rate risk are available-for-sale securities which could consist of fixed income investments (such as corporate bonds, commercial paper, time deposits and U.S. Treasury and Agency securities, or mutual funds that invest in these instruments). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China and Japan. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.

Based on our overall currency rate exposure as of July 3, 2010, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could have a material impact on our financial position, results of operations or cash flows. Our Board of Directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2010 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

As permitted by Securities and Exchange Commission rules and regulations, management excluded Orthodyne from its assessment of internal control over financial reporting as of October 3, 2009, because it was acquired in fiscal 2009. During fiscal 2010, Orthodyne has been included in management’s assessment of internal controls over financial reporting. There were no other changes in our internal controls over financial reporting that occurred during the nine months ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended October 3, 2009 filed with the Securities and Exchange Commission.

Item 6.   Exhibits

(a)	Exhibits.

Exhibit No.	Description

3(ii)	Amended and Restated By-Laws of Kulicke and Soffa Industries, Inc. dated August 4, 2010.

31.1	Certification of C. Scott Kulicke, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Michael J. Morris, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 5, 2010	By: /s/ MICHAEL J. MORRIS
Michael J. Morris
Vice President and Chief Financial Officer
(Chief Financial Officer and Authorized Officer)