Form 10-K
period 2010-10-02
KULICKE & SOFFA INDUSTRIES INC
filed 2010-12-09
CIK 56978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2010

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission file number 0-121

KULICKE AND SOFFA INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
PENNSYLVANIA	23-1498399
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6 Serangoon North Avenue 5 #03-16 Singapore	554910
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 2, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $507.8 million based on the closing sale price as reported on The NASDAQ Global Market (Reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 5, 2010 there were 70,984,802 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed on or about December 30, 2010 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
2010 Annual Report on Form 10-K

Table of Contents

PART I

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, cost reductions, operational flexibility, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this Annual Report on Form 10-K for the fiscal year ended October 2, 2010 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in this Annual Report.

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

Item 1.  BUSINESS

Unless otherwise indicated, the amounts and discussion contained in this Form 10-K relate to continuing operations only and accordingly do not include amounts attributable to our Wire business, which we sold on September 29, 2008.

Kulicke and Soffa Industries, Inc. (the “Company” or “K&S”) designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits (“IC”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, outsourced semiconductor assembly and test providers (“OSAT”), other electronics manufacturers and automotive electronics suppliers.

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

On October 3, 2008, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne Electronics Corporation (“Orthodyne”). In connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value on that date of $46.2 million and paid $87.0 million in cash including capitalized acquisition costs. The Orthodyne wedge bonding business is the leading supplier of both heavy wire wedge bonders and wedges (the expendable tools used in wedge bonding) for the power semiconductor and hybrid module markets.

On September 29, 2008, we completed the sale of our Wire business for net proceeds of $149.9 million to W.C. Heraeus GmbH (“Heraeus”). The financial results of the Wire business have been included in discontinued operations in the consolidated financial statements for all periods presented.

K&S was incorporated in Pennsylvania in 1956. Our principal offices are located at 6 Serangoon North Avenue 5, #03-16, Singapore 554910 and our telephone number in the United States is (215) 784-6000. We maintain a website with the address www.kns.com.  We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC website at www.sec.gov and at the SEC’s Public Reference Room at 100 F Street NE Washington DC 20549.

Our year end for fiscal 2010, 2009 and 2008 was October 2, 2010, October 3, 2009, and September 27, 2008, respectively.

Business Environment

The semiconductor business environment is highly volatile, driven by both internal cyclical dynamics as well as macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically aggressively invest in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending — the so called semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.

Our Equipment segment reflects the industry’s cyclical dynamics and is therefore also highly volatile. The financial performance of this segment is affected, both positively and negatively, by semiconductor manufacturers’ expectations of capacity requirements and their plans for upgrading their production capabilities. Volatility of this segment is further influenced by the relative mix of IDM and OSAT customers in any period, since changes in the mix of sales to IDMs and OSATs can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each type of customer.

Our Expendable Tools segment is less volatile than our Equipment segment, since sales of expendable tools are directly tied to semiconductor unit consumption rather than their expected growth rate.

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Business conditions in the semiconductor industry improved significantly during fiscal 2010 after a dramatic deterioration in the global economy and a corresponding reduction in semiconductor production activity during fiscal 2009. We expect overall demand to be lower during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. Our visibility into future demand beyond that is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.

To mitigate possible negative effects of this industry-wide volatility on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2010, we reduced our debt by $49.0 million, and ended fiscal 2010 with cash and investments totaling $181.3 million. As of October 2, 2010, our total cash, cash equivalents and investments exceeded the face value of our total debt by $71.3 million. We believe a strong cash position allows us to continue making longer term investments in product development and in cost reduction activities throughout the semiconductor cycle.

Technology Leadership

We compete largely by offering our customers the most advanced equipment and expendable tools available for the wire, wedge and die bonding processes. Our equipment is typically the most productive, has the highest levels of process capability, and as a result, has the lowest cost of ownership available in their respective markets. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

K&S’s leadership in the industry’s use of copper wire, instead of gold, for the wire bonding process is an example of the benefits of collaborative efforts. By working with customers, material suppliers, and suppliers of equipment used around the wire bonding process, we have developed a series of robust, high yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. Many of our customers started large scale conversion of their output to copper wire in fiscal 2010. We expect this conversion process to continue throughout the industry for the next several years, potentially driving a significant wire bonder replacement cycle as we believe much of the industries’ installed base is not suitable for copper bonding. Based on our industry leading copper bonding processes, we believe the market share for wire bonders configured for copper wire is much higher than our already leading market share for ball bonders in general.

We also maintain the technology leadership of our equipment by optimizing variants of our products to serve high growth niche markets. For example, over the last two years we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. We estimate the LED device market to be driven by the adoption of LED backlights for flat-screen displays as well as other LED applications in general lighting. In fiscal 2009, we launched two products optimized for these applications. These products represent our first product offerings specifically aimed at this high growth market, and since their introduction we have captured significant market share.

Another example of our developing equipment for high growth niche markets is our AT Premier. This machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format, for variants of the flip chip assembly process. Typical applications include complimentary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs.

Our focus on technology leadership also extends to die bonding. We offer a new die bonding platform, our state of the art iStackPS die bonder for advanced stacked die applications. iStackPS offers best-in-class throughput and accuracy, and we believe iStackPS is positioned to lead the market for its targeted applications.

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

Products and Services

We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for fiscal 2010, 2009 and 2008:

(dollar amounts in thousands)	Fiscal 2010	% of Fiscal 2010 Net Revenue	Fiscal 2009	% of Fiscal 2009 Net Revenue	Fiscal 2008	% of Fiscal 2008 Net Revenue
Equipment	$691,988	90.7%	$170,536	75.7%	$271,019	82.6%
Expendable Tools	70,796	9.3%	54,704	24.3%	57,031	17.4%
Total	$762,784	100.0%	$225,240	100.0%	$328,050	100.0%

See Note 12 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.

Equipment Segment

We manufacture and sell a line of ball bonders, heavy wire wedge bonders, stud bumpers, and die bonders that are sold to semiconductor device manufacturers, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. Stud bumpers mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Die bonders are used to attach a die to the substrate or lead frame which will house the semiconductor device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and as a result, a lower cost of ownership.

Our principal Equipment segment products include:

Business Unit	Product Name	Typical Served Market
Ball bonders	IConnPS	Advanced and ultra fine pitch applications using either gold or copper wire
	IConnPS ProCu	Advanced copper wire applications demanding high productivity
	IConnPS LA	Large area applications
	ConnXPS	Cost performance, low pin count applications using either gold or copper wire
	ConnXPS LED	LED applications
	ConnXPS VLED	Vertical LED applications
	ConnXPS LA	Large area applications
	AT Premier	Stud bumping applications (high brightness LED and image sensor)

Wedge bonders	3600Plus	Power hybrid and automotive modules using either aluminum wire or ribbon
	7200Plus	Power semiconductors using either aluminum wire or ribbon
	7200HD	Smaller power packages using either aluminum wire or ribbon
	7600HD	Power semiconductors including smaller power packages using either aluminum wire or ribbon

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

 Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnX PS LED and our ConnX PS VLED.  Targeted for large area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010, we introduced the IConnPS ProCu which offers a significant new level of capability for customers transitioning from gold to copper wire bonding.

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

Heavy Wire Wedge Bonders

We are the leaders in the design and manufacture of heavy wire wedge bonders for the power semiconductor and automotive power module markets. Wedge bonders may use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. In addition, we see some potential use for our wedge bonder products in select solar applications.

Our portfolio of wedge bonding products includes:

•	The 3600Plus: high speed, high accuracy wire bonders designed for power modules, automotive packages and other large wire multi-chip module applications.
•	The 7200Plus: dual head wedge bonder designed specifically for power semiconductor applications.
•	The 7200HD: wedge bonder designed for smaller power packages using either aluminum wire or ribbon.
•	The 7600HD: wedge bonder targeted for small power packages.

While wedge bonding traditionally utilized aluminum wire, all of our wedge bonders are also available modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.

Die Bonders

Our die bonder, the iStackPS, was launched in March of 2009 and focuses on stacked die applications for both memory and subcontract assembly customers.

iStackPS is targeted at stacked die and high end ball grid array (“BGA”) applications. In these applications, we expect up to 40% productivity increases compared to current generation machines. In addition, iStackPS has demonstrated superior accuracy and process control.

Other Equipment Products and Services

We also sell manual wire bonders, and we offer spare parts, equipment repair, training services, and upgrades for our equipment through our Support Services business unit.

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•
Capillaries:  expendable tools used in ball bonders. Made of ceramic, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment. In addition, our capillaries are used with both gold and copper wire.

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

Customers

Our major customers include IDMs and OSAT companies, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their capital investments, operating expense budgets, and overall industry trends.

The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

Fiscal 2010		Fiscal 2009		Fiscal 2008
1.	Advance Semiconductor Engineering *	1.	Advance Semiconductor Engineering *	1.	Advance Semiconductor Engineering
2.	Siliconware Precision Industries, Ltd. *	2.	Amkor Technology, Inc.	2.	STATS ChipPAC
3.	Haoseng Industrial Co., Ltd. **	3.	Siliconware Precision Industries, Ltd.	3.	Haoseng Industrial Co., Ltd. **
4.	Amkor Technology, Inc.	4.	Haoseng Industrial Co., Ltd. **	4.	Amkor Technology, Inc.
5.	Texas Instruments, Inc.	5.	Texas Instruments, Inc.	5.	Siliconware Precision Industries, Ltd.
6.	Untited Test And Assembley Center	6.	First Technology China, Ltd. **	6.	Sandisk Semiconductor
7.	First Technology China, Ltd. **	7.	Techno Alpha Co. **	7.	Immmex Company, Ltd. **
8.	ST Microelectronics	8.	ST Microelectronics	8.	Texas Instruments
9.	HANA Micron	9.	Samsung	9.	ST Microelectronics
10.	Renesas Semiconductor	10.	Micron Technology Incorporated	10.	Samsung

*   Represents more than 10% of net revenue for the applicable fiscal year.
** Distributor of our products.

Approximately 98.6%, 97.0%, and 95.6% and of our net revenue for fiscal 2010, 2009 and 2008, respectively, were for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future net revenue.

See Note 12 to our Consolidated Financial Statements included in Item 8 of this report for sales to customers by geographic location.

Sales and Customer Support

We believe long-term customer relationships are critical to our success, and comprehensive sales and customer support are an important means of establishing those relationships. To maintain these relationships, we utilize multiple distribution channels using either our own employees, manufacturers’ representatives, distributors, or a combination of the three, depending on the product, region, or end-use application. In all cases, our goal is to position our sales and customer support resources near our customers’ facilities so as to provide support for customers in their own language and consistent with local customs. Our sales and customer support resources are located primarily in Taiwan, China, Korea, Malaysia, the Philippines, Japan, Singapore, Thailand, the United States, and Germany. Supporting these local resources, we have technology centers offering additional process expertise in China, Singapore, Japan, Israel, the United States, and Switzerland.

By establishing relationships with semiconductor manufacturers, OSATs, and vertically integrated manufacturers of electronic systems, we gain insight into our customers’ future semiconductor packaging strategies. These insights assist us in our efforts to develop products and processes that address our customers’ future assembly requirements.

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

The following table reflects our backlog as of October 2, 2010 and October 3, 2009:

(in thousands)	As of
	October 2, 2010	October 3, 2009
Backlog	$252,459	$42,181

Manufacturing

We believe excellence in manufacturing can create a competitive advantage, both by producing at lower costs and by providing superior responsiveness to changes in customer demand. To achieve these goals, we manage our manufacturing operations through a single organization and believe that fewer, larger factories allow us to capture economies of scale and generate cost savings through lower manufacturing costs.

Equipment

Our equipment manufacturing activities consist mainly of integrating outsourced parts and subassemblies and testing finished products to customer specifications. While we largely utilize an outsource model, allowing us to minimize our fixed costs and capital expenditures, for certain low-volume, high customization parts, we manufacture subassemblies ourselves. Just-in-time inventory management has reduced our manufacturing cycle times and lowered our on-hand inventory requirements.

Our ball bonder and die bonder manufacturing and assembly is performed at our facility in Singapore. In addition, we operate a subassembly manufacturing and supply management facility in Malaysia. During fiscal 2009, we announced plans to move manufacturing of wedge bonders from Irvine, California to Singapore. This transition is underway and is expected to be completed in 2011. When the transition from California to Singapore is complete, we will manufacture all of our equipment in Asia.

We have ISO 9001 certification for our equipment manufacturing facilities in Singapore, Irvine, California, and Switzerland (legacy model die bonders and spares manufacturing), and our subassembly manufacturing facility in Malaysia. In addition, we have ISO 14001 certifications for our equipment manufacturing facilities in Singapore and Irvine, California.

Expendable Tools

We manufacture saw blades and capillaries at our facility in Suzhou, China. The capillaries are made using blanks produced at our facility in Yokneam, Israel. We outsource the production of our bonding wedges. Both the Suzhou and Yokneam facilities are ISO 9001 and ISO 14001 certified.

Research and Product Development

Many of our customers generate technology roadmaps describing their projected packaging technology requirements. Our research and product development activities are focused on delivering robust production solutions to those projected requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $56.7 million, $53.5 million, and $59.9 million during fiscal 2010, 2009 and 2008 respectively.

Intellectual Property

Where circumstances warrant, we apply for patents on inventions governing new products and processes developed as part of our ongoing research, engineering, and manufacturing activities. We currently hold a number of United States patents, many of which have foreign counterparts. We believe the duration of our patents often exceeds the life cycles of the technologies disclosed and claimed in the patents. Additionally, we believe much of our important technology resides in our trade secrets and proprietary software.

Competition

The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Ball bonders: ASM Pacific Technology and Shinkawa
•	Wedge bonders: F&K Delvotec, Hesse & Knipps and Cho-Onpa
•	Die bonders: ASM Pacific Technology, BE Semiconductor Industries N.V., Hitachi, Shinkawa and Canon

Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant expendable tools competitors include:

•	Capillaries: PECO and Small Precision Tools, Inc.
•	Saw blades: Disco Corporation
•	Bonding wedges: Small Precision Tools, Inc.

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

We have in the past, and expect to in the future, incur costs to comply with environmental laws. We are not, however, currently aware of any material costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third party waste disposal sites, that we expect to have a material adverse effect on our business, financial condition or operating results. However, it is possible that material environmental costs or liabilities may arise in the future.

Employees

As of October 2, 2010, we had approximately 2,250 regular full-time employees and 700 temporary workers worldwide.

Executive Officers of the Company

The following table reflects certain information regarding our executive officers as of October 2, 2010. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name	Age	First Became an Officer (calendar year)	Position
Bruno Guilmart	49	2010	President and Chief Executive Officer
C. Scott Kulicke	61	1980	Retired Chief Executive Officer
Christian Rheault	45	2005	Senior Vice President, Business Operations
Charles Salmons	55	1992	Senior Vice President, Engineering
Shay Torton	49	2005	Senior Vice President, Worldwide Operations
Ran Bareket	44	2009	Vice President and interim Principal Accounting Officer
Jason Livingston	40	2009	Former Vice President of Wedge Bonder business unit
Tek Chee ("TC") Mak	56	2006	Vice President, Worldwide Sales
Michael J. Morris	41	2009	Vice President and Chief Financial Officer

Bruno Guilmart joined the Company as President and Chief Executive Officer (“CEO”) and a member of the Company’s Board of Directors on October 1, 2010. Mr. Guilmart is located at the Company’s headquarters in Singapore. Before joining K&S, Mr. Guilmart was CEO of Lattice Semiconductor. Prior to joining Lattice in June 2008, Mr. Guilmart was CEO of Unisem group. Mr. Guilmart was, until his appointment with Unisem, President and CEO of Advanced Interconnect Technologies (“AIT”), a company acquired by Unisem in July 2007. Prior to AIT, Mr. Guilmart was senior vice president for worldwide sales and marketing at Chartered Semiconductor Manufacturing. Mr. Guilmart holds a Master’s degree in Electronics and Business Management and a Bachelor degree in Electrical Engineering from the Paris XI Institute of Technology in France.

C. Scott Kulicke served as Chief Executive Officer and a member of the Company’s Board of Directors from 1980 until his retirement on October 9, 2010. In addition, he served as Chairman of the Board of Directors from 1984 until May 2010.

Christian Rheault was appointed Senior Vice President, Business Operations in November 2010 after serving as Senior Vice President, Marketing since November 2007. In addition, Mr. Rheault served as Vice President, Equipment segment during 2006. Prior to that time, he served as Vice President and General Manager of our Ball Bonder Business Unit and Director of Strategic Marketing and Vice President, General Manager of the Microelectronics Business Unit. Mr. Rheault holds an Electrical Engineering degree from Laval University, Canada and a DSA (Business Administration Diploma) from Sherbrooke University, Canada.

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

Ran Bareket was appointed interim Principal Accounting Officer in July 2009. Prior to this appointment, Mr. Bareket served as our Vice President and Corporate Controller since July 2006. In addition, he served as Vice President of Financial Operations and Director of Worldwide Financial Operations since 2005. In connection with the relocation of the Company’s headquarters from the U.S. to Singapore, the Corporate Controller position will be transitioned to Singapore and Mr. Bareket is expected to leave the Company on January 1, 2011. Mr. Bareket holds a Bachelor of Arts degree in Accounting/Management from Tel Aviv Management College in Israel and a Master of Business Administration from Pennsylvania State University.

Jason Livingston served as Vice President of the K&S Wedge Bonder business unit from October 2009 until his resignation on October 31, 2010, after serving as Vice President of Finance for the Wedge Bonding Business Unit. Mr. Livingston joined K&S through the acquisition of Orthodyne Electronics, where he served as Chief Financial Officer since April 1998. Prior to joining Orthodyne Electronics, Mr. Livingston was with McGladrey & Pullen, LLP. Mr. Livingston is a CPA and holds a Bachelor of Arts degree in Accounting from California State University.

Tek Chee (“TC”) Mak has served as Vice President of Worldwide Sales since September 2006 after serving as Vice President of Sales for the Equipment and Expendable Tools businesses since November 2004. Prior to that time, he served as Vice President of Asia Sales since February 2001. Mr. Mak holds a Higher Diploma of Electronic Engineering from Hong Kong Polytechnic University.

Michael J. Morris has served as Vice President and Chief Financial Officer (“CFO”) since August 2009. In connection with the relocation of the Company’s headquarters from the U.S. to Singapore, the CFO position will be transitioned to Singapore and Mr. Morris is expected to leave the Company on January 21, 2011. Mr. Morris previously served as Vice President of Finance and Treasurer. Before joining K&S in October 2006, Mr. Morris was Assistant Treasurer at Constellation Energy Group. Prior to joining Constellation in 2005, Mr. Morris held various positions of increasing responsibility at the Treasurer’s Office of General Motors. Mr. Morris holds a Bachelor of Arts degree in Economics from the University of Pennsylvania and a Master of Business Administration from the University of Michigan.

Item 1A.  RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our operating results and financial condition are adversely impacted by volatile worldwide economic conditions.

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. During the first half of fiscal 2009, we saw a dramatic deterioration in the global economy and a corresponding reduction in semiconductor production activity; however, business conditions in the semiconductor industry began to improve by the end of fiscal 2009 and continued to accelerate through most of fiscal 2010. We expect demand to soften, at least in early fiscal 2011. Our visibility into future demand beyond that is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.

The semiconductor industry is volatile with sharp periodic downturns and slowdowns. Cyclical industry downturns are made worse by volatile global economic conditions.

Our operating results are significantly affected by the capital expenditures of semiconductor manufacturers, both IDMs and OSATs. Expenditures by our customers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, including personal computers, telecommunications equipment, consumer electronics and automotive goods.  Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and materially and adversely affect our business, financial condition and operating results.

The semiconductor industry is volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. Downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. Historically these downturns have severely and negatively affected the industry’s demand for capital equipment, including assembly equipment and, to a lesser extent, expendable tools. There can be no assurances regarding levels of demand for our products. In any case, we believe the historical volatility of our business, both upward and downward, will persist.

We may experience increasing price pressure.

Typically our average selling prices have declined over time. We seek to offset this decline by continually reducing our cost structure by consolidating operations in lower cost areas, reducing other operating costs, and by pursuing product strategies focused on product performance and customer service. These efforts may not be able to fully offset price declines; therefore, our financial condition and operating results may be materially and adversely affected.

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

Some of the factors that may cause our net revenue and operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products we sell because, for example:

o	certain lines of equipment within our business segments are more profitable than others; and

o	some sales arrangements have higher gross margins than others;

•	cancelled or deferred orders;

•	competitive pricing pressures may force us to reduce prices;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

Many of our expenses, such as research and development, selling, general and administrative expenses, and interest expense, do not vary directly with our net revenue. Our research and development efforts include long-term projects lasting a year or more, which require significant investments. In order to realize the benefits of these projects, we believe that we must continue to fund them during periods when our revenue has declined. As a result, a decline in our net revenue would adversely affect our operating results as we continue to make these expenditures. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net revenue, our operating results would decline. In a downturn, we may have excess inventory, which could be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:

•	timing and extent of our research and development efforts;

•	severance, restructuring, and other costs of relocating facilities;

•	inventory write-offs due to obsolescence; and

•	an increase in the cost of labor or materials.

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

Approximately 98.6%, 97.0%, and 95.6% of our net revenue for fiscal 2010, 2009 and 2008, respectively, were for shipments to customers located outside of the United States, primarily in the Asia/Pacific region. Our future performance will depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. Some of these economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-United States suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the United States. We manufacture our ball and die bonders in Singapore, our saw blades and capillaries in China, certain bonder subassemblies in Malaysia and capillary blanks in Israel. We manufacture wedge bonder components in California, Singapore and Malaysia. In addition, we have sales, service and support personnel in China, Israel, Japan, Korea, Malaysia, the Philippines, Singapore, Switzerland, Taiwan, Thailand, United States and Germany. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and United States taxes on repatriated cash;

•	difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities regarding transfer pricing regulations;

•	episodic events outside our control such as, for example, outbreaks of influenza;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor work stoppages and strikes in our factories or the factories of our suppliers;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and may be less predictable than those in the United States.

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

Because nearly all of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have a adverse effect on our cash flows. Our primary exposures include the Japanese Yen, Singapore Dollar, Malaysian Ringgit, Chinese Yuan, Swiss Franc, Philippine Peso, Taiwan Dollar, South Korean Won, Israeli Shekel and Euro. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We have not entered into foreign exchange forward contracts but may enter into foreign exchange forward contracts or other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

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

Our future success depends on our ability to hire and retain qualified management, marketing, finance, accounting and technical employees, including senior management, primarily in Asia. In September 2010, as previously announced, C. Scott Kulicke retired from his position as CEO and Bruno Guilmart succeeded Mr. Kulicke as CEO on October 1, 2010. Additionally on November 16, 2010, we appointed Jonathan H. Chou as Senior Vice President and CFO effective December 13, 2010 and notified Michael J. Morris, our current CFO that in connection with the relocation of our headquarters to Singapore, Mr. Chou has been hired to serve as our CFO. Both Mr. Guilmart and Mr. Chou have not been previously affiliated with us; thus, if we are not successful in effectively transitioning the CEO and CFO responsibilities to them, our business could be adversely impacted. We may decide to move additional senior management positions to Singapore. We also plan to move additional finance and accounting positions to Singapore. We may experience unanticipated costs and disruptions to our business as we continue to move management, finance and accounting positions from the U.S. to Asia. If we are unable to continue to attract and retain the managerial, marketing, finance, accounting and technical personnel we require, and if we are unable to effectively provide for the succession of senior management, our business, financial condition and operating results may be materially and adversely affected.

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

Alternative packaging technologies have emerged that may improve device performance or reduce the size of an IC package, as compared to traditional wire bonding. These technologies include flip chip and chip scale packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to alternative packaging technologies were to occur, demand for our equipment and related packaging materials may be materially and adversely affected.

Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net revenue. Sales as a percent of net revenue to our largest customer were 23.0%, 17.7%, and 9.9%, for fiscal 2010, 2009, and 2008, respectively.

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

We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. We may be unable to successfully integrate acquired businesses with our existing businesses and successfully implement, improve and expand our systems, procedures and controls to accommodate these acquisitions. These transactions place additional constraints on our management and current labor force. Additionally, these transactions require significant resources from our legal, finance and business teams. In addition, we may divest existing businesses, which would cause a decline in revenue and may make our financial results more volatile.  If we fail to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures, joint ventures or other alliances, our business, financial condition and operating results may be materially and adversely affected.

The market price of our common shares and our earnings per share may decline as a result of any acquisitions or divestitures.

The market price of our common shares may decline as a result of any acquisitions or divestitures made by us  if we do not achieve the perceived benefits of such acquisitions or divestitures as rapidly or to the extent anticipated by financial or industry analysts or if the effect on our financial results is not consistent with the expectations of financial or industry analysts. In addition, the failure to achieve expected benefits and unanticipated costs relating to our acquisitions could reduce our future earnings per share.

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

Our ability to make payments on our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. If our 0.875% Subordinated Convertible Notes are not converted to shares of our common stock, we will be required to make annual cash interest payments of $1.0 million in each fiscal 2011 and 2012 (assuming we do not purchase any outstanding 0.875% Subordinated Convertible Notes). As of October 2, 2010, a principal payment of $110.0 million on the 0.875% Subordinated Convertible Notes is due in June 2012. Our ability to make payments on our indebtedness is affected by the volatile nature of our business, and general economic, competitive and other factors that are beyond our control, including volatile global economic conditions. Our indebtedness poses risks to our business, including that:

•
insufficient cash flow from operations to repay our outstanding indebtedness when it becomes due may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us; and

•	our level of indebtedness may make us more vulnerable to economic or industry downturns.

We may not generate cash in an amount sufficient to enable us to service interest, principal and other payments on our debt, including the 0.875% Subordinated Convertible Notes, or to fund our other liquidity needs. We are not restricted under the agreements governing our existing indebtedness from incurring additional debt in the future. If new debt is added to our current levels, our leverage and our debt service obligations would increase and the related risks described above could intensify.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common shares.

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 70.5 million shares were outstanding as of October 2, 2010. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.

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

Accounting methods, including but not limited to the accounting method for convertible debt securities with net share settlement, such as our 0.875% Convertible Subordinated Notes, are subject to change.

In calculating our diluted earnings per share, we recognize interest expense at the stated coupon rate, and shares potentially issuable upon conversion of our 0.875% Convertible Subordinated Notes are excluded from the calculation of diluted earnings per share until the market price of our common shares exceeds the conversion price (i.e., the conversion price is “in the money”). Once the conversion price is in the money, the shares that we would issue upon assumed conversion of the debt would be included in the calculation of fully diluted earnings per share using the “treasury stock” method. No separate value is attributed to the conversion feature of the debt at the time of issuance.

Beginning fiscal 2010, we implemented the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”). ASC 470.20 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

This change in the accounting method for convertible debt securities has and will continue to have an adverse impact on our reported and future results of operations.

Other Risks

Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.

We have generated net operating loss carry-forwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code.  An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results.

Potential changes to U.S. and foreign tax laws could increase our income tax expense.

We are subject to income taxes in the U. S. and many foreign jurisdictions. There have been proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations, such as us, are taxed on foreign earnings. It is unclear whether these proposed tax revisions will be enacted, or, if enacted, what the scope of the revisions will be. Changes in U.S. and foreign tax laws, if enacted, could materially and adversely affect our financial condition and operating results.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The following table reflects our major facilities as of October 2, 2010:

Facility	Approximate Size	Function	Products Manufactured	Lease Expiration Date

Singapore	129,944 sq. ft. (1)	Corporate headquarters, manufacturing, technology center	Wire and die bonders	July 2013

Suzhou, China	151,891 sq. ft. (1)	Manufacturing, technology center	Capillaries, dicing blades	October 2022 (4)

Irvine, California	121,805 sq. ft. (1)	Manufacturing, technology center	Wedge bonders	September 2013

Fort Washington, Pennsylvania	88,000 sq. ft. (1)	Technology center, sales and service, corporate finance	Not applicable	September 2028 (3)

Berg, Switzerland	71,344 sq. ft. (2)	Manufacturing, technology center	Die bonder sub-assembly and spares	N/A

Yokneam, Israel	53,820 sq. ft. (1)	Manufacturing, technology center	Capillary blanks (semi-finish)	January 2013

Petaling Jaya, Malaysia	37,200 sq ft (1)	Subassembly manufacturing and supply chain management	Equipment subassembly	August 2012

(1) Leased.
(2) Owned.
(3) Includes lease extension periods at the Company’s option. Initial lease expires September 2018.
(4) Includes lease extension periods at the Company’s option. Initial lease expires October 2017.

In addition, we rent space for sales and service offices and administrative functions in: Taiwan, China, Korea, Malaysia, the Philippines, Japan, Singapore, Thailand, and Germany. We believe our facilities are generally in good condition and suitable to the extent of utilization needed.

Item 3.  LEGAL PROCEEDINGS

From time to time, we may be a plaintiff or defendant in cases arising out of our business. We cannot be assured of the results of any pending or future litigation, but we do not believe resolution of these matters will materially or adversely affect our business, financial condition or operating results.

Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$6.30	$4.03	$4.71	$1.11
Second Quarter	$7.67	$4.55	$2.67	$1.15
Third Quarter	$9.58	$6.13	$5.04	$2.11
Fourth Quarter	$8.87	$5.27	$6.68	$3.00

On December 5, 2010, there were approximately 380 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance our business.

For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about December 30, 2010.

Equity Compensation Plan Information

The information required hereunder will appear under the heading “Equity Compensation Plans” in our Proxy Statement for the 2011 Annual Meeting of Shareholders which information is incorporated herein by reference.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table reflects selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2010, 2009, 2008, 2007 and 2006.

As of October 4, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”) on a retrospective basis for all prior periods. Fiscal 2009 includes the assets of Orthodyne which were acquired on October 3, 2008. Our Wire business was sold on September 29, 2008; therefore, fiscal 2008, 2007 and 2006 have been reclassified to reflect our Wire business as a discontinued operation.

This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report or current reports on Form 8-K filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands, except per share amounts)	2010	2009 *	2008 *	2007 *	2006 *
Statement of Operations Data:
Net revenue:
Equipment	$691,988	$170,536	$271,019	$316,718	$319,788
Expendable Tools	70,796	54,704	57,031	53,808	60,508
Total net revenue	762,784	225,240	328,050	370,526	380,296
Cost of sales:
Equipment	399,042	111,103	165,499	188,055	178,599
Expendable Tools	28,069	25,294	28,758	27,035	28,474
Total cost of sales (1)	427,111	136,397	194,257	215,090	207,073
Operating expenses:
Equipment	155,625	135,465	122,302	113,444	89,684
Expendable Tools	32,013	24,193	26,971	24,480	23,316
Impairment of goodwill: Equipment	-	2,709	-	-	-
U.S. pension plan termination: Equipment	-	-	9,152	-	-
Gain on sale of assets	-	-	-	-	(4,544)
Total operating expenses (1)	187,638	162,367	158,425	137,924	108,456
Income (loss) from operations:
Equipment	137,321	(78,741)	(25,934)	15,219	51,505
Expendable Tools	10,714	5,217	1,302	2,293	8,718
Gain on sale of assets	-	-	-	-	4,544
Interest income (expense), net	(7,930)	(7,082)	(3,869)	2,346	795
Gain on extinguishment of debt	-	3,965	170	2,802	4,040
Income (loss) from continuing operations before income taxes	140,105	(76,641)	(28,331)	22,660	69,602
Provision (benefit) for income taxes from continuing operations (2)	(2,037)	(13,029)	(3,610)	5,448	8,068
Income (loss) from continuing operations	142,142	(63,612)	(24,721)	17,212	61,534
Income (loss) from discontinued operations, net of tax (3)	-	22,011	23,441	18,874	(9,364)
Net income (loss)	$142,142	$(41,601)	$(1,280)	$36,086	$52,170

Per Share Data:
Income (loss) per share from continuing operations (4)
Basic	$2.01	$(1.02)	$(0.46)	$0.31	$1.12
Diluted	$1.92	$(1.02)	$(0.46)	$0.27	$0.91

Income (loss) per share from discontinued operations, net of tax:
Basic	$-	$0.35	$0.44	$0.33	$(0.17)
Diluted	$-	$0.35	$0.44	$0.28	$(0.14)

Net income (loss) per share: (5)
Basic	$2.01	$(0.67)	$(0.02)	$0.64	$0.95
Diluted	$1.92	$(0.67)	$(0.02)	$0.55	$0.78

Weighted average shares outstanding: (5)
Basic	70,012	62,188	53,449	56,221	55,089
Diluted	73,548	62,188	53,449	68,274	68,881

Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$181,334	$144,841	$186,081	$169,910	$157,283
Working capital excluding discontinued operations	347,560	172,401	165,543	219,755	156,237
Total assets excluding discontinued operations	580,169	412,635	335,614	383,779	261,109
Long-term debt	98,475	92,217	151,415	222,446	195,000
Shareholders' equity	$322,480	$170,803	$125,396	$111,286	$79,306

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

(1)	During fiscal 2010 and 2009, we recorded $2.4 and $7.4 million, respectively, in operating expense for restructuring-related severance.

During fiscal 2010, 2009, 2008, 2007 and 2006, we recorded $17.4 million, $2.7 million, $2.2 million, $4.4 million and $8.4 million, respectively, in operating expense for incentive compensation.

During fiscal 2006, we recorded the following charges in continuing operations: $3.5 million in cost of sales and $0.8 million in operating expenses for the cumulative adjustment to correct immaterial errors in the consolidated financial statements.

(2)
The following are the most significant factors which affect our provision for income taxes: implementation of our international restructuring plan in fiscal 2010, 2008, 2007, and 2006; volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; changes in tax legislation and our provision for various tax exposure items.

(3)	Reflects the operations of the Company’s Wire business (sold fiscal 2009) and Test business (sold March 2006).

(4)	For fiscal 2010, $1.5 million of net income applicable to participating securities and the related participating securities were excluded from the computation of basic income per share.

(5)
For fiscal 2010, 2007 and 2006 the exercise of dilutive stock options and expected vesting of performance-based restricted stock (fiscal 2010 and 2007 only) and conversion of the Convertible Subordinated Notes were assumed. In addition for those periods, $0.3 million, $1.3 million and $1.4 million, respectively, of after-tax interest expense related to our Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share. Due to the Company’s net loss from continuing operations for fiscal 2009 and 2008, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, cost reductions, operational flexibility, product development, demand forecasts, competitiveness, operating expenses, cash flows, profitability, gross margins, and benefits expected as a result of (among other factors):

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended October 2, 2010 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.

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

Introduction

Unless otherwise indicated, the amounts and discussion contained in this Form 10-K relate to continuing operations only and accordingly do not include amounts attributable to our Wire business, which we sold on September 29, 2008.

Kulicke and Soffa Industries, Inc. (the “Company” or “K&S”) designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits (“IC”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, outsourced semiconductor assembly and test providers (“OSAT”), other electronics manufacturers and automotive electronics suppliers.

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

On October 3, 2008, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne Electronics Corporation (“Orthodyne”). In connection with the Orthodyne acquisition, we issued 7.1 million common shares with an estimated value on that date of $46.2 million and paid $87.0 million in cash including capitalized acquisition costs. The Orthodyne wedge bonding business is the leading supplier of both heavy wire wedge bonders and heavy wire wedges (the expendable tools used in wedge bonding) for the power semiconductor and hybrid module markets.

On September 29, 2008, we completed the sale of our Wire business for net proceeds of $149.9 million to W.C. Heraeus GmbH (“Heraeus”). The financial results of the Wire business have been included in discontinued operations in the consolidated financial statements for all periods presented.

Business Environment

The semiconductor business environment is highly volatile, driven by both internal cyclical dynamics as well as macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically aggressively invest in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending — the so called semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.

Our Equipment segment reflects the industry’s cyclical dynamics and is therefore also highly volatile. The financial performance of this segment is affected, both positively and negatively, by semiconductor manufacturers’ expectations of capacity requirements and their plans for upgrading their production capabilities. Volatility of this segment is further influenced by the relative mix of IDM and OSAT customers in any period, since changes in the mix of sales to IDMs and OSATs can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each type of customer.

Our Expendable Tools segment is less volatile than our Equipment segment, since sales of expendable tools are directly tied to semiconductor unit consumption rather than their expected growth rate.

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Business conditions in the semiconductor industry improved significantly during fiscal 2010 after a dramatic deterioration in the global economy and a corresponding reduction in semiconductor production activity during fiscal 2009. We expect overall demand to be lower during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. Our visibility into future demand beyond that is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.

To mitigate possible negative effects of this industry-wide volatility on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2010, we reduced our debt by $49.0 million, and ended fiscal 2010 with cash, cash equivalents, and investments totaling $181.3 million. As of October 2, 2010, our total cash, and investments exceeded the face value of our total debt by $71.3 million. We believe a strong cash position allows us to continue making longer term investments in product development and in cost reduction activities throughout the semiconductor cycle.

Technology Leadership

We compete largely by offering our customers the most advanced equipment and expendable tools available for the wire, wedge and die bonding processes. Our equipment is typically the most productive, has the highest levels of process capability, and as a result, has the lowest cost of ownership available in their respective markets. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

K&S’s leadership in the industry’s use of copper wire, instead of gold, for the wire bonding process is an example of the benefits of collaborative efforts. By working with customers, material suppliers, and suppliers of equipment used around the wire bonding process, we have developed a series of robust, high yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. Many of our customers started large scale conversion of their output to copper wire in fiscal 2010. We expect this conversion process to continue throughout the industry for the next several years, potentially driving a significant wire bonder replacement cycle as we believe much of the industries’ installed base is not suitable for copper bonding. Based on our industry leading copper bonding processes, we believe the market share for wire bonders configured for copper wire is much higher than our already leading market share for ball bonders in general.

We also maintain the technology leadership of our equipment by optimizing variants of our products to serve high growth niche markets. For example, over the last two years we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. We estimate the LED device market to be driven by the adoption of LED backlights for flat-screen displays as well as other LED applications in general lighting. In fiscal 2009, we launched two products optimized for these applications. These products represent our first product offerings specifically aimed at this high growth market, and since their introduction we have captured significant market share.

Another example of our developing equipment for high growth niche markets is our AT Premier. This machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format, for variants of the flip chip assembly process. Typical applications include complimentary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs.

Our focus on technology leadership also extends to die bonding. We offer a new die bonding platform, our state of the art iStackPS die bonder for advanced stacked die applications. iStackPS offers best-in-class throughput and accuracy, and we believe iStackPS is positioned to lead the market for its targeted applications.

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

Products and Services

We supply a range of bonding equipment and expendable tools. Our Equipment segment represented 90.7%, 75.7% and 82.6% of total net revenue for fiscal 2010, 2009 and 2008. Accordingly, our Expendable Tools segment represented 9.3%, 24.3% and 17.4% of total net revenue for fiscal 2010, 2009 and 2008.

Equipment Segment

We manufacture and sell a line of ball bonders, heavy wire wedge bonders, stud bumpers, and die bonders that are sold to semiconductor device manufacturers, their OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. Stud bumpers mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Die bonders are used to attach a die to the substrate or lead frame which will house the semiconductor device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and as a result, a lower cost of ownership.

Our principal Equipment segment products include:

Business Unit	Product Name	Typical Served Market
Ball bonders	IConnPS	Advanced and ultra fine pitch applications using either gold or copper wire
	IConnPS ProCu	Advanced copper wire applications demanding high productivity
	IConnPS LA	Large area applications
	ConnXPS	Cost performance, low pin count applications using either gold or copper wire
	ConnXPS LED	LED applications
	ConnXPS VLED	Vertical LED applications
	ConnXPS LA	Large area applications
	AT Premier	Stud bumping applications (high brightness LED and image sensor)

Wedge bonders	3600Plus	Power hybrid and automotive modules using either aluminum wire or ribbon
	7200Plus	Power semiconductors using either aluminum wire or ribbon
	7200HD	Smaller power packages using either aluminum wire or ribbon
	7600HD	Power semiconductors including smaller power packages using either aluminum wire or ribbon

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnXPS VLED.  Targeted for large area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010, we introduced the IConnPS ProCu which offers a significant new level of capability for customers transitioning from gold to copper wire bonding.

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

Heavy Wire Wedge Bonders

We are the leaders in the design and manufacture of heavy wire wedge bonders for the power semiconductor and automotive power module markets. Wedge bonders may use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. In addition, we see some potential use for our wedge bonder products in select solar applications.

Our portfolio of wedge bonding products includes:

•	The 3600Plus: high speed, high accuracy wire bonders designed for power modules, automotive packages and other large wire multi-chip module applications.
•	The 7200Plus: dual head wedge bonder designed specifically for power semiconductor applications.
•	The 7200HD: wedge bonder designed for smaller power packages using either aluminum wire or ribbon.
•	The 7600HD: wedge bonder targeted for small power packages.

While wedge bonding traditionally utilized aluminum wire, all of our wedge bonders are also available modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.

Die Bonders

Our die bonder, the iStack, was launched in March of 2009, and focuses on stacked die applications for both memory and OSAT customers.

iStack is targeted at stacked die and high end ball grid array (BGA) applications. In these applications, we expect up to 40% productivity increases compared to current generation machines. In addition, iStack has demonstrated superior accuracy and process control.

Other Equipment Products and Services

We also sell manual wire bonders, and we offer spare parts, equipment repair, training services, and upgrades for our equipment through our Support Services business unit.

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•
Capillaries:  expendable tools used in ball bonders. Made of ceramic, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment. In addition, our capillaries are used with both gold and copper wire.

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

Critical Accounting Policies

The preparation of consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an on-going basis, we evaluate estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, restructuring, and warranties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. As a result, we make judgments regarding the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, which have been reviewed with the Audit Committee of our board of directors, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and equipment installation obligations have been completed and customer acceptance, when applicable, has been received or otherwise released from installation or customer acceptance obligations. In the event terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (our factory), with title transferring to our customer at our loading dock or upon embarkation. We have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

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

•
Warranties: Our equipment is generally shipped with a one-year warranty against manufacturing defects. We establish reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ failure to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectibility of certain receivables. If global economic conditions deteriorate or political conditions were to change in some of the countries where we do business, it could have a significant impact on our results of operations, and our ability to realize the full value of our accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, we typically record as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months forecasted consumption for non-Wedge bonder equipment, twenty-four months consumption for Wedge bonder equipment and all spare parts, and twelve months consumption for expendable tools. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we reserve the difference between the carrying value of our   inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and cyclical market changes. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

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

In accordance with ASC 740, we utilize a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires us to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

Equity-Based Compensation

We account for equity-based compensation under the provisions of ASC No. 718, Compensation, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and performance-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant.

The calculation of equity-based compensation costs requires we estimate the number of awards that will be forfeited during the vesting period. We have estimated forfeitures at the time of grant based upon historical experience, and review the forfeiture rates periodically and make adjustments as necessary. In addition, the fair value of equity-based awards is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of ASC 718. In general, equity-based awards vest annually over a three year period. Our performance-based restricted stock entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee of the Board of Directors on the date of grant are met. If return on invested capital and revenue growth targets are not met, performance-based restricted stock does not vest. Estimated attainment percentages and the corresponding equity-based compensation expense reported may vary from period to period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in Item 8 for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our consolidated results of operations and financial condition.

Presentation of non-GAAP measures

Adjusted net income (loss), adjusted diluted net income (loss) per share and quarterly adjusted return on invested capital (“ROIC”) are supplemental measures of our performance that are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe certain non-GAAP measures provide investors with an additional, useful perspective on our performance as seen through the eyes of management. Beginning fiscal 2009, we have used non-GAAP measures along with GAAP financial results for: analyzing the performance of our businesses; strategic and tactical decision making; and determining compensation. We do not consider non-GAAP measures to be a substitute for, or superior to, financial results presented in accordance with GAAP. All of the non-GAAP measures included herein were reconciled to the most directly comparable GAAP results in the financial statements. These non-GAAP measures may be calculated differently from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on a comprehensive set of accounting rules or principles and some of the adjustments reflect the exclusion of items that are recurring and will be reflected in the our GAAP financial results for the foreseeable future.

We exclude the following from our GAAP results in presenting non-GAAP measures:

Equity-based compensation expenses

We recognize the fair value of our equity-based compensation in expense. Equity-based compensation consists of common stock, stock options and performance-based, market-based and time-based restricted stock granted under our equity compensation plans. Equity-based compensation can vary significantly in amount from period to period.

Other

We believe the exclusion of certain other amounts allows for improved comparisons of our results to both prior periods and other companies. We exclude the following other items from non-GAAP measures:

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

The following table reflects certain GAAP results and the corresponding non-GAAP financial measures for fiscal 2010 and 2009:

Unaudited	Fiscal
(in thousands, except per share amounts)	2010	2009 *

Gross profit (GAAP results)	$335,673	$88,843
- Equity-based compensation expense	207	64
Gross profit (Non-GAAP measures)	$335,880	$88,907

Income (loss) from operations (GAAP results)	$148,035	$(73,524)
- Amortization of intangibles	9,545	11,092
- Equity-based compensation expense	7,565	1,387
- Restructuring	2,402	10,959
- Impairment of goodwill	-	2,709
- Switzerland pension plan curtailment	-	(1,446)
- Net tax settlement benefit and other tax adjustments	-	1,812
Income (loss) from operations (Non-GAAP measures)	$167,547	$(47,011)

Weighted average shares outstanding (GAAP & Non-GAAP)
Basic	70,012	62,188
Diluted	73,548	62,188

Income (loss) per share from continuing operations (GAAP results)
Basic	$2.01	$(1.02)
Diluted	$1.92	$(1.02)

Adjustments to net income (loss) per share
Basic	$0.37	$0.24
Diluted	$0.35	$0.24

Income (loss) per share from continuing operations (Non-GAAP measures)
Basic	$2.38	$(0.78)
Diluted	$2.27	$(0.78)

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The following table reflects our adjusted ROIC for three months ended October 2, 2010:

	Three months ended
	October 2, 2010

Income from operations	$56,675
Adjustment: Depreciation and amortization (1)	4,273

Adjusted income from operations	60,948

Adjusted income from operations, annualized (2)		$243,792

Cash, cash equivalents, restricted cash and investments	$181,334
Adjustment: cash, cash equivalents, restricted cash and investments (3)	(106,334)

Adjusted cash, cash equivalents and investments		$75,000
Total assets excluding cash, cash equivalents and investments		398,835

Adjusted total assets		473,835

Total current liabilities	$125,130
Add: taxes payable (4)	1,968

Adjusted current liabilities		127,098

Adjusted net invested capital		$346,737

ROIC (4)		70.3%

(1) Depreciation and amortization are excluded from the ROIC calculation.
(2) ROIC is calculated as non-GAAP adjusted income from operations, annualized by multiplying the current quarter’s non-GAAP income from operations by 4, then divided by adjusted net invested capital. Adjusted income from operations is not intended to forecast the Company's future income from operations.
(3) Management estimates minimum cash requirement is $75.0 million.
(4) Adjusted current liabilities includes tax liabilities classified as current in prior periods but reclassed to long term liabilities as a result of our adoption of ASC 740.10 during the first quarter of fiscal 2008.

Results of Operations for fiscal 2010 and 2009

The following table reflects our income (loss) from operations for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009	$ Change	% Change
Net revenue	$762,784	$225,240	$537,544	238.7%
Cost of sales	427,111	136,397	290,714	213.1%
Gross profit	335,673	88,843	246,830	277.8%

Selling, general and administrative	130,978	106,175	24,803	23.4%
Research and development	56,660	53,483	3,177	5.9%
Impairment of goodwill	-	2,709	(2,709)	-100.0%
Operating expenses	187,638	162,367	25,271	15.6%

Income (loss) from operations	$148,035	$(73,524)	$221,559	301.3%

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

The following table reflects our bookings in fiscal 2010 and 2009:

	Fiscal
(in thousands)	2010	2009
Bookings	$973,062	$208,234

The following table reflects our backlog as of October 2, 2010 and October 3, 2009:

	As of
(in thousands)	October 2, 2010	October 3, 2009
Backlog	$252,459	$42,181

Net Revenue

Approximately 98.6% and 97.0% of our net revenue for fiscal 2010 and 2009, respectively, was for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.

The following table reflects net revenue by business segment for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009	$ Change	% Change
Equipment	$691,988	$170,536	$521,452	305.8%
Expendable Tools	70,796	54,704	16,092	29.4%
Total	$762,784	$225,240	$537,544	238.7%

Equipment

The following table reflects the components of Equipment net revenue change from fiscal 2010 to 2009:

	Fiscal 2010 vs. 2009
(in thousands)	Price	Volume	$ Change
Equipment	$669	$520,783	$521,452

For fiscal 2010, higher Equipment net revenue was due to a 413.9% increase in volume for ball bonders and 157.8% increase in volume for wedge bonders. The volume increases were due to higher semiconductor unit demand and increased capacity utilization rates of our customers, which in turn increased demand for capital equipment. In addition, customer investment in new copper bonding capability has driven a significant proportion of our ball bonder business.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change from fiscal 2010 to 2009:

	Fiscal 2010 vs. 2009
(in thousands)	Price	Volume	$ Change
Expendable Tools	$(752)	$16,844	$16,092

The increase in Expendable Tools net revenue from fiscal 2009 to 2010 was due to volume increases in all our Expendable Tools businesses. Since Expendable Tools products are consumables used for the connections of Integrated Circuits (“IC”) units, as overall consumer demand for electronic equipment has increased, so has the demand for IC units. As a result, volume increased for our Expendable Tools. Our non-wedge bonder Tools volume increased 31.3% while Blades volume increased 40.1%. Our wedge bonder tools net revenue also increased 25.7%.

Gross Profit

The following table reflects gross profit by business segment for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009	$ Change	% Change
Equipment	$292,946	$59,433	$233,513	392.9%
Expendable Tools	42,727	29,410	13,317	45.3%
Total	$335,673	$88,843	$246,830	277.8%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2010 and 2009:

	Fiscal		Basis Point
	2010	2009	Change
Equipment	42.3%	34.9%	740
Expendable Tools	60.4%	53.8%	660
Total	44.0%	39.4%	460

Equipment

The following table reflects the components of Equipment gross profit change from fiscal 2010 to 2009:

	Fiscal 2010 vs. 2009
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$669	$(220)	$233,064	$233,513

For fiscal 2010, gross profit increased significantly due to volume increases for ball bonders and wedge bonders. The higher semiconductor unit demand during the current year increased capacity utilization rates of our customers, which in turn increased demand for capital equipment.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change from fiscal 2010 to 2009:

	Fiscal 2010 vs. 2009
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$(752)	$6,216	$7,853	$13,317

The net increase in Expendable Tools gross profit from fiscal 2009 to 2010 was primarily due to volume increases in all Expendable Tools businesses. Since Expendable Tools products are consumables used for the connections of IC units, as overall consumer demand for electronic equipment increased, so has the demand for IC units. As a result, volume has increased for our Expendable Tools segment. Tools volume increased 31.3%, while Blades volume increased 40.1%. The increase in the gross profit was also due to lower cost from better absorption of fixed manufacturing costs as our volumes were higher. Consolidating our capillary tools manufacturing from Israel to China also contributed to our cost reductions and resulted in improved gross profit.

Operating Expenses

The following table reflects operating expenses as a percentage of net revenue for fiscal 2010 and 2009:

	Fiscal		Basis Point
	2010	2009	Change
Selling, general and administrative	17.2%	47.1%	2,990
Research and development	7.4%	23.7%	1,630
Impairment of goodwill	0.0%	1.2%	120
Total	24.6%	72.0%	4,740

Selling, general and administrative (“SG&A”)

An increase in SG&A expenses of $24.8 million during fiscal 2010 as compared to fiscal 2009 was primarily due to:

•	$14.7 million higher incentive compensation expense driven by current fiscal year net income as compared to a net loss during fiscal 2009;
•	$5.4 million increase in sales commissions due to higher net revenue for the current fiscal year;
•	$5.2 million higher equity-based compensation expense due to the following:
•
$2.3 million related to higher estimated percentage attainments for performance-based restricted stock, of which $0.3 million related to compensation as a result of the retirement of our Chief Executive Officer;

•	$1.5 million related to market-based restricted stock granted during fiscal 2010, of which $0.9 million related to compensation as a result of the retirement of our Chief Executive Officer, and;
•	$1.4 million related to time-based restricted stock granted during fiscal 2010.
•	$4.7 million higher consulting, employee staffing and travel related costs, of which $1.9 million relates to the retirement of our Chief Executive Officer and the hiring of his replacement;
•	$4.1 million higher factory transition costs for the move of additional production to Asia from Irvine, California and Israel;
•	$1.9 million pension expense related to a current year increase in our pension obligation primarily related to sales representatives in Taiwan, and;
•	$1.0 million unfavorable foreign currency variance.

These increases in SG&A were partially offset by:
•	$8.6 million lower severance costs related to prior fiscal year headcount reductions, and;
•	$2.9 million lower depreciation and amortization expense due to certain intangible assets and fixed assets becoming fully depreciated.

Research and development (“R&D”)

The $3.2 million increase of R&D expense during fiscal 2010 compared to fiscal 2009 was mostly attributable to:

•	$2.1 million higher R&D expense related to set up costs for our Israel technology center; and
•	$0.8 million higher equity-based compensation expense due to higher estimated percentage attainments for performance-based restricted stock and time-based restricted stock granted during fiscal 2010.

Impairment of goodwill

Due to the earlier than anticipated end of product life cycle for our EasyLine and SwissLine die bonders, during fiscal 2009, we recorded a non-cash goodwill impairment charge of $2.7 million which reduced the value of the die bonder goodwill to zero.

Income (Loss) from Operations

The following table reflects income (loss) from operations by business segment for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009 *	$ Change	% Change
Equipment	$137,321	$(78,741)	$216,062	274.4%
Expendable Tools	10,714	5,217	5,497	105.4%
Total	$148,035	$(73,524)	$221,559	301.3%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

Equipment

For fiscal 2010, higher Equipment income from operations was due to significantly improved volume for ball bonders and wedge bonders. In addition for fiscal 2010, the higher semiconductor unit-demand during the current year increased capacity utilization rates of our customers, which in turn increased demand for capital equipment.

Expendable Tools

The increase in Expendable Tools income from operations from fiscal 2009 to 2010 was due to volume increases in all our Expendable Tools businesses. Accordingly, the net increase in Expendable Tools gross profit from fiscal 2009 to 2010 was primarily due to volume increases in all Expendable Tools businesses. In addition, the increase in the gross profit was due to lower cost from better absorption of fixed manufacturing costs as our volumes were higher. Consolidating our capillary tools manufacturing from Israel to China also contributed to our cost reductions and resulted in improved gross profit.

Interest Income and Expense

The following table reflects interest income and interest expense for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009 *	$ Change	% Change
Interest income	$403	$1,106	$(703)	-63.6%
Interest expense	(1,348)	(1,594)	246	-15.4%
Interest expense: non-cash*	(6,985)	(6,594)	(391)	5.9%

* Fiscal 2009 adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The decline in interest income during fiscal 2010 was due to lower rates of return on invested cash balances because of lower prevailing interest rates. The decrease in interest expense during fiscal 2010 was attributable to the retirement of our 1.0% Convertible Subordinated Notes.

Gain on Extinguishment of Debt

There were no purchases of Convertible Subordinated Notes during fiscal 2010. The following table reflects purchases of our Convertible Subordinated Notes during fiscal 2009:

Fiscal
(in thousands)	2009
0.5% Convertible Subordinated Notes (1):
Face value purchased	$43,050
Net cash	42,839
Deferred financing costs	18
Recognized gain, net of deferred financing costs	193

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$16,036
Net cash	12,158
Deferred financing costs	106
Recognized gain, net of deferred financing costs	3,772
Gain on extinguishment of debt	$3,965

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.
(2)	Activity during fiscal 2009 reflects repurchases pursuant to a tender offer.

Provision (Benefit) for Income Taxes for fiscal 2010 and 2009

The following table reflects the provision (benefit) for income taxes and the effective tax rate from continuing operations for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009 *
Income (loss) from continuing operations before taxes	$140,105	$(76,641)
Benefit for income taxes	(2,037)	(13,029)

Income (loss) from continuing operations	$142,142	$(63,612)

Effective tax rate	-1.5%	17.0%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

Our effective tax rate of -1.5% for fiscal 2010 is lower than the U.S. statutory rate of 35.0% primarily due to certain domestic and foreign valuation allowance releases, permanent items, state taxes, and federal alternative minimum taxes. We continue to maintain a valuation allowance against a majority of our state deferred tax assets and deferred tax assets in certain foreign jurisdictions as the realization of these assets is not more likely than not given uncertainty of future earnings in these jurisdictions.

Our effective tax rate of 17.0% for fiscal 2009 is lower than the U.S. statutory rate of 35.0% primarily due to settlements of certain foreign income tax exposures, losses in foreign jurisdictions with tax holidays, permanent items, state taxes, and increases in the valuation allowance.

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

The following table reflects operating results of the Wire business discontinued operations for fiscal 2009:

Fiscal
(in thousands)	2009

Net revenue	$-

Income (loss) before tax	$(319)
Gain on sale of Wire business before tax	23,026
Income from discontinued operations before tax	22,707
Income tax expense	(696)
Income from discontinued operations, net of tax	$22,011

Results of Operations for fiscal 2009 and 2008

The following table reflects our loss from operations for fiscal 2009 and 2008:

	Fiscal
(in thousands)	2009	2008	$ Change	% Change
Net revenue	$225,240	$328,050	$(102,810)	-31.3%
Cost of sales	136,397	194,257	(57,860)	-29.8%
Gross profit	88,843	133,793	(44,950)	-33.6%

Selling, general and administrative	106,175	89,356	16,819	18.8%
Research and development	53,483	59,917	(6,434)	-10.7%
Impairment of goodwill	2,709	-	2,709	0.0%
U.S. pension plan termination	-	9,152	(9,152)	0.0%
Operating expenses	162,367	158,425	3,942	43.1%

Loss from operations	$(73,524)	$(24,632)	$(48,892)	-198.5%

Bookings and Backlog

The following table reflects our bookings in fiscal 2009 and 2008:

	Fiscal
(in thousands)	2009	2008
Bookings	$208,234	$291,994

The following table reflects our backlog as of October 3, 2009 and September 27, 2008:

	As of
(in thousands)	October 3, 2009	September 27, 2008
Backlog	$42,181	$49,508

Net Revenue

Approximately 97.0% and 95.6% of our net revenue for fiscal 2009 and 2008, respectively, was from shipments to customer locations outside of the United States, primarily in the Asia/Pacific region.

The following table reflects net revenue by business segment for fiscal 2009 and 2008:

	Fiscal
(dollar amounts in thousands)	2009	2008	$ Change	% Change
Equipment	$170,536	$271,019	$(100,483)	-37.1%
Expendable Tools	54,704	57,031	(2,327)	-4.1%
Total	$225,240	$328,050	$(102,810)	-31.3%

Equipment

The following table reflects the components of Equipment net revenue change from fiscal 2009 to 2008:

	Fiscal 2009 vs. 2008
(in thousands)	Price	Volume	Orthodyne	$ Change
Equipment	$(5,901)	$(120,824)	$26,242	$(100,483)

The decrease in net revenue from fiscal 2008 to fiscal year 2009 was mainly due to a 45.8% decrease in volume for Ball Bonders, 52.7% decrease in volume for Die Bonders and 31.8% decrease in Support Services. The fiscal 2009 decrease in volume was mainly due to a decline in global demand for assembly equipment during the first half of fiscal 2009 driven by the global economic downturn. As overall consumer demand for electronic equipment declined, so did factory utilization of our OSAT and IDM customers. The overall volume decrease was partially offset by net revenue from our Wedge Bonder Equipment business acquired during fiscal year 2009.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change from fiscal 2009 to 2008:

	Fiscal 2009 vs. 2008
(in thousands)	Price	Volume	Orthodyne	$ Change
Expendable Tools	$2	$(17,764)	$15,437	$(2,327)

The net decrease in Expendable Tools revenue from fiscal 2008 to 2009 was due to volume decreases in both our Tools and Blades businesses. Tools volumes decreased 31.0%, while Blades volumes decreased 30.6%. Our Expendable Tools products are consumables used for the connections of IC units; therefore, as overall consumer demand for electronic equipment declined in the first half of fiscal 2009, due to the economic downturn, the demand for IC units also declined. As a result, volume declined for our Expendable Tools segment. Offsetting this volume decrease was the net revenue from our newly acquired Wedge bonder Tools business.

Gross Profit

The following table reflects gross profit by business segment for fiscal 2009 and 2008:

	Fiscal
(dollar amounts in thousands)	2009	2008	$ Change	% Change
Equipment	$59,433	$105,520	$(46,087)	-43.7%
Expendable Tools	29,410	28,273	1,137	4.0%
Total	$88,843	$133,793	$(44,950)	-33.6%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2009 and 2008:

	Fiscal		Basis Point
	2009	2008	Change
Equipment	34.9%	38.9%	(408)
Expendable Tools	53.8%	49.6%	419
Total	39.4%	40.8%	(134)

Equipment

The following table reflects the components of Equipment gross profit change from fiscal 2009 to 2008:

	Fiscal 2009 vs. 2008
(in thousands)	Price	Cost	Volume	Orthodyne	$ Change
Equipment	$(5,901)	$1,201	$(49,298)	$7,911	$(46,087)

The decrease in gross profit from fiscal 2008 to 2009 was mainly due to decrease in volume for Ball Bonders and Die Bonders as well as decline in Support Services. The fiscal 2009 decrease in volume was mainly due to a decline in global demand for assembly equipment during the first half of fiscal 2009 driven by the global economic downturn. As overall consumer demand for electronic equipment declined, so did the factory utilization of our OSAT and IDM customers. The decrease in gross profit was partially offset by gross profit from our Wedge Bonder Equipment business acquired during fiscal 2009. The improvement in cost is primarily due to cost reduction efforts related to material purchases.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change from fiscal 2009 to 2008:

	Fiscal 2009 vs. 2008
(in thousands)	Price	Cost	Volume	Orthodyne	$ Change
Expendable Tools	$2	$(970)	$(8,818)	$10,923	$1,137

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

Operating Expenses

The following table reflects operating expenses as a percentage of net revenue for fiscal 2009 and 2008:

	Fiscal		Basis Point
	2009	2008	Change
Selling, general and administrative	47.1%	27.2%	1,990
Research and development	23.7%	18.3%	548
Impairment of goodwill	1.2%	0.0%	120
U.S. pension plan termination	0.0%	2.8%	(279)
Total	72.0%	48.3%	2,379

The SG&A increase of $16.8 million during fiscal 2009 as compared to fiscal 2008 was primarily due to:

•	$29.8 million of expense related to our Wedge bonder business acquired during fiscal 2009 of which $10.9 million related to amortization of intangible assets and $1.9 million was for severance;
•	$4.0 million of severance costs related to our fiscal 2009 plan to reduce our global workforce;
•	$2.7 million expense related to contractual commitments for former Test facilities;
•	$1.8 million of legal expense; and
•	$1.7 million of factory transition expense related to moving additional production to Singapore, China and Malaysia.

These increases in SG&A were partially offset by:
•	$20.3 million of overall cost reductions due mainly to our fiscal 2009 global workforce reduction;
•	$2.3 million of lower foreign currency exchange losses;
•	$1.4 million curtailment of our Switzerland pension plan in fiscal 2009; and
•	$1.3 million lower incentive compensation and equity-based compensation expense.

Research and development (“R&D”)

The $6.4 million decrease of R&D expense during fiscal 2009 compared to 2008 was mostly attributable to:

•	$15.6 million of lower Equipment segment costs due to reduced headcount, and
•	$1.6 million less prototype spending with the releases of our latest ball bonder and die bonder product platforms.

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

Income (Loss) from Operations

The following table reflects income (loss) from operations by business segment for fiscal 2009 and 2008:

	Fiscal
(dollar amounts in thousands)	2009	2008	$ Change	% Change
Equipment	$(78,741)	$(25,934)	$(52,807)	203.6%
Expendable Tools	5,217	1,302	3,915	300.7%
Total	$(73,524)	$(24,632)	$(48,892)	198.5%

Equipment

The higher net loss from operations from fiscal 2008 to 2009 was mainly due to decreases in volume for Ball Bonders and Die Bonders as well as decline in Support Services. In addition, higher operating expenses for Wedge bonder amortization of intangibles and severance increased the Equipment net loss.

Expendable Tools

The higher Expendable Tools net income from operations from fiscal 2008 to 2009 was primarily due to the newly acquired Wedge bonder Tools business partially offset by our Tools and Blades businesses. In addition, lower operating expenses due to overall cost reduction measures increased our Expendable Tools net income.

Interest Income and Expense

The following table reflects interest income and interest expense for fiscal 2009 and 2008:

	Fiscal
(dollar amounts in thousands)	2009	2008	$ Change	% Change
Interest income	$1,106	$4,732	$(3,626)	-76.6%
Interest expense	(1,594)	(1,985)	391	-19.7%
Interest expense: non-cash *	(6,594)	(6,616)	22	-0.3%

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

Gain on Extinguishment of Debt

The following table reflects purchases of our Convertible Subordinated Notes during fiscal 2009 and 2008:

	Fiscal
(in thousands)	2009	2008
0.5% Convertible Subordinated Notes (1):
Face value purchased	$43,050	$4,000
Net cash	42,839	3,815
Deferred financing costs	18	15
Recognized gain, net of deferred financing costs	193	170

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$16,036	$-
Net cash	12,158	-
Deferred financing costs	106	-
Recognized gain, net of deferred financing costs	3,772	-

Gain on extinguishment of debt	$3,965	$170

(1) Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.
(2) Activity during fiscal 2009 reflects repurchases pursuant to a tender offer.

Benefit for Income Taxes for fiscal 2009 and 2008

The following table reflects the provision (benefit) for income taxes and the effective tax rate from continuing operations for fiscal 2009 and 2008:

	Fiscal
(dollar amounts in thousands)	2009 *	2008 *
Loss from continuing operations before taxes	$(76,641)	$(28,331)
Benefit for income taxes	(13,029)	(3,610)

Loss from continuing operations	$(63,612)	$(24,721)

Effective tax rate	17.0%	12.7%

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

Our provision for income taxes from continuing operations for fiscal 2009 reflects an income tax benefit of $13.0 million which primarily consists of $12.4 million of net income tax benefit for the settlement of certain foreign income tax exposures and $0.4 million for the reduction in deferred tax liabilities related to potential repatriation of foreign earnings. These amounts are offset by $0.2 million for state taxes, $0.1 million for income tax related to foreign operations, $0.1 million for foreign withholding taxes and $0.1 million of other U.S. current and deferred taxes.

Our income tax benefit for fiscal 2008 reflects income tax expense on foreign income tax exposures, foreign withholding taxes, repatriation of foreign earnings, federal alternative minimum taxes and state taxes offset by income tax benefits related to the termination of the pension plan and income tax benefits on loses in foreign jurisdictions.

Our effective tax rate of 17.0% for fiscal 2009 is lower than the U.S. statutory rate of 35% primarily due to settlements of certain foreign income tax exposures, losses in foreign jurisdictions with tax holidays, permanent items, state taxes, and increases in the valuation allowance.  We continue to maintain a valuation allowance against certain deferred tax assets which, based on an analysis of positive and negative evidence are more likely than not to not be realized.  This evidence includes analysis of past results, uncertainty with respect to the impact of restructuring of certain international operations, projections of future results and the significant historic volatility of our Equipment segment.

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

The following table reflects operating results of the Wire business discontinued operations for fiscal 2009 and 2008:

	Fiscal
(in thousands)	2009	2008

Net revenue	$-	$423,971

Income (loss) before tax	$(319)	$23,690
Gain on sale of Wire business before tax	23,026	-
Income from discontinued operations before tax	22,707	23,690
Income tax expense	(696)	(249)
Income from discontinued operations, net of tax	$22,011	$23,441

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2010, our working capital needs were funded through cash from operating activities. Our net increase in cash was primarily due to fiscal 2010 net income partially offset by cash used to repay our Convertible Subordinated Notes that matured and were redeemed during fiscal 2010.

The following table reflects cash, cash equivalents, restricted cash, and short-term investments as of October 2, 2010 and October 3, 2009:

	As of
(dollar amounts in thousands)	October 2, 2010	October 3, 2009	$ Change
Cash and cash equivalents	$178,112	$144,560	$33,552
Restricted cash (1)	237	281	(44)
Short-term investments	2,985	-	2,985
Total cash and investments	$181,334	$144,841	$36,493

Percentage of total assets	31.3%	35.1%

(1)  Fiscal 2010 and 2009 restricted cash related to customs requirements in Malaysia and China, respectively.

The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2010 and 2009:

	Fiscal
(in thousands)	2010	2009

Cash flows provided by (used in):

Operating activities, continuing operations	$87,638	$(51,406)
Operating activities, discontinued operations	(1,839)	(2,116)
Operating activities	85,799	(53,522)

Investing activities, continuing operations	(4,591)	(51,453)
Investing activities, discontinued operations	(1,838)	149,857
Investing activities	(6,429)	98,404

Financing activities	(46,121)	(45,439)

Effect of exchange rate on cash and cash equivalents	303	185

Changes in cash and cash equivalents	33,552	(372)
Cash and cash equivalents, beginning of period	144,560	144,932
Cash and cash equivalents, end of period	178,112	144,560
Restricted cash and short-term investments	3,222	281
Total cash and investments	$181,334	$144,841

Fiscal 2010

Continuing Operations

Net cash provided by operating activities was primarily a result of net income of $142.1 million plus non-cash adjustments of $30.3 million partially offset by a net increase in net working capital of $84.8 million. The net increase in working capital was primarily driven by increases in accounts receivable and inventory offset by increases in accounts payable.

Net cash used in investing activities of $4.6 million was comprised of capital expenditures of $6.3 million and purchases of investments of $3.0 million partially offset by $3.9 million of net proceeds from the sale of our building in Israel and $0.7 million of net proceeds from the sale of a portion of land in Berg, Switzerland.

Net cash used in financing activities was due to the maturity and redemption of our 1.0% Convertible Subordinated Notes for $49.0 million partially offset by proceeds from stock option exercises of $2.9 million.

Discontinued Operations

Net cash used in operating activities was primarily facility payments related to our former Test business of $1.8 million.

Net cash used in investing activities of $1.8 million was the result of the sale of our Wire business.

Fiscal 2009

Continuing Operations

Net cash used in operating activities was primarily a result of a $63.6 million net loss partially offset by other non-cash adjustments and increases in net working capital. The net increase in working capital were primarily driven by changes in income taxes payable, accounts receivable, and accounts payable.

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

Discontinued Operations

Net cash used in operating activities was primarily facility payments related to our former Test business of $1.8 million and $0.3 million of shutdown activities for our former Wire business.

Net cash provided by investing activities of $149.9 million was the result of the sale of our Wire business.

Fiscal 2011 Liquidity and Capital Resource Outlook

We expect our fiscal 2011 capital expenditures to be $13.0 to $14.0 million. Expenditures are anticipated to be primarily used for the expansion of our manufacturing operations infrastructure in Asia and various R&D projects.

We believe that our existing cash and investments, anticipated cash flows from operations and available credit facility will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We will continue to use our cash for working capital needs, general corporate purposes, and to repay and/or refinance our Convertible Subordinated Notes.

We may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities.  The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.

Convertible Subordinated Notes

The following table reflects debt, consisting of Convertible Subordinated Notes, as of October 2, 2010 and October 3, 2009:

		Conversion		As of
Rate	Payment dates of each year	price	Maturity date	October 2, 2010	October 3, 2009 *
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$110,000	$110,000
Debt discount on 0.875% Convertible Subordinated Notes due June 2012				(11,525)	(17,783)
1.000%	June 30 and December 30	$12.84	Redeemed June 30, 2010	-	48,964
				$98,475	$141,181

The following table reflects additional information regarding our Convertible Subordinated Notes as of
October 2, 2010:
Description	Maturity date	Par value	Fair value as of October 2, 2010 (1)
		(in thousands)
0.875 % Convertible Subordinated Notes (2)	June 1, 2012	$110,000	$102,025
		$110,000	$102,025

(1)	In accordance with ASC 820, we rely upon quoted market prices.

(2)	We determined our corporate rating was not necessary; therefore, our 0.875% Convertible Subordinated Notes are not rated.

The following table reflects amortization expense related to issuance costs from our Subordinated Convertible Notes for fiscal 2010, 2009, and 2008:

	Fiscal
(in thousands)	2010	2009 *	2008 *
Amortization expense related to issue costs	$718	$791	$1,236

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

1.00% Convertible Subordinated Notes

During fiscal 2010 our outstanding 1.0% Notes matured in June 2010 and were redeemed.

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

0.50% Convertible Subordinated Notes

During fiscal 2009, we purchased in the open market $43.1 million (face value) of our 0.5% Convertible Subordinated Notes for net cash of $42.8 million. A net gain of $0.2 million was recognized during fiscal 2009 related to these repurchases. The remaining 0.5% Convertible Subordinated Notes matured November 2008 and were redeemed.

In addition during fiscal 2008, we purchased in the open market $4.0 million (face value) of the outstanding notes for net cash of $3.8 million and recognized a net gain of $0.2 million, net of unamortized deferred financing costs related to these repurchases.

Other Obligations and Contingent Payments

Under GAAP, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of October 2, 2010 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the following table for additional information.

The following table identifies obligations and contingent payments under various arrangements as of October 2, 2010:

		Payments due by fiscal period
		Less than	1 - 3	3 - 5	More than	Due date not
(in thousands)	Total	1 year	years	years	5 years	determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$110,000		$110,000

Current and long-term liabilities:
Pension plan obligations	4,659					$4,659
Severance	5,169	$2,947	281			1,941
Facility accrual related to discontinued operations (Test)	3,061	1,734	1,327
Obligations related to Chief Executive Officer transition (2)	3,024	2,201	823
Operating lease retirement obligations	2,226	140	669	$622	$795
Long-term income taxes payable	1,968					1,968
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$130,107	$7,022	$113,100	$622	$795	$8,568

Contractual Obligations:
Inventory purchase obligations (3)	$99,231	$99,231				$-
Operating lease obligations (4)	32,596	8,710	$11,846	$5,295	$6,745
Cash paid for interest	1,926	963	963
Commercial Commitments:
Standby Letters of Credit (5)	95	95
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$133,848	$108,999	$12,809	$5,295	$6,745	$-

(1) Does not reflect debt discount of $11.5 million related to our 0.875% Notes.
(2) In connection with the September 2010 retirement of our Chief Executive Officer (“CEO”), we entered into a three year consulting arrangement with him. In addition, in connection with the employment agreement for our recently hired CEO, we are obligated to pay certain bonus and relocation payments.
(3) We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation. The significant increase in inventory purchase obligations is attributable to anticipated higher sales.

(4) We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).
(5) We provide standby letters of credit which represent obligations in lieu of security deposits for employee benefit programs and a customs bond.

Credit Facility

On September 29, 2010, Kulicke and Soffa Global Holding Corporation (“GHC”), our wholly-owned subsidiary, entered into a Short Term Credit Facilities Agreement (the “Facilities Agreement”) with DBS Bank Ltd. Labuan Branch (“DBS Bank”). In accordance with the Facilities Agreement, DBS Bank has agreed to make available to GHC the following banking facilities:

(i) a short term loan facility of up to $12.0 million (the “STL Facility”); and
(ii) a revolving credit facility of up to $8.0 million (the “RC Facility”).

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to GHC until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund GHC’s working capital requirements. There are currently no outstanding amounts under the Facilities Agreement. The Facilities Agreement contains customary representations and warranties and covenants for agreements of this nature, including covenants that require GHC to maintain a positive net worth and to maintain all of our material operating accounts with DBS Bank Ltd, Singapore. Events of default under the Facilities Agreement include: (i) the failure to make payments when due, (ii) breach of covenants, (iii) breach of representations and warranties, (iv) insolvency, and (v) any material adverse change in GHC or our financial condition which would affect GHC’s ability to perform its obligations under the Facilities Agreement and the related security documents. We have agreed to guarantee GHC’s obligations under the Facilities Agreement pursuant to a Guaranty Agreement, dated as September 29, 2010, by and between us and DBS Bank.

In connection with the Facilities Agreement, on September 29, 2010, GHC and DBS Bank entered into a Debenture, pursuant to which GHC granted a security interest in substantially all of its assets, which include most of our consolidated accounts receivable and inventory, to secure the obligations under the Facilities Agreement.

Orthodyne Earnout

On October 3, 2008, we completed the acquisition of certain assets of Orthodyne and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). A former owner of Orthodyne was employed by us until his resignation on October 31, 2010. Payment from the Earnout is not contingent upon his employment. As of October 2, 2010, the maximum payout under the Earnout was $10.0 million; however, we estimated that our maximum exposure would not exceed $2.8 million. As of October 2, 2010, no Earnout was accrued.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements such as derivatives, indirect guarantees of indebtedness, contingent interests, or obligations associated with variable interest entities.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of October 2, 2010, we held $3.0 million of available-for-sale investments which subject us to interest rate risk. Our available-for-sale securities consist of fixed income investments (such as corporate bonds, commercial paper, time deposits and U.S. Treasury and Agency securities, or mutual funds that invest in these instruments). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations.

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

Based on our overall currency rate exposure as of October 2, 2010, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could impact on our financial position, results of operations or cash flows by $3.0 to $4.0 million. Our board of directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc., and its subsidiaries (the "Company") at October 2, 2010 and October 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) in fiscal 2010.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 9, 2010

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	October 2, 2010	October 3, 2009 *
ASSETS
Current Assets:
Cash and cash equivalents	$178,112	$144,560
Restricted cash	237	281
Short-term investments	2,985	-
Accounts and notes receivable, net of allowance for doubtful
accounts of $980 and $1,378, respectively	196,035	95,779
Inventories, net	73,893	41,489
Prepaid expenses and other current assets	15,985	11,566
Deferred income taxes	5,443	1,786
TOTAL CURRENT ASSETS	472,690	295,461

Property, plant and equipment, net	30,059	36,046
Goodwill	26,698	26,698
Intangible assets	39,111	48,656
Other assets	11,611	5,774
TOTAL ASSETS	$580,169	$412,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$-	$48,964
Accounts payable	82,353	39,908
Accrued expenses and other current liabilities	41,498	32,576
Income taxes payable	1,279	1,612
TOTAL CURRENT LIABILITIES	125,130	123,060

Long-term debt	98,475	92,217
Deferred income taxes	20,355	16,282
Other liabilities	13,729	10,273
TOTAL LIABILITIES	257,689	241,832

Commitments and contingent liabilities (Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock; without par value:
Authorized - 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 75,429 and 74,370, respectively; Outstanding 70,475 and 69,415 shares, respectively	423,715	413,092
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated deficit	(55,670)	(197,812)
Accumulated other comprehensive income	791	1,879
TOTAL SHAREHOLDERS' EQUITY	322,480	170,803

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$580,169	$412,635

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal
	2010	2009 *	2008 *
Net revenue	$762,784	$225,240	$328,050
Cost of sales	427,111	136,397	194,257
Gross profit	335,673	88,843	133,793

Selling, general and administrative	130,978	106,175	89,356
Research and development	56,660	53,483	59,917
Impairment of goodwill	-	2,709	-
U.S. pension plan termination	-	-	9,152
Operating expenses	187,638	162,367	158,425

Income (loss) from operations	148,035	(73,524)	(24,632)

Interest income	403	1,106	4,732
Interest expense	(8,333)	(8,188)	(8,601)
Gain on extinguishment of debt	-	3,965	170
Income (loss) from continuing operations before income taxes	140,105	(76,641)	(28,331)
Benefit for income taxes from continuing operations	(2,037)	(13,029)	(3,610)
Income (loss) from continuing operations	142,142	(63,612)	(24,721)
Income from discontinued operations, net of tax	-	22,011	23,441
Net income (loss)	$142,142	$(41,601)	$(1,280)

Income (loss) per share from continuing operations:
Basic	$2.01	$(1.02)	$(0.46)
Diluted	$1.92	$(1.02)	$(0.46)

Income per share from discontinued operations:
Basic	$-	$0.35	$0.44
Diluted	$-	$0.35	$0.44

Net income (loss) per share:
Basic	$2.01	$(0.67)	$(0.02)
Diluted	$1.92	$(0.67)	$(0.02)

Weighted average shares outstanding:
Basic	70,012	62,188	53,449
Diluted	73,548	62,188	53,449

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fiscal
	2010	2009 *	2008 *
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$142,142	$(41,601)	$(1,280)
Less: Income from discontinued operations	-	22,011	23,441
Income (loss) from continuing operations	142,142	(63,612)	(24,721)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	17,531	21,225	7,563
Equity-based compensation and employee benefits	8,949	2,198	6,578
Amortization of debt discount and debt issuance costs	6,976	6,593	6,616
Provision for inventory valuation	1,519	8,154	3,999
Deferred taxes	(4,735)	(6,806)	(3,151)
Provision for doubtful accounts	32	291	361
Impairment of goodwill	-	2,709	-
Gain on extinguishment of debt	-	(3,965)	(170)
Switzerland pension plan curtailment	-	(1,446)	-
U.S. pension plan termination	-	-	9,152
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	(101,098)	(16,566)	60,984
Inventory	(34,065)	2,333	6,949
Prepaid expenses and other current assets	(4,654)	7,979	(5,130)
Accounts payable, accrued expenses and other current liabilities	54,080	13,996	(44,033)
Income taxes payable	(322)	(25,633)	1,598
Other, net	1,283	1,144	341
Net cash provided by (used in) continuing operations	87,638	(51,406)	26,936
Net cash provided by (used in) discontinued operations	(1,839)	(2,116)	1,126
Net cash provided by (used in) operating activities	85,799	(53,522)	28,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,271)	(5,263)	(7,851)
Purchase of investments classified as available-for-sale	(2,985)	(2,406)	(31,331)
Proceeds from sales of investments classified as available-for-sale	-	8,536	44,583
Proceeds from sale of property, plant, and equipment	4,621	-	-
Changes in restricted cash, net	44	34,719	(35,000)
Purchase of Orthodyne	-	(87,039)	-
Net cash used in continuing operations	(4,591)	(51,453)	(29,599)
Net cash provided by (used in) discontinued operations	(1,838)	149,857	(193)
Net cash provided by (used in) investing activities	(6,429)	98,404	(29,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(48,964)	(84,358)	(3,831)
Proceeds from exercise of stock options	2,872	223	549
Net proceeds from sale of common stock	(29)	38,696	-
Net cash provided by (used in) financing activities	(46,121)	(45,439)	(3,282)
Effect of exchange rate changes on cash and cash equivalents	303	185	(627)
Changes in cash and cash equivalents	33,552	(372)	(5,639)
Cash and cash equivalents at beginning of period	144,560	144,932	150,571
Cash and cash equivalents at end of period	$178,112	$144,560	$144,932
CASH PAID DURING THE PERIOD FOR:
Interest	$1,452	$1,708	$1,971
Income Taxes	$3,119	$11,032	$4,704

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

					Accumulated
					Other
	Common Stock		Treasury	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Stock	Deficit	Income (Loss)	Equity
Balances as of September 29, 2007 *	53,218	$318,389	$(46,118)	$(155,738)	$(5,247)	$111,286

Employer contribution to the Company's 401(k) plan	193	1,174				1,174
Issuance of stock for services rendered	107	720				720
Exercise of stock options	130	549				549
Equity-based compensation expense		4,684				4,684
Impact of Income Taxes, General adoption (Note 11)				807		807
Impact of Debt, Debt With Conversion Options adoption (Note 6)				(5,102)		(5,102)
Components of comprehensive income:						-
Net income (1)				3,822		3,822
Translation adjustment					244	244
Unrealized loss on investments, net					(18)	(18)
Unamortized pension costs					7,230	7,230
Total comprehensive income						11,278
Balances as of September 27, 2008 *	53,648	$325,516	$(46,118)	$(156,211)	$2,209	$125,396

Employer contribution to the Company's 401(k) plan	357	811				811
Issuance of stock for services rendered	181	540				540
Exercise of stock options	156	461				461
Purchase of treasury stock	(44)		(238)			(238)
Equity-based compensation expense		847				847
Shares issued for purchase of Orthodyne	7,117	46,221				46,221
Sale of common stock	8,000	38,696				38,696
Impact of Debt, Debt With Conversion Options adoption (Note 6)				(5,587)		(5,587)
Components of comprehensive loss:
Net loss (1)				(36,014)		(36,014)
Translation adjustment					(151)	(151)
Unrealized gain on investments, net					16	16
Switzerland pension plan curtailment					193	193
Unamortized pension costs					(388)	(388)
Total comprehensive loss						(36,344)
Balances as of October 3, 2009 *	69,415	$413,092	$(46,356)	$(197,812)	$1,879	$170,803

Employer contribution to the Company's 401(k) plan	212	1,384				1,384
Issuance of stock for services rendered	114	720				720
Exercise of stock options	502	2,872				2,872
Issuance of shares for time-based restricted stock	232	-				-
Equity-based compensation expense		5,676				5,676
Costs related to prior year sale of common stock		(29)				(29)
Components of comprehensive income:						-
Net income				142,142		142,142
Translation adjustment					1,021	1,021
Unamortized pension costs					(2,109)	(2,109)
Total comprehensive income						141,054
Balances as of October 2, 2010	70,475	$423,715	$(46,356)	$(55,670)	$791	$322,480

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options
(1)	Includes continuing and discontinued operations (see Note 2).

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

As of October 4, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”), which requires issuers of convertible debt instruments that may be settled in cash upon conversion to initially record the liability and equity components of the convertible debt separately. The Company adopted the provisions of ASC 470.20 on a retrospective basis for all prior periods presented (see Note 6).

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

Fiscal Year

Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The fiscal year end for 2010, 2009 and 2008 ended on October 2, 2010, October 3, 2009 and September 27, 2008, respectively.

Nature of Business

The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and OSATs worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools such as those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant areas involving the use of estimates in these financial statements include, but are not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, restructuring, and warranties. The Company estimates on historical experience and on various other assumptions that it believes to be reasonable. As a result, the Company makes judgments regarding the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of October 2, 2010 and October 3, 2009 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

The Company’s products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. The Company relies on OSATs to manufacture many of these components and subassemblies and it relies on sole source suppliers for some important components and raw material inventory.

The Company is also exposed to foreign currency fluctuations that impact the remeasurement of the net monetary assets of those operations whose functional currencies differ from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to operations in these countries, Japan and China have exposure related to the translation of their financial statements from their respective functional currencies to the U.S. dollar.

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

Investments

Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with ASC No. 820, Investments-Debt & Equity Securities (“ASC 820”), and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers' failure to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company is also subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectibility of certain receivables. If global economic conditions deteriorate or political conditions were to change in some of the countries where the Company does business, it could have a significant impact on the results of operations, and the Company's ability to realize the full value of its accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company generally records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months future consumption for non-Wedge bonder equipment, twenty-four months consumption for Wedge bonder equipment and all spare parts, and twelve months consumption for expendable tools. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, market conditions and the next cyclical market upturn. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

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

Valuation of Long-Lived Assets

The Company's long-lived assets are primarily property, plant, intangible assets and equipment and goodwill. In accordance with the provisions of ASC No. 350, Intangibles, Goodwill and Other ("ASC 350") goodwill is not amortized. ASC 350 also requires that, at least annually, an impairment test be performed to support the carrying value of goodwill. In addition, whenever events occur that would more likely than not reduce the fair value of reporting unit below its carrying amount, a goodwill impairment test will be performed. The fair value of the Company's goodwill is based upon estimates of future cash flows and other factors.

In accordance with ASC No. 360, Property, Plant & Equipment ("ASC 360"), the Company's property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. ASC 360 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity's own assumptions about its use of the asset or asset group and must factor in all available evidence.

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

Revenue Recognition

In accordance with ASC No. 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and equipment installation obligations have been completed and customer acceptance, when applicable, has been received or otherwise released from installation or customer acceptance obligations. In the event terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (the Company’s factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

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

In accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”), the Company accounts for uncertain tax positions taken or expected to be taken in its income tax return. Under ASC 740.10, the Company utilizes a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

Equity-Based Compensation

The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation, Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and performance-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

Earnings per Share

Earnings per share (“EPS”) are calculated in accordance with ASC No. 260, Earnings per Share. Basic EPS include only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards and convertible subordinated notes outstanding during the period, when such instruments are dilutive.

In accordance with ASC No. 260.10.55, Earnings per Share - Implementation & Guidance (“ASC 260.10.55”), the Company treats all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied. The Company adopted ASC 260.10.55 on October 4, 2009 and has retrospectively adjusted prior period earnings per share (see Note 10).

NOTE 2: DISCONTINUED OPERATIONS

On September 29, 2008, the Company completed the sale of certain assets and liabilities associated with its Wire business. The Company recognized net proceeds of $149.9 million and a net gain of $22.7 million, net of tax, during fiscal 2009. The Company did not recognize any income or loss from discontinued operations during fiscal 2010.

The following table reflects operating results of the Wire business discontinued operations for fiscal 2009 and 2008:

	Fiscal
(in thousands)	2009	2008

Net revenue	$-	$423,971

Income (loss) before tax	$(319)	$23,690
Gain on sale of Wire business before tax	23,026	-
Income from discontinued operations before tax	22,707	23,690
Income tax expense	(696)	(249)
Income from discontinued operations, net of tax	$22,011	$23,441

The following table reflects cash flows associated with the Company’s discontinued operations for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009	2008

Cash flows provided by (used in):
Operating activities: Wire business	$-	$(319)	$2,680
Operating activities: Test business (sold fiscal 2006) (1)	(1,839)	(1,797)	(1,554)
Operating cash flows from discontinued operations	$(1,839)	$(2,116)	$1,126
Investing activities: Wire business (2)	(1,838)	149,857	(193)

Net cash provided by discontinued operations	$(3,677)	$147,741	$933

(1)	Represents facility-related costs associated with the Company’s former Test operations which will continue until fiscal 2012.
(2)	Fiscal 2010 amount represents final settlement of working capital adjustments with Heraeus.

NOTE 3: RESTRUCTURING

During fiscal 2010, the Company committed to a plan to reduce its Irvine, California workforce by approximately 60 employees over a period of approximately 26 months. As part of this workforce reduction plan, substantially all of the Company's California-based wedge bonder manufacturing will be transferred to the Company's manufacturing facilities in Kuala Lumpur, Malaysia and Singapore. Certain administrative functions will also be transferred to Malaysia and Singapore. Management determined that it was in the best interests of the Company to reduce costs by migrating production and certain administrative functions from California to Asia.

With respect to the California-based wedge bonder transfer to Asia, the Company anticipates $1.1 million of additional pre-tax expense, which will consist of $0.8 million of severance and $0.3 million of retention costs. The Company expects substantially all of this expense to be incurred by the end of the second fiscal quarter of 2011, with corresponding cash payments to be incurred from the second fiscal quarter of 2011 until the end of fiscal 2012.

In fiscal 2009, the Company committed to a plan to reduce its Israel-based workforce by approximately 155 employees by the end of fiscal 2010. This workforce reduction plan was a result of substantially all of the Company’s Israel-based manufacturing has been transferred to the Company’s manufacturing facilities in Suzhou, China. As part of the Israel-based manufacturing transition to China, in January 2010, the Company sold its facility in Israel and simultaneously entered into an agreement to leaseback a portion of the building for five years with an option to extend the lease. The Company realized a $0.7 million gain on the sale which is being recognized over the five year lease term.

During fiscal 2009, the Company committed to a plan and reduced its global workforce by approximately 490 employees. These workforce reductions represented approximately 20% of total employees and were completed to minimize cash usage and reduce employee compensation costs.

The following table reflects severance activity for fiscal 2010 and 2009:

	Fiscal
(in thousands)	2010	2009

Accrual for estimated severance and benefits, beginning of period	$2,413	$-
Provision for severance and benefits: Equipment segment (1)	1,400	4,598
Provision for severance and benefits: Expendable Tools segment (1)	921	2,804
Provision for severance and benefits required by local law (2)	-	1,035
Payment of severance and benefits	(2,339)	(6,024)
Accrual for estimated severance and benefits, end of period (3)	$2,395	$2,413

(1) Provision for severance and benefits is the total amount incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2)  The Company had previously recorded approximately $1.0 million related to severance and benefits as required by local law.
(3) The accrual for estimated severance as of October 2, 2010 and October 3, 2009 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet.  In addition to these restructuring amounts, the Company has other severance obligations included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet.

As business has recovered during fiscal 2010 from the fiscal 2009 global economic downturn and demand for the Company’s products increased, the Company increased its number of employees primarily related to manufacturing. The Company expects to continue to consolidate certain of its operations from the United States and other areas to Asia.

NOTE 4: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of October 2, 2010 and October 3, 2009:

	As of
(in thousands)	October 2, 2010	October 3, 2009

Short term investments, available for sale:
Deposits maturing within one year (1)	$2,985	$-
	2,985	-

Inventories, net:
Raw materials and supplies	$41,693	$30,048
Work in process	26,682	10,788
Finished goods	15,658	13,170
	84,033	54,006
Inventory reserves	(10,140)	(12,517)
	$73,893	$41,489

Property, plant and equipment, net (2):
Land	$2,086	$2,735
Buildings and building improvements	11,601	14,351
Leasehold improvements	9,966	11,695
Data processing equipment and software	22,280	21,822
Machinery, equipment, furniture and fixtures	37,007	40,600
	82,940	91,203
Accumulated depreciation	(52,881)	(55,157)
	$30,059	$36,046

Accrued expenses and other current liabilities:
Wages and benefits (3)	$15,836	$10,423
Accrued customer obligations (4)	8,918	3,508
Severance (5)	2,947	3,264
Commissions and professional fees (6)	6,639	2,072
Payable to Heraeus (7)	-	1,857
Short-term facility accrual related to discontinued operations (Test)	1,734	1,839
Other	5,424	9,613
	$41,498	$32,576

(1) All short-term investments were classified as available for sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of October 2, 2010, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during fiscal 2010 or 2009.
(2) During fiscal 2010, the Company sold its facility in Yokneam, Israel for $4.5 million. Net proceeds of $3.9 million were received and $0.5 million is held in escrow for taxes. Simultaneous with the sale, the Company entered into an agreement to leaseback a portion of the building for five years with an option to extend the lease. The Company realized a $0.7 million gain on the sale which is being recognized over the five year lease term. In addition during fiscal 2010, the Company sold a portion of its land in Berg, Switzerland for net proceeds of $0.7 million. Approximately $6.7 million of fully depreciated property, plant and equipment were written off during fiscal 2010 since the assets were no longer in use.
(3) Includes $1.0 million of accrued bonus and relocation payments in accordance with the employment agreement for the Company’s recently hired Chief Executive Officer (“CEO”).
(4)  Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.
(5) Total severance payable within the next twelve months includes restructuring plan discussed in Note 3 and approximately $0.8 million of other severance not part of the Company’s cost reduction plan.

(6) Fiscal 2010 include $0.3 million of accrued consulting and $0.9 million of liability classified equity-based compensation expenses in connection with the September 2010 retirement of the Company’s CEO. An additional, $0.6 million of accrued consulting and $0.2 million of liability classified equity-based compensation expenses are recorded in Other Liabilities related to the long term portion of his agreement (see Note 7).
(7) Fiscal 2009 amount related to certain open working capital adjustments with Heraeus, which were settled in fiscal 2010.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2010 and no impairment charge was required.

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

The following table reflects goodwill as of October 2, 2010 and October 3, 2009:

(in thousands)	Equipment segment	Expendable Tools segment	Total
As of October 2, 2010:
Beginning of period, Goodwill, gross	$22,999	$6,408	$29,407
Accumulated impairment losses (1)	(2,709)	-	(2,709)
End of period, Goodwill, net	$20,290	$6,408	$26,698

As of October 3, 2009:
Beginning of period, Goodwill, gross	$22,999	$6,408	$29,407
Accumulated impairment losses (1)	(2,709)	-	(2,709)
End of period, Goodwill, net	$20,290	$6,408	$26,698

(1)	During fiscal 2009, the Company recorded a $2.7 million impairment charge related to its die bonder goodwill.

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects the intangible asset balances as of October 2, 2010 and October 3, 2009:

	As of		Average estimated useful
(dollar amounts in thousands)	October 2, 2010	October 3, 2009	lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(9,486)	(4,742)
Net wedge bonder developed technology	23,714	28,458

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(7,720)	(3,860)
Net wedge bonder customer relationships	11,580	15,440

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(1,150)	(575)
Net wedge bonder trade name	3,450	4,025

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,133)	(1,767)
Net wedge bonder other intangible assets	367	733

Net intangible assets	$39,111	$48,656

The following table reflects estimated annual amortization expense related to intangible assets as of October 2, 2010:

(in thousands)
Fiscal 2011	$9,545
Fiscal 2012	9,178
Fiscal 2013	9,178
Fiscal 2014	5,318
Fiscal 2015-2016	5,892

Total amortization expense	$39,111

NOTE 6: DEBT AND OTHER OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of October 2, 2010 and October 3, 2009:

				As of
Rate	Payment dates of each year	Conversion price	Maturity date	October 2, 2010	October 3, 2009 *
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$110,000	$110,000
Debt discount on 0.875% Convertible Subordinated Notes due June 2012				(11,525)	(17,783)
1.000%	June 30 and December 30	$12.84	Redeemed June 30, 2010	-	48,964
				$98,475	$141,181

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The following table reflects additional information regarding the Company’s Convertible Subordinated Notes as of October 2, 2010 and October 3, 2009:

	Fair value as of (1)
Description	October 2, 2010	October 3, 2009
	(in thousands)
0.875% Convertible Subordinated Notes	$102,025	$90,266
1.000% Convertible Subordinated Notes	-	47,005

	$102,025	$137,271

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors.

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

As of October 4, 2009, the Company adopted ASC 470.20, which requires that issuers of convertible debt that may be settled in cash upon conversion record the liability and equity components of the convertible debt separately. The Company estimated the liability component of its 0.875% Convertible Subordinated Notes by assessing the fair value of debt instruments without an associated equity component issued by companies with similar credit ratings and terms at the time the Company’s 0.875% Convertible Subordinated Notes were issued. The effective interest rate for non-convertible debt with similar credit ratings and terms was estimated to be 7.85%. The Company determined the fair value of the equity component of the embedded conversion option by deducting the fair value of the liability component from the initial proceeds of the convertible debt instrument. The debt discount will be amortized under the effective interest method from the original issue date. The Company determined the portion of issuance costs associated with the equity component of the 0.875% Convertible Subordinated Notes was $1.0 million. The issuance costs are amortized under the effective interest method from the original issue date.

The liability component of the Company’s 0.875% Convertible Subordinated Notes will continue to be classified as long-term debt and the equity component of the 0.875% Convertible Subordinated Notes is classified as common stock on the Company’s Consolidated Balance Sheets.

The following tables reflect the effect of the change due to ASC 470.20 on the Consolidated Statements of Operations for fiscal 2009 and 2008:

(in thousands)	As reported	As adjusted	Effect of change
Fiscal 2009:
Interest expense	$2,601	$8,188	$5,587
Loss from continuing operations before taxes	(71,054)	(76,641)	(5,587)
Benefit for income taxes	(13,029)	(13,029)	-
Loss from continuing operations	$(58,025)	$(63,612)	$(5,587)

Diluted loss per share from continuing operations	$(0.93)	$(1.02)	$(0.09)

Fiscal 2008:
Interest expense	$3,499	$8,601	$5,102
Loss from continuing operations before taxes	(23,229)	(28,331)	(5,102)
Benefit for income taxes	(3,610)	(3,610)	-
Loss from continuing operations	$(19,619)	$(24,721)	$(5,102)

Diluted loss per share from continuing operations	$(0.37)	$(0.46)	$(0.09)

The following table reflects the effect of the change due to ASC 470.20 on the Consolidated Balance Sheet as of October 3, 2009:

	As reported	As adjusted	Effect of change
(in thousands)

Other assets (debt issuance costs)	$6,215	$5,774	$(441)
Total assets	413,076	412,635	(441)
Long-term debt	110,000	92,217	(17,783)
Total liabilities	259,615	241,832	(17,783)
Common stock	383,417	413,092	29,675
Accumulated deficit	(185,479)	(197,812)	(12,333)
Total shareholders' equity	153,461	170,803	17,342
Total liabilities and shareholders' equity	413,076	412,635	(441)

The following tables reflect the effect of the change due to ASC 470.20 on the Consolidated Statement of Cash Flows for fiscal 2009 and 2008:

(in thousands)	As reported	As adjusted	Effect of change
Fiscal 2009:

Net loss	$(36,014)	$(41,601)	$(5,587)
Loss from continuing operations	(58,025)	(63,612)	(5,587)
Amortization of debt discount and debt issuance costs	1,006	6,593	5,587
Net cash used in continuing operations	(51,406)	(51,406)	-

Fiscal 2008:

Net income (loss)	$3,822	$(1,280)	$(5,102)
Loss from continuing operations	(19,619)	(24,721)	(5,102)
Amortization of debt discount and debt issuance costs	1,514	6,616	5,102
Net cash provided by continuing operations	26,936	26,936	-

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for fiscal 2010, 2009, and 2008:

	Fiscal
(in thousands)	2010	2009 *	2008 *
Amortization expense related to issue costs	$718	$791	$1,236

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The Company had no purchases of its Convertible Subordinated Notes during fiscal 2010. The following table reflects the Company’s repurchase of its Subordinated Convertible Notes for fiscal 2009 and 2008:

	Fiscal
(in thousands)	2009	2008
0.5% Convertible Subordinated Notes (1):
Face value purchased	$43,050	$4,000
Net cash	42,839	3,815
Deferred financing costs	18	15
Recognized gain, net of deferred financing costs	193	170

1.0% Convertible Subordinated Notes: (2)
Face value purchased	$16,036	$-
Net cash	12,158	-
Deferred financing costs	106	-
Recognized gain, net of deferred financing costs	3,772	-

Gain on early extinguishment of debt	$3,965	$170

(1)	Fiscal 2009 repurchase transactions occurred prior to redemption on November 30, 2008.
(2)	Activity during fiscal 2009 reflects repurchases pursuant to a tender offer.

Credit Facility

On September 29, 2010, Kulicke and Soffa Global Holding Corporation (“GHC”), the Company’s wholly-owned subsidiary, entered into a Short Term Credit Facilities Agreement (the “Facilities Agreement”) with DBS Bank Ltd. Labuan Branch (“DBS Bank”). In accordance with the Facilities Agreement, DBS Bank has agreed to make available to GHC the following banking facilities:

(i) a short term loan facility of up to $12.0 million (the “STL Facility”); and
(ii) a revolving credit facility of up to $8.0 million (the “RC Facility”).

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to GHC until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund GHC’s working capital requirements. There are currently no outstanding amounts under the Facilities Agreement. The Facilities Agreement contains customary representations and warranties and covenants for agreements of this nature, including covenants that require GHC to maintain a positive net worth and to maintain all of its material operating accounts with DBS Bank Ltd, Singapore. Events of default under the Facilities Agreement include: (i) the failure to make payments when due, (ii) breach of covenants, (iii) breach of representations and warranties, (iv) insolvency, and (v) any material adverse change in GHC or the Company’s financial condition which would affect GHC’s ability to perform its obligations under the Facilities Agreement and the related security documents. The Company has agreed to guarantee GHC’s obligations under the Facilities Agreement pursuant to a Guaranty Agreement, dated as September 29, 2010, by and between the Company and DBS Bank.

In connection with the Facilities Agreement, on September 29, 2010, GHC and DBS Bank entered into a Debenture, pursuant to which GHC granted a security interest in substantially all of its assets, which include most of the Company’s consolidated accounts receivable and inventory, to secure the obligations under the Facilities Agreement.

NOTE 7:  SHAREHOLDERS' EQUITY

Common Stock

The Company’s matching contributions to the 401(k) retirement income plan are made in the form of issued and contributed shares of Company common stock (see Note 8).

As of October 4, 2009, the Company adopted ASC 470.20 and accordingly common stock includes the equity component of the Company’s 0.875% Convertible Subordinated Notes (see Note 6).

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

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of October 2, 2010 and October 3, 2009:

	As of
(in thousands)	October 2, 2010	October 3, 2009
Gain from foreign currency translation adjustments	$1,767	$746
Unrecognized actuarial net gain (loss), Switzerland pension plan, net of tax	(588)	1,521
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$791	$1,879

The following table reflects the components of comprehensive income (loss) for fiscal 2010 and 2009:

	Fiscal
(in thousands)	2010	2009 *
Net income (loss) (1)	$142,142	$(41,601)
Gain (loss) from foreign currency translation adjustments	1,021	(151)
Unrealized gain on investments, net of tax	-	16
Unrecognized actuarial net gain (loss), Switzerland pension plan, net of tax	(2,109)	193
Switzerland pension plan curtailment	-	(388)
Other comprehensive income (loss)	$(1,088)	$(330)
Comprehensive income (loss)	$141,054	$(41,931)

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options

(1) Net income (loss) includes continuing and discontinued operations.

Equity-Based Compensation

As of October 2, 2010, the Company had nine equity-based employee compensation plans (the “Employee Plan”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, stock options, performance-based share awards (collectively, “performance-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), market-based share awards (collectively, “market-based restricted stock”) or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. As of October 2, 2010, the Company’s one active plan, the 2009 Equity Plan, has 6.8 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2010, 2009 and 2008 was based upon awards ultimately expected to vest. In accordance with ASC 718, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following table reflects equity-based compensation expense, which includes restricted stock, stock options and common stock, for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009	2008
Cost of sales	$207	$64	$252
Selling, general and administrative (1)	5,846	649	3,711
Research and development	1,512	674	1,442
Equity-based compensation expense	$7,565	$1,387	$5,405

The following table reflects equity-based compensation expense (reversal of expense), by type of award, for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009	2008
Market-based restricted stock (1)	$1,996	$-	$-
Time-based restricted stock	2,161	672	-
Performance-based restricted stock (1) (2)	2,029	(1,546)	946
Stock options	659	1,721	3,739
Common stock	720	540	720
Equity-based compensation expense	$7,565	$1,387	$5,405

(1)   Fiscal 2010 SG&A expense includes $1.2 million ($0.9 million market-based and $0.3 million performance-based) of liability classified equity compensation expense related to the retired Chief Executive Officer. In connection with his retirement, deferred cash payments equal to the difference, if any, between (i) the fair market value of the shares of common stock of the Company to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of the shares of common stock of the Company actually received by him pursuant to such awards. The deferred cash payments, if any, will be paid in February 2012 and July 2011, respectively. An accrual for estimated deferred cash payments measured at fair value as of October 2, 2010 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet.
(2)  As the global economy improved from prior year levels during fiscal 2010, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2008 and 2007 would improve. Accordingly, estimated attainment percentages increased and total compensation expense for the performance-based restricted stock also increased during fiscal 2010. During fiscal 2009 in connection with the global economic decline, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2008 and 2007 would not be attained at the previous estimated levels.

Equity-Based Compensation: employee market-based restricted stock

The following table reflects employee market-based restricted stock activity for fiscal 2010:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share

Market-based restricted stock outstanding as of October 3, 2009	-
Granted	398			$6.78
Forfeited or expired	(84)
Market-based restricted stock outstanding as of October 2, 2010	314	$667	1.3

No market-based restricted stock vested during fiscal 2010.

Equity-Based Compensation: employee time-based restricted stock

The following table reflects employee time-based restricted stock activity for fiscal 2010 and 2009:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based restricted stock outstanding as of September 27, 2008	-
Granted	825			$3.53
Forfeited or expired	(126)
Time-based restricted stock outstanding as of October 3, 2009	699	$1,356	2.0
Granted	1,288			5.46
Forfeited or expired	(48)
Vested	(232)
Time-based restricted stock outstanding as of October 2, 2010	1,707	$5,683	1.4

Equity-Based Compensation: employee performance-based restricted stock

No performance-based restricted stock was issued during fiscal 2010. The following table reflects the assumptions used to calculate compensation expense related to the Company’s performance-based restricted stock issued during fiscal 2009 and 2008:

	Performance-based restricted stock issued during:
	Fiscal 2009	Fiscal 2008
Assumptions as of October 2, 2010:
Expected forfeiture rate	8.8%	8.8%
Estimated attainment of performance goals	85.0%	44.0%

Assumptions as of October 3, 2009:
Expected forfeiture rate	4.4%	11.9%
Estimated attainment of performance goals	30.0%	7.0%

Assumptions as of September 27, 2008:
Expected forfeiture rate	n/a	9.9%
Estimated attainment of performance goals	n/a	80.0%

The following table reflects employee performance-based restricted stock activity for fiscal 2010, 2009 and 2008:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)

Performance-based restricted stock outstanding as of September 29, 2007	472	$1,400	2.0
Granted	536
Forfeited	(61)
Performance-based restricted stock outstanding as of September 27, 2008	947	2,186	1.8
Granted	402
Forfeited	(336)
Performance-based restricted stock outstanding as of October 3, 2009	1,013	242	1.8
Granted	-
Forfeited or expired	(387)
Performance-based restricted stock outstanding as of October 2, 2010	626	$228	0.2

No performance-based restricted stock vested during fiscal 2010, 2009 or 2008.

Equity-Based Compensation: employee stock options

The following table reflects the weighted-average assumptions for the Black-Scholes option pricing model used to estimate the fair value of stock options granted for fiscal 2010, 2009 and 2008:

	Fiscal
	2010	2009	2008
Expected dividend yield	NA	NA	NA
Expected stock price volatility	61.64%	51.18%	51.18%
Risk-free interest rate	2.22%	2.70%	4.24%
Expected life (in years)	5	5	5
Weighted-average fair value at grant date	$3.18	$1.61	$4.05

Expected volatility for 2010 and 2009 was based on historical volatility. Expected volatility for fiscal 2008 was based upon historical volatility, implied volatility of the Company’s market traded options, and the implied volatility of the convertible feature of the Company’s convertible debt securities. The risk-free interest rate was calculated using the U.S. Treasury yield curves in effect at the time of grant, commensurate with the expected life of the options.

The following table reflects employee stock option activity for fiscal 2010, 2009 and 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 29, 2007	7,009	$10.05
Granted	965	8.59
Exercised	(130)	4.22		$276
Forfeited or expired	(1,403)	11.15
Options outstanding as of September 27, 2008	6,441	9.71
Granted	160	3.41
Exercised	(156)	2.95		9
Forfeited or expired	(1,904)	10.09
Options outstanding as of October 3, 2009	4,541	9.56
Granted	47	6.20
Exercised	(492)	5.72		1,261
Forfeited or expired	(786)	10.90
Options outstanding as of October 2, 2010	3,310	$9.80	4.2	$910
Options vested and expected to vest as of October 2, 2010	3,269	$9.85	4.1	$616
Options exercisable as of October 2, 2010	3,126	$10.10	3.9
In the money exercisable options as of October 2, 2010	105			$1

On average, 15% of stock options granted by the Company become vested each year, and on average, 19% of stock options granted by the Company are forfeited each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company’s stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company’s closing stock price on the last trading day of fiscal 2010 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2010, the Company received $2.9 million in cash from the exercise of stock options.

As of October 2, 2010, total unrecognized compensation cost related to unvested employee stock options was $0.2 million, which will be amortized over the weighted average remaining service period of approximately 2.2 years.

The following table reflects outstanding and exercisable employee stock options as of October 2, 2010:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price
$2.95 or less	102	2.7	$2.77	91	$2.95
$3.06 - $7.31	852	4.9	6.62	702	7.11
$7.84 - $8.50	495	6.0	8.47	495	8.47
$8.57 - $8.74	644	6.9	8.72	623	8.72
$9.64 - $10.07	72	1.9	10.01	70	10.02
$12.05 - $16.12	1,145	1.5	13.97	1,145	13.97
	3,310	4.2	$9.80	3,126	$10.10

Equity-Based Compensation: non-employee directors

The 2007 Equity Plan for Non-Employee Directors (the “2007 Plan”) provides for the grant of common shares to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board, and each quarterly grant, is that number of common shares closest in value to, without exceeding, $30,000. For the second, third and fourth quarters of fiscal 2009, in light of the Company’s historically low stock price, the non-employee directors reduced their quarterly stock grant to be that number of common shares closest in value to, without exceeding $20,000.

The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009	2008
Number of commons shares issued	114	181	107
Fair value based upon market price at time of issue	$720	$540	$720

The following table reflects non-employee director stock option activity for fiscal 2010, 2009 and 2008:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 29, 2007	528	$14.79
Exercised	-	-		$-
Forfeited or expired	(50)	13.88
Options outstanding as of September 27, 2008	478	14.89
Exercised	-	-		-
Forfeited or expired	(60)	12.69
Options outstanding as of October 3, 2009	418	15.21
Exercised	(10)	5.53		21
Terminated or cancelled	(60)	39.75
Options outstanding as of October 2, 2010	348	$11.25	3.0	$180
Options vested and expected to vest as of October 2, 2010	348	$11.25	3.0	$24
Options exercisable as of October 2, 2010	348	$11.25	3.0
In the money exercisable options as of October 2, 2010	33			-

No non-employee director stock options were granted during fiscal 2010, 2009 or 2008.

NOTE 8:  EMPLOYEE BENEFIT PLANS

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

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock for fiscal 2010 and 2009:

	Fiscal
(in thousands)	2010	2009
Number of common shares	212	357
Fair value based upon market price at date of distribution	$1,384	$811

Pension Plans

On a consolidated basis, pension expense was $3.4 million, $0.4 million, and $10.7 million in fiscal 2010, 2009 and 2008, respectively. The total defined benefit pension liability was $4.7 million and $2.3 million at October 2, 2010 and October 3, 2009, respectively.

Fiscal 2010 pension expense included a charge driven by a current year increase in the Company’s pension obligation due to higher current year compensation and retirement of certain sales representatives in Taiwan. In accordance with regulations in Taiwan, the Company sponsors a Taiwan defined-benefit retirement plan covering regular employees hired prior to July 1, 2005. An employee may apply for voluntary retirement under certain specified situations. The Taiwan net pension plan liability was $1.3 million as of October 2, 2010.

In accordance with regulations in Switzerland, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. During fiscal 2009, the Company reduced its Switzerland workforce by approximately 70 employees, which triggered a curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation – Retirement Benefits, Defined Benefit Plans. As a result during fiscal 2009, the Company recognized a pretax curtailment and settlement gain of $1.4 million. The Switzerland net pension plan liability was $3.4 million as of October 2, 2010.

Fiscal 2008 included U.S. pension plan expense of $9.2 million, which related to the February 2007 termination of the Company’s U.S. non-contributory defined benefit pension plan which had been frozen since December 31, 1995.

Other Plans

Some of the Company’s other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits.

NOTE 9:  OTHER FINANCIAL DATA

The following table reflects other financial data for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009	2008
Selling, general and administrative incentive compensation expense	$17,449	$2,740	$2,167
Rent expense	$6,662	$6,218	$5,057
Warranty and retrofit expense	$4,225	$2,567	$1,840

NOTE 10: EARNINGS PER SHARE

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the Notes were not convertible and the conversion option was not “in the money” as October 2, 2010 and October 3, 2009. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following tables reflect reconciliations of the shares used in the basic and diluted net income (loss) per share computation for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands, except per share data)	2010		2009 *			2008 *
NUMERATOR:	Basic	Diluted	Basic	Diluted		Basic	Diluted
Income (loss) from continuing operations, net of tax	$142,142	$142,142	$(63,612)	$(63,612)		$(24,721)	$(24,721)
Less: income applicable to participating securities	(1,516)	(1,516)	-	-	(1)	-	-	(1)
After-tax interest expense	n/a	272	n/a	-	(1)	n/a	-	(1)

Income (loss) applicable to common shareholders	$140,626	$140,898	$(63,612)	$(63,612)		$(24,721)	$(24,721)

DENOMINATOR:
Weighted average shares outstanding - Basic	70,012	70,012	62,188	62,188		53,449	53,449
Stock options		156		-	(1)		-	(1)
Performance-based restricted stock		110		-	(1)		-	(1)
Time-based restricted stock		247		-	(1)		-	(1)
Market-based restricted stock		195		n/a			n/a
1.000 % Convertible Subordinated Notes		2,828		-	(1)		-	(1)
0.875 % Convertible Subordinated Notes		n/a		n/a			n/a
Weighted average shares outstanding - Diluted (2)		73,548		62,188			53,449

EPS:
Income (loss) per share from continuing operations - Basic	$2.01	$2.01	$(1.02)	$(1.02)		$(0.46)	$(0.46)

Effect of dilutive shares		$(0.09)		$-	(1)		$-	(1)

Income (loss) per share from continuing operations - Diluted		$1.92		$(1.02)			$(0.46)

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
(2) Fiscal 2009 exclude 69 dilutive participating securities as the income attributable to these shares was not included in EPS.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive for fiscal 2010, 2009 and 2008:

	Fiscal
	2010	2009	2008
(in thousands)
Potentially dilutive shares related to:
Stock options, out of the money	2,612	5,982	7,033
Stock options, in the money but excluded due to the Company's net loss	-	31	253
Performance-based and time-based restricted stock	-	69	91
Convertible Subordinated Notes	-	4,625	8,624

	2,612	10,707	16,001

NOTE 11:  INCOME TAXES

The following table reflects income (loss) from continuing operations before income taxes for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009 *	2008 *
United States operations	$(7,061)	$(35,380)	$(943)
Foreign operations	147,166	(41,261)	(27,388)
Total	$140,105	$(76,641)	$(28,331)

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The following table reflects the provision (benefit) for income taxes from continuing operations for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009 *	2008 *
Current:
Federal	$710	$(263)	$3
State	594	150	78
Foreign	1,394	(6,110)	(540)

Deferred:
Federal	247	354	(2,993)
State	548	41	(411)
Foreign	(5,530)	(7,201)	253

Total	$(2,037)	$(13,029)	$(3,610)

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

The following table reflects the difference between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009 *	2008 *
Computed income tax (benefit) expense based on U.S. statutory rate	$49,037	$(26,821)	$(9,923)
Effect of earnings of foreign subsidiaries subject to different tax rates	(15,564)	2,945	1,835
Benefits from foreign approved enterprise zones	(33,790)	11,839	4,928
Effect of permanent items	1,125	731	742
Benefits of net operating loss and tax credit
carryforwards and changes in valuation allowance	(9,381)	13,887	(3,120)
Foreign operations	7,131	(2,514)	1,176
Settlement of tax audit	-	(12,510)	-
State income tax expense	(1,554)	777	2,783
Other, net	959	(1,363)	(2,031)
Total	$(2,037)	$(13,029)	$(3,610)

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $192.8 million as of October 2, 2010. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings of approximately $83.1 million are not considered to be indefinitely reinvested in foreign operations. As part of the global restructuring that occurred during fiscal 2006, the Company determined that these earnings would be repatriated during the domestic net operating loss carryforward period and this taxable income related to these earnings could be offset with the utilization of the net operating loss carryforwards. As of October 2, 2010, the Company had provided a deferred tax liability of approximately $15.9 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries.

The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2010 and 2009:

	Fiscal
(in thousands)	2010	2009 *
Inventory reserves	$1,551	$827
Other accruals and reserves	6,136	4,423
Deferred revenue	90	23
Valuation allowance	(2,334)	(3,487)

Total short-term deferred tax asset	$5,443	$1,786

Other	-	66

Total short-term deferred tax liability	$-	$66

Net short-term deferred tax asset	$5,443	$1,720

Domestic tax credit carryforwards	$3,866	$3,224
Net operating loss carryforwards	44,183	50,780
Stock options	2,970	1,579
Other	7,386	5,757

	$58,405	$61,340
Valuation allowance	(25,522)	(32,712)

Total long-term deferred tax asset (1)	$32,883	$28,628

Repatriation of foreign earnings, including foreign withholding taxes	$39,396	$33,658
Non-cash interest on debt	4,752	6,858
Depreciable assets	1,424	1,838
Prepaid expenses and other	-	59
Total long-term deferred tax liability	$45,572	$42,413

Net long-term deferred tax liability	$12,689	$13,785

Total net deferred tax liability	$7,246	$12,065

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options and an adjustment to the prior year domestic net operating loss with no material impact to the financial statement position.

(1)	Included in other assets on the Consolidated Balance Sheets are deferred tax assets of $7.7 million and $2.5 million as of October 2, 2010 and as of October 3, 2009, respectively.

As of October 2, 2010, the Company has U.S. federal net operating loss carryforwards, foreign net operating loss carryforwards, state net operating loss carryforwards, and tax credit carryforwards of approximately $38.1 million, $99.7 million, $152.7 million, and $3.9 million, respectively, that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in fiscal years 2011 through 2030 with the exception of certain foreign net operating losses and U.S. credits that have no expiration date. Federal and Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and Pennsylvania tax law limits the utilization of state net operating loss carryforwards to $3.0 million annually.

Of the total net operating losses as of October 2, 2010, approximately $1.9 million were attributable to stock option exercises. If the tax benefits associated with the Company’s net operating carryforwards are recognized in the future, the amounts attributable to stock option exercises will be recorded as additional paid in capital in shareholders’ equity.

The Company continues to evaluate the realizability of all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, during the fourth quarter of fiscal 2010, the Company released $0.8 million of its valuation allowance related to federal deferred tax assets with the exception of a valuation allowance against a portion of the company’s deferred tax asset related to certain federal tax credits. The Company continues to maintain a valuation allowance against a majority of their state deferred tax assets as the realization of these assets is not more likely then not given uncertainty of future earnings in these jurisdictions. In addition, the Company reduced the valuation allowance against its net deferred tax assets for a foreign subsidiary based on future projected income. The Company determined that it was more likely than not to recognize all of the net deferred tax assets, primarily net operating losses, based on positive evidence of projected future projected earnings and recorded a tax benefit of approximately $5.6 million in fiscal 2010 for future years.

The following table reflects a reconciliation of the beginning and ending unrecognized tax benefits for fiscal 2010:

(in thousands)
Unrecognized tax benefit as of October 3, 2009	$6,020
Additions for tax positions of current year	416
Additions for tax positions of prior years	124
Reductions for tax positions of prior years	(147)
Settlements	-

Unrecognized tax benefit as of October 2, 2010	$6,413

If recognized, the $6.4 million would impact the Company’s effective tax rate excluding the impact valuation allowances.

During 2010, the U.S. Internal Revenue Service (“IRS”) completed an audit of the Company for the period ended September 30, 2006. The Company responded to various information requests from the IRS and the audit was closed with no significant adjustments to income tax expense.

In October 2007, the tax authority in Israel issued the Company a preliminary assessment of income tax, withholding tax and interest of $34.3 million (after adjusting for the impact of foreign currency fluctuations) for fiscal 2002 through 2004. The Company provided a non-current income tax liability for uncertain tax positions on its Consolidated Balance Sheet as of September 27, 2008 related to this assessment for fiscal years 2002 through 2007, as required under FIN 48. On December 24, 2008, the Company, through its Israel subsidiaries, entered into an agreement with the tax authority in Israel settling the tax dispute for approximately $12.5 million, which represented withholding taxes, income taxes, and interest related to fiscal 2002 through 2004. The settlement of $12.5 million was made net of a $4.5 million reimbursement resulting in a cash payment of $7.8 million during fiscal 2009. Following the payment and settlement of the audit for fiscal 2002 through 2004, the tax authorities in Israel examined the fiscal years 2005 and 2006. In addition during fiscal 2009, the Company made a payment of approximately $1.9 million related to income taxes and interest to settle the fiscal September 30, 2005 and 2006. As a result of the Israel tax settlements, the Company recognized a $12.5 million benefit from income taxes for fiscal 2009. The $12.5 million benefit was a result of reversing the liability for unrecognized tax benefits on the Consolidated Balance Sheet as of September 27, 2008 that was in excess of the $14.4 million for which the matter was settled. The entire amount of the reversal impacted the Company’s effective tax rate as indicated above.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. There were no additional accruals of interest expense on various uncertain tax positions during fiscal 2010. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on its results of operations or its financial position.

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

As a result of committing to certain capital investments and employment levels, income from operations in China, Singapore and Malaysia are subject to reduced tax rates, and in some cases are wholly exempt from taxes. In China, the Company expects to benefit from a 50% tax holiday through fiscal 2012 for a subsidiary. In connection with certain Singapore operations, the Company is benefiting from a 100% tax holiday for 10 years which expired in February 2010. The Company is in ongoing negotiations to extend the tax holiday in Singapore. One of the Company’s subsidiaries in Malaysia is wholly exempt from taxes through 2014.

NOTE 12:  SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

The Company operates two segments: Equipment and Expendable Tools. The Equipment segment manufactures and sells a line of ball bonders, heavy wire wedge bonders and die bonders that are sold to semiconductor device manufacturers, their outsourced semiconductor assembly and test subcontractors, other electronics manufacturers and automotive electronics suppliers. The Company also services, maintains, repairs and upgrades its equipment. The Expendable Tools segment manufactures and sells a variety of expendable tools for a broad range of semiconductor packaging applications. Fiscal 2008 segment information for both Equipment and Expendable Tools does not include the Company’s Wedge bonder business acquired during fiscal 2009.

The following table reflects operating information by segment for fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009	2008
Net revenue
Equipment	$691,988	$170,536	$271,019
Expendable Tools	70,796	54,704	57,031
Net revenue	762,784	225,240	328,050
Cost of sales
Equipment	399,042	111,103	165,499
Expendable Tools	28,069	25,294	28,758
Cost of sales	427,111	136,397	194,257
Gross profit
Equipment	292,946	59,433	105,520
Expendable Tools	42,727	29,410	28,273
Gross profit	335,673	88,843	133,793
Operating expenses
Equipment	155,625	135,465	122,302
Expendable Tools	32,013	24,193	26,971
Operating expenses	187,638	159,658	149,273
Impairment of goodwill: Equipment	-	2,709	-
U.S. pension plan termination: Equipment	-	-	9,152
Gain on sale of assets	-
Income (loss) from operations
Equipment	137,321	(78,741)	(25,934)
Expendable Tools	10,714	5,217	1,302
Income (loss) from operations	$148,035	$(73,524)	$(24,632)

The following table reflects assets by segment, capital expenditures and depreciation expense as of and for fiscal 2010, 2009 and 2008:

	As of
(in thousands)	October 2, 2010	October 3, 2009 *	September 27, 2008 *
Segment assets:
Equipment	$493,712	$303,835	$215,532
Expendable Tools	86,457	108,800	120,082
Segment assets	$580,169	$412,635	$335,614

	Fiscal
	2010	2009 *	2008 *
Capital expenditures:
Equipment	$4,508	$3,245	$4,698
Expendable Tools	1,763	2,018	3,153
Capital expenditures	$6,271	$5,263	$7,851

Depreciation expense
Equipment	$5,853	$6,551	$3,597
Expendable Tools	2,133	3,581	3,783
Depreciation expense	$7,986	$10,132	$7,380

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

Geographic information

The following table reflects destination sales to unaffiliated customers by country for fiscal 2010, 2009 and 2008:

	Fiscal
	2010	2009	2008
(in thousands)
Taiwan	$222,919	$42,360	$41,938
China	142,467	38,505	81,035
Korea	88,289	24,256	34,897
Hong Kong	83,713	24,183	17,964
Malaysia	43,191	11,959	32,083
Philippines	35,029	-	-
Japan	31,651	12,150	26,211
Thailand	24,766	-	-
Singapore	22,603	10,315	13,811
United States	10,470	6,860	14,306
All other	57,686	54,652	65,805
Total	$762,784	$225,240	$328,050

The following table reflects long-lived assets by country for fiscal 2010, 2009 and 2008:

	Fiscal
	2010	2009	2008
(in thousands)
United States	$81,849	$90,914	$13,398
Switzerland	10,307	10,793	15,782
Israel	2,637	7,202	7,750
China	4,207	3,969	4,978
Singapore	4,530	2,121	2,228
All other	3,949	2,175	33,580
Total	$107,479	$117,174	$77,716

NOTE 13:  GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Guarantor Obligations

The Company has issued a standby letter of credit of approximately $0.1 million for employee benefit programs. The standby letter of credit automatically renews at the end of each fiscal year.

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects the reserve for product warranty which is included in accrued expenses and other current liabilities on the Consolidated Balances Sheets as of fiscal 2010, 2009 and 2008:

	Fiscal
(in thousands)	2010	2009	2008
Reserve for product warranty, beginning of year	$1,003	$918	$1,975
Orthodyne warranty reserve at the date of acquisition	-	150	-
Provision for product warranty expense	3,842	2,297	1,315
Product warranty costs incurred	(2,188)	(2,362)	(2,372)
Reserve for product warranty, end of year	$2,657	$1,003	$918

Orthodyne Earnout

On October 3, 2008, the Company completed the acquisition of Orthodyne and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). A former owner of Orthodyne was employed by the Company until his resignation on October 31, 2010. Payment from the Earnout is not contingent upon his employment. As of October 2, 2010, the maximum payout under the Earnout was $10.0 million; however, the Company estimated that its maximum exposure would not exceed $2.8 million. As of October 2, 2010, no Earnout was accrued.

Other Commitments and Contingencies

The following table reflects operating lease obligations not reflected on the Consolidated Balance Sheet as of October 2, 2010:

		Payments due by fiscal year
(in thousands)	Total	2011	2012	2013	2014	2015 and thereafter
Operating lease obligations	$32,596	$8,710	$7,246	$4,600	$2,783	$9,257

The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Concentrations

The following table reflects significant customer concentrations for fiscal 2010, 2009 and 2008:

	Fiscal
	2010	2009	2008
Customer net revenue as a percentage of total Net Revenue

Advanced Semiconductor Engineering	23.0%	17.7%	*
Siliconware Precision Industries Ltd	10.3%	*	*

Customer accounts receivable as a percentage of total Accounts Receivable

Siliconware Precision Industries, Ltd.	19.5%	*	14.5%
Haoseng Industries Company, Ltd.	11.0%	*	10.2%
Advanced Semiconductor Engineering	*	32.4%	*
Amkor Technology Inc.	*	11.6%	*

* Represents less than 10% of net revenue or total accounts receivable, as applicable.

NOTE 14:  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects selected quarterly financial data for fiscal 2010 and 2009:

	Fiscal 2010 for the Quarter Ended
(in thousands, except per share amounts)	January 2	April 3	July 3	October 2	Fiscal 2010
Net revenue	$128,415	$153,838	$221,254	$259,277	$762,784
Gross profit	$56,373	$67,772	$99,184	$112,344	$335,673
Income from operations	$17,986	$23,322	$50,052	$56,675	$148,035
Net income	$15,840	$21,158	$49,083	$56,061	$142,142

Net income per share (1):
Basic	$0.23	$0.30	$0.69	$0.79	$2.01
Diluted	$0.21	$0.28	$0.65	$0.78	$1.92

Weighted average shares outstanding:
Basic	69,684	69,806	70,131	70,426	70,012
Diluted	73,687	74,371	74,960	71,229	73,548

	Fiscal 2009 for the Quarter Ended
(in thousands, except per share amounts)	December 27 *	March 28 *	June 27 *	October 3 *	Fiscal 2009 *
Net revenue	$37,416	$25,232	$52,076	$110,516	$225,240
Gross profit	$13,928	$8,045	$19,669	$47,201	$88,843
Income (loss) from operations	$(31,324)	$(35,758)	$(14,482)	$8,040	$(73,524)
Income (loss) from discontinued operations, net of tax	$22,727	$-	$-	$(716)	$22,011
Net income (loss)	$3,139	$(34,527)	$(15,262)	$5,049	$(41,601)

Net income (loss) per share (1):
Basic	$(0.32)	$(0.57)	$(0.25)	$0.09	$(1.02)
Diluted	$(0.32)	$(0.57)	$(0.25)	$0.08	$(1.02)

Weighted average shares outstanding:
Basic	60,451	61,054	61,220	65,754	62,188
Diluted	60,451	61,054	61,220	70,082	62,188

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

(1) EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.

NOTE 15 – RELATED PARTY TRANSACTIONS

In connection with the Company’s acquisition of Orthodyne, the Company entered into a real property lease agreement with OE Holdings, Inc. Jason Livingston was the Vice President of the Company’s wedge bonder division until his resignation in October 2010 and is also a shareholder of OE Holdings, Inc. The lease agreement dated as of October 3, 2008 has a five-year term with a five-year renewal option. Rent was $124,369 per month in the first year and increases 3.0% per year thereafter. If the lease agreement renewal is exercised, rent during the renewal term will be at fair market value. The Company is guaranteeing the obligations of its subsidiary under the lease agreement.

NOTE 16 – SUBSEQUENT EVENT

On November 16, 2010, the Company appointed Jonathan H. Chou as Senior Vice President and Chief Financial Officer (“CFO”) effective December 13, 2010 and notified Michael J. Morris, its current CFO that in connection with the relocation of the Company’s headquarters to Singapore, Mr. Chou has been hired to serve as CFO.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2010 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the Company’s internal control over financial reporting as of October 2, 2010. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of October 2, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of October 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to the directors will appear under the heading “ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by Item 401 of Regulation S-K with respect to executive officers appears at the end of Part I, Item 1 of this report under the heading “Executive Officers of the Company.” The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE –  Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Nominating and Governance Committee” and “SHAREHOLDER PROPOSALS” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Audit Committee” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE— Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “REPORT OF THE MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading “CORPORATE GOVERNANCE - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required hereunder concerning security ownership of management will appear under the heading  “ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2011 Annual Meeting  of Shareholders, which information is incorporated herein by reference.

The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Board Matters” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:

		Page
	Report of Independent Registered Public Accounting Firm	56
	Consolidated Balance Sheets as of October 2, 2010 and October 3, 2009	57
	Consolidated Statements of Operations for fiscal years 2010, 2009 and 2008	58
	Consolidated Statements of Cash Flows for fiscal 2010, 2009 and 2008	59
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2010, 2009 and 2008	60
	Notes to Consolidated Financial Statements	61

(2)	Financial Statement Schedules:

	Schedule II - Valuation and Qualifying Accounts	101

	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:

EXHIBIT NUMBER	ITEM

2(i)
Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated July 31, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

2(ii)
Amendment No. 1 to the Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated as of September 5, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 2, 2008.

2(iii)
Asset Purchase Agreement between Orthodyne Electronics Corporation and the Company, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

2(iv)
Amendment to the Asset Purchase Agreement between Orthodyne and the Company, dated as of October 3, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 8, 2008.

3(i)
The Company’s Form of Amended and Restated Articles of Incorporation, dated December 5, 2007, is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

3(ii)
The Company’s Form of Amended and Restated By-Laws, dated August 4, 2010, is incorporated herein by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010.

4(i)
Specimen Common Share Certificate of Kulicke and Soffa Industries Inc., is incorporated herein by reference to Exhibit 4 to the Company's Form-8A12G/A dated September 11, 1995, SEC file number 000-00121.

4(ii)
Indenture between the Company and Bank of New York, as Trustee, dated as of June 6, 2007, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 6, 2007.

4(iii)
Indenture between the Company and J.P. Morgan Trust Company, National Association, as Trustee, dated as of June 30, 2004, is incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, SEC file number 000-00121.

4(iv)	Form of Note (included in Exhibit 4(iii)), SEC file number 000-00121.

4(v)
Registration Rights Agreement between the Company and Bank of America Securities, LLC as Initial Purchaser, dated as of June 6, 2007, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2007.

10(i)
2004 Israeli Addendum to the Company’s 1994 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(iv) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10(ii)
The Company’s 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10(iii)
2004 Israeli Addendum to the Company’s 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10(iv)
The Company’s 1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to  Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10(v)
2004 Israeli Addendum to the Company’s 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(ix) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10(vi)
The Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10(vii)
2004 Israeli Addendum to the Company’s 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10(viii)	The Company’s 2006 Equity Plan, is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 14, 2006.*

10(ix)	Form of Stock Option Award Letter regarding the 2006 Equity Plan, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 3, 2006.*

10(x)	Form of Performance Share Award Agreement regarding the 2006 Equity Plan, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 3, 2006.*

10(xi)	Form of Performance Share Award Agreement regarding the 2006 Equity Plan, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 2, 2007.*

10(xii)
Officer Incentive Compensation Plan, dated August 2, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, SEC file number 000-00121.*

10(xiii)
2007 Equity Plan for Non-Employee Directors, is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 13, 2007.*

10(xiv)
Earnout Agreement between the Company and Orthodyne Electronics Corporation, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

10(xv)	2008 Equity Plan, is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 12, 2008.*

10(xvi)	Form of New Employee Inducement Stock Option Grant Letter, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 13, 2007.*

10(xvii)	2007 Alphasem Employee Stock Option Plan, is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on December 13, 2007.*

10(xviii)	Form of Nonqualified Stock Option Agreement, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10(xix)	Form of Incentive Stock Option Agreement, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10(xx)	Form of Performance Unit Award Agreement, is incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10(xxi)	Form of Performance Unit Award Agreement, is incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated October 8, 2008.*

10(xxii)	Form of Restricted Stock Agreement Award, is incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10(xxiii)
Joint Development and Engineering Services Agreement between W.C. Heraeus GmbH and the Company, dated as of September 29, 2008, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2008.

10(xxiv)
Lease Agreement between Orthodyne Electronics Corporation and the Company, dated as of October 3, 2008, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 8, 2008.

10(xxv)
Kulicke and Soffa Industries, Inc. Officer Severance Pay Plan, dated as of March 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009.*

10(xxvi)	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2009.*

10(xxvii)
Employment Agreement between the Company and Christian Rheault, dated June 25, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.*

10(xxviii)
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2009.*

10(xxix)
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2009.*

10(xxx)
Letter Agreement between Michael J. Morris and the Company, dated September 24, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2009.*

10(xxxi)
Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10(xxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10(xxxii)
Form of Officer Restricted Share Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10(xxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10(xxxiii)
Officer Performance Share Unit Award Agreement regarding the 2009 Equity Plan between the Company and C. Scott Kulicke, executed January 25, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010.*

10(xxxiv)
Officer Performance Share Unit Award Agreement regarding the 2009 Equity Plan between the Company and Michael J. Morris, executed January 25, 2010, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010.*

10(xxxv)
Officer Performance Share Unit Award Agreement regarding the 2009 Equity Plan between the Company and Christian Rheault, executed January 28, 2010, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010.*

10(xxxvi)
Officer Restricted Stock Award Agreement regarding the 2009 Equity Plan between the Company and Michael J. Morris, executed January 25, 2010, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010.*

10(xxxvii)
Officer Restricted Stock Award Agreement regarding the 2009 Equity Plan between the Company and Christian Rheault, executed January 28, 2010, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010.*

10(xxxviii)
Officer Restricted Stock Award Agreement regarding the 2009 Equity Plan between the Company and Christian Rheault, executed January 28, 2010, is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010.*

10(xxxix)
Employment Agreement between the Company and Jason Livingston, dated October 3, 2008, is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010.*

10(xl)	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2010.*

10(xli)	Facilities Agreement between Kulicke and Soffa Global Holding Corporation and DBS Bank Ltd. Labuan Branch, dated September 29, 2010.

10(xlii)
Letter Agreement between the Company and C. Scott Kulicke, dated October 7, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2010.*

10(xliii)
Consulting Agreement between the Company and C. Scott Kulicke, dated October 7, 2010, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2010.*

10(xliv)
Letter Agreement between the Company and Jason Livingston, dated October 18, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2010.*

10(xlv)
Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2010.*

10(xlvi)
Letter Agreement between the Company and Michael J. Morris, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2010.*

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Michael J. Morris, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Michael J. Morris, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement for Commitment to Make Plan Sufficient, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 7, 2007.

*	Indicates a management contract or compensatory plan or arrangement.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts

	Balance	Charged to		Other				Balance
	at beginning	costs and		additions		Deductions		at end
(in thousands)	of period	expenses		(describe)		(describe)		of period

Fiscal 2010:

Allowance for doubtful accounts	$1,378	$32		$-		$(430	) (1)	$980

Inventory reserve	$12,517	$1,519		$-		$(3,896	) (2)	$10,140

Valuation allowance for deferred taxes	$36,199	$(1,951	) (3)	$-		$(6,392	) (7)	$27,856

Fiscal 2009:

Allowance for doubtful accounts	$1,376	$291		$-		$(289	) (1)	$1,378

Inventory reserve	$6,497	$8,154		$(488	) (4)	$(1,646	) (2)	$12,517

Valuation allowance for deferred taxes *	$16,171	$20,220	(3)	$-		$(192	) (6)	$36,199

Fiscal 2008:

Allowance for doubtful accounts	$1,586	$361		$(24)		$(547	) (1)	$1,376

Inventory reserve	$8,428	$3,999		$(3,321	) (4)	$(2,609	) (2)	$6,497

Valuation allowance for deferred taxes *	$23,851	$(2,935	) (3)	$(4,745	) (5)	$-		$16,171

* As adjusted for ASC No. 470.20, Debt, Debt With Conversion Options.

(1) Represents write offs of specific accounts receivable.
(2) Disposal of excess and obsolete inventory.
(3) Reflects increase (decrease) in the valuation allowance primarily associated with the Company's U.S. and foreign net operating losses and other deferred tax assets.
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
(7) Represents the release in valuation allowance for a foreign subsidiary and the domestic partial valuation allowance release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ BRUNO GUILMART
Bruno Guilmart
President and Chief Executive Officer
Chief Executive Officer

Dated: December 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUNO GUILMART
Bruno Guilmart	President and	December 9, 2010
(Principal Executive Officer)	Chief Executive Officer (principal executive officer)

/s/ MICHAEL J MORRIS
Michael J Morris	Vice President and	December 9, 2010
(Chief Financial Officer)	Chief Financial Officer

/s/ RAN BAREKET
Ran Bareket	Vice President and	December 9, 2010
(Principal Accounting Officer)	interim Principal Accounting Officer

/s/ BRIAN R. BACHMAN
Brian R. Bachman	Director	December 9, 2010

/s/ JOHN A. O’STEEN
John A. O'Steen	Director	December 9, 2010

/s/ GARRETT E. PIERCE
Garrett E. Pierce	Director	December 9, 2010

/s/ MACDONELL ROEHM, JR.
MacDonell Roehm, Jr.	Director	December 9, 2010

/s/ BARRY WAITE
Barry Waite	Director	December 9, 2010

/s/ C. WILLIAM ZADEL
C. William Zadel	Director	December 9, 2010