Form 10-Q
period 2011-01-01
KULICKE & SOFFA INDUSTRIES INC
filed 2011-02-09
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______ .

Commission File No.  0-121

KULICKE AND SOFFA INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1498399
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

6 Serangoon North Avenue 5, #03-16, Singapore 554910
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

As of February 2, 2011, there were 71,406,866 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

January 1, 2011

PART I. - FINANCIAL INFORMATION
Item 1. – Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	January 1, 2011	October 2, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$197,551	$178,112
Restricted cash	-	237
Short-term investments	6,074	2,985
Accounts and notes receivable, net of allowance for doubtful
accounts of $1,261 and $980, respectively	161,045	196,035
Inventories, net	74,661	73,893
Prepaid expenses and other current assets	13,224	15,985
Deferred income taxes	5,445	5,443
TOTAL CURRENT ASSETS	458,000	472,690

Property, plant and equipment, net	30,766	30,059
Goodwill	26,698	26,698
Intangible assets	36,726	39,111
Other assets	11,641	11,611
TOTAL ASSETS	$563,831	$580,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$-	$-
Accounts payable	41,567	82,353
Accrued expenses and other current liabilities	40,781	41,498
Income taxes payable	3,904	1,279
TOTAL CURRENT LIABILITIES	86,252	125,130

Long-term debt	100,110	98,475
Deferred income taxes	20,896	20,355
Other liabilities	14,657	13,729
TOTAL LIABILITIES	221,915	257,689

Commitments and contingent liabilities (Note 10)

SHAREHOLDERS' EQUITY:
Preferred stock; without par value:
Authorized - 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 75,972 and 75,429, respectively; Outstanding 71,018 and 70,475 shares, respectively	427,397	423,715
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated deficit	(40,571)	(55,670)
Accumulated other comprehensive income	1,446	791
TOTAL SHAREHOLDERS' EQUITY	341,916	322,480

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$563,831	$580,169

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three Months Ended
	January 1, 2011	January 2, 2010
Net revenue	$148,863	$128,415
Cost of sales	76,751	72,042

Gross profit	72,112	56,373

Selling, general and administrative	34,850	25,226
Research and development	15,195	13,161

Operating expenses	50,045	38,387

Income from operations	22,067	17,986

Interest income	105	97
Interest expense	(2,014)	(2,083)

Income from operations before income taxes	20,158	16,000
Provision for income taxes	5,059	160

Net income	$15,099	$15,840

Net income per share:
Basic	$0.21	$0.23
Diluted	$0.21	$0.21

Weighted average shares outstanding:
Basic	70,881	69,684
Diluted	71,706	73,687

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited
	Three months ended
	January 1, 2011	January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,099	$15,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,407	4,509
Amortization of debt discount and debt issuance costs	1,772	1,712
Equity-based compensation and employee benefits	1,566	1,393
Provision for doubtful accounts	282	(99)
Provision for inventory valuation	1,325	95
Deferred taxes	2,425	111
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	34,120	9,864
Inventory	(2,232)	(8,370)
Prepaid expenses and other current assets	2,707	(1,976)
Accounts payable, accrued expenses and other current liabilities	(40,749)	12,574
Income taxes payable	2,636	(270)
Other, net	1,952	(1,258)
Net cash provided by continuing operations	25,310	34,125
Net cash used in discontinued operations	(524)	(496)
Net cash provided by operating activities	24,786	33,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,705)	(1,096)
Purchases of investments classified as available-for-sale	(3,180)	-
Changes in restricted cash, net	237	65
Net cash used in continuing operations	(5,648)	(1,031)
Net cash used in discontinued operations	-	(1,838)
Net cash used in investing activities	(5,648)	(2,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	125	6
Net costs from sale of common stock	-	(29)
Net cash provided by (used in) financing activities	125	(23)
Effect of exchange rate changes on cash and cash equivalents	176	(90)
Changes in cash and cash equivalents	19,439	30,647
Cash and cash equivalents at beginning of period	178,112	144,560
Cash and cash equivalents at end of period	$197,551	$175,207

CASH PAID FOR:
Interest	$481	$726
Income taxes	$634	$755

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1:  BASIS OF PRESENTATION

These consolidated financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”), with appropriate elimination of intercompany balances and transactions.

The interim consolidated financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 2, 2010, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of October 2, 2010 and October 3, 2009, and the related Consolidated Statements of Operations, Cash Flows, and Changes in Shareholders’ Equity for each of the years in the three-year period ended October 2, 2010. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.

Each of the Company’s first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. The fiscal 2011 quarters end on January 1, 2011, April 2, 2011, July 2, 2011 and October 1, 2011. The fiscal 2010 quarters ended on January 2, 2010, April 3, 2010, July 3, 2010 and October 2, 2010. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

Nature of Business

The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and outsourced semiconductor assembly and test providers (“OSATs”) worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools such as those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

Use of Estimates

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of January 1, 2011 and October 2, 2010 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

The Company’s international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China and Japan. The Company’s U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars; however, the functional currencies of some of the Company’s subsidiaries are their local currencies. In accordance with Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income (loss), but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). Under ASC 830, cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income (loss).

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

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, the Company generally records as accrued expense inventory purchase commitments in excess of demand. Demand is generally defined as eighteen months future consumption for non-Wedge bonder equipment, twenty-four months consumption for Wedge bonder equipment and all spare parts, and twelve months consumption for expendable tools. The forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

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

NOTE 2: RESTRUCTURING

During fiscal 2010, the Company committed to a plan to reduce its Irvine, California workforce by approximately 60 employees over a period of approximately 26 months. As part of this workforce reduction plan, substantially all of the Company's California-based wedge bonder manufacturing, as well as certain administrative functions, will be transferred to the Company's manufacturing facilities in Kuala Lumpur, Malaysia and Singapore. Management determined that it was in the best interests of the Company to migrate production and certain administrative functions from California to Asia. With respect to the California-based wedge bonder transfer to Asia, the Company anticipates $0.6 million of additional pre-tax expense, which will consist of $0.4 million of severance and $0.2 million of retention costs. The Company expects substantially all of this expense to be incurred by the end of the second quarter of fiscal 2011, with corresponding cash payments to be incurred from the second quarter of fiscal 2011 until the end of fiscal 2012.

In addition to the California-based transition to Asia, the Company is consolidating certain of its other U.S.-based operations to Asia.

The following table reflects severance activity, for both the California-based transition and the other U.S.-based operations move to Asia, during the three months ended January 1, 2011 and January 2, 2010:

	For the three months ended
(in thousands)	January 1, 2011	January 2, 2010

Accrual for estimated severance and benefits, beginning of period	$2,395	$2,413
Provision for estimated severance and benefits: Equipment segment (1)	1,144	-
Provision for estimated severance and benefits: Expendable Tools segment (1)	324	199
Payment of severance and benefits	(390)	(419)
Accrual for estimated severance and benefits, end of period (2)	$3,473	$2,193

(1) Provision for severance and benefits is the total amount incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2) The accrual for estimated severance as of January 1, 2011 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheet. The accrual for estimated severance as of January 2, 2010 was included within accrued expenses and other current liabilities on the Consolidated Balance Sheet. In addition to these restructuring amounts, as of January 1, 2011, the Company has other non-restructuring severance obligations included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of January 1, 2011 and October 2, 2010:

	As of
(in thousands)	January 1, 2011	October 2, 2010

Short term investments, available for sale:
Deposits maturing within one year (1)	$6,074	$2,985
	6,074	2,985

Inventories, net:
Raw materials and supplies	$43,821	$41,693
Work in process	27,444	26,682
Finished goods	14,358	15,658
	85,623	84,033
Inventory reserves	(10,962)	(10,140)
	$74,661	$73,893

Property, plant and equipment, net:
Land	$2,086	$2,086
Buildings and building improvements	11,601	11,601
Leasehold improvements	10,229	9,966
Data processing equipment and software	23,001	22,280
Machinery, equipment, furniture and fixtures	38,833	37,007
	85,750	82,940
Accumulated depreciation	(54,984)	(52,881)
	$30,766	$30,059

Accrued expenses and other current liabilities:
Wages and benefits	$15,036	$15,836
Accrued customer obligations (2)	9,452	8,918
Commissions and professional fees (3)	5,410	6,639
Severance (4)	3,093	2,947
Short-term facility accrual related to discontinued operations (Test)	1,661	1,734
Other	6,129	5,424
	$40,781	$41,498

(1) All short-term investments were classified as available for sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of January 1, 2011 and October 2, 2010, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended January 1, 2011 and January 2, 2010.
(2) Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.
(3) Balances as of January 1, 2011 and October 2, 2010 include $0.8 million and $0.9 million, respectively, of liability classified stock compensation expenses in connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”). In addition, balances for both periods include $0.3 million related to his three year consulting arrangement. An additional $0.3 million and $0.2 million of liability classified stock compensation expenses was recorded in other liabilities related to the long term portion of his agreement (see Note 6) as of January 1, 2011 and October 2, 2010, respectively. In addition, $0.5 million and $0.6 million were recorded within other liabilities related to the long term portion of his consulting agreement as of January 1, 2011 and October 2, 2010, respectively.

(4) Total severance payable within the next twelve months includes restructuring plan discussed in Note 2 and approximately $0.9 million of other severance not part of the Company’s transition and consolidation of operations to Asia.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

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

On October 3, 2008, the Company completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). As of January 1, 2011, the maximum potential payout under the Earnout could be $20.0 million; however, as of January 1, 2011, no Earnout was accrued or recorded as an adjustment to goodwill.

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of January 1, 2011and October 2, 2010:

	As of		Average estimated
(dollar amounts in thousands)	January 1, 2011	October 2, 2010	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(10,670)	(9,486)
Net wedge bonder developed technology	22,530	23,714

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(8,685)	(7,720)
Net wedge bonder customer relationships	10,615	11,580

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(1,294)	(1,150)
Net wedge bonder trade name	3,306	3,450

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,225)	(2,133)
Net wedge bonder other intangible assets	275	367

Net intangible assets	$36,726	$39,111

The following table reflects estimated annual amortization expense related to intangible assets as of January 1, 2011:

(in thousands)
Remaining fiscal 2011	$7,159
Fiscal 2012	9,178
Fiscal 2013	9,178
Fiscal 2014	5,318
Fiscal 2015-2016	5,893

Total amortization expense	$36,726

NOTE 5: DEBT AND OTHER OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of January 1, 2011 and October 2, 2010:
				(in thousands)
				As of
Rate	Payment date of each year	Conversion price	Maturity date	January 1, 2011	October 2, 2010
0.875%	June 1 and December 1	$14.36	June 1, 2012	$110,000	$110,000
Debt discount on 0.875% Convertible Subordinated Notes due June 2012				(9,890)	(11,525)
				$100,110	$98,475

The following table reflects the estimated fair value of the Company’s Convertible Subordinated Notes as of January 1, 2011 and October 2, 2010:

	(in thousands)
	Fair value as of (1)
Description	January 1, 2011	October 2, 2010

0.875% Convertible Subordinated Notes	$106,843	$102,025

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors.

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three months ended January 1, 2011 and January 2, 2010:

	Three Months Ended
(in thousands)	January 1, 2011	January 2, 2010
Amortization expense related to issue costs	$138	$196

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

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to GHC until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund GHC’s working capital requirements. The Company did not have any borrowings under the Facilities Agreement as of or during the three months ended January 1, 2011 or October 2, 2010.

NOTE 6: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS

Common Stock

The Company has a 401(k) retirement income plan (the “Plan”) for its employees. The Company’s matching contributions to the Plan are made in the form of issued and contributed shares of Company common stock. The Plan allows for employee contributions and matching Company contributions up to 4% or 6% of the employee’s contributed amount based upon years of service. Beginning January 2, 2011, matching contributions to the Plan will be made in cash rather than shares of the Company’s common stock.

The following table reflects the Company’s matching contributions to the Plan which were made in the form of issued and contributed shares of Company common stock for the three months ended January 1, 2011 and January 2, 2010:

	Three Months Ended
(in thousands)	January 1, 2011	January 2, 2010
Number of common shares	42	50
Fair value based upon market price at date of distribution	$279	$290

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of January 1, 2011 and October 2, 2010:
	As of
(in thousands)	January 1, 2011	October 2, 2010
Gain from foreign currency translation adjustments	$2,464	$1,767
Unrecognized actuarial net loss, Switzerland pension plan, net of tax	(630)	(588)
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$1,446	$791

The following table reflects the components of comprehensive income (loss) for the three months ended January 1, 2011 and January 2, 2010:

	Three Months Ended
(in thousands)	January 1, 2011	January 2, 2010
Net income	$15,099	$15,840
Gain (loss) from foreign currency translation adjustments	697	(653)
Unrecognized actuarial net gain (loss), Switzerland pension plan, net of tax	(42)	38
Other comprehensive income (loss)	$655	$(615)
Comprehensive income	$15,754	$15,225

Equity-Based Compensation

As of January 1, 2011, the Company had nine equity-based employee compensation plans (the “Employee Plan”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, stock options, performance-based share awards (collectively, “performance-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), market-based share awards (collectively, “market-based restricted stock”) or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. As of January 1, 2011, the Company’s one active plan, the 2009 Equity Plan, had 6.1 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended January 1, 2011 and January 2, 2010 was based upon awards ultimately expected to vest. In accordance with ASC 718, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The Company did not grant any performance-based restricted stock or stock options during the three months ended January 1, 2011 or January 2, 2010. The following table reflects stock options, restricted stock and common stock granted during the three months ended January 1, 2011 and January 2, 2010:

	Three months ended
(number of shares, in thousands)	January 1, 2011	January 2, 2010
Market-based restricted stock	349	398
Time-based restricted stock	616	784
Common stock	29	32
Equity-based compensation in shares	994	1,214

The following table reflects equity-based compensation expense, which includes restricted stock, stock options and common stock, for the three months ended January 1, 2011 and January 2, 2010:

	Three Months Ended
(in thousands)	January 1, 2011	January 2, 2010
Cost of sales	$48	$46
Selling, general and administrative (1)	963	714
Research and development	276	344
Equity-based compensation expense	$1,287	$1,104

The following table reflects equity-based compensation expense, by type of award, for the three months ended January 1, 2011 and January 2, 2010:

	Three Months Ended
(in thousands)	January 1, 2011	January 2, 2010
Market-based restricted stock (1)	$2	$115
Time-based restricted stock	999	56
Performance-based restricted stock (1)	71	590
Stock options	35	163
Common stock	180	180
Equity-based compensation expense	$1,287	$1,104

(1)   Fiscal 2011 selling, general and administrative expense includes a credit of $0.1 million related to the liability classified stock compensation expense for the retired former Chief Executive Officer. In connection with his retirement, deferred cash payments equal to the difference, if any, between (i) the fair market value of the shares of common stock of the Company to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of the shares of common stock of the Company actually received by him pursuant to such awards. The deferred cash payments, if any, will be paid in July 2011 and February 2012, respectively. An accrual for estimated deferred cash payments measured at fair value as of January 1, 2011 and October 2, 2010 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.

NOTE 7: EARNINGS PER SHARE

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the Notes were not convertible and the conversion option was not “in the money” as of January 1, 2011 and January 2, 2010. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation:

	Three months ended
(in thousands, except per share)	January 1, 2011	January 1, 2011	January 2, 2010	January 2, 2010
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$15,099	$15,099	$15,840	$15,840
Less: Income applicable to participating securities	(96)	(96)	(172)	(172)
After-tax interest expense	-	n/a	-	122

Net income applicable to common shareholders	$15,003	$15,003	$15,668	$15,790

DENOMINATOR:
Weighted average shares outstanding - Basic	70,881	70,881	69,684	69,684
Stock options		107		149
Time-based restricted stock		401		41
Market-based restricted stock		172		-
Performance-based restricted stock		145		-
1.00 % Convertible Subordinated Notes		-		3,813
Weighted average shares outstanding - Diluted (1)		71,706		73,687

EPS:
Net income per share - Basic	$0.21	$0.21	$0.23	$0.23

Effect of dilutive shares		-		$(0.02)

Net income per share - Diluted		$0.21		$0.21

(1) Excludes 298 dilutive participating securities as the income attributable to these shares was not included in EPS.

For the three months ended January 1, 2011 and January 2, 2010, 1.6 million and 4.4 million potentially dilutive shares related to out of the money stock options were excluded from EPS.

NOTE 8: INCOME TAXES

The following table reflects the total provision for income taxes and the effective tax rate for the three months ended January 1, 2011 and January 2, 2010:

	Three months ended
(in thousands)	January 1, 2011	January 2, 2010
Income from operations before taxes	$20,158	$16,000
Provision for income taxes	5,059	160

Net income	$15,099	$15,840

Effective tax rate	25.1%	1.0%

For the three months ended January 1, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the impact of tax holidays, decreases in the valuation allowance offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

For the three months ended January 2, 2010, the effective income tax rate differed from the federal statutory rate primarily due to decreases in the valuation allowance, federal alternative minimum taxes, state income taxes, tax from foreign operations, the impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

The Company’s future effective tax rate would be affected if earnings were lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The Company regularly assesses the effects resulting from these factors to determine the adequacy of its provision for income taxes.

In addition, the Company is currently in negotiations with a foreign tax jurisdiction which could result in a decreased effective tax rate in that jurisdiction for a limited period of time.  Any impact on current or deferred taxes as a result of these negotiations will be reflected in the quarter in which these negotiations are finalized and could result in future decrease to the Company’s overall effective tax rate.

NOTE 9: SEGMENT INFORMATION

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

The following table reflects operating information by segment for the three months ended January 1, 2011 and January 2, 2010:

	Three Months Ended
(in thousands)	January 1, 2011	January 2, 2010
Net revenue:
Equipment	$132,698	$111,597
Expendable Tools	16,165	16,818
Net revenue	148,863	128,415
Cost of sales :
Equipment	70,238	65,145
Expendable Tools	6,513	6,897
Cost of sales	76,751	72,042
Gross profit :
Equipment	62,460	46,452
Expendable Tools	9,652	9,921
Gross profit	72,112	56,373
Operating expenses:
Equipment	43,276	31,605
Expendable Tools	6,769	6,782
Operating expenses	50,045	38,387
Income from operations
Equipment	19,184	14,847
Expendable Tools	2,883	3,139

	$22,067	$17,986

The following tables reflect assets by segment as of January 1, 2011 and October 2, 2010, and capital expenditures and depreciation expense for the three months ended January 1, 2011 and January 2, 2010:
	As Of
(in thousands)	January 1, 2011	October 2, 2010
Segment assets:
Equipment	$490,045	$493,712
Expendable Tools	73,786	86,457
Segment assets	$563,831	$580,169

	Three Months Ended
(in thousands)	January 1, 2011	January 2, 2010
Capital expenditures:
Equipment	$1,487	$475
Expendable Tools	1,218	621
Capital expenditures	$2,705	$1,096

Depreciation expense
Equipment	$1,522	$1,398
Expendable Tools	499	727
Depreciation expense	$2,021	$2,125

NOTE 10: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects the reserve for product warranty activity for the three months ended January 1, 2011 and January 2, 2010:

	Three months ended
(in thousands)	January 1, 2011	January 2, 2010

Reserve for product warranty, beginning of period	$2,657	$1,003
Provision for product warranty	408	791
Product warranty costs paid	(829)	(401)
Reserve for product warranty, end of period	$2,236	$1,393

Orthodyne Earnout

As of January 1, 2011, the maximum potential payout under the Earnout could be $20.0 million; however, the Company estimated that its maximum exposure would not exceed $9.2 million. As of January 1, 2011, no Earnout was accrued or recorded as an adjustment to goodwill on the Consolidated Balance Sheet.

Other Commitments and Contingencies

The following table reflects operating lease obligations not reflected on the Consolidated Balance Sheet as of January 1, 2011:

		Payments due by fiscal year
(in thousands)	Total	2011	2012	2013	2014	2015 and thereafter
Operating lease obligations (1)	$32,735	$6,612	$6,968	$5,386	$2,771	$10,998

(1)  The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Concentrations

The following table reflects significant customer concentrations for the three months ended January 1, 2011 and January 2, 2010:
	Three months ended
	January 1, 2011	Janaury 2, 2010
Customer net revenue as a percentage of Net Revenue
Advanced Semiconductor Engineering	*	34.5%

Customer accounts receivable as a percentage of Total Accounts Receivable
Haoseng Industrial Company Limited	11.4%	12.6%
Siliconware Precision Industries Co. Limited	10.4%	*
Advanced Semiconductor Engineering	*	22.9%

*  Represents less than 10% of net revenue or total accounts receivable, as applicable.

NOTE 11: RELATED PARTY TRANSACTIONS

In connection with the Company’s acquisition of its wedge bonder division, Orthodyne Electronics Corporation, on October 3, 2008, the Company entered into a real property lease agreement with OE Holdings, Inc. Jason Livingston was the Vice President of the Company’s wedge bonder division until his resignation in October 2010 and is also a shareholder of OE Holdings, Inc. The lease agreement dated as of October 3, 2008 has a five-year term with a five-year renewal option. Rent was $124,369 per month in the first year and increases 3.0% per year thereafter. If the lease agreement renewal is exercised, rent during the renewal term will be at fair market value. The Company is guaranteeing the obligations of its subsidiary under the lease agreement.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, statements that relate to increasing, continuing or strengthening demand for our products, and our future revenue and operational flexibility as a result of (among other factors):

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

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Business conditions in the semiconductor industry improved significantly during fiscal 2010 after a dramatic deterioration in the global economy and a corresponding reduction in semiconductor production activity during fiscal 2009. Although net revenue in the first quarter of fiscal 2011 was sequentially lower than the fourth quarter of fiscal 2010, net revenue was higher than we expected. We anticipate demand to be stronger during the second quarter of fiscal 2011 as compared to the first quarter of fiscal 2011. Our visibility into future demand beyond that is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.

To mitigate possible negative effects of this industry-wide volatility on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2010, we reduced our debt by $49.0 million, and as of January 1, 2011, our total cash, cash equivalents and investments exceeded the face value of our total debt by $93.6 million, a $22.3 million increase from our fiscal year end. We believe a strong cash position allows us to continue making longer term investments in product development and in cost reduction activities throughout the semiconductor cycle.

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

K&S’s leadership in the industries’ use of copper wire, instead of gold, for the wire bonding process is an example of the benefits of collaborative efforts. By working with customers, material suppliers, and suppliers of equipment used around the wire bonding process, we have developed a series of robust, high yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. Many of our customers started large scale conversion of their output to copper wire in fiscal 2010. We expect this conversion process to continue throughout the industry for the next several years, potentially driving a significant wire bonder replacement cycle as we believe much of the industries’ installed base is not suitable for copper bonding. Based on our industry leading copper bonding processes, we believe the market share for wire bonders configured for copper wire is much higher than our already leading market share for ball bonders in general.

We also maintain the technology leadership of our equipment by optimizing variants of our products to serve high growth markets. For example, over the last two years we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. We estimate the LED device market to be driven by the adoption of LED backlights for flat-screen displays as well as other LED applications in general lighting. In fiscal 2009, we launched two products optimized for these applications. These products represent our first product offerings specifically aimed at this high growth market, and since their introduction we have captured significant market share.

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

Products and Services

We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three months January 1, 2011 and January 2, 2010, respectively:

	Three months ended
	January 1, 2011		January 2, 2010
(dollar amounts in thousands)	Net Revenues	% of total net revenue	Net Revenues	% of total net revenue
Equipment	$132,698	89.1%	$111,597	86.9%
Expendable Tools	16,165	10.9%	16,818	13.1%
	$148,863	100.0%	$128,415	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications using either gold or copper wire

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS	Cost performance, low pin count applications using either gold or copper wire

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS LA	Cost performance large area substrate and matrix applications

	AT Premier	Stud bumping applications (high brightness LED and image sensor)

Wedge bonders	3600Plus	Power hybrid and automotive modules using either aluminum wire or ribbon

	7200Plus	Power semiconductors using either aluminum wire or ribbon

	7200HD	Smaller power packages using either aluminum wire or ribbon

	7600HD	Power semiconductors including smaller power packages using either aluminum wire or ribbon

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

(1)	Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnX LED PS and our ConnX VLED PS. Targeted for large area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010, we introduced the IConnPS ProCu which offers a significant new level of capability for customers transitioning from gold to copper wire bonding.

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

While wedge bonding traditionally utilized aluminum wire all of our wedge bonders are also available modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.

Die Bonders

Our die bonder, the iStackPS, focuses on stacked die applications for both memory and subcontract assembly customers. iStackPS is targeted at stacked die and high end ball grid array (“BGA”) applications. In these applications, we expect up to 40% productivity increases compared to current generation machines. In addition, iStackPS has demonstrated superior accuracy and process control.

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

RESULTS OF OPERATIONS

Results of Operations for fiscal 2011 and 2010

The following table reflects our income from operations for the three months ended January 1, 2011 and January 2, 2010:

	Three Months Ended
(dollar amounts in thousands)	January 1, 2011	January 2, 2010	$ Change	% Change
Net revenue	$148,863	$128,415	$20,448	15.9%
Cost of sales	76,751	72,042	4,709	6.5%
Gross profit	72,112	56,373	15,739	27.9%

Selling, general and administrative	34,850	25,226	9,624	38.2%
Research and development	15,195	13,161	2,034	15.5%
Operating expenses	50,045	38,387	11,658	30.4%

Income from operations	$22,067	$17,986	$4,081	22.7%

Net Revenue

Approximately 97.0% and 97.4% of our net revenue for the three months ended January 1, 2011 and January 2, 2010, respectively, was for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.

The following table reflects net revenue by business segment for the three months ended January 1, 2011 and January 2, 2010:

	Three months ended
(dollar amounts in thousands)	January 1, 2011	January 2, 2010	$ Change	% Change
Equipment	$132,698	$111,597	$21,101	18.9%
Expendable Tools	16,165	16,818	(653)	-3.9%
Total	$148,863	$128,415	$20,448	15.9%

Equipment

The following table reflects the components of Equipment net revenue change between the three months ended January 1, 2011 and January 2, 2010:

	January 1, 2011 vs. January 2, 2010
(in thousands)	Price	Volume	$ Change
Equipment	$6,336	$14,765	$21,101

For the three months ended January 1, 2011, higher equipment net revenue as compared to the prior year period was due to a 202.2% unit volume increase for our wedge bonders partially offset by a 17.4% decline in ball bonder volume. The improvement in wedge bonder volume was due to significant demand for power management products. The favorable price change was due to customer mix within our ball bonder product lines.

Expendable Tools

We realized a slight decline in Expendable Tools net revenue during the three months ended January 1, 2011 as compared to the three months ended January 2, 2010. The decrease was primarily due lower volumes for our non-wedge bonder tools products.

Gross Profit

The following table reflects gross profit by business segment for the three months ended January 1, 2011 and January 2, 2010:

	Three months ended
(dollar amounts in thousands)	January 1, 2011	January 2, 2010	$ Change	% Change
Equipment	$62,460	$46,452	$16,008	34.5%
Expendable Tools	9,652	9,921	(269)	-2.7%
Total	$72,112	$56,373	$15,739	27.9%

The following table reflects gross profit as a percentage of net revenue by business segment:

	Three months ended		Basis Point
	January 1, 2011	January 2, 2010	Change
Equipment	47.1%	41.6%	550
Expendable Tools	59.7%	59.0%	70
Total	48.4%	43.9%	450

Equipment

The following table reflects the components of Equipment gross profit change between the three months ended January 1, 2011 and January 2, 2010:

	January 1, 2011 vs. January 2, 2010
(in thousands)	Price	Cost	Volume	Change
Equipment	$6,336	$(213)	$9,885	$16,008

For the three months ended January 1, 2011, gross profit increased as compared to the prior year period mainly due to higher volume for wedge bonders and improved prices for ball bonders. The improvement in wedge bonder volume was due to significant demand for power management products. The favorable price change was due to customer mix within our ball bonder product lines.

Expendable Tools

We realized a small decline in Expendable Tools gross profit during the three months ended January 1, 2011 as compared to the three months ended January 2, 2010. This small decrease was primarily due lower volumes for our non-wedge bonder tools products.

Operating Expenses

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended		Basis point
	January 1, 2011	January 2, 2010	change
Selling, general & administrative	23.4%	19.6%	(380)
Research & development	10.2%	10.2%	-
Total	33.6%	29.8%	(380)

Selling, general and administrative (“SG&A”)

SG&A increased a net of $9.6 million during the three months ended January 1, 2011 as compared to the same period a year ago primarily due to the following:

•	$3.2 million higher incentive compensation expense driven by the current fiscal quarter’s net income;
•	$2.5 million increase in sales commissions due to higher net revenue for the current fiscal quarter;
•	$1.6 million higher severance expense related the current quarter’s U.S.-based corporate transition to Singapore and the wedge bonder manufacturing transition from the U.S. to Asia;
•	$1.0 million higher staffing costs to support our installed machine base and higher information technology consulting and related project costs during the current fiscal quarter, and;
•	$0.8 million unfavorable foreign currency variance.

Research and development (“R&D”)

R&D expenses increased $2.0 million during the three months ended January 1, 2011 as compared to the same period a year ago primarily due to $1.6 million of higher employee staffing costs attributed to additional headcount in our technology centers.

Income from Operations

The following table reflects income from operations for the three months ended January 1, 2011 and January 2, 2010:

	Three months ended
(dollar amounts in thousands)	January 1, 2011	January 2, 2010	$ Change	% Change
Equipment	$19,184	$14,847	$4,337	29.2%
Expendable Tools	2,883	3,139	(256)	-8.2%
	$22,067	$17,986	$4,081	22.7%

Equipment

For the three months ended January 1, 2011, income from operations was higher as compared to the prior year period mainly due to higher volume for wedge bonders and improved prices for ball bonders. The improvement in wedge bonder volume was due to significant demand for power management products. The favorable price change was due to customer mix within our ball bonder product lines.

Expendable Tools

We realized a small decline in Expendable Tools income from operations during the three months ended January 1, 2011 as compared to the three months ended January 2, 2010. This small decrease was primarily due lower volumes for our non-wedge bonder tools products.

Interest Income and Expense

The following table reflects interest income and interest expense for the three months ended January 1, 2011 and January 2, 2010:
	Three months ended
(dollar amounts in thousands)	January 1, 2011	January 2, 2010	$ Change	% Change
Interest income	$105	$97	$8	8.2%
Interest expense: cash	(242)	(371)	129	-34.8%
Interest expense: non-cash	(1,772)	(1,712)	(60)	3.5%

The increase in interest income from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 was due to higher invested cash balances.

The decrease in interest for the first quarter of fiscal 2011 as compared to the prior year period was attributable to the retirement of our 1.0% Convertible Subordinated Notes in June 2010.

Provision for Income Taxes

The following table reflects the provision for income taxes and the effective tax rate for the three months ended January 1, 2011 and January 2, 2010:

	Three months ended
(in thousands)	January 1, 2011	January 2, 2010
Income from operations before taxes	$20,158	$16,000
Provision for income taxes	5,059	160

Net income	$15,099	$15,840

Effective tax rate	25.1%	1.0%

For the three months ended January 1, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the impact of tax holidays, decreases in the valuation allowance offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

For the three months ended January 2, 2010, the effective income tax rate differed from the federal statutory rate primarily due to decreases in the valuation allowance, Federal alternative minimum taxes, state income taxes, tax from foreign operations, the impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

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

In addition, we are currently in negotiations with a foreign tax jurisdiction which could result in a decreased effective tax rate in that jurisdiction for a limited period of time.  Any impact on current or deferred taxes as a result of these negotiations will be reflected in the quarter in which these negotiations are finalized and could result in future decrease to our overall effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and investments as of January 1, 2011 and October 2, 2010:

	As of
(dollar amounts in thousands)	January 1, 2011	October 2, 2010	$ Change
Cash and cash equivalents	$197,551	$178,112	$19,439
Restricted cash (1)	-	237	(237)
Short-term investments	6,074	2,985	3,089
Total cash and cash equivalents	$203,625	$181,334	$22,291
Percentage of total assets	36.1%	31.3%

(1)  Related to customs requirements in Malaysia.

The following table reflects summary Consolidated Statement of Cash Flow information for the three months ended January 1, 2011 and January 2, 2010:

	Three months ended
(in thousands)	January 1, 2011	January 2, 2010

Net cash provided by continuing operations	$25,310	$34,125
Net cash used in discontinued operations	(524)	(496)
Net cash provided by operating activities	$24,786	$33,629

Net cash used in investing activities, continuing operations	(5,648)	(1,031)
Net cash used in investing activities, discontinued operations	-	(1,838)
Net cash used in investing activities	$(5,648)	$(2,869)

Net cash used in financing activities	125	(23)
Effect of exchange rate changes on cash and cash equivalents	176	(90)
Changes in cash and cash equivalents	$19,439	$30,647
Cash and cash equivalents, beginning of period	178,112	144,560
Cash and cash equivalents, end of period	$197,551	$175,207

Three months ended January 1, 2011

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $15.1 million plus non-cash adjustments of $11.8 million partially offset by a net decrease in net working capital of $1.6 million. The net decrease in working capital was primarily driven by decreases in accounts payable, accrued expenses, and other current liabilities and decreases in accounts receivable.

Net cash used in investing activities of $5.6 million was comprised of capital expenditures of $2.7 million and purchases of short term investments of $3.2 million.

Discontinued Operations

Net cash used in operating activities was related to facility payments for our former Test business.

Three months ended January 2, 2010

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $15.8 million plus non-cash adjustments of $7.7 million. In addition, net working capital provided $10.6 million, primarily driven by increases in accounts payable, accrued expenses, and other current liabilities, decreases in accounts receivable and increases in inventories.

Net cash used in investing activities was comprised of capital expenditures of $1.1 million.

Discontinued Operations

Net cash used in operating activities was related to facility payments for our former Test business.

Net cash used in investing activities was the result of settlement of remaining liabilities, related to working capital adjustments in connection with the fiscal 2009 sale of our Wire business.

Fiscal 2011 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2011 capital expenditures to be $11.0 to $12.0 million. Expenditures are anticipated to be primarily used for R&D projects and the expansion of our manufacturing operations infrastructure in Asia.

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

Convertible Subordinated Notes

The following table reflects additional information regarding our Convertible Subordinated Notes as of
January 1, 2011:

Description	Maturity Date	Par Value	Fair Value as of January 1, 2011 (1)
		(in thousands)
0.875% Convertible Subordinated Notes (2)	June 1, 2012	$110,000	$106,843

(1)  In accordance with ASC 820, we rely upon observable market data such as our common stock price, interest rates, and other market factors.

 (2)  We determined maintenance of our corporate rating was not necessary; therefore, our 0.875% Convertible Subordinated Notes are not rated.

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of January 1, 2011 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

Other Obligations and Contingent Payments

The following table identifies obligations and contingent payments under various arrangements as of January 1, 2011:

		Payments due by fiscal period
		Less than	1 - 3	3 - 5	More than	Due date not
(in thousands)	Total	1 year	years	years	5 years	determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$110,000		$110,000

Current and long-term liabilities:
Pension plan obligations	4,932					$4,932
Severance	6,393	$3,093	1,278			2,022
Facility accrual related to discontinued operations (Test)	2,547	1,661	886
Obligations related to Chief Executive Officer transition (2)	2,869	2,075	794
Operating lease retirement obligations	2,295	141	679	$644	$831
Long-term income taxes payable	1,968					1,968
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$131,004	$6,970	$113,637	$644	$831	$8,922

Contractual Obligations:
Inventory purchase obligations (3)	$82,978	$82,978				$-
Operating lease obligations (4)	32,735	8,506	$11,178	$5,278	$7,773
Cash paid for interest	1,445	482	963
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$117,158	$91,966	$12,141	$5,278	$7,773	$-

 (1) Does not reflect debt discount of $9.9 million related to our 0.875% Convertible Subordinated Notes.
(2) In connection with the September 2010 retirement of our former Chief Executive Officer (“CEO”), we entered into a three year consulting arrangement with him. Additionally in connection with his retirement, deferred cash payments equal to the difference, if any, between (i) the fair market value of our shares of common stock to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of our shares of common stock actually received by him pursuant to such awards. The deferred cash payments, if any, will be paid in July 2011 and February 2012, respectively. In addition, in connection with the employment agreement for our recently hired CEO, we are obligated to pay certain bonus and relocation payments.
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

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to GHC until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund GHC’s working capital requirements. We did not have any borrowings under the Facilities Agreement as of or during the three months ended January 1, 2011 or October 2, 2010.

Orthodyne Earnout

On October 3, 2008, we completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). As of January 1, 2011, the maximum potential payout under the Earnout could be $20.0 million; however, as of January 1, 2011, no Earnout was accrued or recorded as an adjustment to goodwill.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements such as derivatives, indirect guarantees of indebtedness, contingent interests, or obligations associated with variable interest entities.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of January 1, 2011, we held $6.1 million of available-for-sale investments which subject us to interest rate risk. Our available-for-sale securities consist of fixed income investments (such as corporate bonds, commercial paper, time deposits and U.S. Treasury and Agency securities, or mutual funds that invest in these instruments). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations.

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

Based on our overall currency rate exposure as of January 1, 2011, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could impact on our financial position, results of operations or cash flows by $1.0 to $2.0 million. Our board of directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.

Item 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2011 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

PART II Other information

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended October 2, 2010 filed with the Securities and Exchange Commission.

Item 6.        Exhibits

Exhibit No.	Description
10.1	Letter Agreement between the Company and Jason Livingston, dated October 18, 2010, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2010.*

10.2	Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2010.*

10.3	Letter Agreement between the Company and Michael J. Morris, dated November 16, 2010, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2010.*

10.4	Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 9, 2010.*

10.5	Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 9, 2010.*

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 9, 2011	By: /s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President and Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)