Form 10-Q
period 2011-04-02
KULICKE & SOFFA INDUSTRIES INC
filed 2011-05-10
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                .

Commission File No.  0-121

KULICKE AND SOFFA INDUSTRIES, INC.
 (Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1498399
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

6 Serangoon North, Avenue 5, #03-16, Singapore 554910
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

As of May 5, 2011, there were 71,998,581 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

April 2, 2011

PART I. - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited
	As of
	April 2, 2011	October 2, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$275,676	$178,112
Restricted cash	-	237
Short-term investments	6,139	2,985
Accounts and notes receivable, net of allowance for doubtful accounts of $870 and $980, respectively	163,631	196,035
Inventories, net	82,939	73,893
Prepaid expenses and other current assets	12,232	15,985
Deferred income taxes	5,454	5,443
TOTAL CURRENT ASSETS	546,071	472,690

Property, plant and equipment, net	30,604	30,059
Goodwill	43,898	26,698
Intangible assets	34,340	39,111
Other assets	11,902	11,611
TOTAL ASSETS	$666,815	$580,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$76,030	$82,353
Accrued expenses and other current liabilities	48,193	41,498
Earnout agreement payable (Note 4)	17,200	-
Income taxes payable	1,349	1,279
TOTAL CURRENT LIABILITIES	142,772	125,130

Long-term debt	101,749	98,475
Deferred income taxes	21,388	20,355
Other liabilities	13,129	13,729
TOTAL LIABILITIES	279,038	257,689

Commitments and contingent liabilities (Note 10)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 76,767 and 75,429, respectively; outstanding 71,813 and 70,475 shares, respectively	433,176	423,715
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated deficit	(686)	(55,670)
Accumulated other comprehensive income	1,643	791
TOTAL SHAREHOLDERS' EQUITY	387,777	322,480

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$666,815	$580,169

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Six months ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Net revenue	$206,729	$153,838	$355,592	$282,253

Cost of sales	107,772	86,066	184,523	158,108

Gross profit	98,957	67,772	171,069	124,145

Selling, general and administrative	38,784	30,470	73,634	55,696
Research and development	16,524	13,980	31,719	27,141
Operating expenses	55,308	44,450	105,353	82,837

Income from operations	43,649	23,322	65,716	41,308
Interest income	156	89	261	186
Interest expense	(2,021)	(2,105)	(4,035)	(4,188)
Income from operations before income tax	41,784	21,306	61,942	37,306
Provision for income taxes	1,899	148	6,958	308
Net income	$39,885	$21,158	$54,984	$36,998

Net income per share:
Basic	$0.55	$0.30	$0.77	$0.52
Diluted	$0.54	$0.28	$0.75	$0.50

Weighted average shares outstanding:
Basic	71,512	69,806	71,196	69,745
Diluted	73,120	74,371	72,410	74,143

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six months ended
	April 2, 2011	April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,984	$36,998
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	8,804	8,919
Amortization of debt discount and debt issuance costs	3,552	3,404
Equity-based compensation and employee benefits	4,124	3,411
Provision for doubtful accounts	(109)	15
Provision for inventory valuation	2,212	169
Deferred taxes	2,716	8
Changes in operating assets and liabilities, net of businesses acquired or sold:

Accounts and notes receivable	32,445	(12,557)
Inventory	(11,407)	(15,787)
Prepaid expenses and other current assets	3,702	(1,661)
Accounts payable, accrued expenses and other current liabilities	601	20,371
Income taxes payable	81	(984)
Other, net	82	(1,987)
Net cash provided by continuing operations	101,787	40,319
Net cash used in discontinued operations	(968)	(906)
Net cash provided by operating activities	100,819	39,413
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,589)	(2,106)
Proceeds from sale of property, plant and equipment	-	3,958
Purchases of investments classified as available-for-sale	(3,285)	-
Changes in restricted cash, net	237	65
Net cash provided by (used in) continuing operations	(7,637)	1,917
Net cash used in discontinued operations	-	(1,838)
Net cash provided by (used in) investing activities	(7,637)	79
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	4,031	212
Net costs from sale of common stock	-	(29)
Net cash provided by financing activities	4,031	183
Effect of exchange rate changes on cash and cash equivalents	351	(154)
Changes in cash and cash equivalents	97,564	39,521
Cash and cash equivalents at beginning of period	178,112	144,560
Cash and cash equivalents at end of period	$275,676	$184,081
CASH PAID FOR:
Interest	$481	$726
Income taxes	$4,288	$1,725

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

Nature of Business

The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and outsourced semiconductor assembly and test providers (“OSATs”) worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

Use of Estimates

The preparation of the interim consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the interim consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results could differ from those estimates.

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of April 2, 2011 and October 2, 2010 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs paid by the Company are included in cost of sales.

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

In accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”), the Company accounts for uncertain tax positions taken or expected to be taken in its income tax return. Under ASC 740.10, the Company utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

NOTE 2: RESTRUCTURING

During fiscal 2010, the Company committed to a plan to reduce its Irvine, California workforce by approximately 60 employees over a period of approximately 26 months. As part of this workforce reduction plan, substantially all of the Company's California-based wedge bonder manufacturing, as well as certain administrative functions, are being transferred to the Company's manufacturing facilities in Kuala Lumpur, Malaysia and Singapore. Management determined it was in the best interests of the Company to migrate production and certain administrative functions from California to Asia. With respect to the California-based wedge bonder transfer to Asia, the Company anticipates $0.5 million of additional pre-tax expense to be incurred over the next twelve months, with cash payments to be substantially complete by the end of fiscal 2012.

In addition to the California-based transition to Asia, the Company is consolidating certain of its other U.S.-based operations to Asia.

The following table reflects severance activity for all plans during the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Accrual for estimated severance and benefits, beginning of period	$3,473	$2,193	$2,395	$2,413
Provision for severance and benefits: Equipment segment (1)	541	202	1,685	168
Provision for severance and benefits: Expendable Tools segment (1)	139	124	463	357
Payment of severance and benefits	(1,000)	(446)	(1,390)	(865)
Accrual for estimated severance and benefits, end of period (2)	$3,153	$2,073	$3,153	$2,073

(1) Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2)  The accrual for estimated severance as of April 2, 2011 and April 3, 2010 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets. In addition to these restructuring amounts, as of April 2, 2011, the Company had other non-restructuring severance obligations included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of April 2, 2011 and October 2, 2010:

	As of
(in thousands)	April 2, 2011	October 2, 2010

Short term investments, available-for-sale:
Deposits maturing within one year (1)	$6,139	$2,985
	$6,139	$2,985

Inventories, net:
Raw materials and supplies	$50,235	$41,693
Work in process	30,039	26,682
Finished goods	14,212	15,658
	94,486	84,033
Inventory reserves	(11,547)	(10,140)
	$82,939	$73,893

Property, plant and equipment, net:
Land	$2,086	$2,086
Buildings and building improvements	8,651	8,651
Leasehold improvements	14,851	12,916
Data processing equipment and software	23,291	22,280
Machinery, equipment, furniture and fixtures	38,727	37,007
	87,606	82,940
Accumulated depreciation	(57,002)	(52,881)
	$30,604	$30,059

Accrued expenses and other current liabilities:
Wages and benefits	$15,533	$15,836
Accrued customer obligations (2)	13,102	8,918
Commissions and professional fees (3)	6,463	6,639
Severance (4)	3,729	2,947
Short-term facility accrual related to discontinued operations (Test)	1,696	1,734
Other	7,670	5,424
	$48,193	$41,498

(1) All short-term investments were classified as available for sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of April 2, 2011 and October 2, 2010, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three or six months ended April 2, 2011 and April 3, 2010.
(2) Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.
(3) Balances as of April 2, 2011 and October 2, 2010 include $1.8 million and $0.9 million, respectively, of liability classified stock compensation expenses in connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”). In addition, balances for both periods include $0.3 million related to his three year consulting arrangement. An additional $0.2 million of liability classified stock compensation expenses was recorded in other liabilities related to the long term portion of his agreement (see Note 6) as of October 2, 2010. In addition, $0.4 million and $0.6 million were recorded within other liabilities related to the long term portion of his consulting agreement as of April 2, 2011 and October 2, 2010, respectively.
(4) Total severance payable within the next twelve months includes restructuring plan discussed in Note 2 and approximately $0.7 million of other severance not part of the Company’s transition and consolidation of operations to Asia.

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

On October 3, 2008, the Company completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). As of April 2, 2011, the maximum potential payout under the Earnout could be $30.0 million, and the Company has accrued $17.2 million as an adjustment to goodwill.

The following table reflects Goodwill as of April 2, 2011 and October 2, 2010:

	As of
(dollar amounts in thousands)	April 2, 2011	October 2, 2010
Beginning of period, Goodwill	$26,698	$26,698
Increase to Goodwill for Earnout	17,200	-

End of period, Goodwill	$43,898	$26,698

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of April 2, 2011and October 2, 2010:

	As of		Average estimated
(dollar amounts in thousands)	April 2, 2011	October 2, 2010	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(11,857)	(9,486)
Net wedge bonder developed technology	21,343	23,714

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(9,650)	(7,720)
Net wedge bonder customer relationships	9,650	11,580

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(1,437)	(1,150)
Net wedge bonder trade name	3,163	3,450

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,316)	(2,133)
Net wedge bonder other intangible assets	184	367

Net intangible assets	$34,340	$39,111

The following table reflects estimated annual amortization expense related to intangible assets as of April 2, 2011:

(in thousands)
Remaining fiscal 2011	$4,773
Fiscal 2012	9,178
Fiscal 2013	9,178
Fiscal 2014	5,318
Fiscal 2015-2016	5,893

Total amortization expense	$34,340

NOTE 5: DEBT AND OTHER OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of April 2, 2011 and October 2, 2010:
				(in thousands)
				As of
Rate	Payment date of each year	Conversion price	Maturity date	April 2, 2011	October 2, 2010
0.875%	June 1 and December 1	$14.36	June 1, 2012	$110,000	$110,000
	Debt discount on 0.875% Convertible Subordinated Notes due June 2012			(8,251)	(11,525)
				$101,749	$98,475

The following table reflects the estimated fair value of the Company’s Convertible Subordinated Notes as of April 2, 2011 and October 2, 2010:

	(in thousands)
	Fair value as of (1)
Description	April 2, 2011	October 2, 2010

0.875% Convertible Subordinated Notes	$108,350	$102,025

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors in establishing fair value.

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Amortization expense related to issue costs	$141	$192	$279	$388

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

Credit Facility

On April 4, 2011, Kulicke & Soffa Pte. Ltd. (“Pte”), the Company’s wholly-owned subsidiary, entered into a Short Term Credit Facilities Agreement (the “Facilities Agreement”) with DBS Bank Ltd. (“DBS Bank”). In accordance with the Facilities Agreement, DBS Bank has agreed to make available to Pte the following banking facilities:

(i) a short term loan facility of up to $12.0 million (the “STL Facility”); and
(ii) a revolving credit facility of up to $8.0 million (the “RC Facility”).

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund Pte’s working capital requirements. The Company did not have any borrowings under the Facilities Agreement as of or during the six months ended April 2, 2011.

The Facilities Agreement and related Debenture dated April 4, 2011 replace the facilities agreement and related debenture by and between Kulicke and Soffa Global Holding Corporation, a wholly-owned subsidiary of the Company, and DBS Bank Ltd. (Labuan Branch), entered into on September 29, 2010, which were terminated as of April 4, 2011.

NOTE 6: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS

Common Stock

The Company has a 401(k) retirement income plan (the “Plan”) for its employees. Historically, the Company’s matching contributions to the Plan were made in the form of issued and contributed shares of Company common stock; however, beginning January 2, 2011, matching contributions to the Plan are made in cash rather than shares of the Company’s common stock. The Plan allows for employee contributions and matching Company contributions up to 4% or 6% of the employee’s contributed amount based upon years of service.

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock or cash during the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Number of common shares	n/a	50	42	100
Fair value based upon market price at date of distribution	n/a	$308	$279	$598
Cash	$406	n/a	406	n/a

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income (expense) reflected on the Consolidated Balance Sheets as of April 2, 2011 and October 2, 2010:

	As of
(in thousands)	April 2, 2011	October 2, 2010
Gain from foreign currency translation adjustments	$2,661	$1,767
Unrecognized actuarial net loss, Switzerland pension plan, net of tax	(630)	(588)
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$1,643	$791

The following table reflects the components of comprehensive income for the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended		Six months ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net income (1)	$39,885	$21,158	$54,984	$36,998
Gain (loss) from foreign currency translation adjustments	196	(2)	894	(655)
Unrecognized actuarial net gain (loss),
Switzerland pension plan, net of tax	-	(29)	(42)	9
Other comprehensive income (loss)	196	(31)	852	(646)
Comprehensive income	$40,081	$21,127	$55,836	$36,352

Equity-Based Compensation

As of April 2, 2011, the Company had seven equity-based employee compensation plans (the “Employee Plan”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, stock options, performance-based share awards (collectively, “performance-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), market-based share awards (collectively, “market-based restricted stock”) or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. As of April 2, 2011, the Company’s one active plan, the 2009 Equity Plan, had 6.1 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended April 2, 2011 and April 3, 2010 was based upon awards ultimately expected to vest. In accordance with ASC 718, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following table reflects restricted stock, stock options and common stock granted during the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended		Six months ended
(number of shares in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Market-based restricted stock	19	-	368	398
Time-based restricted stock	92	-	708	784
Stock options	-	26	-	26
Common stock	25	33	54	65
Equity-based compensation in shares	136	59	1,130	1,273

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Cost of sales	$56	$50	$104	$96
Selling, general and administrative (1)	2,148	1,273	3,111	1,987
Research and development	354	386	630	730
Equity-based compensation expense	$2,558	$1,709	$3,845	$2,813

The following table reflects equity-based compensation expense, by type of award, for the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Market-based restricted stock (2)	$871	$273	$873	$388
Time-based restricted stock	1,123	467	2,122	1,057
Performance-based restricted stock (3)	364	682	435	738
Stock options	20	107	55	270
Common stock	180	180	360	360
Equity-based compensation expense	$2,558	$1,709	$3,845	$2,813

(1)  Three and six months ended April 2, 2011 selling, general and administrative expense includes $0.7 million and $0.6 million, respectively, related to the liability classified stock compensation expense for the retired former Chief Executive Officer (“CEO”). In connection with his retirement, deferred cash payments equal the difference, if any, between (i) the fair market value of the shares of common stock of the Company to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of the shares of common stock of the Company actually received by him pursuant to such awards. The deferred cash payments, if any, will be paid in July 2011 and February 2012, respectively. An accrual for estimated deferred cash payments measured at fair value as of April 2, 2011 and October 2, 2010 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.
(2)  Three and six months ended April 2, 2011 includes $0.5 million and $0.4 million, respectively, related to the liability classified stock compensation expense for the retired former CEO.
(3)  Three and six months ended April 2, 2011 includes $0.2 million related to the liability classified stock compensation expense for the retired former CEO.

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the Notes were not convertible and the conversion option was not “in the money” as of April 2, 2011 and April 3, 2010. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended
	April 2, 2011		April 3, 2010
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$39,885	$39,885	$21,158	$21,158
Less: Income applicable to participating securities	(243)	(243)	(227)	(227)
After-tax interest expense	-	-	-	122

Net income applicable to common shareholders	$39,642	$39,642	$20,931	$21,053

DENOMINATOR:
Weighted average shares outstanding - Basic	71,512	71,512	69,806	69,806
Stock options		328		192
Time-based restricted stock		761		234
Market-based restricted stock		519		326
1.000 % Convertible Subordinated Notes		-		3,813
Weighted average shares outstanding - Diluted (1)		73,120		74,371

EPS:
Net income per share - Basic	$0.55	$0.55	$0.30	$0.30

Effect of dilutive shares		$(0.01)		$(0.02)

Net income per share - Diluted		$0.54		$0.28

(1) Three months ended April 2, 2011 and April 3, 2010 excludes 365 and 284 dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

For the three months ended April 2, 2011 and April 3, 2010, 0.4 million and 2.9 million potentially dilutive shares related to out of the money stock options, respectively, were excluded from EPS.

	Six months ended
	April 2, 2011		April 3, 2010
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$54,984	$54,984	$36,998	$36,998
Less: Income applicable to participating securities	(343)	(343)	(398)	(398)
After-tax interest expense	-	-	-	245

Net income applicable to common shareholders	$54,641	$54,641	$36,600	$36,845

DENOMINATOR:
Weighted average shares outstanding - Basic	71,196	71,196	69,745	69,745
Stock options		189		171
Time-based restricted stock		592		137
Market-based restricted stock		433		277
1.000 % Convertible Subordinated Notes		-		3,813
Weighted average shares outstanding - Diluted (1)		72,410		74,143

EPS:
Net income per share - Basic	$0.77	$0.77	$0.52	$0.52

Effect of dilutive shares		$(0.02)		$(0.02)

Net income per share - Diluted		$0.75		$0.50

(1) Six months ended April 2, 2011 and April 3, 2010 excludes 348 and 325 dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

For the six months ended April 2, 2011 and April 3, 2010, 0.8 million and 3.7 million potentially dilutive shares related to out of the money stock options, respectively, were excluded from EPS.

NOTE 8: INCOME TAXES

The following table reflects the provision for income taxes and the effective tax rate for the six months ended April 2, 2011 and April 3, 2010:

	Six months ended
(dollar amounts in thousands)	April 2, 2011	April 3, 2010
Income from operations before taxes	$61,942	$37,306
Provision for income taxes	6,958	308

Net income	$54,984	$36,998

Effective tax rate	11.2%	0.8%

For the six months ended April 2, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the impact of tax holidays, decreases in the valuation allowance offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes. In addition, the Company finalized negotiations with a foreign tax jurisdiction which resulted in a decreased effective tax rate in that jurisdiction for a limited period of time.

For the six months ended April 3, 2010, the effective income tax rate differed from the federal statutory rate primarily due to: decreases in the valuation allowance, federal alternative minimum taxes, state income taxes, tax from foreign operations, the impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

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

The following table reflects operating information by segment for the three months and six months ended April 2, 2011 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net revenue:
Equipment	$190,010	$136,353	$322,708	$247,950
Expendable Tools	16,719	17,485	32,884	34,303
Net revenue	206,729	153,838	355,592	282,253
Cost of sales:
Equipment	100,833	79,466	171,071	144,611
Expendable Tools	6,939	6,600	13,452	13,497
Cost of sales	107,772	86,066	184,523	158,108
Gross profit:
Equipment	89,177	56,887	151,637	103,339
Expendable Tools	9,780	10,885	19,432	20,806
Gross profit	98,957	67,772	171,069	124,145
Operating Expenses:
Equipment	47,831	36,693	91,107	68,298
Expendable Tools	7,477	7,757	14,246	14,539
Operating expenses	55,308	44,450	105,353	82,837
Income from operations:
Equipment	41,346	20,194	60,530	35,041
Expendable Tools	2,303	3,128	5,186	6,267
Income from operations	$43,649	$23,322	$65,716	$41,308

The following tables reflect assets by segment as of April 2, 2011 and October 2, 2010, capital expenditures for the six months ended April 2, 2011 and April 3, 2010, and depreciation expense for the three and six months ended April 2, 2011 and April 3, 2010:

	As of
(in thousands)	April 2, 2011	October 2, 2010
Segment assets
Equipment	$587,678	$493,712
Expendable Tools	79,137	86,457
Total assets	$666,815	$580,169

	Six months ended
(in thousands)	April 2, 2011	April 3, 2010
Capital expenditures
Equipment	$2,179	$1,229
Expendable Tools	2,410	877
Capital expenditures	$4,589	$2,106

	Three months ended		Six months ended
(in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Depreciation expense
Equipment	$1,460	$1,345	$2,982	$2,743
Expendable Tools	551	678	1,050	1,405
Depreciation expense	$2,011	$2,023	$4,032	$4,148

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

The following table reflects the reserve for product warranty activity for the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended		Six months ended
(in thousands)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Reserve for product warranty, beginning of period	$2,236	$1,393	$2,657	$1,003
Provision for product warranty	529	744	938	1,535
Product warranty costs paid	(711)	(467)	(1,541)	(868)
Reserve for product warranty, end of period	$2,054	$1,670	$2,054	$1,670

Other Commitments and Contingencies

The following table reflects operating lease obligations not reflected on the Consolidated Balance Sheet as of April 2, 2011:

		Payments due by fiscal year
(in thousands)	Total	2011	2012	2013	2014	2015 and thereafter
Operating lease obligations (1)	$31,083	$4,312	$7,151	$5,409	$2,799	$11,412

(1)  The Company has minimum rental commitments under various leases which are not recorded as liabilities on the balance sheet (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Concentrations

The following table reflects significant customer concentrations for the six months ended and as of April 2, 2011 and April 3, 2010:
	Six months ended
	April 2, 2011	April 3, 2010
Customer net revenue as a percentage of Net Revenue
Advanced Semiconductor Engineering Group	18.8%	29.1%

	As of
	April 2, 2011	April 3, 2010
Customer accounts receivable as a percentage of Total Accounts Receivable
Siliconware Precision Industries Co., Ltd.	10.0%	16.5%
Haoseng Industrial Company Limited	*	11.8%

*  Represents less than 10% of total accounts receivable.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2010 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.

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

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have a direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Net revenue in the second quarter of fiscal 2011 was sequentially higher than our first fiscal quarter of 2011.  We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts to mitigate volatility, improve profitability and ensure our longer-term growth. We expect our overall ball and wedge bonding businesses to remain strong through the third fiscal quarter of 2011. Our visibility into future demand beyond that is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.

To mitigate possible negative effects of this industry-wide volatility on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2010, we reduced our debt by $49.0 million, and as of April 2, 2011, our total cash, cash equivalents and investments exceeded the face value of our total debt by $171.8 million, a $100.5 million increase from our fiscal year end. We believe a strong cash position allows us to continue making longer term investments in product development and in cost reduction activities throughout the semiconductor cycle.

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

Our leadership in the industries’ use of copper wire, rather than gold, for the wire bonding process is an example of the benefits of collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. Many of our customers began converting their output to copper wire in fiscal 2010, and we believe a majority of the conversion was initiated through fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a significant portion of our wire bonder sales have been configured for copper. We believe this is the first phase of the gold-to-copper migration, and we expect this conversion process to continue throughout the industry for the next several years. This could potentially drive a significant wire bonder replacement cycle as we believe much of the industries’ installed base is not suitable for copper bonding. Based on our industry leading copper bonding processes and the continuing rise of gold prices, we believe the total available market for copper configured wire bonders is likely to continue to demonstrate solid growth.

Our leadership has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of pitch and bond size. We have recently seen increased demand for our large bondable area configured machines.  This is an option available on all of our Power Series (“PS”) models that allows our customers to gain added efficiencies and to reduce the cost of packaging.

We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. The LED backlights for flat-screen displays have been the main driver of the LED market in the last few years where we have successfully captured substantial market share in LED assembly equipment. We expect the next wave of growth in the LED market to be high brightness (“HB”) LED for general lighting, and we believe we are well positioned for this trend.

Additionally, we are taking advantage and leveraging the technology between our ball bonder and wedge bonder platforms. We are developing the next generation platform for our power semiconductor wedge bonder. In addition, we intend to initiate design of our next Hybrid wedge bonder. In both cases, we are making a conscious effort to develop commonality of subsystems, or design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we are continually looking at adjacent market segments where our technologies could be used. As an example, we are reviewing the use of wedge bonding in the fabrication of solar panels. Many of these initiatives are in the early stages of development and may become business opportunities in the future.

Another example of our developing equipment for high growth niche markets is our AT Premier. This machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format, for variants of the flip chip assembly process. Typical applications include complimentary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs.  These applications are commonly used in most if not all Smartphones available today in the market.

Our focus on technology leadership also extends to die bonding. We offer a die bonding platform, our state of the art iStackPS die bonder for advanced stacked die applications. iStackPS offers best-in-class throughput and accuracy, and we believe iStackPS is positioned to lead the market for its targeted applications.

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

Products and Services

We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and six months ended April 2, 2011 and April 3, 2010, respectively:

	Three months ended
	April 2, 2011		April 3, 2010
(dollar amounts in thousands)	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue
Equipment	$190,010	91.9%	$136,353	88.6%
Expendable Tools	16,719	8.1%	17,485	11.4%
	$206,729	100.0%	$153,838	100.0%

	Six months ended
	April 2, 2011		April 3, 2010
(dollar amounts in thousands)	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue
Equipment	$322,708	90.8%	$247,950	87.8%
Expendable Tools	32,884	9.2%	34,303	12.2%
	$355,592	100.0%	$282,253	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market
Ball bonders	IConnPS	Advanced and ultra fine pitch applications using either gold or copper wire

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS	Cost performance, low pin count applications using either gold or copper wire

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS LA	Cost performance large area substrate and matrix applications

	AT Premier	Stud bumping applications (high brightness LED and image sensor)

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or ribbon

	7200HD	Smaller power packages using either aluminum wire or ribbon

	7600HD	Power semiconductors including smaller power packages using either aluminum wire or ribbon

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

(1)	Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnX LED PS and our ConnX VLED PS. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010, we introduced the IConnPS ProCu which offers a significant new level of capability for customers transitioning from gold to copper wire bonding.

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

Our portfolio of wedge bonding products includes:

•	The 3600Plus: high speed, high accuracy wire bonders designed for power modules, automotive packages and other heavy wire multi-chip module applications.
•	The 3700Plus: wire bonders designed for hybrid and automotive modules using thin aluminum wire.
•	The 7200Plus: dual head wedge bonder designed specifically for power semiconductor applications.
•	The 7200HD: wedge bonder designed for smaller power packages using either aluminum wire or ribbon.
•	The 7600HD: wedge bonder targeted for small power packages.

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

RESULTS OF OPERATIONS

Results of Operations for fiscal 2011 and 2010

The following tables reflect our income from operations for the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended
(dollar amounts in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change
Net revenue	$206,729	$153,838	$52,891	34.4%
Cost of sales	107,772	86,066	21,706	25.2%
Gross profit	98,957	67,772	31,185	46.0%

Selling, general and administrative	38,784	30,470	8,314	27.3%
Research and development	16,524	13,980	2,544	18.2%
Operating expenses	55,308	44,450	10,858	24.4%

Income from operations	$43,649	$23,322	$20,327	87.2%

	Six months ended
(dollar amounts in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change
Net revenue	$355,592	$282,253	$73,339	26.0%
Cost of sales	184,523	158,108	26,415	16.7%
Gross profit	171,069	124,145	46,924	37.8%

Selling, general and administrative	73,634	55,696	17,938	32.2%
Research and development	31,719	27,141	4,578	16.9%
Operating expenses	105,353	82,837	22,516	27.2%

Income from operations	$65,716	$41,308	$24,408	59.1%

Net Revenue

Approximately 98.3% and 98.9% of our net revenue for the three months ended April 2, 2011 and April 3, 2010, respectively, was for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.  Likewise, approximately 97.8% and 98.2% of our net revenue for the six months ended April 2, 2011 and April 3, 2010, respectively, was for shipments to customer locations outside of the United States.

The following tables reflect net revenue by business segment for the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended
(dollar amounts in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change
Equipment	$190,010	$136,353	$53,657	39.4%
Expendable Tools	16,719	17,485	(766)	-4.4%
	$206,729	$153,838	$52,891	34.4%

	Six months ended
(dollar amounts in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change
Equipment	$322,709	$247,950	$74,759	30.2%
Expendable Tools	32,883	34,303	(1,420)	-4.1%
	$355,592	$282,253	$73,339	26.0%

Equipment

The following table reflects the components of Equipment net revenue change for the three and six months ended April 2, 2011 and April 3, 2010:

	April 2, 2011 vs. April 3, 2010
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$5,086	$48,571	$53,657	$12,263	$62,496	$74,759

For the three months ended April 2, 2011, higher equipment net revenue as compared to the prior year period was primarily due to a 255.1% unit volume increase for our wedge bonders. This improvement in wedge bonder volume was due to significant demand from the power semiconductor segment along with the hybrid and automotive markets. In addition, for the three months ended April 2, 2011, both volume and pricing were favorable for our ball bonders as compared to the prior year period. Favorable ball bonder pricing was due to customer mix within this product line strengthened by the introduction of IConn ProCu and our large bondable area products in the first quarter of fiscal 2011.

For the six months ended April 2, 2011, higher equipment net revenue as compared to the prior year period was primarily due to a 229.5% unit volume increase for our wedge bonders. Consistent with the three month period, this improvement was due to significant demand from the power semiconductor segment along with the hybrid and automotive markets.  In addition, for the six months ended April 2, 2011, pricing was favorable for our ball bonders as compared to the prior year period due to customer mix within this product line.

Expendable Tools

We realized a slight decline in Expendable Tools net revenue during the three and six months ended April 2, 2011 as compared to the three and six months ended April 3, 2010. The decrease was primarily due to lower volumes for our non-wedge bonder tools products.

Gross Profit

The following tables reflect gross profit by business segment for the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended
(dollar amounts in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change
Equipment	$89,177	$56,887	$32,290	56.8%
Expendable Tools	9,780	10,885	(1,105)	-10.2%
	$98,957	$67,772	$31,185	46.0%

	Six months ended
(dollar amounts in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change
Equipment	$151,637	$103,339	$48,298	46.7%
Expendable Tools	19,432	20,806	(1,374)	-6.6%
	$171,069	$124,145	$46,924	37.8%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and six months ended April 2, 2011 and April 3, 2010:

	Three months ended
	April 2, 2011	April 3, 2010	Basis Point Change
Equipment	46.9%	41.7%	520.00
Expendable Tools	58.5%	62.3%	(380.00)
	47.9%	44.1%	380.00

	Six months ended
	April 2, 2011	April 3, 2010	Basis Point Change
Equipment	47.0%	41.7%	530.00
Expendable Tools	59.1%	60.7%	(160.00)
	48.1%	44.0%	410.00

Equipment

The following table reflects the components of Equipment gross profit change for the three and six months ended April 2, 2011 and April 3, 2010:

	April 2, 2011 vs. April 3, 2010
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	Change	Price	Cost	Volume	Change
Equipment	$5,086	$(1,753)	$28,957	$32,290	$12,263	$(2,600)	$38,635	$48,298

For the three months ended April 2, 2011, the increase in gross profit as compared to the prior year period was mainly due to the increase in volume for our wedge bonders and change in product mix for our ball bonders. The improvement in wedge bonder volume was due to significant demand from the power semiconductor segment along with the hybrid and automotive markets. In addition, we introduced our Iconn ProCu ball bonder and our large bondable area machines into the market at the beginning of the first quarter of fiscal 2011 which impacted gross profit favorably. Additionally, we had a favorable price impact, which was due to a change in customer mix for our ball bonders and product mix for our wedge bonders.

For the six months ended April 2, 2011, the increase in gross profit as compared to the prior year period was mainly due to an increase in volume for our wedge bonders. The improvement in wedge bonder volume was due to significant demand from the power semiconductor segment along with the hybrid and automotive markets. We also had a favorable price impact, which was due to a change in customer mix for our ball bonders.

Expendable Tools

We realized a small decline in Expendable Tools gross profit during the three and six months ended April 2, 2011 as compared to the three and six months ended April 3, 2010. This small decrease was primarily due to lower volumes for our non-wedge bonder tools products.

Operating Expenses

The following tables reflect operating expenses as a percentage of net revenue:

	Three months ended
	April 2, 2011	April 3, 2010	Basis Point Change
Selling, general and administrative	18.8%	19.8%	(100.0)
Research and development	8.0%	9.1%	(110.0)
Total operating expenses	26.8%	28.9%	(210.0)

	Six months ended
	April 2, 2011	April 3, 2010	Basis Point Change
Selling, general and administrative	20.7%	19.7%	100.0
Research and development	8.9%	9.6%	(70.0)
Total operating expenses	29.6%	29.3%	30.0

Selling, general and administrative (“SG&A”)

SG&A expense increased $8.3 million for the three months ended April 2, 2011 as compared to the same period last year primarily due to:

•	$2.9 million higher staff costs due to increased headcount, merit compensation increases effective at the beginning of the current fiscal quarter, equity compensation and other payroll related costs;
•	$2.4 million higher incentive compensation expense driven by higher net income for the current fiscal quarter; and,
•	$2.2 million higher sales commissions due to increased net revenue for the current fiscal quarter.

For the six months ended April 2, 2011, SG&A increased $17.9 million as compared to the same period a year ago primarily due to:

•	$5.5 million higher incentive compensation expense driven by higher net income for the current fiscal year;
•	$4.6 million higher sales commissions due to increased net revenue for the current fiscal year;
•	$3.9 million higher staff costs due to increased headcount, merit compensation increases, equity compensation and other payroll related costs; and,
•	$2.1 million higher severance expense related to U.S.-based operations’ transition to Asia.

Research and development (“R&D”)

R&D expense increased $2.5 million and $4.6 million for the three and six months ended April 2, 2011, respectively, as compared to the prior year periods primarily due to higher staff costs. Increased staff costs were the result of both additional headcount to support new product development, as well as merit compensation increases.

Income from Operations

The following tables reflect income from operations for the three and six months ended April 2, 2011 and April 3, 2 010:

	Three months ended
(dollar amounts in thousands)	April 2, 2011	% of Net Revenue	April 3, 2010	% of Net Revenue
Equipment	$41,346	21.8%	$20,194	14.8%
Expendable Tools	2,303	13.8%	3,128	17.9%
Total	$43,649	21.1%	$23,322	15.2%

	Six months ended
(dollar amounts in thousands)	April 2, 2011	% of Net Revenue	April 3, 2010	% of Net Revenue
Equipment	$60,530	18.8%	$35,041	14.2%
Expendable Tools	5,186	15.8%	6,267	18.3%
Total	$65,716	18.5%	$41,308	14.6%

Equipment

For the three months ended April 2, 2011, higher equipment income from operations as compared to the prior year period was primarily due to volume increases for our wedge bonders. In addition, for the three months ended April 2, 2011, both volume and pricing were favorable for our ball bonders as compared to the prior year period.

For the six months ended April 2, 2011, higher equipment income from operations as compared to the prior year period was primarily due to volume increases for our wedge bonders. In addition, for the six months ended April 2, 2011, pricing was favorable for our ball bonders as compared to the prior year period.

Expendable Tools

We realized a small decline in Expendable Tools income from operations during the three months and six months ended April 2, 2011 as compared to the prior year period. This small decrease was primarily due to lower volumes for our non-wedge bonder tools products.

Interest Income and Interest Expense

The following tables reflect interest income and interest expense for the three and six months ended April 2, 2011 and
April 3, 2010:

	Three months ended
(dollar amounts in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change
Interest income	$156	$89	$67	75.3%
Interest expense: cash	(241)	(359)	118	32.9%
Interest expense: non-cash	(1,780)	(1,746)	(34)	-1.9%

	Six months ended
(dollar amounts in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change
Interest income	$261	$186	$(75)	40.3%
Interest expense: cash	(483)	(730)	247	33.8%
Interest expense: non-cash	(3,552)	(3,458)	(94)	-2.7%

The increase in interest income for both the three and six months ended April 2, 2011from the same periods during fiscal 2010 was due to higher invested cash balances.

The decrease in interest expense for both the three and six months ended April 2, 2011from same periods during fiscal 2010 was attributable to the retirement of our 1.0% Convertible Subordinated Notes in June 2010.

Provision for Income Taxes

The following table reflects the provision for income taxes and the effective tax rate for the six months ended April 2, 2011 and April 3, 2010:

	Six months ended
(in thousands)	April 2, 2011	April 3, 2010
Income from operations before taxes	$61,942	$37,306
Provision for income taxes	6,958	308

Net income	$54,984	$36,998

Effective tax rate	11.2%	0.8%

For the six months ended April 2, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the impact of tax holidays, decreases in the valuation allowance offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes. In addition, we finalized negotiations with a foreign tax jurisdiction which resulted in a decreased effective tax rate in that jurisdiction for a limited period of time.

For the six months ended April 3, 2010, the effective income tax rate differed from the federal statutory rate primarily due to: decreases in the valuation allowance, federal alternative minimum taxes, state income taxes, tax from foreign operations, the impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and investments as of April 2, 2011 and October 2, 2010:

	As of
(dollar amounts in thousands)	April 2, 2011	October 2, 2010	$ Change
Cash and cash equivalents	$275,676	$178,112	$97,564
Restricted cash (1)	-	237	(237)
Short-term investments	6,139	2,985	3,154
Total cash and cash equivalents	$281,815	$181,334	$100,481
Percentage of total assets	42.3%	31.3%

(1)  Related to customs requirements in Malaysia.

The following table reflects summary Consolidated Statement of Cash Flow information for the six months ended April 2, 2011 and April 3, 2010:

	Six months ended
(in thousands)	April 2, 2011	April 3, 2010

Net cash provided by continuing operations	$101,787	$40,319
Net cash used in discontinued operations	(968)	(906)
Net cash provided by operations	100,819	39,413

Net cash provided by (used in) investing activities, continuing operations	(7,637)	1,917
Net cash used in investing activities, discontinued operations	-	(1,838)
Net cash provided by (used in) investing activities	(7,637)	79

Net cash provided by financing activities	4,031	183
Effect of exchange rate on cash and cash equivalents	351	(154)

Changes in cash and cash equivalents	97,564	39,521
Cash and cash equivalents, beginning of period	178,112	144,560
Cash and cash equivalents, end of period	$275,676	$184,081

Six months ended April 2, 2011

Continuing Operations

Net cash provided by operating activities was primarily the result net income of $55.0 million plus non-cash adjustments of $21.3 million. Offsetting cash provided by net income were working capital changes of $25.5 million primarily driven by decreases in accounts receivable and increases in inventories.

Net cash used in investing activities was related to the expansion of our manufacturing operations and infrastructure in Asia and purchases of short term investments.

Net cash provided by financing activities represented proceeds from the exercise of common stock options.

Discontinued Operations

Net cash used in operating activities related to facility payments for our former Test business.

Six months ended April 3, 2010

Continuing Operations

Net cash provided by operating activities was primarily the result of $37.0 million net income plus $15.9 million of non-cash adjustments. Offsetting cash provided by net income were working capital changes of $12.6 million primarily driven by net increases in inventory and accounts receivable and decreases in accounts payable.

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

Fiscal 2011 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2011 capital expenditures to be $8.0 to $9.0 million. Expenditures are anticipated to be primarily used for R&D projects and the expansion of our manufacturing operations infrastructure in Asia.

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

Convertible Subordinated Notes

The following table reflects additional information regarding our Convertible Subordinated Notes as of
April 2, 2011:

		(in thousands)
Description	Maturity Date	Par Value	Fair Value as of April 2, 2011 (1)
0.875% Convertible Subordinated Notes (2)	June 1, 2012	$110,000	$108,350

(1)  In accordance with ASC 820, we rely upon observable market data such as our common stock price, interest rates, and other market factors.

(2)  We determined maintenance of our corporate rating was not necessary; therefore, our 0.875% Convertible Subordinated Notes are not rated.

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of April 2, 2011 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

Other Obligations and Contingent Payments

The following table reflects obligations and contingent payments under various arrangements as of April 2, 2011:

	Payments due by fiscal period
		Less than	1 - 3	3 - 5	More than	Due date not
(in thousands)	Total	1 year	years	years	5 years	determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$110,000		$110,000

Current and long-term liabilities:
Earnout agreement payable (2)	17,200	$17,200
Pension plan obligations	5,018					$5,018
Severance	6,266	3,729	177			2,360
Facility accrual related to discontinued operations (Test)	2,220	1,696	524
Obligations related to Chief Executive Officer transition (3)	2,505	2,057	448
Operating lease retirement obligations	2,296	113	688	$645	$850
Long-term income taxes payable	1,968				1,968
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements
	$147,473	$24,795	$111,837	$645	$2,818	$7,378

Contractual Obligations:
Inventory purchase obligations (4)	$130,298	$130,298
Operating lease obligations (5)	31,083	8,251	$10,061	$5,224	$7,547
Cash paid for interest	1,445	963	482
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements
	$162,826	$139,512	$10,543	$5,224	$7,547	$-

(1) Does not reflect debt discount of $8.2 million related to our 0.875% Convertible Subordinated Notes.
(2) On October 3, 2008, we completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). As of April 2, 2011, the maximum potential payout under the Earnout could be $30.0 million, and we have accrued $17.2 million as an adjustment to goodwill.
(3) In connection with the September 2010 retirement of our former Chief Executive Officer (“CEO”), we entered into a three year consulting arrangement with him. Additionally in connection with his retirement, deferred cash payments equal to the difference, if any, between (i) the fair market value of our shares of common stock to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of our shares of common stock actually received by him pursuant to such awards. The deferred cash payments, if any, will be paid in July 2011 and February 2012, respectively.
(4) We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.
(5) We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Credit Facility

On April 4, 2011, Kulicke & Soffa Pte. Ltd. (“Pte”), our wholly-owned subsidiary, entered into a Short Term Credit Facilities Agreement (the “Facilities Agreement”) with DBS Bank Ltd. (“DBS Bank”). In accordance with the Facilities Agreement, DBS Bank has agreed to make available to Pte the following banking facilities:

(i) a short term loan facility of up to $12.0 million (the “STL Facility”); and
(ii) a revolving credit facility of up to $8.0 million (the “RC Facility”).

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund Pte’s working capital requirements. We did not have any borrowings under the Facilities Agreement as of or during the six months ended April 2, 2011.

The Facilities Agreement and related Debenture dated April 4, 2011 replace the facilities agreement and related debenture by and between Kulicke and Soffa Global Holding Corporation, our wholly-owned subsidiary, and DBS Bank Ltd. (Labuan Branch), entered into on September 29, 2010, which were terminated as of April 4, 2011.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements such as derivatives, indirect guarantees of indebtedness, contingent interests, or obligations associated with variable interest entities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of April 2, 2011, we held $6.1 million of available-for-sale investments which subject us to interest rate risk. Our available-for-sale securities consist of fixed income investments (such as corporate bonds, commercial paper, time deposits and U.S. Treasury and Agency securities, or mutual funds that invest in these instruments). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations.

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

Based on our overall currency rate exposure as of April 2, 2011, a near term 10% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could impact on our financial position, results of operations or cash flows by $3.0 to $4.0 million. Our board of directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2011 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

PART II  OTHER INFORMATION

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended October 2, 2010 filed with the Securities and Exchange Commission.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement between the Company and Alan Schindler, dated March 9, 2011. *

10.2	Letter Agreement between the Company and Shay Torton, dated March 15, 2011. *

10.3	Facilities Agreement between Kulicke and Soffa Pte. Ltd. and DBS Bank Ltd., dated April 4, 2011.

10.4	Debenture between Kulicke and Soffa Pte. Ltd. and DBS Bank Ltd., dated April 4, 2011.

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 10, 2011	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President and Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)