Form 10-Q
period 2011-07-02
KULICKE & SOFFA INDUSTRIES INC
filed 2011-08-10
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

As of August 5, 2011, there were 72,699,168 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

July 2, 2011

Index

PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	July 2, 2011	October 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$329,281	$178,112
Restricted cash	-	237
Short-term investments	6,253	2,985
Accounts and notes receivable, net of allowance for doubtful accounts of $705 and $980, respectively	215,410	196,035
Inventories, net	86,290	73,893
Prepaid expenses and other current assets	16,535	15,985
Deferred income taxes	5,461	5,443
Total current assets	659,230	472,690

Property, plant and equipment, net	29,782	30,059
Goodwill	39,196	26,698
Intangible assets	31,953	39,111
Other assets	12,049	11,611
TOTAL ASSETS	$772,210	$580,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$103,483	$-
Accounts payable	97,011	82,353
Accrued expenses and other current liabilities	52,244	41,498
Earnout agreement payable (Note 4)	12,498	-
Income taxes payable	-	1,279
Total current liabilities	265,236	125,130

Long-term debt	-	98,475
Deferred income taxes	28,523	20,355
Other liabilities	13,123	13,729
TOTAL LIABILITIES	306,882	257,689

Commitments and contingent liabilities (Note 10)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 77,394 and 75,429, respectively;
outstanding 72,440 and 70,475 shares, respectively	439,618	423,715
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income (deficit)	70,028	(55,670)
Accumulated other comprehensive income	2,038	791
TOTAL SHAREHOLDERS' EQUITY	465,328	322,480

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$772,210	$580,169

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenue	$294,438	$221,254	$650,030	$503,507

Cost of sales	160,344	122,070	344,867	280,178

Gross profit	134,094	99,184	305,163	223,329

Selling, general and administrative	35,846	34,446	109,479	90,142
Research and development	16,595	14,686	48,314	41,827
Operating expenses	52,441	49,132	157,793	131,969

Income from operations	81,653	50,052	147,370	91,360
Interest income	185	104	445	290
Interest expense	(2,118)	(2,153)	(6,153)	(6,341)
Income from operations before income tax	79,720	48,003	141,662	85,309
Provision (benefit) for income taxes	9,006	(1,080)	15,964	(772)
Net income	$70,714	$49,083	$125,698	$86,081

Net income per share:
Basic	$0.97	$0.69	$1.75	$1.22
Diluted	$0.95	$0.65	$1.71	$1.15

Weighted average shares outstanding:
Basic	72,199	70,131	71,531	69,873
Diluted	74,130	74,960	73,082	74,494

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended
	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,698	$86,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,271	13,258
Amortization of debt discount and debt issuance costs	5,429	5,226
Equity-based compensation and employee benefits	6,192	5,422
Provision for doubtful accounts	(272)	(481)
Provision for inventory valuation	4,357	797
Deferred taxes	9,738	(2,237)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	(19,470)	(55,686)
Inventory	(16,982)	(28,179)
Prepaid expenses and other current assets	(101)	(2,597)
Accounts payable, accrued expenses and other current liabilities	25,857	49,263
Income taxes payable	(1,261)	(721)
Other, net	(369)	(2,169)
Net cash provided by continuing operations	152,087	67,977
Net cash used in discontinued operations	(1,547)	(1,488)
Net cash provided by operating activities	150,540	66,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,815)	(3,371)
Proceeds from sale of property, plant and equipment	-	3,958
Purchases of investments classified as available-for-sale	(3,479)	-
Changes in restricted cash, net	237	55
Net cash provided by (used in) continuing operations	(9,057)	642
Net cash used in discontinued operations	-	(1,838)
Net cash used in investing activities	(9,057)	(1,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	8,836	1,872
Payments on borrowings	-	(48,964)
Net costs from sale of common stock	-	(29)
Net cash provided by (used in) financing activities	8,836	(47,121)
Effect of exchange rate changes on cash and cash equivalents	850	108
Changes in cash and cash equivalents	151,169	18,280
Cash and cash equivalents at beginning of period	178,112	144,560
Cash and cash equivalents at end of period	$329,281	$162,840

CASH PAID FOR:
Interest	$963	$1,452
Income taxes	$8,030	$1,535

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of July 2, 2011 and October 2, 2010 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

Foreign Currency Translation

The majority of the Company’s business is transacted in U.S. dollars; however, the functional currencies of some of the Company’s subsidiaries are their local currencies. In accordance with Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income, but are accumulated in the cumulative translation adjustment account as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). Under ASC 830, cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income.

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

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, inventory purchase commitments in excess of demand are generally recorded as accrued expense. Demand is commonly defined as eighteen months future consumption for equipment, twenty-four months consumption for all spare parts, and twelve months consumption for expendable tools. Forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

Revenue Recognition

In accordance with ASC No. 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectibility is reasonably assured, and equipment installation obligations have been completed and customer acceptance, when applicable, has been received or otherwise released from installation or customer acceptance obligations. If terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (the Company’s factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs paid by the Company are included in cost of sales.

Income Taxes

In accordance with ASC No. 740, Income Taxes (“ASC 740”), deferred income taxes are determined using the liability method. The Company records a valuation allowance to reduce its deferred tax assets to the amount it expects is more likely than not to be realized. While the Company has considered future taxable income and its ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

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

NOTE 2: RESTRUCTURING

During fiscal 2010, the Company committed to a plan to reduce its Irvine, California workforce by approximately 60 employees over a period of approximately 26 months. As part of this workforce reduction plan, substantially all of the Company's California-based wedge bonder manufacturing, as well as certain administrative functions, have been transferred to the Company's manufacturing facilities in Kuala Lumpur, Malaysia and Singapore. The Company anticipates cash payments for the California-based wedge bonder transfer to Asia to be substantially complete by the end of fiscal 2012. In addition the Company is consolidating certain of its other U.S.-based operations to Asia.

The following table reflects severance activity during the three and nine months ended July 2, 2011 and July 3, 2010:
	Three months ended		Nine months ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Accrual for estimated severance and benefits, beginning of period	$3,153	$2,073	$2,395	$2,413
Provision for severance and benefits: Equipment segment (1)	275	619	1,961	787
Provision for severance and benefits: Expendable Tools segment (1)	19	427	481	784
Payment of severance and benefits	(783)	(447)	(2,173)	(1,312)
Accrual for estimated severance and benefits, end of period (2)	$2,664	$2,672	$2,664	$2,672

 (1) Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2)  The accrual for estimated severance as of July 2, 2011 and July 3, 2010 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets. In addition to these restructuring amounts, as of July 2, 2011, the Company had other non-restructuring severance obligations included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of July 2, 2011 and October 2, 2010:

	As of
(in thousands)	July 2, 2011	October 2, 2010

Short term investments, available-for-sale:
Deposits maturing within one year (1)	$6,253	$2,985
	$6,253	$2,985

Inventories, net:
Raw materials and supplies	$51,102	$41,693
Work in process	31,522	26,682
Finished goods	17,212	15,658
	99,836	84,033
Inventory reserves (2)	(13,546)	(10,140)
	$86,290	$73,893

Property, plant and equipment, net:
Land	$2,086	$2,086
Buildings and building improvements	8,048	8,651
Leasehold improvements	15,032	12,916
Data processing equipment and software	23,465	22,280
Machinery, equipment, furniture and fixtures	39,762	37,007
	88,393	82,940
Accumulated depreciation	(58,611)	(52,881)
	$29,782	$30,059

Accrued expenses and other current liabilities:
Wages and benefits	$17,865	$15,836
Accrued customer obligations (3)	14,540	8,918
Commissions and professional fees (4)	6,326	6,639
Severance (5)	4,010	2,947
Short-term facility accrual related to discontinued operations (Test)	1,576	1,734
Other	7,927	5,424
	$52,244	$41,498

(1)           All short-term investments were classified as available for sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). As of July 2, 2011 and October 2, 2010, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three or nine months ended July 2, 2011 and July 3, 2010.
(2)           Change primarily due to inventory reserves recorded which related to the Company’s wedge bonder inventory in the U.S. and its wedge bonder factory transition to Asia.
(3) Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.
(4) Balances as of July 2, 2011 and October 2, 2010 include $2.2 million and $0.9 million, respectively, of liability classified stock compensation expenses in connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”). In addition, balances for both periods include $0.3 million related to his three year consulting arrangement. An additional $0.2 million of liability classified stock compensation expenses was recorded in other liabilities related to the long term portion of his agreement (see Note 6) as of October 2, 2010. In addition, $0.4 million and $0.6 million were recorded within other liabilities related to the long term portion of his consulting agreement as of July 2, 2011 and October 2, 2010, respectively.

(5) Total severance payable within the next twelve months includes restructuring plan discussed in Note 2 and approximately $1.3 million of other severance not part of the Company’s transition and consolidation of operations to Asia. In addition, $0.5 million was recorded within other liabilities related to the long term portion of severance payable.

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

On October 3, 2008, the Company completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). As of July 2, 2011, the maximum potential payout under the Earnout was $30.0 million, and the Company has accrued $12.5 million as an adjustment to goodwill.

The following table reflects Goodwill as of July 2, 2011 and October 2, 2010:

	As of
(in thousands)	July 2, 2011	October 2, 2010
Beginning of period, Goodwill	$26,698	$26,698
Increase to Goodwill for Earnout	12,498	-

End of period, Goodwill	$39,196	$26,698

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of July 2, 2011and October 2, 2010:

	As of		Average estimated
(dollar amounts in thousands)	July 2, 2011	October 2, 2010	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(13,043)	(9,486)
Net wedge bonder developed technology	20,157	23,714

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(10,615)	(7,720)
Net wedge bonder customer relationships	8,685	11,580

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(1,581)	(1,150)
Net wedge bonder trade name	3,019	3,450

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,408)	(2,133)
Net wedge bonder other intangible assets	92	367

Net intangible assets	$31,953	$39,111

The following table reflects estimated annual amortization expense related to intangible assets as of July 2, 2011:

(in thousands)
Remaining fiscal 2011	$2,386
Fiscal 2012	9,178
Fiscal 2013	9,178
Fiscal 2014	5,318
Fiscal 2015-2016	5,893

Total amortization expense	$31,953

NOTE 5: DEBT AND OTHER OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of July 2, 2011 and October 2, 2010:

				As of
Rate	Payment date of each year	Conversion price	Maturity date	July 2, 2011	October 2, 2010
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$110,000	$110,000
	Debt discount on 0.875% Convertible Subordinated Notes due June 2012			(6,517)	(11,525)
				$103,483	$98,475

The following table reflects the estimated fair value of the Company’s Convertible Subordinated Notes as of July 2, 2011 and October 2, 2010:

	Fair value as of (1)
Description	July 2, 2011	October 2, 2010
	(in thousands)
0.875% Convertible Subordinated Notes	$116,683	$102,025

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors in establishing fair value.
The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Amortization expense related to issue costs	$142	$194	$421	$582

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

The 0.875% Convertible Subordinated Notes will not be redeemable at the Company’s option. Holders of the 0.875% Convertible Subordinated Notes will not have the right to require the Company to repurchase their 0.875% Convertible Subordinated Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The 0.875% Convertible Subordinated Notes may be accelerated upon an event of default as described in the Indenture relating to the Convertible Subordinated Notes and will be accelerated upon bankruptcy, insolvency, appointment of a receiver and similar events with respect to the Company.

The Company adopted ASC 470.20, Debt, Debt with Conversion Options, which requires that issuers of convertible debt that may be settled in cash upon conversion record the liability and equity components of the convertible debt separately. The liability component of the Company’s 0.875% Convertible Subordinated Notes will continue to be classified as debt and the equity component of the 0.875% Convertible Subordinated Notes is classified as common stock on the Company’s Consolidated Balance Sheets.

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

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund Pte’s working capital requirements. The Company did not have any borrowings under the Facilities Agreement as of or during the nine months ended July 2, 2011.

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

The following table reflects the Company’s matching contributions to the 401(k) retirement income plan which were made in the form of issued and contributed shares of Company common stock or cash during the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Number of common shares	n/a	53	42	153
Fair value based upon market price at date of distribution	n/a	$402	$279	$1,000
Cash	$651	n/a	1,057	n/a

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of July 2, 2011 and October 2, 2010:
	As of
(in thousands)	July 2, 2011	October 2, 2010
Gain from foreign currency translation adjustments	$3,161	$1,767
Unrecognized actuarial net loss, Switzerland pension plan, net of tax	(735)	(588)
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$2,038	$791

The following table reflects the components of comprehensive income for the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended		Nine months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$70,714	$49,083	$125,698	$86,081
Gain (loss) from foreign currency translation adjustments	500	493	1,394	(162)
Unrecognized actuarial net gain (loss), net of tax
Switzerland pension plan, net of tax	(105)	(3)	(147)	6
Other comprehensive income (loss)	395	490	1,247	(156)
Comprehensive income	$71,109	$49,573	$126,945	$85,925

Equity-Based Compensation

As of July 2, 2011, the Company had seven equity-based employee compensation plans (the “Employee Plan”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), stock options, performance-based share awards (collectively, “performance-based restricted stock”), or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. As of July 2, 2011, the Company’s one active plan, the 2009 Equity Plan, had 6.1 million shares of common stock available for grant to its employees and directors.

•
Market-based restricted stock entitles the employee to receive common shares of the Company on the award vesting date, if market performance objectives which measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company’s stock as compared to specific peer companies that comprise the Philadelphia Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the market-based restricted stock are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether or not the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended July 2, 2011 and July 3, 2010 was based upon awards ultimately expected to vest. In accordance with ASC 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following table reflects restricted stock, stock options and common stock granted during the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended		Nine months ended
(number of shares in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Market-based restricted stock	-	-	368	398
Time-based restricted stock	-	-	708	784
Stock options	-	10	-	36
Common stock	20	24	74	89
Equity-based compensation in shares	20	34	1,150	1,307

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of sales	$55	$44	$159	$140
Selling, general and administrative (1)	1,673	1,231	4,784	3,218
Research and development	340	334	970	1,064
Equity-based compensation expense	$2,068	$1,609	$5,913	$4,422

The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Market-based restricted stock (2)	$776	$271	$1,649	$659
Time-based restricted stock	932	464	3,054	1,521
Performance-based restricted stock (3)	165	586	600	1,324
Stock options	15	108	70	378
Common stock	180	180	540	540
Equity-based compensation expense	$2,068	$1,609	$5,913	$4,422

(1)  Three and nine months ended July 2, 2011 selling, general and administrative expense includes $0.4 million and $1.0 million, respectively, related to the liability classified stock compensation expense for the retired former CEO. In connection with his retirement, deferred cash payments equal the difference, if any, between (i) the fair market value of the shares of common stock of the Company to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of the shares of common stock of the Company actually received by him pursuant to such awards. The deferred cash payments will be paid in July 2011 and February 2012, respectively. An accrual for estimated deferred cash payments measured at fair value as of July 2, 2011 and October 2, 2010 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.
(2)  Three and nine months ended July 2, 2011 includes $0.3 million and $0.8 million, respectively, related to the liability classified stock compensation expense for the retired former CEO.
(3)  Three and nine months ended July 2, 2011 includes $0.1 million and $0.2 million, respectively, related to the liability classified stock compensation expense for the retired former CEO.

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the Notes were not convertible and the conversion option was not “in the money” as of July  2, 2011 and July 3, 2010. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended
	July 2, 2011		July 3, 2010
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$70,714	$70,714	$49,083	$49,083
Less: income applicable to participating securities	(394)	(394)	(523)	(523)
After-tax interest expense	-	n/a	-	118

Net income applicable to common shareholders	$70,320	$70,320	$48,560	$48,678

DENOMINATOR:
Weighted average shares outstanding - Basic	72,199	72,199	70,131	70,131
Market-based restricted stock		736		463
Time-based restricted stock		836		357
Stock options		359		221
Performance-based restricted stock		-		101
1.000 % Convertible Subordinated Notes		n/a		3,687
Weighted average shares outstanding - Diluted (1)		74,130		74,960

EPS:
Net income per share - Basic	$0.97	$0.97	$0.69	$0.69

Effect of dilutive shares		(0.02)		(0.04)

Net income per share - Diluted		$0.95		$0.65

(1) Three months ended July 2, 2011 and July 3, 2010 excludes 0.4 million and 0.5 million dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

For the three months ended July 2, 2011 and July 3, 2010, 0.2 million and 1.5 million potentially dilutive shares related to out of the money stock options, respectively, were excluded from EPS.

	Nine months ended
	July 2, 2011		July 3, 2010
(in thousands, except per share data)	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$125,698	$125,698	$86,081	$86,081

Less: income applicable to participating securities	(755)	(755)	(922)	(922)
After-tax interest expense	-	n/a	-	363

Net income applicable to common shareholders	$124,943	$124,943	$85,159	$85,522

DENOMINATOR:
Weighted average shares outstanding - Basic	71,531	71,531	69,873	69,873
Market-based restricted stock		626		379
Time-based restricted stock		677		220
Stock options		248		173
Performance-based restricted stock		-		78
1.000 % Convertible Subordinated Notes		n/a		3,771
Weighted average shares outstanding - Diluted (1)		73,082		74,494

EPS:
Net income per share - Basic	$1.75	$1.75	$1.22	$1.22

Effect of dilutive shares		(0.04)		(0.07)

Net income per share - Diluted		$1.71		$1.15

(1) Nine months ended July 2, 2011 and July 3, 2010 excludes 0.4 million dilutive participating securities, for both periods, as the income attributable to these shares was not included in EPS.

For the nine months ended July 2, 2011 and July 3, 2010, 0.5 million and 2.8 million potentially dilutive shares related to out of the money stock options, respectively, were excluded from EPS.

NOTE 8: INCOME TAXES

The following table reflects the provision (benefit) for income taxes and the effective tax rate for the nine months ended July 2, 2011 and July 3, 2010:
	Nine months ended
(dollar amounts in thousands)	July 2, 2011	July 3, 2010
Income from continuing operations before taxes	$141,662	$85,309
Provision (benefit) for income taxes	15,964	(772)

Net income	$125,698	$86,081

Effective tax rate	11.3%	-0.9%

For the nine months ended July 2, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the impact of tax holidays, decreases in the valuation allowance offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes. In addition, during the second quarter of fiscal 2011, the Company finalized negotiations with a foreign tax jurisdiction which resulted in a decreased tax rate in that jurisdiction for a limited period of time.

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

The following table reflects operating information by segment for the three and nine months ended July 2, 2011 and

July 3, 2010:

	Three months ending		Nine months ending
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenue
Equipment	$275,398	$202,185	$598,106	$450,135
Expendable Tools	19,040	19,069	51,924	53,372
Net revenue	294,438	221,254	650,030	503,507
Cost of sales
Equipment	152,493	114,169	323,564	258,780
Expendable Tools	7,851	7,901	21,303	21,398
Cost of sales	160,344	122,070	344,867	280,178
Gross profit
Equipment	122,905	88,016	274,542	191,355
Expendable Tools	11,189	11,168	30,621	31,974
Gross profit	134,094	99,184	305,163	223,329
Operating Expenses
Equipment	45,557	41,248	136,663	109,546
Expendable Tools	6,884	7,884	21,130	22,423
Operating expenses	52,441	49,132	157,793	131,969
Income from operations
Equipment	77,348	46,768	137,879	81,809
Expendable Tools	4,305	3,284	9,491	9,551
Income from operations	$81,653	$50,052	$147,370	$91,360

The following tables reflect assets by segment as of July 2, 2011 and October 2, 2010, capital expenditures for the nine months ended July 2, 2011 and July 3, 2010, and depreciation expense for the three and nine months ended July 2, 2011 and July 3, 2010:
	As of
(in thousands)	July 2, 2011	October 2, 2010
Segment assets:
Equipment	$746,266	$493,712
Expendable Tools	25,944	86,457
Total assets	$772,210	$580,169

	Nine months ended
(in thousands)	July 2, 2011	July 3, 2010
Capital expenditures:
Equipment	$2,973	$2,149
Expendable Tools	2,842	1,222
Total capital expenditures	$5,815	$3,371

	Three months ended		Nine months ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Depreciation expense:
Equipment	$1,459	$1,280	$4,441	$4,023
Expendable Tools	621	670	1,671	2,075
Total depreciation expense	$2,080	$1,950	$6,112	$6,098

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

The following table reflects the reserve for product warranty activity for the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended		Nine months ended
(in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Reserve for product warranty, beginning of period	$2,054	$1,670	$2,657	$1,003
Provision for product warranty	1,353	1,105	2,291	2,640
Product warranty costs paid	(808)	(572)	(2,349)	(1,440)
Reserve for product warranty, end of period	$2,599	$2,203	$2,599	$2,203

Other Commitments and Contingencies

The following table reflects operating lease obligations not reflected on the Consolidated Balance Sheet as of July 2, 2011:

		Payments due by fiscal year
(in thousands)	Total	2011	2012	2013	2014	2015 and thereafter
Operating lease obligations (1)	$33,334	$2,635	$9,186	$7,082	$2,744	$11,687

(1)  The Company has minimum rental commitments under various leases which are not recorded as liabilities on the balance sheet (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Concentrations

The following tables reflect significant customer concentrations for the nine months ended and as of July 2, 2011 and July 3, 2010:

	Nine months ended
	July 2, 2011	July 3, 2010
Customer net revenue as a percentage of net revenue
Advanced Semiconductor Engineering	23.1%	28.5%

	As of
	July 2, 2011	July 3, 2010
Customer accounts receivable as a percentage of total accounts receivable
Siliconware Precision Industries Co., Ltd.	11.0%	13.4%
Advanced Semiconductor Engineering	*	13.8%
Haoseng Industrial Co. Ltd.	*	10.0%

* Represents less than 10% of total accounts receivable.

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

Business Environment

The semiconductor business environment is highly volatile, driven by both internal cyclical dynamics as well as macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending — the so called semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.

Our Equipment segment reflects the industry’s cyclical dynamics and is therefore highly volatile. The financial performance of this segment is affected, both positively and negatively, by semiconductor manufacturers’ expectations of capacity requirements and their plans for upgrading their production capabilities. Volatility of this segment is further influenced by the relative mix of IDM and OSAT customers in any period, since changes in the mix of sales to IDMs and OSATs can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.

Our Expendable Tools segment is less volatile than our Equipment segment. Expendable tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.

We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. Our visibility into future demand, beyond our fiscal fourth quarter, is generally limited and forecasting is difficult.

To limit potential adverse cyclical and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2010, we reduced our debt by $49.0 million, and as of July 2, 2011, our total cash, cash equivalents and investments exceeded the face value of our total debt by $225.5 million, a $154.2 million increase from our fiscal year end. This strong cash position better enables continual investment in product development as well as in production capability improvements throughout the semiconductor cycle.

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

Our leadership in the industry’s use of copper wire, rather than gold, for the wire bonding process is an example of the benefits of collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. During fiscal 2010, many of our customers began converting their output to copper wire, and we believe the conversion was initiated through fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a significant portion of our wire bonder sales have been copper capable. We believe this is the first phase of the gold-to-copper migration, and we expect this conversion process to continue throughout the industry for the next several years. This could potentially drive a significant wire bonder replacement cycle as we believe much of the industries’ installed base is not suitable for copper bonding. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the total available market for copper configured wire bonders is likely to continue demonstrating solid growth.

Our leadership has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of pitch and bond size. We have recently seen increased demand for our large bondable area configured machines. This option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.

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

Additionally, we are taking advantage and leveraging the technology between our ball bonder and wedge bonder platforms. We are developing the next generation platform for our power semiconductor wedge bonder. In addition, we intend to initiate design of our next hybrid wedge bonder. In both cases, we are making a conscious effort to develop commonality of subsystems, or design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. As an example, we are reviewing the use of wedge bonding in the fabrication of solar panels. Many of these initiatives are in the early stages of development and may become business opportunities in the future.

Another example of our developing equipment for high growth niche markets is our AT Premier. This machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format, for variants of the flip chip assembly process. Typical applications include complimentary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, Smartphones available today in the market.

Our focus on technology leadership also extends to die bonding. We offer a die bonding platform, our state of the art iStackPS die bonder for advanced stacked die applications. iStackPS offers best-in-class throughput and accuracy, and we believe iStackPS is positioned to lead the market for its targeted applications.

We bring the same technology focus to our expendable tools business, driving tool design and manufacturing technology to optimize the performance and process capability of the equipment in which our tools are used. For all our equipment products, expendable tools are an integral part of their process capability. We believe our unique ability to simultaneously develop both equipment and tools is a core strength supporting our products’ technological differentiation.

Products and Services

We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and nine months ended July 2, 2011 and July 3, 2010, respectively:

	Three months ended
	July 2, 2011		July 3, 2010
(dollar amounts in thousands)	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue
Equipment	$275,398	93.5%	$202,185	91.4%
Expendable Tools	19,040	6.5%	19,069	8.6%
	$294,438	100.0%	$221,254	100.0%

	Nine months ended
	July 2, 2011		July 3, 2010
(dollar amounts in thousands)	Net Revenues	% of Total Revenue	Net Revenues	% of Total Revenue
Equipment	$598,106	92.0%	$450,135	89.4%
Expendable Tools	51,924	8.0%	53,372	10.6%
	$650,030	100.0%	$503,507	100.0%

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

While wedge bonding traditionally utilizes aluminum wire, all of our wedge bonders are also available modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.

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

RESULTS OF OPERATIONS

The following tables reflect our income from operations for the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended
(dollar amounts in thousands)	July 2, 2011	June 3, 2010	$ Change	% Change
Net revenue	$294,438	$221,254	$73,184	33.1%
Cost of sales	160,344	122,070	38,274	31.4%
Gross profit	134,094	99,184	34,910	35.2%

Selling, general and administrative	35,846	34,446	1,400	4.1%
Research and development	16,595	14,686	1,909	13.0%
Operating expenses	52,441	49,132	3,309	6.7%

Income from operations	$81,653	$50,052	$31,601	63.1%

	Nine months ended
(dollar amounts in thousands)	July 2, 2011	June 3, 2010	$ Change	% Change
Net revenue	$650,030	$503,507	$146,523	29.1%
Cost of sales	344,867	280,178	64,689	23.1%
Gross profit	305,163	223,329	81,834	36.6%

Selling, general and administrative	109,479	90,142	19,337	21.5%
Research and development	48,314	41,827	6,487	15.5%
Operating expenses	157,793	131,969	25,824	19.6%

Income from operations	$147,370	$91,360	$56,010	61.3%

Net Revenue

Approximately 98.5% and 99.1% of our net revenue for the three months ended July 2, 2011 and July 3, 2010, respectively, was for shipments to customer locations outside of the United States, primarily in the Asia/Pacific region, and we expect sales outside of the United States to continue to represent a substantial majority of our future revenue.  Likewise, approximately 98.1% and 98.6% of our net revenue for the nine months ended July 2, 2011 and July 3, 2010, respectively, was for shipments to customer locations outside of the United States.

The following table reflects net revenue by business segment for the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended
(dollar amounts in thousands)	July 2, 2011	July 3, 2010	$ Change	% Change
Equipment	$275,398	$202,185	$73,213	36.2%
Expendable Tools	19,040	19,069	(29)	-0.2%
	$294,438	$221,254	$73,184	33.1%

	Nine months ended
(dollar amounts in thousands)	July 2, 2011	July 3, 2010	$ Change	% Change
Equipment	$598,106	$450,135	$147,971	32.9%
Expendable Tools	51,924	53,372	(1,448)	-2.7%
	$650,030	$503,507	$146,523	29.1%

Equipment

The following table reflects the components of Equipment net revenue change between the three and nine months ended July 2, 2011 and July 3, 2010:

	July 2, 2011 vs. July 3, 2010
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$2,887	$70,326	$73,213	$15,229	$132,742	$147,971

For the three and nine months ended July 2, 2011, higher equipment net revenue as compared to the prior year periods was primarily due to the favorable impact of both volume and pricing for many of our equipment product lines, but mainly our ball and wedge bonders. The favorable ball bonder pricing and volume was due to the introduction of IConn ProCu and our large bondable area products in the first quarter of fiscal 2011. In addition, our wedge bonders had significant volume increases during both the three and nine months ended July 2, 2011, as well as favorable customer mix for the third quarter of fiscal 2011. The wedge bonder volume increase was due to significant demand from the power semiconductor segment along with the hybrid and automotive markets.

Expendable Tools

Expendable Tools net revenue declined slightly for both the three and nine months ended July 2, 2011 as compared to the three and nine months ended July 3, 2010. The decrease was primarily due to lower volumes for our non-wedge bonder tools products.

Gross Profit

The following table reflects gross profit by business segment for the three and nine months ended July 2, 2011 and July 3, 2010:
	Three months ended
(dollar amounts in thousands)	July 2, 2011	July 3, 2010	$ Change	% Change
Equipment	$122,905	$88,016	$34,889	39.6%
Expendable Tools	11,189	11,168	21	0.2%
	$134,094	$99,184	$34,910	35.2%

	Nine months ended
(dollar amounts in thousands)	July 2, 2011	July 3, 2010	$ Change	% Change
Equipment	$274,542	$191,355	$83,187	43.5%
Expendable Tools	30,621	31,974	(1,353)	-4.2%
	$305,163	$223,329	$81,834	36.6%

The following table reflects gross profit as a percentage of net revenue by business segment for the three and nine months ended July 2, 2011 and July 3, 2010.
	Three months ended
	July 2, 2011	July 3, 2010	Basis Point Change
Equipment	44.6%	43.5%	110.00
Expendable Tools	58.8%	58.6%	20.00
	45.5%	44.8%	70.00

	Nine months ended
	July 2, 2011	July 3, 2010	Basis Point Change
Equipment	45.9%	42.5%	340.00
Expendable Tools	59.0%	59.9%	(90.00)
	46.9%	44.4%	250.00

Equipment

The following table reflects the components of Equipment gross profit change between the three and nine months ended July 2, 2011 and July 3, 2010:

	July 2, 2011 vs. July 3, 2010
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$2,887	$(5,124)	$37,126	$34,889	$15,229	$(7,285)	$75,243	$83,187

For the three and nine months ended July 2, 2011, higher equipment gross profit as compared to the prior year periods was primarily due to the favorable impact of both volume and pricing for many of our equipment product lines, but mainly our ball and wedge bonders. The favorable ball bonder pricing and volume was due to the introduction of IConn ProCu and our large bondable area products in the first quarter of fiscal 2011. In addition, our wedge bonders had significant volume increases during both the three and nine months ended July 2, 2011, as well as favorable customer mix for the third quarter of fiscal 2011. The wedge bonder volume increase was due to significant demand from the power semiconductor segment along with the hybrid and automotive markets.  Increased costs were mainly attributable to our wedge bonders as we transitioned manufacturing to Asia, and manufactured wedge bonders in both our U.S. and Asia facilities to support the increased demand.  In addition, we recorded inventory reserves related to our wedge bonder inventory in the U.S. during the three months ended July 2, 2011 due to our factory transition to Asia.

Expendable Tools

Expendable Tools gross profit was unchanged for the three months ended July 2, 2011 as compared to the prior year period; however, for the nine months ended July 2, 2011, gross profit decreased slightly primarily due to lower volumes for our non-wedge bonder tools products.

Operating Expenses

The following tables reflect operating expenses as a percentage of net revenue:

	Three months ended
	July 2, 2011	July 3, 2010	Basis Point Change
Selling, general and administrative	12.2%	15.6%	(340.0)
Research and development	5.6%	6.6%	(100.0)
Total operating expenses	17.8%	22.2%	(440.0)

	Nine months ended
	July 2, 2011	July 3, 2010	Basis Point Change
Selling, general and administrative	16.8%	17.9%	(110.0)
Research and development	7.4%	8.3%	(90.0)
Total operating expenses	24.3%	26.2%	(190.0)

Selling, General and Administrative (“SG&A”)

SG&A increased $1.4 million for the three months ended July 2, 2011 as compared to the same period last year primarily due to higher incentive compensation expense driven by higher net income for the current fiscal quarter.

SG&A increased  $19.3 million during the nine months ended July 2, 2011 as compared to the same period a year ago primarily due to:

•	$6.4 million higher incentive compensation expense driven by higher net income for the current fiscal year;
•	$5.0 million increase in sales commissions due to higher net revenue for the current fiscal year;
•	$2.9 million higher severance expense primarily related to corporate transitions; and
•	$2.1 million higher amortization expense attributed to equipment sent to customers for demonstration and evaluation.

Research and Development (“R&D”)

R&D expense increased $1.9 million and $6.5 million for the three and nine months ended July 2, 2011, respectively, as compared to the prior year period primarily due to increased staff-related merit compensation costs.

Income from Operations

The following tables reflect income from operations for the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended
(dollar amounts in thousands)	July 2, 2011	% of Net Revenue	July 3, 2010	% of Net Revenue
Equipment	$77,348	28.1%	$46,768	23.1%
Expendable Tools	4,305	22.6%	3,284	17.2%
Total	$81,653	27.7%	$50,052	22.6%

	Nine months ended
(dollar amounts in thousands)	July 2, 2011	% of Net Revenue	July 3, 2010	% of Net Revenue
Equipment	$137,879	23.1%	$81,809	18.2%
Expendable Tools	9,491	18.3%	9,551	17.9%
Total	$147,370	22.7%	$91,360	18.1%

Equipment

For the three and nine months ended July 2, 2011, higher equipment income from operations as compared to the prior year periods was primarily due to the favorable impact of both volume and pricing for many of our equipment product lines, but mainly our ball and wedge bonders. The favorable ball bonder pricing and volume was due to the introduction of IConn ProCu and our large bondable area products in the first quarter of fiscal 2011. In addition, our wedge bonders had significant volume increases during both the three and nine months ended July 2, 2011, as well as favorable customer mix for the third quarter of fiscal 2011. The wedge bonder volume increase was due to significant demand from the power semiconductor segment along with the hybrid and automotive markets. Increased costs were mainly attributable to our wedge bonders as we transitioned manufacturing to Asia, and manufactured wedge bonders in both our U.S. and Asia facilities to support the increased demand.  In addition, we recorded inventory reserves related to our wedge bonder inventory in the U.S. during the three months ended July 2, 2011 due to our factory transition to Asia.

Expendable Tools

Expendable Tools income from operations was higher for the three months ended July 2, 2011 as compared to the prior year period primarily due to lower prior year factory transition costs as well as lower operating expenses attributable to this business. For the nine months ended July 2, 2011, income from operations for Expendable Tools decreased slightly primarily due to lower volumes for our non-wedge bonder tools products.

Interest Income and Expense

The following table reflects interest income and interest expense for the three and nine months ended July 2, 2011 and July 3, 2010:

	Three months ended
(dollar amounts in thousands)	July 2, 2011	July 3, 2010	$ Change	% Change
Interest income	$185	$104	$81	77.9%
Interest expense: cash	(241)	(385)	144	37.4%
Interest expense: non-cash	(1,877)	(1,768)	(109)	-6.2%

	Nine months ended
(dollar amounts in thousands)	July 2, 2011	July 3, 2010	$ Change	% Change
Interest income	$445	$290	$155	53.4%
Interest expense: cash	(724)	(1,106)	382	34.5%
Interest expense: non-cash	(5,429)	(5,235)	(194)	-3.7%

Interest income for both the three and nine months ended July 3, 2011 was higher as compared to the prior year periods due to higher invested cash balances.

The decrease in interest expense for both the three and nine months ended July 2, 2011 as compared to the prior year periods was attributable to the retirement of our 1.0% Convertible Subordinated Notes in June 2010.

Provision (Benefit) for Income Taxes

The following table reflects the provision (benefit) for income taxes and the effective tax rate from continuing operations for the nine months ended July 2, 2011 and July 3, 2010:

	Nine months ended
(in thousands)	July 2, 2011	July 3, 2010
Income from operations before taxes	$141,662	$85,309
Provision (benefit) for income taxes	15,964	(772)

Net income	$125,698	$86,081

Effective tax rate	11.3%	-0.9%

For the nine months ended July 2, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the impact of tax holidays, decreases in the valuation allowance offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes. In addition, during the second quarter of fiscal 2011, we finalized negotiations with a foreign tax jurisdiction which resulted in a decreased tax rate in that jurisdiction for a limited period of time.

For the nine months ended July 3, 2010, the effective income tax rate differed from the federal statutory rate primarily due to: decreases in the valuation allowance, federal alternative minimum taxes, state income taxes, tax from foreign operations, the impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and investments as of July 2, 2011 and October 2, 2010:

	As of
(dollar amounts in thousands)	July 2, 2011	October 2, 2010	$ Change
Cash and cash equivalents	$329,281	$178,112	$151,169
Restricted cash (1)	-	237	(237)
Short-term investments	6,253	2,985	3,268
Total cash and investments	$335,534	$181,334	$154,200
Percentage of total assets	43.5%	31.3%

(1)  Related to customs requirements in Malaysia.

The following table reflects summary Consolidated Statement of Cash Flow information for the nine months ended July 2, 2011 and July 3, 2010:

	Nine months ended
(in thousands)	July 2, 2011	July 3, 2010

Net cash provided by operating activities	$152,087	$67,977
Net cash used in discontinued operations	(1,547)	(1,488)
Net cash provided by operations	150,540	66,489

Net cash provided by (used in) investing activities, continuing operations	(9,057)	642
Net cash used in investing activities, discontinued operations	-	(1,838)
Net cash used in investing activities	(9,057)	(1,196)

Net cash provided by (used in) financing activities	8,836	(47,121)
Effect of exchange rate on cash and cash equivalents	850	108

Changes in cash and cash equivalents	151,169	18,280
Cash and cash equivalents, beginning of period	178,112	144,560
Total cash and investments	$329,281	$162,840

Nine months ended July 2, 2011

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $125.7 million plus non-cash adjustments of $38.7 million. Offsetting cash provided by net income were working capital changes of $12.3 million driven by net increases in accounts receivable and inventories which were partially offset by net increases in accounts payable and accrued expenses.

Net cash used in investing activities was related to the expansion of our manufacturing operations and infrastructure in Asia and purchases of short term investments.

Net cash provided by financing activities represented proceeds from the exercise of common stock options.

Discontinued Operations

Net cash used in operating activities related to facility payments for our former Test business.

Nine months ended July 3, 2010

Continuing Operations

Net cash provided by operating activities was primarily the result of $86.1 million net income plus $22.0 million of non-cash adjustments. Offsetting cash provided by net income were working capital changes of $40.0 million driven by net increases in accounts receivable and inventory offset by increases in accounts payable and accrued expenses.

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

Fiscal 2011 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2011 capital expenditures to be $7.0 to $8.0 million. Expenditures are anticipated to be primarily used for R&D projects and the expansion of our manufacturing operations infrastructure in Asia.

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

Convertible Subordinated Notes

The following table reflects additional information regarding our Convertible Subordinated Notes as of
July 2, 2011:

Description	Maturity Date	Par Value	Fair Value as of July 2, 2011 (1)
		(in thousands)
0.875% Convertible Subordinated Notes (2)	June 1, 2012	$110,000	$116,683

(1)  In accordance with ASC 820, we rely upon observable market data such as our common stock price, interest rates, and other market factors.

(2)  We determined maintenance of our corporate rating was not necessary; therefore, our 0.875% Convertible Subordinated Notes are not rated.

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of July 2, 2011 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

Other Obligations and Contingent Payments

The following table reflects obligations and contingent payments under various arrangements as of July 2, 2011:

		Payments due by fiscal period
		Less than	1 - 3	3 - 5	More than	Due date not
(in thousands)	Total	1 year	years	years	5 years	determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$110,000	$110,000

Current and long-term liabilities:
Earnout agreement payable (2)	12,498	12,498
Pension plan obligations	7,767					$7,767
Severance	4,460	4,010	$450
Facility accrual related to discontinued operations (Test)	1,745	1,576	169
Obligations related to Chief Executive Officer transition (3)	2,862	2,488	374
Operating lease retirement obligations	2,294	224	948	$366	$756
Long-term income taxes payable	1,794				1,794

Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$143,420	$130,796	$1,941	$366	$2,550	$7,767

Contractual Obligations:
Inventory purchase obligations (4)	$124,641	$124,641
Operating lease obligations (5)	33,334	9,696	$11,279	$4,756	$7,603
Cash paid for interest	963	963

Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$158,938	$135,300	$11,279	$4,756	$7,603	$-

(1) Does not reflect debt discount of $6.5 million related to our 0.875% Convertible Subordinated Notes.
(2) On October 3, 2008, we completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). As of July 2, 2011, the maximum potential payout under the Earnout was $30.0 million, and we have accrued $12.5 million as an adjustment to goodwill.
(3) In connection with the September 2010 retirement of our former Chief Executive Officer (“CEO”), we entered into a three year consulting arrangement with him. Additionally in connection with his retirement, deferred cash payments equal to the difference, if any, between (i) the fair market value of our shares of common stock to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of our shares of common stock actually received by him pursuant to such awards. The deferred cash payments will be paid in July 2011 and February 2012, respectively.
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

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund Pte’s working capital requirements. We did not have any borrowings under the Facilities Agreement as of or during the nine months ended July 2, 2011.

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

Interest Rate Risk

As of July 2, 2011, we held $6.3 million of available-for-sale investments which subject us to interest rate risk. Our available-for-sale securities consist of fixed income investments (such as corporate bonds, commercial paper, time deposits and U.S. Treasury and Agency securities, or mutual funds that invest in these instruments). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations.

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

Based on our overall currency rate exposure as of July 2, 2011, a near term 10.0% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could impact on our financial position, results of operations or cash flows by $4.0 to $5.0 million. Our board of directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2011 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

PART II  OTHER INFORMATION

Item 1A. RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended October 2, 2010 filed with the Securities and Exchange Commission.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 10, 2011	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President and Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)