Form 10-K
period 2011-10-01
KULICKE & SOFFA INDUSTRIES INC
filed 2011-12-08
CIK 56978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2011

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 1, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $646.9 million based on the closing sale price as reported on The NASDAQ Global Market (Reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of December 2, 2011 there were 73,658,871 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed on or about December 30, 2011 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

1

PART I

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and  under the heading “Risk Factors” within this Annual Report on Form 10-K for the fiscal year ended October 1, 2011 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in this Annual Report.

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

Item 1.  BUSINESS

Kulicke and Soffa Industries, Inc. (the “Company” or “K&S”) designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits (“IC”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.

We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the lowest cost supplier in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, through consolidating operations to Asia, moving manufacturing and other operations to Asia, moving our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate savings without compromising overall product quality and service levels.

K&S was incorporated in Pennsylvania in 1956. Our principal offices are located at 6 Serangoon North Avenue 5, #03-16, Singapore 554910 and our telephone number in the United States is (215) 784-6000. We maintain a website with the address www.kns.com.  We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC website at www.sec.gov and at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

Our year end for fiscal 2011, 2010 and 2009 was October 1, 2011, October 2, 2010, and October 3, 2009, respectively.

Business Environment

The semiconductor business environment is highly volatile, driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending — the so called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter.  Occasionally this results in subsequent reductions in the December quarter. This annual seasonality can occasionally be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.

Our Equipment segment is primarily affected by the industry’s internal cyclical and seasonal dynamics in addition to broader macroeconomic factors which positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period, also impacts financial performance, as this mix can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.

Our Expendable Tools segment is less volatile than our Equipment segment. Expendable Tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.

We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. The current economic environment is uncertain and we may experience typical industry seasonality during the first quarter of fiscal 2012. Our visibility into future demand is generally limited and forecasting is difficult.

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2010, we reduced our debt by $49.0 million, and we presently intend to repay our 0.875% Convertible Subordinated Notes with cash up to the principal amount of $110.0 million at maturity in fiscal 2012. As of October 1, 2011, our total cash, cash equivalents and investments was $384.6 million, which exceeded the face value of our total debt by $274.6 million, a $203.2 million increase from the prior fiscal year end. This strong cash position better enables continual investment in product development as well as in production capability improvements throughout the semiconductor cycle.

Technology Leadership

We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire, wedge and die bonding processes. Our equipment is typically the most productive, has the highest levels of process capability, and as a result, has the lowest cost of ownership available in its markets. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

In addition to gold and aluminum wire, our leadership in the industry’s use of copper wire for the bonding process is an example of the benefits of collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. During fiscal 2010, many of our customers began converting their output to copper wire, and we believe the conversion was initiated through fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a significant portion of our wire bonder sales have become copper capable. We believe this is the first phase of the gold-to-copper migration, and we expect this conversion process to continue throughout the industry for the next several years. This could potentially drive a significant wire bonder replacement cycle as we believe much of the industries’ installed base is not currently suitable for copper bonding. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the total available market for copper configured wire bonders is likely to continue demonstrating solid growth.

Our leadership has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of pitch and bond size. We have recently seen increased demand for our large bondable area (“LA”) configured machines. This LA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.

We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. The LED backlights for flat-screen displays have been the main driver of the LED market in the last few years where we have successfully competed in LED assembly equipment. We expect the next wave of growth in the LED market to be high brightness LED for general lighting, and we believe we are well positioned for this trend.

Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavier wire as opposed to fine gold and fine copper wire used in ball bonders.  In addition, we are currently developing the next generation platform for our power semiconductor wedge bonder. We intend to initiate design of our next power module wedge bonder. In both cases, we are making a conscious effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. As an example, we are reviewing the use of wedge bonding in the fabrication of solar panels. Many of these initiatives are in the early stages of development and may become business opportunities in the future.

Another example of our developing equipment for high-growth niche markets is our AT Premier. This machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format, for variants of the flip chip assembly process. Typical applications include complimentary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (SAW) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

Our focus on technology leadership also extends to die bonding. Our state of the art iStackPS die bonder for advanced stacked die applications offers best-in-class throughput and accuracy.

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

Products and Services

The Company operates two segments: Equipment and Expendable Tools. The following table reflects net revenue by business segment for fiscal 2011, 2010, and 2009:

	Fiscal
(dollar amounts in thousands)	2011 net revenue	% of net revenue	2010 net revenue	% of net revenue	2009 net revenue	% of net revenue
Equipment	$759,331	91.4%	$691,988	90.7%	$170,536	75.7%
Expendable Tools	71,070	8.6%	70,796	9.3%	54,704	24.3%
Total	$830,401	100.0%	$762,784	100.0%	$225,240	100.0%

See Note 10 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications using either gold or copper wire

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS	Cost performance, low pin count applications using either gold or copper wire

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS LA	Cost performance large area substrate and matrix applications

	AT Premier	Stud bumping applications (high brightness LED and image sensor)

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or ribbon

	7200HD	Smaller power packages using either aluminum wire or ribbon

	7600HD	Power semiconductors including smaller power packages using either aluminum wire or ribbon

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

(1)	Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnX PS LED and our ConnX PS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010 and January 2011, we introduced the IConnPS ProCu and IConnPS ProCu LA, respectively, which offer a significant new level of capability for customers transitioning from gold to copper wire bonding.

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

Our AT Premier machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format, for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

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

While wedge bonding traditionally utilizes aluminum wire, all of our wedge bonders are also available modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.

Die Bonders

Our die bonder, the iStackPS, focuses on stacked die applications for both memory and subcontract assembly customers. iStackPS is targeted at stacked die and high-end ball grid array (BGA) applications. In these applications, we expect up to 40% productivity increases compared to current generation machines. In addition, iStackPS has demonstrated superior accuracy and process control.

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

Customers

Our major customers include IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, operating expense budgets, and overall industry trends.

The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
1.	Advance Semiconductor Engineering *	1.	Advance Semiconductor Engineering *	1.	Advance Semiconductor Engineering *
2.	Siliconware Precision Industries, Ltd.	2.	Siliconware Precision Industries, Ltd. *	2.	Amkor Technology, Inc.
3.	STATS Chippac Ltd	3.	Haoseng Industrial Co., Ltd. **	3.	Siliconware Precision Industries, Ltd.
4.	First Technology China, Ltd. **	4.	Amkor Technology, Inc.	4.	Haoseng Industrial Co., Ltd. **
5.	Haoseng Industrial Co., Ltd. **	5.	Texas Instruments, Inc.	5.	Texas Instruments, Inc.
6.	ST Microelectronics	6.	United Test And Assembley Center	6.	First Technology China, Ltd. **
7.	Super Power International Ltd **	7.	First Technology China, Ltd. **	7.	Techno Alpha Co. **
8.	Hynix Semiconductor	8.	ST Microelectronics	8.	ST Microelectronics
9.	Samsung	9.	HANA Micron	9.	Samsung
10.	Renesas Semiconductor	10.	Renesas Semiconductor	10.	Micron Technology Incorporated

*   Represents more than 10% of our net revenue for the applicable fiscal year.
** Distributor of our products.

Approximately 97.8%, 98.6%, and 97.0% of our net revenue for fiscal 2011, 2010, and 2009, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent a substantial majority of our future net revenue.

See Note 10 to our Consolidated Financial Statements included in Item 8 of this report for sales to customers by geographic location.

Sales and Customer Support

We believe long-term customer relationships are critical to our success, and comprehensive sales and customer support are an important means of establishing those relationships. To maintain these relationships, we utilize multiple distribution channels using either our own employees, manufacturers’ representatives, distributors, or a combination of the three, depending on the product, region, or end-use application. In all cases, our goal is to position our sales and customer support resources near our customers’ facilities so as to provide support for customers in their own language and consistent with local customs. Our sales and customer support resources are located primarily in Taiwan, China, Korea, Malaysia, the Philippines, Japan, Singapore, Thailand, the U.S., and Germany. Supporting these local resources, we have technology centers offering additional process expertise in China, Singapore, Japan, Israel, Switzerland and the U.S.

By establishing relationships with semiconductor manufacturers, OSATs, and vertically integrated manufacturers of electronic systems, we gain insight into our customers’ future semiconductor packaging strategies. These insights assist us in our efforts to develop products and processes that address our customers’ future assembly requirements.

Backlog

Our backlog consists of customer orders scheduled for shipment within the next twelve months. A majority of our orders are subject to cancellation or deferral by our customers with limited or no penalties. Also, customer demand for our products can vary dramatically without prior notice. Because of the volatility of customer demand, possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of net revenue for any succeeding period.

The following table reflects our backlog as of October 1, 2011 and October 2, 2010:

	As of
(in thousands)	October 1, 2011	October 2, 2010
Backlog	$103,000	$252,000

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

Equipment

Our equipment manufacturing activities consist mainly of integrating outsourced parts and subassemblies and testing finished products to customer specifications. While we largely utilize an outsource model, allowing us to minimize our fixed costs and capital expenditures, for certain low-volume, high customization parts, we manufacture subassemblies ourselves. Just-in-time inventory management has reduced our manufacturing cycle times and lowered our on-hand inventory requirements. Raw materials used in our equipment manufacturing are generally available from multiple sources; however, many outsourced parts and components are only available from a single or limited number of sources.

Our ball bonder, wedge bonder and die bonder manufacturing and assembly is performed at our facility in Singapore. In addition, we operate a subassembly manufacturing and supply management facility in Malaysia. During fiscal 2011, we completed the transition of our wedge bonder manufacturing from Irvine, California to Asia.

We have ISO 9001 certification for our equipment manufacturing facilities in Singapore, Irvine, California, and Switzerland (legacy model die bonders and spares manufacturing), and our subassembly manufacturing facility in Malaysia. In addition, we have ISO 14001 certifications for our equipment manufacturing facilities in Singapore and Irvine, California.

Expendable Tools

We manufacture saw blades, capillaries and a portion of our bonding wedge inventory at our facility in Suzhou, China. The capillaries are made using blanks produced at our facility in Yokneam, Israel. We outsource the production of our bonding wedges. Both the Suzhou and Yokneam facilities are ISO 9001 and ISO 14001 certified.

Research and Product Development

Many of our customers generate technology roadmaps describing their projected packaging technology requirements. Our research and product development activities are focused on delivering robust production solutions to those projected requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $65.1 million, $56.7 million, and $53.5 million during fiscal 2011, 2010, and 2009, respectively.

Intellectual Property

Where circumstances warrant, we apply for patents on inventions governing new products and processes developed as part of our ongoing research, engineering, and manufacturing activities. We currently hold a number of U.S. patents, many of which have foreign counterparts. We believe the duration of our patents often exceeds the life cycles of the technologies disclosed and claimed in the patents. Additionally, we believe much of our important technology resides in our trade secrets and proprietary software.

Competition

The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Ball bonders: ASM Pacific Technology and Shinkawa
•	Wedge bonders: ASM Pacific Technology, Cho-Onpa, F&K Delvotec, and Hesse & Knipps
•	Die bonders: ASM Pacific Technology, BE Semiconductor Industries N.V., Canon, Hitachi, and Shinkawa

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

Environmental Matters

We are subject to various federal, state, local and foreign laws and regulations governing, among other things, the generation, storage, use, emission, discharge, transportation and disposal of hazardous materials and the health and safety of our employees. In addition, we are subject to environmental laws which may require investigation and cleanup of any contamination at facilities we own or operate or at third-party waste disposal sites we use or have used.

We have incurred in the past, and expect in the future to incur costs to comply with environmental laws. We are not, however, currently aware of any material costs or liabilities relating to environmental matters, including any claims or actions under environmental laws or obligations to perform any cleanups at any of our facilities or any third-party waste disposal sites, that we expect to have a material adverse effect on our business, financial condition or operating results. However, it is possible that material environmental costs or liabilities may arise in the future.

Employees

As of October 1, 2011, we had approximately 2,200 regular full-time employees and 700 temporary workers worldwide.

Item 1A.  RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our operating results and financial condition are adversely impacted by volatile worldwide economic conditions.

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions may have direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. During the first half of fiscal 2009, we saw a dramatic deterioration in the global economy and a corresponding reduction in semiconductor production activity; however, business conditions in the semiconductor industry began to improve by the end of fiscal 2009 and continued to accelerate in fiscal 2010 and 2011. Our visibility into future demand is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.

Erratic corporate spending due to uncertainties in the macroeconomic environment could adversely affect our net revenue and profitability.

We depend upon demand from our customers including IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Our net revenue and profitability is based upon corporate spending. Reductions or other fluctuations in corporate spending as a result of uncertain conditions in the macroeconomic environment, such as government economic or fiscal instability, restricted global credit conditions, reduced demand, unbalanced inventory levels, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect our net revenue and profitability. The impact of general economic slowdowns could make our customers cautious and delay orders until the current economic environment becomes clearer.

The semiconductor industry is volatile with sharp periodic downturns and slowdowns. Cyclical industry downturns are made worse by volatile global economic conditions.

Our operating results are significantly affected by the capital expenditures of semiconductor manufacturers, both IDMs and OSATs. Expenditures by our customers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, including personal computers, telecommunications equipment, consumer electronics and automotive goods.  Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and can materially and adversely affect our business, financial condition and operating results.

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

Some of the factors that may cause our net revenue and operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	the mix of products we sell because, for example:

o	certain lines of equipment within our business segments are more profitable than others; and

o	some sales arrangements have higher gross margins than others;

•	cancelled or deferred orders;

•	seasonality;

•	competitive pricing pressures may force us to reduce prices;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

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

Substantially all of our sales and manufacturing operations are located outside of the U.S., and we rely on independent foreign distribution channels for certain product lines; all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war.

Approximately 97.8%, 98.6%, and 97.0% of our net revenue for fiscal 2011, 2010, and 2009, respectively, were for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. Our future performance will depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. Some of these economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and die bonders in Singapore, our saw blades and capillaries in China, certain bonder subassemblies in Malaysia and capillary blanks in Israel. We manufacture wedge bonder components in Singapore and Malaysia. In addition, our corporate headquarters is in Singapore and we have sales, service and support personnel in China, Israel, Japan, Korea, Malaysia, the Philippines, Singapore, Switzerland, Taiwan, Thailand, the U.S. and Germany. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	international exchange restrictions;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and U.S. taxes on repatriated cash;

•	difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities;

•	episodic events outside our control such as, for example, outbreaks of influenza;

•	natural disasters such as earthquakes, fires or floods;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor work stoppages and strikes in our factories or the factories of our suppliers;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and may be less predictable than those in the U.S.

In addition, there is a potential risk of conflict and instability in the relationship between Taiwan and China. Conflict or instability could disrupt the operations of our customers and/or suppliers in both Taiwan and China. Additionally, our manufacturing operations in China could be disrupted by any conflict.

Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets.

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

Because nearly all of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the U.S. where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have an adverse effect on our cash flows. Our primary exposures include the Japanese Yen, Singapore Dollar, Malaysian Ringgit, Chinese Yuan, Swiss Franc, Philippine Peso, Taiwan Dollar, South Korean Won, Israeli Shekel and Euro. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We have not entered into foreign exchange forward contracts but may enter into foreign exchange forward contracts or other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

We may not be able to consolidate manufacturing and other facilities without incurring unanticipated costs and disruptions to our business.

As part of our ongoing efforts to reduce our cost structure, we have migrated manufacturing and other facilities to Asia. Because of unanticipated events, including the actions of governments, suppliers, employees or customers, we may not realize the synergies, cost reductions and other benefits of any consolidation to the extent we currently expect.

Our business depends on attracting and retaining management, marketing and technical employees as well as on the succession of senior management.

Our future success depends on our ability to hire and retain qualified management, marketing, finance, accounting and technical employees, including senior management, primarily in Asia. During fiscal 2011, in connection with the relocation of our headquarters to Singapore, Bruno Guilmart joined the Company as CEO and President and Jonathan H. Chou joined us as Senior Vice President, CFO and Principal Accounting Officer. In addition, other senior management and finance and accounting positions have been transitioned to Singapore. If we are unable to continue to attract and retain the managerial, marketing, finance, accounting and technical personnel we require, and if we are unable to effectively provide for the succession of senior management, our business, financial condition and operating results may be materially and adversely affected.

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

Alternative packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit (“IC”) package, as compared to traditional wire bonding. These technologies include flip chip and chip scale packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to alternative packaging technologies were to occur, demand for our equipment and related packaging materials may be materially and adversely affected.

Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net revenue. Sales to our largest customers as a percent of net revenue  were 21.8%, 33.3%, and 17.7%, for fiscal 2011, 2010, and 2009, respectively.

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

•	the inability of suppliers to meet customer demand requirements during volatile cycles;

•	the reliability or quality issues with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay shipments to our customers;

•	loss of suppliers as a result of consolidation of suppliers in the industry; and

•	loss of suppliers because of their bankruptcy or insolvency.

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

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 72.7 million shares were outstanding as of October 1, 2011. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.

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

Our internal controls may not prevent all potential errors or fraud. Any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. We or our independent registered public accountants may identify material weaknesses in our internal controls which could adversely affect our ability to ensure proper financial reporting and could affect investor confidence in us and the price of our common shares.

Other Risks

Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.

We have generated net operating loss carry-forwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code.  An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results. As of October 1, 2011, we have foreign net operating loss carryforwards of $87.9 million, state net operating loss carryforwards of $178.4 million, and tax credit carryforwards of $4.6 million.

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

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or U.S. businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and research and development facilities in Singapore and the U.S. and manufacturing and research and development facilities in  China, Israel, Malaysia, and Switzerland. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the U.S. and overseas. Additional attacks or any broader conflict, could negatively impact our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The following table reflects our major facilities as of October 1, 2011:

Facility	Approximate Size	Function	Business Segment and Products Manufactured	Lease Expiration Date

Singapore	134,661 sq. ft. (1)	Corporate headquarters, manufacturing, technology center, sales and service	Equipment: wire, wedge and die bonders	July 2016 (3)

Suzhou, China	155,123 sq. ft. (1)	Manufacturing, technology center	Expendable Tools: capillaries, dicing blades	November 2022 (3)

Irvine, California	121,805 sq. ft. (1)	Manufacturing, technology center	Equipment: wedge bonders	September 2013

Fort Washington, Pennsylvania	88,000 sq. ft. (1)	Technology center, sales and service, U.S. financial reporting	Not applicable	September 2028 (3)

Berg, Switzerland	65,208 sq. ft. (2)	Technology center	Equipment: die bonders	N/A

Petaling Jaya, Malaysia	37,200 sq ft (1)	Subassembly manufacturing and supply chain management	Equipment subassembly	September 2015 (3)

Yokneam, Israel	20,877 sq. ft. (1)	Manufacturing, technology center	Expendable Tools: capillary blanks (semi-finish)	January 2018 (3)

Damansara Uptown, Malaysia	12,314 sq ft (1)	Shared service center	Not applicable	July 2016 (3)

(1)  Leased.
(2)  Owned.
(3)  Includes lease extension periods at the Company’s option. Initial lease expires as follows:
Singapore in July 2013;
Suzhou, China in November 2017;
Fort Washington, Pennsylvania in September 2018;
Petaling Jaya, Malaysia in September 2012;
Yokneam,Israel in January 2015; and
Damansara Uptown, Malaysia in July 2013.

In addition, we rent space for sales and service offices and administrative functions in Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, and Germany. We believe our facilities are generally in good condition and suitable to the extent of utilization needed.

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

Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$7.82	$5.51	$6.30	$4.03
Second Quarter	$10.58	$7.16	$7.67	$4.55
Third Quarter	$12.72	$7.92	$9.58	$6.13
Fourth Quarter	$11.90	$7.42	$8.87	$5.27

On December 2, 2011, there were approximately 351 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance our business.

For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about December 30, 2011.

Equity Compensation Plan Information

The information required hereunder will appear under the heading “EQUITY COMPENSATION PLAN INFORMATION” in our Proxy Statement for the 2012 Annual Meeting of Shareholders which information is incorporated herein by reference.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2011, 2010, 2009, 2008, and 2007.

As of October 4, 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”) on a retrospective basis for all prior periods. Fiscal 2009 includes the assets of Orthodyne Electronics Corporation which were acquired on October 3, 2008. During fiscal 2008, we sold our Wire business; therefore, fiscal 2008 and 2007 have been reclassified to reflect our Wire business as a discontinued operation.

This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report or current reports on Form 8-K filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2011	2010	2009	2008	2007
Statement of Operations Data:
Net revenue:
Equipment	$759,331	$691,988	$170,536	$271,019	$316,718
Expendable Tools	71,070	70,796	54,704	57,031	53,808
Total net revenue	830,401	762,784	225,240	328,050	370,526
Cost of sales:
Equipment	412,914	399,042	111,103	165,499	188,055
Expendable Tools	29,578	28,069	25,294	28,758	27,035
Total cost of sales	442,492	427,111	136,397	194,257	215,090
Operating expenses:
Equipment	189,631	155,625	135,465	122,302	113,444
Expendable Tools	28,218	32,013	24,193	26,971	24,480
Impairment of goodwill: Equipment	-	-	2,709	-	-
U.S. pension plan termination: Equipment	-	-	-	9,152	-
Total operating expenses (1)	217,849	187,638	162,367	158,425	137,924
Income (loss) from operations:
Equipment	156,786	137,321	(78,741)	(25,934)	15,219
Expendable Tools	13,274	10,714	5,217	1,302	2,293
Interest income (expense), net	(7,632)	(7,930)	(7,082)	(3,869)	2,346
Gain on extinguishment of debt	-	-	3,965	170	2,802
Income (loss) from continuing operations before income tax	162,428	140,105	(76,641)	(28,331)	22,660
Provision (benefit) for income taxes from continuing operations (2)	34,818	(2,037)	(13,029)	(3,610)	5,448
Income (loss) from continuing operations	127,610	142,142	(63,612)	(24,721)	17,212
Income from discontinued operations, net of tax (3)	-	-	22,011	23,441	18,874
Net income (loss)	$127,610	$142,142	$(41,601)	$(1,280)	$36,086

(1)	During fiscal 2011, 2010 and 2009, we recorded $2.5 million, $2.4 million and $7.4 million, respectively, in operating expense for restructuring-related severance.

During fiscal 2011, 2010, 2009, 2008 and 2007, we recorded $24.3 million, $17.4 million, $2.7 million, $2.2 million and $4.4 million, respectively, in operating expense for incentive compensation.

(2)
The following are the most significant factors which affect our provision for income taxes: implementation of our international restructuring plan in fiscal 2011, 2010, 2008 and 2007; volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; changes in tax legislation and our provision for various tax exposure items.

(3)	Reflects the operations of the Company’s Wire business, which was sold in fiscal 2009.

	Fiscal
(in thousands, except per share amounts)	2011	2010	2009	2008	2007

Per Share Data:
Income (loss) per share from continuing operations: (1)
Basic	$1.77	$2.01	$(1.02)	$(0.46)	$0.31
Diluted	$1.73	$1.92	$(1.02)	$(0.46)	$0.27

Income per share from discontinued operations, net of tax:
Basic	$-	$-	$0.35	$0.44	$0.33
Diluted	$-	$-	$0.35	$0.44	$0.28

Net income (loss) per share: (2)
Basic	$1.77	$2.01	$(0.67)	$(0.02)	$0.64
Diluted	$1.73	$1.92	$(0.67)	$(0.02)	$0.55

Weighted average shares outstanding: (2)
Basic	71,820	70,012	62,188	53,449	56,221
Diluted	73,341	73,548	62,188	53,449	68,274

(1)
For fiscal 2011 and 2010, $0.7 million and $1.5 million, respectively, of net income applicable to participating securities and the related participating securities were excluded from the computation of basic income per share.

(2)
For fiscal 2011, 2010 and 2007 the exercise of dilutive stock options and expected vesting of performance-based restricted stock (fiscal 2010 and 2007 only) and conversion of the Convertible Subordinated Notes were assumed. In addition for fiscal 2010 and 2007, $0.3 million and $1.3 million, respectively, of after-tax interest expense related to our Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share. Due to the Company’s net loss from continuing operations for fiscal 2009 and 2008, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.

	Fiscal
(in thousands)	2011	2010	2009	2008	2007

Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$384,552	$181,334	$144,841	$186,081	$169,910
Working capital excluding discontinued operations	405,659	347,560	172,401	165,543	219,755
Total assets excluding discontinued operations	728,391	580,169	412,635	335,614	383,779
Long-term debt and current portion of long-term debt	105,224	98,475	92,217	151,415	222,446
Shareholders' equity	$469,877	$322,480	$170,803	$125,396	$111,286

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and  under the heading “Risk Factors” within this Annual Report on Form 10-K for the fiscal year ended October 1, 2011 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in this Annual Report.

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

Introduction

Kulicke and Soffa Industries, Inc. (the “Company” or “K&S”) designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits (“IC”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.

We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the lowest cost supplier in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, through consolidating operations to Asia, moving manufacturing and other operations to Asia, moving our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate savings without compromising overall product quality and service levels.

Business Environment

The semiconductor business environment is highly volatile, driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending — the so called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter.  Occasionally this results in subsequent reductions in the December quarter. This annual seasonality can occasionally be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.

Our Equipment segment is primarily affected by the industry’s internal cyclical and seasonal dynamics in addition to broader macroeconomic factors which positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period, also impacts financial performance as this mix can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.

Our Expendable Tools segment is less volatile than our Equipment segment. Expendable Tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.

We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. The current economic environment is uncertain and we may experience typical industry seasonality during the first quarter of fiscal 2012. Our visibility into future demand is generally limited and forecasting is difficult.

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. During fiscal 2010, we reduced our debt by $49.0 million, and we presently intend to repay our 0.875% Convertible Subordinated Notes with cash up to the principal amount of $110.0 million at maturity in fiscal 2012. As of October 1, 2011, our total cash, cash equivalents and investments was $384.6 million, which exceeded the face value of our total debt by $274.6 million, a $203.2 million increase from the prior fiscal year end. This strong cash position better enables continual investment in product development as well as in production capability improvements throughout the semiconductor cycle.

Technology Leadership

We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire, wedge and die bonding processes. Our equipment is typically the most productive, has the highest levels of process capability, and as a result, has the lowest cost of ownership available in its markets. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

In addition to gold and aluminum wire, our leadership in the industry’s use of copper wire for the bonding process is an example of the benefits of collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. During fiscal 2010, many of our customers began converting their output to copper wire, and we believe the conversion was initiated through fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a significant portion of our wire bonder sales have become copper capable. We believe this is the first phase of the gold-to-copper migration, and we expect this conversion process to continue throughout the industry for the next several years. This could potentially drive a significant wire bonder replacement cycle as we believe much of the industries’ installed base is not currently suitable for copper bonding. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the total available market for copper configured wire bonders is likely to continue demonstrating solid growth.

Our leadership has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of pitch and bond size. We have recently seen increased demand for our large bondable area (“LA”) configured machines. This LA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.

We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. The LED backlights for flat-screen displays have been the main driver of the LED market in the last few years where we have successfully competed in LED assembly equipment. We expect the next wave of growth in the LED market to be high brightness LED for general lighting, and we believe we are well positioned for this trend.

Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavier wire as opposed to fine gold and fine copper wire used in ball bonders.  In addition, we are currently developing the next generation platform for our power semiconductor wedge bonder. We intend to initiate design of our next power module wedge bonder. In both cases, we are making a conscious effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. As an example, we are reviewing the use of wedge bonding in the fabrication of solar panels. Many of these initiatives are in the early stages of development and may become business opportunities in the future.

Another example of our developing equipment for high-growth niche markets is our AT Premier. This machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format, for variants of the flip chip assembly process. Typical applications include complimentary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

Our focus on technology leadership also extends to die bonding. Our state of the art iStackPS die bonder for advanced stacked die applications offers best-in-class throughput and accuracy.

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

 Products and Services

We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for fiscal 2011, 2010, and 2009:

	Fiscal
(dollar amounts in thousands)	2011 net revenue	% of net revenue	2010 net revenue	% of net revenue	2009 net revenue	% of net revenue
Equipment	$759,331	91.4%	$691,988	90.7%	$170,536	75.7%
Expendable Tools	71,070	8.6%	70,796	9.3%	54,704	24.3%
Total	$830,401	100.0%	$762,784	100.0%	$225,240	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications using either gold or copper wire

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS	Cost performance, low pin count applications using either gold or copper wire

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS LA	Cost performance large area substrate and matrix applications

	AT Premier	Stud bumping applications (high brightness LED and image sensor)

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or ribbon

	7200HD	Smaller power packages using either aluminum wire or ribbon

	7600HD	Power semiconductors including smaller power packages using either aluminum wire or ribbon

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

(1) Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnX PS LED and our ConnX PS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010 and January 2011, we introduced the IConnPS ProCu and IConnPS ProCu LA, respectively, which offer a significant new level of capability for customers transitioning from gold to copper wire bonding.

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

Our AT Premier machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format, for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

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

While wedge bonding traditionally utilizes aluminum wire, all of our wedge bonders are also available modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.

Die Bonders

Our die bonder, the iStackPS, focuses on stacked die applications for both memory and subcontract assembly customers. iStackPS is targeted at stacked die and high-end ball grid array (BGA) applications. In these applications, we expect up to 40% productivity increases compared to current generation machines. In addition, iStackPS has demonstrated superior accuracy and process control.

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

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, inventory purchase commitments in excess of demand are generally recorded as accrued expense. Demand is generally defined as eighteen months future consumption for equipment, twenty-four months consumption for all spare parts, and twelve months consumption for expendable tools. Forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. We communicate forecasts of our future demand to our suppliers and adjust commitments to those suppliers accordingly. If required, we reserve the difference between the carrying value of our inventory and the lower of cost or market value, based upon assumptions about future demand, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

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

Results of Operations for fiscal 2011 and 2010

The following table reflects our income from operations for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010	$ Change	% Change
Net revenue	$830,401	$762,784	$67,617	8.9%
Cost of sales	442,492	427,111	15,381	3.6%
Gross profit	387,909	335,673	52,236	15.6%

Selling, general and administrative	152,714	130,978	21,736	16.6%
Research and development	65,135	56,660	8,475	15.0%
Operating expenses	217,849	187,638	30,211	16.1%

Income from operations	$170,060	$148,035	$22,025	14.9%

Bookings and Backlog

A booking is recorded when a customer order is reviewed and it is determined that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. Our backlog consists of customer orders scheduled for shipment within the next twelve months. A majority of our orders are subject to cancellation or deferral by our customers with limited or no penalties. Also, customer demand for our products can vary dramatically without prior notice. Because of the volatility of customer demand, possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of net revenue for any succeeding period.

The following tables reflect our bookings and backlog for fiscal 2011 and 2010:

	Fiscal
(in thousands)	2011	2010
Bookings	$681,000	$973,050

	As of
(in thousands)	October 1, 2011	October 2, 2010
Backlog	$103,000	$252,000

Net Revenue

Approximately 97.8% and 98.6% of our net revenue for fiscal 2011 and 2010, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.

The following table reflects net revenue by business segment for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010	$ Change	% Change

Equipment	$759,331	$691,988	$67,343	9.7%
Expendable Tools	71,070	70,796	274	0.4%
Net revenue	$830,401	$762,784	$67,617	8.9%

Equipment

The following table reflects the components of Equipment net revenue change between fiscal 2011 and 2010:

	Fiscal 2011 vs. 2010
(in thousands)	Price	Volume	$ Change
Equipment	$19,603	$47,740	$67,343

Fiscal 2011 Equipment net revenue was higher than the prior year primarily due to favorable volumes for our wedge bonders and improved ball bonder pricing. The wedge bonder volume increase was attributed to demand from the power semiconductor segment along with the hybrid and automotive markets. In addition, we recognized favorable pricing due to customer mix.  Ball bonder favorable pricing was due to product mix from the introduction of IConn ProCu and our large bondable area products during the first quarter of fiscal 2011.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between fiscal 2011 and 2010:

	Fiscal 2011 vs. 2010
(in thousands)	Price	Volume	$ Change
Expendable Tools	$923	$(649)	$274

Expendable Tools net revenue changes were due to higher selling prices partially offset by lower volumes for our non-wedge bonder tools.

Gross Profit

The following tables reflect gross profit and gross profit as a percentage of net revenue by business segment for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010	$ Change	% Change
Equipment	$346,417	$292,946	$53,471	18.3%
Expendable Tools	41,492	42,727	(1,235)	-2.9%
Gross profit	$387,909	$335,673	$52,236	15.6%

	Fiscal		Basis Point
	2011	2010	Change
Equipment	45.6%	42.3%	330
Expendable Tools	58.4%	60.4%	(200)
Gross profit as a % of net revenue	46.7%	44.0%	270

Equipment

The following table reflects the components of Equipment gross profit change between fiscal 2011 and 2010:

	Fiscal 2011 vs. 2010
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$19,603	$(10,884)	$44,752	$53,471

Fiscal 2011 Equipment gross profit was higher than fiscal 2010 primarily due to favorable volumes for our wedge bonders and favorable pricing for our ball bonders. The favorable variances were partially offset by higher costs for our wedge bonders. Wedge bonder volume increases were attributed to demand from the power semiconductor segment along with the hybrid and automotive markets. In addition, we recognized favorable pricing due to customer mix.  Ball bonder favorable pricing was due to product mix from the introduction of IConn ProCu and our large bondable area products during the first quarter of fiscal 2011. Increased costs during the current fiscal year for wedge bonders were the result of transitioning our factory to Asia. We do not expect these transition costs to occur in the future. During fiscal 2011, we manufactured wedge bonders in both our U.S. and Asia facilities to support increased demand. In addition during fiscal 2011, we recorded inventory reserves due to our factory transition to Asia related to our die and wedge bonder inventory in the U.S.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between fiscal 2011 and 2010:

	Fiscal 2011 vs. 2010
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$923	$(1,388)	$(770)	$(1,235)

Expendable Tools gross profit decreased during fiscal 2011 as compared to fiscal 2010 primarily due to higher labor costs, increased revenue tax rates, an unfavorable exchange rate impact from our operations in China, and lower volumes for our non-wedge bonder tools. Higher costs and lower volumes were partially offset by favorable pricing.

Operating Expenses

The following table reflects operating expenses as a percentage of net revenue for fiscal 2011 and 2010:

	Fiscal		Basis Point
	2011	2010	Change
Selling, general and administrative	18.4%	17.2%	(120)
Research and development	7.8%	7.4%	(40)
Operating expenses	26.2%	24.6%	(160)

Selling, General and Administrative (“SG&A”)

Fiscal 2011 SG&A increased a net of $21.7 million as compared to fiscal 2010 primarily due to:

•	$6.8 million higher incentive compensation expense as a result of improved net income for the current fiscal year;
•	$4.1 million higher sales commissions due to improved net revenue for the current fiscal year;
•	$3.1 million unfavorable foreign exchange due to the strengthening of the U.S. dollar against foreign currencies;
•	$3.0 million net write down in value for our building in Switzerland;
•	$2.5 million higher severance expense mainly related to the U.S.-based operations transition to Asia;
•	$2.1 million higher depreciation and amortization expense mainly related to equipment sent to customers for demonstration and evaluation; and,
•	$1.5 million higher Switzerland pension fund accrual.

These increases were partially offset by $4.9 million lower factory transition expense than was incurred during fiscal 2010.

Research and Development (“R&D”)

Our R&D activities are focused on delivering robust production solutions for our customers’ projected packaging technology requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. Our R&D expense net increase was $8.5 million during fiscal 2011 as compared to fiscal 2010 primarily due to higher staff costs, which consisted of merit compensation and additional headcount to support new product development. We expect R&D expense to continue at approximately the same level for fiscal 2012.

Income from Operations

The following table reflects income from operations by business segment for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010	$ Change	% Change
Equipment	$156,786	$137,321	$19,465	14.2%
Expendable Tools	13,274	10,714	2,560	23.9%
Income from operations	$170,060	$148,035	$22,025	14.9%

Equipment

Fiscal 2011 Equipment income from operations was higher than fiscal 2010 primarily due to favorable volumes for our wedge bonders and favorable pricing for our ball bonders. The favorable variances were partially offset by higher costs for our wedge bonders. Wedge bonder volume increases were attributed to demand from the power semiconductor segment along with the hybrid and automotive markets. In addition, we recognized favorable pricing due to customer mix.  Ball bonder favorable pricing was due to product mix from the introduction of IConn ProCu and our large bondable area products during the first quarter of fiscal 2011. Increased costs for wedge bonders were the result of transitioning our factory to Asia, and we do not expect these transition costs to continue during fiscal 2012. During fiscal 2011, we manufactured wedge bonders in both our U.S. and Asia facilities to support increased demand. In addition during fiscal 2011, we recorded inventory reserves due to our factory transition to Asia related to our wedge bonder inventory in the U.S.

Expendable Tools

Expendable Tools income from operations was higher during fiscal 2011 as compared to fiscal 2010 primarily due lower operating expenses partially offset by lower gross profit. The lower gross profit was attributable to higher labor costs, increased revenue tax rates, an unfavorable exchange rate impact from our operations in China, and lower volumes for our non-wedge bonder tools.

Interest Income and Interest Expense

The following table reflects interest income and interest expense for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010	$ Change	% Change
Interest income	$648	$403	$245	60.8%
Interest expense	(965)	(1,348)	383	28.4%
Interest expense: non-cash	(7,315)	(6,985)	(330)	-4.7%

Interest income for fiscal 2011 was higher as compared to the prior year period due to higher invested cash balances.

The decrease in interest expense for fiscal 2011 as compared to the prior year period was attributable to the retirement of our 1.0% Convertible Subordinated Notes in June 2010.

Provision (Benefit) for Income Taxes for fiscal 2011 and 2010

The following table reflects the provision (benefit) for income taxes and the effective tax rate for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010
Income from operations before income tax	$162,428	$140,105
Provision (benefit) for income taxes	34,818	(2,037)

Income from operations	$127,610	$142,142

Effective tax rate	21.4%	-1.5%

For fiscal 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the impact of tax holidays, decreases in the valuation allowance offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes. During the second quarter of fiscal 2011, negotiations with a foreign tax jurisdiction were finalized which resulted in a decreased effective tax rate of 5% in that jurisdiction until February 1, 2020.  In addition, during the fourth quarter of fiscal 2011, a $7.5 million accrual related to a certain unrecognized tax position taken in past years was recorded based upon new information received from the tax authorities.

For fiscal 2010, the effective income tax rate differed from the federal statutory rate primarily due to decreases in the valuation allowance, federal alternative minimum taxes, state income taxes, tax from foreign operations, the impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes.

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

Results of Operations for fiscal 2010 and 2009

The following table reflects our income (loss) from operations for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009	$ Change	% Change
Net revenue	$762,784	$225,240	$537,544	238.7%
Cost of sales	427,111	136,397	290,714	213.1%
Gross profit	335,673	88,843	246,830	277.8%

Selling, general and administrative	130,978	106,175	24,803	23.4%
Research and development	56,660	53,483	3,177	5.9%
Impairment of goodwill	-	2,709	(2,709)	-100.0%
Operating expenses	187,638	162,367	25,271	15.6%

Income (loss) from operations	$148,035	$(73,524)	$221,559	301.3%

Bookings and Backlog

The following tables reflect our bookings and backlog for fiscal 2010 and 2009:

	Fiscal
(in thousands)	2010	2009
Bookings	$973,050	$208,235

	As of
(in thousands)	October 2, 2010	October 3, 2009
Backlog	$252,000	$42,200

Net Revenue

Approximately 98.6% and 97.0% of our net revenue for fiscal 2010 and 2009, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.

The following table reflects net revenue by business segment for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009	$ Change	% Change
Equipment	$691,988	$170,536	$521,452	305.8%
Expendable Tools	70,796	54,704	16,092	29.4%
Net revenue	$762,784	$225,240	$537,544	238.7%

Equipment

The following table reflects the components of Equipment net revenue change between fiscal 2010 and 2009:

	Fiscal 2010 vs. 2009
(in thousands)	Price	Volume	$ Change
Equipment	$669	$520,783	$521,452

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

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between fiscal 2010 and 2009:

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

Gross Profit

The following table reflects gross profit by business segment for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009	$ Change	% Change
Equipment	$292,946	$59,433	$233,513	392.9%
Expendable Tools	42,727	29,410	13,317	45.3%
Gross profit	$335,673	$88,843	$246,830	277.8%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2010 and 2009:

	Fiscal		Basis Point
	2010	2009	Change
Equipment	42.3%	34.9%	740
Expendable Tools	60.4%	53.8%	660
Gross profit as a % of net revenue	44.0%	39.4%	460

Equipment

The following table reflects the components of Equipment gross profit change between fiscal 2010 and 2009:

	Fiscal 2010 vs. 2009
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$669	$(220)	$233,064	$233,513

For fiscal 2010, gross profit increased significantly due to volume increases for ball bonders and wedge bonders. The higher semiconductor unit demand during the current year increased capacity utilization rates of our customers, which in turn increased demand for capital equipment.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between fiscal 2010 and 2009:

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

Operating Expenses

The following table reflects operating expenses as a percentage of net revenue for fiscal 2010 and 2009:

	Fiscal		Basis Point
	2010	2009	Change
Selling, general and administrative	17.2%	47.1%	(2,990)
Research and development	7.4%	23.7%	(1,630)
Impairment of goodwill	0.0%	1.2%	(120)
Operating expenses	24.6%	72.0%	(4,740)

Selling, General and Administrative

An increase in SG&A expenses of $24.8 million during fiscal 2010 as compared to fiscal 2009 was primarily due to:

•	$14.7 million higher incentive compensation expense driven by current fiscal year net income as compared to a net loss during fiscal 2009;
•	$5.4 million increase in sales commissions due to higher net revenue for the current fiscal year;

•	$5.2 million higher equity-based compensation expense due to the following:
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

Income (Loss) from Operations

The following table reflects income (loss) from operations by business segment for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009	$ Change	% Change
Equipment	$137,321	$(78,741)	$216,062	274.4%
Expendable Tools	10,714	5,217	5,497	105.4%
Income (loss) from operations	$148,035	$(73,524)	$221,559	301.3%

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

Interest Income and Interest Expense

The following table reflects interest income and interest expense for fiscal 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2010	2009	$ Change	% Change
Interest income	$403	$1,106	$(703)	-63.6%
Interest expense	(1,348)	(1,594)	246	15.4%
Interest expense: non-cash	(6,985)	(6,594)	(391)	-5.9%

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

Benefit for Income Taxes for fiscal 2010 and 2009

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

The following table reflects operating results of the Wire business discontinued operations for fiscal 2009:

Fiscal
(in thousands)	2009

Net revenue	$-

Income (loss) before tax	$(319)
Gain on sale of Wire business before tax	23,026
Income from discontinued operations before tax	22,707
Income tax expense	(696)
Income from discontinued operations, net of tax	$22,011

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and investments as of October 1, 2011 and October 2, 2010:

	As of
(dollar amounts in thousands)	October 1, 2011	October 2, 2010	$ Change
Cash and cash equivalents	$378,188	$178,112	$200,076
Restricted cash (1)	-	237	(237)
Short-term investments	6,364	2,985	3,379
Total cash and investments	$384,552	$181,334	$203,218
Percentage of total assets	52.8%	31.3%

(1)  Related to customs requirements in Malaysia.

The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2011 and 2010:

	Fiscal
(in thousands)	2011	2010

Net cash provided by operating activities	$202,257	$87,638
Net cash used in discontinued operations	(1,861)	(1,839)
Net cash provided by operations	200,396	85,799

Net cash used in investing activities, continuing operations	(11,106)	(4,591)
Net cash used in investing activities, discontinued operations	-	(1,838)
Net cash used in investing activities	(11,106)	(6,429)

Net cash provided by (used in) financing activities	9,296	(46,121)

Effect of exchange rate on cash and cash equivalents	1,490	303

Changes in cash and cash equivalents	200,076	33,552
Cash and cash equivalents, beginning of period	178,112	144,560
Cash and cash equivalents, end of period	378,188	178,112
Restricted cash and short-term investments	6,364	3,222
Total cash and investments	$384,552	$181,334

Fiscal 2011

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $127.6 million plus non-cash adjustments of $63.3 million. In addition to cash provided by net income and non-cash items, working capital changes provided $11.4 million driven by net decreases in accounts receivable partially offset by net decreases in accounts payable and accrued expenses and other current liabilities.

Net cash used in investing activities related to capital expenditures for R&D projects and the expansion of our manufacturing operations and infrastructure in Asia and purchases of short-term investments.

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

Fiscal 2012 Liquidity and Capital Resource Outlook

We expect our fiscal 2012 capital expenditures to be $10.0 to $11.0 million. Expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.

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

Convertible Subordinated Notes

The following table reflects debt, consisting of Convertible Subordinated Notes, as of October 1, 2011 and October 2, 2010:

		Conversion		As of
Rate	Payment dates of each year	price	Maturity date	October 1, 2011	October 2, 2010
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$110,000	$110,000
Debt discount on 0.875% Convertible Subordinated Notes due June 2012				(4,776)	(11,525)
				$105,224	$98,475

The following table reflects additional information regarding our Convertible Subordinated Notes as of October 1, 2011:
Description	Maturity date	Par value	Fair value as of October 1, 2011 (1)
		(in thousands)
0.875 % Convertible Subordinated Notes (2)	June 1, 2012	$110,000	$109,450
		$110,000	$109,450

(1)	In accordance with ASC 820, Fair Value Measurement, we rely upon quoted market prices.

(2)	We determined our corporate rating was not necessary; therefore, our 0.875% Convertible Subordinated Notes are not rated.

The following table reflects amortization expense related to issuance costs from our Subordinated Convertible Notes for fiscal 2011, 2010, and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Amortization expense related to issue costs	$566	$718	$791

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of October 1, 2011 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the following table for additional information.

The following table reflects obligations and contingent payments under various arrangements as of October 1, 2011:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Due date not determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$110,000	$110,000

Current and long-term liabilities:
Earnout agreement payable (2)	14,848	14,848
Pension plan obligations	7,422					$7,422
Severance	3,320	3,083	$237
Facility accrual related to discontinued operations (Test)	1,564	1,564
Obligations related to Chief Executive Officer transition (3)	897	619	278
Operating lease retirement obligations	2,487	771	548	$393	$775
Long-term income taxes payable	1,864				1,864

Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$142,402	$130,885	$1,063	$393	$2,639	$7,422

Contractual Obligations:
Inventory purchase obligations (4)	$77,823	$77,823
Operating lease obligations (5)	31,958	10,110	$10,484	$5,211	$6,153
Cash paid for interest	963	963

Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$110,744	$88,896	$10,484	$5,211	$6,153	$-

(1) Does not reflect debt discount of $4.8 million related to our 0.875% Convertible Subordinated Notes.
(2) On October 3, 2008, we completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement (the “Earnout”). As of October 1, 2011, we accrued $14.8 million as an adjustment to goodwill which was paid subsequent to year end during October 2011. No further payments related to the Orthodyne acquisition are owed.
(3) In connection with the September 2010 retirement of our former Chief Executive Officer (“CEO”), we entered into a three year consulting arrangement with him. Additionally in connection with his retirement, deferred cash payments equal to the difference, if any, between (i) the fair market value of our shares of common stock to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of our shares of common stock actually received by him pursuant to such awards. In July 2011, $1.7 million was paid as a deferred cash payment. An additional deferred cash payment, if any, will be paid in February 2012.
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

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund Pte’s working capital requirements. Pte did not have any borrowings under the Facilities Agreement as of October 1, 2011 or during fiscal 2011.

The Facilities Agreement and related Debenture dated April 4, 2011 replaced the facilities agreement and related debenture by and between Kulicke and Soffa Global Holding Corporation, our wholly-owned subsidiary, and DBS Bank Ltd. (Labuan Branch), entered into on September 29, 2010, which were terminated as of April 4, 2011. There were no borrowings under this facilities agreement during fiscal 2011.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements such as derivatives, indirect guarantees of indebtedness, contingent interests, or obligations associated with variable interest entities.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of October 1, 2011, we held $6.4 million of available-for-sale investments which subject us to interest rate risk. Our available-for-sale securities consist of fixed income investments (such as corporate bonds, commercial paper, time deposits and U.S. Treasury and Agency securities, or mutual funds that invest in these instruments). We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations.

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

Based on our overall currency rate exposure as of October 1, 2011, a near term 10.0% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could impact on our financial position, results of operations or cash flows by $4.0 to $5.0 million. Our board of directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of October 1, 2011.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc., and its subsidiaries (the "Company") at October 1, 2011 and October 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 8, 2011

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	October 1, 2011	October 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$378,188	$178,112
Restricted cash	-	237
Short-term investments	6,364	2,985
Accounts and notes receivable, net of allowance for doubtful accounts of $2,194 and $980, respectively	138,649	196,035
Inventories, net	73,092	73,893
Prepaid expenses and other current assets	21,897	15,985
Deferred income taxes	1,651	5,443
Total current assets	619,841	472,690

Property, plant and equipment, net	26,501	30,059
Goodwill	41,546	26,698
Intangible assets	29,565	39,111
Other assets	10,938	11,611
TOTAL ASSETS	$728,391	$580,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$105,224	$-
Accounts payable	36,321	82,353
Accrued expenses and other current liabilities	43,528	41,498
Earnout agreement payable (Note 4)	14,848	-
Income taxes payable	14,261	1,279
Total current liabilities	214,182	125,130

Long-term debt	-	98,475
Deferred income taxes	32,065	20,355
Other liabilities	12,267	13,729
TOTAL LIABILITIES	258,514	257,689

Commitments and contingent liabilities (Note 11)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 77,733 and 75,429, respectively;
outstanding 72,779 and 70,475 shares, respectively	441,749	423,715
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income (deficit)	71,940	(55,670)
Accumulated other comprehensive income	2,544	791
TOTAL SHAREHOLDERS' EQUITY	469,877	322,480

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$728,391	$580,169

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal
	2011	2010	2009
Net revenue	$830,401	$762,784	$225,240
Cost of sales	442,492	427,111	136,397
Gross profit	387,909	335,673	88,843

Selling, general and administrative	152,714	130,978	106,175
Research and development	65,135	56,660	53,483
Impairment of goodwill	-	-	2,709
Operating expenses	217,849	187,638	162,367

Income (loss) from operations	170,060	148,035	(73,524)

Interest income	648	403	1,106
Interest expense	(8,280)	(8,333)	(8,188)
Gain on extinguishment of debt	-	-	3,965
Income (loss) from continuing operations before income tax	162,428	140,105	(76,641)
Provision (benefit) for income taxes from continuing operations	34,818	(2,037)	(13,029)
Income (loss) from continuing operations	127,610	142,142	(63,612)
Income from discontinued operations, net of tax	-	-	22,011
Net income (loss)	$127,610	$142,142	$(41,601)

Income (loss) per share from continuing operations:
Basic	$1.77	$2.01	$(1.02)
Diluted	$1.73	$1.92	$(1.02)

Income per share from discontinued operations:
Basic	$-	$-	$0.35
Diluted	$-	$-	$0.35

Net income (loss) per share:
Basic	$1.77	$2.01	$(0.67)
Diluted	$1.73	$1.92	$(0.67)

Weighted average shares outstanding:
Basic	71,820	70,012	62,188
Diluted	73,341	73,548	62,188

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Fiscal
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$127,610	$142,142	$(41,601)
Less: Income from discontinued operations	-	-	22,011
Income (loss) from continuing operations	127,610	142,142	(63,612)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	17,761	17,531	21,225
Amortization of debt discount and debt issuance costs	7,315	6,976	6,593
Equity-based compensation and employee benefits	7,496	8,949	2,198
Provision for doubtful accounts	1,219	32	291
Provision for inventory valuation	6,701	1,519	8,154
Deferred taxes	19,773	(4,735)	(6,806)
Impairment of building and building improvements	3,002	-	-
Impairment of goodwill	-	-	2,709
Gain on extinguishment of debt	-	-	(3,965)
Switzerland pension plan curtailment	-	-	(1,446)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	55,313	(101,098)	(16,566)
Inventory	(6,122)	(34,065)	2,333
Prepaid expenses and other current assets	(5,621)	(4,654)	7,979
Accounts payable, accrued expenses and other current liabilities	(43,449)	54,080	13,996
Income taxes payable	13,063	(322)	(25,633)
Other, net	(1,804)	1,283	1,144
Net cash provided by (used in) continuing operations	202,257	87,638	(51,406)
Net cash used in discontinued operations	(1,861)	(1,839)	(2,116)
Net cash provided by (used in) operating activities	200,396	85,799	(53,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,688)	(6,271)	(5,263)
Proceeds from sale of property, plant, and equipment	-	4,621	-
Purchase of investments classified as available-for-sale	(3,655)	(2,985)	(2,406)
Proceeds from sales of investments classified as available-for-sale	-	-	8,536
Changes in restricted cash, net	237	44	34,719
Purchase of Orthodyne	-	-	(87,039)
Net cash used in continuing operations	(11,106)	(4,591)	(51,453)
Net cash provided by (used in) discontinued operations	-	(1,838)	149,857
Net cash provided by (used in) investing activities	(11,106)	(6,429)	98,404

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	9,296	2,872	223
Payments on borrowings	-	(48,964)	(84,358)
Net proceeds from sale of common stock	-	(29)	38,696
Net cash provided by (used in) financing activities	9,296	(46,121)	(45,439)
Effect of exchange rate changes on cash and cash equivalents	1,490	303	185
Changes in cash and cash equivalents	200,076	33,552	(372)
Cash and cash equivalents at beginning of period	178,112	144,560	144,932
Cash and cash equivalents at end of period	$378,188	$178,112	$144,560
CASH PAID DURING THE PERIOD FOR:
Interest	$963	$1,452	$1,708
Income taxes	$11,466	$3,119	$11,032

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Accumulated
				Accumulated	Other
			Treasury	Income	Comprehensive	Shareholders'
	Shares	Amount	Stock	(Deficit)	Income (Loss)	Equity
Balances as of September 27, 2008	53,648	$325,516	$(46,118)	$(156,211)	$2,209	$125,396
Employer contribution to the Company's 401(k) plan	357	811				811
Issuance of stock for services rendered	181	540				540
Exercise of stock options	156	461				461
Purchase of treasury stock	(44)		(238)			(238)
Equity-based compensation expense		847				847
Shares issued for purchase of Orthodyne	7,117	46,221				46,221
Sale of common stock	8,000	38,696				38,696
Impact of Debt, Debt With Conversion Options adoption (Note 5)				(5,587)		(5,587)
Components of comprehensive loss:
Net loss, continuing and discontinued operations				(36,014)		(36,014)
Translation adjustment					(151)	(151)
Unrealized gain on investments, net					16	16
Switzerland pension plan curtailment					193	193
Unamortized pension costs					(388)	(388)
Total comprehensive loss						(36,344)
Balances as of October 3, 2009	69,415	$413,092	$(46,356)	$(197,812)	$1,879	$170,803
Employer contribution to the Company's 401(k) plan	212	1,384				1,384
Issuance of stock for services rendered	114	720				720
Exercise of stock options	502	2,872				2,872
Issuance of shares for time-based restricted stock	232	-				-
Equity-based compensation expense		5,676				5,676
Costs related to prior year sale of common stock		(29)				(29)
Components of comprehensive income:						-
Net income				142,142		142,142
Translation adjustment					1,021	1,021
Unamortized pension costs					(2,109)	(2,109)
Total comprehensive income						141,054
Balances as of October 2, 2010	70,475	$423,715	$(46,356)	$(55,670)	$791	$322,480
Employer contribution to the Company's 401(k) plan	42	279				279
Issuance of stock for services rendered	90	720				720
Exercise of stock options	1,245	9,296				9,296
Issuance of shares for time-based restricted stock	927	-
Net operating losses attributable to exercises of stock options		2,099				2,099
Equity-based compensation expense		5,640				5,640
Components of comprehensive income:						-
Net income				127,610		127,610
Translation adjustment					1,022	1,022
Unamortized pension costs					731	731
Total comprehensive income						129,363
Balances as of October 1, 2011	72,779	$441,749	$(46,356)	$71,940	$2,544	$469,877

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

As of October 4, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”), which requires issuers of convertible debt instruments that may be settled in cash upon conversion to initially record the liability and equity components of the convertible debt separately. The Company adopted the provisions of ASC 470.20 on a retrospective basis for all prior periods presented (see Note 5).

On October 3, 2008, the Company completed the acquisition of substantially all of the assets and assumption of certain liabilities of Orthodyne Electronics Corporation (“Orthodyne”). In connection with the Orthodyne acquisition, the Company issued 7.1 million common shares with an estimated value on that date of $46.2 million and paid $87.0 million in cash including capitalized acquisition costs. As of October 1, 2011, an additional $14.8 million, based upon an Earnout Agreement between the Company and Orthodyne (the “Earnout”), was accrued as an adjustment to goodwill and was paid subsequent to year end during October 2011 (see Note 4).

On September 29, 2008, the Company completed the sale of its Wire business for net proceeds of $149.9 million to W.C. Heraeus GmbH (“Heraeus”). The financial results of the Wire business have been included in discontinued operations in the consolidated financial statements for all periods presented.

Fiscal Year

Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The fiscal year end for 2011, 2010, and 2009 ended on October 1, 2011, October 2, 2010, and October 3, 2009, respectively.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an on-going basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, restructuring, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of October 1, 2011 and October 2, 2010 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, inventory purchase commitments in excess of demand are generally recorded as accrued expense. Demand is generally defined as eighteen months future consumption for equipment, twenty-four months consumption for all spare parts, and twelve months consumption for expendable tools. Forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. The cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets are capitalized while repair and maintenance costs are expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives as follows: buildings 25 years; machinery and equipment 3 to 10 years; and leasehold improvements are based on the shorter of the life of lease or life of asset. Purchased computer software costs related to business and financial systems are amortized over a five year period on a straight-line basis.

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

In accordance with ASC No. 260.10.55, Earnings per Share - Implementation & Guidance (“ASC 260.10.55”), the Company treats all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied. The Company adopted ASC 260.10.55 on October 4, 2009 and has retrospectively adjusted prior period earnings per share (see Note 7).

Recent Accounting Pronouncements

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies the goodwill impairment guidance, providing entities with a qualitative assessment option when performing their annual impairment test.  An entity will have the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company will adopt ASU 2011-08 in fiscal 2012. The adoption is not expected to materially impact the Company’s consolidated results of operations and financial condition.

Amendment to Comprehensive Income

In June 2011, the FASB amended guidance related to the presentation requirements of comprehensive income within an entity’s financial statements. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amended guidance is effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively.

NOTE 2: RESTRUCTURING

During fiscal 2010, the Company committed to a plan to reduce its Irvine, California workforce by approximately 60 employees over a period of approximately 26 months. As part of this workforce reduction plan, substantially all of the Company's California-based wedge bonder manufacturing, as well as certain administrative functions, have been transferred to the Company's manufacturing facilities in Kuala Lumpur, Malaysia and Singapore. The Company anticipates cash payments for the California-based wedge bonder transfer to Asia to be substantially complete by the end of fiscal 2012. In addition, the Company has consolidated certain of its other U.S.-based operations to Asia.

The following table reflects severance activity during fiscal 2011 and fiscal 2010:

	Fiscal
(in thousands)	2011	2010
Accrual for estimated severance and benefits, beginning of period	$2,395	$2,413
Provision for severance and benefits: Equipment segment (1)	1,942	1,400
Provision for severance and benefits: Expendable Tools segment (1)	508	921
Payment of severance and benefits	(3,011)	(2,339)
Accrual for estimated severance and benefits, end of period (2)	$1,834	$2,395

(1) Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2)  Included within accrued expenses and other current liabilities, both periods, and other liabilities for fiscal 2010, on the Consolidated Balance Sheets. For fiscal 2011 and 2010, in addition to these restructuring amounts, the Company had other severance obligations included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of October 1, 2011 and October 2, 2010:

	As of
(in thousands)	October 1, 2011	October 2, 2010
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$6,364	$2,985
	$6,364	$2,985

Inventories, net:
Raw materials and supplies	$45,883	$41,693
Work in process	26,237	26,682
Finished goods	16,071	15,658
	88,191	84,033
Inventory reserves (2)	(15,099)	(10,140)
	$73,092	$73,893

Property, plant and equipment, net:
Land	$2,086	$2,086
Buildings and building improvements (3)	5,026	8,651
Leasehold improvements	15,389	12,916
Data processing equipment and software	22,804	22,280
Machinery, equipment, furniture and fixtures	38,327	37,007
	83,632	82,940
Accumulated depreciation	(57,131)	(52,881)
	$26,501	$30,059

Accrued expenses and other current liabilities:
Wages and benefits	$17,313	$15,836
Accrued customer obligations (4)	11,388	8,918
Commissions and professional fees (5)	3,293	6,639
Severance (6)	3,083	2,947
Short-term facility accrual related to discontinued operations (Test)	1,564	1,734
Other	6,887	5,424
	$43,528	$41,498

(1) All short-term investments were classified as available for sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of October 1, 2011 and October 2, 2010, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during fiscal 2011 or 2010.
(2) Change primarily due to inventory reserves recorded which related to the Company’s die bonder inventory and its wedge bonder inventory in the U.S. and wedge bonder factory transition to Asia.
(3) In accordance with ASC 360, due to negative real estate trends and the Company’s transition of die bonder manufacturing from Berg, Switzerland to Asia, the Company recorded a $3.0 million write down in value for its building in Berg in fiscal 2011.
(4) Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

(5) Balances as of October 1, 2011 and October 2, 2010 include $0.3 million and $0.9 million, respectively, of liability classified stock compensation expenses in connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”). In addition, balances for both periods include $0.3 million related to his three year consulting arrangement. An additional $0.2 million of liability classified stock compensation expenses was recorded in other liabilities related to the long term portion of his agreement (see Note 6) as of October 2, 2010. In addition, $0.3 million and $0.6 million were recorded within other liabilities related to the long term portion of his consulting agreement as of October 1, 2011 and October 2, 2010, respectively.
(6) Total severance payable within the next twelve months includes restructuring plan discussed in Note 2 and approximately $1.5 million of other severance not part of the Company’s plan for transition and consolidation of operations to Asia.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2011 and concluded that no impairment charge was required. The Company also tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value.

On October 3, 2008, the Company completed the acquisition of Orthodyne and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to the Earnout. As of October 1, 2011, the Company accrued $14.8 million as an adjustment to goodwill which was paid subsequent to year end during October 2011.

The following table reflects Goodwill as of October 1, 2011 and October 2, 2010:

	As of
(in thousands)	October 1, 2011	October 2, 2010
Beginning of period, Goodwill	$26,698	$26,698
Increase to Goodwill for Earnout	14,848	-

End of period, Goodwill	$41,546	$26,698

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of October 1, 2011 and October 2, 2010:

	As of		Average estimated
(dollar amounts in thousands)	October 1, 2011	October 2, 2010	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(14,230)	(9,486)
Net wedge bonder developed technology	18,970	23,714

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(11,580)	(7,720)
Net wedge bonder customer relationships	7,720	11,580

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(1,725)	(1,150)
Net wedge bonder trade name	2,875	3,450

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,133)
Net wedge bonder other intangible assets	-	367

Net intangible assets	$29,565	$39,111

The following table reflects estimated annual amortization expense related to intangible assets as of October 1, 2011:

(in thousands)
Fiscal 2012	$9,178
Fiscal 2013	9,178
Fiscal 2014	5,318
Fiscal 2015	5,318
Fiscal 2016	573

Total amortization expense	$29,565

NOTE 5: DEBT AND OTHER OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of October 1, 2011 and October 2, 2010:

				As of
Rate	Payment date of each year	Conversion price	Maturity date	October 1, 2011	October 2, 2010
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$110,000	$110,000
Debt discount on 0.875% Convertible Subordinated Notes due June 2012				(4,776)	(11,525)
				$105,224	$98,475

The following table reflects the estimated fair value of the Company’s Convertible Subordinated Notes as of October 1, 2011 and October 2, 2010:

	Fair value as of (1)
Description	October 1, 2011	October 2, 2010
	(in thousands)
0.875% Convertible Subordinated Notes	$109,450	$102,025

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors in establishing fair value.

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for fiscal 2011, 2010, and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Amortization expense related to issue costs	$566	$718	$791

0.875% Convertible Subordinated Notes

Holders of the 0.875% Convertible Subordinated Notes may convert their notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $14.355 per share) only under specific circumstances. The initial conversion rate will be adjusted for certain events. The Company presently intends to repay the 0.875% Convertible Subordinated Notes with cash up to the principal amount of the 0.875% Convertible Subordinated Notes and, with respect to any excess conversion value, with shares of its common stock. The Company has the option to elect to satisfy the conversion obligations in cash, common stock or a combination thereof.

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

The Company adopted ASC 470.20, Debt, Debt with Conversion Options, which requires that issuers of convertible debt that may be settled in cash upon conversion record the liability and equity components of the convertible debt separately. The liability component of the Company’s 0.875% Convertible Subordinated Notes is classified as debt and the equity component of the 0.875% Convertible Subordinated Notes is classified as common stock on the Company’s Consolidated Balance Sheets.

The Company had no purchases of its Convertible Subordinated Notes during fiscal 2011 and 2010. The following table reflects the Company’s repurchase of its Subordinated Convertible Notes for fiscal 2009:

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

The STL Facility is an uncommitted facility, and therefore, cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund Pte’s working capital requirements. Pte did not have any borrowings under the Facilities Agreement as of October 1, 2011 or during fiscal 2011.

The Facilities Agreement and related Debenture dated April 4, 2011 replaced the facilities agreement and related debenture by and between Kulicke and Soffa Global Holding Corporation, a wholly-owned subsidiary of the Company, and DBS Bank Ltd. (Labuan Branch), entered into on September 29, 2010, which were terminated as of April 4, 2011. There were no borrowings under this facilities agreement during fiscal 2011.

NOTE 6: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS

Common Stock and 401(k) Retirement Income Plan

The Company has a 401(k) retirement income plan (the “Plan”) for its employees. Historically, the Company’s matching contributions to the Plan were made in the form of issued and contributed shares of Company common stock; however, beginning January 2, 2011, matching contributions to the Plan are made in cash instead of stock. The Plan allows for employee contributions and matching Company contributions up to 4% or 6% of the employee’s contributed amount, based upon years of service.

The following table reflects the Company’s matching contributions to the Plan which were made in the form of issued and contributed shares of common stock or cash, as applicable, during fiscal 2011 and 2010:

	Fiscal
(in thousands)	2011	2010
Number of common shares	42	212
Fair value based upon market price at date of distribution	$279	$1,384
Cash	$1,462	n/a

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of October 1, 2011 and October 2, 2010:

	As of
(in thousands)	October 1, 2011	October 2, 2010
Gain from foreign currency translation adjustments	$2,789	$1,767
Unrecognized actuarial gain (loss), Switzerland pension plan, net of tax	143	(588)
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$2,544	$791

The following table reflects the components of comprehensive income for fiscal 2011 and 2010:

	Fiscal
(in thousands)	2011	2010
Net income	$127,610	$142,142
Gain from foreign currency translation adjustments	1,022	1,021
Unrecognized actuarial gain (loss), Switzerland pension plan, net of tax	731	(2,109)
Other comprehensive income (loss)	$1,753	$(1,088)
Comprehensive income	$129,363	$141,054

Equity-Based Compensation

As of October 1, 2011, the Company had seven equity-based employee compensation plans (the “Employee Plan”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. As of October 1, 2011, the Company’s one active plan, the 2009 Equity Plan, had 6.4 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2011, 2010 and 2009 was based upon awards ultimately expected to vest. In accordance with ASC 718, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following tables reflect equity-based compensation expense (reversal of expense), which includes restricted stock, stock options and common stock, by expense category and by type of award for fiscal 2011, 2010 and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Cost of sales	$213	$207	$64
Selling, general and administrative (1)	5,671	5,846	649
Research and development	1,328	1,512	674
Total equity-based compensation expense	$7,212	$7,565	$1,387

	Fiscal
(in thousands)	2011	2010	2009
Market-based restricted stock (1)	$1,961	$1,996	$-
Time-based restricted stock	4,003	2,161	672
Performance-based restricted stock (1) (2)	442	2,029	(1,546)
Stock options	86	659	1,721
Common stock	720	720	540
Total equity-based compensation expense	$7,212	$7,565	$1,387

(1)   Fiscal 2011 SG&A expense included $0.9 million ($0.8 million market-based and $0.1 million performance-based) of liability classified equity compensation expense related to the retired CEO. Fiscal 2010 SG&A expense included $1.2 million ($0.9 million market-based and $0.3 million performance-based) of liability classified equity compensation expense related to the retired CEO. In connection with his retirement, deferred cash payments equal to the difference, if any, between (i) the fair market value of the shares of common stock of the Company to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of the shares of common stock of the Company actually received by him pursuant to such awards. In July 2011, $1.7 million was paid as a deferred cash payment. An additional deferred cash payment, if any, will be paid in February 2012. An accrual for estimated deferred cash payments measured at fair value as of October 1, 2011 and October 2, 2010 were included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.
(2)  As the global economy improved from prior year levels during fiscal 2010, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2008 and 2007 would improve. Accordingly, estimated attainment percentages increased and total compensation expense for the performance-based restricted stock also increased during fiscal 2010. During fiscal 2009, in connection with the global economic decline, the Company determined performance objectives for the performance-based restricted stock issued in fiscal 2008 and 2007 would not be attained at the previous estimated levels.

Equity-Based Compensation: employee market-based restricted stock

The following table reflects employee market-based restricted stock activity for fiscal 2011 and 2010:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Market-based restricted stock outstanding as of October 3, 2009	-
Granted	398			$6.78
Forfeited or expired	(84)
Market-based restricted stock outstanding as of October 2, 2010	314	$667	1.3
Granted	442			$11.32
Forfeited or expired	(165)
Vested	(104)
Market-based restricted stock outstanding as of October 1, 2011	487	$3,674	1.9

Equity-Based Compensation: employee time-based restricted stock

The following table reflects employee time-based restricted stock activity for fiscal 2011, 2010 and 2009:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based restricted stock outstanding as of September 27, 2008	-
Granted	825			$3.53
Forfeited or expired	(126)
Time-based restricted stock outstanding as of October 3, 2009	699	$1,356	2.0
Granted	1,288			$5.46
Forfeited or expired	(48)
Vested	(232)
Time-based restricted stock outstanding as of October 2, 2010	1,707	$5,683	1.4
Granted	714			$6.56
Forfeited or expired	(259)
Vested	(563)
Time-based restricted stock outstanding as of October 1, 2011	1,599	$6,096	1.7

Equity-Based Compensation: employee performance-based restricted stock

No performance-based restricted stock was issued during fiscal 2011 or 2010.

The following table reflects the assumptions used to calculate compensation expense related to the Company’s performance-based restricted stock issued during fiscal 2009:

Assumptions as of October 2, 2010:
Expected forfeiture rate	8.8%
Estimated attainment of performance goals	85.0%

Assumptions as of October 3, 2009:
Expected forfeiture rate	4.4%
Estimated attainment of performance goals	30.0%

The following table reflects employee performance-based restricted stock activity for fiscal 2011, 2010, and 2009:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)

Performance-based restricted stock outstanding as of September 27, 2008	947	$2,186	1.8
Granted	402
Forfeited	(336)
Performance-based restricted stock outstanding as of October 3, 2009	1,013	242	1.8
Forfeited or expired	(387)
Performance-based restricted stock outstanding as of October 2, 2010	626	228	0.2
Forfeited or expired	(275)
Vested	(182)
Performance-based restricted stock outstanding as of October 1, 2011 *	169	$-	-

* Shares vested October 8, 2011.

Equity-Based Compensation: employee stock options

No employee stock options were granted during fiscal 2011. The following table reflects the weighted-average assumptions for the Black-Scholes option pricing model used to estimate the fair value of stock options granted for fiscal 2010 and 2009:

	Fiscal
	2010	2009
Expected dividend yield	N/A	N/A
Expected stock price volatility	61.64%	51.18%
Risk-free interest rate	2.22%	2.70%
Expected life (in years)	5	5
Weighted-average fair value at grant date	$3.18	$1.61

Expected volatility for 2010 and 2009 was based on historical volatility. The risk-free interest rate was calculated using the U.S. Treasury yield curves in effect at the time of grant, commensurate with the expected life of the options.

The following table reflects employee stock option activity for fiscal 2011, 2010, and 2009:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 27, 2008	6,441	$9.71
Granted	160	3.41
Exercised	(156)	2.95		$9
Forfeited or expired	(1,904)	10.09
Options outstanding as of October 3, 2009	4,541	9.56
Granted	47	6.20
Exercised	(492)	5.72		1,261
Forfeited or expired	(786)	10.90
Options outstanding as of October 2, 2010	3,310	9.80
Granted	-	-
Exercised	(1,216)	7.50		3,498
Forfeited or expired	(585)	13.79
Options outstanding as of October 1, 2011	1,509	$10.11	3.3	$336
Options vested and expected to vest as of October 1, 2011	1,491	$10.16	3.2	$302
Options exercisable as of October 1, 2011	1,465	$10.24	3.1
In the money exercisable options as of October 1, 2011	345			$251

On average, 16% of stock options granted by the Company become vested each year, and on average, 18% of stock options granted by the Company are forfeited each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company’s stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2011, the Company received $9.3 million in cash from the exercise of employee and non-employee director stock options.

As of October 1, 2011, total unrecognized compensation cost related to unvested employee stock options was $0.1 million, which will be amortized over the weighted average remaining service period of approximately 1 year.

The following table reflects outstanding and exercisable employee stock options as of October 1, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price
$2.95 or less	30	1.8	$2.75	26	$2.95
$3.06 - $7.08	54	7.7	5.61	21	5.64
$7.14 - $7.31	297	3.1	7.14	297	7.14
$7.89 - $8.74	476	5.6	8.62	469	8.62
$9.64 - $10.07	36	0.3	10.05	36	10.05
$12.05 - $16.12	616	1.4	13.45	616	13.45
	1,509	3.1	$10.11	1,465	$10.24

Equity-Based Compensation: non-employee directors

The 2009 Equity Plan provides for the grant of common shares to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board, and each quarterly grant, is that number of common shares closest in value to, without exceeding, $30,000. For the second, third and fourth quarters of fiscal 2009, in light of the Company’s historically low stock price, the non-employee directors reduced their quarterly stock grant to be that number of common shares closest in value to, without exceeding $20,000. This was restored to the $30,000 level for fiscal 2011 and 2010.

The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2011, 2010 and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Number of commons shares issued	89	114	181
Fair value based upon market price at time of issue	$720	$720	$540

The following table reflects non-employee director stock option activity for fiscal 2011, 2010, and 2009:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 27, 2008	478	$14.89
Forfeited or expired	(60)	12.69
Options outstanding as of October 3, 2009	418	15.21
Exercised	(10)	5.53		$21
Forfeited or expired	(60)	39.75
Options outstanding as of October 2, 2010	348	11.25
Exercised	(30)	6.16		170
Forfeited or expired	(60)	11.50
Options outstanding as of October 1, 2011	258	$11.78	2.1	$78
Options vested and expected to vest as of October 1, 2011	258	$11.78	2.1	$78
Options exercisable as of October 1, 2011	258	$11.78	2.1
In the money exercisable options as of October 1, 2011	258			78

No non-employee director stock options were granted during fiscal 2011, 2010, or 2009.

Pension Plans

The following table reflects the Company’s pension obligations and pension expense as of and for fiscal 2011, 2010 and 2009:

	As of
(in thousands)	October 1, 2011	October 2, 2010
Switzerland pension obligation	$3,871	$3,390
Taiwan pension obligation	1,299	1,269
Total pension obligation	$5,170	$4,659

	Fiscal
(in thousands)	2011	2010	2009
Switzerland pension expense	$1,226	$583	$581
Tawain pension expense	100	1,969	-
Total pension expense	$1,326	$2,552	$581

In accordance with regulations in Switzerland, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. During fiscal 2011, the Company announced the intention to reduce its Switzerland workforce by approximately 50 employees, which triggered a curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation – Retirement Benefits, Defined Benefit Plans. As a result, the Company expects to recognize a pretax curtailment and settlement gain of approximately $1.6 million during the first quarter of fiscal 2012. In addition, during fiscal 2009, the Company reduced its Switzerland workforce by approximately 70 employees, which triggered a curtailment of the Switzerland pension plan under ASC No. 715. As a result during fiscal 2009, the Company recognized a pretax curtailment and settlement gain of $1.4 million.

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the Notes were not convertible and the conversion option was not “in the money” as of October 1, 2011 and October 2, 2010. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following tables reflect reconciliations of the shares used in the basic and diluted net income (loss) per share computation for fiscal 2011, 2010, and 2009:

	Fiscal
(in thousands, except per share data)	2011		2010		2009
NUMERATOR:	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$127,610	$127,610	$142,142	$142,142	$(63,612)	$(63,612)
Less: income applicable to participating securities (1)	(716)	(716)	(1,516)	(1,516)	-	-
After-tax interest expense (1)	n/a	-	n/a	272	n/a	-

Net income (loss) applicable to common shareholders	$126,894	$126,894	$140,626	$140,898	$(63,612)	$(63,612)

DENOMINATOR:
Weighted average shares outstanding - Basic	71,820	71,820	70,012	70,012	62,188	62,188
Market-based restricted stock		442		195		n/a
Time-based restricted stock		846		247		-
Stock options		233		156		-
Performance-based restricted stock		-		110		-
1.000 % Convertible Subordinated Notes		n/a		2,828		-
Weighted average shares outstanding - Diluted (2)		73,341		73,548		62,188

EPS:
Net income (loss) per share - Basic	$1.77	$1.77	$2.01	$2.01	$(1.02)	$(1.02)

Effect of dilutive shares		$(0.04)		$(0.09)		$-

Net income (loss) per share - Diluted		$1.73		$1.92		$(1.02)

(1)  Due to the Company’s loss from continuing operations for fiscal 2009, the effect of participating securities was excluded from the computation of basic and diluted EPS, and the conversion of convertible subordinated notes and the related after-tax interest expense was not assumed since the effect would have been anti-dilutive. In addition, due to the Company’s loss from continuing operations, potentially dilutive shares were not assumed since the effect would have been anti-dilutive.
(2) Fiscal 2011, 2010 and 2009 exclude 350, 431 and 69 dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

The following table reflects the number of potentially dilutive shares which were excluded from diluted EPS, as their inclusion was anti-dilutive for fiscal 2011, 2010, and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Potentially dilutive shares related to:
Stock options, out of the money	498	2,612	5,982
Stock options, in the money but excluded due to the Company's net loss	-	-	31
Performance-based and time-based restricted stock	-	-	69
Convertible Subordinated Notes	-	-	4,625

	498	2,612	10,707

NOTE 8:  INCOME TAXES

The following table reflects income (loss) from continuing operations by location, the provision (benefit) for income taxes and the effective tax rate for fiscal 2011, 2010 and 2009:

	Fiscal
(dollar amounts in thousands)	2011	2010	2009
United States operations	$33,531	$(7,061)	$(35,380)
Foreign operations	128,897	147,166	(41,261)
Income (loss) from continuing operations before tax	$162,428	$140,105	$(76,641)
Provision (benefit) for income taxes	34,818	(2,037)	(13,029)

Income (loss) from continuing operations	$127,610	$142,142	$(63,612)

Effective tax rate	21.4%	-1.5%	17.0%

The following table reflects the provision (benefit) for income taxes from continuing operations for fiscal 2011, 2010 and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Current:
Federal	$(90)	$710	$(263)
State	1,099	594	150
Foreign	14,764	1,394	(6,110)

Deferred:
Federal	17,463	247	354
State	8	548	41
Foreign	1,574	(5,530)	(7,201)

Provision (benefit) for income taxes	$34,818	$(2,037)	$(13,029)

The following table reflects the difference between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2011, 2010 and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Computed income tax (benefit) expense based on U.S. statutory rate	$56,850	$49,037	$(26,821)
Effect of earnings of foreign subsidiaries subject to different tax rates	(17,300)	(15,564)	2,945
Benefits from foreign approved enterprise zones	(21,079)	(33,790)	11,839
Effect of permanent items	669	1,125	731
Benefits of net operating loss and tax credit carryforwards and changes in valuation allowance	(962)	(9,381)	13,887
Foreign operations	6,917	6,862	(2,657)
Settlement of tax audit	-	-	(12,510)
Reserve for uncertain tax positions	7,406	269	143
State income tax expense	1,230	(1,554)	777
Other, net	1,087	959	(1,363)
Provision (benefit) for income taxes	$34,818	$(2,037)	$(13,029)

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided were approximately $282.6 million as of October 1, 2011. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings of approximately $85.3 million are not considered to be indefinitely reinvested in foreign operations. As of October 1, 2011, the Company had provided a deferred tax liability of approximately $16.5 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries.

The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2011 and 2010:

	Fiscal
(in thousands)	2011	2010
Inventory reserves	$374	$1,551
Other accruals and reserves	5,601	6,136
Deferred revenue	77	90
Valuation allowance	(2,358)	(2,334)

Total short-term deferred tax asset	$3,694	$5,443

Non-cash interest on debt	1,936	-
Other	107	-

Total short-term deferred tax liability	$2,043	$-

Net short-term deferred tax asset	$1,651	$5,443

Domestic tax credit carryforwards	$4,626	$3,866
Net operating loss carryforwards	26,922	44,183
Stock options	1,478	2,970
Other	2,988	7,386

	$36,014	$58,405
Valuation allowance	(21,419)	(25,522)

Total long-term deferred tax asset (1)	$14,595	$32,883

Repatriation of foreign earnings, including foreign withholding taxes	$40,529	$39,396
Non-cash interest on debt	-	4,752
Depreciable assets	443	1,424
Prepaid expenses and other	195	-
Total long-term deferred tax liability	$41,167	$45,572

Net long-term deferred tax liability	$26,572	$12,689

Total net deferred tax liability	$24,921	$7,246

(1)	Included in other assets on the Consolidated Balance Sheets are deferred tax assets of $5.5 million and $7.7 million as of October 1, 2011 and October 2, 2010, respectively.

As of October 1, 2011, the Company has foreign net operating loss carryforwards of $87.9 million, state net operating loss carryforwards of $178.4 million, and tax credit carryforwards of $4.6 million that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in fiscal years 2012 through 2030 with the exception of certain foreign net operating losses and U.S. credits that have no expiration date. Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and Pennsylvania tax law limits the utilization of state net operating loss carryforwards to $3.0 million annually.

Of the total net operating losses as of October 2, 2010, approximately $2.1 million were attributable to stock option exercises, and as of October 1, 2011, this entire amount attributable to stock option exercises was utilized and recorded as common stock (additional paid in capital) in shareholders’ equity of the consolidated balance sheet.

The Company continues to evaluate the realizability of all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, during the fourth quarter of fiscal 2010, the Company released $0.8 million of its valuation allowance related to federal deferred tax assets with the exception of a valuation allowance against a portion of the company’s deferred tax asset related to certain federal tax credits. The remaining valuation allowance was released in fiscal 2011 for $2.3 million, of which $1.9 million was recorded to additional paid in capital. The Company continues to maintain a valuation allowance against a majority of their state deferred tax assets as the realization of these assets is not more likely than not given uncertainty of future earnings in these jurisdictions. In fiscal 2010, the Company reduced the valuation allowance against its net deferred tax assets for a foreign subsidiary based on future projected income. The Company determined that it was more likely than not to recognize all of the net deferred tax assets, primarily net operating losses, based on positive evidence of projected future projected earnings and recorded a tax benefit of approximately $5.6 million in fiscal 2010 for future years.

The following table reflects a reconciliation of the beginning and ending unrecognized tax benefits for fiscal 2011:

Fiscal
(in thousands)	2011
Unrecognized tax benefit as of October 2, 2010	$6,413
Additions for tax positions of prior years	7,585
Reductions for tax positions of prior years	(296)
Unrecognized tax benefit as of October 1, 2011	$13,702

If recognized, the $13.7 million would impact the Company’s effective tax rate.

During 2010, the U.S. Internal Revenue Service (“IRS”) completed an audit of the Company for the period ended September 30, 2006. The Company responded to various information requests from the IRS and the audit was closed with no significant adjustments to income tax expense.

In fiscal 2011, a tax application filed with a foreign jurisdiction was rejected by that country’s tax authority and the Company has filed an appeal. As a result of the rejection of the application, the Company has reconsidered its position and has determined the benefit taken on its previously filed tax returns no longer meets the recognition standard required under ASC 740. Therefore, the Company has provided a current liability of $7.5 million related to this certain unrecognized tax position, including interest and penalties.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. There were no additional accruals of interest expense on various uncertain tax positions during fiscal 2010 for matters involving jurisdictions where interest is not assessed.

It is reasonably possible the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will decrease by $7.5 million during the next twelve months as the Company expects to finalize discussions with the tax authorities on the matter above during that time. However, the Company does not expect that the change would have a material effect on its results of operations or its financial position.

The Company files U.S. federal income tax returns, as well as, income tax returns in various state and foreign jurisdictions. For the U.S. federal income tax returns and most state tax returns, tax years following fiscal 2000 remain subject to examination as a result of the generation of net operating loss carry-forwards. The statutes of limitations with respect to the foreign jurisdictions in which the company files vary from jurisdiction to jurisdiction and range from 4 to 6 years.

As a result of committing to certain capital investments and employment levels, income from operations in Singapore and Malaysia are subject to reduced tax rates, and in some cases are wholly exempt from taxes. In connection with certain Singapore operations, the Company finalized negotiations with a foreign tax jurisdiction which resulted in a decreased effective tax rate of five percent in that jurisdiction until February 1, 2020. In fiscal 2011, the preferential rate reduced income tax expense by approximately $8.0 million or $0.11 per share. In addition, one of the Company’s subsidiaries in Malaysia is wholly exempt from taxes through 2014. For fiscal 2011 and 2010, this Malaysia exemption reduced income tax expense by approximately $13.1 million or $0.18 per share and $33.8 million or $0.46 per share, respectively.

NOTE 9:  OTHER FINANCIAL DATA

The following table reflects other financial data for fiscal 2011, 2010, and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Selling, general and administrative incentive compensation expense (1)	$24,264	$17,449	$2,740
Rent expense	$7,729	$6,662	$6,218
Warranty and retrofit expense	$3,720	$4,225	$2,567

 (1)  Incentive compensation expense based upon applicable fiscal year net income.

NOTE 10:  SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table reflects operating information by segment for fiscal 2011, 2010 and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Net revenue:
Equipment	$759,331	$691,988	$170,536
Expendable Tools	71,070	70,796	54,704
Net revenue	830,401	762,784	225,240
Cost of sales:
Equipment	412,914	399,042	111,103
Expendable Tools	29,578	28,069	25,294
Cost of sales	442,492	427,111	136,397
Gross profit:
Equipment	346,417	292,946	59,433
Expendable Tools	41,492	42,727	29,410
Gross profit	387,909	335,673	88,843
Operating expenses:
Equipment	189,631	155,625	135,465
Expendable Tools	28,218	32,013	24,193
Operating expenses	217,849	187,638	159,658
Impairment of goodwill: Equipment	-	-	2,709
Income (loss) from operations:
Equipment	156,786	137,321	(78,741)
Expendable Tools	13,274	10,714	5,217
Income (loss) from operations	$170,060	$148,035	$(73,524)

The following tables reflect assets by segment, capital expenditures and depreciation expense as of and for fiscal 2011, 2010, and 2009:

	As of
(in thousands)	October 1, 2011	October 2, 2010	October 3, 2009
Segment assets:
Equipment (1)	$639,149	$493,712	$303,835
Expendable Tools (1)	89,242	86,457	108,800
Total assets	$728,391	$580,169	$412,635

(1)  Increase in the Company's Equipment segment and decrease in Expendable Tools from fiscal 2010 to 2011 due to allocation, based upon fiscal year net revenue, of non-segment specific corporate assets. Corporate assets include: cash, cash equivalents, restricted cash, short-term investments, deferred tax assets and other assets.

	Fiscal
(in thousands)	2011	2010	2009
Capital expenditures:
Equipment	$4,229	$4,508	$3,245
Expendable Tools	3,459	1,763	2,018
Total capital expenditures	$7,688	$6,271	$5,263

Depreciation expense:
Equipment	$5,955	$5,853	$6,551
Expendable Tools	2,257	2,133	3,581
Total depreciation expense	$8,212	$7,986	$10,132

Geographic information

The following tables reflect destination sales to unaffiliated customers by country and long lived assets by country for fiscal 2011, 2010, and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Destination sales to unaffiliated customers:
Taiwan	$240,390	$222,919	$42,360
China	132,933	142,467	38,505
Korea	114,130	88,289	24,256
Hong Kong	104,481	83,713	24,183
Malaysia	46,831	43,191	11,959
Singapore	33,503	22,603	10,315
Japan	28,747	31,651	12,150
Thailand	19,539	24,766	-
United States	17,955	10,470	6,860
Philippines	16,806	35,029	-
All other	75,086	57,686	54,652
Total destination sales to unaffiliated customers	$830,401	$762,784	$225,240

	Fiscal
(in thousands)	2011	2010	2009
Long-lived assets:
Singapore	$74,130	$4,530	$2,121
United States	13,043	81,849	90,914
Israel	7,887	2,637	7,202
Switzerland	6,522	10,307	10,793
China	4,470	4,207	3,969
All other	2,498	3,949	2,175
Total long-lived assets	$108,550	$107,479	$117,174

NOTE 11:  GUARANTOR OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects the reserve for product warranty which is included in accrued expenses and other current liabilities on the Consolidated Balances Sheets as of fiscal 2011, 2010, and 2009:

	Fiscal
(in thousands)	2011	2010	2009
Reserve for product warranty, beginning of year	$2,657	$1,003	$918
Orthodyne warranty reserve at the date of acquisition	-	-	150
Provision for product warranty expense	2,914	3,842	2,297
Product warranty costs incurred	(3,326)	(2,188)	(2,362)
Reserve for product warranty, end of year	$2,245	$2,657	$1,003

Other Commitments and Contingencies

The following table reflects operating lease obligations not reflected on the Consolidated Balance Sheet as of October 1, 2011:

		Payments due by fiscal year
(in thousands)	Total	2012	2013	2014	2015	2016 and thereafter
Operating lease obligations	$31,958	$10,110	$7,579	$2,905	$2,608	$8,756

The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

As of October 1, 2011, the Company accrued $14.8 million as an adjustment to goodwill related to its Earnout, which was paid subsequent to year end during October 2011. No further payments related to the Orthodyne acquisition are owed.

Concentrations

The following table reflects significant customer concentrations for fiscal 2011, 2010, and 2009:

	Fiscal
	2011	2010	2009
Customer net revenue as a percentage of total Net Revenue

Advanced Semiconductor Engineering	21.8%	23.0%	17.7%
Siliconware Precision Industries, Ltd.	*	10.3%	*

Customer accounts receivable as a percentage of total Accounts Receivable

Siliconware Precision Industries, Ltd.	15.0%	19.5%	*
Haoseng Industrial Co., Ltd.	14.0%	11.0%	*
Advanced Semiconductor Engineering	*	*	32.4%
Amkor Technology, Inc.	*	*	11.6%

* Represents less than 10% of net revenue or total accounts receivable, as applicable.

NOTE 12:  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects selected quarterly financial data for fiscal 2011 and 2010:

	Fiscal 2011 for the Quarter Ended

(in thousands, except per share amounts)	January 1	April 2	July 2	October 1 (2)	Fiscal 2011
Net revenue	$148,863	$206,729	$294,438	$180,371	$830,401
Gross profit	72,112	98,957	134,094	82,746	387,909
Income from operations	22,067	43,649	81,653	22,691	170,060
Provision for income taxes	5,059	1,899	9,006	18,854	34,818
Net income	$15,099	$39,885	$70,714	$1,912	$127,610

Net income per share (1):
Basic	$0.21	$0.55	$0.97	$0.03	$1.77
Diluted	$0.21	$0.54	$0.95	$0.03	$1.73

Weighted average shares outstanding:
Basic	70,881	71,512	72,199	72,688	71,820
Diluted	71,706	73,120	74,130	74,184	73,341

	Fiscal 2010 for the Quarter Ended

(in thousands, except per share amounts)	January 2	April 3	July 3	October 2	Fiscal 2010
Net revenue	$128,415	$153,838	$221,254	$259,277	$762,784
Gross profit	56,373	67,772	99,184	112,344	335,673
Income from operations	17,986	23,322	50,052	56,675	148,035
Provision (benefit) for income taxes	160	148	(1,080)	(1,265)	(2,037)
Net income	$15,840	$21,158	$49,083	$56,061	$142,142

Net income per share (1):
Basic	$0.23	$0.30	$0.69	$0.79	$2.01
Diluted	$0.21	$0.28	$0.65	$0.78	$1.92

Weighted average shares outstanding:
Basic	69,684	69,806	70,131	70,426	70,012
Diluted	73,687	74,371	74,960	71,229	73,548

(1)	EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.
(2)	Includes approximately $7.5 million of income tax expense associated with additional tax exposure in Asia.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the substantial completion of the transition of the Company’s headquarters and operations to Singapore, the Company’s Audit Committee of the Board of Directors, on December 6, 2011, approved the engagement of PricewaterhouseCoopers LLP, a Singapore based firm (“PwC Singapore”), and the transfer of the engagement from PricewaterhouseCoopers LLP, a Delaware limited liability partnership (“PwC US”), as the Company’s independent registered public accounting firm.  Both PwC US and PwC Singapore are member firms of PricewaterhouseCoopers International Limited. The change is expected to be effective December 9, 2011.

The reports of PwC US on the financial statements and internal control over the financial reporting of the Company for the fiscal years ended October 1, 2011 and October 2, 2010 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended October 1, 2011 and October 2, 2010 and during the period from October 1, 2011 through the date of  this report, the Company had (i) no disagreements with PwC US on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to PwC US’s satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such fiscal years or the subsequent interim period and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Although PwC Singapore performed audit work on components of the Company in support of PwC US audits of the consolidated financial statements and of internal control over financial reporting of the Company for the fiscal years ended October 1, 2011 and  October 2, 2010, during the fiscal years ended October 1, 2011 and October 2, 2010 and during the period from October 1, 2011 through the date of this report, neither the Company’s corporate management, audit committee,  nor anyone on its behalf had consulted with PwC Singapore regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that PwC Singapore concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or any reportable even as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided PwC US with a copy of the foregoing disclosures pursuant to Item 304(a)(3) of Regulation S-K and requested that PwC US furnish it with a letter addressed to the SEC stating whether or not PwC US agrees with the above statements.  A copy of such letter, will be filed as an Exhibit to the Company’s Current Report on Form 8-K to be filed reflecting this change.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2011 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the Company’s internal control over financial reporting as of October 1, 2011. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of October 1, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of October 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE –  Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Nominating and Governance Committee” and “SHAREHOLDER PROPOSALS” in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Audit Committee” in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE— Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “COMPENSATION COMMITTEE REPORT” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the heading “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required hereunder concerning security ownership of management will appear under the heading  “ITEM 1 - ELECTION OF DIRECTORS” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2012 Annual Meeting  of Shareholders, which information is incorporated herein by reference.

The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Board Matters” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Page
(1) Financial Statements - Kulicke and Soffa Industries, Inc.:

Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of October 1, 2011 and October 2, 2010	56
Consolidated Statements of Operations for fiscal years 2011, 2010, and 2009	57
Consolidated Statements of Cash Flows for fiscal 2011, 2010 and 2009	58
Consolidated Statements of Changes in Shareholders' Equity for fiscal 2011, 2010, and 2009	59
Notes to Consolidated Financial Statements	60

(2) Financial Statements and Schedules:

Schedule II - Valuation and Qualifying Accounts	99
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits:

EXHIBIT NUMBER	ITEM

2.1
Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated July 31, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

2.1.1
Amendment No. 1 to the Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated as of September 5, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 2, 2008.

2.2
Asset Purchase Agreement between Orthodyne Electronics Corporation and the Company, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

2.2.1
Amendment to the Asset Purchase Agreement between Orthodyne and the Company, dated as of October 3, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 8, 2008.

2.2.2
Earnout Agreement between the Company and Orthodyne Electronics Corporation, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

3.1
The Company’s Amended and Restated Articles of Incorporation, dated December 5, 2007, is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

3.2
The Company’s Amended and Restated By-Laws, dated August 4, 2010, is incorporated herein by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010.

4.1
Specimen Common Share Certificate of Kulicke and Soffa Industries Inc., is incorporated herein by reference to Exhibit 4 to the Company's Form-8A12G/A dated September 11, 1995, SEC file number 000-00121.

4.2
Indenture between the Company and Bank of New York, as Trustee, dated as of June 6, 2007, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 6, 2007.

10.1
1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.2
2004 Israeli Addendum to 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.3
Form of Nonqualified Stock Option Agreement regarding the 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10.4
Form of Incentive Stock Option Agreement regarding the Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10.5
1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.6
2004 Israeli Addendum to the 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(ix) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.7
2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.8
2004 Israeli Addendum to the 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.9
Officer Incentive Compensation Plan, dated August 2, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, SEC file number 000-00121.*

10.10
2006 Equity Plan, is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 14, 2006, SEC file number 000-00121.*

10.11
Form of Stock Option Award Letter regarding the 2006 Equity Plan, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 3, 2006, SEC file number 000-00121.*

10.12
2007 Equity Plan for Non-Employee Directors, is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 13, 2007.*

10.13	2008 Equity Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 12, 2008.*

10.14	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*

10.15
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2009.*

10.16
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2009.*

10.17
Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10(xxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.18
Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 9, 2010.*

10.19
Form of Officer Restricted Share Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10(xxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.20
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 9, 2010.*

10.21
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2011.*

10.22
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 12, 2011.*

10.23	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2009.*

10.24	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 12, 2011.*

10.25	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2010.*

10.26
Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2010.*

10.27
Letter Agreement between the Company and Alan Schindler, dated March 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on  Form 10-Q for the quarterly period ended April 2, 2011.*

10.28
Letter Agreement between the Company and Michael J. Morris, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 16, 2010.*

10.29
Employment Agreement between the Company and Christian Rheault, dated June 25, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.*

10.30
Letter Agreement between the Company and Shay Torton, dated March 15, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on  Form 10-Q for the quarterly period ended April 2, 2011.*

10.31	Letter Agreement between the Company and Tek Chee Mak, dated as of October 26, 2011.*

10.32
Facilities Agreement between Kulicke and Soffa Global Holding Corporation and DBS Bank Ltd. Labuan Branch, dated September 29, 2010 is incorporated by reference to Exhibit 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2010.

10.33
Facilities Agreement between Kulicke and Soffa Ptd. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on  Form 10-Q for the quarterly period ended April 2, 2011.

10.34
Debenture between Kulicke and Soffa Pte. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on  Form 10-Q for the quarterly period ended April 2, 2011.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts

	Balance	Charged to		Other				Balance
	at beginning	costs and		additions		Deductions		at end
(in thousands)	of period	expenses		(describe)		(describe)		of period

Fiscal 2011:

Allowance for doubtful accounts	$980	$1,219		$-		$(5	)(1)	$2,194

Inventory reserve	$10,140	$6,701		$-		$(1,742	)(2)	$15,099

Valuation allowance for deferred taxes	$27,856	$(1,980	)(3)	$(2,099	)(7)	$-		$23,777

Fiscal 2010:

Allowance for doubtful accounts	$1,378	$32		$-		$(430	)(1)	$980

Inventory reserve	$12,517	$1,519		$-		$(3,896	)(2)	$10,140

Valuation allowance for deferred taxes	$36,199	$(1,951	)(3)	$-		$(6,392	)(6)	$27,856

Fiscal 2009:

Allowance for doubtful accounts	$1,376	$291		$-		$(289	)(1)	$1,378

Inventory reserve	$6,497	$8,154		$(488	)(4)	$(1,646	)(2)	$12,517

Valuation allowance for deferred taxes	$16,171	$20,220	(3)	$-		$(192	)(5)	$36,199

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
(5) Represents decrease in valuation allowance applied to reduce die bonder intangible assets, since a portion of the valuation allowance was originally established in purchase accounting.
(6) Represents the release in valuation allowance for a foreign subsidiary and the domestic partial valuation allowance release.
(7) Release of valuation allowance related to prior stock option exercises recorded to additional paid in capital.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ BRUNO GUILMART
Bruno Guilmart
President and Chief Executive Officer

Dated: December 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUNO GUILMART	President and Chief Executive Officer	December 8, 2011
Bruno Guilmart	(principal executive officer)
(principal executive officer)

/s/ JONATHAN CHOU	Senior Vice President, Chief Financial Officer	December 8, 2011
Jonathan Chou	(principal accounting officer)
(Chief Financial Officer and Principal Accounting Officer)

/s/ BRIAN R. BACHMAN	Director	December 8, 2011
Brian R. Bachman

/s/ JOHN A. O’STEEN	Director	December 8, 2011
John A. O’Steen

/s/ GARRETT E. PIERCE	Director	December 8, 2011
Garrett E. Pierce

/s/ MACDONELL ROEHM, JR.	Director	December 8, 2011
MacDonell Roehm, Jr.

/s/ BARRY WAITE	Director	December 8, 2011
Barry Waite