Form 10-Q
period 2011-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2012-02-03
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 27, 2012, there were 73,721,402 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

December 31, 2011

Index

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

	Consolidated Balance Sheets as of December 31, 2011 and October 1, 2011	3

	Consolidated Statements of Operations for the three months ended December 31, 2011 and January 1, 2011	4

	Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and January 1, 2011	5

	Notes to the Consolidated Financial Statements	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

Item 4.	CONTROLS AND PROCEDURES	39

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS	39

Item 6.	EXHIBITS	40

	SIGNATURES	41

PART I. - FINANCIAL INFORMATION
Item 1.  – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	December 31, 2011	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$403,761	$378,188
Short-term investments	-	6,364
Accounts and notes receivable, net of allowance for doubtful accounts of $2,338 and $2,194, respectively	110,030	138,649
Inventories, net	59,706	73,092
Prepaid expenses and other current assets	20,112	21,897
Deferred income taxes	1,657	1,651
Total current assets	595,266	619,841

Property, plant and equipment, net	26,059	26,501
Goodwill	41,546	41,546
Intangible assets	27,270	29,565
Other assets	11,371	10,938
TOTAL ASSETS	$701,512	$728,391

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$106,987	$105,224
Accounts payable	19,261	36,321
Accrued expenses and other current liabilities	35,397	43,528
Earnout agreement payable (Note 4)	-	14,848
Income taxes payable	15,040	14,261
Total current liabilities	176,685	214,182

Deferred income taxes	31,998	32,065
Other liabilities	10,386	12,267
TOTAL LIABILITIES	219,069	258,514

Commitments and contingent liabilities (Note 10)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 78,638 and 77,733, respectively;
outstanding 73,684 and 72,779 shares, respectively	445,626	441,749
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	80,447	71,940
Accumulated other comprehensive income	2,726	2,544

TOTAL SHAREHOLDERS' EQUITY	482,443	469,877

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$701,512	$728,391

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 31, 2011	January 1, 2011
Net revenue	$120,024	$148,863
Cost of sales	64,748	76,751

Gross profit	55,276	72,112

Selling, general and administrative	28,752	34,850
Research and development	14,148	15,195

Operating expenses	42,900	50,045

Income from operations	12,376	22,067

Interest income	260	105
Interest expense	(2,152)	(2,014)

Income from operations before income taxes	10,484	20,158
Provision for income taxes	1,977	5,059

Net income	$8,507	$15,099

Net income per share:
Basic	$0.12	$0.21
Diluted	$0.11	$0.21

Weighted average shares outstanding:
Basic	73,540	70,881
Diluted	74,628	71,706

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited
	Three months ended
	December 31, 2011	January 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,507	$15,099
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,258	4,407
Amortization of debt discount and debt issuance costs	1,910	1,772
Equity-based compensation and employee benefits	2,099	1,566
Provision for doubtful accounts	145	282
Provision for inventory valuation	1,340	1,325
Deferred taxes	207	2,425
Switzerland pension plan curtailment	(1,820)	-
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	28,406	34,120
Inventory	11,996	(2,232)
Prepaid expenses and other current assets	1,625	2,707
Accounts payable, accrued expenses and other current liabilities	(24,746)	(40,749)
Income taxes payable	797	2,636
Other, net	(400)	1,952
Net cash provided by continuing operations	34,324	25,310
Net cash used in discontinued operations	(486)	(524)
Net cash provided by operating activities	33,838	24,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,498)	(2,705)
Sales (purchases) of investments classified as available-for-sale	6,364	(3,180)
Purchase of Orthodyne (Note 4)	(14,848)	-
Changes in restricted cash, net	-	237
Net cash used in investing activities	(9,982)	(5,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1,576	125
Net cash provided by financing activities	1,576	125
Effect of exchange rate changes on cash and cash equivalents	141	176
Changes in cash and cash equivalents	25,573	19,439
Cash and cash equivalents at beginning of period	378,188	178,112
Cash and cash equivalents at end of period	$403,761	$197,551

CASH PAID FOR:
Interest	$481	$481
Income taxes	$1,445	$634

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

The interim consolidated financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 1, 2011, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of October 1, 2011 and October 2, 2010, and the related Consolidated Statements of Operations, Cash Flows, and Changes in Shareholders’ Equity for each of the years in the three-year period ended October 1, 2011. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.

Each of the Company’s first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. Fiscal 2012 quarters end on December 31, 2011, March 31, 2012, June 30, 2012 and September 29, 2012. Fiscal 2011 quarters ended on January 1, 2011, April 2, 2011, July 2, 2011 and October 1, 2011. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

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

Use of Estimates

The preparation of the interim consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the interim consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, restructuring, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of its assets and liabilities that may not be readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results could differ from those estimates.

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of December 31, 2011 and October 1, 2011 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

The following table reflects severance activity during the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(in thousands)	December 31, 2011	January 1, 2011
Accrual for estimated severance and benefits, beginning of period	$1,834	$2,395
Provision for estimated severance and benefits: Equipment segment (1)	-	1,144
Provision for estimated severance and benefits: Expendable Tools segment (1)	4	324
Payment of severance and benefits	(378)	(390)
Accrual for estimated severance and benefits, end of period (2)	$1,460	$3,473

(1) Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2)  Included within accrued expenses and other current liabilities, both periods, and other liabilities as of January 1, 2011, on the Consolidated Balance Sheets.

For the three months ended December 31, 2011 and January 1, 2011, in addition to these restructuring amounts, the Company had other severance obligations included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of December 31, 2011 and
October 1, 2011:

	As of
(in thousands)	December 31, 2011	October 1, 2011
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$-	$6,364
	$-	$6,364

Inventories, net:
Raw materials and supplies	$42,694	$45,883
Work in process	18,192	26,237
Finished goods	14,628	16,071
	75,514	88,191
Inventory reserves	(15,808)	(15,099)
	$59,706	$73,092

Property, plant and equipment, net:
Land (2)	$2,086	$2,086
Buildings and building improvements (2)	5,026	5,026
Leasehold improvements	15,624	15,389
Data processing equipment and software	23,015	22,804
Machinery, equipment, furniture and fixtures	39,504	38,327
	85,255	83,632
Accumulated depreciation	(59,196)	(57,131)
	$26,059	$26,501

Accrued expenses and other current liabilities:
Wages and benefits	$14,196	$17,313
Accrued customer obligations (3)	8,456	11,388
Commissions and professional fees (4)	3,607	3,293
Severance (5)	2,393	3,083
Short-term facility accrual related to discontinued operations (Test)	1,090	1,564
Other	5,655	6,887
	$35,397	$43,528

(1)
All short-term investments were classified as available for sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). As of October 1, 2011, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 31, 2011 or January 1, 2011.

(2)
In accordance with ASC No. 360, Property, Plant and Equipment, due to negative real estate trends and the Company’s transition of die bonder manufacturing from Berg, Switzerland to Asia, the Company recorded a $3.0 million write down in value for its building in Berg in fiscal 2011.

(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

(4)
Balances as of December 31, 2011 and October 1, 2011 include $0.4 million and $0.3 million, respectively, of liability classified stock compensation expenses in connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”). In addition, balances for both periods include $0.3 million related to his three year consulting arrangement. In addition, $0.2 million and $0.3 million, respectively, were recorded within other liabilities related to the long term portion of his consulting agreement as of December 31, 2011 and October 1, 2011.

(5)
Total severance payable within the next twelve months includes restructuring plan discussed in Note 2 and approximately $0.9 million of other severance not part of the Company’s plan for transition and consolidation of operations to Asia.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2011 and concluded that no impairment charge was required. The Company also tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. No triggering event occurred during the three months ended December 31, 2011.

On October 3, 2008, the Company completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to the Earnout. At the end of fiscal 2011, the Company accrued $14.8 million as an adjustment to goodwill which was paid during the first quarter of fiscal 2012.

The following table reflects Goodwill as of December 31, 2011 and October 1, 2011:

	As of
(in thousands)	December 31, 2011	October 1, 2011
Beginning of period, Goodwill	$41,546	$26,698
Increase to Goodwill for Earnout	-	14,848
End of period, Goodwill	$41,546	$41,546

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of December 31, 2011 and October 1, 2011:

	As of		Average estimated
(dollar amounts in thousands)	December 31, 2011	October 1, 2011	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(15,416)	(14,230)
Net wedge bonder developed technology	17,784	18,970

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(12,545)	(11,580)
Net wedge bonder customer relationships	6,755	7,720

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(1,869)	(1,725)
Net wedge bonder trade name	2,731	2,875

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder trade name	-	-
Net intangible assets	$27,270	$29,565

The following table reflects estimated annual amortization expense related to intangible assets as of December 31, 2011:

As of
(in thousands)	December 31, 2011
Remaining fiscal 2012	$6,883
Fiscal 2013	9,178
Fiscal 2014	5,318
Fiscal 2015	5,318
Fiscal 2016	573

Total amortization expense	$27,270

NOTE 5: DEBT AND OTHER OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of December 31, 2011 and October 1, 2011:

				As of
Rate	Payment date of each year	Conversion price	Maturity date	December 31, 2011	October 1, 2011
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$110,000	$110,000
	Debt discount on 0.875% Convertible Subordinated Notes due June 2012			(3,013)	(4,776)
				$106,987	$105,224

The following table reflects the estimated fair value of the Company’s Convertible Subordinated Notes as of December 31, 2011 and October 1, 2011:

	Fair value as of (1)
Description	December 31, 2011	October 1, 2011
	(in thousands)
0.875% Convertible Subordinated Notes	$109,324	$109,450

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors in establishing fair value.

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three months ended December 31, 2011 and January 1, 2011:

	Three Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Amortization expense related to issue costs	$147	$138

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

The Company adopted ASC No. 470.20, Debt, Debt with Conversion Options, which requires that issuers of convertible debt that may be settled in cash upon conversion record the liability and equity components of the convertible debt separately. The liability component of the Company’s 0.875% Convertible Subordinated Notes is classified as debt and the equity component of the 0.875% Convertible Subordinated Notes is classified as common stock on the Company’s Consolidated Balance Sheets.

Credit Facility

On April 4, 2011, Kulicke & Soffa Pte. Ltd. (“Pte”), the Company’s wholly owned subsidiary, entered into a Short Term Credit Facilities Agreement (the “Facilities Agreement”) with DBS Bank Ltd. (“DBS Bank”). In accordance with the Facilities Agreement, DBS Bank has agreed to make available to Pte the following banking facilities:

(i) a short-term loan facility of up to $12.0 million (the “STL Facility”); and
(ii) a revolving credit facility of up to $8.0 million (the “RC Facility”).

The STL Facility is an uncommitted facility, and therefore, is cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund Pte’s working capital requirements. Pte did not have any borrowings under the Facilities Agreement as of December 31, 2011.

The Facilities Agreement and related debenture dated April 4, 2011 replaced the facilities agreement and related debenture by and between Kulicke and Soffa Global Holding Corporation, a wholly-owned subsidiary of the Company, and DBS Bank Ltd. (Labuan Branch), entered into on September 29, 2010, which were terminated as of April 4, 2011. There were no borrowings under this facilities agreement as of January 1, 2011.

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

The following table reflects the Company’s matching contributions to the Plan which were made in the form of issued and contributed shares of common stock or cash during the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(in thousands)	December 31, 2011	January 1, 2011
Number of common shares	n/a	42
Fair value based upon market price at date of distribution	n/a	$279
Cash	$246	n/a

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of December 31, 2011 and October 1, 2011:

	As of
(in thousands)	December 31, 2011	October 1, 2011
Gain from foreign currency translation adjustments	$2,957	$2,789
Unrecognized actuarial gain, Switzerland pension plan, net of tax	157	143
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$2,726	$2,544

The following table reflects the components of comprehensive income for the three months ended December 31, 2011 and January 1, 2011:

	Three Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Net income	$8,507	$15,099
Gain from foreign currency translation adjustments	168	697
Unrecognized actuarial net gain (loss), Switzerland pension plan, net of tax	14	(42)
Other comprehensive income	$182	$655
Comprehensive income	$8,689	$15,754

Equity-Based Compensation

As of December 31, 2011, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant.

As of December 31, 2011, the Company’s one active plan, the 2009 Equity Plan, had 5.5 million shares of common stock available for grant to its employees and directors.

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

•
In general, stock options, if granted, and time-based restricted stock awarded to employees vest annually over a three year period provided the employee remains employed. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended December 31, 2011 and January 1, 2011 was based upon awards ultimately expected to vest. In accordance with ASC 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The Company did not issue any stock options during the three months ended December 31, 2011 or January 1, 2011. The following table reflects restricted stock and common stock granted during the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(shares in thousands)	December 31, 2011	January 1, 2011
Market-based restricted stock	428	349
Time-based restricted stock	686	616
Common stock	25	29
Equity-based compensation in shares	1,139	994

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three months ended December 31, 2011 and January 1, 2011:

	Three Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Cost of sales	$85	$48
Selling, general and administrative	1,611	963
Research and development	403	276
Total equity-based compensation expense	$2,099	$1,287

The following table reflects equity-based compensation expense, by type of award, for the three months ended December 31, 2011 and January 1, 2011:

	Three Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Market-based restricted stock	$598	$2
Time-based restricted stock	1,140	999
Performance-based restricted stock	172	71
Stock options	9	35
Common stock	180	180
Total equity-based compensation expense	$2,099	$1,287

Pension Plan

In accordance with regulations in Switzerland, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. During fiscal 2011, the Company announced the intention to reduce its Switzerland workforce by approximately 50 employees, which triggered a curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation – Retirement Benefits, Defined Benefit Plans. As a result, the Company recognized a pretax curtailment and settlement gain of approximately $1.8 million during three months ended December 31, 2011.

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the Notes were not convertible and the conversion option was not “in the money” as of December 31, 2011 and January 1, 2011. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(in thousands, except per share)	December 31, 2011		January 1, 2011
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$8,507	$8,507	$15,099	$15,099
Less: income applicable to participating securities	(20)	(20)	(96)	(96)
After-tax interest expense	-	n/a	-	n/a

Net income applicable to common shareholders	$8,487	$8,487	$15,003	$15,003

DENOMINATOR:
Weighted average shares outstanding - Basic	73,540	73,540	70,881	70,881
Stock options		104		107
Time-based restricted stock		457		401
Market-based restricted stock		527		172
Performance-based restricted stock		-		145
Weighted average shares outstanding - Diluted (1)		74,628		71,706

EPS:
Net income per share - Basic	$0.12	$0.12	$0.21	$0.21

Effect of dilutive shares		(0.01)		-

Net income per share - Diluted		$0.11		$0.21

(1) For the three months ended December 31, 2011 and January 1, 2011, excludes 10 and 298 dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

For the three months ended December 31, 2011 and January 1, 2011, 0.3 million and 1.6 million potentially dilutive shares, respectively, related to out of the money stock options were excluded from EPS.

NOTE 8: INCOME TAXES

The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(dollar amounts in thousands)	December 31, 2011	January 1, 2011
Income from operations before income taxes	$10,484	$20,158
Provision for income taxes	1,977	5,059
Net income	$8,507	$15,099

Effective tax rate	18.9%	25.1%

For the three months ended December 31, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

For the three months ended January 1, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, and decreases in the valuation allowance offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

In fiscal 2011, a tax application filed with a foreign jurisdiction was rejected by that country’s tax authority and the Company has filed an appeal. As a result of the rejection of the application, the Company reconsidered its position and determined the benefit taken on its previously filed tax returns no longer met the recognition standard required under ASC 740. Therefore during fiscal 2011, the Company provided a current liability of $7.5 million related to this certain unrecognized tax position, including penalties. No interest was accrued, as it is not provided for under the tax laws of the foreign jurisdiction.

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

The following table reflects operating information by segment for the three months ended December 31, 2011 and January 1, 2011:

	Three Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Net revenue:
Equipment	$106,149	$132,698
Expendable Tools	13,875	16,165
Net revenue	120,024	148,863
Cost of sales :
Equipment	59,004	70,238
Expendable Tools	5,744	6,513
Cost of sales	64,748	76,751
Gross profit :
Equipment	47,145	62,460
Expendable Tools	8,131	9,652
Gross profit	55,276	72,112
Operating expenses:
Equipment	37,268	43,276
Expendable Tools	5,632	6,769
Operating expenses	42,900	50,045
Income from operations:
Equipment	9,877	19,184
Expendable Tools	2,499	2,883
	$12,376	$22,067

The following table reflects assets by segment as of December 31, 2011 and October 1, 2011:

	As of
(in thousands)	December 31, 2011	October 1, 2011
Segment assets:
Equipment	$575,128	$639,149
Expendable Tools	126,384	89,242
Total assets	$701,512	$728,391

The following tables reflect capital expenditures for the three months ended December 31, 2011 and January 1, 2011, and depreciation expense for the three months ended December 31, 2011 and January 1, 2011:

	Three Months Ended
(in thousands)	December 31, 2011	January 1, 2011
Capital expenditures:
Equipment	$1,187	$1,487
Expendable Tools	311	1,218
Capital expenditures	$1,498	$2,705

Depreciation expense
Equipment	$1,400	$1,522
Expendable Tools	563	499
Depreciation expense	$1,963	$2,021

NOTE 10: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future warranty costs.

The following table reflects the reserve for product warranty activity for the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(in thousands)	December 31, 2011	January 1, 2011
Reserve for product warranty, beginning of period	$2,245	$2,657
Provision for product warranty	174	408
Product warranty costs paid	(805)	(829)
Reserve for product warranty, end of period	$1,614	$2,236

Other Commitments and Contingencies

The following table reflects operating lease obligations not reflected on the Consolidated Balance Sheet as of December 31, 2011:

		Payments due by fiscal year
(in thousands)	Total	2012	2013	2014	2015	thereafter
Operating lease obligations (1)	$28,433	$7,558	$7,562	$3,214	$2,717	$7,382

(1)  The Company has minimum rental commitments under various leases which are not recorded as liabilities on the balance sheet (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Concentrations

The following tables reflect significant customer concentrations for the three months ended and as of December 31, 2011 and January 1, 2011:

	Three months ended
	December 31, 2011	January 1, 2011
Customer net revenue as a percentage of Net Revenue
Advanced Semiconductor Engineering	15.3%	*
Haoseng Industrial Company Limited (1)	10.0%	*

Customer accounts receivable as a percentage of Total Accounts Receivable
Advanced Semiconductor Engineering	17.7%	*
Haoseng Industrial Company Limited (1)	15.0%	11.4%
Siliconware Precision Industries Co. Limited	*	10.4%

* Represents less than 10% of net revenue or total accounts receivable, as applicable.
(1) Distributor of the Company's products.

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2011 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.

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

We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the lowest cost supplier in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, through consolidating manufacturing and other operations to Asia, moving our supply chain to lower cost suppliers and designing higher performing, lower cost equipment. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate savings without compromising overall product quality and service levels.

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

Our Equipment segment is primarily affected by the industry’s internal cyclical and seasonal dynamics in addition to broader macroeconomic factors which positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as this mix can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.

Our Expendable Tools segment is less volatile than our Equipment segment. Expendable Tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.

We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles.

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. We intend to repay our 0.875% Convertible Subordinated Notes with cash up to the principal amount of $110.0 million at maturity in fiscal 2012. As of December 31, 2011, our total cash, cash equivalents and investments was $403.8 million, which exceeded the face value of our total debt by $293.8 million, a $19.2 million increase from our fiscal year end. This strong cash position better enables continual investment in product development as well as in production capability improvements throughout the semiconductor cycle.

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

Products and Services

We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three months ended December 31, 2011 and January 1, 2011, respectively:

	Three months ended
	December 31, 2011		January 1, 2011
(dollar amounts in thousands)	Net Revenues	% of total net revenue	Net Revenues	% of total net revenue
Equipment	$106,149	88.4%	$132,698	89.1%
Expendable Tools	13,875	11.6%	16,165	10.9%
	$120,024	100.0%	$148,863	100.0%

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

(1) Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnX PS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010 and January 2011, we introduced the IConnPS ProCu and IConnPS ProCu LA, respectively, which offer a significant new level of capability for customers transitioning from gold to copper wire bonding.

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

RESULTS OF OPERATIONS

The following tables reflect our income from operations for the three months ended December 31, 2011 and January 1, 2011:

	Three Months Ended
(dollar amounts in thousands)	December 31, 2011	January 1, 2011	$ Change	% Change
Net revenue	$120,024	$148,863	$(28,839)	-19.4%
Cost of sales	64,748	76,751	(12,003)	-15.6%
Gross profit	55,276	72,112	(16,836)	-23.3%

Selling, general and administrative	28,752	34,850	(6,098)	-17.5%
Research and development	14,148	15,195	(1,047)	-6.9%
Operating expenses	42,900	50,045	(7,145)	-14.3%

Income from operations	$12,376	$22,067	$(9,691)	-43.9%

Net Revenue

Approximately 98.0% and 97.0% of our net revenue for the three months ended December 31, 2011 and January 1, 2011, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. We expect sales outside of the U.S. to represent a majority of our future net revenue.

The following table reflects net revenue by business segment for the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(dollar amounts in thousands)	December 31, 2011	January 1, 2011	$ Change	% Change
Equipment	$106,149	$132,698	$(26,549)	-20.0%
Expendable Tools	13,875	16,165	(2,290)	-14.2%
Total net revenue	$120,024	$148,863	$(28,839)	-19.4%

Equipment

The following table reflects the components of Equipment net revenue change between the three months ended December 31, 2011 and January 1, 2011:

	December 31, 2011 vs. January 1, 2011
(in thousands)	Price	Volume	Change
Equipment	$2,215	$(28,764)	$(26,549)

For the three months ended December 31, 2011, lower Equipment net revenue as compared to the prior year period was due primarily to lower volume for our wedge bonders and AT Premier bonders. The reduction in wedge bonder volume was attributable mainly to the power discrete semiconductor packaging portion of the market. Our customers built up their inventories, but slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production, reducing their need for new equipment. Sales to the power hybrid market remained fairly flat. Lower volumes were partially offset by favorable pricing from our ball bonders due to a change in customer and product mix from our IConnPS ProCu and our large bondable area products.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three months ended December 31, 2011 and January 1, 2011:

	December 31, 2011 vs. January 1, 2011
(in thousands)	Price	Volume	Change
Expendable Tools	$149	$(2,439)	$(2,290)

For the three months ended December 31, 2011, Expendable Tools net revenue decreased as volume was generally lower across all product lines. These decreases were attributable to the general slowdown in the industry.

Gross Profit

The following table reflects gross profit by business segment for the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(dollar amounts in thousands)	December 31, 2011	January 1, 2011	$ Change	% Change
Equipment	$47,145	$62,460	$(15,315)	-24.5%
Expendable Tools	8,131	9,652	(1,521)	-15.8%
Total gross profit	$55,276	$72,112	$(16,836)	-23.3%

The following table reflects gross profit as a percentage of net revenue by business segment:

	Three months ended		Basis Point
	December 31, 2011	January 1, 2011	Change
Equipment	44.4%	47.1%	(270)
Expendable Tools	58.6%	59.7%	(110)
Total gross profit	46.1%	48.4%	(230)

Equipment

The following table reflects the components of Equipment gross profit change between the three months ended December 31, 2011 and January 1, 2011:

	December 31, 2011 vs. January 1, 2011
(in thousands)	Price	Cost	Volume	Change
Equipment	$2,215	$(3,261)	$(14,269)	$(15,315)

For the three months ended December 31, 2011, lower Equipment gross profit as compared to the prior year period was due primarily to lower volume for our wedge bonders and AT Premier bonders. The reduction in wedge bonder volume was attributable mainly to the power discrete semiconductor packaging portion of the market. Our customers built up their inventories, but slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production, reducing their need for new equipment. Sales to the power hybrid market remained fairly flat.

Increased costs impacted gross profit and were mainly attributable to our wedge bonders and ball bonders. Increased costs for our wedge bonders were due to lower manufacturing volumes at our wedge bonder facilities in the U.S. and Asia.  Ball bonder costs were higher due to a change in customer and product mix from our IConnPS ProCu and our large bondable area products.

Unfavorable volume and cost changes were partially offset by favorable pricing from our ball bonders due to a change in customer and product mix from our IConnPS ProCu and our large bondable area products.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three months ended December 31, 2011 and January 1, 2011:

	December 31, 2011 vs. January 1, 2011
(in thousands)	Price	Cost	Volume	Change
Expendable Tools	$149	$(187)	$(1,483)	$(1,521)

For the three months ended December 31, 2011, Expendable Tools gross profit decreased as volume was generally lower across all product lines. These decreases were attributable to the general slowdown in the industry.

Operating Expenses

The following table reflects operating expenses as a percentage of net revenue:

	Three months ended		Basis point
	December 31, 2011	January 1, 2011	change
Selling, general & administrative	24.0%	23.4%	(60)
Research & development	11.8%	10.2%	(160)
Total operating expenses	35.8%	33.6%	(220)

Selling, General and Administrative (“SG&A”)

SG&A decreased $6.1 million during the three months ended December 31, 2011 as compared to the three months ended January 1, 2011 due primarily to:

•	$2.8 million decrease in sales commissions and incentives due to lower net revenue for the current fiscal quarter;
•	$1.8 million due to the curtailment of our Switzerland pension plan; and
•	$1.4 million lower incentive compensation expense as a result of lower net income for the current fiscal quarter.

Research and Development (“R&D”)

R&D expense decreased $1.0 million for the three months ended December 31, 2011 as compared to the same period a year ago due primarily to lower staff costs as a result of the consolidation and reduction of headcount to further streamline our R&D technology centers.

Income from Operations

The following table reflects income from operations for the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(dollar amounts in thousands)	December 31, 2011	January 1, 2011	$ Change	% Change
Equipment	$9,877	$19,184	$(9,307)	-48.5%
Expendable Tools	2,499	2,883	(384)	-13.3%
Total income from operations	$12,376	$22,067	$(9,691)	-43.9%

Equipment

For the three months ended December 31, 2011, lower Equipment income from operations as compared to the prior year period was due primarily to lower volume for our wedge bonders and AT Premier bonders. The reduction in wedge bonder volume was attributable mainly to the power discrete semiconductor packaging portion of the market. Our customers built up their inventories, but slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production, reducing their need for new equipment. Sales to the power hybrid market remained fairly flat.

In addition, lower income from operations was a result of higher costs mainly attributable to our wedge bonders and ball bonders. Increased costs for wedge bonders were due to lower manufacturing volumes at our facilities in the U.S. and Asia.  Ball bonder costs were higher due to a change in customer and product mix from our IConnPS ProCu and our large bondable area products.

Unfavorable volume and cost changes were partially offset by favorable pricing from our ball bonders due to a change in customer and product mix from our IConnPS ProCu and our large bondable area products.

Expendable Tools

For the three months ended December 31, 2011, Expendable Tools income from operations decreased as volume was generally lower across all product lines. These decreases were attributable to the general slowdown in the industry.

Interest Income and Expense

The following table reflects interest income and interest expense for the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(dollar amounts in thousands)	December 31, 2011	January 1, 2011	$ Change	% Change
Interest income	$260	$105	$155	147.6%
Interest expense: cash	(242)	(242)	-	0.0%
Interest expense: non-cash	(1,910)	(1,772)	(138)	7.8%

Interest income for the three months ended December 31, 2011 was higher as compared to the prior year period due to higher invested cash and short-term investment balances.

Non-cash interest expense for the three months ended December 31, 2011 and January 1, 2011is attributable to the amortization of the debt discount related to our 0.875% Convertible Subordinated Notes.

Provision for Income Taxes

The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(in thousands)	December 31, 2011	January 1, 2011
Income from operations before income taxes	$10,484	$20,158
Provision for income taxes	1,977	5,059
Net income	$8,507	$15,099

Effective tax rate	18.9%	25.1%

For the three months ended December 31, 2011, the effective income tax rate differed from the federal statutory rate due primarily to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, as well as other U.S. current and deferred taxes.

For the three months ended January 1, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the impact of tax holidays and decreases in the valuation allowance offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and investments as of December 31, 2011 and October 1, 2011:

	As of
(dollar amounts in thousands)	December 31, 2011	October 1, 2011	Change
Cash and cash equivalents	$403,761	$378,188	$25,573
Short-term investments	-	6,364	(6,364)
Total cash and investments	$403,761	$384,552	$19,209
Percentage of total assets	57.6%	52.8%

The following table reflects summary Consolidated Statement of Cash Flow information for the three months ended December 31, 2011 and January 1, 2011:

	Three months ended
(in thousands)	December 31, 2011	January 1, 2011
Net cash provided by continuing operations	$34,324	$25,310
Net cash used in discontinued operations	(486)	(524)
Net cash provided by operating activities	$33,838	$24,786
Net cash used in investing activities	(9,982)	(5,648)
Net cash provided by financing activities	1,576	125
Effect of exchange rate changes on cash and cash equivalents	141	176
Changes in cash and cash equivalents	$25,573	$19,439
Cash and cash equivalents, beginning of period	378,188	178,112
Cash and cash equivalents, end of period	$403,761	$197,551

Three months ended December 31, 2011

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $8.5 million plus non-cash adjustments of $8.1 million. In addition, working capital changes provided $17.7 million driven by  decreases in accounts receivable and inventory partially offset by decreases in accounts payable, accrued expenses and other current liabilities.

Net cash provided by investing activities was due to the sale of short term investments of $6.4 million partially offset by capital expenditures of $1.5 million. In addition, the three months ended December 31, 2011 included a one-time payment of $14.8 million related to the Company’s Earnout Agreement with Orthodyne Electronics Corporation related to its acquisition of that business in October 2008.

Net cash provided by financing activities was the result of proceeds from stock option exercises.

Discontinued Operations

Net cash used in operating activities was related to facility payments for our former Test business.

Three months ended January 1, 2011

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $15.1 million plus non-cash adjustments of $11.8 million partially offset by changes in working capital of $1.6 million. Working capital changes were primarily driven by decreases in accounts payable, accrued expenses, and other current liabilities and decreases in accounts receivable.

Net cash used in investing activities of $5.6 million was comprised of capital expenditures of $2.7 million and purchases of short term investments of $3.2 million.

Discontinued Operations

Net cash used in operating activities was related to facility payments for our former Test business.

Fiscal 2012 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2012 capital expenditures to be $10.0 to $11.0 million. Expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.

We believe that our existing cash and investments, anticipated cash flows from operations and available credit facility will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We will continue to use our cash for working capital needs, general corporate purposes, and to repay our Convertible Subordinated Notes upon maturity.

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

Convertible Subordinated Notes

The following table reflects additional information regarding our Convertible Subordinated Notes as of December 31, 2011:

Description	Maturity Date	Par Value	Fair Value as of December 31, 2011 (1)
		(in thousands)
0.875% Convertible Subordinated Notes (2)	June 1, 2012	$110,000	$109,324

(1)  In accordance with ASC 820, we rely upon observable market data such as our common stock price, interest rates, and other market factors.

(2)  We determined maintenance of our corporate rating was not necessary; therefore, our 0.875% Convertible Subordinated Notes are not rated.

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 31, 2011 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

Other Obligations and Contingent Payments

The following table reflects obligations and contingent payments under various arrangements as of December 31, 2011:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Due date not determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$110,000	$110,000

Current and long-term liabilities:
Pension plan obligations	5,646					$5,646
Severance	2,508	2,393	$115
Facility accrual related to discontinued operations (Test)	1,090	1,090
Obligations related to Chief Executive Officer transition (2)	926	698	228
Operating lease retirement obligations	2,505	771	941	$-	$793
Long-term income taxes payable	1,864				1,864
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$124,539	$114,952	$1,284	$-	$2,657	$5,646

Contractual Obligations:
Inventory purchase obligations (3)	$68,767	$68,767
Operating lease obligations (4)	28,433	9,551	$9,533	$5,011	$4,338
Cash paid for interest	481	481
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$97,681	$78,799	$9,533	$5,011	$4,338	$-

(1) Does not reflect debt discount of $3.0 million related to our 0.875% Convertible Subordinated Notes.
(2) In connection with the September 2010 retirement of our former Chief Executive Officer (“CEO”), we entered into a three-year consulting arrangement with him. Additionally in connection with his retirement, we agreed to make deferred cash payments equal to the difference, if any, between (i) the fair market value of our shares of common stock to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of our shares of common stock actually received by him pursuant to such awards. In July 2011, $1.7 million was paid as a deferred cash payment. An additional deferred cash payment, if any, is expected to be paid in February 2012.
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

Credit Facility

On April 4, 2011, Kulicke & Soffa Pte. Ltd. (“Pte”), our wholly owned subsidiary, entered into a Short Term Credit Facilities Agreement (the “Facilities Agreement”) with DBS Bank Ltd. (“DBS Bank”). In accordance with the Facilities Agreement, DBS Bank has agreed to make available to Pte the following banking facilities:

(i) a short-term loan facility of up to $12.0 million (the “STL Facility”); and
(ii) a revolving credit facility of up to $8.0 million (the “RC Facility”).

The STL Facility is an uncommitted facility, and therefore, is cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bear interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility is a committed facility and is available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bear interest at SIBOR plus 2.5%. The Facilities Agreement has been entered into in order to provide support, if needed, to fund Pte’s working capital requirements. Pte did not have any borrowings under the Facilities Agreement as of December 31, 2011.

The Facilities Agreement and related debenture dated April 4, 2011 replaced the facilities agreement and related debenture by and between Kulicke and Soffa Global Holding Corporation, our wholly-owned subsidiary, and DBS Bank Ltd. (Labuan Branch), entered into on September 29, 2010, which were terminated as of April 4, 2011. There were no borrowings under this facilities agreement as of January 1, 2011.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements such as derivatives, indirect guarantees of indebtedness, contingent interests, or obligations associated with variable interest entities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of December 31, 2011, we had no available-for-sale investments.

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

Based on our overall currency rate exposure as of December 31, 2011, a near term 10.0% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could impact on our financial position, results of operations or cash flows by $4 to $5 million. Our board of directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of December 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

PART II  OTHER INFORMATION

Item 1A. RISK FACTORS

Certain Risks Related to Our Business

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended October 1, 2011 filed with the Securities and Exchange Commission.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 3, 2012	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President, Chief Financial Officer and Principal Accounting Officer