Form 10-Q
period 2012-03-31
KULICKE & SOFFA INDUSTRIES INC
filed 2012-05-04
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 25, 2012, there were 74,040,835 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

March 31, 2012

PART I. - FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

Unaudited

	As of
	March 31, 2012	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$426,139	$378,188
Short-term investments	-	6,364
Accounts and notes receivable, net of allowance for doubtful accounts of $2,805 and $2,194, respectively	134,426	138,649
Inventories, net	63,303	73,092
Prepaid expenses and other current assets	22,675	21,897
Deferred income taxes	1,658	1,651
Total current assets	648,201	619,841

Property, plant and equipment, net	25,233	26,501
Goodwill	41,546	41,546
Intangible assets	24,976	29,565
Other assets	10,909	10,938
TOTAL ASSETS	$750,865	$728,391

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$108,795	$105,224
Accounts payable	46,913	36,321
Accrued expenses and other current liabilities	36,767	43,528
Earnout agreement payable (Note 4)	-	14,848
Income taxes payable	13,717	14,261
Total current liabilities	206,192	214,182

Deferred income taxes	32,028	32,065
Other liabilities	10,147	12,267
TOTAL LIABILITIES	248,367	258,514

Commitments and contingent liabilities (Note 10)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 78,958 and 77,733, respectively;
outstanding 74,004 and 72,779 shares, respectively	448,866	441,749
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	97,064	71,940
Accumulated other comprehensive income	2,924	2,544
TOTAL SHAREHOLDERS' EQUITY	502,498	469,877

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$750,865	$728,391

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net revenue	$146,308	$206,729	$266,332	$355,592
Cost of sales	79,621	107,772	144,369	184,523

Gross profit	66,687	98,957	121,963	171,069

Selling, general and administrative	30,534	38,784	59,286	73,634
Research and development	15,911	16,524	30,059	31,719

Operating expenses	46,445	55,308	89,345	105,353

Income from operations	20,242	43,649	32,618	65,716

Interest income	191	156	451	261
Interest expense	(2,200)	(2,021)	(4,352)	(4,035)

Income from operations before income taxes	18,233	41,784	28,717	61,942
Provision for income taxes	1,616	1,899	3,593	6,958

Net income	$16,617	$39,885	$25,124	$54,984

Net income per share:
Basic	$0.23	$0.55	$0.34	$0.77
Diluted	$0.22	$0.54	$0.33	$0.75

Weighted average shares outstanding:
Basic	73,825	71,512	73,683	71,196
Diluted	75,553	73,120	75,160	72,410

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,124	$54,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,479	8,804
Amortization of debt discount and debt issuance costs	3,869	3,552
Equity-based compensation and employee benefits	4,290	4,124
Provision for doubtful accounts	627	(109)
Provision for inventory valuation	1,182	2,212
Deferred taxes	250	2,716
Switzerland pension plan curtailment	(1,820)	-
Impairment of buildings & building improvements	206	-
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	3,817	32,445
Inventory	8,530	(11,407)
Prepaid expenses and other current assets	(1,082)	3,702
Accounts payable, accrued expenses and other current liabilities	4,863	601
Income taxes payable	(575)	81
Other, net	187	82
Net cash provided by continuing operations	57,947	101,787
Net cash used in discontinued operations	(1,045)	(968)
Net cash provided by operating activities	56,902	100,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,881)	(4,589)
Sales (purchases) of investments classified as available-for-sale	6,364	(3,285)
Purchase of Orthodyne (Note 4)	(14,848)	-
Changes in restricted cash, net	-	237
Net cash used in investing activities	(11,365)	(7,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	2,543	4,031
Net cash provided by financing activities	2,543	4,031
Effect of exchange rate changes on cash and cash equivalents	(129)	351
Changes in cash and cash equivalents	47,951	97,564
Cash and cash equivalents at beginning of period	378,188	178,112
Cash and cash equivalents at end of period	$426,139	$275,676

CASH PAID FOR:
Interest	$483	$481
Income taxes	$1,906	$4,288

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of March 31, 2012 and October 1, 2011 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

Recent Accounting Pronouncements

Disclosure about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements (such as enforceable master netting arrangement or similar agreement). This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented.

Amendment to Comprehensive Income

In January 2012, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 superseded certain pending paragraphs in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-12 amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. ASU 2011-12 is effective for fiscal years beginning after December 15, 2011.

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

The following table reflects severance activity during the three months and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Six months ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Accrual for estimated severance and benefits, beginning of period	$1,461	$3,473	$1,834	$2,395
Provision for estimated severance and benefits: Equipment segment (1)	132	541	115	1,685
Provision for estimated severance and benefits: Expendable Tools segment (1)	15	139	36	463
Payment of severance and benefits	(532)	(1,000)	(909)	(1,390)
Accrual for estimated severance and benefits, end of period (2)	$1,076	$3,153	$1,076	$3,153

(1)	Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

For the three and six months ended March 31, 2012 and April 2, 2011, in addition to these restructuring amounts, the Company had other severance obligations included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of March 31, 2012 and October 1, 2011:

	As of
(in thousands)	March 31, 2012	October 1, 2011
Short-term investments, available-for-sale:
Deposits maturing within one year (1)	$-	$6,364
	$-	$6,364

Inventories, net:
Raw materials and supplies	$34,864	$45,883
Work in process	24,964	26,237
Finished goods	18,880	16,071
	78,708	88,191
Inventory reserves	(15,405)	(15,099)
	$63,303	$73,092

Property, plant and equipment, net:
Land	$2,086	$2,086
Buildings and building improvements (2)	4,820	5,026
Leasehold improvements	15,767	15,389
Data processing equipment and software	23,197	22,804
Machinery, equipment, furniture and fixtures	40,086	38,327
	85,956	83,632
Accumulated depreciation	(60,723)	(57,131)
	$25,233	$26,501

Accrued expenses and other current liabilities:
Wages and benefits	$15,872	$17,313
Accrued customer obligations (3)	8,914	11,388
Commissions and professional fees (4)	3,009	3,293
Severance (5)	1,889	3,083
Short-term facility accrual related to discontinued operations (Test)	536	1,564
Other	6,547	6,887
	$36,767	$43,528

(1)	All short-term investments were classified as available for sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). As of March 31, 2012 and October 1, 2011, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three or six months ended March 31, 2012 and April 2, 2011.
(2)	In accordance with ASC No. 360, Property, Plant and Equipment, due to unfavorable real estate trends and the Company’s transition of die bonder manufacturing from Berg, Switzerland to Asia, the Company recorded a $3.0 million write down in value for its building in Berg in fiscal 2011. Following the approval of the Board of Directors on February 14, 2012 to sell the building in Berg, the Company recorded an additional $0.2 million write down to reduce the value of the building to fair value less cost to sell in the three months ended March 31, 2012, as a result of its classification as an asset held for sale. The building is on the market and a sale is expected to be completed within one year.
In accordance with ASC 820, the Company relies upon observable market data such as market price of similar buildings in Berg and other market factors in establishing fair value.
(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

(4)	Balances as of March 31, 2012 and October 1, 2011 include nil and $0.3 million, respectively, of liability classified stock compensation expenses in connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”). In addition, balances for both periods include $0.3 million related to his three year consulting arrangement. In addition, $0.2 million and $0.3 million, respectively, were recorded within other liabilities related to the long term portion of his consulting agreement as of March 31, 2012 and October 1, 2011, respectively.
(5)	Total severance payable within the next twelve months includes the restructuring plan discussed in Note 2 and approximately $0.8 million of other severance not part of the Company’s plan for transition and consolidation of operations to Asia.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2011 and concluded that no impairment charge was required. The Company also tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. No triggering event occurred during the three and six months ended March 31, 2012.

On October 3, 2008, the Company completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout. Agreement entered into in connection with the acquisition. At the end of fiscal 2011, the Company accrued $14.8 million as an adjustment to goodwill which was paid during the first quarter of fiscal 2012.

The following table reflects Goodwill as of March 31, 2012 and October 1, 2011:

	As of
(in thousands)	March 31, 2012	October 1, 2011
Beginning of period, Goodwill	$41,546	$26,698
Increase to Goodwill for Earnout	-	14,848
End of period, Goodwill	$41,546	$41,546

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of March 31, 2012 and October 1, 2011:

	As of		Average estimated
(dollar amounts in thousands)	March 31, 2012	October 1, 2011	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(16,602)	(14,230)
Net wedge bonder developed technology	16,598	18,970

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(13,510)	(11,580)
Net wedge bonder customer relationships	5,790	7,720

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(2,012)	(1,725)
Net wedge bonder trade name	2,588	2,875

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	-	-
Net intangible assets	$24,976	$29,565

The following table reflects estimated annual amortization expense related to intangible assets as of March 31, 2012:

As of
(in thousands)	March 31, 2012
Remaining fiscal 2012	$4,589
Fiscal 2013	9,178
Fiscal 2014	5,318
Fiscal 2015	5,318
Fiscal 2016	573
Total amortization expense	$24,976

NOTE 5: DEBT AND OTHER OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of March 31, 2012 and October 1, 2011:

				As of
Rate	Payment date of each year	Conversion price	Maturity date	March 31, 2012	October 1, 2011
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$110,000	$110,000

	Debt discount on 0.875% Convertible Subordinated Notes due June 2012			(1,205)	(4,776)
				$108,795	$105,224

The following table reflects the estimated fair value of the Company’s Convertible Subordinated Notes as of March 31, 2012 and October 1, 2011:

	Fair value as of (1)
Description	March 31, 2012	October 1, 2011
	(in thousands)
0.875% Convertible Subordinated Notes	$108,966	$109,450

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors in establishing fair value.

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Six months ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Amortization expense related to issue costs	$151	$141	$298	$279

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

The STL Facility was an uncommitted facility, and therefore, was cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bore interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility was a committed facility and was available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bore interest at SIBOR plus 2.5%. The Facilities Agreement was entered into in order to provide support, if needed, to fund Pte’s working capital requirements. Pte did not have any borrowings under the Facilities Agreement.

The Facilities Agreement and related debenture dated April 4, 2011 replaced the facilities agreement and related debenture by and between Kulicke and Soffa Global Holding Corporation, a wholly-owned subsidiary of the Company, and DBS Bank Ltd. (Labuan Branch), entered into on September 29, 2010, which were terminated as of April 4, 2011. There were no borrowings under this facilities agreement.

On March 7, 2012, Pte notified the DBS Bank to cancel the STL Facility and the RC Facility. The STL Facility and the BC Facility were subsequently cancelled in accordance with the terms of the Facilities Agreement and on April 17, 2012, the related debenture was discharged.

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

The following table reflects the Company’s matching contributions to the Plan which were made in the form of issued and contributed shares of common stock or cash during the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Six months ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Number of common shares	n/a	n/a	n/a	42
Fair value based upon market price at date of distribution	n/a	n/a	n/a	$279
Cash	$686	$406	$932	$406

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of March 31, 2012 and October 1, 2011:

	As of
(in thousands)	March 31, 2012	October 1, 2011
Gain from foreign currency translation adjustments	$3,158	$2,789
Unrecognized actuarial gain, Switzerland pension plan, net of tax	154	143
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$2,924	$2,544

The following table reflects the components of comprehensive income for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Six months ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income	$16,617	$39,885	$25,124	$54,984
Gain from foreign currency translation adjustments	201	196	369	894
Unrecognized actuarial net gain (loss), Switzerland pension plan, net of tax	(3)	-	11	(42)
Other comprehensive income	$198	$196	$380	$852
Comprehensive income	$16,815	$40,081	$25,504	$55,836

Equity-Based Compensation

As of March 31, 2012, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant.

As of March 31, 2012, the Company’s one active plan, the 2009 Equity Plan, had 5.5 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended March 31, 2012 and April 2, 2011 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The Company did not issue any stock options during the three and six months ended March 31, 2012 or April 2, 2011. The following table reflects restricted stock and common stock granted during the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Six months ended
(shares in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Market-based restricted stock	8	19	437	368
Time-based restricted stock	3	92	689	708
Common stock	19	25	44	54
Equity-based compensation in shares	30	136	1,170	1,130

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Six months ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Cost of sales	$97	$56	$182	$104
Selling, general and administrative (1)	1,833	2,148	3,444	3,111
Research and development	463	354	866	630
Total equity-based compensation expense	$2,393	$2,558	$4,492	$3,845

The following table reflects equity-based compensation expense, by type of award, for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Six months ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Market-based restricted stock (2)	$931	$871	$1,529	$873
Time-based restricted stock	1,172	1,123	2,312	2,122
Performance-based restricted stock (3)	97	364	269	435
Stock options	13	20	22	55
Common stock	180	180	360	360
Total equity-based compensation expense	$2,393	$2,558	$4,492	$3,845

(1)	The three and six months ended March 31, 2012 selling, general and administrative expense includes $0.1 million and $0.2 million, respectively, related to the liability classified stock compensation expense for the retired former CEO. In connection with his retirement, deferred cash payments equal the difference, if any, between (i) the fair market value of the shares of common stock of the Company to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of the shares of common stock of the Company actually received by him pursuant to such awards. The deferred cash payments, if any, will be paid in July 2011 and February 2012, respectively. Likewise, the three and six months ended April 2, 2011 selling, general and administrative expense includes $0.7 million and $0.6 million, respectively, related to the liability classified stock compensation expense for the retired former CEO.

(2)	The three and six months ended April 2, 2011 includes $0.5 million and $0.4 million, respectively, related to the liability classified stock compensation expense for the retired former CEO.
(3)	The three and six months ended March 31, 2012 includes $0.1 million and $0.2 million, respectively, related to the liability classified stock compensation expense for the retired former CEO. Likewise the three and six months ended April 2, 2011 includes $0.2 million related to the liability classified stock compensation expense for the retired former CEO.

Pension Plan

In accordance with regulations in Switzerland, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. During fiscal 2011, the Company announced the intention to reduce its Switzerland workforce by approximately 50 employees, which triggered a curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation – Retirement Benefits, Defined Benefit Plans. As a result, the Company recognized a pretax curtailment and settlement gain of approximately $1.8 million in the quarter ended December 31, 2011.

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

The Company’s 0.875% Convertible Subordinated Notes would not result in the issuance of any dilutive shares, since the Notes were not convertible and the conversion option was not “in the money” as of March 31, 2012 and April 2, 2011. Accordingly, diluted EPS excludes the effect of the conversion of the 0.875% Convertible Subordinated Notes.

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended
(in thousands, except per share)	March 31, 2012		April 2, 2011
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$16,617	$16,617	$39,885	$39,885
Less: income applicable to participating securities	-	-	(243)	(243)

Net income applicable to common shareholders	$16,617	$16,617	$39,642	$39,642

DENOMINATOR:
Weighted average shares outstanding - Basic	73,825	73,825	71,512	71,512
Stock options		184		328
Time-based restricted stock		674		761
Market-based restricted stock		870		519
Weighted average shares outstanding - Diluted (1)		75,553		73,120

EPS:

Net income per share - Basic	$0.23	$0.23	$0.55	$0.55

Effect of dilutive shares		(0.01)		$(0.01)

Net income per share - Diluted		$0.22		$0.54

(1)	For the three months ended March 31, 2012 and April 2, 2011, excludes 0 and 365 dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

For the three months ended March 31, 2012 and April 2, 2011, 0.1 million and 0.4 million potentially dilutive shares, respectively, related to out of the money stock options, were excluded from EPS.

	Six months ended
(in thousands, except per share)	March 31, 2012		April 2, 2011
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$25,124	$25,124	$54,984	$54,984
Less: income applicable to participating securities	(10)	(10)	(343)	(343)

Net income applicable to common shareholders	$25,114	$25,114	$54,641	$54,641

DENOMINATOR:
Weighted average shares outstanding - Basic	73,683	73,683	71,196	71,196
Stock options		152		189
Time-based restricted stock		557		592
Market-based restricted stock		768		433
Weighted average shares outstanding - Diluted (1)		75,160		72,410

EPS:

Net income per share - Basic	$0.34	$0.34	$0.77	$0.77

Effect of dilutive shares		(0.01)		$(0.02)

Net income per share - Diluted		$0.33		$0.75

(1)	For the six months ended March 31, 2012 and April 2, 2011, excludes 5 and 348 dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

For the six months ended March 31, 2012 and April 2, 2011, 0.2 million and 0.8 million potentially dilutive shares, respectively, related to out of the money stock options, were excluded from EPS.

NOTE 8: INCOME TAXES

The following table reflects the provision for income taxes and the effective tax rate for the six months ended March 31, 2012 and April 2, 2011:

	Six months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011
Income from operations before income taxes	$28,717	$61,942
Provision for income taxes	3,593	6,958
Net income	$25,124	$54,984

Effective tax rate	12.5%	11.2%

For the six months ended March 31, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

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

The following table reflects operating information by segment for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Six months ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net revenue:
Equipment	$131,053	$190,010	$237,202	$322,708
Expendable Tools	15,255	16,719	29,130	32,884
Net revenue	146,308	206,729	266,332	355,592
Cost of sales :
Equipment	72,835	100,833	131,839	171,071
Expendable Tools	6,786	6,939	12,530	13,452
Cost of sales	79,621	107,772	144,369	184,523
Gross profit :
Equipment	58,218	89,177	105,363	151,637
Expendable Tools	8,469	9,780	16,600	19,432
Gross profit	66,687	98,957	121,963	171,069
Operating expenses:
Equipment	40,202	47,831	77,470	91,107
Expendable Tools	6,243	7,477	11,875	14,246
Operating expenses	46,445	55,308	89,345	105,353
Income from operations:
Equipment	18,016	41,346	27,893	60,530
Expendable Tools	2,226	2,303	4,725	5,186
Income from operations	$20,242	$43,649	$32,618	$65,716

The following table reflects assets by segment as of March 31, 2012 and October 1, 2011:

	As of
(in thousands)	March 31, 2012	October 1, 2011
Segment assets:
Equipment	$635,339	$639,149
Expendable Tools	115,526	89,242
Total assets	$750,865	$728,391

The following tables reflect capital expenditures for the six months ended March 31, 2012 and April 2, 2011, and depreciation expense for the three and six months ended March 31, 2012 and April 2, 2011:

	Six months ended
(in thousands)	March 31, 2012	April 2, 2011
Capital expenditures:
Equipment	$2,277	$2,179
Expendable Tools	604	2,410
Capital expenditures	$2,881	$4,589

	Three months ended		Six months ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Depreciation expense
Equipment	$1,335	$1,460	$2,735	$2,982
Expendable Tools	592	551	1,155	1,050
Depreciation expense	$1,927	$2,011	$3,890	$4,032

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

The following table reflects the reserve for product warranty activity for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Six months ended
(in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Reserve for product warranty, beginning of period	$1,614	$2,236	$2,245	$2,657
Provision for product warranty	678	529	852	938
Product warranty costs paid	(929)	(711)	(1,734)	(1,541)
Reserve for product warranty, end of period	$1,363	$2,054	$1,363	$2,054

Other Commitments and Contingencies

The following table reflects operating lease obligations not reflected on the Consolidated Balance Sheet as of March 31, 2012:

		Payments due by fiscal year
(in thousands)	Total	2012	2013	2014	2015	thereafter
Operating lease obligations	$27,633	$5,119	$8,335	$3,695	$3,041	$7,443

The Company has minimum rental commitments under various leases which are not recorded as liabilities on the balance sheet (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Concentrations

The following tables reflect significant customer concentrations for the six months ended and as of March 31, 2012 and April 2, 2011:

	Six months ended
	March 31, 2012	April 2, 2011
Customer net revenue as a percentage of Net Revenue
Advanced Semiconductor Engineering	16.1%	18.8%

Customer accounts receivable as a percentage of Total Accounts Receivable
Advanced Semiconductor Engineering	13.0%	*
Haoseng Industrial Company Limited (1)	11.0%	*
Siliconware Precision Industries Co. Limited	17.0%	10.0%

* Represents less than 10% of net revenue or total accounts receivable, as applicable.

(1) Distributor of the Company's products.

Item 2. – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. We intend to repay our 0.875% Convertible Subordinated Notes with cash up to the principal amount of $110.0 million at maturity on June 1, 2012. We have also notified the DBS bank on March 7, 2012 to cancel our short-term loan facility of up to $12.0 million and revolving credit facility of up to $8.0 million and the related debenture was discharged on April 17, 2012. As of March, 31, 2012, our total cash, cash equivalents and investments was $426.1 million, which exceeded the face value of our total debt by $316.1 million, a $41.6 million increase from our fiscal year end. This strong cash position better enables continual investment in product development as well as in production capability improvements throughout the semiconductor cycle.

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

Products and Services

We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and six months ended March 31, 2012 and April 2, 2011, respectively:

	Three months ended
	March 31, 2012		April 2, 2011
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$131,053	89.6%	$190,010	91.9%
Expendable Tools	15,255	10.4%	16,719	8.1%
	$146,308	100.0%	$206,729	100.0%

	Six months ended
	March 31, 2012		April 2, 2011
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$237,202	89.1%	$322,708	90.8%
Expendable Tools	29,130	10.9%	32,884	9.2%
	$266,332	100.0%	$355,592	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications using either gold or copper wire

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS	Cost performance, low pin count applications using either gold or copper wire

	ConnXPS Plus	Second generation cost performance, low pin count applications using either gold or copper wire

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS LA	Cost performance large area substrate and matrix applications

	AT Premier	Stud bumping applications (high brightness LED and image sensor)

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	7600HD	Power semiconductors including smaller power packages using either aluminum wire or PowerRibbon®

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

(1) Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnX PS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010, January 2011 and March 2012, we introduced the IConnPS ProCu, IConnPS ProCu LA and ConnXPS Plus, respectively, which offer a significant new level of capability for customers transitioning from gold to copper wire bonding.

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

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•	Capillaries: expendable tools used in ball bonders. Made of ceramic, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment. In addition, our capillaries are used with both gold and copper wire.

•	Bonding wedges: expendable tools used in wedge bonders. Like capillaries, their specific features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors’ equipment.

•	Saw blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been molded in a matrix configuration into individual units.

RESULTS OF OPERATIONS

The following tables reflect our income from operations for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Net revenue	$146,308	$206,729	$(60,421)	-29.2%
Cost of sales	79,621	107,772	(28,151)	-26.1%
Gross profit	66,687	98,957	(32,270)	-32.6%

Selling, general and administrative	30,534	38,784	(8,250)	-21.3%
Research and development	15,911	16,524	(613)	-3.7%
Operating expenses	46,445	55,308	(8,863)	-16.0%

Income from operations	$20,242	$43,649	$(23,407)	-53.6%

	Six months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Net revenue	$266,332	$355,592	$(89,260)	-25.1%
Cost of sales	144,369	184,523	(40,154)	-21.8%
Gross profit	121,963	171,069	(49,106)	-28.7%

Selling, general and administrative	59,286	73,634	(14,348)	-19.5%
Research and development	30,059	31,719	(1,660)	-5.2%
Operating expenses	89,345	105,353	(16,008)	-15.2%

Income from operations	$32,618	$65,716	$(33,098)	-50.4%

Net Revenue

Approximately 97.7% and 98.3% of our net revenue for the three months ended March 31, 2012 and April 2, 2011, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 97.8% and 97.8% of our net revenue for the six months ended March 31, 2012 and April 2, 2011, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.

The following tables reflect net revenue by business segment for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Equipment	$131,053	$190,010	$(58,957)	-31.0%
Expendable Tools	15,255	16,719	(1,464)	-8.8%
Total net revenue	$146,308	$206,729	$(60,421)	-29.2%

	Six months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Equipment	$237,202	$322,709	$(85,507)	-26.5%
Expendable Tools	29,130	32,883	(3,753)	-11.4%
Total net revenue	$266,332	$355,592	$(89,260)	-25.1%

Equipment

The following table reflects the components of Equipment net revenue change between the three and six months ended March 31, 2012 and April 2, 2011:

	March 31, 2012 vs. April 2, 2011
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$(1,803)	$(57,154)	$(58,957)	$1,991	$(87,498)	$(85,507)

For the three months ended March 31, 2012, the lower Equipment net revenue as compared to the prior year period was due primarily to the lower volume from our wedge bonders and ball bonders. The volume reductions in both wedge bonders and ball bonders were due mainly to the cyclical nature of the industry. In addition, pricing on our wedge bonders and ball bonders was less favorable due to a change in customer and product mix.

For the six months ended March 31, 2012, the lower Equipment net revenue as compared to the prior year period was due primarily to the lower volume from our wedge bonders and ball bonders. Both volume reductions in wedge bonders and ball bonders were due mainly to the cyclical nature of the industry. Lower volumes were offset partially by more favorable pricing on our ball bonders due to a change in customer mix.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three and six months ended March 31, 2012 and April 2, 2011:

	March 31, 2012 vs. April 2, 2011
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$107	$(1,571)	$(1,464)	$244	$(3,997)	$(3,753)

Expendable Tools net revenue decreased 8.8% for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. Net revenue decreased 11.4% for the six months ended March 31, 2012 compared to the six months ended April 2, 2011. The decreases were due primarily to volume decreases in all our Expendable Tools businesses.

Gross Profit

The following tables reflect gross profit by business segment for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Equipment	$58,218	$89,177	$(30,959)	-34.7%
Expendable Tools	8,469	9,780	(1,311)	-13.4%
Total gross profit	$66,687	$98,957	$(32,270)	-32.6%

	Six months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Equipment	$105,363	$151,637	$(46,274)	-30.5%
Expendable Tools	16,600	19,432	(2,832)	-14.6%
Total gross profit	$121,963	$171,069	$(49,106)	-28.7%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Basis Point
	March 31, 2012	April 2, 2011	Change
Equipment	44.4%	46.9%	(250)
Expendable Tools	55.5%	58.5%	(300)
Total gross margin	45.6%	47.9%	(230)

	Six months ended		Basis Point
	March 31, 2012	April 2, 2011	Change
Equipment	44.4%	47.0%	(260)
Expendable Tools	57.0%	59.1%	(210)
Total gross margin	45.8%	48.1%	(230)

Equipment

The following table reflects the components of Equipment gross profit change between the three and six months ended March 31, 2012 and April 2, 2011:

	March 31, 2012 vs. April 2, 2011
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$(1,803)	$40	$(29,196)	$(30,959)	$1,991	$(3,603)	$(44,662)	$(46,274)

For the three months ended March 31, 2012, the lower Equipment gross profit as compared to the prior year period was due primarily to the lower volume from our wedge bonders and ball bonders. Both volume reductions in wedge bonders and ball bonders were due mainly to the cyclical nature of the industry. In addition, pricing on our wedge bonders and ball bonders was less favorable due to a change in customer and product mix.

For the six months ended March 31, 2012, the lower Equipment gross profit as compared to the prior year period was due primarily to the lower volume from our wedge bonders and ball bonders. Both volume reductions in wedge bonders and ball bonders were due mainly to the cyclical nature of the industry. Lower volumes were partially offset by favorable pricing from our ball bonders due to a change in customer mix. The increased costs were attributable mainly to our ball bonders and wedge bonders. Ball bonder costs were higher due to the change in product mix and customer mix. Additional costs for wedge bonders were due to lower manufacturing volumes and to the fact that we continue to have wedge bonder facilities in the U.S. and Asia.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three and six months ended March 31, 2012 and April 2, 2011:

	March 31, 2012 vs. April 2, 2011
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$107	$(547)	$(871)	$(1,311)	$244	$(969)	$(2,107)	$(2,832)

Expendable Tools gross profit decreased 13.4% for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. Gross profit decreased 14.6% for the six months ended March 31, 2012 compared to the six months ended April 2, 2011. The decreases were due primarily to volume decrease in all our Expendable Tools businesses. Additionally, there were increased costs due to higher manufacturing labor costs in China and under absorption of costs due to the lower volumes.

Operating Expenses

The following tables reflect operating expenses as a percentage of net revenue for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended		Basis point
	March 31, 2012	April 2, 2011	change
Selling, general & administrative	20.9%	18.8%	210
Research & development	10.9%	8.0%	290
Total	31.8%	26.8%	500

	Six months ended		Basis point
	March 31, 2012	April 2, 2011	Change
Selling, general & administrative	22.3%	20.7%	160
Research & development	11.3%	8.9%	240
Total	33.6%	29.6%	400

Selling, General and Administrative (“SG&A”)

SG&A decreased $8.3 million during the three months ended March 31, 2012 as compared to the three months ended April 2, 2011 due primarily to:

•	$4.2 million decrease in sales commissions and company-wide incentives due to lower net revenue and net income for the current fiscal quarter;
•	$1.9 million reduction in staff-related costs and professional service fees due to corporate wide cost reduction initiatives, which included lower discretionary spending and headcount expenses;
•	$1.2 million favorable impact of changes in foreign exchange rates due to the strengthening of foreign currencies against U.S. dollar; and
•	$0.8 million decrease in depreciation and amortization expense mainly related to equipment sent to customers for demonstration and evaluation.

SG&A decreased $14.3 million during the six months ended March 31, 2012 as compared to the six months ended April 2, 2011 due primarily to:

•	$8.4 million decrease in sales commissions and company-wide incentives due to lower net revenue and net income for the current fiscal year;
•	$1.8 million Switzerland pension fund curtailment;
•	$1.7 million favorable impact of changes in foreign exchange rates due to the strengthening of foreign currencies against U.S. dollar; and
•	$1.2 million decrease in depreciation and amortization expense attributed to equipment sent to customers for demonstration and evaluation.

Research and Development (“R&D”)

R&D expense decreased $0.6 million and $1.7 million for the three and six months ended March 31, 2012 as compared to the same periods a year ago due primarily to lower staff costs as a result of the consolidation and reduction of headcount to further streamline our R&D technology centers.

Income from Operations

The following tables reflect income from operations for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Equipment	$18,016	$41,346	$(23,330)	-56.4%
Expendable Tools	2,226	2,303	(77)	-3.3%
Total income from operations	$20,242	$43,649	$(23,407)	-53.6%

	Six months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Equipment	$27,893	$60,530	$(32,637)	-53.9%
Expendable Tools	4,725	5,186	(461)	-8.9%
Total income from operations	$32,618	$65,716	$(33,098)	-50.4%

Equipment

For the three months ended March 31, 2012, lower Equipment income from operations as compared to the prior year period was due primarily to lower volume for our wedge bonders and ball bonders. Both volume reductions in wedge bonders and ball bonders were due mainly to the cyclical nature of the industry.

In addition, lower income from operations was a result of unfavorable pricing from our wedge bonders and ball bonders due to a change in customer and product mix.

For the six months ended March 31, 2012, lower Equipment income from operations as compared to the prior year period was due primarily to lower volume for our wedge bonders and ball bonders. Both volume reductions in wedge bonders and ball bonders were mainly due to the cyclical nature of the industry.

In addition, lower income from operations was a result of higher costs mainly attributable to our wedge bonders and ball bonders. Increased costs for wedge bonders were due to lower manufacturing volumes and as we continue to have wedge bonder facilities in the U.S. and Asia. Ball bonder costs were higher due to a change in customer and product mix.

Unfavorable volume and cost changes were offset partially by favorable pricing from our ball bonders due to a change in customer mix.

Expendable Tools

For the three months and six months ended March 31, 2012, Expendable Tools income from operations decreased as volume was generally lower across all our Expendable Tools businesses. In addition, lower income from operations was a result of higher costs due to higher manufacturing labor costs in China and under absorption of costs due to the lower volumes.

Interest Income and Expense

The following tables reflect interest income and interest expense for the three and six months ended March 31, 2012 and April 2, 2011:

	Three months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Interest income	$191	$156	$35	22.4%
Interest expense: cash	(242)	(241)	(1)	-0.4%
Interest expense: non-cash	(1,958)	(1,780)	(178)	-10.0%

	Six months ended
(dollar amounts in thousands)	March 31, 2012	April 2, 2011	$ Change	% Change
Interest income	$451	$261	$190	72.8%
Interest expense: cash	(484)	(483)	(1)	-0.2%
Interest expense: non-cash	(3,868)	(3,552)	(316)	-8.9%

Interest income for the three and six months ended March 31, 2012 was higher as compared to the prior year period due to higher invested cash and short-term investment balances.

Non-cash interest expense for the three and six months ended March 31, 2012 and April 2, 2011 is attributable to the amortization of the debt discount related to our 0.875% Convertible Subordinated Notes.

Provision for Income Taxes

The following table reflects the provision for income taxes and the effective tax rate for the six months ended March 31, 2012 and April 2, 2011:

	Six months ended
(in thousands)	March 31, 2012	April 2, 2011
Income from operations before income taxes	$28,717	$61,942
Provision for income taxes	3,593	6,958
Net income	$25,124	$54,984

Effective tax rate	12.5%	11.2%

For the six months ended March 31, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and investments as of March 31, 2012 and October 1, 2011:

	As of
(dollar amounts in thousands)	March 31, 2012	October 1, 2011	Change
Cash and cash equivalents	$426,139	$378,188	$47,951
Short-term investments	-	6,364	(6,364)
Total cash and investments	$426,139	$384,552	$41,587
Percentage of total assets	56.8%	52.8%

The following table reflects summary Consolidated Statement of Cash Flow information for the six months ended March 31, 2012 and April 2, 2011:

	Six months ended
(in thousands)	March 31, 2012	April 2, 2011
Net cash provided by continuing operations	$57,947	$101,787
Net cash used in discontinued operations	(1,045)	(968)
Net cash provided by operating activities	$56,902	$100,819
Net cash used in investing activities	(11,365)	(7,637)
Net cash provided by financing activities	2,543	4,031
Effect of exchange rate changes on cash and cash equivalents	(129)	351
Changes in cash and cash equivalents	$47,951	$97,564
Cash and cash equivalents, beginning of period	378,188	178,112
Cash and cash equivalents, end of period	$426,139	$275,676

Six months ended March 31, 2012

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $25.1 million plus non-cash adjustments of $17.1 million. In addition, working capital changes provided $15.7 million driven by decreases in accounts receivable and inventory and increases in accounts payable, accrued expenses and other current liabilities partially offset by increases in prepaid expenses and other current assets.

Net cash used in investing activities was due to the sale of short term investments of $6.4 million partially offset by capital expenditures of $2.9 million. In addition, the six months ended March 31, 2012 included a one-time payment of $14.8 million related to the Company’s Earnout Agreement with Orthodyne Electronics Corporation related to its acquisition of that business in October 2008.

Net cash provided by financing activities was the result of proceeds from stock option exercises.

Discontinued Operations

Net cash used in operating activities was related to facility payments for our former Test business.

Six months ended April 2, 2011

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $55.0 million plus non-cash adjustments of $21.3 million. Offsetting cash provided by net income were working capital changes of $25.5 million primarily driven by decreases in accounts receivable and increases in inventories.

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

Convertible Subordinated Notes

The following table reflects additional information regarding our Convertible Subordinated Notes as of March 31, 2012:

Description	Maturity Date	Par Value	Fair Value as of March 31, 2012 (1)
	(in thousands)
0.875% Convertible Subordinated Notes (2)	June 1, 2012	$110,000	$108,966

(1) In accordance with ASC 820, we rely upon observable market data such as our common stock price, interest rates, and other market factors.

(2) We determined maintenance of our corporate rating was not necessary; therefore, our 0.875% Convertible Subordinated Notes are not rated.

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 31, 2012 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

Other Obligations and Contingent Payments

The following table reflects obligations and contingent payments under various arrangements as of March 31, 2012:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Due date not determinable
Contractual Obligations:
Convertible Subordinated Notes, par value (1)	$110,000	$110,000

Current and long-term liabilities:
Pension plan obligations	5,657					$5,657
Severance	1,940	1,889	$51
Facility accrual related to discontinued operations (Test)	536	536
Obligations related to Chief Executive Officer transition (2)	448	293	155
Operating lease retirement obligations	2,406	658	939		$809
Long-term income taxes payable	1,864				1,864
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$122,851	$113,376	$1,145	$-	$2,673	$5,657

Contractual Obligations:
Inventory purchase obligations (3)	$118,523	$118,523
Operating lease obligations (4)	27,633	9,497	$9,290	$5,439	$3,407
Cash paid for interest	333	333
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$146,489	$128,353	$9,290	$5,439	$3,407	$-

(1)	Does not reflect debt discount of $1.2 million related to our 0.875% Convertible Subordinated Notes.
(2)	In connection with the September 2010 retirement of our former CEO, we entered into a three-year consulting arrangement with him. Additionally in connection with his retirement, we agreed to make deferred cash payments equal to the difference, if any, between (i) the fair market value of our shares of common stock to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of our shares of common stock actually received by him pursuant to such awards. In July 2011, $1.7 million was paid as a deferred cash payment. An additional deferred cash payment of $0.5 million was paid in March 2012.
(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.
(4)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

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

The STL Facility was an uncommitted facility, and therefore, was cancellable by DBS Bank at any time in its sole discretion. Borrowings under the STL Facility bore interest at the Singapore Interbank Offered Rate (“SIBOR”) plus 1.5%. The RC Facility was a committed facility and was available to Pte until September 10, 2013, the maturity date. Borrowings under the RC Facility bore interest at SIBOR plus 2.5%. The Facilities Agreement was entered into in order to provide support, if needed, to fund Pte’s working capital requirements. Pte did not have any borrowings under the Facilities Agreement.

The Facilities Agreement and related debenture dated April 4, 2011 replaced the facilities agreement and related debenture by and between Kulicke and Soffa Global Holding Corporation, a wholly-owned subsidiary of the Company, and DBS Bank Ltd. (Labuan Branch), entered into on September 29, 2010, which were terminated as of April 4, 2011. There were no borrowings under this facilities agreement.

On March 7, 2012, Pte notified the DBS Bank to cancel the STL Facility and the RC Facility. The STL Facility and the RC Facility were subsequently cancelled in accordance with the terms of the Facilities Agreement and on April 17, 2012, the related debenture was discharged.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements such as derivatives, indirect guarantees of indebtedness, contingent interests, or obligations associated with variable interest entities.

Item 3.  –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of March 31, 2012, we had no available-for-sale investments.

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

Based on our overall currency rate exposure as of March 31, 2012, a near term 10.0% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could impact our financial position, results of operations or cash flows by $3 to $4 million. Our board of directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of March 31, 2012.

Item 4.  –  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

PART II.  –  OTHER INFORMATION

Item 1A.  –  RISK FACTORS

CERTAIN RISKS RELATED TO OUR BUSINESS

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended October 1, 2011 filed with the Securities and Exchange Commission.

Item 6.  –  EXHIBITS

Exhibit No.	Description
31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 4, 2012	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

