Form 10-Q
period 2012-06-30
KULICKE & SOFFA INDUSTRIES INC
filed 2012-08-03
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(215) 784-7518

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

As of July 26, 2012, there were 74,105,028 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

June 30, 2012

PART I. - FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

Unaudited

	As of
	June 30, 2012	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$380,697	$378,188
Short-term investments	-	6,364
Accounts and notes receivable, net of allowance for doubtful accounts of $1,167 and $2,194, respectively	177,864	138,649
Inventories, net	65,233	73,092
Prepaid expenses and other current assets	22,902	21,897
Deferred income taxes	1,656	1,651
Total current assets	648,352	619,841

Property, plant and equipment, net	25,504	26,501
Goodwill	41,546	41,546
Intangible assets	22,681	29,565
Other assets	10,622	10,938
TOTAL ASSETS	$748,705	$728,391

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$105,224
Accounts payable	70,012	36,321
Accrued expenses and other current liabilities	48,717	43,528
Earnout agreement payable (Note 4)	-	14,848
Income taxes payable	16,390	14,261
Total current liabilities	135,119	214,182

Deferred income taxes	30,992	32,065
Other liabilities	9,728	12,267
TOTAL LIABILITIES	175,839	258,514

Commitments and contingent liabilities (Note 10)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 79,039 and 77,733, respectively;
outstanding 74,085 and 72,779 shares, respectively	451,451	441,749
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	165,238	71,940
Accumulated other comprehensive income	2,533	2,544
TOTAL SHAREHOLDERS' EQUITY	572,866	469,877

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$748,705	$728,391

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Nine months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenue	$255,525	$294,438	$521,857	$650,030
Cost of sales	133,082	160,344	277,451	344,867

Gross profit	122,443	134,094	244,406	305,163

Selling, general and administrative	30,149	35,846	89,435	109,479
Research and development	16,018	16,595	46,077	48,314

Operating expenses	46,167	52,441	135,512	157,793

Income from operations	76,276	81,653	108,894	147,370

Interest income	200	185	651	445
Interest expense	(1,455)	(2,118)	(5,807)	(6,153)

Income from operations before income taxes	75,021	79,720	103,738	141,662
Provision for income taxes	6,847	9,006	10,440	15,964

Net income	$68,174	$70,714	$93,298	$125,698

Net income per share:
Basic	$0.92	$0.97	$1.26	$1.75
Diluted	$0.90	$0.95	$1.24	$1.71

Weighted average shares outstanding:
Basic	74,067	72,199	73,811	71,531
Diluted	75,994	74,130	75,516	73,082

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine months ended
	June 30, 2012	July 2, 2011*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,298	$125,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,650	13,274
Amortization of debt discount and debt issuance costs	5,174	5,429
Equity-based compensation and employee benefits	6,390	6,192
Provision for doubtful accounts	1,009	(272)
Provision for inventory valuation	2,568	4,357
Deferred taxes	(793)	9,738
Switzerland pension plan curtailment	(1,820)	-
Impairment of buildings and building improvements	206	-
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	(40,088)	(19,470)
Inventory	5,244	(16,982)
Prepaid expenses and other current assets	(1,398)	(101)
Accounts payable, accrued expenses and other current liabilities	40,349	25,857
Income taxes payable	2,117	(1,261)
Other, net	(258)	(372)
Net cash provided by continuing operations	124,648	152,087
Net cash used in discontinued operations	(1,469)	(1,547)
Net cash provided by operating activities	123,179	150,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,145)	(5,815)
Sales (purchases) of investments classified as available-for-sale	6,364	(3,479)
Purchase of Orthodyne (Note 4)	(14,848)	-
Changes in restricted cash, net	-	237
Net cash used in investing activities	(13,629)	(9,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(110,000)	-
Proceeds from exercise of common stock options	3,028	8,836
Net cash (used in) provided by financing activities	(106,972)	8,836
Effect of exchange rate changes on cash and cash equivalents	(69)	850
Changes in cash and cash equivalents	2,509	151,169
Cash and cash equivalents at beginning of period	378,188	178,112
Cash and cash equivalents at end of period	$380,697	$329,281

CASH PAID FOR:
Interest	$633	$963
Income taxes	$7,878	$8,030

* Adjustment of $3 thousand was made to certain amounts in the comparative numbers.

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of June 30, 2012 and October 1, 2011 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

Amendment to Comprehensive Income

In January 2012, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 superseded certain pending paragraphs in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-12 amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. ASU 2011-12 is effective for fiscal years beginning after December 15, 2011.

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

The following table reflects severance activity during the three months and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Nine months ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Accrual for estimated severance and benefits, beginning of period	$1,076	$3,153	$1,834	$2,395
Provision for estimated severance and benefits: Equipment segment (1)	14	275	129	1,961
Provision for estimated severance and benefits: Expendable Tools segment (1)	1	19	37	481
Payment of severance and benefits	(490)	(783)	(1,399)	(2,173)
Accrual for estimated severance and benefits, end of period (2)	$601	$2,664	$601	$2,664

(1)	Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.

(2)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

For the three and nine months ended June 30, 2012 and July 2, 2011, in addition to these restructuring amounts, the Company had other severance obligations included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of June 30, 2012 and October 1, 2011:

	As of
(in thousands)	June 30, 2012	October 1, 2011
Short-term investments, available-for-sale:
Deposits maturing within one year (1)	$-	$6,364
	$-	$6,364

Inventories, net:
Raw materials and supplies	$33,721	$45,883
Work in process	29,268	26,237
Finished goods	18,892	16,071
	81,881	88,191
Inventory reserves	(16,648)	(15,099)
	$65,233	$73,092

Property, plant and equipment, net:
Land	$2,086	$2,086
Buildings and building improvements (2)	4,820	5,026
Leasehold improvements	15,577	15,389
Data processing equipment and software	23,838	22,804
Machinery, equipment, furniture and fixtures	41,036	38,327
	87,357	83,632
Accumulated depreciation	(61,853)	(57,131)
	$25,504	$26,501

Accrued expenses and other current liabilities:
Wages and benefits	$18,422	$17,313
Accrued customer obligations (3)	18,420	11,388
Commissions and professional fees (4)	3,284	3,293
Severance (5)	1,249	3,083
Short-term facility accrual related to discontinued operations (Test)	80	1,564
Other	7,262	6,887
	$48,717	$43,528

(1)	All short-term investments were classified as available for sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). As of June 30, 2012 and October 1, 2011, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three or nine months ended June 30, 2012 and July 2, 2011.
(2)	In accordance with ASC No. 360, Property, Plant and Equipment, due to unfavorable real estate trends and the Company’s transition of die bonder manufacturing from Berg, Switzerland to Asia, the Company recorded a $3.0 million write down in value for its building in Berg in fiscal 2011. Following the approval of the Board of Directors on February 14, 2012 to sell the building in Berg, the Company recorded an additional $0.2 million write down to reduce the value of the building to fair value less cost to sell in the three months ended March 31, 2012, as a result of its classification as an asset held for sale. The building is on the market and a sale is expected to be completed within one year. In accordance with ASC 820, the Company relies upon level two measurement or observable market data such as market prices of similar buildings in Berg and other market factors in establishing fair value.

(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

(4)	Balance s as of June 30, 2012 and October 1, 2011 include nil and $0.3 million, respectively, of liability classified stock compensation expenses in connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”). In addition, balances for both periods include $0.3 million related to his three year consulting arrangement. In addition, $0.1 million and $0.3 million, respectively, were recorded within other liabilities related to the long term portion of his consulting agreement as of June 30, 2012 and October 1, 2011, respectively.

(5)	Total severance payable within the next twelve months includes the restructuring plan discussed in Note 2 and approximately $0.6 million of other severance not part of the Company’s plan for transition and consolidation of operations to Asia.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2011 and concluded that no impairment charge was required. The Company also tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. No triggering event occurred during the nine months ended June 30, 2012.

On October 3, 2008, the Company completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement entered into in connection with the acquisition. At the end of fiscal 2011, the Company accrued $14.8 million as an adjustment to goodwill which was paid during the first quarter of fiscal 2012.

The following table reflects Goodwill as of June 30, 2012 and October 1, 2011:

	As of
(in thousands)	June 30, 2012	October 1, 2011
Beginning of period, Goodwill	$41,546	$26,698
Increase to Goodwill for Earnout	-	14,848
End of period, Goodwill	$41,546	$41,546

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of June 30, 2012 and October 1, 2011:

	As of		Average estimated
(dollar amounts in thousands)	June 30, 2012	October 1, 2011	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(17,787)	(14,230)
Net wedge bonder developed technology	15,413	18,970

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(14,475)	(11,580)
Net wedge bonder customer relationships	4,825	7,720

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(2,157)	(1,725)
Net wedge bonder trade name	2,443	2,875

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	-	-
Net intangible assets	$22,681	$29,565

The following table reflects estimated annual amortization expense related to intangible assets as of June 30, 2012:

As of
(in thousands)	June 30, 2012
Remaining fiscal 2012	$2,294
Fiscal 2013	9,178
Fiscal 2014	5,318
Fiscal 2015	5,318
Fiscal 2016	573
Total amortization expense	$22,681

NOTE 5: DEBT AND OTHER OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of June 30, 2012 and October 1, 2011:

				As of
Rate	Payment date of each year	Conversion price	Maturity date	June 30, 2012	October 1, 2011
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$-	$110,000
	Debt discount on 0.875% Convertible Subordinated Notes due June 2012			-	(4,776)
				$-	$105,224

The following table reflects the estimated fair value of the Company’s Convertible Subordinated Notes as of June 30, 2012 and October 1, 2011:

	Fair value as of (1)
Description	June 30, 2012	October 1, 2011
	(in thousands)
0.875% Convertible Subordinated Notes	$-	$109,450

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors in establishing fair value.

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Nine months ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Amortization expense related to issue costs	$100	$142	$398	$421

0.875% Convertible Subordinated Notes

Holders of the 0.875% Convertible Subordinated Notes (“the Notes”) may convert their notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $14.355 per share) only under specific circumstances. The initial conversion rate will be adjusted for certain events. The Company presently intends to repay the Notes with cash up to the principal amount of the Notes and, with respect to any excess conversion value, with shares of its common stock. The Company has the option to elect to satisfy the conversion obligations in cash, common stock or a combination thereof.

The Notes are not redeemable at the Company’s option. Holders of the Notes do not have the right to require the Company to repurchase their Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The Notes may be accelerated upon an event of default as described in the Indenture and will be accelerated upon bankruptcy, insolvency, appointment of a receiver and similar events with respect to the Company.

The Company adopted ASC No. 470.20, Debt, Debt with Conversion Options, which requires that issuers of convertible debt that may be settled in cash upon conversion record the liability and equity components of the convertible debt separately. The liability component of the Note was classified as debt and the equity component of the Notes was classified as common stock on the Company’s Consolidated Balance Sheets.

The Notes matured on June 1, 2012. The Company repaid the entire principal balance of the Notes of $110.0 million plus interest of $0.5 million. No common shares were issued in connection with repayment of the Notes.

Bank Guarantee

On May 9, 2012, Kulicke & Soffa Pte. Ltd. (“Pte”), a wholly owned subsidiary of the Company, obtained a bank guarantee (“Bank Guarantee”) from DBS Bank Ltd. (“DBS Bank”) in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to Mapletree Industrial Trust in lieu of a cash deposit in connection with building and leasing of a new facility in Singapore.

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

The following table reflects the Company’s matching contributions to the Plan which were made in the form of issued and contributed shares of common stock or cash during the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Nine months ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Number of common shares	n/a	n/a	n/a	42
Fair value based upon market price at date of distribution	n/a	n/a	n/a	$279
Cash	$382	$651	$1,314	$1,057

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of June 30, 2012 and October 1, 2011:

	As of
(in thousands)	June 30, 2012	October 1, 2011
Gain from foreign currency translation adjustments	$2,750	$2,789
Unrecognized actuarial gain, Switzerland pension plan, net of tax	171	143
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$2,533	$2,544

The following table reflects the components of comprehensive income for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Nine months ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$68,174	$70,714	$93,298	$125,698
Gain from foreign currency translation adjustments	(408)	500	(39)	1,394
Unrecognized actuarial net gain (loss), Switzerland pension plan, net of tax	17	(105)	28	(147)
Other comprehensive income	$(391)	$395	$(11)	$1,247
Comprehensive income	$67,783	$71,109	$93,287	$126,945

Equity-Based Compensation

As of June 30, 2012, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant.

As of June 30, 2012, the Company’s one active plan, the 2009 Equity Plan, had 5.5 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and July 2, 2011 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The Company did not issue any stock options during the three and nine months ended June 30, 2012 or July 2, 2011. The following table reflects restricted stock and common stock granted during the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Nine months ended
(shares in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Market-based restricted stock	-	-	437	368
Time-based restricted stock	-	-	689	708
Common stock	14	20	58	74
Equity-based compensation in shares	14	20	1,184	1,150

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Nine months ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$44	$55	$226	$159
Selling, general and administrative (1)	1,583	1,673	5,027	4,784
Research and development	450	340	1,316	970
Total equity-based compensation expense	$2,077	$2,068	$6,569	$5,913

(1)   The three and nine months ended June 30, 2012, selling, general and administrative expense includes nil and $0.2 million, respectively, related to the liability classified stock compensation expense for the retired former CEO. In connection with his retirement, deferred cash payments equal the difference, if any, between (i) the fair market value of the shares of common stock of the Company to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of the shares of common stock of the Company actually received by him pursuant to such awards.  Likewise, the three and nine months ended July 2, 2011 selling, general and administrative expense includes $0.4 million and $1.0 million, respectively, related to the liability classified stock compensation expense for the retired former CEO.

The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Nine months ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Market-based restricted stock (1)	$673	$776	$2,202	$1,649
Time-based restricted stock	1,214	932	3,526	3,054
Performance-based restricted stock (2)	-	165	269	600
Stock options	10	15	32	70
Common stock	180	180	540	540
Total equity-based compensation expense	$2,077	$2,068	$6,569	$5,913

(1)	The three and nine months ended July 2, 2011 includes $0.3 million and $0.8 million, respectively, related to the liability classified stock compensation expense for the retired former CEO.
(2)	The three and nine months ended June 30, 2012 includes nil and $0.2 million, respectively, related to the liability classified stock compensation expense for the retired former CEO. Likewise the three and nine months ended July 2, 2011 includes $0.1 million and $0.2 million, respectively, related to the liability classified stock compensation expense for the retired former CEO.

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

As of July 2, 2011, the Company had 0.875% Convertible Subordinated Notes that would not result in the issuance of any dilutive shares, since the Notes were not convertible and the conversion option was not “in the money” as of July 2, 2011. The Notes matured on June 1, 2012. The Company repaid the entire principal balance of the Notes of $110.0 million plus interest of $0.5 million. No Common Shares were issued in connection with repayment of the Notes. Accordingly, diluted EPS excludes the effect of the conversion of the Notes.

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended
(in thousands, except per share)	June 30, 2012		July 2, 2011
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$68,174	$68,174	$70,714	$70,714
Less: income applicable to participating securities	-	-	(394)	(394)

Net income applicable to common shareholders	$68,174	$68,174	$70,320	$70,320

DENOMINATOR:
Weighted average shares outstanding - Basic	74,067	74,067	72,199	72,199
Stock options		144		359
Time-based restricted stock		740		836
Market-based restricted stock		1,043		736
Weighted average shares outstanding - Diluted (1)		75,994		74,130

EPS:

Net income per share - Basic	$0.92	$0.92	$0.97	$0.97

Effect of dilutive shares		(0.02)		$(0.02)

Net income per share - Diluted		$0.90		$0.95

(1)	For the three months ended June 30, 2012 and July 2, 2011, excludes 0 and 0.4 million dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

For the three months ended June 30, 2012 and July 2, 2011, 0 and 0.2 million potentially dilutive shares related to out of the money stock options, respectively, were excluded from EPS.

	Nine months ended
(in thousands, except per share)	June 30, 2012		July 2, 2011
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$93,298	$93,298	$125,698	$125,698
Less: income applicable to participating securities	(7)	(7)	(755)	(755)

Net income applicable to common shareholders	$93,291	$93,291	$124,943	$124,943

DENOMINATOR:
Weighted average shares outstanding - Basic	73,811	73,811	71,531	71,531
Stock options		152		248
Time-based restricted stock		611		677
Market-based restricted stock		942		626
Weighted average shares outstanding - Diluted (1)		75,516		73,082

EPS:

Net income per share - Basic	$1.26	$1.26	$1.75	$1.75

Effect of dilutive shares		(0.02)		$(0.04)

Net income per share - Diluted		$1.24		$1.71

(1)	For the nine months ended June 30, 2012 and July 2, 2011, excludes 0 and 0.4 million dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

For the nine months ended June 30, 2012 and July 2, 2011, 0.1 million and 0.5 million potentially dilutive shares related to out of the money stock options, respectively, were excluded from EPS.

NOTE 8: INCOME TAXES

The following table reflects the provision for income taxes and the effective tax rate for the nine months ended June 30, 2012 and July 2, 2011:

	Nine months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011
Income from operations before income taxes	$103,738	$141,662
Provision for income taxes	10,440	15,964
Net income	$93,298	$125,698

Effective tax rate	10.1%	11.3%

For the nine months ended June 30, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

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

The following table reflects operating information by segment for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Nine months ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net revenue:
Equipment	$237,095	$275,398	$474,297	$598,106
Expendable Tools	18,430	19,040	47,560	51,924
Net revenue	255,525	294,438	521,857	650,030
Cost of sales :
Equipment	125,892	152,493	257,731	323,564
Expendable Tools	7,190	7,851	19,720	21,303
Cost of sales	133,082	160,344	277,451	344,867
Gross profit :
Equipment	111,203	122,905	216,566	274,542
Expendable Tools	11,240	11,189	27,840	30,621
Gross profit	122,443	134,094	244,406	305,163
Operating expenses:
Equipment	40,351	45,557	117,821	136,663
Expendable Tools	5,816	6,884	17,691	21,130
Operating expenses	46,167	52,441	135,512	157,793
Income from operations:
Equipment	70,852	77,348	98,745	137,879
Expendable Tools	5,424	4,305	10,149	9,491
Income from operations	$76,276	$81,653	$108,894	$147,370

The following table reflects assets by segment as of June 30, 2012 and October 1, 2011:

	As of
(in thousands)	June 30, 2012	October 1, 2011
Segment assets:
Equipment	$670,117	$639,149
Expendable Tools	78,588	89,242
Total assets	$748,705	$728,391

The following tables reflect capital expenditures for the nine months ended June 30, 2012 and July 2, 2011, and depreciation expense for the three and nine months ended June 30, 2012 and July 2, 2011:

	Nine months ended
(in thousands)	June 30, 2012	July 2, 2011
Capital expenditures:
Equipment	$3,983	$2,973
Expendable Tools	1,162	2,842
Capital expenditures	$5,145	$5,815

	Three months ended		Nine months ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Depreciation expense
Equipment	$1,297	$1,459	$4,032	$4,441
Expendable Tools	579	621	1,734	1,671
Depreciation expense	$1,876	$2,080	$5,766	$6,112

NOTE 10: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Agreement to Develop and Lease

On May 7, 2012, Pte entered into an Agreement to Develop and Lease (the “ADL”) and a Lease Agreement (the “Lease”) with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL and the Lease, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte agreed to lease from the Landlord 198,134 square feet (the “Initial Premises”) representing approximately 69% of the Building. The Building is estimated to be completed and ready for occupancy in the second half of 2013. Subject to approval from the relevant authorities, the Building will bear a name to be chosen by Pte.

The term for the rental of the Initial Premises is 10 years (the “Initial Term”). Pte generally has the option to renew for two additional 10 year terms. The combined annual rent and service charge for the Initial Term ranges between approximately $4 to $5 million Singapore dollars. Subject to Pte renting a minimum amount of space, Pte has a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental by Pte at Pte’s option which may be exercised at certain points during the second half of the Initial Term. Subject to Pte renting a minimum amount of space for a certain period, Pte has partial surrender rights. In addition, Pte has termination rights after renting the Initial Premises for a certain period of time.

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future warranty costs.

The following table reflects the reserve for product warranty activity for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Nine months ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Reserve for product warranty, beginning of period	$1,363	$2,054	$2,245	$2,657
Provision for product warranty	1,514	1,353	2,366	2,291
Product warranty costs paid	(818)	(808)	(2,552)	(2,349)
Reserve for product warranty, end of period	$2,059	$2,599	$2,059	$2,599

Other Commitments and Contingencies

The following table reflects obligations not reflected on the Consolidated Balance Sheet as of June 30, 2012:

		Payments due by fiscal year
(in thousands)	Total	2012	2013	2014	2015	thereafter
Inventory purchase obligation(1)	$148,655	$148,655	$-	$-	$-	$-
Operating lease obligations(2)	$21,877	$2,452	$7,880	$3,126	$2,382	$6,037
Total	$170,532	$151,107	$7,880	$3,126	$2,382	$6,037

(1) We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(2) We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable). We have also excluded lease rental obligation in the ADL as the Lease has not commenced.

Concentrations

The following tables reflect significant customer concentrations as a percentage of net revenue for the nine months ended June 30, 2012 and July 2, 2011:

	Nine months ended
	June 30, 2012	July 2, 2011

Advanced Semiconductor Engineering	23.1%	23.1%
Siliconware Precision Industries Co. Limited	11.8%	*

* Represents less than 10% of net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of June 30, 2012 and October 1, 2011:

	As of
	June 30, 2012	October 1, 2011

Siliconware Precision Industries Co. Limited	20.4%	15.0%
Advanced Semiconductor Engineering	12.7%	*
Haoseng Industrial Co., Ltd	*	14.0%

* Represents less than 10% of total accounts receivable

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. We fully repaid our 0.875% Convertible Subordinated Notes with cash in the principal amount of $110.0 million plus interest of $0.5 million at maturity on June 1, 2012. As of June, 30, 2012, our total cash, cash equivalents and investments was $380.7 million, a $3.9 million decrease from our fiscal year end after repayment of our Notes. We believe that this strong cash position will allow us to continue to invest in product development and improve our production capability throughout the semiconductor cycle.

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

In addition to gold and aluminum wire, our leadership in the industry’s use of copper wire for the bonding process is an example of the benefits of collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. During fiscal 2010, many of our customers began converting their bonding wire from gold to copper wire, and we believe the conversion was initiated through fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a significant portion of our wire bonder sales are copper capable bonders. We believe this is the first phase of the gold-to-copper migration, and we expect this conversion process to continue throughout the industry for the next several years. This could potentially drive a significant wire bonder replacement cycle as we believe much of the industries’ installed base is not currently suitable for copper bonding. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the total available market for copper configured wire bonders is likely to continue demonstrating solid growth.

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

Products and Services

We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and nine months ended June 30, 2012 and July 2, 2011, respectively:

	Three months ended
	June 30, 2012		July 2, 2011
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$237,095	92.8%	$275,398	93.5%
Expendable Tools	18,430	7.2%	19,040	6.5%
	$255,525	100.0%	$294,438	100.0%

	Nine months ended
	June 30, 2012		July 2, 2011
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$474,297	90.9%	$598,106	92.0%
Expendable Tools	47,560	9.1%	51,924	8.0%
	$521,857	100.0%	$650,030	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS	Cost performance, low pin count applications

	ConnXPS Plus	Second generation cost performance, low pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS LA	Cost performance large area substrate and matrix applications

	AT Premier	Stud bumping applications (high brightness LED and image sensor)

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	7600HD	Power semiconductors including smaller power packages using either aluminum wire or PowerRibbon®

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

(1) Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnX PS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010, January 2011 and March 2012, we introduced the IConnPS ProCu, IConnPS ProCu LA and ConnX PS Plus, respectively, which offer a significant new level of capability for customers transitioning from gold to copper wire bonding.

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

Die Bonders

Our die bonder, the iStackPS, focuses on stacked die applications for both memory and subcontract assembly customers. iStackPS is targeted at stacked die and high-end ball grid array (“BGA”) applications. In these applications, we expect up to 40% productivity increases compared to current generation machines. In addition, iStackPS has demonstrated superior accuracy and process control.

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

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•	Capillaries: expendable tools used in ball bonders. Made of ceramic, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment. In addition to capillaries used for gold wire bonding, we have developed capillaries for use with copper wire to achieve optimal performance in copper wire bonding.

•	Bonding wedges: expendable tools used in wedge bonders. Like capillaries, their specific features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors’ equipment.

•	Saw blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been molded in a matrix configuration into individual units.

RESULTS OF OPERATIONS

The following tables reflect our income from operations for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Net revenue	$255,525	$294,438	$(38,913)	-13.2%
Cost of sales	133,082	160,344	(27,262)	-17.0%
Gross profit	122,443	134,094	(11,651)	-8.7%

Selling, general and administrative	30,149	35,846	(5,697)	-15.9%
Research and development	16,018	16,595	(577)	-3.5%
Operating expenses	46,167	52,441	(6,274)	-12.0%

Income from operations	$76,276	$81,653	$(5,377)	-6.6%

	Nine months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Net revenue	$521,857	$650,030	$(128,173)	-19.7%
Cost of sales	277,451	344,867	(67,416)	-19.5%
Gross profit	244,406	305,163	(61,757)	-19.9%

Selling, general and administrative	89,435	109,479	(20,044)	-18.3%
Research and development	46,077	48,314	(2,237)	-4.6%
Operating expenses	135,512	157,793	(22,281)	-14.1%

Income from operations	$108,894	$147,370	$(38,476)	-26.1%

Net Revenue

Approximately 98.2% and 98.5% of our net revenue for the three months ended June 30, 2012 and July 2, 2011, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 98.0% and 98.1% of our net revenue for the nine months ended June 30, 2012 and July 2, 2011, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.

The following tables reflect net revenue by business segment for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Equipment	$237,095	$275,398	$(38,303)	-13.9%
Expendable Tools	18,430	19,040	(610)	-3.2%
Total net revenue	$255,525	$294,438	$(38,913)	-13.2%

	Nine months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Equipment	$474,297	$598,106	$(123,809)	-20.7%
Expendable Tools	47,560	51,924	(4,364)	-8.4%
Total net revenue	$521,857	$650,030	$(128,173)	-19.7%

Equipment

The following table reflects the components of Equipment net revenue change between the three and nine months ended June 30, 2012 and July 2, 2011:

	June 30, 2012 vs. July 2, 2011
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$(7,124)	$(31,179)	$(38,303)	$(5,133)	$(118,676)	$(123,809)

For the three and nine months ended June 30, 2012, the lower Equipment net revenue as compared to the prior year period was primarily due to the lower volume from our wedge bonders and ball bonders. The volume reduction in wedge bonders was attributable mainly to decrease demand in the power discrete semiconductor packaging portion of the market. Slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production reducing their need for new equipment. Sales to the automotive and industrial segments remained fairly flat. The volume reduction in ball bonders was mainly due to variations in the timing of our customer orders within the seasonal cycle. This reduction was partially offset by higher AT Premier volume driven by a change of attachment technology for component(s) used in smartphones and tablet applications. In addition, pricing on our ball bonders and wedge bonders was less favorable due to a change in customer and product mix, respectively.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three and nine months ended June 30, 2012 and July 2, 2011:

	June 30, 2012 vs. July 2, 2011
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$216	$(826)	$(610)	$461	$(4,825)	$(4,364)

Expendable Tools net revenue decreased 3.2% for the three months ended June 30, 2012 compared to the three months ended July 2, 2011 primarily due to a volume decrease in our bonding wedges business.

Net revenue decreased 8.4% for the nine months ended June 30, 2012 compared to the nine months ended July 2, 2011. The decrease was primarily due to volume decreases in all our Expendable Tools businesses.

Gross Profit

The following tables reflect gross profit by business segment for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Equipment	$111,203	$122,905	$(11,702)	-9.5%
Expendable Tools	11,240	11,189	51	0.5%
Total gross profit	$122,443	$134,094	$(11,651)	-8.7%

	Nine months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Equipment	$216,566	$274,542	$(57,976)	-21.1%
Expendable Tools	27,840	30,621	(2,781)	-9.1%
Total gross profit	$244,406	$305,163	$(60,757)	-19.9%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Basis Point
	June 30, 2012	July 2, 2011	Change
Equipment	46.9%	44.6%	230
Expendable Tools	61.0%	58.8%	220
Total gross margin	47.9%	45.5%	240

	Nine months ended		Basis Point
	June 30, 2012	July 2, 2011	Change
Equipment	45.7%	45.9%	(20)
Expendable Tools	58.5%	59.0%	(50)
Total gross margin	46.8%	46.9%	(10)

Equipment

The following table reflects the components of Equipment gross profit change between the three and nine months ended June 30, 2012 and July 2, 2011:

	June 30, 2012 vs. July 2, 2011
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$(7,124)	$1,622	$(6,200)	$(11,702)	$(5,133)	$(1,983)	$(50,860)	$(57,976)

For the three months ended June 30, 2012, the lower Equipment gross profit as compared to the prior year period was primarily due to the lower volume from our wedge bonders and ball bonders. The volume reduction in wedge bonders was attributable mainly to decrease demand in the power discrete semiconductor packaging portion of the market. Slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production reducing their need for new equipment. Sales to the automotive and industrial segments remained fairly flat. The volume reduction in ball bonders was mainly due to variations in the timing of our customer orders within the seasonal cycle. This reduction was partially offset by higher AT Premier volume driven by a change of attachment technology for component(s) used in smartphones and tablet applications. In addition, pricing on our ball bonders and wedge bonders was less favorable due to a change in customer and product mix, respectively. Costs were lower for both ball bonders and wedge bonders due to more favorable cost variance from operational efficiency.

For the nine months ended June 30, 2012, the lower Equipment gross profit as compared to the prior year period was primarily due to the lower volume from our wedge bonders and ball bonders. The volume reduction in wedge bonders was attributable mainly to decrease demand in the power discrete semiconductor packaging portion of the market. Slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production reducing their need for new equipment. Sales to the automotive and industrial segments remained fairly flat. The volume reduction in ball bonders was mainly due to variations in the timing of our customer orders within the seasonal cycle. This reduction was partially offset by higher AT Premier volume driven by a change of attachment technology for component(s) used in smartphones and tablet applications. In addition, pricing on our ball bonders and wedge bonders was less favorable due to a change in customer and product mix, respectively. Cost variance was less favorable for wedge bonders due to lower manufacturing volumes.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three and nine months ended June 30, 2012 and July 2, 2011:

	June 30, 2012 vs. July 2, 2011
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$216	$49	$(214)	$51	$461	$(970)	$(2,272)	$(2,781)

Expendable Tools gross profit increased 0.5% for the three months ended June 30, 2012 compared to the three months ended July 2, 2011 primarily due to more favorable pricing from a change in product mix partially offset by a volume decrease in our bonding wedges business.

Expendable Tools gross profit decreased 9.1% for the nine months ended June 30, 2012 compared to the nine months ended July 2, 2011. The decrease was primarily due to volume decreases in all our Expendable Tools businesses, which was partially offset by more favorable pricing from a change in product mix. There were also increased costs due to higher manufacturing labor costs in China and under absorption of costs due to the lower volumes.

Operating Expenses

The following tables reflect operating expenses as a percentage of net revenue for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended		Basis point
	June 30, 2012	July 2, 2011	change
Selling, general & administrative	11.8%	12.2%	(40)
Research & development	6.3%	5.6%	70
Total	18.1%	17.8%	30

	Nine months ended		Basis point
	June 30, 2012	July 2, 2011	change
Selling, general & administrative	17.1%	16.8%	30
Research & development	8.8%	7.4%	140
Total	25.9%	24.2%	170

Selling, General and Administrative (“SG&A”)

SG&A decreased $5.7 million during the three months ended June 30, 2012 as compared to the three months ended July 2, 2011 due primarily to the:

•	$1.7 million decrease in sales commissions and incentives due to lower net revenue for the current fiscal quarter;
•	$1.5 million reduction in allowance for doubtful accounts;
•	$1.1 million decrease in severance expenses primarily related to transition of U.S.-based operations to Asia; and
•	$0.7 million decrease in depreciation and amortization expense mainly related to equipment sent to customers for demonstration and evaluation.

SG&A decreased $20.0 million during the nine months ended June 30, 2012 as compared to the nine months ended July 2, 2011 due primarily to the:

•	$10.3 million decrease in sales commissions and incentives due to lower net revenue and net income for the current fiscal year;
•	$1.9 million decrease in severance expenses primarily related to transition of U.S.-based operations to Asia;
•	$1.9 million decrease in depreciation and amortization expense attributed to equipment sent to customers for demonstration and evaluation.
•	$1.8 million gain related to the curtailment of the Switzerland pension fund; and
•	$1.5 million favorable impact of changes in foreign exchange rates due to the strengthening of foreign currencies against the U.S. dollar.

Research and Development (“R&D”)

R&D expense decreased $0.6 million and $2.2 million for the three and nine months ended June 30, 2012 as compared to the same periods a year ago due primarily to lower staff costs as a result of the consolidation and reduction of headcount to further streamline our R&D technology centers.

Income from Operations

The following tables reflect income from operations for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Equipment	$70,852	$77,348	$(6,496)	-8.4%
Expendable Tools	5,424	4,305	1,119	26.0%
Total income from operations	$76,276	$81,653	$(5,377)	-6.6%

	Nine months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Equipment	$98,745	$137,879	$(39,134)	-28.4%
Expendable Tools	10,149	9,491	658	6.9%
Total income from operations	$108,894	$147,370	$(38,476)	-26.1%

Equipment

For the three and nine months ended June 30, 2012, lower Equipment income from operations as compared to the prior year period was primarily due to lower volume for our wedge bonders and ball bonders. The volume reduction in wedge bonders was attributable mainly to decrease demand in the power discrete semiconductor packaging portion of the market. Slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production reducing their need for new equipment. Sales to the automotive and industrial segments remained fairly flat. The volume reduction in ball bonders was mainly due to variations in the timing of our customer orders within the seasonal cycle. This reduction was partially offset by higher AT Premier volume driven by a change of attachment technology for component(s) used in smartphones and tablet applications.

In addition, lower income from operations was a result of less favorable pricing due to a change in product and customer mix.

Expendable Tools

For the three months ended June 30, 2012, Expendable Tools income from operations increased primarily due to more favorable pricing from a change in product mix, which was partially offset by a volume decrease in bonding wedges business.

For the nine months ended June 30, 2012, Expendable Tools income from operations increased primarily due to more favorable pricing from a change in product mix and lower operating expenses, which were partially offset by a volume decrease in all our Expendable Tools businesses.

Interest Income and Expense

The following tables reflect interest income and interest expense for the three and nine months ended June 30, 2012 and July 2, 2011:

	Three months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Interest income	$200	$185	$15	8.1%
Interest expense: cash	(149)	(241)	92	38.2%
Interest expense: non-cash	(1,306)	(1,877)	571	30.4%

	Nine months ended
(dollar amounts in thousands)	June 30, 2012	July 2, 2011	$ Change	% Change
Interest income	$651	$445	$206	46.3%
Interest expense: cash	(633)	(724)	91	12.6%
Interest expense: non-cash	(5,174)	(5,429)	255	4.7%

Interest income for the three and nine months ended June 30, 2012 was higher as compared to the prior year period due to higher invested cash and short-term investment balances.

Non-cash interest expense for the three and nine months ended June 30, 2012 and July 2, 2011 is attributable to the amortization of the debt discount related to our 0.875% Convertible Subordinated Notes.

Provision for Income Taxes

The following table reflects the provision for income taxes and the effective tax rate for the nine months ended June 30, 2012 and July 2, 2011:

	Nine months ended
(in thousands)	June 30, 2012	July 2, 2011
Income from operations before income taxes	$103,738	$141,662
Provision for income taxes	10,440	15,964
Net income	$93,298	$125,698

Effective tax rate	10.1%	11.3%

For the nine months ended June 30, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and investments as of June 30, 2012 and October 1, 2011:

	As of
(dollar amounts in thousands)	June 30, 2012	October 1, 2011	Change
Cash and cash equivalents	$380,697	$378,188	$2,509
Short-term investments	-	6,364	(6,364)
Total cash and investments	$380,697	$384,552	$(3,855)
Percentage of total assets	50.8%	52.8%

The following table reflects summary Consolidated Statement of Cash Flow information for the nine months ended June 30, 2012 and July 2, 2011:

	Nine months ended
(in thousands)	June 30, 2012	July 2, 2011
Net cash provided by continuing operations	$124,648	$152,087
Net cash used in discontinued operations	(1,469)	(1,547)
Net cash provided by operating activities	$123,179	$150,540
Net cash used in investing activities	(13,629)	(9,057)
Net cash (used in) provided by financing activities	(106,972)	8,836
Effect of exchange rate changes on cash and cash equivalents	(69)	850
Changes in cash and cash equivalents	$2,509	$151,169
Cash and cash equivalents, beginning of period	378,188	178,112
Cash and cash equivalents, end of period	$380,697	$329,281

Nine months ended June 30, 2012

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $93.3 million plus non-cash adjustments of $25.4 million. In addition, working capital changes provided $6.0 million driven by decrease in inventories and increases in accounts payable, accrued expenses and other current liabilities, which were partially offset by increases in accounts receivable.

Net cash used in investing activities was due to the capital expenditures of $5.1 million and a one-time payment of $14.8 million related to our Earnout Agreement with Orthodyne Electronics Corporation in connection with its acquisition in October 2008. This was partially offset by sale of short term investments of $6.4 million.

Net cash used in financing activities was the result of the repayment of our 0.875% Convertible Subordinate Notes of $110.0 million in June 2012 partially offset by proceeds from stock option exercises.

Discontinued Operations

Net cash used in operating activities was related to facility payments for our former Test business.

Nine months ended July 2, 2011

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $125.7 million plus non-cash adjustments of $38.7 million. Offsetting cash provided by net income were working capital changes of $12.3 million driven by net increases in accounts receivables and inventories which were partially offset by net increases in accounts payable and accrued expenses.

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

Fiscal 2012 Liquidity and Capital Resource Outlook

We expect our remaining fiscal 2012 capital expenditures to be $3.0 to $4.0 million. Expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.

We believe that our existing cash and investments, anticipated cash flows from operations and available credit facility will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We will continue to use our cash for working capital needs and for general corporate purposes.

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

Other Obligations and Contingent Payments

On May 7, 2012, Pte entered into an Agreement to Develop and Lease (the “ADL”) and a Lease Agreement (the “Lease”) with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL and the Lease, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte agreed to lease from the Landlord 198,134 square feet (the “Initial Premises”) representing approximately 69% of the Building. The Building is estimated to be completed and ready for occupancy in the second half of 2013. Subject to approval from the relevant authorities, the Building will bear a name to be chosen by Pte.

The term for the rental of the Initial Premises is 10 years (the “Initial Term”). Pte generally has the option to renew for two additional 10 year terms. The combined annual rent and service charge for the Initial Term ranges between approximately $4.0 to $5.0 million Singapore dollars. Subject to Pte renting a minimum amount of space, Pte has a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental by Pte at Pte’s option which may be exercised at certain points during the second half of the Initial Term. Subject to Pte renting a minimum amount of space for a certain period, Pte has partial surrender rights. In addition, Pte has termination rights after renting the Initial Premises for a certain period of time.

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 30, 2012 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table reflects obligations and contingent payments under various arrangements as of June 30, 2012:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Current and long-term liabilities:

Pension plan obligations	3,612	-	-	-	3,612

Severance	3,147	1,249	659	-	1,239	*

Facility accrual related to discontinued operations (Test)	80	80	-	-	-

Obligations related to Chief Executive Officer transition (1)	375	293	82	-	-

Operating lease retirement obligations	1,888	497	972	-	419

Long-term income taxes payable	1,864	-	-	-	1,864

Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,966	$2,119	$1,713	$-	$7,134

Contractual Obligations:

Inventory purchase obligations (2)	$148,655	148,655	-	-	-

Operating lease obligations (3)	21,877	8,644	6,684	3,970	2,579

Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$170,532	$157,299	$6,684	$3,970	$2,579

* In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the company

(1)	In connection with the September 2010 retirement of our former CEO, we entered into a three-year consulting arrangement with him. Additionally in connection with his retirement, we agreed to make deferred cash payments equal to the difference, if any, between (i) the fair market value of our shares of common stock to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of our shares of common stock actually received by him pursuant to such awards.
(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.
(3)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable). We have also excluded lease rental obligation in the ADL as the lease has not commenced.

Bank Guarantee

On May 9, 2012, Pte obtained a Bank Guarantee from DBS Bank Ltd. (“DBS Bank”) in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to Mapletree Industrial Trust in lieu of a cash deposit in connection with building and leasing of a new facility in Singapore.

Other Off-Balance Sheet Arrangements

We currently do not have any other off-balance sheet arrangements such as derivatives, indirect guarantees of indebtedness, contingent interests, or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of June 30, 2012, we had no available-for-sale investments.

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

Based on our overall currency rate exposure as of June 30, 2012, a near term 10.0% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could impact our financial position, results of operations or cash flows by $3 to $4 million. Our board of directors has granted management the authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of June 30, 2012.

Item 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

PART II. - OTHER INFORMATION

Item 1A. - RISK FACTORS

Certain Risks Related to Our Business

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended October 1, 2011 filed with the Securities and Exchange Commission.

Item 6. - EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated By-Laws of Kulicke and Soffa Industries, Inc. dated June 5, 2012.

10.1	Agreement to Develop and Lease between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and Kulicke & Soffa Pte. Ltd., dated May 7, 2012*.

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 3, 2012	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.2	Amended and Restated By-Laws of Kulicke and Soffa Industries, Inc. dated June 5, 2012.

10.1	Agreement to Develop and Lease between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated May 7, 2012*.

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934

