Form 10-K
period 2012-09-29
KULICKE & SOFFA INDUSTRIES INC
filed 2012-11-19
CIK 56978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2012

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

(215) 784-7518

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $904.2 million based on the closing sale price as reported on The NASDAQ Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

As of November 9, 2012 there were 75,051,007 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed on or about January 4, 2013 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES. INC.

2012 Annual Report on Form 10-K

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this Annual Report on Form 10-K for the fiscal year ended September 29, 2012 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in this Annual Report.

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

We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, through consolidating operations in Asia. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate savings without compromising overall product quality and service levels.

K&S was incorporated in Pennsylvania in 1956. Our principal offices are located at 6 Serangoon North Avenue 5, #03-16, Singapore 554910 and our telephone number in the United States is (215) 784-7518. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC website at www.sec.gov and at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

Our year end for fiscal 2012, 2011 and 2010 was September 29, 2012, October 1, 2011, and October 2, 2010, respectively.

Business Environment

The semiconductor business environment is highly volatile, driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending - the so called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally this results in subsequent reductions in the December quarter. This annual seasonality can occasionally be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.

Our Equipment segment is primarily affected by the industry’s internal cyclical and seasonal dynamics, in addition to broader macroeconomic factors that positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as this mix can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.

Our Expendable Tools segment is less volatile than our Equipment segment. Expendable Tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.

We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. The current economic environment is uncertain and we may experience typical industry seasonality during the first quarter of fiscal 2013. Our visibility into future demand is generally limited and forecasting is difficult.

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. In fiscal 2012, we fully repaid our 0.875% Convertible Subordinated Notes (“Notes”) at maturity on June 1, 2012, in cash. As of September 29, 2012, our total cash, cash equivalents and investments was $440.2 million, a $55.7 million increase after settling the Notes of $110.0 million from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and improve our production capability throughout the semiconductor cycle.

Technology Leadership

We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire, wedge and die bonding processes. Our equipment is the most productive and has the highest levels of process capability, and as a result, has a lower cost of ownership compared to other equipment in its market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

In addition to gold and aluminum wire, our leadership in the industry’s use of copper wire for the bonding process is an example of the benefits of our collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. During fiscal 2010, many of our customers began converting their bonding wire from gold to copper wire, and we believe the conversion was accelerated by fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a significant portion of our wire bonder sales are copper capable bonders. We expect this conversion process to continue throughout the industry for the next several years. This could potentially drive a significant wire bonder replacement cycle, as we believe much of the industries’ installed base is not currently suitable for copper bonding. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the total available market for copper configured wire bonders is likely to continue demonstrating solid growth.

Our leadership has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our large bondable area (“LA”) configured machines. This LA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.

We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. In the last few years, the LED backlights for flat-screen displays have been the main driver of the LED market where we have successfully competed in LED assembly equipment. We expect the next wave of growth in the LED market to be high brightness LED for general lighting, and we believe we are well positioned for this trend.

Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In addition, we are currently developing the next generation platform for our power semiconductor wedge bonder. We intend to initiate design of our next power module wedge bonder. In both cases, we are making a conscious effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. As an example, we are reviewing the use of wedge bonding in the fabrication of solar panels. Many of these initiatives are in the early stages of development and may become business opportunities in the future.

Another example of our developing equipment for high-growth niche markets is our ATPremier. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. We also expanded the use of ATPremier for wafer level wire bonding for Micro-Electro-Mechanical Systems (“MEMS”) and other sensors.

Our focus on technology leadership also extends to die bonding. The best-in-class throughput and accuracy of our iStackps die bonder forms the foundation for our advanced packaging development.

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

Products and Services

The Company operates two segments: Equipment and Expendable Tools. The following table reflects net revenue by business segment for fiscal 2012, 2011, and 2010:

	Fiscal
(dollar amounts in thousands)	2012 net revenue	% of net revenue	2011 net revenue	% of net revenue	2010 net revenue	% of net revenue
Equipment	$727,082	91.9%	$759,331	91.4%	$691,988	90.7%
Expendable Tools	63,941	8.1%	71,070	8.6%	70,796	9.3%
Total	$791,023	100.0%	$830,401	100.0%	$762,784	100.0%

See Note 10 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.

Equipment Segment

We manufacture and sell a line of ball bonders, heavy wire wedge bonders, wafer level bonders, and die bonders that are sold to semiconductor device manufacturers, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. Wafer level bonders mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Die bonders are used to attach a die to the substrate or lead frame which will house the semiconductor device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and as a result, a lower cost of ownership.

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS	Cost performance, low pin count applications

	ConnXPS Plus	Second generation cost performance, low pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS LA	Cost performance large area substrate and matrix applications

	ATPremier	Wafer level bonding applications

	ATPremier Plus	Advanced wafer level bonding applications

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	7600HD	Power semiconductors including smaller power packages using either aluminum wire or PowerRibbon®

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

(1)	Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnXPS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010 and January 2011, we introduced the IConnPS ProCu, IConnPS ProCu LA, respectively, which offer a significant new level of capability for customers transitioning from gold to copper wire bonding. In March 2012, we introduced ConnXPS Plus next-generation cost-performance ball bonders.

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

Our ATPremier machine utilizes a modified wire bonding process to mechanically place bumps on devices while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. In September 2012, we introduced ATPremier Plus, which offers advanced stud bumping capability for low temperature gold bumping.

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

While wedge bonding traditionally utilizes aluminum wire, all of our heavy wire wedge bonders are also available to be modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.

Die Bonders

Our die bonder, the iStackPS, focuses on stacked die applications for both memory and subcontract assembly customers. iStackPS is targeted at stacked die and high-end ball grid array (“BGA”) applications. In addition, iStackPS has demonstrated superior accuracy and process control.

Other Equipment Products and Services

We also sell manual wire bonders, and we offer spare parts, equipment repair, training services, and upgrades for our equipment through our Support Services business unit. In September 2012, we introduced a next-generation manual wire bonder series for use with gold, copper or aluminum wire.

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•	Capillaries: expendable tools used in ball bonders. Made of ceramic and other elements, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment. In addition to capillaries used for gold wire bonding, we have developed capillaries for use with copper wire to achieve optimal performance in copper wire bonding.

•	Bonding wedges: expendable tools used in wedge bonders. Like capillaries, their specific features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors’ equipment.

•	Saw blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been molded in a matrix configuration into individual units.

Customers

Our major customers include IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, operating expense budgets, and overall industry trends.

The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2012		Fiscal 2011***		Fiscal 2010
1.	Advance Semiconductor Engineering *	1.	Advance Semiconductor Engineering *	1.	Advance Semiconductor Engineering *
2.	Siliconware Precision Industries, Ltd. *	2.	Siliconware Precision Industries, Ltd.	2.	Siliconware Precision Industries, Ltd. *
3.	Haoseng Industrial Co., Ltd. **	3.	STATS ChipPAC Ltd	3.	Haoseng Industrial Co., Ltd. **
4.	Rohm Intergrated Systems	4.	First Technology China, Ltd. **	4.	Amkor Technology, Inc.
5.	Amkor Technology Inc.	5.	Haoseng Industrial Co., Ltd. **	5.	Texas Instruments, Inc.
6.	STATS ChipPAC Ltd	6.	Samsung	6.	United Test And Assembly Center
7.	LG Innotek Co. Ltd.	7.	ST Microelectronics	7.	First Technology China, Ltd. **
8.	First Technology China, Ltd. **	8.	Amkor Technology Inc.	8.	ST Microelectronics
9.	Super Power International Ltd **	9.	Rohm Intergrated Systems	9.	HANA Micron
10.	ST Microelectronics	10.	Super Power International Ltd **	10.	Renesas Semiconductor

*      Represents more than 10% of our net revenue for the applicable fiscal year.

**    Distributor of our products.

***  Updated for finalized data for fiscal 2011.

Approximately 98.3%, 97.8%, and 98.6% of our net revenue for fiscal 2012, 2011, and 2010, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent a substantial majority of our future net revenue.

See Note 10 to our Consolidated Financial Statements included in Item 8 of this report for sales to customers by geographic location.

Sales and Customer Support

We believe long-term customer relationships are critical to our success, and comprehensive sales and customer support are an important means of establishing those relationships. To maintain these relationships, we utilize multiple distribution channels using either our own employees, manufacturers’ representatives, distributors, or a combination of the three, depending on the product, region, or end-use application. In all cases, our goal is to position our sales and customer support resources near our customers’ facilities so as to provide support for customers in their own language and consistent with local customs. Our sales and customer support resources are located primarily in Singapore, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, the U.S., and Germany. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Israel, and the U.S.

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

The following table reflects our backlog as of September 29, 2012 and October 1, 2011:

	As of
(in thousands)	September 29, 2012	October 1, 2011
Backlog	$90,000	$103,000

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

We have ISO 9001 and ISO 14001 certifications for our equipment manufacturing facilities in Singapore, and our subassembly manufacturing facility in Malaysia.

Expendable Tools

We manufacture saw blades, capillaries and a portion of our bonding wedge inventory at our facility in Suzhou, China. The capillaries are made using blanks produced at our facility in Yokneam, Israel. We both produce and outsource the production of our bonding wedges. Both the Suzhou and Yokneam facilities are ISO 9001 certified. The Suzhou facility is also ISO 14001 and ISO 18001 certified.

Research and Product Development

Many of our customers generate technology roadmaps describing their projected packaging technology requirements. Our research and product development activities are focused on delivering robust production solutions to those projected requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $63.4 million, $65.1 million, and $56.7 million during fiscal 2012, 2011, and 2010, respectively.

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

Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant expendable tools competitors include:

•	Capillaries: PECO, Small Precision Tools, Inc., and Coorstek (formerly Gaiser)

•	Saw blades: Disco Corporation

•	Bonding wedges: Small Precision Tools, Inc.

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

Employees

As of September 29, 2012, we had approximately 2,270 regular full-time employees and 666 temporary workers worldwide.

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

In the past, our quarterly operating results have fluctuated significantly. We expect quarterly results will continue to fluctuate. Although these fluctuations are partly due to the cyclical and volatile nature of the semiconductor industry, they also reflect other factors, many of which are outside of our control.

Some of the factors that may cause our net revenue and operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	industry inventory level;

•	the mix of products we sell because, for example:

o	certain lines of equipment within our business segments are more profitable than others; and

o	some sales arrangements have higher gross margins than others;

•	cancelled or deferred orders;

•	seasonality;

•	competitive pricing pressures may force us to reduce prices

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers’ delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors’ introduction of new products.

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

Approximately 98.3%, 97.8%, and 98.6% of our net revenue for fiscal 2012, 2011, and 2010, respectively, were for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. Our future performance will depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. Some of these economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.

We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and die bonders in Singapore, our saw blades, capillaries and bonding wedges in China, certain bonder subassemblies in Malaysia and capillary blanks in Israel. In addition, our corporate headquarters is in Singapore and we have sales, service and support personnel in China, Israel, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand, the U.S. and Germany. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	foreign exchange restrictions and capital controls;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and U.S. taxes on repatriated cash;

•	difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities;

•	episodic events outside our control such as, for example, outbreaks of influenza;

•	natural disasters such as earthquakes, fires or floods;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor work stoppages and strikes in our factories or the factories of our suppliers;

•	foreign governments’ monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and may be less predictable than those in the U.S.

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

Because nearly all of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries’ functional currency, and remeasurement of our foreign subsidiaries’ net monetary assets from the subsidiaries’ local currency into the subsidiaries’ functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the U.S. where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have an adverse effect on our cash flows. Our primary exposures include the Singapore Dollar, Chinese Yuan, Japanese Yen, Malaysian Ringgit, Swiss Franc, Philippine Peso, Taiwan Dollar, South Korean Won, Israeli Shekel and Euro. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We have not entered into foreign exchange forward contracts but may enter into foreign exchange forward contracts or other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.

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

Our future success depends on our ability to hire and retain qualified management, marketing, finance, accounting and technical employees, including senior management, primarily in Asia. A number of our senior management and finance and accounting positions have been transitioned to Singapore. If we are unable to continue to attract and retain the managerial, marketing, finance, accounting and technical personnel we require, and if we are unable to effectively provide for the succession of senior management, our business, financial condition and operating results may be materially and adversely affected.

Difficulties in forecasting demand for our product lines may lead to periodic inventory shortages or excesses.

We typically operate our business with limited visibility of future demand. As a result, we sometimes experience inventory shortages or excesses. We generally order supplies and otherwise plan our production based on internal forecasts for demand. We have in the past failed, and may again in the future fail, to accurately forecast demand for our products. This has led to, and may in the future lead to, delays in product shipments or, alternatively, an increased risk of inventory obsolescence. If we fail to accurately forecast demand for our products, our business, financial condition and operating results may be materially and adversely affected.

Alternative packaging technologies may render some of our products obsolete.

Alternative packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit (“IC”) package, as compared to traditional wire bonding. These technologies include flip chip and wafer level packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to alternative packaging technologies were to occur, demand for our equipment and related packaging materials may be materially and adversely affected.

Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.

The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net revenue. Sales to our largest customers, defined as more than 10% of our net revenue, was 37.3%, 21.8%, and 33.3%, for fiscal 2012, 2011, and 2010, respectively.

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

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long−term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro-economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand.

Undetected problems in our products could directly impair our financial results.

If flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that would result in substantial repair, replacement or service costs and potential damage to our reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate tests and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

Costs related to product defect and errata may harm our results of operations and business.

Costs of product defects and errata (deviations from product specifications) due to, for example, problems in our design and manufacturing processes, could include:

•	writing off the value of inventory;

•	disposing of products that cannot be fixed;

•	retrofitting products that have been shipped;

•	providing product replacements or modifications; and

•	defending against litigation.

These costs could be large and may increase expenses and lower gross margin. Our reputation with customers or end users could be damaged as a result of product defects and errata, and product demand could be reduced. These factors could harm our business and financial results.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to conduct due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 74.1 million shares were outstanding as of September 29, 2012. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.

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

We may be subject to disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on us.

We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. We also hold large amounts of data in data center facilities around the world, primarily in Singapore and the U.S., which our business depends upon. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. Our security procedures, such as virus protection software and our business continuity planning, such as our disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of such events, which could adversely impact our operations. In addition, our business could be adversely affected to the extent we do not make the appropriate level of investment in our technology systems as our technology systems become out-of-date or obsolete and are not able to deliver the type of data integrity and reporting we need to run our business. Furthermore, when we implement new systems and or upgrade existing systems, we could be faced with temporary or prolonged disruptions that could adversely affect our business.

Other Risks

Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.

We have generated net operating loss carry-forwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code.  An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results. As of September 29, 2012, we have foreign net operating loss carryforwards of $88.1 million, domestic state net operating loss carryforwards of $194.7 million, and tax credit carryforwards of $0.6 million.

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

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or U.S. businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and research and development facilities in Singapore and the U.S. and manufacturing and research and development facilities in China, Israel and Malaysia. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the U.S. and overseas. Additional attacks or any broader conflict, could negatively impact our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table reflects our major facilities as of September 29, 2012:

Facility (1)	Approximate Size	Function	Business Segment and Products Manufactured	Lease Expiration Date

Singapore	134,661 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Equipment: wire, wedge and die bonders	July 2013 (2)

Suzhou, China	155,123 sq. ft.	Manufacturing and technology center	Expendable Tools: capillaries, dicing blades and bonding wedges	November 2017 (3)

Irvine, California	121,805 sq. ft.	Manufacturing and technology center	Equipment: wedge bonder subassemblies	September 2013

Fort Washington, Pennsylvania	88,000 sq. ft.	Technology, sales and service center	Not applicable	September 2028 (4)

Subang Jaya, Malaysia	37,200 sq ft	Subassembly manufacturing and supply chain management	Equipment subassembly	July 2013

Yokneam, Israel	20,877 sq. ft.	Manufacturing and technology center	Expendable Tools: capillary blanks (semi-finish)	January 2018 (5)

Damansara Uptown, Malaysia	12,314 sq ft	Shared service, sales and service center	Not applicable	July 2016 (6)

(1)	Each of the facilities listed in this table is leased.
(2)	The current lease is set to expire in July 2013, at which point the Company is planning to lease a new building from the same landlord, Mapletree Industrial Trust under the Agreement to Develop and Lease, as discussed in Item 7.
(3)	On July 11, 2012, the Company exercised the option to purchase the Suzhou building in accordance with the purchase option clause in the lease agreement that was in place at the time. The option has not been accepted or declined by the landlord and therefore the Company has extended the lease in the interim until November 2017.
(4)	Includes lease extension periods at the Company’s option. Initial lease expires in September 2018.
(5)	Includes lease extension periods at the Company’s option. Initial lease expires in January 2015.
(6)	Includes lease extension periods at the Company’s option. Initial lease expires in July 2013.

The Company owns a building in Berg, Switzerland of approximately 65,208 square feet that was used as a technology center. The building was put on the market in the second quarter of fiscal 2012. On October 1, 2012, the Company received a signed letter of intent from a buyer to purchase the building. The terms of the deal are currently under negotiation.

In addition, the Company rents space for sales and service offices and administrative functions in Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, and Germany. The Company believes the facilities are generally in good condition and suitable to the extent of utilization needed.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be a plaintiff or defendant in cases arising out of our business. We cannot be assured of the results of any pending or future litigation, but we do not believe resolution of these matters will materially or adversely affect our business, financial condition or operating results.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$11.10	$6.71	$7.82	$5.51
Second Quarter	$12.78	$9.32	$10.58	$7.16
Third Quarter	$13.69	$8.30	$12.72	$7.92
Fourth Quarter	$12.07	$8.05	$11.90	$7.42

On November 9, 2012, there were approximately 337 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance our business.

For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about January 4, 2013.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2012, 2011, 2010, 2009, and 2008.

As of October 4, 2009, we adopted Financial Accounting Standards Board, ASC No. 470.20, Debt, Debt With Conversion Options on a retrospective basis for all prior periods. Fiscal 2009 includes the assets of Orthodyne Electronics Corporation which were acquired on October 3, 2008. During fiscal 2008, we sold our Wire business; therefore, fiscal 2008 data has been reclassified to reflect our Wire business as a discontinued operation.

This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report or current reports on Form 8-K filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2012	2011	2010	2009	2008
Statement of Operations Data:
Net revenue:
Equipment	$727,082	$759,331	$691,988	$170,536	$271,019
Expendable Tools	63,941	71,070	70,796	54,704	57,031
Total net revenue	791,023	830,401	762,784	225,240	328,050
Cost of sales:
Equipment	397,210	412,914	399,042	111,103	165,499
Expendable Tools	26,423	29,578	28,069	25,294	28,758
Total cost of sales	423,633	442,492	427,111	136,397	194,257
Operating expenses:
Equipment	164,081	189,631	155,625	135,465	122,302
Expendable Tools	24,083	28,218	32,013	24,193	26,971
Impairment of goodwill: Equipment	-	-	-	2,709	-
U.S. pension plan termination: Equipment	-	-	-	-	9,152
Total operating expenses (1)	188,164	217,849	187,638	162,367	158,425
Income (loss) from operations:
Equipment	165,791	156,786	137,321	(78,741)	(25,934)
Expendable Tools	13,435	13,274	10,714	5,217	1,302
Interest expense, net	(4,975)	(7,632)	(7,930)	(7,082)	(3,869)
Gain on extinguishment of debt	-	-	-	3,965	170
Income (loss) from continuing operations before income tax	174,251	162,428	140,105	(76,641)	(28,331)
Provision (benefit) for income taxes from continuing operations (2)	13,671	34,818	(2,037)	(13,029)	(3,610)
Income (loss) from continuing operations	160,580	127,610	142,142	(63,612)	(24,721)
Income from discontinued operations, net of tax (3)	-	-	-	22,011	23,441
Net income (loss)	$160,580	$127,610	$142,142	$(41,601)	$(1,280)

(1)	During fiscal 2012, 2011, 2010 and 2009, we recorded $1.7 million, $2.5 million, $2.4 million and $7.4 million, respectively, in operating expense for restructuring-related severance.

During fiscal 2012, 2011, 2010, 2009, and 2008, we recorded $22.0 million, $24.3 million, $17.4 million, $2.7 million, and $2.2 million, respectively, in operating expense for incentive compensation.

(2)	The following are the most significant factors that affected our provision for income taxes: implementation of our international restructuring plan in fiscal 2011 and 2010; volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; changes in tax legislation and our provision for various tax exposure items.

(3)	Reflects the operations of the Company’s Wire business, which was sold in fiscal 2009.

	Fiscal
(in thousands, except per share amounts)	2012	2011	2010	2009	2008

Per Share Data:
Income (loss) per share from continuing operations: (1)
Basic	$2.17	$1.77	$2.01	$(1.02)	$(0.46)
Diluted	$2.13	$1.73	$1.92	$(1.02)	$(0.46)

Income per share from discontinued operations, net of tax:
Basic	$-	$-	$-	$0.35	$0.44
Diluted	$-	$-	$-	$0.35	$0.44

Net income (loss) per share: (2) (3)
Basic	$2.17	$1.77	$2.01	$(0.67)	$(0.02)
Diluted	$2.13	$1.73	$1.92	$(0.67)	$(0.02)

Weighted average shares outstanding: (2) (3)
Basic	73,887	71,820	70,012	62,188	53,449
Diluted	75,502	73,341	73,548	62,188	53,449

(1)	For fiscal 2012, 2011 and 2010, $0.0 million, $0.7 million and $1.5 million, respectively, of net income applicable to participating securities and the related participating securities were excluded from the computation of basic income per share.

(2)	For fiscal 2012, 2011 and 2010, the exercise of dilutive stock options and expected vesting of time-based and market-based restricted stock were included. Due to the Company’s net loss from continuing operations for fiscal 2009 and 2008, potentially dilutive shares were excluded since the effect would have been anti-dilutive.

(3)	For fiscal 2010, expected vesting of performance-based restricted stock and conversion of the 1% Convertible Subordinated Notes were included. For fiscal 2010, $0.3 million of after-tax interest expense related to our 1% Convertible Subordinated Notes was added to the Company’s net income to determine diluted earnings per share.

	Fiscal
(in thousands)	2012	2011	2010	2009	2008

Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$440,244	$384,552	$181,334	$144,841	$186,081
Working capital excluding discontinued operations	589,947	405,659	347,560	172,401	165,543
Total assets excluding discontinued operations	815,609	728,391	580,169	412,635	335,614
Long-term debt and current portion of long-term debt	-	105,224	98,475	92,217	151,415
Shareholders' equity	$643,667	$469,877	$322,480	$170,803	$125,396

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this Annual Report on Form 10-K for the fiscal year ended September 29, 2012 and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in this Annual Report.

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

We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, through consolidating operations in Asia. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate savings without compromising overall product quality and service levels.

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

Our Equipment segment is primarily affected by the industry’s internal cyclical and seasonal dynamics, in addition to broader macroeconomic factors that positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance as this mix can affect our products’ average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.

Our Expendable Tools segment is less volatile than our Equipment segment. Expendable Tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.

We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. The current economic environment is uncertain and we may experience typical industry seasonality during the first quarter of fiscal 2013. Our visibility into future demand is generally limited and forecasting is difficult.

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. In fiscal 2012, we fully repaid our 0.875% Convertible Subordinated Notes with cash in the principal amount of $110.0 million at maturity. As of September 29, 2012, our total cash, cash equivalents and investments was $440.2 million, a $55.7 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and improve our production capability throughout the semiconductor cycle.

Technology Leadership

We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire, wedge and die bonding processes. Our equipment is the most productive and has the highest levels of process capability, and as a result, has lower cost of ownership compared to other equipment in its market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

In addition to gold and aluminum wire, our leadership in the industry’s use of copper wire for the bonding process is an example of the benefits of our collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. During fiscal 2010, many of our customers began converting their bonding wire from gold to copper wire, and we believe the conversion was accelerated by fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a significant portion of our wire bonder sales are copper capable bonders. We expect this conversion process to continue throughout the industry for the next several years. This could potentially drive a significant wire bonder replacement cycle, as we believe much of the industries’ installed base is not currently suitable for copper bonding. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the total available market for copper configured wire bonders is likely to continue demonstrating solid growth.

Our leadership has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our large bondable area (“LA”) configured machines. This LA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.

We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly. In the last few years, the LED backlights for flat-screen displays have been the main driver of the LED market where we have successfully competed in LED assembly equipment. We expect the next wave of growth in the LED market to be high brightness LED for general lighting, and we believe we are well positioned for this trend.

Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In addition, we are currently developing the next generation platform for our power semiconductor wedge bonder. We intend to initiate design of our next power module wedge bonder. In both cases, we are making a conscious effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. As an example, we are reviewing the use of wedge bonding in the fabrication of solar panels. Many of these initiatives are in the early stages of development and may become business opportunities in the future.

Another example of our developing equipment for high-growth niche markets is our ATPremier. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. We also expanded the use of ATPremier for wafer level wire bonding for Micro-Electro-Mechanical Systems (“MEMS”) and other sensors.

Our focus on technology leadership also extends to die bonding. The best-in-class throughput and accuracy of our iStackPS die bonder forms the foundation for our advanced packaging development.

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

Products and Services

We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for fiscal 2012, 2011, and 2010:

	Fiscal
(dollar amounts in thousands)	2012 net revenue	% of net revenue	2011 net revenue	% of net revenue	2010 net revenue	% of net revenue
Equipment	$727,082	91.9%	$759,331	91.4%	$691,988	90.7%
Expendable Tools	63,941	8.1%	71,070	8.6%	70,796	9.3%
Total	$791,023	100.0%	$830,401	100.0%	$762,784	100.0%

See Note 10 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.

Equipment Segment

We manufacture and sell a line of ball bonders, heavy wire wedge bonders, wafer level bonders, and die bonders that are sold to semiconductor device manufacturers, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. Wafer level bonders mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Die bonders are used to attach a die to the substrate or lead frame which will house the semiconductor device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and as a result, a lower cost of ownership.

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS	Cost performance, low pin count applications

	ConnXPS Plus	Second generation cost performance, low pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS LA	Cost performance large area substrate and matrix applications

	ATPremier	Wafer level bonding applications

	ATPremier Plus	Advanced wafer level bonding applications

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	7600HD	Power semiconductors including smaller power packages using either aluminum wire or PowerRibbon®

Die bonder	iStackPS	Advanced stacked die and ball grid array applications

(1)	Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders, and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnXPS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010 and January 2011, we introduced the IConnPS ProCu, IConnPS ProCu LA, respectively, which offer a significant new level of capability for customers transitioning from gold to copper wire bonding. In March 2012, we introduced ConnXPS Plus next-generation cost-performance ball bonders.

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

Our ATPremier machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. In September 2012, we introduced ATPremier Plus, which offer advanced stud bumping capability for low temperature gold bumping.

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

While wedge bonding traditionally utilizes aluminum wire, all of our heavy wire wedge bonders are also available to be modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.

Die Bonders

Our die bonder, the iStackPS, focuses on stacked die applications for both memory and subcontract assembly customers. iStackPS is targeted at stacked die and high-end ball grid array (“BGA”) applications. In addition, iStackPS has demonstrated superior accuracy and process control.

Other Equipment Products and Services

We also sell manual wire bonders, and we offer spare parts, equipment repair, training services, and upgrades for our equipment through our Support Services business unit. In September 2012, we introduced a next-generation manual wire bonder series for use with gold, copper or aluminum wire.

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•	Capillaries: expendable tools used in ball bonders. Made of ceramic and other elements, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment. In addition to capillaries used for gold wire bonding, we have developed capillaries for use with copper wire to achieve optimal performance in copper wire bonding.

•	Bonding wedges: expendable tools used in wedge bonders. Like capillaries, their specific features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors’ equipment.

•	Saw blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been molded in a matrix configuration into individual units.

Critical Accounting Policies

The preparation of consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an on-going basis, we evaluate estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, tax provisions, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, restructuring, and warranties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. As a result, we make judgments regarding the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, which have been reviewed with the Audit Committee of our Board of Directors, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In accordance with ASC No. 605, Revenue Recognition, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectability is reasonably assured, and equipment installation obligations have been completed and customer acceptance, when applicable, has been received or otherwise released from installation or customer acceptance obligations. In the event terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. Our standard terms are Ex Works (our factory), with title transferring to our customer at our loading dock or upon embarkation. We have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

Our business is subject to contingencies related to customer orders as follows:

•	Right of Return: A large portion of our revenue comes from the sale of machines used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer’s facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.

•	Warranties: Our equipment is generally shipped with a one-year warranty against manufacturing defects. We establish reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

•	Conditions of Acceptance: Sales of our consumable products generally do not have customer acceptance terms. In certain cases, sales of our equipment have customer acceptance clauses which may require the equipment to perform in accordance with customer specifications or when installed at the customer’s facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers’ facilities, the revenue for the equipment will not be recognized until acceptance, which typically consists of installation and testing is received from the customer.

Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs paid by us are included in cost of sales.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ failure to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectability of certain receivables. If global economic conditions deteriorate or political conditions were to change in some of the countries where we do business, it could have a significant impact on our results of operations, and our ability to realize the full value of our accounts receivable.

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

Accounting for Impairment of Goodwill

The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded in 2009 for the acquisition of Orthodyne Electronics Inc., which added wedge bonder products to the Equipment business.

Accounting Standard Update 2011-08, Testing Goodwill for Impairment provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of the two-step goodwill impairment test.

We chose to skip the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the goodwill of the reporting unit, to compare against the carrying value of the goodwill recorded in the books. If the fair value exceeds the carrying value, there is no impairment. Any excess carrying value is equal to the goodwill impairment charge.

As part of the annual evaluation of the goodwill, we perform an impairment test of our goodwill in the fourth quarter of each fiscal year to coincide with the completion of our annual forecasting process. We also test for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value.

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we have used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Indicators of potential impairment may lead us to perform interim goodwill impairment assessments, including significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition.

For further information on goodwill and other intangible assets, see Note 4 of Item 8.

Income Taxes

In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the liability method. We record a valuation allowance to reduce our deferred tax assets to the amount we expect is more likely than not to be realized. While we have considered future taxable income and our ongoing tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

In accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”), we account for uncertain tax positions taken or expected to be taken in its income tax return. Under ASC 740.10, we utilize a two-step approach for evaluating uncertain tax positions. Step one or recognition, requires us to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.

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

Results of Operations for fiscal 2012 and 2011

The following table reflects our income from operations for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change
Net revenue	$791,023	$830,401	$(39,378)	-4.7%
Cost of sales	423,633	442,492	(18,859)	-4.3%
Gross profit	367,390	387,909	(20,519)	-5.3%

Selling, general and administrative	124,718	152,714	(27,996)	-18.3%
Research and development	63,446	65,135	(1,689)	-2.6%
Operating expenses	188,164	217,849	(29,685)	-13.6%

Income from operations	$179,226	$170,060	$9,166	5.4%

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

The following tables reflect our bookings and backlog for fiscal 2012 and 2011:

	Fiscal
(in thousands)	2012	2011
Bookings	$778,000	$681,000

	As of
(in thousands)	September 29, 2012	October 1, 2011
Backlog	$90,000	$103,000

Net Revenue

Approximately 98.3% and 97.8% of our net revenue for fiscal 2012 and 2011, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent a substantial part of our future revenue.

The following table reflects net revenue by business segment for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change

Equipment	$727,082	$759,331	$(32,249)	-4.2%
Expendable Tools	63,941	71,070	(7,129)	-10.0%
Total net revenue	$791,023	$830,401	$(39,378)	-4.7%

Equipment

The following table reflects the components of Equipment net revenue change between fiscal 2012 and 2011:

	Fiscal 2012 vs. 2011
(in thousands)	Price	Volume	$ Change
Equipment	$(14,492)	$(17,757)	$(32,249)

For fiscal 2012, the lower equipment net revenue as compared to the prior year period was primarily due to the lower volume from our wedge bonders and less favorable pricing for our ball bonders.

The volume reduction in wedge bonders was attributable mainly to decreased demand from our key markets: power semiconductor, automotive power modules and industrial power hybrids. Slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production, reducing their need for new equipment. This volume reduction was partially offset by higher ATPremier volume driven by a change in technology used in smartphones and tablet applications.

In addition, pricing on our ball bonders was less favorable, as we sold higher volumes of our most popular ball bonder model to large OSAT customers.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between fiscal 2012 and 2011:

	Fiscal 2012 vs. 2011
(in thousands)	Price	Volume	$ Change
Expendable Tools	$479	$(7,608)	$(7,129)

Expendable Tools net revenue decreased 10.0% for fiscal 2012 as compared to fiscal 2011. The decrease was primarily due to volume decrease in the overall Expendable Tools business. The decrease in volume was most concentrated in our wedge bonder tools business due to lower sales as a result of lower customer utilization.

Gross Profit

The following tables reflect gross profit and gross profit as a percentage of net revenue by business segment for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change
Equipment	$329,872	$346,417	$(16,545)	-4.8%
Expendable Tools	37,518	41,492	(3,974)	-9.6%
Total gross profit	$367,390	$387,909	$(20,519)	-5.3%

	Fiscal		Basis Point
	2012	2011	Change
Equipment	45.4%	45.6%	(20)
Expendable Tools	58.7%	58.4%	30
Total gross margin	46.4%	46.7%	(30)

Equipment

The following table reflects the components of Equipment gross profit change between fiscal 2012 and 2011:

	Fiscal 2012 vs. 2011
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(14,490)	$518	$(2,573)	$(16,545)

For fiscal 2012, the lower equipment gross profit as compared to the prior year period was primarily due to the lower pricing from our ball bonders. Pricing on our ball bonders was less favorable as we sold higher volumes of our most popular ball bonder model to large OSAT customers.

In addition, the volume in wedge bonders declined mainly as result of decreased demand from our key markets: power semiconductor, automotive power modules and industrial power hybrid. Slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production, reducing their need for new equipment. This volume reduction was partially offset by higher ATPremier volume driven by a change in technology used in smartphones and tablet applications, as well as favorable changes in product mix from our ball bonders.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between fiscal 2012 and 2011:

	Fiscal 2012 vs. 2011
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$479	$(720)	$(3,733)	$(3,974)

Expendable Tools gross profit decreased 9.6% during fiscal 2012 as compared to the prior year period primarily due to lower volumes for our Expendable Tools business.

Operating Expenses

The following table reflects operating expenses as a percentage of net revenue for fiscal 2012 and 2011:

	Fiscal		Basis Point
	2012	2011	Change
Selling, general and administrative	15.8%	18.4%	(260)
Research and development	8.0%	7.8%	20
Total	23.8%	26.2%	(240)

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased by $28.0 million during fiscal 2012 as compared to fiscal 2011, which was driven by a number of factors. Sales commissions and incentives decreased by $10.9 million due to lower net revenue for the current fiscal year. We experienced a $5.2 million favorable variance in foreign exchange rates due to the strengthening of foreign currencies against the U.S. dollar. We also recorded a favorable variance of $2.8 million relating to the curtailment of our pension plan for our Switzerland operation. We also recorded a favorable change in the Accounts Receivable reserve of $2.5 million as we were able to collect outstanding balances from customers that were previously reserved. Depreciation and amortization expense was also lower by $2.1 million mainly due to less equipment being sent to customers for demonstration and evaluation. During fiscal 2011, we recorded a valuation loss of $3.0 million in connection with our Switzerland property.

Research and Development (“R&D”)

R&D expense decreased $1.7 million during fiscal 2012 as compared to fiscal 2011 primarily due to a decrease of $2.7 million in staff costs as a result of the consolidation and reduction of headcount to further streamline our R&D technology centers. The decrease was partially offset by $1.0 million higher project based professional services for products development.

Income from Operations

The following table reflects income from operations by business segment for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change
Equipment	$165,791	$156,786	$9,005	5.7%
Expendable Tools	13,435	13,274	161	1.2%
Total income from operations	$179,226	$170,060	$9,166	5.4%

Equipment

In fiscal 2012 our Equipment income from operations was higher as compared to the prior year primarily due to decreases in our operating expenses. Overall operating expense decreases were offset by the lower equipment gross profit as compared to the prior year as explained above.

Expendable Tools

Expendable Tools income from operations was comparable from fiscal 2011 to fiscal 2012. Gross profit was lower due to decreased volumes, but was offset by lower operating expenses in fiscal 2012 as compared to fiscal 2011, as explained above.

Interest Income and Interest Expense

The following table reflects interest income and interest expense for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change
Interest income	$833	$648	$185	28.5%
Interest expense	(633)	(965)	332	34.4%
Interest expense: non-cash	(5,175)	(7,315)	2,140	29.3%

Interest income for fiscal 2012 was higher as compared to the prior year period due to higher invested cash balances.

The decrease in interest expense for fiscal 2012 as compared to the prior year period was attributable to the repayment of our 0.875% Convertible Subordinated Notes in June 2012.

Provision for Income Taxes for fiscal 2012 and 2011

The following table reflects the provision for income taxes and the effective tax rate for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011
Income from operations before income tax	$174,251	$162,428
Provision for income taxes	13,671	34,818

Income from operations	$160,580	$127,610

Effective tax rate	7.8%	21.4%

For fiscal 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes. In addition, during the fourth quarter of fiscal 2012, we reached a favorable settlement with the tax authorities of a foreign jurisdiction and we reversed an accrual for an uncertain tax position of $7.5 million, recording it as an income tax benefit. This benefit was offset by additional taxes due to deemed distributions from certain foreign subsidiaries.

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

The following table reflects net revenue by business segment for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010	$ Change	% Change
Equipment	$759,331	$691,988	$67,343	9.7%
Expendable Tools	71,070	70,796	274	0.4%
Total net revenue	$830,401	$762,784	$67,617	8.9%

Equipment

The following table reflects the components of Equipment net revenue change between fiscal 2011 and 2010:

	Fiscal 2011 vs. 2010
(in thousands)	Price	Volume	$ Change
Equipment	$19,603	$47,740	$67,343

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

Gross Profit

The following table reflects gross profit and gross profit as a percentage of net revenue by business segment for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010	$ Change	% Change
Equipment	$346,417	$292,946	$53,471	18.3%
Expendable Tools	41,492	42,727	(1,235)	-2.9%
Total gross profit	$387,909	$335,673	$52,236	15.6%

	Fiscal		Basis Point
	2011	2010	Change
Equipment	45.6%	42.3%	330
Expendable Tools	58.4%	60.4%	(200)
Total gross margin	46.7%	44.0%	270

Equipment

The following table reflects the components of Equipment gross profit change between fiscal 2011 and 2010:

	Fiscal 2011 vs. 2010
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$19,603	$(10,884)	$44,752	$53,471

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

Operating Expenses

The following table reflects operating expenses as a percentage of net revenue for fiscal 2011 and 2010:

	Fiscal		Basis Point
	2011	2010	Change
Selling, general and administrative	18.4%	17.2%	120
Research and development	7.8%	7.4%	40
Total	26.2%	24.6%	160

Selling, General and Administrative (“SG&A”)

SG&A expenses increased by $21.7 million during fiscal 2011 as compared to fiscal 2010, which was driven by a number of factors. Sales commissions and incentives increased by $10.9 million due to higher net revenue and net income. We suffered an unfavorable foreign exchange loss of $3.1 million due to the strengthening of the US dollar against foreign currencies. We wrote down in value our building in Switzerland by net $3.0 million. We also incurred $2.5 million for severance expenses mainly related to the U.S.-based operations transition to Asia. Depreciation and amortization expenses increased by $2.1 million, which mainly related to equipment sent to customers for demonstration and evaluation, and we accrued $1.5 million for the Switzerland pension fund. These increases were partially offset by $4.9 million lower factory transition expense than was incurred during fiscal 2010.

Research and Development (“R&D”)

Our R&D expense net increase was $8.5 million during fiscal 2011 as compared to fiscal 2010 primarily due to higher staff costs, which consisted of merit compensation and additional headcount to support new product development.

Income from Operations

The following table reflects income from operations by business segment for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010	$ Change	% Change
Equipment	$156,786	$137,321	$19,465	14.2%
Expendable Tools	13,274	10,714	2,560	23.9%
Total Income from operations	$170,060	$148,035	$22,025	14.9%

Equipment

Fiscal 2011 Equipment income from operations was higher than fiscal 2010 primarily due to favorable volumes for our wedge bonders and favorable pricing for our ball bonders. The favorable variances were partially offset by higher costs for our wedge bonders. Wedge bonder volume increases were attributed to demand from the power semiconductor segment along with the hybrid and automotive markets. In addition, we recognized favorable pricing due to customer mix. Ball bonder favorable pricing was due to product mix from the introduction of IConn ProCu and our large bondable area products during the first quarter of fiscal 2011. Increased costs for wedge bonders were the result of transitioning our factory to Asia. During fiscal 2011, we manufactured wedge bonders in both our U.S. and Asia facilities to support increased demand. In addition during fiscal 2011, we recorded inventory reserves due to our factory transition to Asia related to our wedge bonder inventory in the U.S.

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

Provision (Benefit) for Income Taxes for fiscal 2011 and 2010

The following table reflects the provision (benefit) for income taxes and the effective tax rate from operations for fiscal 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2011	2010
Income from operations before taxes	$162,428	$140,105
Provision (benefit) for income taxes	34,818	(2,037)

Income from operations	$127,610	$142,142

Effective tax rate	21.4%	-1.5%

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

For fiscal 2010, the effective income tax rate differed from the federal statutory rate primarily due to decrease in the valuation allowance, federal alternative minimum taxes, state income taxes, tax from foreign operations, the impact of tax holidays, an increase in deferred taxes for un-remitted earnings and other U.S. current and deferred taxes. Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and investments as of September 29, 2012 and October 1, 2011:

	As of
(dollar amounts in thousands)	September 29, 2012	October 1, 2011	$ Change
Cash and cash equivalents	$440,244	$378,188	$62,056
Short-term investments	-	6,364	(6,364)
Total cash and investments	$440,244	$384,552	$55,692
Percentage of total assets	54.0%	52.8%

The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2012 and 2011:

	Fiscal
(in thousands)	2012	2011

Net cash provided by operating activities	$183,969	$202,257
Net cash used in discontinued operations	(1,498)	(1,861)
Net cash provided by operations	182,471	200,396

Net cash used in investing activities	(15,386)	(11,106)
Net cash (used in) provided by financing activities	(105,138)	9,296
Effect of exchange rate on cash and cash equivalents	109	1,490

Changes in cash and cash equivalents	62,056	200,076
Cash and cash equivalents, beginning of period	378,188	178,112
Cash and cash equivalents, end of period	440,244	378,188
Restricted cash and short-term investments	-	6,364
Total cash and investments	$440,244	$384,552

Fiscal 2012

Continuing Operations

Net cash provided by operating activities was primarily the result of net income of $160.6 million plus non-cash adjustments of $36.7 million. The cash provided by net income and non-cash items was partially offset by working capital changes of $13.3 million driven by net increases in accounts and notes receivable and net income tax payable.

Net cash used in investing activities related to the expansion of our manufacturing operations and infrastructure in Asia. In the first quarter of 2012, we also paid $14.8 million in relation to the acquisition of Orthodyne Electronics Corporation, which we acquired in 2008. See Note 4 of Item 8 for further details.

Net cash used in financing activities was for the repayment of our 0.875% Convertible Subordinated Notes, partially offset by proceeds from the exercise of common stock options.

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

Fiscal 2013 Liquidity and Capital Resource Outlook

We expect our fiscal 2013 capital expenditures to be $30.0 to $31.0 million of which approximately $15.0 million relate to leasehold improvements for our Singapore facility under the Agreement to Develop and Lease. Expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.

We believe that our existing cash and investments and anticipated cash flows from operations will be sufficient to meet our liquidity and capital requirements for at least the next twelve months. Our liquidity is affected by many factors, some based on normal operations of our business and others related to global economic conditions and industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We intend to continue to use our cash for working capital needs and for general corporate purposes.

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

Convertible Subordinated Notes

The following table reflects debt, consisting of 0.875% Convertible Subordinated Notes (“Notes”) as of September 29, 2012 and October 1, 2011:

		Conversion		As of
Rate	Payment dates of each year	price	Maturity date	September 29, 2012	October 1, 2011
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$-	$110,000
Debt discount on 0.875% Convertible Subordinated Notes due June 2012				-	(4,776)
				$-	$105,224

The following table reflects the estimated fair value of the Notes as of September 29, 2012 and October 1, 2011:

	Fair value as of (1)
Description	September 29, 2012	October 1, 2011
	(in thousands)
0.875 % Convertible Subordinated Notes	$-	$109,450
	$-	$109,450

(1) In accordance with ASC No. 820, Fair Value Measurement and Disclosures, we rely upon observable market data such as its common stock price, interest rates, and other market factors in establishing fair value.

The following table reflects amortization expense related to issuance costs from the Notes for fiscal 2012, 2011, and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Amortization expense related to issue costs	$398	$566	$718

The Notes matured on June 1, 2012. Prior to maturity, holders of the Notes were entitled to convert their notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of the Notes, (equal to an initial conversion price of approximately $14.355 per share, subject to adjustment for certain events) only under specific circumstances. We had the option to elect to satisfy the conversion obligations in cash, common stock or a combination thereof. We repaid the entire principal balance of the Notes of $110.0 million plus interest of $0.5 million in cash. No common shares were issued in connection with repayment of the Notes.

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

Agreement to Develop and Lease

On May 7, 2012, Pte entered into an Agreement to Develop and Lease (the “ADL”) with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte expects to lease from the Landlord 198,134 square feet (the “Initial Premises”) representing approximately 69% of the Building. The Building is estimated to be completed and ready for occupancy in the second half of 2013. Subject to approval from the relevant authorities, the Building will bear a name to be chosen by Pte.

The facility is in the process of being constructed. In accordance with ASC No. 840, Leases, we are considered to be the owner of the building during the construction phase due to our involvement in the asset construction. The estimated construction costs incurred to date in relation to the relevant proportion of our lease are recognized on balance sheet as at September 29, 2012. Applicable ground lease expense was accrued. See Note 11 of Item 8 for additional details.

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 29, 2012 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the following table for additional information.

The following table reflects obligations and contingent payments under various arrangements as of September 29, 2012:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Current and long-term liabilities:
Pension plan obligations	3,829	-	-	-	3,829
Severance (1)	4,815	2,840	608	-	1,367
Obligations related to Chief Executive Officer transition (2)	301	293	8	-	-
Operating lease retirement obligations	2,391	1,137	397	20	837
Long-term income taxes payable	1,864	-	-	-	1,864

Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$13,200	$4,270	$1,013	$20	$7,897

Contractual Obligations:
Inventory purchase obligations (3)	69,977	69,977	-	-	-
Operating lease obligations (4)	23,960	8,532	7,519	5,735	2,174

Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$93,937	$78,509	$7,519	$5,735	$2,174

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	In connection with the September 2010 retirement of our former Chief Executive Officer, we entered into a three year consulting arrangement with him.

(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(4)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Under the ADL we expect Pte to enter into a lease agreement. The term for the rental of the Initial Premises is expected to be 10 years. Pte will have the option to renew for two additional 10 year terms. The combined annual rent and service charge for the Initial Term ranges between approximately $4.0 to $5.0 million Singapore dollars. Subject to renting a minimum amount of space, Pte will have a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental at our option which may be exercised at certain points during the second half of the Initial Term. Subject to renting a minimum amount of space for a certain period, Pte will have partial surrender rights. In addition, Pte will have termination rights after renting the Initial Premises for a certain period of time. The lease agreement is not in effect as of the date of this report.

Off-Balance Sheet Arrangements

On May 9, 2012, Pte obtained a Bank Guarantee from DBS Bank in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to Mapletree Industrial Trust in lieu of a cash deposit in connection with building and leasing of a new facility in Singapore as discussed above.

We currently do not have any off-balance sheet arrangements such as derivatives, contingent interests or obligations associated with variable interest entities.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than eighteen months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of September 29, 2012, we had no available-for-sale investments.

Foreign Currency Risk

Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. We are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China, Taiwan and Japan. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.

Based on our overall currency rate exposure as of September 29, 2012, a near term 10.0% appreciation or depreciation in the foreign currency portfolio to the U.S. dollar could impact on our financial position, results of operations or cash flows by $4.0 to $5.0 million. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of September 29, 2012.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the accompanying consolidated balance sheet as of September 29, 2012 and related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc., and its subsidiaries (the "Company") at September 29, 2012, and the results of their operations and their cash flows for the year ended September 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 29, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Singapore

November 19, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the consolidated balance sheet as of October 1, 2011 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended October 1, 2011 present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc., and its subsidiaries (the "Company") at October 1, 2011, and the results of their operations and their cash flows for each of the two years in the period ended October 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended October 1, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

December 8, 2011

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of
	September 29, 2012	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$440,244	$378,188
Short-term investments	-	6,364
Accounts and notes receivable, net of allowance for doubtful accounts of $937 and $2,194, respectively	188,986	138,649
Inventories, net	58,994	73,092
Prepaid expenses and other current assets	21,577	21,897
Deferred income taxes	3,515	1,651
Total current assets	713,316	619,841

Property, plant and equipment, net	28,441	26,501
Goodwill	41,546	41,546
Intangible assets	20,387	29,565
Other assets	11,919	10,938
TOTAL ASSETS	$815,609	$728,391

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$105,224
Accounts payable	57,231	36,321
Accrued expenses and other current liabilities	57,946	43,528
Earnout agreement payable (Note 4)	-	14,848
Income taxes payable	8,192	14,261
Total current liabilities	123,369	214,182

Deferred income taxes	37,875	32,065
Other liabilities	10,698	12,267
TOTAL LIABILITIES	171,942	258,514

Commitments, contingent liabilities and concentrations (Note 11)

Shareholders' equity:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 79,099 and 77,733, respectively; outstanding 74,145 and 72,779 shares, respectively	455,122	441,749
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	232,520	71,940
Accumulated other comprehensive income	2,381	2,544
TOTAL SHAREHOLDERS' EQUITY	643,667	469,877

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$815,609	$728,391

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal
	2012	2011	2010
Net revenue	$791,023	$830,401	$762,784
Cost of sales	423,633	442,492	427,111
Gross profit	367,390	387,909	335,673

Selling, general and administrative	124,718	152,714	130,978
Research and development	63,446	65,135	56,660
Operating expenses	188,164	217,849	187,638

Income from operations	179,226	170,060	148,035

Interest income	833	648	403
Interest expense	(5,808)	(8,280)	(8,333)
Income from operations before income tax	174,251	162,428	140,105
Provision (benefit) for income taxes	13,671	34,818	(2,037)
Net income	$160,580	$127,610	$142,142

Income per share: (see Note 7)
Basic	$2.17	$1.77	$2.01
Diluted	$2.13	$1.73	$1.92

Weighted average shares outstanding:
Basic	73,887	71,820	70,012
Diluted	75,502	73,341	73,548

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160,580	$127,610	$142,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,265	17,761	17,531
Amortization of debt discount and debt issuance costs	5,174	7,315	6,976
Equity-based compensation and employee benefits	8,511	7,496	8,949
Excess tax benefits from stock-based compensation arrangements	(1,537)	-	-
Provision for doubtful accounts	(1,239)	1,219	32
Provision for inventory valuation	6,060	6,701	1,519
Deferred taxes	3,964	19,773	(4,735)
Impairment of building and building improvements	206	3,002	-
Switzerland pension plan curtailment	(1,690)	-	-
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	(49,111)	55,313	(101,098)
Inventory	8,144	(6,122)	(34,065)
Prepaid expenses and other current assets	(46)	(5,621)	(4,654)
Accounts payable, accrued expenses and other current liabilities	33,550	(43,449)	54,080
Income taxes payable	(6,071)	13,063	(322)
Other, net	209	(1,804)	1,283
Net cash provided by continuing operations	183,969	202,257	87,638
Net cash used in discontinued operations	(1,498)	(1,861)	(1,839)
Net cash provided by operating activities	182,471	200,396	85,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,902)	(7,688)	(6,271)
Proceeds from sale of property, plant, and equipment	-	-	4,621
Sales (purchase) of investments classified as available-for-sale	6,364	(3,655)	(2,985)
Purchase of Orthodyne	(14,848)	-	-
Changes in restricted cash, net	-	237	44
Net cash used in continuing operations	(15,386)	(11,106)	(4,591)
Net cash used in discontinued operations	-	-	(1,838)
Net cash used in investing activities	(15,386)	(11,106)	(6,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	3,325	9,296	2,872
Payments on borrowings	(110,000)	-	(48,964)
Net proceeds from sale of common stock	-	-	(29)
Excess tax benefits from stock-based compensation arrangements	1,537	-	-
Net cash (used in) provided by financing activities	(105,138)	9,296	(46,121)
Effect of exchange rate changes on cash and cash equivalents	109	1,490	303
Changes in cash and cash equivalents	62,056	200,076	33,552
Cash and cash equivalents at beginning of period	378,188	178,112	144,560
Cash and cash equivalents at end of period	$440,244	$378,188	$178,112
CASH PAID DURING THE PERIOD FOR:
Interest	$633	$963	$1,452
Income taxes	$10,854	$11,466	$3,119

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income	Shareholders' Equity
Balances as of October 3, 2009	69,415	$413,092	$(46,356)	$(197,812)	$1,879	$170,803
Employer contribution to the Company's 401(k) plan	212	1,384	-	-	-	1,384
Issuance of stock for services rendered	114	720	-	-	-	720
Exercise of stock options	502	2,872	-	-	-	2,872
Issuance of shares for time-based restricted stock	232	-	-	-	-	-
Equity-based compensation expense	-	5,676	-	-	-	5,676
Costs related to prior year sale of common stock	-	(29)	-	-	-	(29)
Components of comprehensive income:
Net income	-	-	-	142,142	-	142,142
Translation adjustment	-	-	-	-	1,021	1,021
Unamortized pension costs	-	-	-	-	(2,109)	(2,109)
Total comprehensive income	-	-	-	142,142	(1,088)	141,054
Balances as of October 2, 2010	70,475	$423,715	$(46,356)	$(55,670)	$791	$322,480
Employer contribution to the Company's 401(k) plan	42	279	-	-	-	279
Issuance of stock for services rendered	90	720	-	-	-	720
Exercise of stock options	1,245	9,296	-	-	-	9,296
Issuance of shares for time-based restricted stock	927	-	-	-	-	-
Excess tax benefits from stock based compensation	-	2,099	-	-	-	2,099
Equity-based compensation expense	-	5,640	-	-	-	5,640
Components of comprehensive income:
Net income	-	-	-	127,610	-	127,610
Translation adjustment	-	-	-	-	1,022	1,022
Unamortized pension costs	-	-	-	-	731	731
Total comprehensive income	-	-	-	127,610	1,753	129,363
Balances as of October 1, 2011	72,779	$441,749	$(46,356)	$71,940	$2,544	$469,877
Issuance of stock for services rendered	78	720	-	- -	-	720
Exercise of stock options	436	3,325	-	-	-	3,325
Issuance of shares for time-based restricted stock	852	-	-	-	-	-
Excess tax benefits from stock based compensation	-	1,537	-	-	-	1,537
Equity-based compensation expense	-	7,791	-	-	-	7,791
Components of comprehensive income:
Net income	-	-	-	160,580	-	160,580
Translation adjustment	-	-	-	-	207	207
Unamortized pension costs	-	-	-	-	(370)	(370)
Total comprehensive income	-	-	-	160,580	(163)	160,417
Balances as of September 29, 2012	74,145	$455,122	$(46,356)	$232,520	$2,381	$643,667

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

As of October 4, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 470.20, Debt, Debt With Conversion Options (“ASC 470.20”), which requires issuers of convertible debt instruments that may be settled in cash upon conversion to initially record the liability and equity components of the convertible debt separately. The Company adopted the provisions of ASC 470.20 on a retrospective basis (see Note 5).

Fiscal Year

Each of the Company’s first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The fiscal year end for 2012, 2011, and 2010 ended on September 29, 2012, October 1, 2011, and October 2, 2010, respectively.

Nature of Business

The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company’s operating results depend upon the capital and operating expenditures of semiconductor manufacturers and outsourced semiconductor assembly and test providers (“OSATs”) worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which have a severe negative effect on the semiconductor industry’s demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools, including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company’s operating results. The Company believes such volatility will continue to characterize the industry and the Company’s operations in the future.

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of September 29, 2012 and October 1, 2011 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

The Company’s international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China, Taiwan and Japan. The Company’s U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). As of September 29, 2012 and October 1, 2011, fair value approximated the cost basis for cash equivalents.

Investments

Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with ASC No. 320, Investments-Debt & Equity Securities and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers' failure to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company is also subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectability of certain receivables. If global economic conditions deteriorate or political conditions were to change in some of the countries where the Company does business, it could have a significant impact on the results of operations, and the Company's ability to realize the full value of its accounts receivable.

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. In addition, inventory purchase commitments in excess of demand are generally recorded as accrued expense. Demand is generally defined as eighteen months future consumption for equipment, 24 months consumption for all spare parts, and twelve months consumption for expendable tools. Forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

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

Accounting for Impairment of Goodwill

The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded in 2009 for the acquisition of Orthodyne Electronics Inc., which added wedge bonder products to the Equipment business.

Accounting Standard Update (“ASU”) 2011-08, Testing Goodwill for Impairment provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of the two-step goodwill impairment test.

The Company chose to skip the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the goodwill of the reporting unit, to compare against the carrying value of the goodwill recorded in the books. If the fair value exceeds the carrying value, there is no impairment. Any excess carrying value is equal to the goodwill impairment charge.

As part of the annual evaluation of the goodwill, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of our annual forecasting process. The Company tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value.

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the assumptions as to prices, costs, growth rates or other factors that may result in changes in the estimates of future cash flows. Although the Company believes the assumptions that it has used in testing for impairment are reasonable, significant changes in any one of the assumptions could produce a significantly different result. Indicators of potential impairment may lead the Company to perform interim goodwill impairment assessments including, significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition.

For further information on goodwill and other intangible assets, see Note 4 below.

Revenue Recognition

In accordance with ASC No. 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectability is reasonably assured, and equipment installation obligations have been completed and customer acceptance, when applicable, has been received or otherwise released from installation or customer acceptance obligations. If terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are Ex Works (the Company’s factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order. Revenue related to services is recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

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

Equity-Based Compensation

The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and performance-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

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

In accordance with ASC No. 260.10.55, Earnings per Share - Implementation & Guidance (“ASC 260.10.55”), the Company treats all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied. The Company adopted ASC 260.10.55 on October 4, 2009 (see Note 7).

Recent Accounting Pronouncements

Disclosure about Offsetting Assets and Liabilities

In December 2011, the FASB issued Accounting Standard Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements (such as enforceable master netting arrangement or similar agreement). This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented.

Amendment to Comprehensive Income

In January 2012, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220):Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 superseded certain pending paragraphs in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-12 amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. ASU 2011-12 is effective for fiscal years beginning after December 15, 2011.

NOTE 2: RESTRUCTURING

During fiscal 2010, the Company committed to a plan to reduce its Irvine, California workforce by approximately 60 employees over a period of approximately 26 months. As part of this workforce reduction plan, substantially all of the Company's California-based wedge bonder manufacturing, as well as certain administrative functions, have been transferred to the Company's facilities in Asia. The California-based wedge bonder transfer to Asia is substantially complete at the end of fiscal 2012. In addition, the Company has transitioned certain of its other U.S.-based operations to Asia.

The following table reflects severance activity during fiscal 2012 and fiscal 2011:

	Fiscal
(in thousands)	2012	2011
Accrual for estimated severance and benefits, beginning of period	$1,834	$2,395
Provision for severance and benefits: Equipment segment (1)	1,658	1,942
Provision for severance and benefits: Expendable Tools segment (1)	83	508
Payment of severance and benefits	(1,943)	(3,011)
Accrual for estimated severance and benefits, end of period (2)	$1,632	$1,834

(1)	Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.
(2)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets. For fiscal 2012 and 2011, in addition to these restructuring amounts, the Company had other severance obligations included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of September 29, 2012 and October 1, 2011:

(in thousands)	September 29, 2012	October 1, 2011
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$-	$6,364
	$-	$6,364

Inventories, net:
Raw materials and supplies	$26,660	$45,883
Work in process	23,352	26,237
Finished goods	27,599	16,071
	77,611	88,191
Inventory reserves	(18,617)	(15,099)
	$58,994	$73,092

Property, plant and equipment, net:
Land	$2,086	$2,086
Buildings and building improvements (2)	4,830	5,026
Leasehold improvements	16,005	15,389
Data processing equipment and software	23,819	22,804
Machinery, equipment, furniture and fixtures	40,580	38,327
Construction in progress (3)	3,219	-
	90,539	83,632
Accumulated depreciation	(62,098)	(57,131)
	$28,441	$26,501

Accrued expenses and other current liabilities:
Wages and benefits	$18,734	$17,313
Accrued customer obligations (4)	22,984	11,388
Commissions and professional fees (5)	2,776	3,293
Severance (6)	2,840	3,083
Short-term facility accrual related to discontinued operations (Test)	-	1,564
Other	10,612	6,887
	$57,946	$43,528

(1)	All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of September 29, 2012 and October 1, 2011, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during fiscal 2012 or 2011.
(2)	In accordance with ASC 360, due to unfavorable real estate trends and the Company’s transition of die bonder manufacturing from Berg, Switzerland to Asia, the Company recorded a $3.0 million write down in value for its building in Berg in fiscal 2011. Following the approval of the Board of Directors on February 14, 2012 to sell the building in Berg, the Company recorded an additional $0.2 million write down to reduce the value of the building to fair value less cost to sell for the year ended September 29, 2012, as a result of its classification as an asset held for sale. The building is on the market and a sale is expected to be completed within one year. In accordance with ASC 820, the Company relies upon level two measurement or observable market data such as market prices of similar buildings in Berg and other market factors in establishing fair value.

(3)	Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company is considered the owner of the building during the construction phase for the Agreement to Develop and Lease facility being developed by Mapletree Industrial Trust in Singapore - see Note 11. The estimated construction costs incurred to date in relation to the relevant proportion of the Company’s lease is recognized on balance sheet as at September 29, 2012. Applicable ground lease expense was accrued.
(4)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.
(5)	Balances as of September 29, 2012 and October 1, 2011 include nil and $0.3 million, respectively, of liability classified stock compensation expenses in connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”). In addition, balances for both periods include $0.3 million related to his three year consulting arrangement, and $0.0 million and $0.3 million were recorded within other liabilities related to the long term portion of his consulting agreement as of September 29, 2012 and October 1, 2011, respectively.
(6)	Total severance payable within the next twelve months includes the restructuring plan discussed in Note 2 and approximately $1.2 million of other severance not part of the Company’s plan for transition and consolidation of operations to Asia.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

Goodwill

On October 3, 2008, the Company completed the acquisition of Orthodyne Electronics Corporations (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement entered into in connection with the acquisition. At the end of fiscal 2011, the Company accrued $14.8 million as an adjustment to goodwill which was paid in the first quarter of fiscal 2012.

The following table reflects Goodwill as of September 29, 2012 and October 1, 2011:

	As of
(in thousands)	September 29, 2012	October 1, 2011
Beginning of period, Goodwill	$41,546	$26,698
Increase to Goodwill for Earnout	-	14,848

End of period, Goodwill	$41,546	$41,546

Following the acquisition of Orthodyne, we added wedge bonder products to the Equipment business. Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2012 and concluded that no impairment charge was required. The Company also tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value.

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of September 29, 2012 and October 1, 2011:

	As of		Average estimated
(dollar amounts in thousands)	September 29, 2012	October 1, 2011	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(18,973)	(14,230)
Net wedge bonder developed technology	14,227	18,970

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(15,440)	(11,580)
Net wedge bonder customer relationships	3,860	7,720

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(2,300)	(1,725)
Net wedge bonder trade name	2,300	2,875

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	-	-

Net intangible assets	$20,387	$29,565

The following table reflects estimated annual amortization expense related to intangible assets as of September 29, 2012:

(in thousands)
Fiscal 2013	9,178
Fiscal 2014	5,318
Fiscal 2015	5,318
Fiscal 2016	573

Total amortization expense	$20,387

NOTE 5: DEBT AND OTHER OBLIGATIONS

The following table reflects debt consisting of Convertible Subordinated Notes as of September 29, 2012 and October 1, 2011:

				As of
Rate	Payment date of each year	Conversion price	Maturity date	September 29, 2012	October 1, 2011
				(in thousands)
0.875%	June 1 and December 1	$14.36	June 1, 2012	$-	$110,000
	Debt discount on 0.875% Convertible Subordinated Notes due June 2012			$-	(4,776)
				$-	$105,224

The following table reflects the estimated fair value of the Company’s Convertible Subordinated Notes as of September 29, 2012 and October 1, 2011:

	Fair value as of (1)
Description	September 29, 2012	October 1, 2011
	(in thousands)
0.875% Convertible Subordinated Notes	$-	$109,450

(1)	In accordance with ASC 820, the Company relies upon observable market data such as its common stock price, interest rates, and other market factors in establishing fair value.

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for fiscal 2012, 2011 and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Amortization expense related to issue costs	$398	$566	$718

0.875% Convertible Subordinated Notes

The 0.875% Convertible Subordinated Notes (the “Notes”) matured on June 1, 2012. Prior to maturity, holders of the Notes were entitled to convert their notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $14.355 per share, subject to adjustment for certain events) only under specific circumstances. The Company had the option to elect to satisfy the conversion obligations in cash, common stock or a combination thereof. The Company repaid the entire principal balance of the Notes of $110.0 million plus interest of $0.5 million in cash. No common shares were issued in connection with repayment of the Notes.

The Notes were not redeemable at the Company’s option. Holders of the Notes did not have the right to require the Company to repurchase their Notes prior to maturity except in connection with the occurrence of certain fundamental change transactions. The Notes could have been accelerated upon an event of default as described in the Indenture and would have been accelerated upon bankruptcy, insolvency, appointment of a receiver and similar events with respect to the Company.

The Company adopted ASC 470.20, Debt, Debt with Conversion Options, which requires that issuers of convertible debt that may be settled in cash upon conversion record the liability and equity components of the convertible debt separately. The liability component of the Company’s Notes was classified as debt and the equity component of the Notes was classified as common stock on the Company’s Consolidated Balance Sheets.

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

On March 7, 2012, Pte notified the DBS Bank to cancel the STL Facility and the RC Facility. The STL Facility and the BC Facility were subsequently cancelled in accordance with the terms of the Facilities Agreement, and on April 17, 2012, the related debenture was discharged.

Bank Guarantee

On May 9, 2012, Pte obtained a bank guarantee (“Bank Guarantee”) from DBS Bank in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to Mapletree Industrial Trust in lieu of a cash deposit in connection with building and leasing of a new facility in Singapore.

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

The following table reflects the Company’s matching contributions to the Plan which were made in the form of issued and contributed shares of common stock or cash, as applicable, during fiscal 2012 and 2011:

	Fiscal
(in thousands)	2012	2011
Number of common shares	N/A	42
Fair value based upon market price at date of distribution	N/A	$279
Cash	$1,707	$1,462

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of September 29, 2012 and October 1, 2011:

	As of
(in thousands)	September 29, 2012	October 1, 2011
Gain from foreign currency translation adjustments	$2,996	$2,789
Unrecognized actuarial (loss) gain, Switzerland pension plan, net of tax	(227)	143
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$2,381	$2,544

The following table reflects the components of comprehensive income for fiscal 2012 and 2011:

	Fiscal
(in thousands)	2012	2011	2010
Net income	$160,580	$127,610	$142,142
Gain from foreign currency translation adjustments	207	1,022	1,021
Unrecognized actuarial (loss) gain, Switzerland pension plan, net of tax	(370)	731	(2,109)
Other comprehensive income	$(163)	$1,753	$(1,088)
Comprehensive income	$160,417	$129,363	$141,054

Equity-Based Compensation

As of September 29, 2012, the Company had seven equity-based employee compensation plans (the “Employee Plan”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. As of September 29, 2012, the Company’s one active plan, the 2009 Equity Plan, had 5.5 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010 was based upon awards ultimately expected to vest. In accordance with ASC 718, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following tables reflect equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Cost of sales	$312	$213	$207
Selling, general and administrative (1)	6,602	5,671	5,846
Research and development	1,777	1,328	1,512
Total equity-based compensation expense	$8,691	$7,212	$7,565

	Fiscal
(in thousands)	2012	2011	2010
Market-based restricted stock (1)	$2,929	$1,961	$1,996
Time-based restricted stock	4,732	4,003	2,161
Performance-based restricted stock (1)	269	442	2,029
Stock options	41	86	659
Common stock	720	720	720
Total equity-based compensation expense	$8,691	$7,212	$7,565

(1)	Fiscal 2012 selling, general and administrative expense included $0.2 million performance-based of liability classified equity compensation expense related to the retired CEO. Fiscal 2011 SG&A expense included $0.9 million ($0.8 million market-based and $0.1 million performance-based) of liability classified equity compensation expense related to the retired CEO. In connection with his retirement, deferred cash payments equal to the difference, if any, between (i) the fair market value of the shares of common stock of the Company to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of the shares of common stock of the Company actually received by him pursuant to such awards. An accrual for estimated deferred cash payments measured at fair value as of October 1, 2011 was included within accrued expenses and other current liabilities and other liabilities on the Consolidated Balance Sheets. During fiscal 2012, the outstanding balance related to the deferred cash payments was settled in full.

Equity-Based Compensation: employee market-based restricted stock

The following table reflects employee market-based restricted stock activity for fiscal 2012, 2011 and 2010:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Market-based restricted stock outstanding as of October 3, 2009	-
Granted	398			$6.78
Forfeited or expired	(84)
Market-based restricted stock outstanding as of October 2, 2010	314	$667	1.3
Granted	442			$11.32
Forfeited or expired	(165)
Vested	(104)
Market-based restricted stock outstanding as of October 2, 2011	487	3,674	1.9
Granted	437			$12.56
Forfeited or expired	(10)
Market-based restricted stock outstanding as of September 29, 2012	914	$6,175	1.5

Equity-Based Compensation: employee time-based restricted stock

The following table reflects employee time-based restricted stock activity for fiscal 2012, 2011 and 2010:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based restricted stock outstanding as of October 3, 2009	699	$1,356	2.0
Granted	1,288			$5.46
Forfeited or expired	(48)
Vested	(232)
Time-based restricted stock outstanding as of October 2, 2010	1,707	$5,683	1.4
Granted	714			$6.56
Forfeited or expired	(259)
Vested	(563)
Time-based restricted stock outstanding as of October 1, 2011	1,599	$6,096	1.7
Granted	695			$9.15
Forfeited or expired	(76)
Vested	(686)
Time-based restricted stock outstanding as of September 29, 2012	1,532	$7,070	1.4

Equity-Based Compensation: employee performance-based restricted stock

No performance-based restricted stock was issued during fiscal 2012, 2011 or 2010.

The following table reflects the assumptions used to calculate compensation expense related to the Company’s performance-based restricted stock issued during fiscal 2009, which completed vesting during fiscal 2012:

Assumptions as of October 1, 2011:
Expected forfeiture rate	8.8%
Estimated attainment of performance goals	98.0%

Assumptions as of October 2, 2010:
Expected forfeiture rate	8.8%
Estimated attainment of performance goals	85.0%

The following table reflects employee performance-based restricted stock activity for fiscal 2012, 2011, and 2010:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)

Performance-based restricted stock outstanding as of October 3, 2009	1,013	242	1.8
Forfeited or expired	(387)
Performance-based restricted stock outstanding as of October 2, 2010	626	228	0.2
Forfeited or expired	(275)
Vested	(182)
Performance-based restricted stock outstanding as of October 1, 2011	169	-	-
Vested	(169)
Performance-based restricted stock outstanding as of September 29, 2012	$-	$-	-

Equity-Based Compensation: employee stock options

No employee stock options were granted during fiscal 2012 and 2011. The following table reflects the weighted-average assumptions for the Black-Scholes option pricing model used to estimate the fair value of stock options granted for fiscal 2010:

Fiscal
2010
Expected dividend yield	N/A
Expected stock price volatility	61.64%
Risk-free interest rate	2.22%
Expected life (in years)	5
Weighted-average fair value at grant date	$3.18

Expected volatility for 2010 was based on historical volatility. The risk-free interest rate was calculated using the U.S. Treasury yield curves in effect at the time of grant, commensurate with the expected life of the options.

The following table reflects employee stock option activity for fiscal 2012, 2011, and 2010:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of October 3, 2009	4,541	9.56
Granted	47	6.20
Exercised	(492)	5.72		1,261
Forfeited or expired	(786)	10.90
Options outstanding as of October 2, 2010	3,310	9.80
Granted	-	-
Exercised	(1,216)	7.50		3,498
Forfeited or expired	(585)	13.79
Options outstanding as of October 1, 2011	1,509	10.11
Granted	-	-
Exercised	(374)	7.70		829
Forfeited or expired	(432)	13.35
Options outstanding as of September 29, 2012	703	$9.40	2.9	$1,143
Options vested and expected to vest as of September 29, 2012	693	$9.46	2.8	$1,095
Options exercisable as of September 29, 2012	677	$9.54	2.7
In the money exercisable options as of September 29, 2012	409			$1,025

On average, 14% of stock options granted by the Company become vested each year, and on average, 20% of stock options granted by the Company are forfeited each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company’s stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2012, the Company received $3.3 million in cash from the exercise of employee and non-employee director stock options.

As of September 29, 2012, total unrecognized compensation cost related to unvested employee stock options was $0.1 million, which will be amortized over the weighted average remaining service period of approximately 1 year.

The following table reflects outstanding and exercisable employee stock options as of September 29, 2012:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price
$2.95 or less	18	0.7	$2.78	16	$2.95
$3.06 - $7.08	37	6.6	5.52	18	5.40
$7.14 - $7.31	103	2.1	7.14	103	7.14
$7.89 - $8.74	275	4.7	8.63	270	8.63
$9.64 - $10.07	2	4.7	9.64	2	9.64
$12.05 - $16.12	268	1.0	12.05	268	12.05
	703	2.9	$9.40	677	$9.54

Equity-Based Compensation: non-employee directors

The 2009 Equity Plan provides for the grant of common shares to each non-employee director upon initial election to the board and on the first business day of each calendar quarter while serving on the board. The grant to a non-employee director upon initial election to the board is that number of common shares closest in value to, without exceeding, $120,000.  The quarterly grant to a non-employee director upon the first business day of each calendar year quarter is that number of common shares closest in value to, without exceeding, $30,000.

The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2012, 2011 and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Number of commons shares issued	78	89	114
Fair value based upon market price at time of issue	$720	$720	$720

The following table reflects non-employee director stock option activity for fiscal 2012, 2011, and 2010:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of October 3, 2009	418	15.21
Exercised	(10)	5.53		$21
Forfeited or expired	(60)	39.75
Options outstanding as of October 2, 2010	348	11.25
Exercised	(30)	6.16		170
Forfeited or expired	(60)	11.50
Options outstanding as of October 1, 2011	258	11.78
Exercised	(63)	6.89		300
Forfeited or expired	(60)	17.62
Options outstanding as of September 29, 2012	135	$11.45	2.3	$42
Options vested and expected to vest as of September 29, 2012	135	$11.45	2.3	$42
Options exercisable as of September 29, 2012	135	$11.45	2.3
In the money exercisable options as of September 29, 2012	15			42

No non-employee director stock options were granted during fiscal 2012, 2011, or 2010.

Pension Plans

The following table reflects the Company’s defined benefits pension obligations and pension expense as of and for fiscal 2012, 2011 and 2010:

	As of
(in thousands)	September 29, 2012	October 1, 2011
Switzerland pension obligation	$2,506	$3,871
Taiwan pension obligation	1,323	1,299
Total pension obligation	$3,829	$5,170

	Fiscal
(in thousands)	2012	2011	2010
Switzerland pension expense	$1,743	$1,226	$583
Taiwan pension expense	101	100	1,969
Total pension expense	$1,844	$1,326	$2,552

In accordance with regulations in Switzerland, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. During fiscal 2012, the Company announced the intention to reduce its Switzerland workforce by approximately 41 employees, which triggered a curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation – Retirement Benefits, Defined Benefit Plans (“ASC 715.30”). As a result, the Company recognized a pretax curtailment and settlement gain of $1.7 million during the first quarter of fiscal 2012. In addition, during fiscal 2011, the Company reduced its Switzerland workforce by approximately 50 employees, which triggered a curtailment of the Switzerland pension plan under ASC 715.30. As a result, during fiscal 2011, the Company recognized a pretax curtailment and settlement gain of approximately $1.8 million.

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

Other Plans

Some of the Company’s other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits as they are defined contribution plans.

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

As of October 1, 2011, the Company had the Notes that would not result in the issuance of any dilutive shares, since the conversion option was not “in the money” as of October 1, 2011. The Notes matured on June 1, 2012. The Company repaid the entire principal balance of the Notes of $110.0 million plus interest of $0.5 million in cash. No common shares were issued in connection with repayment of the Notes. Accordingly, diluted EPS excludes the effect of the conversion of the Notes.

The following tables reflect reconciliations of the shares used in the basic and diluted net income per share computation for fiscal 2012, 2011, and 2010:

	Fiscal
(in thousands, except per share data)	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$160,580	$160,580	$127,610	$127,610	$142,142	$142,142
Less: income applicable to participating securities	(5)	(5)	(716)	(716)	(1,516)	(1,516)
After-tax interest expense	n/a	-	n/a	-	n/a	272

Net income applicable to common shareholders	$160,575	$160,575	$126,894	$126,894	$140,626	$140,898

DENOMINATOR:
Weighted average shares outstanding - Basic	73,887	73,887	71,820	71,820	70,012	70,012
Market-based restricted stock		660		442		195
Time-based restricted stock		813		846		247
Stock options		142		233		156
Performance-based restricted stock		-		-		110
1.000 % Convertible Subordinated Notes		n/a		n/a		2,828
Weighted average shares outstanding - Diluted (1)		75,502		73,341		73,548

EPS:
Net income per share - Basic	$2.17	$2.17	$1.77	$1.77	$2.01	$2.01

Effect of dilutive shares		$(0.04)		$(0.04)		$(0.09)

Net income per share - Diluted		$2.13		$1.73		$1.92

(1) Fiscal 2012, 2011 and 2010 exclude 0.1 million, 0.4 million and 0.4 million dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

Fiscal 2012, 2011 and 2010, 0.1 million, 0.5 million and 2.6 million potentially dilutive shares related to out of the money stock options, respectively, were excluded from EPS.

NOTE 8: INCOME TAXES

The following table reflects income from continuing operations by location, the provision (benefit) for income taxes and the effective tax rate for fiscal 2012, 2011 and 2010:

	Fiscal
(dollar amounts in thousands)	2012	2011	2010
United States operations	$(6,111)	$33,531	$(7,061)
Foreign operations	180,362	128,897	147,166
Income from operations before tax	$174,251	$162,428	$140,105
Provision (benefit) for income taxes	13,671	34,818	(2,037)

Net income	$160,580	$127,610	$142,142

Effective tax rate	7.8%	21.4%	-1.5%

The following table reflects the provision (benefit) for income taxes from continuing operations for fiscal 2012, 2011 and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Current:
Federal	$4,103	$(90)	$710
State	942	1,099	594
Foreign	5,497	14,764	1,394

Deferred:
Federal	4,169	17,463	247
State	48	8	548
Foreign	(1,088)	1,574	(5,530)

Provision (benefit) for income taxes	$13,671	$34,818	$(2,037)

The following table reflects the difference between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2012, 2011 and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Computed income tax expense based on U.S. statutory rate	$60,988	$56,850	$49,037
Effect of earnings of foreign subsidiaries subject to different tax rates	(30,067)	(17,300)	(15,564)
Benefits from foreign approved enterprise zones	(22,138)	(21,079)	(33,790)
Effect of permanent items	152	669	1,125
Benefits of net operating loss and tax credit carryforwards and changes in valuation allowance	1,261	(962)	(9,381)
Foreign operations	12,604	6,917	6,862
Reserve for uncertain tax positions	(7,626)	7,406	269
State income tax expense	(394)	1,230	(1,554)
Other, net	(1,109)	1,087	959
Provision (benefit) for income taxes	$13,671	$34,818	$(2,037)

Income tax expense for the current year includes approximately $4.4 million and $3.0 million of taxes payable for deemed distributions from earnings for the years ended October 1, 2011 and September 29, 2012, respectively.

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided were approximately $372.2 million as of September 29, 2012. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations.

Undistributed earnings of approximately $84.6 million are not considered to be indefinitely reinvested in foreign operations. As of September 29, 2012, the Company has provided a deferred tax liability of approximately $17.2 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries.

The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2012 and 2011:

	Fiscal
(in thousands)	2012	2011
Inventory reserves	$2,933	$374
Other accruals and reserves	3,343	5,601
Deferred revenue	-	77
Valuation allowance	(2,761)	(2,358)

Total short-term deferred tax asset	$3,515	$3,694

Non-cash interest on debt	-	1,936
Other	-	107

Total short-term deferred tax liability	$-	$2,043

Net short-term deferred tax asset	$3,515	$1,651

Domestic tax credit carryforwards	$628	$4,626
Net operating loss carryforwards	29,384	26,922
Stock options	1,322	1,478
Other	769	2,988

	$32,103	$36,014
Valuation allowance	(22,254)	(21,419)

Total long-term deferred tax asset (1)	$9,849	$14,595

Repatriation of foreign earnings, including foreign withholding taxes	$40,770	$40,529
Depreciable assets	(58)	443
Prepaid expenses and other	-	195
Total long-term deferred tax liability	$40,712	$41,167

Net long-term deferred tax liability	$30,863	$26,572

Total net deferred tax liability	$27,348	$24,921

(1)	Included in other assets on the Consolidated Balance Sheets are deferred tax assets of $7.0 million and $5.5 million as of September 29, 2012 and October 1, 2011, respectively.

As of September 29, 2012, the Company has foreign net operating loss carryforwards of $88.1 million, domestic state net operating loss carryforwards of $194.7 million, and tax credit carryforwards of $0.6 million that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in fiscal years 2013 through 2030 with the exception of certain foreign net operating losses that have no expiration date. Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and Pennsylvania tax law limits the utilization of domestic state net operating loss carryforwards to as little as $3.0 million annually.

During fiscal 2012, approximately $1.5 million was recorded as common stock (additional paid in capital) in shareholders’ equity on the Consolidated Balance Sheets attributable to stock option exercises. During fiscal 2011, $2.1 million of net operating losses were utilized that were attributable to stock options.  As a result, this entire amount was recorded as common stock (additional paid in capital) in shareholders’ equity on the Consolidated Balance Sheets.

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

The beginning and ending balances of the Company’s unrecognized tax benefits are reconciled below for fiscal 2012, 2011 and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Unrecognized tax benefit, beginning of year	$13,702	$6,413	$6,020
Additions for tax positions, current year	-	-	416
Additions for tax positions, prior year	110	7,585	124
Reductions for tax positions, prior year	(7,626)	(296)	(147)

Unrecognized tax benefit, end of year	$6,186	$13,702	$6,413

If recognized, the $6.2 million would impact the Company’s effective tax rate.

In fiscal 2011, a tax application filed with a foreign jurisdiction was rejected by that country’s tax authority and the Company filed an appeal. As a result of the rejection of the application, the Company reconsidered its position and determined the benefit taken on its previously filed tax returns no longer met the recognition standard required under ASC 740. Therefore during fiscal 2011, the Company provided a current liability of $7.5 million related to this certain unrecognized tax position, including penalties. No interest was accrued, as it is not provided for under the tax laws of the foreign jurisdiction. During the fourth quarter of fiscal 2012, the Company reached a favorable settlement with the tax authorities of a foreign jurisdiction. As a result, the current liability of $7.5 million is no longer necessary and an income tax benefit was recorded to remove the liability in fiscal 2012.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. There were no additional accruals of interest expense on various uncertain tax positions during fiscal 2012 for matters involving jurisdictions where interest is not assessed.

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

As a result of committing to certain capital investments and employment levels, income from operations in Singapore and Malaysia are subject to reduced tax rates, and in some cases are wholly exempt from taxes. In connection with Singapore operations, the Company has been granted a decreased effective tax rate of five percent in that jurisdiction until February 1, 2020 subject to the fulfillment of certain continuing conditions. In fiscal 2012 and 2011, the preferential rate reduced income tax expense by approximately $22.1 million or $0.30 per share and $21.1 million or $0.29 per share, respectively.

NOTE 9: OTHER FINANCIAL DATA

The following table reflects other financial data for fiscal 2012, 2011, and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Selling, general and administrative incentive compensation expense (1)	$21,988	$24,264	$17,449
Rent expense	$7,202	$7,729	$6,662
Warranty and retrofit expense	$3,726	$3,720	$4,225

(1) Incentive compensation expense is based upon applicable fiscal year operating income.

NOTE 10: SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

The Company operates two reportable segments: Equipment and Expendable Tools. The Equipment segment manufactures and sells a line of ball bonders, heavy wire wedge bonders and die bonders that are sold to semiconductor device manufacturers, their outsourced semiconductor assembly and test subcontractors, other electronics manufacturers and automotive electronics suppliers. The Company also services, maintains, repairs and upgrades its equipment. The Expendable Tools segment manufactures and sells a variety of expendable tools for a broad range of semiconductor packaging applications.

The following table reflects operating information by segment for fiscal 2012, 2011 and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Net revenue:
Equipment	$727,082	$759,331	$691,988
Expendable Tools	63,941	71,070	70,796
Net revenue	791,023	830,401	762,784
Cost of sales:
Equipment	397,210	412,914	399,042
Expendable Tools	26,423	29,578	28,069
Cost of sales	423,633	442,492	427,111
Gross profit:
Equipment	329,872	346,417	292,946
Expendable Tools	37,518	41,492	42,727
Gross profit	367,390	387,909	335,673
Operating expenses:
Equipment	164,081	189,631	155,625
Expendable Tools	24,083	28,218	32,013
Operating expenses	188,164	217,849	187,638
Income from operations:
Equipment	165,791	156,786	137,321
Expendable Tools	13,435	13,274	10,714
Income from operations	$179,226	$170,060	$148,035

The following tables reflect assets by segment, capital expenditures and depreciation expense as of and for fiscal 2012, 2011, and 2010:

	As of
(in thousands)	September 29, 2012	October 1, 2011	October 2, 2010
Segment assets:
Equipment (1)	$746,636	$639,149	$493,712
Expendable Tools (1)	68,973	89,242	86,457
Total assets	$815,609	$728,391	$580,169

(1) Increase in the Company's Equipment segment and decrease in Expendable Tools from fiscal 2011 to 2012 were due to allocation, based upon fiscal year net revenue, of non-segment specific corporate assets. Corporate assets include: cash, cash equivalents, restricted cash, short-term investments, deferred income tax assets and other assets.

	Fiscal
(in thousands)	2012	2011	2010
Capital expenditures:
Equipment	$5,318	$4,229	$4,508
Expendable Tools	1,584	3,459	1,763
Total capital expenditures	$6,902	$7,688	$6,271

Depreciation expense:
Equipment	$5,745	$5,955	$5,853
Expendable Tools	2,342	2,257	2,133
Total depreciation expense	$8,087	$8,212	$7,986

Geographic information

The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2012, 2011, and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Destination sales to unaffiliated customers:
Taiwan	$251,128	$240,390	$222,919
China	160,573	132,933	142,467
Hong Kong	76,964	104,481	83,713
Korea	71,552	114,130	88,289
Malaysia	39,447	46,831	43,191
Philippines	33,715	16,806	35,029
Japan	24,755	28,747	31,651
Singapore	23,045	33,503	22,603
Thailand	21,828	19,539	24,766
United States	13,433	17,955	10,470
All other	74,583	75,086	57,686
Total destination sales to unaffiliated customers	$791,023	$830,401	$762,784

	Fiscal
(in thousands)	2012	2011	2010
Long-lived assets:
Singapore	$67,060	$74,130	$4,530
United States	14,193	13,043	81,849
Israel	8,078	7,887	2,637
Switzerland	6,101	6,522	10,307
China	4,438	4,470	4,207
All other	2,423	2,498	3,949
Total long-lived assets	$102,293	$108,550	$107,479

NOTE 11: COMMITMENTS, CONTINGENT LIABILITIES AND CONCENTRATIONS

Agreement to Develop and Lease

On May 7, 2012, Pte entered into an Agreement to Develop and Lease (the “ADL”) and a Lease Agreement (the “Lease”) with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL and the Lease, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte agreed to lease from the Landlord 198,134 square feet (the “Initial Premises”) representing approximately 69% of the Building. The Building is expected to be completed and ready for occupancy in the second half of 2013. Subject to approval from the relevant authorities, the Building will bear a name to be chosen by Pte.

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects the reserve for product warranty which is included in accrued expenses and other current liabilities on the Consolidated Balances Sheets as of fiscal 2012, 2011, and 2010:

	Fiscal
(in thousands)	2012	2011	2010
Reserve for product warranty, beginning of year	$2,245	$2,657	$1,003
Provision for product warranty expense	3,521	2,914	3,842
Product warranty costs incurred	(3,354)	(3,326)	(2,188)
Reserve for product warranty, end of year	$2,412	$2,245	$2,657

Other Commitments and Contingencies

The following table reflects obligations not reflected on the Consolidated Balance Sheets as of September 29, 2012:

		Payments due by fiscal year
(in thousands)	Total	2013	2014	2015	2016	thereafter

Inventory purchase obligation (1)	$69,977	$69,977	$-	$-	$-	$-
Operating lease obligations (2)	$23,960	$8,532	$4,157	$3,362	$2,927	$4,982
Total	$93,937	$78,509	$4,157	$3,362	$2,927	$4,982

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(2)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Under the ADL, Pte expects to enter into a lease agreement. The term for the rental of the Initial Premises is expected to be 10 years. Pte will have the option to renew for two additional 10 year terms. The combined annual rent and service charge for the Initial Term will range between approximately $4.0 to $5.0 million Singapore dollars. Subject to renting a minimum amount of space, Pte will have a right of first refusal for all space that becomes available in the Building, and the Landlord has agreed to make available a certain amount of additional space for rental at Pte’s option which may be exercised at certain points during the second half of the Initial Term. Subject to renting a minimum amount of space for a certain period, Pte will have partial surrender rights. In addition, Pte will have the termination rights after renting the Initial Premises for a certain period of time. The lease is not in effect as of the date of this report.

Concentrations

The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2012, 2011, and 2010:

	Fiscal
	2012	2011	2010

Advanced Semiconductor Engineering	22.4%	21.8%	23.0%
Siliconware Precision Industries, Ltd.	14.9%	*	10.3%

* Represents less than 10% of net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of September 29, 2012 and October 1, 2011:

	As of
	September 29, 2012	October 1, 2011

Siliconware Precision Industries, Ltd.	31.0%	15.0%
Haoseng Industrial Co., Ltd.	15.0%	14.0%
Advanced Semiconductor Engineering	*	*

* Represents less than 10% of total accounts receivable

NOTE 12: SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table reflects selected quarterly financial data for fiscal 2012 and 2011:

	Fiscal 2012 for the Quarter Ended
(in thousands, except per share amounts)	December 31	March 31	June 30	September 29 (2)	Fiscal 2012
Net revenue	$120,024	$146,308	$255,525	$269,166	$791,023
Gross profit	55,276	66,687	122,443	122,984	$367,390
Income from operations	12,376	20,242	76,276	70,332	179,226
Provision for income taxes	1,977	1,616	6,847	3,231	13,671
Net income	$8,507	$16,617	$68,174	$67,282	$160,580

Net income per share (1):
Basic	$0.12	$0.23	$0.92	$0.91	$2.17
Diluted	$0.11	$0.22	$0.90	$0.89	$2.13

Weighted average shares outstanding:
Basic	73,540	73,825	74,067	74,116	73,887
Diluted	74,628	75,553	75,994	75,942	75,502

	Fiscal 2011 for the Quarter Ended
(in thousands, except per share amounts)	January 1	April 2	July 2	October 1 (2)	Fiscal 2011
Net revenue	$148,863	$206,729	$294,438	$180,371	$830,401
Gross profit	72,112	98,957	134,094	82,746	387,909
Income from operations	22,067	43,649	81,653	22,691	170,060
Provision for income taxes	5,059	1,899	9,006	18,854	34,818
Net income	$15,099	$39,885	$70,714	$1,912	$127,610

Net income per share (1):
Basic	$0.21	$0.55	$0.97	$0.03	$1.77
Diluted	$0.21	$0.54	$0.95	$0.03	$1.73

Weighted average shares outstanding:
Basic	70,881	71,512	72,199	72,688	71,820
Diluted	71,706	73,120	74,130	74,184	73,341

(1)	EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.
(2)	Includes approximately $7.5 million of income tax expense associated with additional tax exposure in Asia which was subsequently reversed in September 2012.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Company’s Form 10K for the fiscal year ended October 1, 2011, in connection with the substantial completion of the transition of the Company’s headquarters and operations to Singapore, the Company’s Audit Committee of the Board of Directors, on December 6, 2011, approved the engagement of PricewaterhouseCoopers LLP, a Singapore based firm (“PwC Singapore”), and the transfer of the engagement from PricewaterhouseCoopers LLP, a Delaware limited liability partnership (“PwC US”), as the Company’s independent registered public accounting firm. Both PwC US and PwC Singapore are member firms of PricewaterhouseCoopers International Limited. The change was effective December 9, 2011.

The reports of PwC US on the financial statements and internal control over the financial reporting of the Company for the fiscal years ended October 1, 2011 and October 2, 2010 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended October 1, 2011 and October 2, 2010 and during the period from October 1, 2011 through the date the change was effective, the Company had (i) no disagreements with PwC US on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to PwC US’s satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such fiscal years or the subsequent interim period and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Although PwC Singapore performed audit work on components of the Company in support of PwC US audits of the consolidated financial statements and of internal control over financial reporting of the Company for the fiscal years ended October 1, 2011 and October 2, 2010, during the fiscal years ended October 1, 2011 and October 2, 2010 and during the period from October 1, 2011 through the date the change was effective, neither the Company’s corporate management, audit committee, nor anyone on its behalf had consulted with PwC Singapore regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that PwC Singapore concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or any reportable even as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided PwC US with a copy of the foregoing disclosures pursuant to Item 304(a)(3) of Regulation S-K and requested that PwC US furnish it with a letter addressed to the SEC stating whether or not PwC US agrees with the above statements. A copy of such letter was filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 9, 2011 reflecting this change.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2012 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the Company’s internal control over financial reporting as of September 29, 2012. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of September 29, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of September 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE—Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE—Audit Committee” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE— Management Development and Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERANCE – SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE – Board Matters” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	47
	Consolidated Balance Sheets as of September 29, 2012 and October 1, 2011	49
	Consolidated Statements of Operations for fiscal 2012, 2011, and 2010	50
	Consolidated Statements of Cash Flows for fiscal 2012, 2011 and 2010	51
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2012, 2011, and 2010	52
	Notes to Consolidated Financial Statements	53

(2)	Financial Statements and Schedules:
	Schedule II - Valuation and Qualifying Accounts	88
	All other schedules are omitted because they are not applicable or the required information is
	Shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits:

EXHIBIT NUMBER	ITEM

2.1	Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated July 31, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

2.1.1	Amendment No. 1 to the Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated as of September 5, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 2, 2008.

2.2	Asset Purchase Agreement between Orthodyne Electronics Corporation and the Company, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

2.2.1	Amendment to the Asset Purchase Agreement between Orthodyne and the Company, dated as of October 3, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 8, 2008.

2.2.2	Earnout Agreement between the Company and Orthodyne Electronics Corporation, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

3.1	The Company’s Amended and Restated Articles of Incorporation, dated December 5, 2007, is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2	The Company’s Amended and Restated By-Laws, dated June 5, 2012, is incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

4.1	Specimen Common Share Certificate of Kulicke and Soffa Industries Inc., is incorporated herein by reference to Exhibit 4 to the Company's Form-8A12G/A dated September 11, 1995, SEC file number 000-00121.

4.2	Indenture between the Company and Bank of New York, as Trustee, dated as of June 6, 2007, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 6, 2007, SEC File number 000-121.

10.1	1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.2	2004 Israeli Addendum to 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.3	Form of Nonqualified Stock Option Agreement regarding the 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10.4	Form of Incentive Stock Option Agreement regarding the Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10.5	1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.6	2004 Israeli Addendum to the 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(ix) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.7	2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.8	2004 Israeli Addendum to the 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.9	Officer Incentive Compensation Plan, dated August 2, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, SEC file number 000-00121.*

10.10	2008 Equity Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 12, 2008.*

10.11	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*

10.12	Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2009.*

10.13	Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2009.*

10.14	Amendment No. 3 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 21, 2012.*

10.15	Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10(xxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.16	Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 9, 2010.*

10.17	Form of Officer Restricted Share Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10(xxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.18	Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 9, 2010.*

10.19	Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan.*

10.20	Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2011.*

10.21	Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 12, 2011.*

10.22	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2009.*

10.23	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 12, 2011.*

10.24	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2010.*

10.25	Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2010.*

10.26	Letter Agreement between the Company and Alan Schindler, dated March 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.*

10.27	Employment Agreement between the Company and Christian Rheault, dated June 25, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.*

10.28	Letter Agreement between the Company and Shay Torton, dated March 15, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.*

10.29	Letter Agreement between the Company and Tek Chee Mak, as of October 26, 2011.*

10.30	Facilities Agreement between Kulicke and Soffa Ptd. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.

10.31	Debenture between Kulicke and Soffa Pte. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.

10.32	Agreement to Develop and Lease between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated May 7, 2012, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. **

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement

** Portions of this exhibit have been omitted pursuant to an order granted confidential treatment under the Securities Exchange Act of 1934 issued by the Securities and Exchange Commission.

KULICKE AND SOFFA INDUSTRIES, INC.

Schedule II-Valuation and Qualifying Accounts

	Balance	Charged to		Other				Balance
	at beginning	costs and		additions		Deductions		at end
(in thousands)	of period	expenses		(describe)		(describe)		of period

Fiscal 2012:

Allowance for doubtful accounts	$2,194	$(1,239)		$-		$(18	)(1)	$937

Inventory reserve	$15,099	$6,060		$-		$(2,542	)(2)	$18,617

Valuation allowance for deferred taxes	$23,777	$1,261		$-		$(23)		$25,015

Fiscal 2011:

Allowance for doubtful accounts	$980	$1,219		$-		$(5	)(1)	$2,194

Inventory reserve	$10,140	$6,701		$-		$(1,742	)(2)	$15,099

Valuation allowance for deferred taxes	$27,856	$(1,980	)(3)	$(2,099	)(5)	$-		$23,777

Fiscal 2010:

Allowance for doubtful accounts	$1,378	$32		$-		$(430	)(1)	$980

Inventory reserve	$12,517	$1,519		$-		$(3,896	)(2)	$10,140

Valuation allowance for deferred taxes	$36,199	$(1,951	)(3)	$-		$(6,392	)(4)	$27,856

(1) Represents write offs of specific accounts receivable.

(2) Disposal of excess and obsolete inventory.

(3) Reflects decrease in the valuation allowance primarily associated with the Company's U.S. and foreign net operating losses and other deferred tax assets.

(4) Represents the release in valuation allowance for a foreign subsidiary and the domestic partial valuation allowance release.

(5) Release of valuation allowance related to prior stock option exercises recorded to additional paid in capital.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ BRUNO GUILMART
Bruno Guilmart
President and Chief Executive Officer

Dated: November 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUNO GUILMART	President and Chief Executive Officer and Director	November 19, 2012
Bruno Guilmart	(principal executive officer)

/s/ JONATHAN CHOU	Senior Vice President, Chief Financial Officer	November 19, 2012
Jonathan Chou	(principal accounting officer)

/s/ BRIAN R. BACHMAN	Director	November 19, 2012
Brian R. Bachman

/s/ JOHN A. O’STEEN	Director	November 19, 2012
John A. O’Steen

/s/ GARRETT E. PIERCE	Director	November 19, 2012
Garrett E. Pierce

/s/ MACDONELL ROEHM, JR.	Director	November 19, 2012
MacDonell Roehm, Jr.

/s/ BARRY WAITE	Director	November 19, 2012
Barry Waite

/s/ CHIN HU LIM	Director	November 19, 2012
Chin Hu Lim

/s/ MUI SUNG YEO	Director	November 19, 2012
Mui Sung Yeo
(Appointed on October 1, 2012)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated July 31, 2008, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

2.1.1	Amendment No. 1 to the Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated as of September 5, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 2, 2008.

2.2	Asset Purchase Agreement between Orthodyne Electronics Corporation and the Company, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

2.2.1	Amendment to the Asset Purchase Agreement between Orthodyne and the Company, dated as of October 3, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 8, 2008.

2.2.2	Earnout Agreement between the Company and Orthodyne Electronics Corporation, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2008.

3.1	The Company’s Amended and Restated Articles of Incorporation, dated December 5, 2007, is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2	The Company’s Amended and Restated By-Laws, dated June 5, 2012, is incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

4.1	Specimen Common Share Certificate of Kulicke and Soffa Industries Inc., is incorporated herein by reference to Exhibit 4 to the Company's Form-8A12G/A dated September 11, 1995, SEC file number 000-00121.

4.2	Indenture between the Company and Bank of New York, as Trustee, dated as of June 6, 2007, is incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 6, 2007, SEC file number 000-00121.

10.1	1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.2	2004 Israeli Addendum to 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.3	Form of Nonqualified Stock Option Agreement regarding the 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10.4	Form of Incentive Stock Option Agreement regarding the Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 8, 2008.*

10.5	1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xv) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.6	2004 Israeli Addendum to the 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(ix) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.7	2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xix) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.8	2004 Israeli Addendum to the 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xii) to the Company’s Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.9	Officer Incentive Compensation Plan, dated August 2, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, SEC file number 000-00121.*

10.10	2008 Equity Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 12, 2008.*

10.11	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*

10.12	Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2009.*

10.13	Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2009.*

10.14	Amendment No. 3 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 21, 2012.*

10.15	Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10(xxxiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.16	Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 9, 2010.*

10.17	Form of Officer Restricted Share Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10(xxxiv) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.18	Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 9, 2010.*

10.19	Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan.

10.20	Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2011.*

10.21	Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 12, 2011.*

10.22	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2009.*

10.23	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 12, 2011.*

10.24	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2010.*

10.25	Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2010.*

10.26	Letter Agreement between the Company and Alan Schindler, dated March 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.*

10.27	Employment Agreement between the Company and Christian Rheault, dated June 25, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.*

10.28	Letter Agreement between the Company and Shay Torton, dated March 15, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.*

10.29	Letter Agreement between the Company and Tek Chee Mak, as of October 26, 2011.*

10.30	Facilities Agreement between Kulicke and Soffa Ptd. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.

10.31	Debenture between Kulicke and Soffa Pte. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.

10.32	Agreement to Develop and Lease between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated May 7, 2012, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. **

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement

** Portions of this exhibit have been omitted pursuant to an order granting confidential treatment under the Securities Exchange Act of 1934 issued by the Securities and Exchange Commission.

