Form 10-Q
period 2012-12-29
KULICKE & SOFFA INDUSTRIES INC
filed 2013-01-31
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

As of January 25, 2013, there were 75,114,892 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

December 29, 2012

PART I. - FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

Unaudited

	As of
	December 29, 2012	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$494,170	$440,244
Restricted Cash	2,900	-
Accounts and notes receivable, net of allowance for doubtful accounts of $1,019 and $937, respectively	98,715	188,986
Inventories, net	54,328	58,994
Prepaid expenses and other current assets	16,018	21,577
Deferred income taxes	3,522	3,515
Total current assets	669,653	713,316

Property, plant and equipment, net	28,781	28,441
Goodwill	41,546	41,546
Intangible assets	18,092	20,387
Other assets	11,416	11,919
TOTAL ASSETS	$769,488	$815,609

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	20,305	57,231
Accrued expenses and other current liabilities	42,040	57,946
Income taxes payable	6,817	8,192
Total current liabilities	69,162	123,369

Deferred income taxes	38,007	37,875
Other liabilities	10,994	10,698
TOTAL LIABILITIES	118,163	171,942

Commitments and contingent liabilities (Note 9)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 80,050 and 79,099, respectively; outstanding 75,095 and 74,145 shares, respectively	458,482	455,122
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	236,124	232,520
Accumulated other comprehensive income	3,075	2,381
TOTAL SHAREHOLDERS' EQUITY	651,325	643,667

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$769,488	$815,609

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended
	December 29, 2012	December 31, 2011
Net revenue	$114,039	$120,024
Cost of sales	62,514	64,748

Gross profit	51,525	55,276

Selling, general and administrative	29,067	28,752
Research and development	18,253	14,148

Operating expenses	47,320	42,900

Income from operations	4,205	12,376

Interest income	174	260
Interest expense	-	(2,152)

Income from operations before income taxes	4,379	10,484
Provision for income taxes	775	1,977

Net income	$3,604	$8,507

Net income per share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.11

Weighted average shares outstanding:
Basic	74,852	73,540
Diluted	76,209	74,628

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

Unaudited

	Three months ended
	December 29, 2012	December 31, 2011

Net income	$3,604	$8,507

Other comprehensive income (loss):
Foreign currency translation adjustment	711	168
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(17)	14
Total other comprehensive income	694	182

Comprehensive income	$4,298	$8,689

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three months ended
	December 29, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,604	$8,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,802	4,258
Amortization of debt discount and debt issuance costs	-	1,910
Equity-based compensation and employee benefits	3,201	2,099
Provision for doubtful accounts	90	145
Provision for inventory valuation	2,077	1,340
Deferred taxes	656	207
Switzerland pension plan curtailment	-	(1,820)
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	89,895	28,406
Inventory	2,617	11,996
Prepaid expenses and other current assets	5,557	1,625
Accounts payable, accrued expenses and other current liabilities	(54,063)	(24,746)
Income taxes payable	(1,376)	797
Other, net	1,434	(400)
Net cash provided by continuing operations	58,494	34,324
Net cash used in discontinued operations	-	(486)
Net cash provided by operating activities	58,494	33,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,616)	(1,498)
Sale of investments classified as available-for-sale	-	6,364
Changes in restricted cash, net	(2,900)	-
Purchase of Orthodyne (Note 3)	-	(14,848)
Net cash used in investing activities	(4,516)	(9,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	159	1,576
Net cash provided by financing activities	159	1,576
Effect of exchange rate changes on cash and cash equivalents	(211)	141
Changes in cash and cash equivalents	53,926	25,573
Cash and cash equivalents at beginning of period	440,244	378,188
Cash and cash equivalents at end of period	$494,170	$403,761

CASH PAID FOR:
Interest	$-	$481
Income taxes	$1,104	$1,445

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

The interim consolidated financial statements are unaudited and, in management’s opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2012, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 29, 2012 and October 1, 2011, and the related Consolidated Statements of Operations, Cash Flows, and Changes in Shareholders’ Equity for each of the years in the three-year period ended September 29, 2012. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.

Fiscal Year

Each of the Company’s first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. Fiscal 2013 quarters end on December 29, 2012, March 30, 2013, June 29, 2013 and September 28, 2013. Fiscal 2012 quarters ended on December 31, 2011, March 31, 2012, June 30, 2012 and September 29, 2012. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of December 29, 2012 and September 29, 2012 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of December 29, 2012 and September 29, 2012, fair value approximated the cost basis for cash equivalents.

Investments

Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity”, in accordance with ASC No. 320, Investments-Debt & Equity Securities, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management’s intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders’ equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.

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

Inventories

Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months future consumption for equipment, 24 months consumption for all spare parts, and 12 months consumption for expendable tools. Forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers’ facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. The cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets are capitalized while repair and maintenance costs are expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives as follows: buildings 25 years; machinery and equipment 3 to 10 years; and leasehold improvements are based on the shorter of the life of lease or life of asset. Purchased computer software costs related to business and financial systems are amortized over a five-year period on a straight-line basis.

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

As part of the annual evaluation of the goodwill, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of our annual forecasting process. The Company tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. During the three months ended December 29, 2012, no triggering events occurred.

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

For further information on goodwill and other intangible assets, see Note 3 below.

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

In accordance with ASC No. 260.10.55, Earnings per Share - Implementation & Guidance (“ASC 260.10.55”), the Company treats all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied. The Company adopted ASC 260.10.55 on October 4, 2009 (see Note 6).

Prior Period Adjustment

During the three months ended December 29, 2012, the Company identified a prior period adjustment of $1.1 million relating to the recognition of government grants that resulted in increased R&D expenses and a reduction of grants receivable. This error was corrected during the quarter ended December 29, 2012 and management has deemed that the adjustment was not material to the previous fiscal year ended September 29, 2012 or the expected full year results of the current year ending September 28, 2013.

Recent Accounting Pronouncements

There were no new accounting pronouncements during the three months ended December 29, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, that are of significance, or potential significance, to the Company.

NOTE 2: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of December 29, 2012 and

September 29, 2012:

	As of
(in thousands)	December 29, 2012	September 29, 2012

Inventories, net:
Raw materials and supplies	$35,067	$26,660
Work in process	20,883	23,352
Finished goods	17,649	27,599
	73,599	77,611
Inventory reserves	(19,271)	(18,617)
	$54,328	$58,994

Property, plant and equipment, net:
Land	$2,086	$2,086
Buildings and building improvements	4,823	4,830
Leasehold improvements	16,056	16,005
Data processing equipment and software	22,968	23,819
Machinery, equipment, furniture and fixtures	40,445	40,580
Construction in progress (1)	4,462	3,219
	90,840	90,539
Accumulated depreciation	(62,059)	(62,098)
	$28,781	$28,441

Accrued expenses and other current liabilities:
Wages and benefits	$13,523	$18,734
Accrued customer obligations (2)	12,651	22,984
Commissions and professional fees (3)	2,913	2,776
Severance (4)	2,607	2,840
Other	10,346	10,612
	$42,040	$57,946

(1)	Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company is considered the owner of the building during the construction phase for the Agreement to Develop and Lease (the “ADL”) facility being developed by Mapletree Industrial Trust in Singapore - see Note 9. The estimated construction costs incurred to date in relation to the relevant proportion of the Company’s lease is recognized on the balance sheet as at December 29, 2012 and September 29, 2012. Applicable ground lease expense was accrued.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

(3)	In connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”), balances as of December 29, 2012 and September 29, 2012 include $0.2 million and $0.3 million, respectively, related to his three-year consulting arrangement.

(4)	Total severance payable within the next twelve months includes approximately $1.2 million of other severance not part of the Company’s plan for transition and consolidation of operations to Asia.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting process. The Company performed its annual impairment test in the fourth quarter of fiscal 2012 and concluded that no impairment charge was required. The Company also tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. No triggering event occurred during the three months ended December 29, 2012.

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

Following the acquisition of Orthodyne, wedge bonder products were added to the Equipment business.

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of December 29, 2012 and September 29, 2012:

	As of		Average estimated
(dollar amounts in thousands)	December 29, 2012	September 29, 2012	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(20,158)	(18,973)
Net wedge bonder developed technology	13,042	14,227

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(16,405)	(15,440)
Net wedge bonder customer relationships	2,895	3,860

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(2,445)	(2,300)
Net wedge bonder trade name	2,155	2,300

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	-	-
Net intangible assets	$18,092	$20,387

The following table reflects estimated annual amortization expense related to intangible assets as of December 29, 2012:

As of
(in thousands)	December, 29, 2012
Remaining fiscal 2013	$6,883
Fiscal 2014	5,318
Fiscal 2015	5,318
Fiscal 2016	573
Total amortization expense	$18,092

NOTE 4: DEBT AND OTHER OBLIGATIONS

Bank Guarantee

On May 9, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company’s wholly owned subsidiary, obtained a bank guarantee (“Bank Guarantee”) from DBS Bank Ltd. in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to Mapletree Industrial Trust in lieu of a cash deposit in connection with building and leasing of a new facility in Singapore.

0.875% Convertible Subordinated Notes

The following table reflects amortization expense related to issue costs from the Company’s Convertible Subordinated Notes for the three months ended December 31, 2011:

Three months ended
(in thousands)	December 31, 2011
Amortization expense related to issue costs	$147

The 0.875% Convertible Subordinated Notes (the “Notes”) matured on June 1, 2012. Prior to maturity, holders of the Notes were entitled to convert their notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $14.355 per share, subject to adjustment for certain events) only under specific circumstances. The Company had the option to elect to satisfy the conversion obligations in cash, common stock or a combination thereof. The Company repaid the entire principal balance of the Notes of $110.0 million plus interest of $0.5 million in cash in fiscal 2012. No common shares were issued in connection with repayment of the Notes.

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

NOTE 5: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS

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

The following table reflects the Company’s matching contributions to the Plan which were made in the form of cash during the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(in thousands)	December 29, 2012	December 31, 2011
Cash	$723	$246

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of December 29, 2012 and September 29, 2012:

	As of
(in thousands)	December 29, 2012	September 29, 2012
Gain from foreign currency translation adjustments	$3,707	$2,996
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(244)	(227)
Switzerland pension plan curtailment	(388)	(388)
Accumulated other comprehensive income	$3,075	$2,381

Equity-Based Compensation

As of December 29, 2012, the Company had seven equity-based employee compensation plans (the “Employee Plan”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. As of December 29, 2012, the Company’s one active plan, the 2009 Equity Plan, had 4.5 million shares of common stock available for grant to its employees and directors.

•	Market-based restricted stock entitles the employee to receive common shares of the Company on the award vesting date, if market performance objectives which measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company’s stock as compared to specific peer companies that comprise the Philadelphia Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the market-based restricted stock are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether or not the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.

•	In general, stock options and time-based restricted stock awarded to employees vest annually over a three year period provided the employee remains employed. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.

•	In general, performance-based restricted stock (“PSU”) entitles the employee to receive common shares of the Company on the three-year anniversary of the grant date (if employed by the Company) if return on invested capital and revenue growth targets set by the Management Development and Compensation Committee (“MDCC”) of the Board of Directors on the date of grant are met. If return on invested capital and revenue growth targets are not met, performance-based restricted stock does not vest. Certain PSUs vest based on achievement of strategic goals over a certain time period or periods set by the MDCC. If the strategic goals are not achieved, the PSUs do not vest.

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended December 29, 2012 and December 31, 2011 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following table reflects restricted stock and common stock granted during the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(shares in thousands)	December 29, 2012	December 31, 2011
Market-based restricted stock	343	428
Time-based restricted stock	528	686
Performance-based restricted stock	57	-
Common stock	20	25
Equity-based compensation in shares	948	1,139

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(in thousands)	December 29, 2012	December 31, 2011
Cost of sales	$148	$85
Selling, general and administrative	2,326	1,611
Research and development	727	403
Total equity-based compensation expense	$3,201	$2,099

The following table reflects equity-based compensation expense, by type of award, for the three months December 29, 2012 and December 31, 2011:

	Three months ended
(in thousands)	December 29, 2012	December 31, 2011
Market-based restricted stock	$1,225	$598
Time-based restricted stock	1,732	1,140
Performance-based restricted stock	9	172
Stock options	25	9
Common stock	210	180
Total equity-based compensation expense	$3,201	$2,099

Pension Plan

In accordance with regulations in Switzerland, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. During fiscal 2012, the Company announced the intention to reduce its Switzerland workforce by approximately 41 employees, which triggered a curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation – Retirement Benefits, Defined Benefit Plans. As a result, the Company recognized a pretax curtailment and settlement gain of $1.8 million during the first quarter of fiscal 2012.

Other Plans

Some of the Company’s other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits as they are defined contribution plans.

NOTE 6: EARNINGS PER SHARE

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

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(in thousands, except per share)	December 29, 2012		December 31, 2011
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$3,604	$3,604	$8,507	$8,507
Less: income applicable to participating securities	-	-	(20)	(20)

Net income applicable to common shareholders	$3,604	$3,604	$8,487	$8,487

DENOMINATOR:
Weighted average shares outstanding - Basic	74,852	74,852	73,540	73,540
Stock options		105		104
Time-based restricted stock		430		457
Market-based restricted stock		822		527
Weighted average shares outstanding - Diluted (1)		76,209		74,628

EPS:
Net income per share - Basic	$0.05	$0.05	$0.12	$0.12

Effect of dilutive shares		-		$(0.01)

Net income per share - Diluted		$0.05		$0.11

1.	For the three months ended December 29, 2012 and December 31, 2011, excludes 0 and 10 dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

For the three months ended December 29, 2012 and December 31, 2011, 0.0 million and 0.3 million potentially dilutive shares related to out of the money stock options, respectively, were excluded from EPS.

NOTE 7: INCOME TAXES

The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(dollar amounts in thousands)	December 29, 2012	December 31, 2011
Income from operations before income taxes	$4,379	$10,484
Provision for income taxes	775	1,977
Net income	$3,604	$8,507

Effective tax rate	17.7%	18.9%

For the three months ended December 29, 2012 and December 31, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

During the three months ended December 29, 2012, the effective income tax rate increased as compared to the effective tax rate for the fiscal year ended September 29, 2012 due to the recording of a valuation allowance against certain deferred tax assets.

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

NOTE 8: SEGMENT INFORMATION

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

The following table reflects operating information by segment for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(in thousands)	December 29, 2012	December 31, 2011
Net revenue:
Equipment	$99,902	$106,149
Expendable Tools	14,137	13,875
Net revenue	114,039	120,024
Cost of sales :
Equipment	56,432	59,004
Expendable Tools	6,082	5,744
Cost of sales	62,514	64,748
Gross profit :
Equipment	43,470	47,145
Expendable Tools	8,055	8,131
Gross profit	51,525	55,276
Operating expenses:
Equipment	41,725	37,268
Expendable Tools	5,595	5,632
Operating expenses	47,320	42,900
Income from operations:
Equipment	1,745	9,877
Expendable Tools	2,460	2,499
Income from operations	$4,205	$12,376

The following table reflects assets by segment as of December 29, 2012 and September 29, 2012:

	As of
(in thousands)	December 29, 2012	September 29, 2012
Segment assets:
Equipment	$679,556	$746,636
Expendable Tools	89,932	68,973
Total assets	$769,488	$815,609

The following tables reflect capital expenditures and depreciation expense for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(in thousands)	December 29, 2012	December 31, 2011
Capital expenditures:
Equipment	$779	$1,187
Expendable Tools	837	311
Capital expenditures	$1,616	$1,498

Depreciation expense
Equipment	$1,896	$1,400
Expendable Tools	611	563
Depreciation expense	$2,507	$1,963

NOTE 9: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Agreement to Develop and Lease

On May 7, 2012, Pte entered into the ADL and a Lease Agreement with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte agreed to lease from the Landlord 198,134 square feet (the “Initial Premises”) representing approximately 69% of the Building. The Building is expected to be completed and ready for occupancy in the second half of 2013. Subject to approval from the relevant authorities, the Building will bear a name to be chosen by Pte.

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future expenses.

The following table reflects the reserve for product warranty activity for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(in thousands)	December 29, 2012	Decembeer 31, 2011
Reserve for product warranty, beginning of period	$2,412	$2,245
Provision for product warranty	65	174
Product warranty costs paid	(793)	(805)
Reserve for product warranty, end of period	$1,684	$1,614

Other Commitments and Contingencies

The following table reflects obligations not reflected on the Consolidated Balance Sheet as of December 29, 2012:

		Payments due by fiscal year
(in thousands)	Total	2013	2014	2015	2016	2015 and thereafter
Inventory purchase obligation(1)	$62,953	$62,953	$-	$-	$-	$-
Operating lease obligations(2)	$25,669	$5,976	$3,582	$3,152	$2,470	$10,489
Total	$88,622	$68,929	$3,582	$3,152	$2,470	$10,489

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(2)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company is considered the owner of the building during the construction phase of the ADL.  As of December 29, 2012, the Company has recorded a financing obligation of $4.4 million related to the building and is expected to record an additional $20.4 million over the construction term, which is expected to be completed in the next twelve months. The financing obligation is not reflected in the table above.

Under the lease agreement contemplated by the ADL, (the “Lease Agreement”), the term for the rental of the Initial Premises is expected to be 10 years, (the “Initial Term”). Pte will have the option to renew for two additional ten-year terms. The combined annual rent and service charge for the Initial Term will range between approximately $4.0 to $5.0 million Singapore dollars. Subject to renting a minimum amount of space, Pte will have a right of first refusal for all space that becomes available in the Building, and the Landlord has agreed to make available a certain amount of additional space for rental at Pte’s option which may be exercised at certain points during the second half of the Initial Term. Subject to renting a minimum amount of space for a certain period, Pte will have partial surrender rights. In addition, Pte will have termination rights after renting the Initial Premises for a certain period of time. The Lease Agreement is not in effect as of the date of this report and is not reflected in the above table.

Concentrations

The following tables reflect significant customer concentrations as a percentage of net revenue for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
	December 29, 2012	December 31, 2011

Advanced Semiconductor Engineering	12.7%	15.3%
STATS ChipPAC Ltd	11.1%	*
Haoseng Industrial Company Limited	*	10.0%

* Represents less than 10% of net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 29, 2012 and December 31, 2011:

	As of
	December 29, 2012	December 31, 2011

Haoseng Industrial Company Limited	23.6%	15.0%
STATS ChipPAC Ltd	13.0%	*
Advanced Semiconductor Engineering	*	17.7%

* Represents less than 10% of total accounts receivable

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

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

Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.

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

We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, through consolidating our manufacturing facilities. Cost reduction efforts are an important part of our normal ongoing operations, and are expected to generate savings without compromising overall product quality and service levels.

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

We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. The current economic environment is uncertain and we may experience typical industry seasonality during the second quarter of fiscal 2013. Our visibility into future demand is generally limited and forecasting is difficult.

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. In fiscal 2012, we fully repaid our 0.875% Convertible Subordinated Notes (the “Notes”) with cash in the principal amount of $110.0 million at maturity. As of December 29, 2012, our total cash, cash equivalents and investments was $494.2 million, a $53.9 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and improve our production capability throughout the semiconductor cycle.

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

Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  We are in the process of launching a new line of high performance wedge bonder products for the power semiconductor market in the coming months, capable of bonding aluminum ribbon, as well as thin and heavy aluminum wire. We intend to initiate design of our next power module wedge bonder. In both cases, we are making a conscious effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. As an example, we are reviewing the use of wedge bonding in the fabrication of solar panels. Many of these initiatives are in the early stages of development and may become business opportunities in the future.

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

Our focus on technology leadership also extends to die bonding. The best-in-class throughput and accuracy of our iStackPS die bonder forms the foundation for our advanced packaging development. We are establishing a development team to develop advanced packaging bonders for the emerging three-dimensional intergrated circuit (“3DIC”) market. 3D IC saves space by stacking separate chips in a single package. It also improves performance while reducing power consumption. Mobile devices such as smartphones and tablets are the main drivers of this market.

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

Products and Services

We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three months ended December 29, 2012 and December 31, 2011, respectively:

	Three months ended
	December 29, 2012		December 31, 2011
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$99,902	87.6%	$106,149	88.4%
Expendable Tools	14,137	12.4%	13,875	11.6%
	$114,039	100.0%	$120,024	100.0%

See Note 8 to our Consolidated Financial Statements included in Item 1 of this report for our financial results by business segment.

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

(1) Power Series (“PS”)

Ball Bonders

Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series (“PS”) — a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnXPS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010 and January 2011, we introduced the IConnPS ProCu, IConnPS ProCu LA, respectively, which offer a significant new level of capability for customers transitioning from gold to copper wire bonding. In March 2012, we introduced ConnXPS Plus next-generation cost-performance ball bonders.

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

Die Bonders

Our die bonder, the iStackPS, focuses on stacked die applications for both memory and subcontract assembly customers. iStackPS is targeted at stacked die and high-end ball grid array applications. In addition, iStackPS has demonstrated superior accuracy and process control.

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

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•	Capillaries: expendable tools used in ball bonders. Made of ceramic and other elements, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment. In addition to capillaries used for gold wire bonding, we have developed capillaries for use with copper wire to achieve optimal performance in copper wire bonding.

•	Bonding wedges: expendable tools used in wedge bonders. Like capillaries, their specific features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors’ equipment.

•	Saw blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been molded in a matrix configuration into individual units.

RESULTS OF OPERATIONS

The following table reflects our income from operations for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(dollar amounts in thousands)	December 29, 2012	December 31, 2011	$ Change	% Change
Net revenue	$114,039	$120,024	$(5,985)	-5.0%
Cost of sales	62,514	64,748	(2,234)	-3.5%
Gross profit	51,525	55,276	(3,751)	-6.8%

Selling, general and administrative	29,067	28,752	315	1.1%
Research and development	18,253	14,148	4,105	29.0%
Operating expenses	47,320	42,900	4,420	10.3%

Income from operations	$4,205	$12,376	$(8,171)	-66.0%

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

The following table reflects our bookings and backlog for the three months ended December 29, 2012 and December 31, 2011:

	As of
(in thousands)	December 29, 2012	December 30, 2011
Bookings	$95,000	$105,000
Backlog	$71,000	$88,000

Net Revenue

Approximately 97.1% and 98.0% of our net revenue for the three months ended December 29, 2012 and December 31, 2011, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.

The following table reflects net revenue by business segment for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(dollar amounts in thousands)	December 29, 2012	December 31, 2011	$ Change	% Change
Equipment	$99,902	$106,149	$(6,247)	-5.9%
Expendable Tools	14,137	13,875	262	1.9%
Total net revenue	$114,039	$120,024	$(5,985)	-5.0%

Equipment

The following table reflects the components of Equipment net revenue change between the three months ended December 29, 2012 and December 31, 2011:

	December 29, 2012 vs. December 31, 2011
	Three months ended
(in thousands)	Price	Volume	$ Change
Equipment	$(5,094)	$(1,153)	$(6,247)

For the three months ended December 29, 2012, the lower equipment net revenue as compared to the prior year period was primarily due to product mix and lower volume from our ball bonders and wedge bonders. The volume reduction in ball bonders and wedge bonders was mainly due to variations in the timing of our customer orders within the seasonal cycle attributable to overall softness in our key markets. Slowing demand from the end users of our customers’ devices resulted in our customers cutting back their production and reducing their need for new equipment.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three months ended December 29, 2012 and December 31, 2011:

	December 29, 2012 vs. December 31, 2011
	Three months ended
(in thousands)	Price	Volume	$ Change
Expendable Tools	$(509)	$771	$262

Expendable Tools net revenue increased 1.9% for the three months ended December 29, 2012 compared to the three months ended December 31, 2011 primarily due to volume increase in our wire bonding tools business and partially offset by lower revenue in our wedge bonder tools business. Offsetting the increase in volume was unfavorable pricing variance primarily due to product mix.

Gross Profit

The following table reflects gross profit by business segment for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(dollar amounts in thousands)	December 29, 2012	December 31, 2011	$ Change	% Change
Equipment	$43,470	$47,145	$(3,675)	-7.8%
Expendable Tools	8,055	8,131	(76)	-0.9%
Total gross profit	$51,525	$55,276	$(3,751)	-6.8%

The following table reflects gross profit as a percentage of net revenue by business segment for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended		Basis Point
	December 29, 2012	December 31, 2011	Change
Equipment	43.5%	44.4%	(90)
Expendable Tools	57.0%	58.6%	(160)
Total gross margin	45.2%	46.1%	(90)

Equipment

The following table reflects the components of Equipment gross profit change between the three months ended December 29, 2012 and December 31, 2011:

	December 29, 2012 vs. December 31, 2011
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(5,094)	$1,339	$80	$(3,675)

For the three months ended December 29, 2012, the lower Equipment gross profit as compared to the prior year period was primarily due to product mix. This less favorable pricing was partially offset by lower costs for our wedge bonders and die bonders. Wedge bonders cost was lower due to reduced manufacturing costs as a result of further rationalizing of our workforce. Sales of certain die bonders, which were partially reserved, resulted in lower costs of goods sold in the current fiscal quarter.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three months ended December 29, 2012 and December 31, 2011:

	December 29, 2012 vs. December 31, 2011
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$(509)	$38	$395	$(76)

Expendable Tools gross profit decreased 1.6% for the three months ended December 29, 2012 compared to the three months ended December 31, 2011 primarily due to unfavorable pricing variance due to product mix which was partially offset by volume increase in our wire bonding tools business.

Operating Expenses

The following table reflects operating expenses as a percentage of net revenue for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended		Basis point
	December 29, 2012	December 31, 2011	change
Selling, general & administrative	25.5%	24.0%	150
Research & development	16.0%	11.8%	420
Total	41.5%	35.8%	570

Selling, General and Administrative (“SG&A”)

SG&A increased $0.3 million during the three months ended December 29, 2012 as compared to the three months ended December 31, 2011, in which we recorded a gain of $1.8 million relating to curtailment of our Switzerland pension plan and $0.5 million for severance expenses which related to the downsizing of our Switzerland operations. In the first quarter of 2013, we recorded an unfavorable variance of $1.1 million in foreign exchange rates due to the strengthening of the U.S. dollar against foreign currencies. Offsetting this was a decrease of $1.8 million in sales commissions and incentives due to lower net revenue for the current fiscal quarter.

Research and Development (“R&D”)

R&D expense increased $4.1 million for the three months ended December 29, 2012 as compared to the same period a year ago in which we recorded a receipt of $0.4 million for a Research Incentive Scheme for Companies (“RISC”) grant relating to product development activities. In the first quarter of 2013, R&D expenses increased primarily due to a reversal of a RISC grant receivable of $2.3 million of which $1.1 million relates to an out of period adjustment. See Note 1 of Item 1 for additional details. Staff costs increased by $1.0 million from the three months ended December 31, 2011 due to increases in additional headcount to support new product development and project based professional services, and prototype materials for product development was also higher by $0.4 million.

Income from Operations

For the three months ended December 29, 2012, total income from operations was lower by $8.2 million as compared to three months ended December 31, 2011. This was primarily due to lower revenue and margin for equipment sales and increased R&D expenses as explained above.

Interest Income and Expense

The following table reflects interest income and interest expense for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(dollar amounts in thousands)	December 29, 2012	December 31, 2011	$ Change	% Change
Interest income	$174	$260	$(86)	-33.1%
Interest expense: cash	-	(242)	242	100.0%
Interest expense: non-cash	-	(1,910)	1,910	100.0%

Interest income for the three months ended December 29, 2012 was lower as compared to the prior year period due to a one-time interest payment from a customer relating to past dues that occurred in the three months ended December, 31 2011. Non-cash interest expense for the three months ended December 31, 2011 was attributable to the amortization of the debt discount relating to the Notes which matured on June 1, 2012. We repaid the entire principal balance of the Notes in cash in fiscal 2012. See Note 4 of Item 1for additional details.

Provision for Income Taxes

The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(in thousands)	December 29, 2012	December 31, 2011
Income from operations before income taxes	$4,379	$10,484
Provision for income taxes	775	1,977
Net income	$3,604	$8,507

Effective tax rate	17.7%	18.9%

For the three months ended December 29, 2012 and December 31, 2011, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.

During the three months ended December 29, 2012, the effective income tax rate increased as compared to the effective tax rate for the fiscal year ended September 29, 2012 due to the recording of a valuation allowance against certain deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and cash equivalents as of December 29, 2012 and September 29, 2012:

	As of
(dollar amounts in thousands)	December 29, 2012	September 29, 2012	Change
Cash and cash equivalents	$494,170	$440,244	$53,926
Percentage of total assets	64.2%	54.0%

The following table reflects summary Consolidated Statement of Cash Flow information for the three months ended December 29, 2012 and December 31, 2011:

	Three months ended
(in thousands)	December 29, 2012	December 31, 2011
Net cash provided by continuing operations	$58,494	$34,324
Net cash used in discontinued operations	-	(486)
Net cash provided by operating activities	$58,494	$33,838
Net cash used in investing activities	(4,516)	(9,982)
Net cash provided by financing activities	159	1,576
Effect of exchange rate changes on cash and cash equivalents	(211)	141
Changes in cash and cash equivalents	$53,926	$25,573
Cash and cash equivalents, beginning of period	440,244	378,188
Cash and cash equivalents, end of period	$494,170	$403,761

Three months ended December 29, 2012

Continuing Operations

Net cash provided by operating activities was primarily the result of working capital changes, which provided $44.1 million driven by decreases in accounts receivables of $90.0 million due to cash collections in line with higher sales in the fourth quarter of 2012 due to variations in the timing of our customer orders within the seasonal cycle who tend to add or replace equipment capacity by the end of the September quarter, prepaid expenses and other current assets reduced by $5.6 million and a reduction in inventories of $2.6 million partially offset by a decrease in accounts payable of $54.1 million due to an annual global shutdown in the first quarter of 2013 coupled with lower sales. In addition, net income of $3.6 million plus non-cash adjustments of $10.8 million contributed to net cash provided by operating activities.

Net cash used in investing activities was due to the capital expenditures of $1.6 million and cash collateral for a bank guarantee issued for $2.9 million which was issued in October 2012.

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

Net cash used in investing activities included a one-time payment of $14.8 million related to the Company’s Earnout Agreement with Orthodyne Electronics Corporation related to its acquisition of that business in October 2008. In addition $1.5 million was spent in capital expenditures. This was partially offset by sale of short term investments of $6.4 million.

Net cash provided by financing activities was the result of proceeds from stock option exercises.

Discontinued Operations

Net cash used in operating activities was related to facility payments for our former Test business.

Fiscal 2013 Liquidity and Capital Resource Outlook

We expect our fiscal 2013 capital expenditures to be $30.0 to $31.0 million, of which approximately $15.0 million is expected to relate to leasehold improvements for our Singapore facility under the Agreement to Develop and Lease (the “ADL”). Expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.

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

Other Obligations and Contingent Payments

Agreement to Develop and Lease

On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company’s wholly owned subsidiary Pte entered into the ADL with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte expects to lease from the Landlord 198,134 square feet (the “Initial Premises”) representing approximately 69% of the Building. The Building is estimated to be completed and ready for occupancy in the second half of 2013. Subject to approval from the relevant authorities, the Building will bear a name to be chosen by Pte.

The facility is in the process of being constructed. In accordance with ASC No. 840, Leases, we are considered to be the owner of the building during the construction phase due to our involvement in the asset construction. The estimated construction costs incurred to date in relation to the relevant proportion of our lease are recognized on the balance sheet as of December 29, 2012. Applicable ground lease expense was accrued. See Note 9 of Item 1 for additional details.

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 29, 2012 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table reflects obligations and contingent payments under various arrangements as of December 29, 2012:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Current and long-term liabilities:
Pension plan obligations	4,199	-	-	-	4,199

Severance (1)	5,032	2,607	660	-	1,765

Obligations related to Chief Executive Officer transition (2)	228	228	-	-	-

Operating lease retirement obligations	2,336	1,137	360	-	839

Long-term income taxes payable	1,864	-	-	-	1,864

Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$13,659	$3,972	$1,020	-	$8,667

Contractual Obligations:

Inventory purchase obligations (3)	$62,953	62,953	-	-	-

Operating lease obligations (4)	25,669	6,885	6,548	4,371	7,865

Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$88,622	$69,838	$6,548	$4,371	$7,865

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	In connection with the September 2010 retirement of our former Chief Executive Officer, we entered into a three year consulting arrangement with him.

(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(4)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Under the ADL, Pte expects to enter into a lease agreement (the “Lease Agreement”) with the Landlord. The term for the rental of the Initial Premises is expected to be 10 years, (the “Initial Term”). Pte will have the option to renew for two additional ten-year terms. The combined annual rent and service charge for the Initial Term will range between approximately $4.0 to $5.0 million Singapore dollars. Subject to renting a minimum amount of space, Pte will have a right of first refusal for all space that becomes available in the Building, and the Landlord has agreed to make available a certain amount of additional space for rental at Pte’s option which may be exercised at certain points during the second half of the Initial Term. Subject to renting a minimum amount of space for a certain period, Pte will have partial surrender rights. In addition, Pte will have termination rights after renting the Initial Premises for a certain period of time. The Lease Agreement is not in effect as of the date of this report and is not reflected in the above table.

We are considered the owner of the building during the construction phase of the ADL. As of December 29, 2012, we recorded a financing obligation of $4.4 million relating to the building and we are expecting to record an additional $20.4 million over the construction term, which is expected to be completed in the next twelve months. The financing obligation is not reflected in the table above.

Off-Balance Sheet Arrangements

On May 9, 2012, Pte obtained a Bank Guarantee from DBS Bank Ltd. in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to Mapletree Industrial Trust in lieu of a cash deposit in connection with building and leasing of a new facility in Singapore as discussed above.

We currently do not have any other off-balance sheet arrangements, such as derivatives, contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of December 29, 2012, we had no available-for-sale investments.

Foreign Currency Risk

Our operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. Our international operations are exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into our reporting currency, the U.S. dollar, most notably in China, Taiwan and Japan.

Based on our foreign currency exposure as of December 29, 2012, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of December 29, 2012.

Item 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2012 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

PART II. - OTHER INFORMATION

Item 1A. - RISK FACTORS

Certain Risks Related to Our Business

Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 29, 2012 filed with the Securities and Exchange Commission.

Item 6. - EXHIBITS

Exhibit No.	Description

10.1	Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan.*

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: January 31, 2013	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan.*

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

