Form 10-Q
period 2013-03-30
KULICKE & SOFFA INDUSTRIES INC
filed 2013-04-30
CIK 56978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to______.

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

As of April 25, 2013, there were 75,218,443 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

March 30, 2013

PART I. - FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

Unaudited

	As of
	March 30, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$498,619	$440,244
Accounts and notes receivable, net of allowance for doubtful accounts of $852 and $937 respectively	117,232	188,986
Inventories, net	45,594	58,994
Prepaid expenses and other current assets	18,467	21,577
Deferred income taxes	3,511	3,515
Total current assets	683,423	713,316

Property, plant and equipment, net	26,592	28,441
Goodwill	41,546	41,546
Intangible assets	15,798	20,387
Other assets	11,039	11,919
TOTAL ASSETS	$778,398	$815,609

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	26,385	57,231
Accrued expenses and other current liabilities	38,139	57,946
Income taxes payable	5,558	8,192
Total current liabilities	70,082	123,369

Deferred income taxes	38,085	37,875
Other liabilities	9,031	10,698
TOTAL LIABILITIES	117,198	171,942

Commitments and contingent liabilities (Note 9)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	-	-
Common stock, no par value:
Authorized 200,000 shares; issued 80,140 and 79,099, respectively; outstanding 75,186 and 74,145 shares, respectively	461,154	455,122
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	243,460	232,520
Accumulated other comprehensive income	2,942	2,381
TOTAL SHAREHOLDERS' EQUITY	661,200	643,667

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$778,398	$815,609

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Unaudited

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net revenue	$106,110	$146,308	$220,149	$266,332
Cost of sales	57,290	79,621	119,804	144,369

Gross profit	48,820	66,687	100,345	121,963

Selling, general and administrative	28,423	30,534	57,490	59,286
Research and development	12,207	15,911	30,460	30,059

Operating expenses	40,630	46,445	87,950	89,345

Income from operations	8,190	20,242	12,395	32,618

Interest income	188	191	362	451
Interest expense	(1)	(2,200)	(1)	(4,352)

Income from operations before income taxes	8,377	18,233	12,756	28,717
Provision for income taxes	1,041	1,616	1,816	3,593

Net income	$7,336	$16,617	$10,940	$25,124

Net income per share:
Basic	$0.10	$0.23	$0.15	$0.34
Diluted	$0.10	$0.22	$0.14	$0.33

Weighted average shares outstanding:
Basic	75,166	73,825	75,009	73,683
Diluted	76,553	75,553	76,332	75,160

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

Unaudited

	Three months ended		Six months ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net income	$7,336	$16,617	$10,940	$25,124

Other comprehensive income (loss):
Foreign currency translation adjustment	(113)	201	598	369
Unrecognized actuarial gain (loss), Switzerland pension plan, net of tax	(20)	(3)	(37)	11
Total other comprehensive income	(133)	198	561	380

Comprehensive income	$7,203	$16,815	$11,501	$25,504

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six months ended
	March 30, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,940	$25,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,504	8,479
Amortization of debt discount and debt issuance costs	-	3,869
Equity-based compensation and employee benefits	5,492	4,290
Provision for doubtful accounts	(74)	627
Provision for inventory valuation	1,056	1,182
Deferred taxes	764	250
Switzerland pension plan curtailment	-	(1,820)
Impairment of buildings & building improvements	-	206
Gain on disposal on building	(147)	-
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	70,913	3,817
Inventory	12,258	8,530
Prepaid expenses and other current assets	3,009	(1,082)
Accounts payable, accrued expenses and other current liabilities	(55,340)	4,863
Income taxes payable	(2,610)	(575)
Other, net	1,067	187
Net cash provided by continuing operations	56,832	57,947
Net cash used in discontinued operations	-	(1,045)
Net cash provided by operating activities	56,832	56,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,403)	(2,881)
Proceeds from sales of property, plant and equipment	5,310	-
Sales of investments classified as available-for-sale	-	6,364
Earnout payment related to prior acquisition	-	(14,848)
Net cash provided by/(used in) investing activities	1,907	(11,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	540	2,543
Net cash provided by financing activities	540	2,543
Effect of exchange rate changes on cash and cash equivalents	(904)	(129)
Changes in cash and cash equivalents	58,375	47,951
Cash and cash equivalents at beginning of period	440,244	378,188
Cash and cash equivalents at end of period	$498,619	$426,139

CASH PAID FOR:
Interest	$1	$483
Income taxes	$4,567	$1,906

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

Vulnerability to Certain Concentrations

Financial instruments which may subject the Company to concentrations of credit risk as of March 30, 2013 and September 29, 2012 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

The Company’s international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in China, Taiwan, Japan and Germany. The Company’s U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of March 30, 2013 and September 29, 2012, fair value approximated the cost basis for cash equivalents.

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

Accounting Standard Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, then a company is required to perform the second step of the two-step goodwill impairment test.

As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of business outlook process. On an on-going basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. During the three and six months ended March 30, 2013, no triggering events occurred.

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

Prior Period Adjustment

During the three months ended December 29, 2012, the Company identified a prior period adjustment of $1.1 million relating to the recognition of government grants that resulted in increased R&D expenses and a reduction of grants receivable. This error was corrected during the quarter ended December 29, 2012 and management deemed that the adjustment was not material to the previous fiscal year ended September 29, 2012 or the expected full year results of the current fiscal year ending September 28, 2013. This amount impacted the six month period ended March 30, 2013.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 contains no amendments to disclosure requirements. The amendments clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which introduced new disclosure requirements, applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 amended certain paragraphs in Comprehensive Income (Topic 220), the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

NOTE 2: BALANCE SHEET COMPONENTS

The following tables reflect the components of significant balance sheet accounts as of March 30, 2013 and

September 29, 2012:

	As of
(in thousands)	March 30, 2013	September 29, 2012

Inventories, net:
Raw materials and supplies	$28,294	$26,660
Work in process	17,485	23,352
Finished goods	17,766	27,599
	63,545	77,611
Inventory reserves	(17,951)	(18,617)
	$45,594	$58,994

Property, plant and equipment, net:
Land	$-	$2,086
Buildings and building improvements	-	4,830
Leasehold improvements	16,090	16,005
Data processing equipment and software	24,192	23,819
Machinery, equipment, furniture and fixtures	41,872	40,580
Construction in progress (1)	8,070	3,219
	90,224	90,539
Accumulated depreciation	(63,632)	(62,098)
	$26,592	$28,441

Accrued expenses and other current liabilities:
Wages and benefits	$12,183	$18,734
Accrued customer obligations (2)	7,879	22,984
Commissions and professional fees (3)	3,184	2,776
Severance (4)	2,265	2,840
Other	12,628	10,612
	$38,139	$57,946

(1)	Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company is considered the owner of the building during the construction phase for the Agreement to Develop and Lease (the “ADL”) facility being developed by Mapletree Industrial Trust (the “Landlord”) in Singapore - see Note 9. The estimated construction costs incurred to date in relation to the relevant proportion of the Company’s lease is recognized on the consolidated balance sheet as at March 30, 2013 and September 29, 2012. Applicable ground lease expense was accrued.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

(3)	In connection with the September 2010 retirement of the Company’s former Chief Executive Officer (“CEO”), balances as of March 30, 2013 and September 29, 2012 include $0.2 million and $0.3 million, respectively, related to his three-year consulting arrangement.

(4)	Total severance payable within the next twelve months includes approximately $0.8 million of other severance not part of the Company’s plan for transition and consolidation of operations to Asia.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

Goodwill

Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2012 and concluded that no impairment charge was required. The Company also tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. No triggering event has occurred during the three and six months ended March 30, 2013.

On October 3, 2008, the Company completed the acquisition of Orthodyne Electronics Corporation (“Orthodyne”) and agreed to pay Orthodyne an additional amount in the future based upon the gross profit realized by the acquired business over a three year period from date of acquisition pursuant to an Earnout Agreement entered into in connection with the acquisition. At the end of fiscal 2011, the Company accrued $14.8 million as an earnout payment related to the Orthodyne acquisition to goodwill which was paid during the first quarter of fiscal 2012.

Following the acquisition of Orthodyne, wedge bonder products were added to the Equipment business.

Intangible Assets

Intangible assets with determinable lives are amortized over their estimated useful lives. The Company’s intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of March 30, 2013 and September 29, 2012:

	As of		Average estimated
(dollar amounts in thousands)	March 30, 2013	September 29, 2012	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(21,344)	(18,973)
Net wedge bonder developed technology	11,856	14,227

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(17,370)	(15,440)
Net wedge bonder customer relationships	1,930	3,860

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(2,588)	(2,300)
Net wedge bonder trade name	2,012	2,300

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	-	-
Net intangible assets	$15,798	$20,387

The following table reflects estimated annual amortization expense related to intangible assets as of March 30, 2013:

As of
(in thousands)	March 30, 2013
Remaining fiscal 2013	4,589
Fiscal 2014	5,318
Fiscal 2015	5,318
Fiscal 2016	573
Total amortization expense	$15,798

NOTE 4: DEBT AND OTHER OBLIGATIONS

Bank Guarantee

On May 9, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company’s wholly owned subsidiary, obtained a bank guarantee (“Bank Guarantee”) from DBS Bank Ltd. in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to the Landlord in lieu of a cash deposit in connection with building and leasing of a new facility in Singapore. (See Note 9)

0.875% Convertible Subordinated Notes

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

For the three months and six months ended March 31, 2012, $0.2 million and $0.3 million of amortization expense was incurred, respectively. There was no amortization expense in fiscal 2013.

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

The following table reflects the Company’s matching contributions to the Plan which were made in the form of cash during the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended		Six months ended
(in thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Cash	$498	$686	$759	$932

Accumulated Other Comprehensive Income

The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of March 30, 2013 and September 29, 2012:

	As of
(in thousands)	March 30, 2013	September 29, 2012
Gain from foreign currency translation adjustments	$3,594	$2,996
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(227)	(227)
Switzerland pension plan curtailment	(425)	(388)
Accumulated other comprehensive income	$2,942	$2,381

Equity-Based Compensation

As of March 30, 2013, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company’s common stock on the date of grant. As of March 30, 2013, the Company’s one active plan, the 2009 Equity Plan, had 4.5 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended March 30, 2013 and March 31, 2012 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

The following table reflects restricted stock and common stock granted during the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended		Six months ended
(shares in thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Market-based restricted stock	-	8	343	437
Time-based restricted stock	11	3	539	689
Performance-based restricted stock	-	-	57	-
Common stock	17	19	37	44
Equity-based compensation in shares	28	30	976	1,170

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended		Six months ended
(in thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Cost of sales	$74	$97	$222	$182
Selling, general and administrative (1)	1,924	1,833	4,250	3,444
Research and development	293	463	1,020	866
Total equity-based compensation expense	$2,291	$2,393	$5,492	$4,492

(1)	The three and six months ended March 31, 2012 selling, general and administrative expense includes $0.1 million and $0.2 million, respectively, related to the liability classified stock compensation expense for the retired former CEO. In connection with his retirement, deferred cash payments equal the difference, if any, between (i) the fair market value of the shares of common stock of the Company to which he would have been entitled pursuant to the performance share unit awards granted to him in fiscal 2008 and 2009 had he remained employed through June 30, 2011 and (ii) the fair market value of the shares of common stock of the Company actually received by him pursuant to such awards.

The following table reflects equity-based compensation expense, by type of award, for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended		Six months ended
(in thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Market-based restricted stock	$908	$931	$2,133	$1,529
Time-based restricted stock	1,136	1,172	2,868	2,312
Performance-based restricted stock (1)	33	97	42	269
Stock options	4	13	29	22
Common stock	210	180	420	360
Total equity-based compensation expense	$2,291	$2,393	$5,492	$4,492

(1)	The three and six months ended March 31, 2012 includes $0.1 million and $0.2 million, respectively, related to the liability classified stock compensation expense for the retired former CEO.

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

As of October 1, 2011, the Company determined that the Notes would not result in the issuance of any dilutive shares, since the conversion option was not “in the money” as of October 1, 2011. The Notes matured on June 1, 2012. The Company repaid the entire principal balance of the Notes of $110.0 million plus interest of $0.5 million in cash. No common shares were issued in connection with repayment of the Notes. Accordingly, diluted EPS excludes the effect of the conversion of the Notes.

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended
(in thousands, except per share)	March 30, 2013		March 31, 2012
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$7,336	$7,336	$16,617	$16,617
Less: income applicable to participating securities	-	-	-	-

Net income applicable to common shareholders	$7,336	$7,336	$16,617	$16,617

DENOMINATOR:
Weighted average shares outstanding - Basic	75,166	75,166	73,825	73,825
Stock options		120		184
Time-based restricted stock		463		674
Market-based restricted stock		804		870
Weighted average shares outstanding - Diluted (1)		76,553		75,553

EPS:
Net income per share - Basic	$0.10	$0.10	$0.23	$0.23

Effect of dilutive shares		-		(0.01)

Net income per share - Diluted		$0.10		$0.22

(1)	For the three months ended March 31, 2012, 0.1 million potentially dilutive shares related to out of the money stock options were excluded from EPS. There were no potentially dilutive shares excluded for the three months ended March 30, 2013.

	Six months ended
(in thousands, except per share)	March 30, 2013		March 31, 2012
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$10,940	$10,940	$25,124	$25,124
Less: income applicable to participating securities	-	-	(10)	(10)

Net income applicable to common shareholders	$10,940	$10,940	$25,114	$25,114

DENOMINATOR:
Weighted average shares outstanding - Basic	75,009	75,009	73,683	73,683
Stock options		112		152
Time-based restricted stock		446		557
Market-based restricted stock		765		768
Weighted average shares outstanding - Diluted (1)		76,332		75,160

EPS:
Net income per share - Basic	$0.15	$0.15	$0.34	$0.34

Effect of dilutive shares		(0.01)		(0.01)

Net income per share - Diluted		$0.14		$0.33

(1)	For the six months ended March 31, 2012, 5 dilutive participating securities were excluded, as the income attributable to these shares was not included in EPS. There were no dilutive participating securities excluded for the six months ended March 30, 2013.

For the six months ended March 31, 2012, 0.2 million potentially dilutive shares related to out of the money stock options were excluded from EPS. There were no potentially dilutive shares excluded for the six months ended March 30, 2013.

NOTE 7: INCOME TAXES

The following table reflects the provision for income taxes and the effective tax rates for the six months ended March 30, 2013 and March 31, 2012:

	Six months ended
(dollar amounts in thousands)	March 30, 2013	March 31, 2012
Income from operations before income taxes	$12,756	$28,717
Provision for income taxes	1,816	3,593
Net income	$10,940	$25,124

Effective tax rate	14.2%	12.5%

For the six months ended March 30, 2013 and March 31, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the release of a prior year reserve and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, other U.S. current and deferred taxes and additional foreign expenses related to returns filed in the current period.

For the six months ended March 30, 2013, the Company recognized a benefit of $1.7 million related to the reversal of a reserve for uncertain tax positions based on administrative practices in the tax jurisdiction and recognized income tax expense of $1.6 million due to a change in estimate upon filing tax returns in a foreign jurisdiction.

During the six months ended March 30, 2013, the effective tax rate increased as compared to the effective tax rate for the fiscal year ended September 29, 2012 due to the recording of a valuation allowance against certain deferred tax assets.

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

The following table reflects operating information by segment for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended		Six months ended
(in thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net revenue:
Equipment	$91,083	$131,053	$190,985	$237,202
Expendable Tools	15,027	15,255	29,164	29,130
Net revenue	106,110	146,308	220,149	266,332
Cost of sales :
Equipment	51,140	72,835	107,572	131,839
Expendable Tools	6,150	6,786	12,232	12,530
Cost of sales	57,290	79,621	119,804	144,369
Gross profit :
Equipment	39,943	58,218	83,413	105,363
Expendable Tools	8,877	8,469	16,932	16,600
Gross profit	48,820	66,687	100,345	121,963
Operating expenses:
Equipment	35,515	40,202	77,240	77,470
Expendable Tools	5,115	6,243	10,710	11,875
Operating expenses	40,630	46,445	87,950	89,345
Income from operations:
Equipment	4,428	18,016	6,173	27,893
Expendable Tools	3,762	2,226	6,222	4,725
Income from operations	$8,190	$20,242	$12,395	$32,618

The following table reflects assets by segment as of March 30, 2013 and September 29, 2012:

	As of
(in thousands)	March 30, 2013	September 29, 2012
Segment assets:
Equipment	$682,800	$746,636
Expendable Tools	95,598	68,973
Total assets	$778,398	$815,609

The following tables reflect capital expenditures for the six months ended March 30, 2013 and March 31, 2012, and depreciation expense for the three and six months ended March 30, 2013 and March 31, 2012:

	Six months ended
(in thousands)	March 30, 2013	March 31, 2012
Capital expenditures:
Equipment	$2,349	$2,277
Expendable Tools	1,054	604
Capital expenditures	$3,403	$2,881

	Three months ended		Six months ended
(in thousands)	March 30, 2013	March 31, 2012	March 31, 2012	March 31, 2012
Depreciation expense
Equipment	$1,805	$1,335	$3,701	$2,735
Expendable Tools	603	592	1,214	1,155
Depreciation expense	$2,408	$1,927	$4,915	$3,890

NOTE 9: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Agreement to Develop and Lease

On May 7, 2012, Pte entered into the ADL and a Lease Agreement with DBS Trustee Limited as trustee of the Landlord. Pursuant to the ADL, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte agreed to lease from the Landlord 198,134 square feet (the “Initial Premises”) representing approximately 69% of the Building. The Building is expected to be completed and ready for occupancy in the second half of 2013. Subject to approval from the relevant authorities, the Building will bear a name to be chosen by Pte.

Warranty Expense

The Company’s equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management’s estimate of future warranty costs.

The following table reflects the reserve for product warranty activity for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended		Six months ended
(in thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Reserve for product warranty, beginning of period	$1,684	$1,614	$2,412	$2,245
Provision for product warranty	(1)	678	64	852
Product warranty costs paid	(520)	(929)	(1,313)	(1,734)
Reserve for product warranty, end of period	$1,163	$1,363	$1,163	$1,363

Other Commitments and Contingencies

The following table reflects obligations not reflected on the Consolidated Balance Sheet as of March 30, 2013:

		Payments due by fiscal year
(in thousands)	Total	2013	2014	2015	2016	thereafter
Inventory purchase obligation(1)	$63,925	$63,925	$-	$-	$-	$-
Operating lease obligations(2)	$33,477	$3,794	$2,759	$3,015	$2,673	$21,236
Total	$97,402	$67,719	$2,759	$3,015	$2,673	$21,236

(1)	The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(2)	The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company is considered the owner of the Building during the construction phase of the ADL.  As of March 30, 2013, the Company has recorded a financing obligation of $8.1 million related to the Building and is expected to record an additional $20.4 million over the construction term, which is expected to be completed in the next twelve months. The financing obligation is not reflected in the table above.

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

Concentrations

The following tables reflect significant customer concentrations as a percentage of net revenue for the six months ended March 30, 2013 and March 31, 2012:

	Six months ended
	March 30, 2013	March 31, 2012

Advanced Semiconductor Engineering	*	16.1%

* Represents less than 10% of net revenue

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of March 30, 2013 and March 31, 2012:

	As of
	March 30, 2013	March 31, 2012

Haoseng Industrial Company Limited (1)	21.0%	11.0%
Siliconware Precision Industries Co. Limited	*	17.0%
STATS ChipPAC Ltd	14.0%	*
Advanced Semiconductor Engineering	*	13.0%

(1) Distributor of the Company's products.

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

We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure, through consolidating our manufacturing facilities. Cost reduction efforts remain an important part of our normal ongoing operations, and are expected to generate savings without compromising overall product quality and service levels.

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

We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. The current economic environment is uncertain and we may experience typical industry seasonality during the third quarter of fiscal 2013. Our visibility into future demand is generally limited and forecasting is difficult.

To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. In fiscal 2012, we fully repaid our 0.875% Convertible Subordinated Notes (the “Notes”) with cash in the principal amount of $110.0 million at maturity. As of March 30, 2013, our total cash, cash equivalents and investments was $498.6 million, a $58.4 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and improve our production capability throughout the semiconductor cycle.

Technology Leadership

We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire, wedge and die bonding processes. Our equipment is typically the most productive and has the highest levels of process capability, and as a result, has a lower cost of ownership compared to other equipment in its market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

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

Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In March 2013, we have launched a new line of high performance wedge bonder products, PowerFusionPS. The advanced interconnect capabilities of PowerFusionPS improves the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We intend to initiate design of our next power module wedge bonder. In both cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and may become business opportunities in the future.

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

Our technology leadership and bonding process know-how are enabling us to develop highly function-specific equipment with the best-in-class throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We have established a development team to develop advanced packaging bonders for the emerging three-dimensional integrated circuit (“3DIC”) market. 3DIC saves space and reduces form factor by stacking separate chips in a single package. It also improves performance while reducing power consumption. Mobile devices such as smartphones and tablets are the main drivers of this market.

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

Products and Services

We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and six months ended March 30, 2013 and March 31, 2012, respectively:

	Three months ended
	March 30, 2013		March 31, 2012
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$91,083	85.8%	$131,053	89.6%
Expendable Tools	15,027	14.2%	15,255	10.4%
	$106,110	100.0%	$146,308	100.0%

	Six months ended
	March 30, 2013		March 31, 2012
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$190,985	86.8%	$237,202	89.1%
Expendable Tools	29,164	13.2%	29,130	10.9%
	$220,149	100.0%	$266,332	100.0%

Equipment Segment

We manufacture and sell a line of ball bonders, heavy wire wedge bonders, wafer level bonders, and die bonders that are sold to semiconductor device manufacturers, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Heavy wire wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. Wafer level bonders mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Die bonders are used to attach a die to the substrate or lead frame which will house the semiconductor device. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and as a result, a lower cost of ownership.

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS	High productivity bonder for low-to-medium pin count applications

	ConnXPS Plus	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS LA	Cost performance large area substrate and matrix applications

	AT Premier	Wafer level bonding application

	AT Premier Plus	Advanced wafer level bonding application

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	7600HD	Power semiconductors including smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

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

•	Our Power Series products are setting new standards in wire bonding.

•	Our ball bonders are capable of bonding advanced devices with very fine pitch, creating complex loop shapes needed in the assembly of advanced semiconductor packages as well as bonding on the latest silicon node-28nm.

•	Our gold wire ball bonders installed in the field can also be retrofitted for copper wire applications with kits, which we sell separately.

•	Our ATPremier machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. In September 2012, we introduced ATPremier Plus, which offers advanced stud bumping capability for low temperature gold bumping.

Heavy Wire Wedge Bonders

We are the leaders in the design and manufacture of heavy wire wedge bonders for the power semiconductor and automotive power module markets. Heavy wire wedge bonders may use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. In addition, we see some potential use for our wedge bonder products in select solar applications.

Our portfolio of wedge bonding products includes:

•	The 3600Plus: high speed, high accuracy wire bonders designed for power modules, automotive packages and other heavy wire multi-chip module applications.

•	The 3700Plus: wire bonders designed for hybrid and automotive modules using thin aluminum wire.

•	The 7200Plus: dual head wedge bonder designed specifically for power semiconductor applications.

•	The 7200HD: heavy wire wedge bonder designed for smaller power packages using either aluminum wire or ribbon.

•	The 7600HD: heavy wire wedge bonder targeted for small power packages.

While wedge bonding traditionally utilizes aluminum wire, all of our heavy wire wedge bonders are also available to be modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.

In March 2013, we introduced PowerFusionPS, which is driven by a new powerful direct-drive motion systems and expanded pattern recognition capabilities. The advanced interconnect capabilities of PowerFusionPS improves the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability and superior indexing accuracy and teach mode.

Other Equipment Products and Services

We also sell manual wire bonders, and we offer spare parts, equipment repair, training services, and upgrades for our equipment through our Support Services business unit. In September 2012, we introduced a next-generation manual wire bonder series for use with gold, copper or aluminum wire.

In March 2013, we introduced K&S Care, a new professional service, designed to help customers operate their machines at an optimum level under the care of K&S trained specialists. K&S Care has a range of programs, offering different levels of service depending on customer needs.

Expendable Tools Segment

We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•	Capillaries: expendable tools used in ball bonders. Made of ceramic and other elements, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors’ equipment. In addition to capillaries used for gold wire bonding, we have developed capillaries for use with copper wire to achieve optimal performance in copper wire bonding.
•	Bonding wedges: expendable tools used in heavy wire wedge bonders. Like capillaries, their specific features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors’ equipment.
•	Saw blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been molded in a matrix configuration into individual units.

In March 2013, we introduced the Optoceramic and OptoPCB Package Singulation blades for the LED market. The blades enable an improvement on package singulation quality, precision and productivity by providing a significantly longer life blade, and improved stability.

RESULTS OF OPERATIONS

The following tables reflect our income from operations for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended
(dollar amounts in thousands)	March 30, 2013	March 31, 2012	$ Change	% Change
Net revenue	$106,110	$146,308	$(40,198)	-27.5%
Cost of sales	57,290	79,621	(22,331)	-28.0%
Gross profit	48,820	66,687	(17,867)	-26.8%

Selling, general and administrative	28,423	30,534	(2,111)	-6.9%
Research and development	12,207	15,911	(3,704)	-23.3%
Operating expenses	40,630	46,445	(5,815)	-12.5%

Income from operations	$8,190	$20,242	$(12,052)	-59.5%

	Six months ended
(dollar amounts in thousands)	March 30, 2013	March 31, 2012	$ Change	% Change
Net revenue	$220,149	$266,332	$(46,183)	-17.3%
Cost of sales	119,804	144,369	(24,565)	-17.0%
Gross profit	100,345	121,963	(21,618)	-17.7%

Selling, general and administrative	57,490	59,286	(1,796)	-3.0%
Research and development	30,460	30,059	401	1.3%
Operating expenses	87,950	89,345	(1,395)	-1.6%

Income from operations	$12,395	$32,618	$(20,223)	-62.0%

Net Revenue

Approximately 95.8% and 97.7% of our net revenue for the three months ended March 30, 2013 and March 31, 2012, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 96.5% and 97.8% of our net revenue for the six months ended March 30, 2013 and March 31, 2012, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.

The following tables reflect net revenue by business segment for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended
(dollar amounts in thousands)	March 30, 2013	March 31, 2012	$ Change	% Change
Equipment	$91,083	$131,053	$(39,970)	-30.5%
Expendable Tools	15,027	15,255	(228)	-1.5%
Total net revenue	$106,110	$146,308	$(40,198)	-27.5%

	Six months ended
(dollar amounts in thousands)	March 30, 2013	March 31, 2012	$ Change	% Change
Equipment	$190,985	$237,202	$(46,217)	-19.5%
Expendable Tools	29,164	29,130	34	0.1%
Total net revenue	$220,149	$266,332	$(46,183)	-17.3%

Equipment

The following table reflects the components of Equipment net revenue change between the three and six months ended March 30, 2013 and March 31, 2012:

	March 30, 2013 vs. March 31, 2012
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$(908)	$(39,062)	$(39,970)	$(6,103)	$(40,114)	$(46,217)

For the three and six months ended March 30, 2013, the lower equipment net revenue as compared to the prior year period was primarily due to the lower volume from our ball bonders and heavy wire wedge bonders. The volume reduction in ball bonders and heavy wire wedge bonders was mainly attributable to overall softness in our key markets. In addition to volume, pricing on our ball bonders was lower due to customer and product mix changes.

Expendable Tools

The following table reflects the components of Expendable Tools net revenue change between the three and six months ended March 30, 2013 and March 31, 2012:

	March 30, 2013 vs. March 31, 2012
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$121	$(349)	$(228)	$192	$(158)	$34

For the three months ended March 30, 2013, the Expendable Tools net revenue decreased 1.5% as compared to the three months ended March 31, 2012 primarily due to the volume decreases both in our wire bonding tools and wedge bonder tools businesses as a result of the overall softness in our key markets.

For the six months ended March 30, 2013, the Expendable Tools net revenue increased 0.1% as compared to the six months ended March 31, 2012.

Gross Profit

The following tables reflect gross profit by business segment for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended
(dollar amounts in thousands)	March 30, 2013	March 31, 2012	$ Change	% Change
Equipment	$39,943	$58,218	$(18,275)	-31.4%
Expendable Tools	8,877	8,469	408	4.8%
Total gross profit	$48,820	$66,687	$(17,867)	-26.8%

	Six months ended
(dollar amounts in thousands)	March 30, 2013	March 31, 2012	$ Change	% Change
Equipment	$83,413	$105,363	$(21,950)	-20.8%
Expendable Tools	16,932	16,600	332	2.0%
Total gross profit	$100,345	$121,963	$(21,618)	-17.7%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended		Basis Point
	March 30, 2013	March 31, 2012	Change
Equipment	43.9%	44.4%	(50)
Expendable Tools	59.1%	55.5%	360
Total gross margin	46.0%	45.6%	40

	Six months ended		Basis Point
	March 30, 2013	March 31, 2012	Change
Equipment	43.7%	44.4%	(70)
Expendable Tools	58.1%	57.0%	110
Total gross margin	45.6%	45.8%	(20)

Equipment

The following table reflects the components of Equipment gross profit change between the three and six months ended March 30, 2013 and March 31, 2012:

	March 30, 2012 vs. March 31, 2012
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$(908)	$1,539	$(18,906)	$(18,275)	$(6,103)	$2,799	$(18,646)	$(21,950)

For the three and six months ended March 30, 2013, the lower Equipment gross profit as compared to the prior year period was primarily due to the lower volume from our ball bonders and heavy wire wedge bonders. The volume reduction in ball bonders and heavy wire wedge bonders was mainly attributable to overall softness in our key markets. In addition to volume, pricing on our ball bonders was lower due to customer and product mix change.

This lower volume and less favorable pricing were partially offset by lower costs for our die bonders and heavy wire wedge bonders. Die bonder costs were lower due to sales of certain die bonders that were partially reserved, which resulted in lower costs of goods sold in the current period. Wedge bonder costs were lower due to structural manufacturing cost improvement.

Expendable Tools

The following table reflects the components of Expendable Tools gross profit change between the three and six months ended March 30, 2013 and March 31, 2012:

	March 30, 2013 vs. March 31, 2012
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$121	$455	$(168)	$408	$192	$330	$(190)	$332

For the three months and six months ended March 30, 2013, the Expendable Tools gross profit increased 4.8% and 2.0%, respectively, as compared to the three and six months ended March 31, 2012. This was primarily due to favorable pricing from a change in product mix in wire bonding tools business as well as lower manufacturing costs, offset by unfavorable volume decreases in both our ball bonding and wedge bonder businesses.

Operating Expenses

The following tables reflect operating expenses as a percentage of net revenue for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended		Basis point
	March 30, 2013	March 31, 2012	Change
Selling, general & administrative	26.8%	20.9%	590
Research & development	11.5%	10.9%	60
Total	38.3%	31.8%	650

	Six months ended		Basis point
	March 30, 2013	March 31, 2012	Change
Selling, general & administrative	26.1%	22.3%	380
Research & development	13.8%	11.3%	250
Total	39.9%	33.6%	630

Selling, General and Administrative (“SG&A”)

SG&A decreased $2.1 million during the three months ended March 30, 2013 as compared to the three months ended March 31, 2012, in which we recorded $0.8 million for severance expense related to the downsizing of our U.S. and Swiss operations. In the second quarter of fiscal 2013, incentive payments decreased by $3.0 million as a result of lower net revenue. Offsetting this was an unfavorable variance of $1.8 million in foreign exchange rates due to the strengthening of the U.S. dollar against foreign currencies.

SG&A decreased $1.8 million during the six months ended March 30, 2013 as compared to the six months ended March 31, 2012, in which we recorded a gain of $1.8 million relating to the curtailment of our Swiss pension plan offset by $1.3 million for severance expenses which related to the downsizing of our U.S. and Swiss operations. In the six months ended March 30, 2013, sales commissions and incentives decreased by $5.1 million driven by lower net revenue for the current fiscal period. Offsetting this was an unfavorable variance of $2.9 million in foreign exchange rates due to the strengthening of the U.S. dollar against foreign currencies.

Research and Development (“R&D”)

R&D expense decreased $3.7 million for the three months ended March 30, 2013 as compared to the three months ended March 31, 2012 primarily due to the recognition of a one-time $3.0 million Research Incentive Scheme for Companies (“RISC”) grant. The RISC is being recognized after receiving confirmation from the Economic Development Board, Singapore (“EDB”) that we will be awarded the grant. Staff costs were also lower by $0.8 million as a result of the reduction of headcount in our Swiss operation.

R&D expense increased $0.4 million for the six months ended March 30, 2013 as compared to the six months ended March 31, 2012 primarily due to project based prototype materials for new product development.

Income from Operations

For the three months and six months ended March 30, 2013, total income from operations was lower by $12.1 million and $20.2 million, respectively. This was primarily due to lower revenue and margin for equipment sales and offset by lower SG&A and R&D expenses as explained above.

Interest Income and Expense

The following tables reflect interest income and interest expense for the three and six months ended March 30, 2013 and March 31, 2012:

	Three months ended
(dollar amounts in thousands)	March 30, 2013	March 31, 2012	$ Change	% Change
Interest income	$188	$191	$(3)	-1.6%
Interest expense: cash	(1)	(242)	241	99.6%
Interest expense: non-cash	-	(1,958)	1,958	100.0%

	Six months ended
(dollar amounts in thousands)	March 30, 2013	March 31, 2012	$ Change	% Change
Interest income	$362	$451	$(89)	-19.7%
Interest expense: cash	(1)	(484)	483	99.8%
Interest expense: non-cash	-	(3,868)	3,868	100.0%

Interest income for the six months ended March 30, 2013 was lower as compared to the prior year period due to a one-time payment of interest earned from a customer relating to past due accounts that occurred in the six months ended March 31, 2012. Non-cash interest expense for the three and six months ended March 31, 2012 was attributable to the amortization of the debt discount relating to the Notes which matured on June 1, 2012. We repaid the entire principal balances of the Notes in cash in fiscal 2012. See Note 4 of Item 1 for additional details.

Provision for Income Taxes

The following table reflects the provision for income taxes and the effective tax rate for the six months ended March 30, 2013 and March 31, 2012:

	Six months ended
(in thousands)	March 30, 2013	March 31, 2012
Income from operations before income taxes	$12,756	$28,717
Provision for income taxes	1,816	3,593
Net income	$10,940	$25,124

Effective tax rate	14.2%	12.5%

For the six months ended March 30, 2013 and March 31, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the release of a prior year reserve, and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, other U.S. current and deferred taxes and additional foreign expenses related to returns filed in the current period.

For the six months ended March 30, 2013, we recognized a benefit of $1.7 million related to the reversal of a reserve for uncertain tax positions based on administrative practices in the tax jurisdiction and recognized income tax expense of $1.6 million due to the change in estimate upon filing tax returns in a foreign jurisdiction.

During the six months ended March 30, 2013, the effective tax rate increased as compared to the effective tax rate for the fiscal year ended September 29, 2012 due to the recording of a valuation allowance against certain deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table reflects total cash and cash equivalents as of March 30, 2013 and September 29, 2012:

	As of
(dollar amounts in thousands)	March 30, 2013	September 29, 2012	Change
Cash and cash equivalents	$498,619	$440,244	$58,375
Percentage of total assets	64.1%	54.0%

The following table reflects summary Consolidated Statement of Cash Flow information for the six months ended March 30, 2013 and March 31, 2012:

	Six months ended
(in thousands)	March 30, 2013	March 31, 2012
Net cash provided by continuing operations	$56,832	$57,947
Net cash used in discontinued operations	-	(1,045)
Net cash provided by operating activities	$56,832	$56,902
Net cash provided by (used in) in investing activities	1,907	(11,365)
Net cash provided by financing activities	540	2,543
Effect of exchange rate changes on cash and cash equivalents	(904)	(129)
Changes in cash and cash equivalents	$58,375	$47,951
Cash and cash equivalents, beginning of period	440,244	378,188
Cash and cash equivalents, end of period	$498,619	$426,139

Six months ended March 30, 2013

Continuing Operations

Net cash provided by operating activities was primarily the result of working capital changes, which provided $29.3 million driven by decreases in accounts receivables of $70.9 million due to cash collections in line with higher sales in the fourth quarter of fiscal 2012 due to variations in the timing of our customer orders within the seasonal cycle who tend to add or replace equipment capacity by the end of the September quarter, prepaid expenses and other current assets reduced by $3.0 million and a reduction in inventories of $12.3 million partially offset by a decrease in accounts payable of $55.3 million due to lower purchases and global shutdown in the first six months of fiscal 2013. In addition, net income of $10.9 million plus non-cash adjustments of $16.6 million contributed to net cash provided by operating activities.

Net cash provided by investing activities was primarily due to the disposal of a building of $5.3 million offset by capital expenditure of $3.4 million.

Net cash provided by financing activities relate to proceed from the exercise of stock options.

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

Fiscal 2013 Liquidity and Capital Resource Outlook

We expect our fiscal 2013 capital expenditures to be between $25.0 to $26.0 million, of which approximately $15.0 million is expected to relate to leasehold improvements for our Singapore facility under the Agreement to Develop and Lease (the “ADL”). Expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.

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

The facility is in the process of being constructed. In accordance with ASC No. 840, Leases, we are considered to be the owner of the building during the construction phase due to our involvement in the asset construction. The estimated construction costs incurred to date in relation to the relevant proportion of our lease are recognized on the balance sheet as of March 30, 2013. Applicable ground lease expense was accrued. See Note 9 of Item 1 for additional details.

Other Obligations and Contingent Payments

In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 30, 2013 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the following table for additional information.

The following table reflects obligations and contingent payments under various arrangements as of March 30, 2013:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Current and long-term liabilities:

Pension plan obligations	4,231	-	-	-	4,231

Severance (1)	4,534	2,265	714	-	1,555

Obligations related to Chief Executive Officer transition (2)	155	155	-	-	-

Operating lease retirement obligations	2,334	1,165	330	423	416

Long-term income taxes payable	182	-	-	-	182

Total Obligations and Contingent Payments reflected in the Consolidated Financial Statements	$11,436	$3,585	$1,044	$423	$6,384

Contractual Obligations:

Inventory purchase obligations (3)	$63,925	63,925	-	-	-

Operating lease obligations (4)	33,477	5,086	5,953	4,708	17,730

Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$97,402	$69,011	$5,953	$4,708	$17,730

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	In connection with the September 2010 retirement of our former Chief Executive Officer, we entered into a three year consulting arrangement with him.

(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(4)	We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

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

We are considered the owner of the building during the construction phase of the ADL. As of March 30, 2013, we recorded a financing obligation of $8.1 million relating to the building and we are expecting to record an additional $20.4 million over the construction term, which is expected to be completed in the next twelve months. The financing obligation is not reflected in the table above.

Off-Balance Sheet Arrangements

On May 9, 2012, Pte obtained a Bank Guarantee from DBS Bank Ltd. in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to the Landlord in lieu of a cash deposit in connection with the building and leasing of a new facility in Singapore as discussed above.

We currently do not have any other off-balance sheet arrangements, such as derivatives, contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of March 30, 2013, we had no available-for-sale investments.

Foreign Currency Risk

Our operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location’s functional currency. Our international operations are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in China, Taiwan, Japan and Germany. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.

Based on our foreign currency exposure as of March 30, 2013, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of March 30, 2013.

Item 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2013 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended March 30, 2013 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: April 30, 2013	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

