Form 10-Q
period 2013-06-29
KULICKE & SOFFA INDUSTRIES INC
filed 2013-07-31
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large accelerated filer ☒	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 26, 2013, there were 75,277,538 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

June 29, 2013

PART I. - FINANCIAL INFORMATION

Item 1. – FINANCIAL STATEMENTS

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	June 29, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$508,493	$440,244
Accounts and notes receivable, net of allowance for doubtful accounts of $817 and $937 respectively	147,038	188,986
Inventories, net	48,087	58,994
Prepaid expenses and other current assets	21,565	21,577
Deferred income taxes	3,812	3,515
Total current assets	728,995	713,316

Property, plant and equipment, net	32,881	28,441
Goodwill	41,546	41,546
Intangible assets	13,504	20,387
Other assets	9,622	11,919
TOTAL ASSETS	$826,548	$815,609

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,246	$57,231
Accrued expenses and other current liabilities	48,509	57,946
Income taxes payable	2,974	8,192
Total current liabilities	97,729	123,369

Deferred income taxes	36,481	37,875
Other liabilities	9,100	10,698
TOTAL LIABILITIES	$143,310	$171,942

Commitments and contingent liabilities (Note 9)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 80,209 and 79,099, respectively; outstanding 75,255 and 74,145 shares, respectively	464,078	455,122
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	262,347	232,520
Accumulated other comprehensive income	3,169	2,381
TOTAL SHAREHOLDERS' EQUITY	$683,238	$643,667

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$826,548	$815,609
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenue	$141,181	$255,525	$361,330	$521,857
Cost of sales	75,267	133,082	195,071	277,451
Gross profit	65,914	122,443	166,259	244,406
Selling, general and administrative	31,264	30,149	88,754	89,435
Research and development	15,783	16,018	46,243	46,077
Operating expenses	47,047	46,167	134,997	135,512
Income from operations	18,867	76,276	31,262	108,894
Interest income	267	200	629	651
Interest expense	—	(1,455)	(1)	(5,807)
Income from operations before income taxes	19,134	75,021	31,890	103,738
Provision for income taxes	247	6,847	2,063	10,440
Net income	$18,887	$68,174	$29,827	$93,298

Net income per share:
Basic	$0.25	$0.92	$0.40	$1.26
Diluted	$0.25	$0.90	$0.39	$1.24

Weighted average shares outstanding:
Basic	75,231	74,067	75,083	73,811
Diluted	76,473	75,994	76,204	75,516

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Nine months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$18,887	$68,174	$29,827	$93,298
Other comprehensive income (loss):
Foreign currency translation adjustment	186	(408)	784	(39)
Unrecognized actuarial gain, Switzerland pension plan, net of tax	41	17	4	28
Total other comprehensive income (loss)	227	(391)	788	(11)
Comprehensive income	$19,114	$67,783	$30,615	$93,287
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended
	June 29, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,827	$93,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,302	12,650
Amortization of debt discount and debt issuance costs	—	5,174
Equity-based compensation and employee benefits	8,088	6,390
Adjustment for doubtful accounts	(111)	1,009
Adjustment for inventory valuation	(205)	2,568
Deferred taxes	190	(793)
Switzerland pension plan curtailment	—	(1,820)
Impairment of buildings and building improvements	—	206
Gain on disposal on building	(147)	—
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	42,728	(40,088)
Inventory	10,869	5,244
Prepaid expenses and other current assets	40	(1,398)
Accounts payable, accrued expenses and other current liabilities	(31,296)	40,349
Income taxes payable	(5,454)	2,117
Other, net	(651)	(258)
Net cash provided by continuing operations	68,180	124,648
Net cash used in discontinued operations	—	(1,469)
Net cash provided by operating activities	68,180	123,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,957)	(5,145)
Proceeds from sales of property, plant and equipment	5,310	—
Sales of investments classified as available-for-sale	—	6,364
Earnout payment related to prior acquisition	—	(14,848)
Net cash used in investing activities	(647)	(13,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(110,000)
Proceeds from exercise of common stock options	868	3,028
Net cash provided by(used in) financing activities	868	(106,972)
Effect of exchange rate changes on cash and cash equivalents	(152)	(69)
Changes in cash and cash equivalents	68,249	2,509
Cash and cash equivalents at beginning of period	440,244	378,188
Cash and cash equivalents at end of period	$508,493	$380,697

CASH PAID FOR:
Interest	$—	$633
Income taxes	$8,060	$7,878
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
The interim consolidated financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 29, 2012 and October 1, 2011, and the related Consolidated Statements of Operations, Cash Flows, and Changes in Shareholders' Equity for each of the years in the three-year period ended September 29, 2012. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. Fiscal 2013 quarters end on December 29, 2012, March 30, 2013, June 29, 2013 and September 28, 2013. Fiscal 2012 quarters ended on December 31, 2011, March 31, 2012, June 30, 2012 and September 29, 2012. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.
Nature of Business
The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company's operating results depend upon the capital and operating expenditures of semiconductor manufacturers and outsourced semiconductor assembly and test providers (“OSATs”) worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which have a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools, including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company's operating results. The Company believes such volatility will continue to characterize the industry and the Company's operations in the future.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of June 29, 2013 and September 29, 2012 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and expendable tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been significant; however, the Company closely monitors its customers' financial strength to reduce the risk of loss.
The Company's products are complex and require raw materials, components and subassemblies having a high degree of reliability, accuracy and performance. The Company relies on subcontractors to manufacture many of these components and subassemblies and it relies on sole source suppliers for some important components and raw material inventory.
The Company's international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in China, Taiwan, Japan and Germany. The Company's U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
Foreign Currency Translation
The majority of the Company's business is transacted in U.S. dollars; however, the functional currencies of some of the Company's subsidiaries are their local currencies. In accordance with ASC No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income, but are accumulated in the cumulative translation adjustment account as a separate component of shareholders' equity (accumulated other comprehensive income (loss)). Under ASC 830, cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of June 29, 2013 and September 29, 2012, fair value approximated the cost basis for cash equivalents.
Investments
Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity,” in accordance with ASC No. 320, Investments-Debt & Equity Securities, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management's intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders' equity (accumulated other comprehensive income (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months future consumption for equipment, 24 months consumption for all spare parts, and 12 months consumption for expendable tools. Forecasted demand is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. The Company communicates forecasts of its future demand to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future demand, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
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
Valuation of Long-Lived Assets
In accordance with ASC No. 360, Property, Plant & Equipment ("ASC 360"), the Company's property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written-down to fair value based on either discounted cash flows or appraised values. ASC 360 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable to the extent it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity's own assumptions about its use of the asset or asset group and must factor in all available evidence.
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
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded in 2009 for the acquisition of Orthodyne Electronics Corporation ("Orthodyne"), which added wedge bonder products to the Equipment business.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of business outlook process. On an on-going basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three and nine months ended June 29, 2013, no triggering events occurred.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
Equity-Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC No. 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of the equity-based compensation in net income. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and performance-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. The fair value of the Company's stock option awards are estimated using a Black-Scholes option valuation model. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of ASC 718.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
In accordance with ASC No. 260.10.55, Earnings per Share - Implementation & Guidance, the Company treats all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.
Prior Period Adjustment
During the three months ended December 29, 2012, the Company identified a prior period adjustment of $1.1 million relating to the recognition of government grants that resulted in increased R&D expenses and a reduction of grants receivable. This error was corrected during the quarter ended December 29, 2012 and management deemed that the adjustment was not material to the previous fiscal year ended September 29, 2012 or the expected full year results of the current fiscal year ending September 28, 2013. This amount impacted the nine month period ended June 29, 2013.
Recent Accounting Pronouncements
There were no new accounting pronouncements during the three months ended June 29, 2013.
NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of June 29, 2013 and September 29, 2012:

	As of
(in thousands)	June 29, 2013	September 29, 2012
Inventories, net:
Raw materials and supplies	$29,703	$26,660
Work in process	16,646	23,352
Finished goods	18,241	27,599
	64,590	77,611
Inventory reserves	(16,503)	(18,617)
	$48,087	$58,994
Property, plant and equipment, net:
Land	$—	$2,086
Buildings and building improvements	—	4,830
Leasehold improvements	16,286	16,005
Data processing equipment and software	24,096	23,819
Machinery, equipment, furniture and fixtures	41,410	40,580
Construction in progress (1)	14,078	3,219
	95,870	90,539
Accumulated depreciation	(62,989)	(62,098)
	$32,881	$28,441
Accrued expenses and other current liabilities:
Wages and benefits	$17,053	$18,734
Accrued customer obligations (2)	8,077	22,984
Accrued other (1)	14,078	3,219
Commissions and professional fees (3)	2,241	2,776
Severance	1,719	2,840
Other	5,341	7,393
	$48,509	$57,946

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

(1)
Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company is considered the owner of the building during the construction phase for the Agreement to Develop and Lease (the “ADL”) facility being developed by Mapletree Industrial Trust (the “Landlord”) in Singapore, see Note 9 below. The estimated construction costs incurred to date in relation to the relevant proportion of the Company's lease is recognized on the Consolidated Balance Sheet as at June 29, 2013 and September 29, 2012. Applicable ground lease expense was accrued of $0.4 million.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

(3)
In connection with the September 2010 retirement of the Company's former Chief Executive Officer (“CEO”), balances as of June 29, 2013 and September 29, 2012 include $0.1 million and $0.3 million, respectively, related to his three-year consulting arrangement.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2012 and concluded that no impairment charge was required. The Company also tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. No triggering event has occurred during the three and nine months ended June 29, 2013.
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
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of June 29, 2013 and September 29, 2012:

	As of		Average estimated
(dollar amounts in thousands)	June 29, 2013	September 29, 2012	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(22,530)	(18,973)
Net wedge bonder developed technology	10,670	14,227

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(18,335)	(15,440)
Net wedge bonder customer relationships	965	3,860

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(2,731)	(2,300)
Net wedge bonder trade name	1,869	2,300

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	—	—
Net intangible assets	$13,504	$20,387

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of June 29, 2013:

As of
(in thousands)	June 29, 2013
Remaining fiscal 2013	$2,295
Fiscal 2014	5,318
Fiscal 2015	5,318
Fiscal 2016	573
Total amortization expense	$13,504

NOTE 4: DEBT AND OTHER OBLIGATIONS
Bank Guarantee
On May 9, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, obtained a bank guarantee (“Bank Guarantee”) from DBS Bank Ltd. in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to the Landlord in lieu of a cash deposit in connection with building and leasing of a new facility in Singapore. (See Note 9)
On May 9, 2013, the Bank Guarantee expired and Pte replaced the Bank Guarantee with a cash deposit of an equivalent amount which is included in the Consolidated Balance Sheet as part of prepaid expenses and other current assets.
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
For the three months and nine months ended June 30, 2012, $0.1 million and $0.4 million of amortization expense was incurred, respectively, relating to the Notes. There was no amortization expense for the nine months ended June 29, 2013.
The Company adopted ASC 470.20, Debt, Debt with Conversion Options, which requires that issuers of convertible debt that may be settled in cash upon conversion record the liability and equity components of the convertible debt separately. The liability component of the Company's Notes was classified as debt and the equity component of the Notes was classified as common stock on the Company's Consolidated Balance Sheets.

NOTE 5: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plan
The Company has a 401(k) retirement income plan (the “Plan”) for its employees. Historically, the Company's matching contributions to the Plan were made in the form of issued and contributed shares of Company common stock; however, beginning January 2, 2011, matching contributions to the Plan are made in cash instead of stock. The Plan allows for employee contributions and matching Company contributions up to 4% or 6% of the employee's contributed amount based upon years of service.
The following table reflects the Company’s matching contributions to the Plan during the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended		Nine months ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cash	$323	$382	$1,082	$1,314

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of June 29, 2013 and September 29, 2012:

	As of
(in thousands)	June 29, 2013	September 29, 2012
Gain from foreign currency translation adjustments	$3,780	$2,996
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(227)	(227)
Switzerland pension plan curtailment	(384)	(388)
Accumulated other comprehensive income	$3,169	$2,381
Equity-Based Compensation
As of June 29, 2013, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of June 29, 2013, the Company’s one active plan, the 2009 Equity Plan, had 4.5 million shares of common stock available for grant to its employees and directors.

•
Market-based restricted stock entitles the employee to receive common shares of the Company on the award vesting date, if market performance objectives which measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company's stock as compared to specific peer companies that comprise the Philadelphia Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the market-based restricted stock are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether or not the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended June 29, 2013 and June 30, 2012 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects restricted stock and common stock granted during the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended		Nine months ended
(shares in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Market-based restricted stock	—	—	343	437
Time-based restricted stock	42	—	581	689
Performance-based restricted stock	—	—	57	—
Common stock	19	14	56	58
Equity-based compensation in shares	61	14	1,037	1,184
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended		Nine months ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$53	$44	$275	$226
Selling, general and administrative	2,125	1,583	6,375	5,027
Research and development	418	450	1,438	1,316
Total equity-based compensation expense	$2,596	$2,077	$8,088	$6,569
The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended		Nine months ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Market-based restricted stock	$1,042	$673	$3,175	$2,202
Time-based restricted stock	1,303	1,214	4,171	3,526
Performance-based restricted stock	33	—	75	269
Stock options	8	10	37	32
Common stock	210	180	630	540
Total equity-based compensation expense	$2,596	$2,077	$8,088	$6,569
Pension Plan
In accordance with regulations in Switzerland, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. During fiscal 2012, the Company announced the intention to reduce its Switzerland workforce by approximately 41 employees, which triggered a curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation - Retirement Benefits, Defined Benefit Plans. As a result, the Company recognized a pretax curtailment and settlement gain of $1.8 million during the first quarter of fiscal 2012.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended
(in thousands, except per share)	June 29, 2013		June 30, 2012
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$18,887	$18,887	$68,174	$68,174
Less: income applicable to participating securities	—	—	—	—
Net income applicable to common shareholders	$18,887	$18,887	$68,174	$68,174
DENOMINATOR:
Weighted average shares outstanding - Basic	75,231	75,231	74,067	74,067
Stock options		108		144
Time-based restricted stock		535		740
Market-based restricted stock		599		1,043
Weighted average shares outstanding - Diluted (1)		76,473		75,994
EPS:
Net income per share - Basic	$0.25	$0.25	$0.92	$0.92
Effect of dilutive shares		—		$(0.02)
Net income per share - Diluted		$0.25		$0.90

(1)	There were no potentially dilutive shares excluded for the three months ended June 30, 2012 and June 29, 2013, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Nine months ended
(in thousands, except per share)	June 29, 2013		June 30, 2012
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$29,827	$29,827	$93,298	$93,298
Less: income applicable to participating securities	—	—	(7)	(7)
Net income applicable to common shareholders	$29,827	$29,827	$93,291	$93,291
DENOMINATOR:
Weighted average shares outstanding - Basic	75,083	75,083	73,811	73,811
Stock options		111		152
Time-based restricted stock		499		611
Market-based restricted stock		511		942
Weighted average shares outstanding - Diluted (1)		76,204		75,516
EPS:
Net income per share - Basic	$0.40	$0.40	$1.26	$1.26
Effect of dilutive shares		(0.01)		(0.02)
Net income per share - Diluted		$0.39		$1.24

(1)
For the nine months ended June 30, 2012, 0.1 million potentially dilutive shares related to out of the money stock options were excluded from EPS. There were no potentially dilutive shares excluded for the nine months ended June 29, 2013.

NOTE 7: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the nine months ended June 29, 2013 and June 30, 2012:

	Nine months ended
(dollar amounts in thousands)	June 29, 2013	June 30, 2012
Income from operations before income taxes	$31,890	$103,738
Provision for income taxes	2,063	10,440
Net income	$29,827	$93,298

Effective tax rate	6.5%	10.1%

For the nine months ended June 29, 2013 and June 30, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the release of a prior year reserve and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, other U.S. current and deferred taxes and additional domestic and foreign expenses or benefits related to returns filed in the current period.
For the nine months ended June 29, 2013, the Company recognized a benefit of $1.7 million related to the reversal of a reserve for uncertain tax positions based on administrative practices in a foreign jurisdiction and recognized income tax expense of $0.9 million due to a change in estimate upon filing tax returns in a foreign jurisdiction.
The effective tax rate for the period ended June 29, 2013 of 6.5% decreased from the effective rate for the fiscal period ended September 29, 2012 of 7.8% primarily due to a shift in foreign earnings to tax jurisdictions with lower effective tax rates and certain changes in estimate that were recorded upon filing tax returns in foreign jurisdictions, offset by the recording of a valuation allowance against certain deferred tax assets in foreign jurisdictions.
The Company's future effective tax rate would be affected if earnings were lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. The Company regularly assesses the effects resulting from these factors to determine the adequacy of its provision for income taxes.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
The following table reflects operating information by segment for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended		Nine months ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenue:
Equipment	$125,103	$237,095	$316,088	$474,297
Expendable Tools	16,078	18,430	45,242	47,560
Net revenue	141,181	255,525	361,330	521,857
Cost of sales :
Equipment	67,632	125,892	175,204	257,731
Expendable Tools	7,635	7,190	19,867	19,720
Cost of sales	75,267	133,082	195,071	277,451
Gross profit :
Equipment	57,471	111,203	140,884	216,566
Expendable Tools	8,443	11,240	25,375	27,840
Gross profit	65,914	122,443	166,259	244,406
Operating expenses:
Equipment	40,997	40,351	118,237	117,821
Expendable Tools	6,050	5,816	16,760	17,691
Operating expenses	47,047	46,167	134,997	135,512
Income from operations:
Equipment	16,474	70,852	22,647	98,745
Expendable Tools	2,393	5,424	8,615	10,149
Income from operations	$18,867	$76,276	$31,262	$108,894

The following table reflects assets by segment as of June 29, 2013 and September 29, 2012:

	As of
(in thousands)	June 29, 2013	September 29, 2012
Segment assets:
Equipment	$728,602	$746,636
Expendable Tools	97,946	68,973
Total assets	$826,548	$815,609

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following tables reflect capital expenditures for the nine months ended June 29, 2013 and June 30, 2012, and depreciation expense for the three and nine months ended June 29, 2013 and June 30, 2012:

	Nine months ended
(in thousands)	June 29, 2013	June 30, 2012
Capital expenditures:
Equipment	$4,425	$3,983
Expendable Tools	1,532	1,162
Capital expenditures	$5,957	$5,145

	Three months ended		Nine months ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Depreciation expense
Equipment	$1,898	$1,297	$5,599	$4,032
Expendable Tools	606	579	1,820	1,734
Depreciation expense	$2,504	$1,876	$7,419	$5,766

NOTE 9: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Agreement to Develop and Lease
On May 7, 2012, Pte entered into the ADL and a Lease Agreement with DBS Trustee Limited as trustee of the Landlord. Pursuant to the ADL, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte agreed to lease from the Landlord 198,134 square feet (the “Initial Premises”) representing approximately 69% of the Building. The Building is expected to be completed and ready for occupancy in the first quarter of fiscal 2014. Subject to approval from the relevant authorities, the Building will bear a name to be chosen by Pte.
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs.
The following table reflects the reserve for product warranty activity for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended		Nine months ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Reserve for product warranty, beginning of period	$1,163	$1,363	$2,412	$2,245
Provision for product warranty	379	1,514	443	2,366
Product warranty costs paid	(468)	(818)	(1,781)	(2,552)
Reserve for product warranty, end of period	$1,074	$2,059	$1,074	$2,059

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of June 29, 2013:

		Payments due by fiscal year
(in thousands)	Total	2013	2014	2015	2016	thereafter
Inventory purchase obligation (1)	$107,654	$107,654	$—	$—	$—	$—
Operating lease obligations (2)	31,448	1,751	2,868	2,972	2,622	21,235
Total	$139,102	$109,405	$2,868	$2,972	$2,622	$21,235

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company is considered the owner of the Building during the construction phase of the ADL.  As of June 29, 2013, the Company has recorded a financing obligation of $14.1 million related to the Building and is expected to record an additional $14.4 million over the construction term, which is expected to be completed in the next twelve months. This financing obligation is not reflected in the table above.
Under the lease agreement contemplated by the ADL, (the “Lease Agreement”), the term for the rental of the Initial Premises is expected to be 10 years, (the “Initial Term”). Pte will have the option to renew for two additional ten-year terms. The combined annual rent and service charge for the Initial Term will range between approximately $4.0 to $5.0 million Singapore dollars. Subject to renting a minimum amount of space, Pte will have a right of first refusal for all space that becomes available in the Building, and the Landlord has agreed to make available a certain amount of additional space for rental at Pte's option which may be exercised at certain points during the second half of the Initial Term. Subject to renting a minimum amount of space for a certain period, Pte will have partial surrender rights. In addition, Pte will have termination rights after renting the Initial Premises for a certain period of time. The Lease Agreement is not in effect as of the date of this report and is not reflected in the above table.
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for the nine months ended June 29, 2013 and June 30, 2012:

	Nine months ended
	June 29, 2013	June 30, 2012
Advanced Semiconductor Engineering	*	23.1%
Siliconware Precision Industries Co. Limited	11.1%	11.8%
STATS ChipPAC Ltd	10.5%	*
 * Represents less than 10% of net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of June 29, 2013 and June 30, 2012:

	As of
	June 29, 2013	June 30, 2012
STATS ChipPAC Ltd	19.0%	*
Haoseng Industrial Co., Ltd	15.0%	*
Siliconware Precision Industries Co. Limited	13.0%	20.4%
Advanced Semiconductor Engineering	*	12.7%
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
OVERVIEW
Kulicke and Soffa Industries, Inc. designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
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
Business Environment
The semiconductor business environment is highly volatile, driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending - the so called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally, this results in subsequent reductions in the December quarter. This annual seasonality can occasionally be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.
Our Equipment segment is primarily affected by the industry's internal cyclical and seasonal dynamics in addition to broader macroeconomic factors which positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as this mix can affect our products' average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
Our Expendable Tools segment is less volatile than our Equipment segment. Expendable Tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. Our visibility into future demand is generally limited and forecasting is difficult and we may experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. In fiscal 2012, we fully repaid our 0.875% Convertible Subordinated Notes (the “Notes”) with cash in the principal amount of $110.0 million at maturity. As of June 29, 2013, our total cash, cash equivalents and investments was $508.5 million, a $68.2 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and improve our production capability throughout the semiconductor cycle.
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
In addition to gold and aluminum wire, our leadership in the industry's use of copper wire for the bonding process is an example of the benefits of our collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. During fiscal 2010, many of our customers began converting their bonding wire from gold to copper wire, and we believe the conversion was accelerated by fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a majority portion of our wire bonder sales are copper capable bonders. We expect this conversion process to continue throughout the industry for the next several years. This could potentially drive a significant wire bonder replacement cycle, as we believe much of the industries' installed base is not currently suitable for copper bonding. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the total available market for copper configured wire bonders is likely to continue demonstrating solid growth.
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

Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In March 2013, we launched a new line of high performance wedge bonder products, PowerFusionPS. The advanced interconnect capabilities of PowerFusionPS improves the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We intend to initiate design of our next power module wedge bonder. In both cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and may become business opportunities in the future.
Another example of our developing equipment for high-growth niche markets is our ATPremier Plus. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. We also expanded the use of ATPremier Plus for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors.
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
We bring the same technology focus to our expendable tools business, driving tool design and manufacturing technology to optimize the performance and process capability of the equipment in which our tools are used. For all our equipment products, expendable tools are an integral part of their process capability. We believe our unique ability to simultaneously develop both equipment and tools is a core strength supporting our products' technological differentiation.
Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and nine months ended June 29, 2013 and June 30, 2012, respectively:

	Three months ended
	June 29, 2013		June 30, 2012
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$125,103	88.6%	$237,095	92.8%
Expendable Tools	16,078	11.4%	18,430	7.2%
	$141,181	100.0%	$255,525	100.0%

	Nine months ended
	June 29, 2013		June 30, 2012
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$316,088	87.5%	$474,297	90.9%
Expendable Tools	45,242	12.5%	47,560	9.1%
	$361,330	100.0%	$521,857	100.0%

Equipment Segment
We manufacture and sell a line of ball bonders, heavy wire wedge bonders and wafer level bonders that are sold to semiconductor device manufacturers, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Heavy wire wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. Wafer level bonders mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and as a result, a lower cost of ownership.

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

(1) Power Series (“PS”)

Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series - a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnXPS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In November 2010 and January 2011, we introduced the IConnPS ProCu, IConnPS ProCu LA, respectively, which offer a significant new level of capability for customers transitioning from gold to copper wire bonding. In March 2012, we introduced ConnXPS Plus next-generation cost-performance ball bonders.

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
In March 2013, we introduced PowerFusionPS, which is driven by new powerful direct-drive motion systems and expanded pattern recognition capabilities. The advanced interconnect capabilities of PowerFusionPS improves the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability and superior indexing accuracy and teach mode.
Other Equipment Products and Services
We also sell manual wire bonders, and we offer spare parts, equipment repair, training services, and upgrades for our equipment through our Support Services business unit. In September 2012, we introduced a next-generation manual wire bonder series for use with gold, copper or aluminum wire.
In March 2013, we introduced K&S Care, a new professional service, designed to help customers operate their machines at an optimum level under the care our trained specialists. K&S Care has a range of programs, offering different levels of service depending on customer needs.

Expendable Tools Segment
We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•
Capillaries:  expendable tools used in ball bonders. Made of ceramic and other elements, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors' equipment. In addition to capillaries used for gold wire bonding, we have developed capillaries for use with copper wire to achieve optimal performance in copper wire bonding.

•
Bonding wedges:  expendable tools used in heavy wire wedge bonders. Like capillaries, their specific features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors' equipment.

•
Saw blades:  expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been moulded in a matrix configuration into individual units.

In March 2013, we introduced the Optoceramic and OptoPCB package singulation blades for the LED market. The blades enable an improvement on package singulation quality, precision and productivity by providing a significantly longer life blade, and improved stability.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended
(dollar amounts in thousands)	June 29, 2013	June 30, 2012	$ Change	% Change
Net revenue	$141,181	$255,525	$(114,344)	(44.7)%
Cost of sales	75,267	133,082	(57,815)	(43.4)%
Gross profit	65,914	122,443	(56,529)	(46.2)%
Selling, general and administrative	31,264	30,149	1,115	3.7%
Research and development	15,783	16,018	(235)	(1.5)%
Operating expenses	47,047	46,167	880	1.9%
Income from operations	$18,867	$76,276	$(57,409)	(75.3)%

	Nine months ended
(dollar amounts in thousands)	June 29, 2013	June 30, 2012	$ Change	% Change
Net revenue	$361,330	$521,857	$(160,527)	(30.8)%
Cost of sales	195,071	277,451	(82,380)	(29.7)%
Gross profit	166,259	244,406	(78,147)	(32.0)%
Selling, general and administrative	88,754	89,435	(681)	(0.8)%
Research and development	46,243	46,077	166	0.4%
Operating expenses	134,997	135,512	(515)	(0.4)%
Income from operations	$31,262	$108,894	$(77,632)	(71.3)%
Net Revenue
Approximately 98.5% and 98.2% of our net revenue for the three months ended June 29, 2013 and June 30, 2012, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 97.2% and 98.0% of our net revenue for the nine months ended June 29, 2013 and June 30, 2012, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.

The following tables reflect net revenue by business segment for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended
(dollar amounts in thousands)	June 29, 2013	June 30, 2012	$ Change	% Change
Equipment	$125,103	$237,095	$(111,992)	(47.2)%
Expendable Tools	16,078	18,430	(2,352)	(12.8)%
Total net revenue	$141,181	$255,525	$(114,344)	(44.7)%

	Nine months ended
(dollar amounts in thousands)	June 29, 2013	June 30, 2012	$ Change	% Change
Equipment	$316,088	$474,297	$(158,209)	(33.4)%
Expendable Tools	45,242	47,560	(2,318)	(4.9)%
Total net revenue	$361,330	$521,857	$(160,527)	(30.8)%
Equipment
The following table reflects the components of Equipment net revenue change between the three and nine months ended June 29, 2013 and June 30, 2012:

	June 29, 2013 vs. June 30, 2012
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$(2,020)	$(109,972)	$(111,992)	$(7,605)	$(150,604)	$(158,209)
For the three and nine months ended June 29, 2013, the lower equipment net revenue as compared to the prior year period was primarily due to the lower volume from our ball bonders and heavy wire wedge bonders. The volume reduction in ball bonders and heavy wire wedge bonders was mainly attributable to the overall conservativeness in the market due to uncertainties around technology migration and the weakness in the discrete market. In addition to volume, pricing on our ball bonders was lower due to customer and product mix change.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three and nine months ended June 29, 2013 and June 30, 2012:

	June 29, 2013 vs. June 30, 2012
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$(9)	$(2,343)	$(2,352)	$322	$(2,640)	$(2,318)

For the three and nine months ended June 29, 2013, the Expendable Tools net revenue decreased 12.8% and 4.9%, respectively, as compared to the prior year period was primarily due to the volume decrease in both our wire bonding tools business and wedge bonder tools businesses as a result of the overall conservativeness in the market due to uncertainties around technology migration and the weakness in the discrete market.
Gross Profit
The following tables reflect gross profit by business segment for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended
(dollar amounts in thousands)	June 29, 2013	June 30, 2012	$ Change	% Change
Equipment	$57,471	$111,203	$(53,732)	(48.3)%
Expendable Tools	8,443	11,240	(2,797)	(24.9)%
Total gross profit	$65,914	$122,443	$(56,529)	(46.2)%

	Nine months ended
(dollar amounts in thousands)	June 29, 2013	June 30, 2012	$ Change	% Change
Equipment	$140,884	$216,566	$(75,682)	(34.9)%
Expendable Tools	25,375	27,840	(2,465)	(8.9)%
Total gross profit	$166,259	$244,406	$(78,147)	(32.0)%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended		Basis Point
	June 29, 2013	June 30, 2012	Change
Equipment	45.9%	46.9%	(100)
Expendable Tools	52.5%	61.0%	(850)
Total gross margin	46.7%	47.9%	(120)

	Nine months ended		Basis Point
	June 29, 2013	June 30, 2012	Change
Equipment	44.6%	45.7%	(110)
Expendable Tools	56.1%	58.5%	(240)
Total gross margin	46.0%	46.8%	(80)
Equipment
The following table reflects the components of Equipment gross profit change between the three and nine months ended June 29, 2013 and June 30, 2012:

	June 29, 2013 vs. June 30, 2012
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$(2,019)	$3,454	$(55,167)	$(53,732)	$(7,606)	$5,957	$(74,033)	$(75,682)
For the three and nine months ended June 29, 2013, the lower Equipment gross profit as compared to the prior year period was primarily due to the lower volume from our ball bonders and heavy wire wedge bonders. The volume reduction in ball bonders and heavy wire wedge bonders was mainly attributable to the overall conservativeness in the market due to uncertainties around technology migration and the weakness in the discrete market. In addition to volume, pricing on our ball bonders was lower due to customer and product mix change.
For the nine months ended June 29, 2013, the lower volume and less favorable pricing were partially offset by lower costs for our die bonders and heavy wire wedge bonders. The manufacturing costs were lower due to the continued consolidation of our production facilities and die bonder costs were lower due to sales of certain die bonders that were partially reserved, which resulted in lower costs of goods sold.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three and nine months ended June 29, 2013 and June 30, 2012:

	June 29, 2013 vs. June 30, 2012
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$(10)	$(537)	$(2,250)	$(2,797)	$322	$(319)	$(2,468)	$(2,465)
For the three and nine months ended June 29, 2013, Expendable Tools gross profit decreased 24.9% and 8.9%, respectively, as compared to the prior year period primarily due to lower volume in both our wire bonding tools business and wedge bonder tools business. The lower volume resulted in increased manufacturing costs due to lower absorption of the fixed manufacturing costs.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended		Basis point
	June 29, 2013	June 30, 2012	change
Selling, general & administrative	22.1%	11.8%	1,030
Research & development	11.2%	6.3%	490
Total	33.3%	18.1%	1,520

	Nine months ended		Basis point
	June 29, 2013	June 30, 2012	change
Selling, general & administrative	24.6%	17.1%	750
Research & development	12.8%	8.8%	400
Total	37.4%	25.9%	1,150
Selling, General and Administrative (“SG&A”)
SG&A increased $1.1 million during the three months ended June 29, 2013 as compared to the three months ended June 30, 2012. In the three months ending June 30, 2012, we released a reserve of $1.5 million for doubtful accounts due to subsequent customer collections. In the third quarter of fiscal 2013, depreciation and amortization expenses were higher by $0.5 million relating to equipment sent to customers for demonstration and evaluation. We also made a provision of $0.4 million for the ground lease expense relating to the Agreement to Develop and Lease (the "ADL"). This was partially offset by lower sales commissions and incentives of $1.4 million due to lower net revenue for the current fiscal quarter.
SG&A decreased $0.7 million during the nine months ended June 29, 2013 as compared to the nine months ended June 30, 2012 in which we recorded a gain of $1.8 million relating to the curtailment of our Swiss pension plan and we released a reserve of $0.9 million for doubtful accounts due to subsequent customer collections. In the nine months ended June 29, 2013, sales commissions and incentives decreased by $6.1 million driven by lower net revenue for the current fiscal period and a favorable variance of $1.1 million for severance expenses relating to the our continued consolidation of our operations. Offsetting this was an unfavorable variance of $2.9 million in foreign exchange rates due to the strengthening of the U.S. dollar against foreign currencies and $1.0 million higher depreciation and amortization expense mainly related to equipment sent to customers for demonstration and evaluation.
Research and Development (“R&D”)
R&D expense decreased $0.2 million for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012 mainly due to $0.6 million lower staff costs as a result of the consolidation and reduction of headcount to further streamline our R&D technology centers partially offset by $0.4 million higher project based prototype material costs for development of new products and other R&D related activities.
R&D expense increased $0.2 million for the nine months ended June 29, 2013 as compared to the nine months ended June 30, 2012 mainly due to higher project based prototype material costs for new products development of $0.6 million. This was offset by $0.4 million reduction in staff costs as a result of the reduction of headcount in our Swiss operation.
Income from Operations
For the three months and nine months ended June 29, 2013, total income from operations was lower by $57.4 million and $77.6 million, respectively. This was primarily due to lower revenue and margin for equipment sales as explained above.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended June 29, 2013 and June 30, 2012:

	Three months ended
(dollar amounts in thousands)	June 29, 2013	June 30, 2012	$ Change	% Change
Interest income	$267	$200	$67	33.5%
Interest expense: cash	$—	$(149)	$149	(100.0)%
Interest expense: non-cash	$—	$(1,306)	$1,306	(100.0)%

	Nine months ended
(dollar amounts in thousands)	June 29, 2013	June 30, 2012	$ Change	% Change
Interest income	$629	$651	$(22)	(3.4)%
Interest expense: cash	$—	$(633)	$633	(100.0)%
Interest expense: non-cash	$—	$(5,174)	$5,174	(100.0)%

Non-cash interest expense for the three and nine months ended June 30, 2012 was attributable to the amortization of the debt discount relating to the Notes which matured on June 1, 2012. We repaid the entire principal balances of the Notes in cash in fiscal 2012. See Note 4 of Item 1 for additional details.
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the nine months ended June 29, 2013 and June 30, 2012:

	Nine months ended
(in thousands)	June 29, 2013	June 30, 2012
Income from operations before income taxes	$31,890	$103,738
Provision for income taxes	2,063	10,440
Net income	$29,827	$93,298
Effective tax rate	6.5%	10.1%

For the nine months ended June 29, 2013 and June 30, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the release of a prior year reserve and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, other U.S. current and deferred taxes and additional domestic and foreign expenses or benefits related to returns filed in the current period.
For the nine months ended June 29, 2013, we recognized a benefit of $1.7 million related to the reversal of a reserve for uncertain tax positions based on administrative practices in a foreign jurisdiction and recognized income tax expense of $0.9 million due to a change in estimate upon filing tax returns in a foreign jurisdiction.
The effective tax rate for the nine months ended June 29, 2013 of 6.5% decreased from the effective rate for the fiscal period ended September 29, 2012 of 7.8% primarily due to a shift in foreign earnings to tax jurisdictions with lower effective tax rates and certain changes in estimate that were recorded upon filing tax returns in foreign jurisdictions, offset by the recording of a valuation allowance against certain deferred tax assets in foreign jurisdictions.
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

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of June 29, 2013 and September 29, 2012:

	As of
(dollar amounts in thousands)	June 29, 2013	September 29, 2012	Change
Cash and cash equivalents	$508,493	$440,244	$68,249
Percentage of total assets	61.5%	54.0%
The following table reflects summary Consolidated Statement of Cash Flow information for the nine months ended June 29, 2013 and June 30, 2012:

	Nine months ended
(in thousands)	June 29, 2013	June 30, 2012
Net cash provided by continuing operations	$68,180	$124,648
Net cash used in discontinued operations	—	(1,469)
Net cash provided by operating activities	$68,180	$123,179
Net cash used in investing activities	(647)	(13,629)
Net cash (used in) provided by financing activities	868	(106,972)
Effect of exchange rate changes on cash and cash equivalents	(152)	(69)
Changes in cash and cash equivalents	$68,249	$2,509
Cash and cash equivalents, beginning of period	440,244	378,188
Cash and cash equivalents, end of period	$508,493	$380,697
Nine months ended June 29, 2013
Continuing Operations
Net cash provided by operating activities was primarily the result of working capital changes, which provided $68.2 million driven by decreases in accounts receivables of $42.7 million due to cash collections in line with higher sales in the fourth quarter of fiscal 2012 due to variations in the timing of our customer orders within the seasonal cycle who tend to add or replace equipment capacity by the end of the September quarter, a reduction in inventories of $10.8 million partially offset by a decrease in accounts payable and accrued expenses of $31.3 million due to lower purchases and global shutdown in the first nine months of fiscal 2013 and decreases in income tax payable of $5.5 million. In addition, net income of $29.8 million plus non-cash adjustments of $22.1 million contributed to net cash provided by operating activities.
Net cash used by investing activities was primarily due to capital expenditure of $6.0 million offset by the disposal of a building of $5.3 million.
Net cash provided by financing activities relate to proceed from the exercise of stock options.
Nine months ended June 30, 2012
Continuing Operations
Net cash provided by operating activities was primarily the result of net income of $93.3 million plus non-cash adjustments of $25.4 million. In addition, working capital changes provided $6.0 million driven by decrease in inventories and increases in accounts payable, accrued expenses and other current liabilities and income taxes, which were partially offset by increases in accounts receivable.
Net cash used in investing activities of $13.6 million was due to one-time payment of $14.8 million related to our Earnout Agreement with Orthodyne Electronics Corporation in connection with its acquisition in October 2008 and capital expenditures of $5.1 million. This was partially offset by sale of short term investments of $6.4 million.
Net cash used in financing activities was a result of the repayment of our 0.875% Convertible Subordinate Notes of $110.0 million in June 2012 partially offset by proceeds from stock option exercises.
Discontinued Operations
Net cash used in operating activities was related to facility payments for our former Test business.

Fiscal 2013 Liquidity and Capital Resource Outlook
We expect our fiscal 2013 capital expenditures to be between $19.0 to $20.0 million, of which approximately $9.0 million is expected to relate to leasehold improvements for our Singapore facility under the ADL. Expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.
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
Other Obligations and Contingent Payments
Agreement to Develop and Lease
On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary Pte entered into the ADL with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte expects to lease from the Landlord 198,134 square feet (the “Initial Premises”) representing approximately 69% of the Building. The Building is estimated to be completed and ready for occupancy in the second half of 2013. Subject to approval from the relevant authorities, the Building will bear a name to be chosen by Pte.
The facility is in the process of being constructed. In accordance with ASC No. 840, Leases, we are considered to be the owner of the building during the construction phase due to our involvement in the asset construction. The estimated construction costs incurred to date in relation to the relevant proportion of our lease are recognized on the Consolidated Balance Sheet as of June 29, 2013. Applicable ground lease expense was accrued. See Note 9 of Item 1 for additional details.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 29, 2013 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.

The following table reflects obligations and contingent payments under various arrangements as of June 29, 2013:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$4,056	$—	$—	$—	$4,056
Severance (1)	4,241	1,719	725	—	1,797
Obligations related to Chief Executive Officer transition (2)	59	59	—	—	—
Operating lease retirement obligations	2,356	1,196	314	429	417
Long-term income taxes payable	182	—	—	—	182
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,894	$2,974	$1,039	$429	$6,452
Contractual Obligations:
Inventory purchase obligations (3)	$101,114	$101,114	$—	$—	$—
Operating lease obligations (4)	31,448	3,654	5,951	4,704	17,139
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$132,562	$104,768	$5,951	$4,704	$17,139

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	In connection with the September 2010 retirement of our former Chief Executive Officer, we entered into a three year consulting arrangement with him.

(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(4)
We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Under the ADL, Pte expects to enter into a lease agreement (the “Lease Agreement”) with the Landlord. The term for the rental of the Initial Premises is expected to be 10 years, (the “Initial Term”). Pte will have the option to renew for two additional ten-year terms. The combined annual rent and service charge for the Initial Term will range between approximately $4.0 to $5.0 million Singapore dollars. Subject to renting a minimum amount of space, Pte will have a right of first refusal for all space that becomes available in the Building, and the Landlord has agreed to make available a certain amount of additional space for rental at Pte's option which may be exercised at certain points during the second half of the Initial Term. Subject to renting a minimum amount of space for a certain period, Pte will have partial surrender rights. In addition, Pte will have termination rights after renting the Initial Premises for a certain period of time. The Lease Agreement is not in effect as of the date of this report and is not reflected in the above table.
We are considered the owner of the building during the construction phase of the ADL. As of June 29, 2013, we recorded a financing obligation of $14.1 million relating to the building and we are expecting to record an additional $14.4 million over the construction term, which is expected to be completed in the next twelve months. The financing obligation is not reflected in the table above.
Off-Balance Sheet Arrangements
On May 9, 2012, Pte obtained a Bank Guarantee from DBS Bank Ltd. in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to the Landlord in lieu of a cash deposit in connection with the building and leasing of a new facility in Singapore as discussed above. On May 9, 2013, the Bank Guarantee expired and Pte replaced the Bank Guarantee with a cash deposit of an equivalent amount which is included in our Consolidated Balance Sheet as part of prepaid expenses and other current assets.
We currently do not have any other off-balance sheet arrangements, such as derivatives, contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of June 29, 2013, we had no available-for-sale investments.
Foreign Currency Risk
Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. Our international operations are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in China, Taiwan, Japan and Germany. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
Based on our foreign currency exposure as of June 29, 2013, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our board of directors has granted management with limited authority to enter into foreign exchange forward contracts and other instruments designed to minimize the short term impact currency fluctuations have on our business. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of June 29, 2013.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2013 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended June 29, 2013 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the third quarter of fiscal 2013, we upgraded our Enterprise Resource Planning system. There were no significant changes to the Company's internal controls over financial reporting and related processes.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: July 31, 2013	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.