Form 10-K
period 2013-09-28
KULICKE & SOFFA INDUSTRIES INC
filed 2013-11-14
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $869.1 million based on the closing sale price as reported on The NASDAQ Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
As of November 9, 2013 there were 75,969,839 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed on or about January 7, 2014 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2013 Annual Report on Form 10-K
September 28, 2013

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball, wedge and for expendable tools.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this Annual Report on Form 10-K for the fiscal year ended September 28, 2013 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
Item 1. BUSINESS
Kulicke and Soffa Industries, Inc. (the "Company" or "K&S") designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on cost structure through continuing improvements and optimization of our operations. Cost reduction efforts remain an important part of our normal ongoing operations and are expected to generate savings without compromising overall product quality and service levels.

K&S was incorporated in Pennsylvania in 1956. Our principal offices are located at 6 Serangoon North Avenue 5, #03-16, Singapore 554910 and our telephone number in the United States is (215) 784-7518. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor's own Internet access charges) on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC website at www.sec.gov and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

Our year end for each of fiscal 2013, 2012 and 2011 was September 28, 2013, September 29, 2012, and October 1, 2011, respectively.
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
Our Equipment segment is primarily affected by the industry's internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as this mix can affect our products' average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
Our Expendable Tools segment is less volatile than our Equipment segment. Expendable Tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. Our visibility into future demand is generally limited, forecasting is difficult, and we may experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. In fiscal 2012, we fully repaid our 0.875% Convertible Subordinated Notes (the “Notes”) with cash in the principal amount of $110.0 million at maturity. As of September 28, 2013, our total cash, cash equivalents and investments were $525.0 million, an $84.8 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in organic product development and non-organic opportunities.
Technology Leadership
We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire and wedge bonding processes. Our equipment is typically the most productive and has the highest levels of process capability, and as a result, has a lower cost of ownership compared to other equipment in its market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonders and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
In addition to gold, silver alloy wire and aluminum wire, our leadership in the industry's use of copper wire for the bonding process is an example of the benefits of our collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. During fiscal 2010, many of our customers began converting their bonding wire from gold to copper wire, and we believe the conversion was accelerated by fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a majority of our wire bonder sales are copper capable bonders. We expect this conversion process to continue throughout the industry for the next several years. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the demand for copper configured wire bonders is likely to remain robust.

Our leadership has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of bond pad pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our large bondable area (“LA”) configured machines. This LA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.
We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly, for general lighting in particular. We expect the next wave of growth in the LED market to be high brightness LED for general lighting. We also see an opportunity in wire bonding at wafer level using our ATPremier Plus.
Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In March 2013, we launched a new line of high performance wedge bonder products, PowerFusionPS. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We also intend to initiate design of our next power module wedge bonder. In both cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and may become business opportunities in the future.
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
Our technology leadership and bonding process know-how are enabling us to develop highly function-specific equipment with best-in-class throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We have established a development team to develop advanced packaging bonders for the emerging three-dimensional integrated circuit (“3DIC”) market. 3DIC saves space and reduces form factor by stacking separate chips in a single package. It also improves performance while reducing power consumption. Mobile devices such as smartphones and tablets are the main drivers of this market.
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
Products and Services
The Company operates two segments: Equipment and Expendable Tools. The following table reflects net revenue by business segment for fiscal 2013, 2012, and 2011:

	Fiscal
	2013		2012		2011
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	472,567	88.3%	$727,082	91.9%	$759,331	91.4%
Expendable Tools	62,371	11.7%	63,941	8.1%	71,070	8.6%
	$534,938	100.0%	$791,023	100.0%	$830,401	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu Plus	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu Plus LA	Large area substrate and matrix applications for copper wire

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS Plus	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS Plus LA	Cost performance large area substrate and matrix applications

	AT Premier Plus	Advanced wafer level bonding application

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

(1) Power Series (“PS”)

Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series - a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnXPS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In August 2013, we introduced our next generation IConnPS ProCu Plus and IConnPS ProCu Plus LA, which further improved wire bonding production capability for advanced wafer nodes at 28 nanometer and below.

•	Our Power Series products are setting new standards in wire bonding.

•
Our ball bonders are capable of bonding advanced devices with very fine pitch, creating complex loop shapes needed in the assembly of advanced semiconductor packages as well as bonding on the latest 28 nanometer silicon node.

•	Our installed base of gold wire ball bonders can also be retrofitted for copper wire applications with kits, which we sell separately.

•
Our AT Premier Plus machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

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
Our portfolio of wedge bonding products includes:

•	The 3600Plus: high speed, high accuracy wire bonders designed for power modules, automotive packages and other heavy wire multi-chip module applications.

•	The 3700Plus: wire bonders designed for hybrid and automotive modules using thin aluminum wire.

•	The 7200Plus: dual head wedge bonders designed specifically for power semiconductor applications.

•	The 7200HD: heavy wire wedge bonders designed for smaller power packages using either aluminum wire or ribbon.
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
In March 2013, we introduced K&S Care, a new professional service, designed to help customers operate their machines at an optimum level under the care our trained specialists. K&S Care includes a range of programs, offering different levels of service depending on customer needs.

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

•
Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been moulded in a matrix configuration into individual units.

In March 2013, we introduced the Optoceramic and OptoPCB package singulation blades for the LED market. The blades enable an improvement on package singulation quality, precision and productivity by providing a significantly longer life blade, and improved stability.
In August 2013, we introduced ACS Pro Capillary, which is a new generation of copper capillary for advanced copper wire bonding applications.
Customers
Our major customers include IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, operating expense budgets, and overall industry trends.
The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2013		Fiscal 2012		Fiscal 2011***
1	Siliconware Precision Industries, Ltd. *	1	Advance Semiconductor Engineering *	1	Advance Semiconductor Engineering *
2	Advance Semiconductor Engineering	2	Siliconware Precision Industries, Ltd. *	2	Siliconware Precision Industries, Ltd.
3	STATS ChipPAC Ltd	3	Haoseng Industrial Co., Ltd. **	3	STATS ChipPAC Ltd
4	Haoseng Industrial Co., Ltd. **	4	Rohm Intergrated Systems	4	First Technology China, Ltd. **
5	Amkor Technology Inc.	5	Amkor Technology Inc.	5	Haoseng Industrial Co., Ltd. **
6	Rohm Intergrated Systems	6	STATS ChipPAC Ltd	6	Samsung
7	Orient Semiconductor Electronics, Ltd.	7	LG Innotek Co. Ltd.	7	ST Microelectronics
8	Super Power International Ltd **	8	First Technology China, Ltd. **	8	Amkor Technology Inc.
9	ST Microelectronics	9	Super Power International Ltd **	9	Rohm Intergrated Systems
10	First Technology China, Ltd. **	10	ST Microelectronics	10	Super Power International Ltd **
* Represents more than 10% of our net revenue for the applicable fiscal year.
** Distributor of our products.
***Updated for finalized data for fiscal 2011.
Approximately 97.3%, 98.3%, and 97.8% of our net revenue for fiscal 2013, 2012, and 2011, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent a substantial majority of our future net revenue.
See Note 11 to our Consolidated Financial Statements included in Item 8 of this report for sales to customers by geographic location.
Sales and Customer Support
We believe long-term customer relationships are critical to our success, and comprehensive sales and customer support are an important means of establishing those relationships. To maintain these relationships, we primarily utilize our direct sales force, as well as a number of distribution channels such as agents and distributors, depending on the product, region, or end-user application. In all cases, our goal is to position our sales and customer support resources near our customers' facilities so as to provide support for customers in their own language and consistent with local customs. Our sales and customer support resources are located primarily in Singapore, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, the U.S., and Germany. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Israel, and the U.S.
By establishing relationships with semiconductor manufacturers, OSATs, and vertically integrated manufacturers of electronic systems, we gain insight into our customers' future semiconductor packaging strategies. These insights assist us in our efforts to develop products and processes that address our customers' future assembly requirements.
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
The following table reflects our backlog as of September 28, 2013 and September 29, 2012:

	As of
(in thousands)	September 28, 2013	September 29, 2012
Backlog	$52,100	$90,000
Our net revenues for fiscal 2013 decreased significantly as compared to our net revenues for fiscal 2012 due to reduced customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past.  Customer demand for our products could continue to remain weak and lead to a decline in our net revenues.  If there is a significant slowdown of transition from gold to copper wire bonding by our customers, then our net revenues may continue to decline.
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
Our ball bonder and wedge bonder manufacturing and assembly is done at our facility in Singapore. We have ISO 9001 and ISO 14001 certifications for our equipment manufacturing facilities in Singapore.
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
Research and Product Development
Many of our customers generate technology roadmaps describing their projected packaging technology requirements. Our research and product development activities are focused on delivering robust production solutions to those projected requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $61.6 million, $63.4 million, and $65.1 million during fiscal 2013, 2012, and 2011, respectively.

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
Competition
The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Ball bonders: ASM Pacific Technology and Shinkawa

•	Wedge bonders: ASM Pacific Technology, Cho-Onpa, F&K Delvotec, and Hesse Mechatronics
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
Business Continuity Management Plan
We have developed and implemented a global Business Continuity Management Plan ("Plan") for our business operations. The Plan is designed to facilitate the prompt resumption of our business operations and functions arising from an event which impacts or potentially impacts our business operations.  As the scale, timing, and impact of disasters and disruptions are unpredictable, the Plan has been designed to be flexible in responding to actual events as they occur.  The Plan provides a structured framework for safeguarding our employees and property, making a financial and operational assessment, protecting our books and records, perpetuating critical business functions, and enabling the continuation of customer transactions.
Employees
As of September 28, 2013, we had approximately 1,914 regular full-time employees and 250 temporary workers worldwide.

Item 1A. RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Our operating results and financial condition are adversely impacted by volatile worldwide economic conditions.
Though the semiconductor industry's cycle can be independent of the general economy, global economic conditions may have direct impact on demand for semiconductor units and ultimately demand for semiconductor capital equipment and expendable tools. Accordingly, our business and financial performance is impacted, both positively and negatively, by fluctuations in the macroeconomic environment. Our visibility into future demand is generally limited and forecasting is difficult. There can be no assurances regarding levels of demand for our products and we believe historic industry-wide volatility will persist.
Unpredictable corporate spending due to uncertainties in the macroeconomic environment could adversely affect our net revenue and profitability.
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
Our operating results are significantly affected by the capital expenditures of semiconductor manufacturers, both IDMs and OSATs. Expenditures by our customers depend on the current and anticipated market demand for semiconductors and products that use semiconductors, including mobile devices, personal computers, consumer electronics, telecommunications equipment, automotive goods and other industrial products. Significant downturns in the market for semiconductor devices or in general economic conditions reduce demand for our products and can materially and adversely affect our business, financial condition and operating results.
The semiconductor industry is volatile, with periods of rapid growth followed by industry-wide retrenchment. These periodic downturns and slowdowns have adversely affected our business, financial condition and operating results. Downturns have been characterized by, among other things, diminished product demand, excess production capacity, and accelerated erosion of selling prices. Historically these downturns have severely and negatively affected the industry's demand for capital equipment, including assembly equipment and, to a lesser extent, expendable tools. There can be no assurances regarding levels of demand for our products. In any case, we believe the historical volatility of our business, both upward and downward, will persist.
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
Some of the factors that may cause our net revenue and operating margins to fluctuate significantly from period to period are:

•	market downturns;

•	industry inventory level;

•	the mix of products we sell because, for example:

◦	certain lines of equipment within our business segments are more profitable than others; and

◦	some sales arrangements have higher gross margins than others;

•	cancelled or deferred orders;

•	seasonality;

•	competitive pricing pressures may force us to reduce prices;

•	higher than anticipated costs of development or production of new equipment models;

•	the availability and cost of the components for our products;

•	delays in the development and manufacture of our new products and upgraded versions of our products and market acceptance of these products when introduced;

•	customers' delay in purchasing our products due to anticipation that we or our competitors may introduce new or upgraded products; and

•	our competitors' introduction of new products.
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
We believe our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must introduce these products and product enhancements into the market in a timely manner in response to customers' demands for higher performance assembly equipment and leading-edge materials customized to address rapid technological advances in integrated circuits, and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer improved performance and features, or lower prices which may render our products less competitive. The development and commercialization of new products requires significant capital expenditures over an extended period of time, and some products we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers' future needs or achieve market acceptance.
The pace of transition from gold to copper wire bonding by our customers and the industry may slowdown.
Beginning in fiscal 2010, many of our customers began converting their bonding wire from gold to copper wire. Since this initial conversion, a majority of our wire bonder sales are copper capable bonders. In fiscal 2013, 78% of total ball bonders sold by the Company were copper capable bonders. If the pace of transition from gold to copper wire bonding by our customers slows down or customers transition away from copper wire bonding, there may be a reduced demand for our wire bonders and our financial condition and operating results may be materially and adversely affected.
Substantially all of our sales and manufacturing operations are located outside of the U.S., and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and war.
Approximately 97.3%, 98.3%, and 97.8% of our net revenue for fiscal 2013, 2012, and 2011, respectively, were for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. Our future performance will depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. Some of these economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.
We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball and wedge bonders in Singapore, our saw blades, capillaries and bonding wedges in China and capillary blanks in Israel. In addition, our corporate headquarters is in Singapore and we have sales, service and support personnel in China, Israel, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand, the U.S. and Germany. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	foreign exchange restrictions and capital controls;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and U.S. taxes on repatriated cash;

•	difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities;

•	episodic events outside our control such as, for example, outbreaks of influenza;

•	natural disasters such as earthquakes, fires or floods;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor work stoppages and strikes in our factories or the factories of our suppliers;

•	foreign governments' monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and may be less predictable than those in the U.S.
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
Increased labor costs and competition for qualified personnel may reduce the efficiency of our flexible manufacturing model and adversely impact our operating results.
There is some uncertainty with respect to the pace of rising labor costs in the various countries in which we operate. In addition, there is substantial competition in China and Singapore for qualified and capable personnel, which may make it difficult for us to recruit and retain qualified employees. If we are unable to staff sufficient personnel at our China and Singapore facilities or if there are increases in labor costs that we are unable to recover in our pricing to our customers, we may experience increased manufacturing costs, which would adversely affect our operating results.
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
Because nearly all of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries' functional currency, and remeasurement of our foreign subsidiaries' net monetary assets from the subsidiaries' local currency into the subsidiaries' functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the U.S. where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have an adverse effect on our cash flows. Our primary exposures include the Singapore Dollar, Chinese Yuan, Japanese Yen, Malaysian Ringgit, Swiss Franc, Philippine Peso, Taiwan Dollar, South Korean Won, Israeli Shekel and Euro. We have not entered into foreign exchange forward contracts but may enter into foreign exchange forward contracts or other instruments in the future. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.
We may not be able to consolidate manufacturing and other facilities without incurring unanticipated costs and disruptions to our business.
As part of our ongoing efforts to drive further efficiency, we may consolidate other manufacturing facilities. Should we consolidate, we may experience unanticipated events, including the actions of governments, suppliers, employees or customers, which may result in unanticipated costs and disruptions to our business.
Our business depends on attracting and retaining management, marketing and technical employees as well as on the succession of senior management.
Our future success depends on our ability to hire and retain qualified management, marketing, finance, accounting and technical employees, including senior management. Experienced personnel with the relevant and necessary skill sets in our industry are in high demand and competition for their talents is intense, especially in Asia, where most of the Company’s key personnel are located. If we are unable to continue to attract and retain the managerial, marketing, finance, accounting and technical personnel we require, and if we are unable to effectively provide for the succession of senior management, our business, financial condition and operating results may be materially and adversely affected.
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
Alternative packaging technologies may render some of our products obsolete and materially and adversely affect our overall business and financial results.
Alternative packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional wire bonding. These technologies include flip chip and wafer level packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to alternative packaging technologies were to occur, demand for our equipment and related packaging materials may be materially and adversely affected. Given the lack of a significant alternate revenue stream other than wire bonding, a reduced demand for our equipment could materially and adversely affect our financial results.
Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers account for a significant percentage of our net revenue. Sales to our largest customers, defined as more than 10% of our net revenue, was 11.0%, 37.3%, and 21.8%, for fiscal 2013, 2012, and 2011, respectively.
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
We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double-booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro-economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand.
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
We depend on our suppliers, including sole source suppliers, for critical raw materials, components and subassemblies. If our suppliers do not deliver their products to us, we would be unable to deliver our products to our customers.
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
The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders' equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 75.3 million shares were outstanding as of September 28, 2013. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.
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
We have generated net operating loss carry-forwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code.  An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results. As of September 28, 2013, we have foreign net operating loss carryforwards of $80.6 million, domestic state net operating loss carryforwards of $200.2 million, and tax credit carryforwards of $1.6 million.

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
Further, under the Pennsylvania Business Corporation Law, because our shareholders approved bylaw provisions that provide for a classified board of directors, shareholders may remove directors only for cause. These provisions and some other provisions of the Pennsylvania Business Corporation Law could delay, defer or prevent us from experiencing a fundamental change and may adversely affect our common shareholders' voting and other rights.
Terrorist attacks, or other acts of violence or war may affect the markets in which we operate and our profitability.
Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or U.S. businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include administrative, sales and research and development facilities in Singapore and the U.S. and manufacturing and research and development facilities in China, and Israel. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products in the U.S. and overseas. Additional attacks or any broader conflict, could negatively impact our domestic and international sales, our supply chain, our production capability and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of September 28, 2013:

Facility (1)	Approximate Size	Function	Business Segment and Products Manufactured	Lease Expiration Date
Singapore	135,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Equipment: ball and wedge bonders	December 2013 (2)
Suzhou, China	155,000 sq. ft.	Manufacturing and technology center	Expendable Tools: capillaries, dicing blades and bonding wedges	(3)
Fort Washington, Pennsylvania	88,000 sq. ft.	Technology, sales and service center	Not applicable	September 2033 (4)
Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Not applicable	August 2036 (5)
Yokneam, Israel	21,000 sq. ft.	Manufacturing and technology center	Expendable Tools: capillary blanks (semi-finish)	January 2018 (6)
Damansara Uptown, Malaysia	12,000 sq ft	Shared service, sales and service center	Not applicable	July 2017 (7)

(1)	Each of the facilities listed in this table is leased other than the facility in Suzhou, China - see (3) below.

(2)
The current lease is set to expire in December 2013, at which point the Company is planning to lease a new building from the same landlord, Mapletree Industrial Trust under the Agreement to Develop and Lease, as discussed in Item 7.

(3)
On July 11, 2012, the Company exercised the option to purchase the Suzhou building in accordance with the purchase option clause in the lease agreement that was in place at the time. On September 25, 2013, the Company completed the building purchase.

(4)	Includes lease extension periods at the Company's option. Initial lease expires in September 2023.

(5)	Includes lease extension periods at the Company's option. Initial lease expires in August 2026.

(6)	Includes lease extension periods at the Company's option. Initial lease expires in January 2015.

(7)	Includes lease extension periods at the Company's option. Initial lease expires in July 2015.
The Company owned a building in Berg, Switzerland of approximately 65,208 square feet that was used as a technology center. The building was sold on January 14, 2013.
In addition, the Company rents space for sales and service offices and administrative functions in Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, Germany and Switzerland. The Company believes the facilities are generally in good condition and suitable to the extent of utilization needed.

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

Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$12.04	$9.41	$11.10	$6.71
Second Quarter	$12.95	$10.58	$12.78	$9.32
Third Quarter	$12.56	$10.08	$13.69	$8.30
Fourth Quarter	$12.27	$10.91	$12.07	$8.05

On November 9, 2013, there were approximately 326 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance our business.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about January 7, 2014.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2013, 2012, 2011, 2010, and 2009.
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

	Fiscal
(in thousands)	2013	2012	2011	2010	2009
Statement of Operations Data:
Net revenue:
Equipment	$472,567	$727,082	$759,331	$691,988	$170,536
Expendable Tools	62,371	63,941	71,070	70,796	54,704
Total net revenue	534,938	791,023	830,401	762,784	225,240
Cost of sales:
Equipment	261,270	397,210	412,914	399,042	111,103
Expendable Tools	26,723	26,423	29,578	28,069	25,294
Total cost of sales	287,993	423,633	442,492	427,111	136,397
Operating expenses:
Equipment	158,306	164,081	189,631	155,625	135,465
Expendable Tools	22,833	24,083	28,218	32,013	24,193
Impairment of goodwill: Equipment	—	—	—	—	2,709
Total operating expenses (1)	181,139	188,164	217,849	187,638	162,367
Income (loss) from operations:
Equipment	52,991	165,791	156,786	137,321	(78,741)
Expendable Tools	12,815	13,435	13,274	10,714	5,217
Interest expense, net	862	(4,975)	(7,632)	(7,930)	(7,082)
Gain on extinguishment of debt	—	—	—	—	3,965
Income (loss) from continuing operations before income tax	66,668	174,251	162,428	140,105	(76,641)
Provision (benefit) for income taxes from continuing operations (2)	7,310	13,671	34,818	(2,037)	(13,029)
Income (loss) from continuing operations	59,358	160,580	127,610	142,142	(63,612)
Income from discontinued operations, net of tax (3)	—	—	—	—	22,011
Net income (loss)	$59,358	$160,580	$127,610	$142,142	$(41,601)

(1)
During fiscal 2013, 2012, 2011, 2010 and 2009, we recorded $1.9 million, $1.7 million, $2.5 million, $2.4 million and $7.4 million, respectively, in operating expense for restructuring-related severance.

During fiscal 2013, 2012, 2011, 2010, and 2009, we recorded $17.2 million, $22.0 million, $24.3 million, $17.4 million, and $2.7 million, respectively, in operating expense for incentive compensation.
(2) The following are the most significant factors that affected our provision for income taxes: implementation of our international restructuring plan in fiscal 2011 and 2010; volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; changes in tax legislation;

and our provision for various tax exposure items.

(3)	Reflects the operations of the Company's Wire business, which was sold in fiscal 2009.

	Fiscal
	2013	2012	2011	2010	2009
Per Share Data:
Income (loss) per share from continuing operations: (1)
Basic	$0.79	$2.17	$1.77	$2.01	$(1.02)
Diluted	$0.78	$2.13	$1.73	$1.92	$(1.02)

Income per share from discontinued operations, net of tax:
Basic	$—	$—	$—	$—	$0.35
Diluted	$—	$—	$—	$—	$0.35

Net income (loss) per share: (2) (3)
Basic	$0.79	$2.17	$1.77	$2.01	$(0.67)
Diluted	$0.78	$2.13	$1.73	$1.92	$(0.67)

Weighted average shares outstanding: (2) (3)
Basic	75,132	73,887	71,820	70,012	62,188
Diluted	76,190	75,502	73,341	73,548	62,188

(1)
For fiscal 2011 and 2010, $0.7 million and $1.5 million, respectively, of net income applicable to participating securities and the related participating securities were excluded from the computation of basic income per share.

(2)
For fiscal 2012, 2011 and 2010, the exercise of dilutive stock options and expected vesting of time-based and market-based restricted stock were included. Due to the Company's net loss from continuing operations for fiscal 2009, potentially dilutive shares were excluded since the effect would have been anti-dilutive.

(3)
For fiscal 2010, expected vesting of performance-based restricted stock and conversion of the 1% Convertible Subordinated Notes were included. For fiscal 2010, $0.3 million of after-tax interest expense related to our 1% Convertible Subordinated Notes was added to the Company's net income to determine diluted earnings per share.

	Fiscal
(in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$525,040	$440,244	$384,552	$181,334	$144,841
Working capital excluding discontinued operations	676,986	589,947	405,659	347,560	172,401
Total assets excluding discontinued operations	862,994	815,609	728,391	580,169	412,635
Long-term debt and current portion of long-term debt	—	—	105,224	98,475	92,217
Built-to-suit liability	19,396	—	—	—	—
Shareholders' equity	$716,665	$643,667	$469,877	$322,480	$170,803

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball, wedge and for expendable tools.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this Annual Report on Form 10-K for the fiscal year ended September 28, 2013 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
Introduction
Kulicke and Soffa Industries, Inc. (the "Company" or "K&S") designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure through continuing improvement and optimization of operation. Cost reduction efforts remain an important part of our normal ongoing operations and are expected to generate savings without compromising overall product quality and service levels.
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
Our Equipment segment is primarily affected by the industry's internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as this mix can affect our products' average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
Our Expendable Tools segment is less volatile than our Equipment segment. Expendable Tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. Our visibility into future demand is generally limited, forecasting is difficult, and we may experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. In fiscal 2012, we fully repaid our 0.875% Convertible Subordinated Notes (the “Notes”) with cash in the principal amount of $110.0 million at maturity. As of September 28, 2013, our total cash, cash equivalents and investments were $525.0 million, a $84.8 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue organic and non-organic opportunities.
Technology Leadership
We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire and wedge bonding processes. Our equipment is typically the most productive and has the highest levels of process capability, and as a result, has a lower cost of ownership compared to other equipment in its market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the leading market share positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
In addition to gold, silver alloy wire and aluminum wire, our leadership in the industry's use of copper wire for the bonding process is an example of the benefits of our collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes that have made copper wire commercially viable, significantly reducing the cost of assembling an integrated circuit. During fiscal 2010, many of our customers began converting their bonding wire from gold to copper wire, and we believe the conversion was accelerated by fabless companies in the consumer segment. Gradually, the level of confidence and the reliability of data collected have enabled a larger segment of the customer base to increase copper capabilities. Since this initial conversion, a majority of our wire bonder sales are copper capable bonders. We expect this conversion process to continue throughout the industry for the next several years. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the demand for copper configured wire bonders is likely to remain robust.
Our leadership has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of Bond pad pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our large bondable area (“LA”) configured machines. This LA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.
We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly, for general lighting in particular. We expect the next wave of growth in the LED market to be high brightness LED for general lighting. We also see an opportunity in wire bonding at wafer level using our ATPremier Plus.

Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In March 2013, we launched a new line of high performance wedge bonder products, PowerFusionPS. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We also intend to initiate design of our next power module wedge bonder. In both cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and may become business opportunities in the future.
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
Our technology leadership and bonding process know-how are enabling us to develop highly function-specific equipment with best-in-class throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We have established a development team to develop advanced packaging bonders for the emerging three-dimensional integrated circuit (“3DIC”) market. 3DIC saves space and reduces form factor by stacking separate chips in a single package. It also improves performance while reducing power consumption. Mobile devices such as smartphones and tablets are the main drivers of this market.
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
Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for fiscal 2013, 2012, and 2011:

	Fiscal
	2013		2012		2011
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$472,567	88.3%	$727,082	91.9%	$759,331	91.4%
Expendable Tools	62,371	11.7%	63,941	8.1%	71,070	8.6%
	$534,938	100.0%	$791,023	100.0%	$830,401	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu Plus	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu Plus LA	Large area substrate and matrix applications for copper wire

	IConnPS LA	Large area substrate and matrix applications

	ConnXPS Plus	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS Plus LA	Cost performance large area substrate and matrix applications

	AT Premier Plus	Advanced wafer level bonding application

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

(1) Power Series (“PS”)

Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series - a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. In addition, targeted specifically at the fast growing LED market, the Power Series includes our ConnXPS LED and our ConnXPS VLED. Targeted for large bondable area applications, the Power Series includes our IConnPS LA and ConnXPS LA. In August 2013, we introduced our next generation IConnPS ProCu Plus and IConnPS ProCu Plus LA, which further improved wire bonding production capability for advanced wafer nodes at 28 nanometer and below.

•	Our Power Series products are setting new standards in wire bonding.

•
Our ball bonders are capable of bonding advanced devices with very fine pitch, creating complex loop shapes needed in the assembly of advanced semiconductor packages as well as bonding on the latest 28 nanometer silicon node.

•	Our installed base of gold wire ball bonders can also be retrofitted for copper wire applications with kits, which we sell separately.

•
Our AT Premier Plus machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

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
Our portfolio of wedge bonding products includes:

•	The 3600Plus: high speed, high accuracy wire bonders designed for power modules, automotive packages and other heavy wire multi-chip module applications.

•	The 3700Plus: wire bonders designed for hybrid and automotive modules using thin aluminum wire.

•	The 7200Plus: dual head wedge bonders designed specifically for power semiconductor applications.

•	The 7200HD: heavy wire wedge bonders designed for smaller power packages using either aluminum wire or ribbon.
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
In March 2013, we introduced K&S Care, a new professional service, designed to help customers operate their machines at an optimum level under the care our trained specialists. K&S Care includes a range of programs, offering different levels of service depending on customer needs.
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

•
Dicing blades:  expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been moulded in a matrix configuration into individual units.

In March 2013, we introduced the Optoceramic and OptoPCB package singulation blades for the LED market. The blades enable an improvement on package singulation quality, precision and productivity by providing a significantly longer life blade, and improved stability.
In August 2013, we introduced ACS Pro Capillary, which is a new generation of copper capillary for advanced copper wire bonding applications.
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
Our business is subject to contingencies related to customer orders as follows:

•
Right of Return: A large portion of our revenue comes from the sale of machines used in the semiconductor assembly process. Other product sales relate to consumable products, which are sold in high-volume quantities, and are generally maintained at low stock levels at our customer's facility. Customer returns have historically represented a very small percentage of customer sales on an annual basis.

•
Warranties: Our equipment is generally shipped with a one-year warranty against manufacturing defects. We establish reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future expenses.

•
Conditions of Acceptance: Sales of our consumable products generally do not have customer acceptance terms. In certain cases, sales of our equipment have customer acceptance clauses which may require the equipment to perform in accordance with customer specifications or when installed at the customer's facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers' facilities, the revenue for the equipment will not be recognized until acceptance, which typically consists of installation and testing is received from the customer.

Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs paid by us are included in cost of sales.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from our customers' failure to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We are subject to concentrations of customers and sales to concentrated geographic locations, which could also impact the collectability of certain receivables. If global economic conditions deteriorate or political conditions were to change in some of the countries where we do business, it could have a significant impact on our results of operations, and our ability to realize the full value of our accounts receivable.
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
As part of the annual evaluation of the goodwill, we perform an impairment test of our goodwill in the fourth quarter of each fiscal year to coincide with the completion of our annual forecasting process and refreshing of our business outlook processes. On an ongoing basis, we monitor whether a "triggering" event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future.
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
For further information on goodwill and other intangible assets, see Note 3 of Item 8.
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
In accordance with ASC No. 740 Topic 10, Income Taxes, General (“ASC 740.10”), we account for uncertain tax positions taken or expected to be taken in the Company's income tax return. Under ASC 740.10, we utilize a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires us to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.
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

RESULTS OF OPERATIONS
Results of Operations for fiscal 2013 and 2012
The following table reflects our income from operations for fiscal 2013 and 2012:

	Fiscal
(dollar amounts in thousands)	2013	2012	$ Change	% Change
Net revenue	$534,938	$791,023	$(256,085)	(32.4)%
Cost of sales	287,993	423,633	(135,640)	(32.0)%
Gross profit	246,945	367,390	(120,445)	(32.8)%

Selling, general and administrative	119,519	124,718	(5,199)	(4.2)%
Research and development	61,620	63,446	(1,826)	(2.9)%
Operating expenses	181,139	188,164	(7,025)	(3.7)%

Income from operations	$65,806	$179,226	$(113,420)	(63.3)%

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
The following tables reflect our bookings and backlog for fiscal 2013 and 2012:

	Fiscal
(in thousands)	2013	2012
Bookings	$497,335	$778,000

	As of
(in thousands)	September 28, 2013	September 29, 2012
Backlog	$52,100	$90,000
Our net revenues for fiscal 2013 decreased significantly as compared to our net revenues for fiscal 2012 due to reduced customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past.  Customer demand for our products could continue to remain weak and lead to a decline in our net revenues.  If there is a significant slowdown of transition from gold to copper wire bonding by our customers, then our net revenues may continue to decline.
Net Revenue
Approximately 97.3% and 98.3% of our net revenue for fiscal 2013 and 2012, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.

The following table reflects net revenue by business segment for fiscal 2013 and 2012:

	Fiscal
(dollar amounts in thousands)	2013	2012	$ Change	% Change
Equipment	$472,567	$727,082	$(254,515)	(35.0)%
Expendable Tools	62,371	63,941	(1,570)	(2.5)%
Total net revenue	$534,938	$791,023	$(256,085)	(32.4)%

Equipment
The following table reflects the components of Equipment net revenue change between fiscal 2013 and 2012:

	Fiscal 2013 vs. 2012
(in thousands)	Price	Volume	$ Change
Equipment	$(10,255)	$(244,260)	$(254,515)
For fiscal 2013, the lower Equipment net revenue as compared to fiscal 2012 was due primarily to the lower volume from our ball bonders and heavy wire wedge bonders. The volume reduction in ball bonders and heavy wire wedge bonders was mainly attributable to the lower demand in the market due to uncertainties around technology migration and the weakness in the discrete market. In addition to lower volume, pricing on our ball bonders was also lower due to change in customer and product mix.

Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between fiscal 2013 and 2012:

	Fiscal 2013 vs. 2012
(in thousands)	Price	Volume	$ Change
Expendable Tools	$1,176	$(2,746)	$(1,570)

For fiscal 2013, the Expendable Tools net revenue decreased 2.5% as compared to the prior year. This was due primarily to the volume decrease in both our wire bonding tools business and wedge bonder tools businesses as a result of the lower demand in the market due to uncertainties around technology migration and the weakness in the discrete market. The lower volume was partially offset by favorable selling prices due to change in product mix.
Gross Profit
The following table reflects gross profit by business segment for fiscal 2013 and 2012:

	Fiscal
(dollar amounts in thousands)	2013	2012	$ Change	% Change
Equipment	$211,297	$329,872	$(118,575)	(35.9)%
Expendable Tools	35,648	37,518	(1,870)	(5.0)%
Total gross profit	$246,945	$367,390	$(120,445)	(32.8)%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2013 and 2012:

	Fiscal		Basis Point
	2013	2012	Change
Equipment	44.7%	45.4%	(70)
Expendable Tools	57.2%	58.7%	(150)
Total gross margin	46.2%	46.4%	(20)
 Equipment
The following table reflects the components of Equipment gross profit change between fiscal 2013 and 2012:

	Fiscal 2013 vs. 2012
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(10,255)	$10,631	$(118,951)	$(118,575)
For fiscal 2013, the lower Equipment gross profit as compared to fiscal 2012 was due primarily to the lower volume from our ball bonders and heavy wire wedge bonders. The volume reduction in ball bonders and heavy wire wedge bonders was mainly attributable to lower demand in the market due to uncertainties around technology migration and the weakness in the discrete market. In addition to volume, pricing on our ball bonders was lower due to changes in customer and product mix.
The lower volume and less favorable pricing were offset partially by lower costs for our die bonders and heavy wire wedge bonders as compared to fiscal 2012. The manufacturing costs were lower due to the continued consolidation of our production facilities and die bonder costs were lower due to sales of certain die bonders that were previously reserved, which resulted in lower costs of goods sold. In addition, in 2012, we recorded a reserve for inventory relating to heavy wire wedge bonders legacy spares.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between fiscal 2013 and 2012:

	Fiscal 2013 vs. 2012
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$1,176	$(1,317)	$(1,729)	$(1,870)

For fiscal 2013, Expendable Tools gross profit decreased 5.0% as compared to the prior year was due primarily to lower volume in both our wire bonding tools business and wedge bonder tools business. The lower volume resulted in increased manufacturing costs due to lower absorption of the fixed manufacturing costs.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2013 and 2012:

	Fiscal		Basis point
	2013	2012	change
Selling, general & administrative	22.3%	15.8%	650
Research & development	11.5%	8.0%	350
Total	33.9%	23.8%	1,010
 Selling, General and Administrative (“SG&A”)
SG&A decreased by $5.2 million during fiscal 2013 as compared to fiscal 2012, in which we experienced a $1.6 million gain in foreign exchange rates due to the strengthening of foreign currencies against the U.S. dollar and we recorded a favorable change in the accounts receivable reserve of $0.9 million as we were able to collect outstanding balances from customers that were previously reserved. In the twelve months ended September 28, 2013, sales commissions and incentive compensation decreased by $6.7 million driven by lower net revenue for the current fiscal year. We also experienced a favorable variance of $2.6 million for severance expenses relating to the our continued consolidation of our operations and a gain of $0.4 million relating to the curtailment of our Swiss pension plan. Offsetting this was a loss of $1.9 million in foreign exchange rates due to the strengthening of the U.S. dollar against foreign currencies.
Research and Development (“R&D”)
R&D expense decreased $1.8 million during fiscal 2013 as compared to fiscal 2012 due primarily to a $0.9 million reduction in staff costs as a result of consolidation and reduction of headcount to further streamline our R&D technology centers and release of a reserve of $0.8 million for a Research Incentive Scheme for Companies (“RISC”) grant relating to product development activities. The RISC grant reserve was released after receiving confirmation of the grant from the Economic Development Board, Singapore.
Income from Operations
For fiscal 2013, total income from operations was lower by $113.4 million. This was due primarily to lower revenue and margin for equipment sales as explained above.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2013 and 2012:

	Fiscal
(dollar amounts in thousands)	2013	2012	$ Change	% Change
Interest income	$883	$833	$50	6.0%
Interest expense: cash	$(21)	$(633)	$612	(96.7)%
Interest expense: non-cash	$—	$(5,175)	$5,175	(100.0)%

The non-cash interest expense for fiscal 2012 was attributable to the amortization of the debt discount relating to the Notes, which matured on June 1, 2012. We repaid the entire principal balance of the Notes in cash in fiscal 2012. See Note 6 of Item 1 for additional details.

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2013 and 2012:

	Fiscal
(in thousands)	2013	2012
Income from operations before income taxes	$66,668	$174,251
Provision for income taxes	7,310	13,671
Net income	$59,358	$160,580

Effective tax rate	11.0%	7.8%

For fiscal 2013, the effective income tax rate increased from fiscal 2012 by 3.2% due primarily to a shift in foreign earnings to tax jurisdictions with higher effective tax rates, certain changes in estimates that were recorded upon filing tax returns in foreign jurisdictions and the recording of a valuation allowance against certain deferred tax assets in foreign jurisdictions.
For fiscal 2012, the effective income tax rate differed from the federal statutory rate due primarily to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes. In addition, during the fourth quarter of fiscal 2012, we reached a favorable settlement with the tax authorities of a foreign jurisdiction and we reversed an accrual for an uncertain tax position of $7.5 million, recording it as an income tax benefit. This benefit was offset by additional taxes due to deemed distributions from certain foreign subsidiaries.
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

Results of Operations for fiscal 2012 and 2011
The following table reflects our income from operations for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change
Net revenue	$791,023	$830,401	$(39,378)	(4.7)%
Cost of sales	423,633	442,492	(18,859)	(4.3)%
Gross profit	367,390	387,909	(20,519)	(5.3)%

Selling, general and administrative	124,718	152,714	(27,996)	(18.3)%
Research and development	63,446	65,135	(1,689)	(2.6)%
Operating expenses	188,164	217,849	(29,685)	(13.6)%

Income from operations	$179,226	$170,060	$9,166	5.4%
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
The following table reflects net revenue by business segment for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change
Equipment	$727,082	$759,331	$(32,249)	(4.2)%
Expendable Tools	63,941	71,070	(7,129)	(10.0)%
Total net revenue	$791,023	$830,401	$(39,378)	(4.7)%
Equipment
The following table reflects the components of Equipment net revenue change between fiscal 2012 and 2011:

	Fiscal 2012 vs. 2011
(in thousands)	Price	Volume	$ Change
Equipment	$(14,492)	$(17,757)	$(32,249)
For fiscal 2012, the lower equipment net revenue as compared to the prior year period was due primarily to the lower volume from our wedge bonders and less favorable pricing for our ball bonders.
The volume reduction in wedge bonders was attributable mainly to decreased demand from our key markets: power semiconductor, automotive power modules and industrial power hybrids. Slowing demand from the end users of our customers' devices resulted in our customers cutting back their production, reducing their need for new equipment. This volume reduction was partially offset by higher ATPremier volume driven by a change in technology used in smartphones and tablet applications.
In addition, pricing on our ball bonders was less favorable, as we sold higher volumes of our most popular ball bonder model to large OSAT customers.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between fiscal 2012 and 2011:

	Fiscal 2012 vs. 2011
(in thousands)	Price	Volume	$ Change
Expendable Tools	$479	$(7,608)	$(7,129)
Expendable Tools net revenue decreased 10.0% for fiscal 2012 as compared to fiscal 2011. The decrease was due primarily to the volume decrease in the overall Expendable Tools business. The decrease in volume was most concentrated in our wedge bonder tools business due to lower sales as a result of lower customer utilization.

Gross Profit
The following tables reflect gross profit and gross profit as a percentage of net revenue by business segment for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change
Equipment	$329,872	$346,417	$(16,545)	(4.8)%
Expendable Tools	37,518	41,492	(3,974)	(9.6)%
Total gross profit	$367,390	$387,909	$(20,519)	(5.3)%

	Fiscal		Basis Point Change
	2012	2011
Equipment	45.4%	45.6%	(20)
Expendable Tools	58.7%	58.4%	30
Total gross margin	46.4%	46.7%	(30)
Equipment
The following table reflects the components of Equipment gross profit change between fiscal 2012 and 2011:

	Fiscal 2012 vs. 2011
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(14,490)	$518	$(2,573)	$(16,545)
For fiscal 2012, the lower Equipment gross profit as compared to the prior year period was due primarily to the lower pricing from our ball bonders. Pricing on our ball bonders was less favorable as we sold higher volumes of our most popular ball bonder model to large OSAT customers.
In addition, the volume in wedge bonders declined mainly as result of decreased demand from our key markets: power semiconductor, automotive power modules and industrial power hybrid. Slowing demand from the end users of our customers' devices resulted in our customers cutting back their production, reducing their need for new equipment. This volume reduction was partially offset by higher ATPremier volume driven by a change in technology used in smartphones and tablet applications, as well as favorable changes in product mix from our ball bonders.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between fiscal 2012 and 2011:

	Fiscal 2012 vs. 2011
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$479	$(720)	$(3,733)	$(3,974)
Expendable Tools gross profit decreased 9.6% during fiscal 2012 as compared to the prior year period due primarily to lower volumes for our Expendable Tools business.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2012 and 2011:

	Fiscal		Basis Point Change
	2012	2011
Selling, general and administrative	15.8%	18.4%	(260)
Research and development	8%	7.8%	20
Total	23.8%	26.2%	(240)

Selling, General and Administrative (“SG&A”)
SG&A expenses decreased by $28.0 million during fiscal 2012 as compared to fiscal 2011, which was driven by a number of factors. Sales commissions and incentives decreased by $10.9 million due to lower net revenue for the fiscal year. We experienced a $5.2 million favorable variance in foreign exchange rates due to the strengthening of foreign currencies against the U.S. dollar. We also recorded a favorable variance of $2.8 million relating to the curtailment of our pension plan for our Switzerland operation. We also recorded a favorable change in the Accounts Receivable reserve of $2.5 million as we were able to collect outstanding balances from customers that were previously reserved. Depreciation and amortization expense was also lower by $2.1 million due mainly to less equipment being sent to customers for demonstration and evaluation. During fiscal 2011, we recorded a valuation loss of $3.0 million in connection with our Switzerland property.
Research and Development (“R&D”)
R&D expense decreased $1.7 million during fiscal 2012 as compared to fiscal 2011 due primarily to a decrease of $2.7 million in staff costs as a result of the consolidation and reduction of headcount to further streamline our R&D technology centers. The decrease was partially offset by $1.0 million higher project based professional services for products development.
Income from Operations
The following table reflects income from operations by business segment for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change
Equipment	$165,791	$156,786	$9,005	5.7%
Expendable Tools	13,435	13,274	161	1.2%
Total income from operations	$179,226	$170,060	$9,166	5.4%
Equipment
In fiscal 2012 our Equipment income from operations was higher as compared to the prior year due primarily to decreases in our operating expenses. Overall operating expense decreases were offset by the lower equipment gross profit as compared to the prior year as explained above.
Expendable Tools
Expendable Tools income from operations was comparable from fiscal 2011 to fiscal 2012. Gross profit was lower due to decreased volumes, but was offset by lower operating expenses in fiscal 2012 as compared to fiscal 2011, as explained above.
Interest Income and Interest Expense
The following table reflects interest income and interest expense for fiscal 2012 and 2011:

	Fiscal
(dollar amounts in thousands)	2012	2011	$ Change	% Change
Interest income	$833	$648	$185	28.5%
Interest expense	$(633)	$(965)	$332	34.4%
Interest expense: non-cash	$(5,175)	$(7,315)	$2,140	29.3%
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

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of September 28, 2013 and September 29, 2012:

	As of
(dollar amounts in thousands)	September 28, 2013	September 29, 2012	Change
Cash and cash equivalents	$521,788	$440,244	$81,544
Percentage of total assets	60.5%	54.0%
The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2013 and 2012:

	Fiscal
(in thousands)	2013	2012
Net cash provided by continuing operations	$94,824	$183,969
Net cash used in discontinued operations	—	(1,498)
Net cash provided by operating activities	94,824	182,471
Net cash used in investing activities	(15,114)	(15,386)
Net cash provided by (used in) financing activities	1,733	(105,138)
Effect of exchange rate changes on cash and cash equivalents	101	109
Changes in cash and cash equivalents	81,544	62,056
Cash and cash equivalents, beginning of period	440,244	378,188
Cash and cash equivalents, end of period	521,788	440,244
Short-term investments	3,252	—
Total cash and investments	$525,040	$440,244

Fiscal 2013
Continuing Operations
Net cash provided by operating activities was due primarily to net income of $59.4 million plus non-cash adjustments of $35.5 million contributed to net cash provided by continuing operations.
Net cash used by investing activities was due primarily to capital expenditures of $17.2 million and purchase of short term investments of $3.2 million, offset by proceeds from a building disposal of $5.3 million.
Net cash provided by financing activities related to proceeds from the exercise of stock options.
Fiscal 2012
Continuing Operations
Net cash provided by operating activities was primarily the result of net income of $160.6 million plus non-cash adjustments of $36.7 million. The cash provided by net income and non-cash items was partially offset by working capital changes of $13.3 million driven by net increases in accounts and notes receivable and net income tax payable.
Net cash used in investing activities related to the expansion of our manufacturing operations and infrastructure in Asia. In the first quarter of 2012, we also paid $14.8 million in relation to the acquisition of Orthodyne Electronics Corporation, which we acquired in 2008. See Note 3 of Item 8 for further details.
Net cash used in financing activities was for the repayment of our 0.875% Convertible Subordinated Notes, partially offset by proceeds from the exercise of common stock options.
Discontinued Operations
Net cash used in operating activities related to facility payments for our former Test business.

Fiscal 2014 Liquidity and Capital Resource Outlook
We expect our fiscal 2014 capital expenditures to be between $17.0 to $18.0 million, of which approximately $6.4 million is expected to relate to leasehold improvements for our Singapore facility under the ADL. Expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.
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
Other Obligations and Contingent Payments
Agreement to Develop and Lease
On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary Pte entered into the ADL with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte expects to lease from the Landlord 198,134 square feet (the “Initial Premises”), representing approximately 69% of the Building. The Building is estimated to be completed and ready for occupancy in the first quarter of 2014.
The facility is currently being constructed. In accordance with ASC No. 840, Leases, we are considered to be the owner of the building during the construction phase due to our involvement in the asset construction. The estimated construction costs incurred to date in relation to the relevant proportion of our lease are recognized on the Consolidated Balance Sheet as of September 28, 2013. The applicable ground lease expense was accrued. See Note 12 of Item 1 for additional details.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 28, 2013 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the table below for additional information.

The following table reflects obligations and contingent payments under various arrangements as of September 28, 2013:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$1,711	$—	$—	$—	$1,711
Severance (1)	3,843	1,468	746	—	1,629
Obligations related to Chief Executive Officer transition (2)	9	9	—	—	—
Operating lease retirement obligations	1,967	1,167	315	—	485
Long-term income taxes payable	2,547	—	—	—	2,547
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,077	$2,644	$1,061	$—	$6,372
Contractual Obligations:
Inventory purchase obligations (3)	$57,229	57,229	$—	$—	$—
Operating lease obligations (4)	31,211	3,700	6,141	4,713	16,657
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$88,440	$60,929	$6,141	$4,713	$16,657

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	In connection with the September 2010 retirement of our former Chief Executive Officer, we entered into a three year consulting arrangement with him.

(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(4)
We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2026 (not including lease extension options, if applicable).

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
We are considered the owner of the building during the construction phase of the ADL. As of September 28, 2013, we recorded a financing obligation of $19.4 million relating to the building and we are expecting to record an additional $0.6 million over the construction term, which is expected to be completed in the first quarter of fiscal 2014. This financing obligation is not reflected in the table above.
Off-Balance Sheet Arrangements
On May 9, 2012, Pte obtained a Bank Guarantee from DBS Bank Ltd. in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to the Landlord in lieu of a cash deposit in connection with the building and leasing of a new facility in Singapore as discussed above. On May 9, 2013, the Bank Guarantee expired and Pte replaced the Bank Guarantee with a cash deposit of an equivalent amount, which is included in our Consolidated Balance Sheet as part of prepaid expenses and other current assets.
We currently do not have any other off-balance sheet arrangements, such as derivatives, contingent interests or obligations associated with variable interest entities.

Item 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of September 28, 2013, we had no available-for-sale investments.
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
Based on our foreign currency exposure as of September 28, 2013, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of September 28, 2013.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke and Soffa Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Kulicke and Soffa Industries, Inc. and its subsidiaries at September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the two years in the period ended September 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the two years ended September 28, 2013 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting included under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 14, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke & Soffa Industries, Inc.:

In our opinion, the consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the year ended October 1, 2011, present fairly, in all material respects, the results of operations and cash flows of Kulicke & Soffa Industries, Inc. and its subsidiaries for the year ended October 1, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended October 1, 2011 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 8, 2011

 KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 28, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$521,788	$440,244
Short-term investments	3,252	—
Accounts and notes receivable, net of allowance for doubtful accounts of $504 and $937, respectively	162,714	188,986
Inventories, net	38,135	58,994
Prepaid expenses and other current assets	24,012	21,577
Deferred income taxes	4,487	3,515
Total current assets	754,388	713,316

Property, plant and equipment, net	47,541	28,441
Goodwill	41,546	41,546
Intangible assets, net	11,209	20,387
Other assets	8,310	11,919
TOTAL ASSETS	$862,994	$815,609

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,030	$57,231
Accrued expenses and other current liabilities	38,868	57,946
Income taxes payable	1,504	8,192
Total current liabilities	77,402	123,369

Built-to-suit liability	19,396	—
Deferred income taxes	40,709	37,875
Other liabilities	8,822	10,698
TOTAL LIABILITIES	$146,329	$171,942

Commitments and contingent liabilities (Note 12)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 80,237 and 79,099, respectively; outstanding 75,283 and 74,145 shares, respectively	467,525	455,122
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	291,878	232,520
Accumulated other comprehensive income	3,618	2,381
TOTAL SHAREHOLDERS' EQUITY	$716,665	$643,667

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$862,994	$815,609
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2013	2012	2011
Net revenue	$534,938	$791,023	$830,401
Cost of sales	287,993	423,633	442,492
Gross profit	246,945	367,390	387,909

Selling, general and administrative	119,519	124,718	152,714
Research and development	61,620	63,446	65,135
Operating expenses	181,139	188,164	217,849

Income from operations	65,806	179,226	170,060

Interest income	883	833	648
Interest expense	(21)	(5,808)	(8,280)
Income from operations before income taxes	66,668	174,251	162,428
Provision for income taxes	7,310	13,671	34,818
Net income	$59,358	$160,580	$127,610

Net income per share:
Basic	$0.79	$2.17	$1.77
Diluted	$0.78	$2.13	$1.73

Weighted average shares outstanding:
Basic	75,132	73,887	71,820
Diluted	76,190	75,502	73,341

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2013	2012	2011
Net income	$59,358	$160,580	$127,610
Other comprehensive income (loss):
Foreign currency translation adjustment	1,186	207	1,022
Unrecognized actuarial gain, Switzerland pension plan, net of tax	51	(370)	731
Total other comprehensive income (loss)	1,237	(163)	1,753
Comprehensive income	$60,595	$160,417	$129,363
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income	Shareholders' Equity
	Shares	Amount
Balances as of October 2, 2010	70,475	$423,715	$(46,356)	$(55,670)	$791	$322,480
Employer contribution to the Company's 401(k) plan	42	279	—	—	—	279
Issuance of stock for services rendered	90	720	—	—	—	720
Exercise of stock options	1,245	9,296	—	—	—	9,296
Issuance of shares for time-based restricted stock	927	—	—	—	—	—
Excess tax benefits from stock based compensation	—	2,099	—	—	—	2,099
Equity-based compensation expense	—	5,640	—	—	—	5,640
Components of comprehensive income:
Net income	—	—	—	127,610	—	127,610
Translation adjustment	—	—	—	—	1,022	1,022
Unamortized pension costs	—	—	—	—	731	731
Total comprehensive income	—	—	—	127,610	1,753	129,363
Balances as of October 1, 2011	72,779	$441,749	$(46,356)	$71,940	$2,544	$469,877
Issuance of stock for services rendered	78	720	—	—	—	720
Exercise of stock options	436	3,325	—	—	—	3,325
Issuance of shares for market-based restricted stock and time-based restricted stock	852	—	—	—	—	—
Excess tax benefits from stock based compensation	—	1,537	—	—	—	1,537
Equity-based compensation expense	—	7,791	—	—	—	7,791
Components of comprehensive income:
Net income	—	—	—	160,580	—	160,580
Translation adjustment	—	—	—	—	207	207
Unamortized pension costs	—	—	—	—	(370)	(370)
Total comprehensive income	—	—	—	160,580	(163)	160,417
Balances as of September 29, 2012	74,145	$455,122	$(46,356)	$232,520	$2,381	$643,667
Issuance of stock for services rendered	74	840	—	—	—	840
Exercise of stock options	101	908	—	—	—	908
Issuance of shares for market-based restricted stock and time-based restricted stock	963	—	—	—	—	—
Excess tax benefits from stock based compensation	—	825	—	—	—	825
Equity-based compensation expense	—	9,830	—	—	—	9,830
Components of comprehensive income:
Net income	—	—	—	59,358	—	59,358
Translation adjustment	—	—	—	—	1,186	1,186
Unamortized pension costs	—	—	—	—	51	51
Total comprehensive income	—	—	—	59,358	1,237	60,595
Balances as of September 28, 2013	75,283	$467,525	$(46,356)	$291,878	$3,618	$716,665

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,358	$160,580	$127,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,489	17,265	17,761
Amortization of debt discount and debt issuance costs	—	5,174	7,315
Equity-based compensation	10,670	8,511	7,496
Excess tax benefits from stock based compensation	(825)	(1,537)	—
Adjustment for doubtful accounts	371	(1,239)	1,219
Adjustment for inventory valuation	3,561	6,060	6,701
Deferred taxes	5,901	3,964	19,773
Impairment of buildings and building improvements	—	206	3,002
Switzerland pension plan curtailment gain	(2,100)	(1,690)	—
Gain on disposal of building	(147)	—	—
Asset retirement obligation	(368)	—	—
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	26,408	(49,111)	55,313
Inventory	17,056	8,144	(6,122)
Prepaid expenses and other current assets	(2,421)	(46)	(5,621)
Accounts payable, accrued expenses and other current liabilities	(36,066)	33,550	(43,449)
Income taxes payable	(6,832)	(6,071)	13,063
Other, net	1,769	209	(1,804)
Net cash provided by continuing operations	94,824	183,969	202,257
Net cash used in discontinued operations	—	(1,498)	(1,861)
Net cash provided by operating activities	94,824	182,471	200,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,172)	(6,902)	(7,688)
Proceeds from sales of property, plant and equipment	5,310	—	—
Purchases of short term investment	(3,252)	—	—
Sales (purchase) of investments classified as available-for-sale	—	6,364	(3,655)
Earnout payment related to prior acquisition	—	(14,848)	—
Changes in restricted cash, net	—	—	237
Net cash used in investing activities	(15,114)	(15,386)	(11,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(110,000)	—
Proceeds from exercise of common stock options	908	3,325	9,296
Excess tax benefits from stock-based compensation arrangements	825	1,537	—
Net cash provided by(used in) financing activities	1,733	(105,138)	9,296
Effect of exchange rate changes on cash and cash equivalents	101	109	1,490
Changes in cash and cash equivalents	81,544	62,056	200,076
Cash and cash equivalents at beginning of period	440,244	378,188	178,112
Cash and cash equivalents at end of period	$521,788	$440,244	$378,188

CASH PAID FOR:
Interest	$—	$633	$963
Income taxes	$8,382	$10,854	$11,466
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
Fiscal Year
Each of the Company's first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The fiscal year end for 2013, 2012, and 2011 ended on September 28, 2013, September 29, 2012 and October 1, 2011, respectively.
Nature of Business
The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company's operating results depend upon the capital and operating expenditures of semiconductor manufacturers and outsourced semiconductor assembly and test providers (“OSATs”) worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which can have a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools, including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company's operating results. The Company believes such volatility will continue to characterize the industry and the Company's operations in the future.
Use of Estimates
The preparation of consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, restructuring, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of its assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates under different assumptions or conditions.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of September 28, 2013 and September 29, 2012 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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
The Company's international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement,

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of September 28, 2013 and September 29, 2012, fair value approximated the cost basis for cash equivalents.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; and significant changes in market capitalization. During the fiscal year ended September 28, 2013, no triggering events occurred.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded in 2009 for the acquisition of Orthodyne Electronics Corporation ("Orthodyne"), which added wedge bonder products (also known as "reporting unit") to the Equipment business.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future.
As of September 28, 2013, the Company concluded that the fair value of the reporting unit exceeded book value, and management does not believe that an impairment is probable at this time. The near term profitability forecast of the wedge bonder business unit is expected to be higher than that experienced in the prior year, and the expected improvement in profitability in future periods will sustain its carrying value. However, if the performance of the business unit does not meet or exceed those expectations, a future impairment could result for a portion or all of the goodwill valued at $41.5 million as of September 28, 2013. The quantification of any impairment would be dependent on the performance of the business unit, which inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the assumptions as to prices, costs, growth rates or other factors that may result in changes in the estimates of future cash flows. Although the Company believes the assumptions that it has used in testing for impairment are reasonable, significant changes in any one of the assumptions could produce a significantly different result. Indicators of potential impairment that may lead the Company to perform interim goodwill impairment assessments include significant and unforeseen customer losses, a significant adverse change in the business climate, unanticipated competition or unforeseen changes in technology.
For further information on goodwill and other intangible assets, see Note 3 below.
Revenue Recognition
In accordance with ASC No. 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectability is

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Prior Period Adjustment
During the three months ended December 29, 2012, the Company identified a prior period adjustment of $1.1 million relating to the recognition of government grants that resulted in increased R&D expenses and a reduction of grants receivable. This error was

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

corrected during the quarter ended December 29, 2012 and management deemed that the adjustment was not material to the previous fiscal year ended September 29, 2012. This amount impacted the operating results for the fiscal year ended September 28, 2013.
Recent Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 contains no amendments to disclosure requirements. The amendments clarify that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which introduced new disclosure requirements, applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. The Company believes adoption of this new guidance will not have a material impact on the Company's financial statements as these updates have an impact on presentation only.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of September 28, 2013 and September 29, 2012:

	As of
(in thousands)	September 28, 2013	September 29, 2012
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$3,252	$—

Inventories, net:
Raw materials and supplies	$19,703	$26,660
Work in process	12,219	23,352
Finished goods	20,333	27,599
	52,255	77,611
Inventory reserves	(14,120)	(18,617)
	$38,135	$58,994
Property, plant and equipment, net:
Land	$—	$2,086
Buildings and building improvements	3,060	4,830
Leasehold improvements	15,763	16,005
Data processing equipment and software	24,549	23,819
Machinery, equipment, furniture and fixtures	48,998	40,580
Construction in progress (2)	19,396	3,219
	111,766	90,539
Accumulated depreciation (3)	(64,225)	(62,098)
	$47,541	$28,441
Accrued expenses and other current liabilities:
Wages and benefits	$19,779	$18,734
Accrued customer obligations (4)	8,270	22,984
Commissions and professional fees	2,640	2,776
Severance	1,468	2,840
Other	6,711	10,612
	$38,868	$57,946

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of September 28, 2013, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during fiscal 2013.

(2)
Pursuant to ASC No. 840, Leases, the Company is considered the owner of the building during the construction phase for the Agreement to Develop and Lease (the “ADL”) facility being developed by Mapletree Industrial Trust (the “Landlord”) in Singapore—see Note 12 below. The estimated construction costs incurred to date in relation to the relevant proportion of the Company's lease is recognized on the Consolidated Balance Sheet as at September 28, 2013 and September 29, 2012. Applicable ground lease expense of $0.5 million was accrued as of September 28, 2013.

(3)	The depreciation expense for the years ended September 28, 2013 and September 29, 2012 are $9.3 million and $8.1 million respectively.

(4)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of its business outlook processes. The Company performed its annual impairment test in the fourth quarter of fiscal 2013 and concluded that no impairment charge was required. The Company also tests for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its respective carrying value.
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

The following table reflects net intangible assets as of September 28, 2013 and September 29, 2012:

	As of		Average estimated
(dollar amounts in thousands)	September 28, 2013	September 29, 2012	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(23,715)	(18,973)
Net wedge bonder developed technology	9,485	14,227

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(19,300)	(15,440)
Net wedge bonder customer relationships	—	3,860

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(2,876)	(2,300)
Net wedge bonder trade name	1,724	2,300

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	—	—

Net intangible assets	$11,209	$20,387

The following table reflects estimated annual amortization expense related to intangible assets as of September 28, 2013:

As of
(in thousands)	September 28, 2013
Fiscal 2014	$5,318
Fiscal 2015	5,318
Fiscal 2016	573
Total amortization expense	$11,209

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4: CASH AND CASH EQUIVALENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash and cash equivalents consisted of the following as of September 28, 2013:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$113,295	$—	$—	$113,295
Cash equivalents
Money market funds	226,272	—	—	226,272
Time deposits	182,221	—	—	182,221
Total cash and cash equivalents	521,788	—	—	521,788
Short-term investments
Time deposits	3,252	—	—	3,252
Total short-term investments	3,252	—	—	3,252
Total cash, cash equivalents and short-term investments	$525,040	$—	$—	$525,040
Cash and cash equivalents consisted of the following as of September 29, 2012:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$100,853	$—	$—	$100,853
Cash equivalents
Money market funds	279,940	—	—	279,940
Time deposits	59,451	—	—	59,451
Total cash and cash equivalents	$440,244	$—	$—	$440,244

NOTE 5: FAIR VALUE MEASURMENTS
Accounting standards establish three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2) and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended September 28, 2013.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as property and property, plant equipment are carried at cost unless impairment is deemed to have occurred.
Fair Value of Financial Instruments
Amounts reported as cash and equivalents, short-term investments receivables, accounts payable and accrued expenses approximate fair value.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of our financial assets and liabilities at September 28, 2013 were determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$113,295	$113,295	$—	$—
Cash equivalents
Money market funds	226,272	226,272	—	—
Time deposits	182,221	182,221	—	—
Short-term investments
Time deposits	3,252	3,252	—	—
Total assets	$525,040	$525,040	$—	$—
The fair value of our financial assets and liabilities at September 29, 2012 were determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$100,853	$100,853	$—	$—
Cash equivalents
Money market funds	279,940	279,940	—	—
Time deposits	59,451	59,451	—	—
Total assets	$440,244	$440,244	$—	$—

NOTE 6: DEBT AND OTHER OBLIGATIONS
Bank Guarantee
On May 9, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, obtained a bank guarantee (“Bank Guarantee”) from DBS Bank Ltd. in the amount of $3.4 million Singapore dollars. Pte furnished the Bank Guarantee to the Landlord in lieu of a cash deposit in connection with building and leasing of a new facility in Singapore (See Note 12).
On May 9, 2013, the Bank Guarantee expired and Pte replaced the Bank Guarantee with a cash deposit to the landlord of an equivalent amount, which is included in the Consolidated Balance Sheet as part of prepaid expenses and other current assets.
0.875% Convertible Subordinated Notes
The Company previously held 0.875% Convertible Subordinated Notes (the “Notes”) which matured on June 1, 2012. Prior to maturity, holders of the Notes were entitled to convert their Notes based on an initial conversion rate of approximately 69.6621 shares per $1,000 principal amount of Notes (equal to an initial conversion price of approximately $14.355 per share, subject to adjustment for certain events) only under specific circumstances. The Company had the option to elect to satisfy the conversion obligations in cash, common stock or a combination thereof. The Company repaid the entire principal balance of the Notes of $110.0 million plus interest of $0.5 million in cash in fiscal 2012. No common shares were issued in connection with repayment of the Notes.
For the fiscal years ended September 29, 2012 and October 1, 2011, $0.4 million and $0.6 million of amortization expense was incurred, respectively, relating to the Notes. There was no amortization expense for the fiscal year ended September 28, 2013.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Agreement to Develop and Lease
On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company’s wholly owned subsidiary Pte entered into the ADL with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte expects to lease from the Landlord 198,134 square feet (the “Initial Premises”), representing approximately 69% of the Building. The Building is estimated to be completed and ready for occupancy in the first quarter of 2014.
The facility is currently being constructed. In accordance with ASC No. 840, Leases ("ASC 840"), we are considered to be the owner of the building during the construction phase due to our involvement in the asset construction. Since the Company is considered the owner of the building during the construction period, a sale and leaseback of the building will occur when construction is completed and the lease term begins. As a result of the Company's continued involvement, the Company will be unable to use sale-leaseback accounting under ASC 840. Therefore, at completion, the building will remain on the Consolidated Balance Sheet, and the corresponding financing obligation will be reclassified to long-term liability.
The estimated construction costs incurred to date in relation to the relevant proportion of our lease recognized as of September 28, 2013 is $19.4 million.

NOTE 7: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
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
The following table reflects the Company’s matching contributions to the Plan during fiscal 2013 and 2012:

	Fiscal
(in thousands)	2013	2012
Cash	$1,478	$1,707

Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012:

	As of
(in thousands)	September 28, 2013	September 29, 2012
Gain from foreign currency translation adjustments	$4,182	$2,996
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(227)	(227)
Switzerland pension plan curtailment	(337)	(388)
Accumulated other comprehensive income	$3,618	$2,381
Equity-Based Compensation
As of September 28, 2013, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of September 28, 2013, the Company’s one active plan, the 2009 Equity Plan, had 4.6 million shares of common stock available for grant to its employees and directors.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Market-based restricted stock entitles the employee to receive common shares of the Company on the award vesting date if market performance objectives which measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company's stock as compared to specific peer companies that comprise the Philadelphia Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the market-based restricted stock are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether or not the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.

•
In general, stock options and time-based restricted stock awarded to employees vest annually over a three-year period provided the employee remains employed by the Company. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2013, 2012 and 2011 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Cost of sales	$295	$312	$213
Selling, general and administrative	8,457	6,602	5,671
Research and development	1,918	1,777	1,328
Total equity-based compensation expense	$10,670	$8,691	$7,212

The following table reflects equity-based compensation expense, by type of award, for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Market-based restricted stock	$4,135	$2,929	$1,961
Time-based restricted stock	5,545	4,732	4,003
Performance-based restricted stock	107	269	442
Stock options	43	41	86
Common stock	840	720	720
Total equity-based compensation expense	$10,670	$8,691	$7,212

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: employee market-based restricted stock
The following table reflects employee market-based restricted stock activity for fiscal 2013, 2012, and 2011:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Market-based restricted stock outstanding as of October 2, 2010	314	$667	1.3
Granted	442			$11.32
Forfeited or expired	(165)
Vested	(104)
Market-based restricted stock outstanding as of October 2, 2011	487	$3,674	1.9
Granted	437			$12.56
Forfeited or expired	(10)
Market-based restricted stock outstanding as of September 29, 2012	914	6,175	1.5
Granted	344			$13.89
Forfeited or expired	(49)
Vested	(124)
Market-based restricted stock outstanding as of September 28, 2013	1,085	$5,913	1.1

Equity-Based Compensation: employee time-based restricted stock
The following table reflects employee time-based restricted stock activity for fiscal 2013, 2012, and 2011:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based restricted stock outstanding as of October 2, 2010	1,707	$5,683	1.4
Granted	714			$6.56
Forfeited or expired	(259)
Vested	(563)
Time-based restricted stock outstanding as of October 1, 2011	1,599	$6,096	1.7
Granted	695			$9.15
Forfeited or expired	(76)
Vested	(686)
Time-based restricted stock outstanding as of September 29, 2012	1,532	$7,070	1.4
Granted	620			$10.59
Forfeited or expired	(132)
Vested	(804)
Time-based restricted stock outstanding as of September 28, 2013	1,216	$6,028	1.2

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: employee performance-based restricted stock
No performance-based restricted stock was issued during fiscal 2012 or 2011.

The following table reflects employee performance-based restricted stock activity for fiscal 2013, 2012, and 2011:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)
Performance-based restricted stock outstanding as of October 2, 2010	626	228	0.2
Forfeited or expired	(275)
Vested	(182)
Performance-based restricted stock outstanding as of October 1, 2011	169	—	—
Vested	(169)
Performance-based restricted stock outstanding as of September 29, 2012	—	—	—
Granted	57
Performance-based restricted stock outstanding as of September 28, 2013	57	550	2.2
The following table reflects employee stock option activity for fiscal 2013, 2012, and 2011:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of October 2, 2010	3,310	9.80
Granted	—	—
Exercised	(1,216)	7.50		3,498
Forfeited or expired	(585)	13.79
Options outstanding as of October 1, 2011	1,509	10.11
Granted	—	—
Exercised	(374)	7.70		829
Forfeited or expired	(432)	13.35
Options outstanding as of September 29, 2012	703	$9.40
Exercised	(101)			292
Forfeited or expired	(40)
Options outstanding as of September 28, 2013	562
Options vested and expected to vest as of September 28, 2013	560	$9.57	1.9	1,210
Options exercisable as of September 28, 2013	555	$9.60	1.9
In the money exercisable options as of September 28, 2013	339			$1,189

Since 2007, on average, 14.5% of stock options granted by the Company become vested each year, and on average, 21% of stock options granted by the Company are forfeited each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company's stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company's closing stock price on the last trading day of fiscal 2013 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2013, the Company received

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$0.9 million in cash from the exercise of employee and non-employee director stock options.
As of September 28, 2013, total unrecognized compensation cost related to unvested employee stock options was $20,600, which will be amortized over the weighted average remaining service period of approximately 1 year.
The following table reflects outstanding and exercisable employee stock options as of September 28, 2013:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price
3.06 - 7.08	29	5.75	$5.48	24	$5.29
7.14 - 7.31	85	1.1	7.14	85	7.14
8.43 - 8.74	230	3.62	8.63	228	8.63
9.64 - 12.05	218	0.05	12.03	218	12.03
	562	1.97	$9.56	555	$9.6
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
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Number of commons shares issued	74	78	89
Fair value based upon market price at time of issue	$908	$720	$720

The following table reflects non-employee director stock option activity for fiscal 2013, 2012, and 2011:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of October 2, 2010	348	11.25
Exercised	(30)	6.16		170
Forfeited or expired	(60)	11.50
Options outstanding as of October 1, 2011	258	11.78
Exercised	(63)	6.89		300
Forfeited or expired	(60)	17.62
Options outstanding as of September 29, 2012	135	$11.45
Options outstanding as of September 28, 2013	135	$11.45	1.3	$76
Options vested and expected to vest as of September 28, 2013	135	$11.45	1.3	$76
Options exercisable as of September 28, 2013	135	$11.45	1.3
In the money exercisable options as of September 28, 2013	65			76

No non-employee director stock options were granted during fiscal 2013, 2012, and 2011.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plan
The following table reflects the Company's defined benefits pension obligations as of September 28, 2013 and September 29, 2012 :

	As of
(in thousands)	September 28, 2013	September 29, 2012
Switzerland pension obligation	$388	$2,506
Taiwan pension obligation	1,323	1,323
Total pension obligation	$1,711	$3,829
In accordance with regulations in Switzerland, the Company sponsors a Switzerland pension plan covering active employees whose minimum benefits are guaranteed. During fiscal 2012, the Company announced the intention to reduce its Switzerland workforce by approximately 41 employees, which triggered a further curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation - Retirement Benefits, Defined Benefit Plans. As a result, the Company recognized a pretax curtailment and settlement gain of $1.7 million and $2.1 million in fiscal 2012 and 2013, respectively.
Other Plans
Some of the Company's other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits as they are defined contribution plans.
NOTE 8: EARNINGS PER SHARE
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands, except per share)	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$59,358	$59,358	$160,580	$160,580	$127,610	$127,610
Less: income applicable to participating securities	—	—	(5)	(5)	(716)	(716)
Net income applicable to common shareholders	$59,358	$59,358	$160,575	$160,575	$126,894	$126,894
DENOMINATOR:
Weighted average shares outstanding - Basic	75,132	75,132	73,887	73,887	71,820	71,820
Stock options		110		660		442
Time-based restricted stock		512		813		846
Market-based restricted stock		436		142		233
Weighted average shares outstanding - Diluted (1)		76,190		75,502		73,341
EPS:
Net income per share - Basic	$0.79	$0.79	$2.17	$2.17	$1.77	$1.77
Effect of dilutive shares		(0.01)		$(0.04)		$(0.04)
Net income per share - Diluted		$0.78		$2.13		$1.73

(1)
There were no potentially dilutive shares excluded for fiscal 2013. Fiscal 2012 and 2011 exclude 0.1 million and 0.4 million dilutive participating securities, respectively, as the income attributable to these shares was not included in EPS.

NOTE 9: INCOME TAXES
The following table reflects income from continuing operations by location, the provision (benefit) for income taxes and the effective tax rate for fiscal 2013, 2012, and 2011:

	Fiscal
(dollar amounts in thousands)	2013	2012	2011
United States operations	$(4,340)	$(6,111)	$33,531
Foreign operations	71,008	180,362	128,897
Income from operations before tax	66,668	174,251	162,428
Provision for income taxes	7,310	13,671	34,818
Net income	$59,358	$160,580	$127,610
Effective tax rate	11.0%	7.8%	21.4%

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the provision for income taxes from continuing operations for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Current:
Federal	$(212)	$4,103	$(90)
State	291	942	1,099
Foreign	1,732	5,497	14,764
Deferred:
Federal	985	4,169	17,463
State	5	48	8
Foreign	4,509	(1,088)	1,574
Provision for income taxes	$7,310	$13,671	$34,818

The following table reflects the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Computed income tax expense based on U.S. statutory rate	$23,334	$60,988	$56,850
Effect of earnings of foreign subsidiaries subject to different tax rates	(11,193)	(30,067)	(17,300)
Benefits from foreign approved enterprise zones	(9,626)	(22,138)	(21,079)
Effect of permanent items	664	152	669
Changes in valuation allowance	1,429	1,261	(962)
Foreign operations (withholding taxes, deferred taxes on unremitted earnings, US taxation of foreign earnings)	1,789	12,604	6,917
Reserve for uncertain tax positions	683	(7,626)	7,406
State income tax expense	(734)	(394)	1,230
Other, net	964	(1,109)	1,087
Provision for income taxes	$7,310	$13,671	$34,818
Income tax expense for the current year includes approximately $0.3 million, $3.0 million and $4.4 million of taxes payable for deemed distributions from earnings for the years ended September 28, 2013, September 29, 2012 and October 1, 2011, respectively.
Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided were approximately $411.4 million as of September 28, 2013. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
Undistributed earnings of approximately $85.5 million are not considered to be indefinitely reinvested in foreign operations. As of September 28, 2013, the Company has provided a deferred tax liability of approximately $17.5 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2013 and 2012:

	Fiscal
(in thousands)	2013	2012
Inventory reserves	$1,127	$2,933
Other accruals and reserves	3,349	3,343
Net operating loss carryforwards	779	—
Valuation allowance	(768)	(2,761)
Total short-term deferred tax asset	$4,487	$3,515

Total short-term deferred tax liability	221	—
Net short-term deferred tax asset	$4,266	$3,515

Domestic tax credit carryforwards	$1,611	$628
Net operating loss carryforwards	28,138	29,384
Stock options	1,299	1,322
Other	926	769
	31,974	32,103
Valuation allowance	(25,676)	(22,254)
Total long-term deferred tax asset (1)	$6,298	$9,849

Repatriation of foreign earnings, including foreign withholding taxes	$41,322	$40,770
Depreciable assets	1,887	(58)
Prepaid expenses and other	—	—
Total long-term deferred tax liability	$43,209	$40,712
Net long-term deferred tax liability	$36,911	$30,863
Total net deferred tax liability	$32,645	$27,348

(1)	Included in other assets on the Consolidated Balance Sheets are deferred tax assets of $3.8 million and $7.0 million as of September 28, 2013 and September 29, 2012, respectively.
As of September 28, 2013, the Company has foreign net operating loss carryforwards of $80.6 million, domestic state net operating loss carryforwards of $200.2 million, and tax credit carryforwards of $1.6 million that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in fiscal years 2014 through 2033 with the exception of certain credits and foreign net operating losses that have no expiration date. Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and Pennsylvania tax law limits the utilization of domestic state net operating loss carryforwards to as little as $3.0 million annually, but recent tax law changes will increase this amount in future years.
As of September 28, 2013 and September 29, 2012, approximately $0.8 million and $1.5 million were recorded as common stock (additional paid in capital) in shareholders' equity on the Consolidated Balance Sheets attributable to stock option exercises and restricted stock vesting.
The Company continues to evaluate the realizability of all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, the Company continues to maintain a valuation allowance against a majority of its state deferred tax assets as the realization of these assets is not more likely than not given uncertainty of future earnings in these jurisdictions.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Unrecognized tax benefit, beginning of year	$6,186	$13,702	$6,413
Additions for tax positions, current year	—	—	—
Additions for tax positions, prior year	2,485	110	7,585
Reductions for tax positions, prior year	(1,802)	(7,626)	(296)
Unrecognized tax benefit, end of year	$6,869	$6,186	$13,702

If recognized, the $6.9 million of unrecognized tax benefit as of September 28, 2013 would impact the Company's effective tax rate.
In fiscal 2013, the Company recognized a benefit of $1.7 million related to the reversal of a reserve for uncertain tax positions based on administrative practices in a foreign jurisdiction and an additional $0.1 million related to a position effectively settled upon audit in a different foreign jurisdiction. The Company has also taken a position on a tax return in a foreign jurisdiction that does meet the recognition and measurement criteria under ASC 740 and as a result it has provided a reserve for uncertain tax position of $2.1 million.
In fiscal 2011, a tax application filed with a foreign jurisdiction was rejected by that country's tax authority and the Company filed an appeal. As a result of the rejection of the application, the Company reconsidered its position and determined the benefit taken on its previously filed tax returns no longer met the recognition standard required under ASC 740. Therefore, during fiscal 2011, the Company provided a current liability of $7.5 million related to this certain unrecognized tax position, including penalties. No interest was accrued, as it is not provided for under the tax laws of the foreign jurisdiction. During the fourth quarter of fiscal 2012, the Company reached a favorable settlement with the tax authorities of a foreign jurisdiction. As a result, the current liability of $7.5 million is no longer necessary and an income tax benefit was recorded to remove the liability in fiscal 2012.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. There were no additional accruals of interest expense on various uncertain tax positions during fiscal 2013 for matters involving jurisdictions where interest is not assessed.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a material effect on its results of operations or its financial position.
The Company files U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. For the U.S. federal income tax returns and most state tax returns, tax years following fiscal 2001 remain subject to examination as a result of the generation of net operating loss carry-forwards. The statutes of limitations with respect to the foreign jurisdictions in which the Company files vary from jurisdiction to jurisdiction and range from 4 to 6 years.
As a result of committing to certain capital investments and employment levels, income from operations in Singapore and Malaysia is subject to reduced tax rates, and in some cases income from operations in Malaysia is wholly exempt from taxes. Malaysia, is wholly tax exempt. In connection with Singapore operations, the Company has been granted a decreased effective tax rate of five percent in that jurisdiction until February 1, 2020 subject to the fulfillment of certain continuing conditions. In fiscal 2013, 2012, and 2011, the preferential rate reduced income tax expense by approximately $9.6 million or $0.13 per share, $22.1 million or $0.30 per share and $21.1 million or $0.29 per share, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Selling, general and administrative incentive compensation expense (1)	$17,194	$21,988	$24,264
Rent expense	$7,765	$7,202	$7,729
Warranty and retrofit expense	$711	$3,726	$3,720

(1) Incentive compensation expense is based upon applicable fiscal year operating income.
NOTE 11: SEGMENT INFORMATION
The Company operates two reportable segments: Equipment and Expendable Tools. The Equipment segment manufactures and sells a line of ball bonders and heavy wire wedge bonders that are sold to semiconductor device manufacturers, their outsourced semiconductor assembly and test subcontractors, other electronics manufacturers and automotive electronics suppliers. The Company also services, maintains, repairs and upgrades its equipment. The Expendable Tools segment manufactures and sells a variety of expendable tools for a broad range of semiconductor packaging applications.
The following table reflects operating information by segment for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Net revenue:
Equipment	$472,567	$727,082	$759,331
Expendable Tools	62,371	63,941	71,070
Net revenue	534,938	791,023	830,401
Cost of sales :
Equipment	261,270	397,210	412,914
Expendable Tools	26,723	26,423	29,578
Cost of sales	287,993	423,633	442,492
Gross profit :
Equipment	211,297	329,872	346,417
Expendable Tools	35,648	37,518	41,492
Gross profit	246,945	367,390	387,909
Operating expenses:
Equipment	158,306	164,081	189,631
Expendable Tools	22,833	24,083	28,218
Operating expenses	181,139	188,164	217,849
Income from operations:
Equipment	52,991	165,791	156,786
Expendable Tools	12,815	13,435	13,274
Income from operations	$65,806	$179,226	$170,060

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables reflect assets by segment, capital expenditures and depreciation expense as of and for fiscal 2013, 2012, and 2011:

	As of
(in thousands)	September 28, 2013	September 29, 2012	October 1, 2011
Segment assets:
Equipment (1)	$764,793	$746,636	$639,149
Expendable Tools (1)	98,201	68,973	89,242
Total assets	$862,994	$815,609	$728,391

(1)
Increase in the Company's Equipment segment and increase in Expendable Tools from fiscal 2012 to 2013 were due to allocation, based upon fiscal year net revenue, of non-segment specific corporate assets. Corporate assets include: cash, cash equivalents, restricted cash, short-term investments, deferred income tax assets and other assets.

	Fiscal
(in thousands)	2013	2012	2011
Capital expenditures:
Equipment	$11,704	$5,318	$4,229
Expendable Tools	5,468	1,584	3,459
Capital expenditures	$17,172	$6,902	$7,688

	Fiscal
(in thousands)	2013	2012	2011
Depreciation expense
Equipment	$6,936	$5,745	$5,955
Expendable Tools	2,375	2,342	2,257
Depreciation expense	$9,311	$8,087	$8,212

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Destination sales to unaffiliated customers:
Taiwan	$150,271	$251,128	$240,390
China	124,272	160,573	132,933
Korea	36,949	71,552	114,130
Singapore	35,833	23,045	33,503
Philippines	30,257	33,715	16,806
Hong Kong	28,911	76,964	104,481
Malaysia	23,799	39,447	46,831
Japan	17,680	24,755	28,747
United States	14,652	13,433	17,955
Malta	9,552	6,089	10,009
Thailand	9,143	21,828	19,539
Germany	5,822	7,319	9,217
Vietnam	4,639	10,019	5,715
All other	43,158	51,156	50,145
Total destination sales to unaffiliated customers	$534,938	$791,023	$830,401

	Fiscal
(in thousands)	2013	2012	2011
Long-lived assets:
Singapore	$87,104	$67,060	$74,130
United States	7,525	14,193	13,043
China	6,718	4,438	4,470
Israel	5,674	8,078	7,887
Switzerland	252	6,101	6,522
All other	1,333	2,423	2,498
Total long-lived assets	$108,606	$102,293	$108,550

NOTE 12: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Agreement to Develop and Lease
On May 7, 2012, Pte entered into the ADL and a Lease Agreement with DBS Trustee Limited as trustee of the Landlord. Pursuant to the ADL, the Landlord agreed to develop a building at Lot 17622A Pt Mukim 18 at Serangoon North Avenue 5 (the “Building”) and Pte agreed to lease from the Landlord 198,134 square feet (the “Initial Premises”), representing approximately 69% of the Building. The Building is expected to be completed and ready for occupancy in the first quarter of fiscal 2014.
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the reserve for product warranty activity for fiscal 2013, 2012, and 2011:

	Fiscal
(in thousands)	2013	2012	2011
Reserve for product warranty, beginning of period	$2,412	$2,245	$2,657
Provision for product warranty	1,093	3,521	2,914
Product warranty costs paid	(2,311)	(3,354)	(3,326)
Reserve for product warranty, end of period	$1,194	$2,412	$2,245

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of September 28, 2013:

		Payments due by fiscal year
(in thousands)	Total	2014	2015	2016	2017	thereafter
Inventory purchase obligation (1)	$57,229	$57,229	$—	$—	$—	$—
Operating lease obligations (2)	31,211	3,700	3,380	2,761	2,364	19,006
Total	$88,440	$60,929	$3,380	$2,761	$2,364	$19,006

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(2)
The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2023 (not including lease extension options, if applicable).

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company is considered the owner of the Building during the construction phase of the ADL.  As of September 28, 2013, the Company has recorded a financing obligation of $19.4 million related to the Building and is expected to record an additional $0.6 million over the construction term, which is expected to be completed in the next twelve months. This financing obligation is not reflected in the table above.
Under the lease agreement contemplated by the ADL, (the “Lease Agreement”), the term for the rental of the Initial Premises is expected to be 10 years (the “Initial Term”). Pte will have the option to renew for two additional ten-year terms. The combined annual rent and service charge for the Initial Term will range between approximately $4.0 to $5.0 million Singapore dollars. Subject to renting a minimum amount of space, Pte will have a right of first refusal for all space that becomes available in the Building, and the Landlord has agreed to make available a certain amount of additional space for rental at Pte's option which may be exercised at certain points during the second half of the Initial Term. Subject to renting a minimum amount of space for a certain period, Pte will have partial surrender rights. In addition, Pte will have termination rights after renting the Initial Premises for a certain period of time. The Lease Agreement is not in effect as of the date of this report and is not reflected in the above table.
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2013, 2012, and 2011:

	Fiscal
	2013	2012	2011
Siliconware Precision Industries Ltd.	11.0%	14.9%	*
Advanced Semiconductor Engineering	*	22.4%	21.8%
 * Represents less than 10% of net revenue

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of September 28, 2013 and September 29, 2012:

	As of
	September 28, 2013	September 29, 2012
Siliconware Precision Industries Ltd.	19.5%	31.0%
STATS ChipPAC Ltd	14.5%	*
Haoseng Industrial Co., Ltd	11.9%	15.0%
* Represents less than 10% of total accounts receivable

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13: SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table reflects selected quarterly financial data for fiscal 2013 and 2012:

	Fiscal 2013 for the Quarter Ended
(in thousands, except per share amounts)	December 29	March 30	June 29	September 28	Fiscal 2013
Net revenue	$114,039	$106,110	$141,181	$173,608	$534,938
Gross profit	51,525	48,820	65,914	80,686	246,945
Income from operations	4,205	8,190	18,867	34,544	65,806
Provision for income taxes	775	1,041	247	5,247	7,310
Net income	$3,604	$7,336	$18,887	$29,531	$59,358

Net income per share (1):
Basic	$0.05	$0.10	$0.25	$0.39	$0.79
Diluted	$0.05	$0.10	$0.25	$0.39	$0.78

Weighted average shares outstanding:
Basic	74,852	75,166	75,231	75,279	75,132
Diluted	76,209	76,553	76,473	76,565	76,190

	Fiscal 2012 for the Quarter Ended
(in thousands, except per share amounts)	December 31	March 31	June 30	September 29 (2)	Fiscal 2012
Net revenue	$120,024	$146,308	$255,525	$269,166	$791,023
Gross profit	55,276	66,687	122,443	122,984	367,390
Income from operations	12,376	20,242	76,276	70,332	179,226
Provision for income taxes	1,977	1,616	6,847	3,231	13,671
Net income	$8,507	$16,617	$68,174	$67,282	$160,580

Net income per share (1):
Basic	$0.12	$0.23	$0.92	$0.91	$2.17
Diluted	$0.11	$0.22	$0.90	$0.89	$2.13

Weighted average shares outstanding:
Basic	73,540	73,825	74,067	74,116	73,887
Diluted	74,628	75,553	75,994	75,942	75,502

(1)	EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.

(2)	Includes approximately $7.5 million of income tax expense associated with additional tax exposure in Asia which was subsequently reversed in September 2012.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
Item 9A. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2013 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management's Report on Internal Control Over Financial Reporting
The management of Kulicke and Soffa Industries, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management evaluated the Company's internal control over financial reporting as of September 28, 2013. In making this assessment, management used the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of September 28, 2013, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of September 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended September 28, 2013 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE-Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE-Audit Committee” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE- Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERANCE - SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Board Matters” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	43
	Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012	45
	Consolidated Statements of Operations for fiscal 2013, 2012, and 2011	46
	Consolidated Statements of Comprehensive Income for fiscal 2013, 2012, and 2011	47
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2013, 2012, and 2011	48
	Consolidated Statements of Cash Flows for fiscal 2013, 2012 and 2011	49
	Notes to Consolidated Financial Statements	50

(2)	Financial Statements and Schedules:
	Schedule II - Valuation and Qualifying Accounts	81
	All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
(3)	Exhibits:

EXHIBIT NUMBER	ITEM
2.1
Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated July 31, 2008, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2008, SEC file number 000-00121.

2.1.1
Amendment No. 1 to the Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated as of September 5, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 2, 2008, SEC file number 000-00121.

2.2
Asset Purchase Agreement between Orthodyne Electronics Corporation and the Company, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 31, 2008, SEC file number 000-00121.

2.2.1
Amendment to the Asset Purchase Agreement between Orthodyne and the Company, dated as of October 3, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 8, 2008, SEC file number 000-00121.

2.2.2
Earnout Agreement between the Company and Orthodyne Electronics Corporation, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 31, 2008, SEC file number 000-00121.

3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, is incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2
The Company's Amended and Restated By-Laws, dated June 5, 2012, is incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

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

10.1
1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.2
2004 Israeli Addendum to 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vii) to the Company's Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.3
Form of Nonqualified Stock Option Agreement regarding the 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 8, 2008, SEC file number 000-00121.*

10.4
Form of Incentive Stock Option Agreement regarding the Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 8, 2008, SEC file number 000-00121.*

10.5
1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.6
2004 Israeli Addendum to the 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(ix) to the Company's Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.7
2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.8
2004 Israeli Addendum to the 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xii) to the Company's Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.9
Officer Incentive Compensation Plan, dated August 2, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, SEC file number 000-00121.*

10.10
2008 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 12, 2008, SEC file number 000-00121.*

10.11	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*
10.12
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.13
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.14	Amendment No. 3 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 21, 2012.*
10.15
Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10(xxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.16
Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 9, 2010.*

10.17
Form of Officer Restricted Share Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10(xxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.18
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 9, 2010.*

10.19	Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan.*
10.20
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.21
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.22	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2009.*
10.23	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2011.*
10.24	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 2010.*
10.25
Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2010.*

10.26
Letter Agreement between the Company and Alan Schindler, dated March 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.*

10.27
Employment Agreement between the Company and Christian Rheault, dated June 25, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.*

10.28
Letter Agreement between the Company and Shay Torton, dated March 15, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.*

10.29	Letter Agreement between the Company and Tek Chee Mak, as of October 26, 2011.*
10.30
Facilities Agreement between Kulicke and Soffa Ptd. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.

10.31
Debenture between Kulicke and Soffa Pte. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.

10.32
Agreement to Develop and Lease between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated May 7, 2012, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. **

10.33	Form of Indemnification Agreement, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 * Indicates a management contract or compensatory plan or arrangement
** Portions of this exhibit have been omitted pursuant to an order granted confidential treatment under the
Securities Exchange Act of 1934 issued by the Securities and Exchange Commission.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts

Fiscal 2013:	Beginning of period	Charged to Costs and Expenses		Other Additions		Other Deductions		End of period

Allowance for doubtful accounts	$937	$(371)		$—		$(62)	(1)	$504

Inventory reserve	$18,617	$3,561		$—		$(8,058)	(2)	$14,120

Valuation allowance for deferred taxes	$25,015	$1,429	(3)	$—		$—		$26,444

Fiscal 2012:

Allowance for doubtful accounts	$2,194	$(1,239)		$—		$(18)	(1)	$937

Inventory reserve	$15,099	$6,060		$—		$(2,542)	(2)	$18,617

Valuation allowance for deferred taxes	$23,777	$1,261		$—		$(23)		$25,015

Fiscal 2011:

Allowance for doubtful accounts	$980	$1,219		$—		$(5)	(1)	$2,194

Inventory reserve	$10,140	$6,701		$—		$(1,742)	(2)	$15,099

Valuation allowance for deferred taxes	$27,856	$(1,980)	(3)	$(2,099)	(4)	—		$23,777

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects increase/decrease in the valuation allowance primarily associated with the Company's U.S. and foreign net operating losses and other deferred tax assets.
(4)	Release of valuation allowance related to prior stock option exercises recorded to additional paid in capital.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ BRUNO GUILMART
Bruno Guilmart
President and Chief Executive Officer

Dated:	November 14, 2013

Signature	Title	Date

/s/ BRUNO GUILMART	President and Chief Executive Officer and Director	November 14, 2013
Bruno Guilmart	(principal executive officer)

/s/ JONATHAN CHOU	Senior Vice President, Chief Financial Officer	November 14, 2013
Jonathan Chou	(principal accounting officer)

/s/ BRIAN R. BACHMAN	Director	November 14, 2013
Brian R. Bachman

/s/ JOHN A. O'STEEN	Director	November 14, 2013
John A. O'Steen

/s/ GARRETT E. PIERCE	Director	November 14, 2013
Garrett E. Pierce

/s/ MACDONELL ROEHM, JR.	Director	November 14, 2013
MacDonell Roehm, Jr.

/s/ CHIN HU LIM	Director	November 14, 2013
Chin Hu Lim

/s/ MUI SUNG YEO	Director	November 14, 2013
Mui Sung Yeo

/s/ GREGORY F. MILZCIK	Director	November 14, 2013
Gregory F. Milzcik

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
2.1
Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated July 31, 2008, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2008, SEC file number 000-00121.

2.1.1
Amendment No. 1 to the Master Sale and Purchase Agreement between W.C. Heraeus GmbH and the Company, dated as of September 5, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 2, 2008, SEC file number 000-00121.

2.2
Asset Purchase Agreement between Orthodyne Electronics Corporation and the Company, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 31, 2008, SEC file number 000-00121.

2.2.1
Amendment to the Asset Purchase Agreement between Orthodyne and the Company, dated as of October 3, 2008, is incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 8, 2008, SEC file number 000-00121.

2.2.2
Earnout Agreement between the Company and Orthodyne Electronics Corporation, dated July 31, 2008, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 31, 2008, SEC file number 000-00121.

3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, is incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2
The Company's Amended and Restated By-Laws, dated June 5, 2012, is incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

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

10.1
1997 Non-Qualified Stock Option Plan for Non-Employee Directors (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.2
2004 Israeli Addendum to 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(vii) to the Company's Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.3
Form of Nonqualified Stock Option Agreement regarding the 1998 Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 8, 2008, SEC file number 000-00121.*

10.4
Form of Incentive Stock Option Agreement regarding the Employee Incentive Stock Option and Non-Qualified Stock Option Plan, is incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 8, 2008, SEC file number 000-00121.*

10.5
1999 Nonqualified Employee Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xv) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.6
2004 Israeli Addendum to the 1999 Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(ix) to the Company's Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.7
2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xix) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, SEC file number 000-00121.*

10.8
2004 Israeli Addendum to the 2001 Employee Incentive Stock Option and Non-Qualified Stock Option Plan (as amended and restated effective March 21, 2003), is incorporated herein by reference to Exhibit 10(xii) to the Company's Post-Effective Amendment No.4 on Form S-1 to the Registration Statement on Form S-3 filed on December 14, 2004, SEC file number 333-111478.*

10.9
Officer Incentive Compensation Plan, dated August 2, 2005, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, SEC file number 000-00121.*

10.10
2008 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 12, 2008, SEC file number 000-00121.*

10.11	2009 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on February 10, 2009.*
10.12
Amendment No. 1 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 15, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.13
Amendment No. 2 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 30, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2009.*

10.14	Amendment No. 3 to the Kulicke and Soffa Industries, Inc. 2009 Equity Plan, effective September 21, 2012.*
10.15
Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10(xxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.16
Form of Officer Performance Share Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 9, 2010.*

10.17
Form of Officer Restricted Share Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10(xxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2009.*

10.18
Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan, is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated December 9, 2010.*

10.19	Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan.*
10.20
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.21
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.22	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2009.*
10.23	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2011.*
10.24	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 2010.*
10.25
Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2010.*

10.26
Letter Agreement between the Company and Alan Schindler, dated March 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.*

10.27
Employment Agreement between the Company and Christian Rheault, dated June 25, 2009, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.*

10.28
Letter Agreement between the Company and Shay Torton, dated March 15, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.*

10.29	Letter Agreement between the Company and Tek Chee Mak, as of October 26, 2011.*
10.30
Facilities Agreement between Kulicke and Soffa Ptd. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.

10.31
Debenture between Kulicke and Soffa Pte. Ltd. and DBS Bank Ltd., dated April 4, 2011, is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011.

10.32
Agreement to Develop and Lease between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated May 7, 2012, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. **

10.33	Form of Indemnification Agreement, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

  * Indicates a management contract or compensatory plan or arrangement
** Portions of this exhibit have been omitted pursuant to an order granted confidential treatment under the
Securities Exchange Act of 1934 issued by the Securities and Exchange Commission.