Form 10-Q
period 2013-12-28
KULICKE & SOFFA INDUSTRIES INC
filed 2014-01-29
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                    .

Commission File No. 0-121

KULICKE AND SOFFA INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1498399
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

23A Serangoon North Avenue 5, #01-01 K&S Corporate Headquarters, Singapore 554369
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

As of January 24, 2014, there were 76,399,304 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.
FORM 10 – Q
December 28, 2013

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	December 28, 2013	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$550,598	$521,788
Short-term investments	6,552	3,252
Accounts and notes receivable, net of allowance for doubtful accounts of $733 and $504, respectively	113,246	162,714
Inventories, net	36,262	38,135
Prepaid expenses and other current assets	16,818	24,012
Deferred income taxes	4,474	4,487
Total current assets	727,950	754,388

Property, plant and equipment, net	52,531	47,541
Goodwill	41,546	41,546
Intangible assets	9,880	11,209
Other assets	8,293	8,310
TOTAL ASSETS	$840,200	$862,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,093	$37,030
Accrued expenses and other current liabilities	28,352	38,868
Income taxes payable	2,006	1,504
Total current liabilities	52,451	77,402

Financing obligation	19,788	19,396
Deferred income taxes	40,573	40,709
Other liabilities	8,927	8,822
TOTAL LIABILITIES	$121,739	$146,329

Commitments and contingent liabilities (Note 11)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 81,336 and 80,237, respectively; outstanding 76,382 and 75,283 shares, respectively	471,388	467,525
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	289,921	291,878
Accumulated other comprehensive income	3,508	3,618
TOTAL SHAREHOLDERS' EQUITY	$718,461	$716,665

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$840,200	$862,994
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended
	December 28, 2013	December 29, 2012
Net revenue	$79,113	$114,039
Cost of sales	40,748	62,514
Gross profit	38,365	51,525
Selling, general and administrative	23,102	29,067
Research and development	17,471	18,253
Operating expenses	40,573	47,320
(Loss) Income from operations	(2,208)	4,205
Interest income	279	174
Interest expense	(119)	—
(Loss) Income from operations before income taxes	(2,048)	4,379
(Benefit) Provision for income taxes	(91)	775
Net (loss) income	$(1,957)	$3,604

Net (loss) income per share:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.05

Weighted average shares outstanding:
Basic	75,912	74,852
Diluted	75,912	76,209

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended
	December 28, 2013	December 29, 2012
Net (loss) income	$(1,957)	$3,604
Other comprehensive income:
Foreign currency translation adjustment	110	711
Unrecognized actuarial loss, Switzerland pension plan, net of tax	—	(17)
Total other comprehensive income	110	694
Comprehensive income	$(1,847)	$4,298
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three months ended
	December 28, 2013	December 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,957)	$3,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,992	4,802
Equity-based compensation and employee benefits	3,396	3,201
Adjustment for doubtful accounts	229	90
Adjustment for inventory valuation	905	2,077
Deferred taxes	(116)	656
Changes in operating assets and liabilities:
Accounts and notes receivable	49,245	89,895
Inventory	972	2,617
Prepaid expenses and other current assets	7,197	5,557
Accounts payable, accrued expenses and other current liabilities	(26,019)	(54,063)
Income taxes payable	505	(1,376)
Other, net	(100)	1,434
Net cash provided by operating activities	37,249	58,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,429)	(1,616)
Purchases of short term investment	(3,300)	—
Changes in restricted cash, net	—	(2,900)
Net cash used in investing activities	(8,729)	(4,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(209)	—
Proceeds from exercise of common stock options	467	159
Net cash provided by financing activities	258	159
Effect of exchange rate changes on cash and cash equivalents	32	(211)
Changes in cash and cash equivalents	28,810	53,926
Cash and cash equivalents at beginning of period	521,788	440,244
Cash and cash equivalents at end of period	$550,598	$494,170

CASH PAID FOR:
Interest	$119	$—
Income taxes	$890	$1,104

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
The interim consolidated financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2013, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012, and the related Consolidated Statements of Operations, Statements of Other Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended September 28, 2013. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. Fiscal 2014 quarters end on December 28, 2013, March 29, 2014, June 28, 2014 and September 27, 2014. Fiscal 2013 quarters ended on December 29, 2012, March 30, 2013, June 29, 2013 and September 28, 2013. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of December 28, 2013 and September 28, 2013 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of December 28, 2013 and September 28, 2013, fair value approximated the cost basis for cash equivalents.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for all spare parts, and 12 months forecasted future consumption for expendable tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. The Company communicates forecasts of its future consumption to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
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
Valuation of Long-Lived Assets
In accordance with ASC No. 360, Property, Plant & Equipment ("ASC 360"), the Company's property, plant and equipment is tested for impairment based on undiscounted cash flows when triggering events occur, and if impaired, written down to fair value based on either discounted cash flows or appraised values. ASC 360 also provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held for sale. The carrying amount of an asset or asset group is not recoverable to the extent it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity's own assumptions about its use of the asset or asset group and must factor in all available evidence.
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends and significant changes in market capitalization. During the fiscal quarter ended December 28, 2013, no triggering events occurred.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook process. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three months ended December 28, 2013, no triggering events occurred.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the assumptions as to prices, costs, growth rates or other factors that may result in changes in the estimates of future cash flows. Although the Company believes the assumptions that it has used in testing for impairment are reasonable, significant changes in any one of the assumptions could produce a significantly different result. Indicators of potential impairment may lead the Company to perform interim goodwill impairment assessments, including significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition.
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
Prior Period Adjustment
During the three months ended December 28, 2013, the Company identified a prior period adjustment of $0.8 million relating to the provision of input tax receivables that resulted in increased selling, general and administrative expense and a reduction of input tax receivable that should have been recorded during the three months ended September 28, 2013. This error was corrected during the quarter ended December 28, 2013 and management has deemed that the adjustment was not material to the previous quarter ended September 28, 2013, the fiscal year ended September 28, 2013, and the expected full year results of the current year ending September 27, 2014.
Recent Accounting Pronouncements
There were no new accounting pronouncements applicable to the Company during the three months ended December 28, 2013.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of December 28, 2013 and September 28, 2013:

	As of
(in thousands)	December 28, 2013	September 28, 2013
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$6,552	$3,252

Inventories, net:
Raw materials and supplies	$21,545	$19,703
Work in process	13,143	12,219
Finished goods	15,899	20,333
	50,587	52,255
Inventory reserves	(14,325)	(14,120)
	$36,262	$38,135
Property, plant and equipment, net:
Buildings and building improvements (2)	$23,079	$3,060
Leasehold improvements	12,470	15,763
Data processing equipment and software	24,670	24,549
Machinery, equipment, furniture and fixtures	54,176	48,998
Construction in progress (2)	—	19,396
	114,395	111,766
Accumulated depreciation	(61,864)	(64,225)
	$52,531	$47,541
Accrued expenses and other current liabilities:
Wages and benefits	$10,222	$19,779
Accrued customer obligations (3)	8,597	8,270
Commissions and professional fees	1,718	2,640
Severance	973	1,468
Other	6,842	6,711
	$28,352	$38,868

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of December 28, 2013 and September 28, 2013, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 28, 2013 and December 29, 2012.

(2)
Pursuant to ASC No. 840, Leases, the Company was considered to be the owner of the building during the construction phase for the Agreement to Develop and Lease (the “ADL”) facility being developed by Mapletree Industrial Trust (the “Landlord”) in Singapore—see Notes 6 and 11 below. The construction costs incurred to date in relation to the relevant proportion of the Company's lease are recognized on the Consolidated Balance Sheet as of December 28, 2013.

The building was completed on December 1, 2013 and the cost of construction of $20.0 million was reclassified from construction in progress to buildings and building improvements.

(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2013 and concluded that no impairment charge was required. During the three months ended December 28, 2013, the Company reviewed the qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.

In 2008, the Company acquired Orthodyne and added wedge bonder products to the portfolio of business.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of December 28, 2013 and September 28, 2013:

	As of		Average estimated
(dollar amounts in thousands)	December 28, 2013	September 28, 2013	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(24,901)	(23,715)
Net wedge bonder developed technology	8,299	9,485

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(19,300)	(19,300)
Net wedge bonder customer relationships	—	—

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(3,019)	(2,876)
Net wedge bonder trade name	1,581	1,724

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	—	—
Net intangible assets	$9,880	$11,209

The following table reflects estimated annual amortization expense related to intangible assets as of December 28, 2013:

As of
(in thousands)	December 28, 2013
Remaining fiscal 2014	$3,988
Fiscal 2015	5,318
Fiscal 2016	574
Total amortization expense	$9,880

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
Cash and cash equivalents consisted of the following as of December 28, 2013:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$136,981	$—	$—	$136,981
Cash equivalents:
Money market funds	225,967	—	—	225,967
Time deposits	187,650	—	—	187,650
Total cash and cash equivalents	550,598	—	—	550,598
Short-term investments:
Time deposits	6,552	—	—	6,552
Total short-term investments	6,552	—	—	6,552
Total cash, cash equivalents and short-term investments	$557,150	$—	$—	$557,150
Cash and cash equivalents consisted of the following as of September 28, 2013:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$113,295	$—	$—	$113,295
Cash equivalents:
Money market funds	226,272	—	—	226,272
Time deposits	182,221	—	—	182,221
Total cash and cash equivalents	$521,788	$—	$—	$521,788
Short-term investments
Time deposits	3,252	—	—	3,252
Total short-term investments	3,252	—	—	3,252
Total cash, cash equivalents and short-term investments	$525,040	$—	$—	$525,040

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the quarter ended December 28, 2013.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Fair Value of Financial Instruments
Amounts reported as cash and equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate fair value.
The fair value of our financial assets and liabilities at December 28, 2013 were determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$136,981	$136,981	$—	$—
Cash equivalents:
Money market funds	225,967	225,967	—	—
Time deposits	187,650	187,650	—	—
Short-term investments:
Time deposits	6,552	6,552	—	—
Total assets	$557,150	$557,150	$—	$—
The fair value of our financial assets and liabilities at September 28, 2013 were determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$113,295	$113,295	$—	$—
Cash equivalents
Money market funds	226,272	226,272	—	—
Time deposits	182,221	182,221	—	—
Short-term investments
Time deposits	3,252	3,252	—	—
Total assets	$525,040	$525,040	$—	$—

NOTE 6: DEBT AND OTHER OBLIGATIONS
Agreement to Develop and Lease and Lease Agreement
On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, entered into the ADL with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”).  Pursuant to the ADL, the Landlord agreed to develop a building at 23A Serangoon North Avenue 5, #01-01 K&S Corporate Headquarters, Singapore 554369 (the “Building”). The lease has a ten year non-cancellable term and contains options to renew for a further two 10-year terms. The annual rent and service charge for the Initial Term range between approximately $4 million to approximately $5 million Singapore dollars.  The Tenant has a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental by the Tenant at the Tenant’s option which may be exercised at certain points during the second half of the Initial Term. Subject to the Tenant renting a minimum amount of space for a certain period, the Tenant has partial surrender rights. In addition, the Tenant has termination rights after renting the Initial Premises for a certain period of time.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The Building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet (the “Initial Premises”), representing approximately 70% of the Building. In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. Once construction was complete we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the Landlord’s asset and associated financing obligation from the consolidated balance sheet. Our lease contained collateral, considered a prohibited form of continuing involvement under ASC 840-40 and therefore involvement that precluded us from derecognizing the asset and associated financing obligation.

As such, we reclassified the asset from construction in progress to Property Plant and Equipment and began to depreciate the building over its estimated useful life of twenty five years. We concluded that the term of the financing obligation is 10 years (the “Initial Term”). This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on using an interest rate of 6.33% over the initial term.  The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied the deemed landlord financing obligation and interest expense.  The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Bank Guarantee
On May 7, 2012, Pte obtained a bank guarantee from DBS Bank Ltd., which was furnished to the Landlord and expired on May 9, 2013, at which time Pte replaced the bank guarantee with a cash deposit of an equivalent amount. The cash deposit was refunded on December 6, 2013.
Credit facility
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars to the Landlord in connection with the Lease Agreement. The bank guarantee is effective from December 1, 2013.
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
The following table reflects the Company’s matching contributions to the Plan during the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(in thousands)	December 28, 2013	December 29, 2012
Cash	$281	$723

Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of December 28, 2013 and September 28, 2013:

	As of
(in thousands)	December 28, 2013	September 28, 2013
Gain from foreign currency translation adjustments	$4,072	$4,182
Unrecognized actuarial loss, Switzerland pension plan, net of tax	(227)	(227)
Switzerland pension plan curtailment	(337)	(337)
Accumulated other comprehensive income	$3,508	$3,618

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Equity-Based Compensation
As of December 28, 2013, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of December 28, 2013, the Company’s one active plan, the 2009 Equity Plan, had 3.8 million shares of common stock available for grant to its employees and directors.

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

•
In general, stock options and time-based restricted stock awarded to employees vest annually over a three year period provided the employee remains employed by the Company. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended December 28, 2013 and December 29, 2012 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(shares in thousands)	December 28, 2013	December 29, 2012
Market-based restricted stock	324	343
Time-based restricted stock	581	528
Performance-based restricted stock	—	57
Common stock	15	20
Equity-based compensation in shares	920	948
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(in thousands)	December 28, 2013	December 29, 2012
Cost of sales	$105	$148
Selling, general and administrative	2,616	2,326
Research and development	675	727
Total equity-based compensation expense	$3,396	$3,201

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects equity-based compensation expense, by type of award, for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(in thousands)	December 28, 2013	December 29, 2012
Market-based restricted stock	$1,472	$1,225
Time-based restricted stock	1,705	1,732
Performance-based restricted stock	33	9
Stock options	6	25
Common stock	180	210
Total equity-based compensation expense	$3,396	$3,201

NOTE 8: EARNINGS PER SHARE
Basic (loss) income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three months ended December 28, 2013, 0.1 million stock options and 0.8 million restricted stocks were excluded due to the Company's net loss.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(in thousands, except per share)	December 28, 2013		December 29, 2012
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss) income	$(1,957)	$(1,957)	$3,604	$3,604
Net (loss) income applicable to common shareholders	$(1,957)	$(1,957)	$3,604	$3,604
DENOMINATOR:
Weighted average shares outstanding - Basic	75,912	75,912	74,852	74,852
Stock options		—		105
Time-based restricted stock		—		430
Market-based restricted stock		—		822
Weighted average shares outstanding - Diluted (1)		75,912		76,209
EPS:
Net (loss) income per share - Basic	$(0.03)	$(0.03)	$0.05	$0.05
Effect of dilutive shares		—		—
Net (loss) income per share - Diluted		$(0.03)		$0.05

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 9: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(dollar amounts in thousands)	December 28, 2013	December 29, 2012
(Loss) Income from operations before income taxes	$(2,048)	$4,379
(Benefit) Provision for income taxes	(91)	775
Net (loss) income	$(1,957)	$3,604

Effective tax rate	4.4%	17.7%

For the three months ended December 28, 2013 and December 29, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, other U.S. deferred taxes and additional foreign expenses or benefits related to returns filed in the current period.
The effective tax rate for the period ended December 28, 2013 of 4.4% decreased from the effective rate for the fiscal period ended September 28, 2013 of 11.0% primarily due to certain immaterial changes in estimates that were recorded upon filing tax returns in foreign jurisdictions offset by the withholding tax expense recognized in a foreign jurisdiction.
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

NOTE 10: SEGMENT INFORMATION
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects operating information by segment for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(in thousands)	December 28, 2013	December 29, 2012
Net revenue:
Equipment	$63,145	$99,902
Expendable Tools	15,968	14,137
Net revenue	79,113	114,039
Cost of sales :
Equipment	34,473	56,432
Expendable Tools	6,275	6,082
Cost of sales	40,748	62,514
Gross profit :
Equipment	28,672	43,470
Expendable Tools	9,693	8,055
Gross profit	38,365	51,525
Operating expenses:
Equipment	35,552	41,725
Expendable Tools	5,021	5,595
Operating expenses	40,573	47,320
Income (loss) from operations:
Equipment	(6,880)	1,745
Expendable Tools	4,672	2,460
Income (loss) from operations	$(2,208)	$4,205

The following table reflects assets by segment as of December 28, 2013 and September 28, 2013:

	As of
(in thousands)	December 28, 2013	September 28, 2013
Segment assets:
Equipment	$706,872	$764,793
Expendable Tools	133,328	98,201
Total assets	$840,200	$862,994

The following tables reflect capital expenditures and depreciation expense for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(in thousands)	December 28, 2013	December 29, 2012
Capital expenditures:
Equipment	$4,232	$779
Expendable Tools	1,197	837
Capital expenditures	$5,429	$1,616

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands)	December 28, 2013	December 29, 2012
Depreciation expense
Equipment	$1,098	$1,896
Expendable Tools	565	611
Depreciation expense	$1,663	$2,507

NOTE 11: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Agreement to Develop and Lease
On May 7, 2012, Pte entered into the ADL and a Lease Agreement with DBS Trustee Limited as trustee of the Landlord. Pursuant to the ADL, the Landlord agreed to develop a building at 23A Serangoon North Avenue 5, #01-01 K&S Corporate Headquarters, Singapore 554369 and Pte agreed to lease from the Landlord approximately 198,000 square feet representing approximately 70% of the Building. The Building was completed on December 1, 2013.
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs.
The following table reflects the reserve for product warranty activity for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(in thousands)	December 28, 2013	December 29, 2012
Reserve for product warranty, beginning of period	$1,194	$2,412
Provision for product warranty	148	65
Product warranty costs paid	(455)	(793)
Reserve for product warranty, end of period	$887	$1,684

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of December 28, 2013:

		Payments due by fiscal year
(in thousands)	Total	2014	2015	2016	2017	thereafter
Inventory purchase obligation (1)	$56,832	$56,832	$—	$—	$—	$—
Operating lease obligations (2)	29,733	2,283	3,345	3,116	2,787	18,202
Total	$86,565	$59,115	$3,345	$3,116	$2,787	$18,202

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(2)
The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase of the ADL.  As of December 28, 2013, the Company has recorded a financing obligation of $19.8 million related to the Building. This financing obligation is not reflected in the above table.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Under the Lease Agreement signed on December 1, 2013, the term for the rental of the Initial Premises is 10 years, (the “Initial Term”). Pte has the option to renew for two additional ten-year terms. The combined annual rent and service charge for the Initial Term will range between approximately $4.0 to $5.0 million Singapore dollars. Subject to renting a minimum amount of space, Pte will have a right of first refusal for all space that becomes available in the Building, and the Landlord has agreed to make available a certain amount of additional space for rental at Pte's option which may be exercised at certain points during the second half of the Initial Term. Subject to renting a minimum amount of space for a certain period, Pte will have partial surrender rights. In addition, Pte will have termination rights after renting the Initial Premises for a certain period of time.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
	December 28, 2013	December 29, 2012
Powertech Technology Inc.	13.2%	*
Advanced Semiconductor Engineering	*	12.7%
STATS ChipPAC Ltd	*	11.1%
 * Represents less than 10% of net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 28, 2013 and December 29, 2012:

	As of
	December 28, 2013	December 29, 2012
Siliconware Precision Industries Co. Limited	27.4%	*
Haoseng Industrial Co., Ltd	10.8%	23.6%
STATS ChipPAC Ltd	*	13.0%
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
Our Equipment segment is primarily affected by the industry's internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that positively or negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as this mix can affect our products' average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. As of December 28, 2013, our total cash, cash equivalents and investments was $550.6 million, a $28.8 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in organic product development and non-organic opportunities.
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
In addition to gold, silver alloy wire and aluminum wire, our leadership in the industry's use of copper wire for the bonding process is an example of the benefits of our collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes, which have made copper wire widely accepted and significantly reducing the cost of assembling an integrated circuit. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the demand for copper configured wire bonders is likely to remain solid.
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
We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly, in particular for general lighting. We expect the next wave of growth in the LED market to be high brightness LED for general lighting. We also believe there is an opportunity for growth in wire bonding sales at wafer level using our ATPremier Plus.
Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In 2013, we launched a new line of high performance wedge bonder products, PowerFusionPS. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We also intend to initiate design of our next power module wedge bonder.

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
Our technology leadership and bonding process know-how are enabling us to develop highly function-specific equipment with best-in-class throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We have established a dedicated team to develop advanced packaging bonders for the emerging three-dimensional integrated circuit (“3DIC”) market, and in November 2013, we shipped the first C2S (Chip-to-Substrate) alpha machine to a strategic customer. 3DIC saves space and reduces form factor by stacking separate chips in a single package. It also improves performance while reducing power consumption. Mobile devices such as smartphones and tablets are the main drivers of this market.
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
Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three months ended December 28, 2013 and December 29, 2012, respectively:

	Three months ended
	December 28, 2013		December 29, 2012
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$63,145	79.8%	$99,902	87.6%
Expendable Tools	15,968	20.2%	14,137	12.4%
	$79,113	100.0%	$114,039	100.0%

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

(1) Power Series (“PS”)

Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series - a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use. Our Power Series consists of our IConnPS high-performance ball bonders and our ConnXPS cost-performance ball bonders, both of which can be configured for either gold or copper wire. Our ConnXPS LED and our ConnXPS VLED are targeted specifically at the fast growing LED market. Our IConnPS LA and ConnXPS LA are targeted for large bondable area applications. In 2013, we introduced our next generation IConnPS ProCu Plus and IConnPS ProCu Plus LA, which further improved wire bonding production capability for advanced wafer nodes at 28 nanometer and below.

•	Our Power Series products are setting new standards in wire bonding.

•
Our ball bonders are capable of bonding advanced devices with very fine pitch, creating complex loop shapes needed in the assembly of advanced semiconductor packages as well as bonding on the latest 28 nanometer silicon node.

•	Our installed base of gold wire ball bonders can also be retrofitted for copper wire applications with kits which we sell separately.

•
Our AT Premier Plus machine utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

Heavy Wire Bonders
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
Our portfolio of wedge bonding products includes:

•	The 3600Plus: high speed, high accuracy wire bonders designed for power modules, automotive packages and other heavy wire multi-chip module applications.

•	The 3700Plus: wire bonders designed for hybrid and automotive modules using thin aluminum wire.

•	The 7200Plus: dual head wedge bonders designed specifically for power semiconductor applications.

•	The 7200HD: heavy wire wedge bonders designed for smaller power packages using either aluminum wire or ribbon.

•	The PowerFusionPS Semiconductor Wedge Bonders - Configurable in single, dual and multi-head configurations using aluminum wire and PowerRibbonTM:

◦	The PowerFusionPS TL: designed for low-cost, high volume power semiconductor applications.

◦	The PowerFusionPS HL: designed for advanced power semiconductor applications.
While wedge bonding traditionally utilizes aluminum wire, all of our heavy wire wedge bonders are also available to be modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.
In 2013, we introduced PowerFusionPS, which is driven by new powerful direct-drive motion systems and expanded pattern recognition capabilities. The advanced interconnect capabilities of PowerFusionPS improves the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability and superior indexing accuracy and teach mode.
Other Equipment Products and Services
We also sell manual wire bonders, and we offer spare parts, equipment repair, maintenance and servicing, training services, and upgrades for our equipment through our Support Services business unit.
In 2013, we introduced K&S Care, a new professional service, designed to help customers operate their machines at an optimum level under the care our trained specialists. K&S Care includes a range of programs, offering different levels of service depending on customer needs.

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

•
Bonding wedges:  expendable tools used in heavy wire wedge bonders. Like capillaries, their features are tailored to specific applications. We design and build bonding wedges for use both in our own equipment and in our competitors' equipment.

•
Dicing blades:  expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die and to cut semiconductor devices that have been moulded in a matrix configuration into individual units.

In 2013, we introduced the Optoceramic and OptoPCB package singulation blades for the LED market. The blades enable an improvement on package singulation quality, precision and productivity by providing a significantly longer life blade, and improved stability.
We also introduced ACS Pro Capillary, which is a new generation of copper capillary for advanced copper wire bonding applications.

RESULTS OF OPERATIONS
The following table reflects our income from operations for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(dollar amounts in thousands)	December 28, 2013	December 29, 2012	$ Change	% Change
Net revenue	$79,113	$114,039	$(34,926)	(30.6)%
Cost of sales	40,748	62,514	(21,766)	(34.8)%
Gross profit	38,365	51,525	(13,160)	(25.5)%
Selling, general and administrative	23,102	29,067	(5,965)	(20.5)%
Research and development	17,471	18,253	(782)	(4.3)%
Operating expenses	40,573	47,320	(6,747)	(14.3)%
(Loss) Income from operations	$(2,208)	$4,205	$(6,413)	(152.5)%
Our net revenues for the three months ended December 28, 2013 decreased significantly as compared to our net revenues for the three months ended December 29, 2012 due to reduced customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past.  Customer demand for our products could continue to remain weak and lead to a decline in our net revenues.  If there is a significant slowdown of transition from gold to copper wire bonding by our customers, then our net revenues may continue to decline.
Net Revenue
Approximately 94.1% and 97.1% of our net revenue for the three months ended December 28, 2013 and December 29, 2012, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.
The following tables reflect net revenue by business segment for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(dollar amounts in thousands)	December 28, 2013	December 29, 2012	$ Change	% Change
Equipment	$63,145	$99,902	$(36,757)	(36.8)%
Expendable Tools	15,968	14,137	1,831	13.0%
Total net revenue	$79,113	$114,039	$(34,926)	(30.6)%

Equipment
The following table reflects the components of Equipment net revenue change between the three months ended December 28, 2013 and December 29, 2012:

	December 28, 2013 vs. December 29, 2012
	Three months ended
(in thousands)	Price	Volume	$ Change
Equipment	$(807)	$(35,950)	$(36,757)
For the three months ended December 28, 2013, the lower equipment net revenue as compared to the prior year period was primarily due to the lower sales volume of our ball bonders. The sales volume reduction in ball bonders was mainly attributable to the lower equipment utilization rate, therefore lower demand from our customer. In addition to sales volume, pricing on our ball bonders was lower due to customer mix change.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three months ended December 28, 2013 and December 29, 2012:

	December 28, 2013 vs. December 29, 2012
	Three months ended
(in thousands)	Price	Volume	$ Change
Expendable Tools	$433	$1,398	$1,831

For the three months ended December 28, 2013, the Expendable Tools net revenue increased 13.0% as compared to the prior year period was primarily due to the sales volume increase in wedge bonder tools. In addition to sales volume increase, we experienced a more favorable product mix.
Gross Profit
The following table reflects gross profit by business segment for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(dollar amounts in thousands)	December 28, 2013	December 29, 2012	$ Change	% Change
Equipment	$28,672	$43,470	$(14,798)	(34.0)%
Expendable Tools	9,693	8,055	1,638	20.3%
Total gross profit	$38,365	$51,525	$(13,160)	(25.5)%

The following table reflects gross profit as a percentage of net revenue by business segment for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended		Basis Point
	December 28, 2013	December 29, 2012	Change
Equipment	45.4%	43.5%	190
Expendable Tools	60.7%	57.0%	370
Total gross margin	48.5%	45.2%	330

Equipment
The following table reflects the components of Equipment gross profit change between the three months ended December 28, 2013 and December 29, 2012:

	December 28, 2013 vs. December 29, 2012
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(807)	$490	$(14,481)	$(14,798)
For the three months ended December 28, 2013, the lower Equipment gross profit as compared to the prior year period was primarily due to the lower sales volume from our ball bonders. The sales volume reduction in ball bonders was mainly attributable to the lower equipment utilization rate, therefore lower demand from our customer. In addition to lower sales volume, pricing on our ball bonders was lower due to customer mix change. The gross margin was higher due to product mix change.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three months ended December 28, 2013 and December 29, 2012:

	December 28, 2013 vs. December 29, 2012
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$433	$407	$798	$1,638
For the three months ended December 28, 2013, Expendable Tools gross profit increased 20.3% as compared to the prior year period, primarily due to sales volume increase in wedge bonder tools. The higher sales volume resulted in decreased manufacturing costs due to higher absorption of the fixed manufacturing costs. In addition to sales volume increase, we experienced a more favorable product mix.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended		Basis point
	December 28, 2013	December 29, 2012	change
Selling, general & administrative	29.2%	25.5%	370
Research & development	22.1%	16.0%	610
Total	51.3%	41.5%	980
Selling, General and Administrative (“SG&A”)
SG&A decreased $6.0 million during the three months ended December 28, 2013 as compared to the three months ended December 29, 2012, due to decrease in incentive compensation of $2.4 million as a result of the current fiscal quarter loss, decrease in amortization expenses of $1.0 million due to the intangible assets relating to the Orthodyne customer relationships being fully amortized, net favorable variance of $1.3 million in foreign exchange rates due to the strengthening of the U.S dollar against the foreign currency denominated liabilities which have increased in the current period, decrease in severance expenses of $0.7 million, lower staff costs of $0.6 million due to lower headcount, decrease in depreciation expense of $0.4 million as a result of accelerated depreciation being recorded in FY 2013 relating to the move of the new corporate headquarters in Singapore and lower legal fees of $0.3 million. This is offset by $0.8 million provision of input tax receivables.
Research and Development (“R&D”)
R&D expense decreased $0.8 million for the three months ended December 28, 2013 as compared to the same period a year ago, in which we recorded a provision of a Research Incentive Scheme for Companies grant receivable of $2.3 million. This is offset by an increase of $1.6 million of prototype materials for new product development.
Income from Operations
For the three months months ended December 28, 2013, total income from operations was lower by $6.4 million. This was primarily due to lower revenue and margin for equipment sales as explained above.

Interest Income and Expense
The following table reflects interest income and interest expense for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(dollar amounts in thousands)	December 28, 2013	December 29, 2012	$ Change	% Change
Interest income	$279	$174	$105	60.3%
Interest expense	(119)	$—	$(119)	100.0%
Interest income for the three months ended December 28, 2013 was higher as compared to the three months ended December 29, 2012 due to higher interest income derived from short term investments and a larger cash balance. Interest expense for the three months ended December 28, 2013 was attributable to the interest on financing obligation relating to the new building. (Refer to Note 6 of Item 1)
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(in thousands)	December 28, 2013	December 29, 2012
(Loss) Income from operations before income taxes	$(2,048)	$4,379
(Benefit) Provision for income taxes	(91)	775
Net (loss) income	$(1,957)	$3,604
Effective tax rate	4.4%	17.7%

For the three months ended December 28, 2013 and December 29, 2012, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, other U.S. deferred taxes and additional foreign expenses or benefits related to returns filed in the current period.
The effective tax rate for the three months ended December 28, 2013 of 4.4% decreased from the effective rate for the fiscal period ended September 28, 2013 of 11.0% primarily due to certain immaterial changes in estimates that were recorded upon filing tax returns in foreign jurisdictions offset by the withholding tax expense recognized in a foreign jurisdiction.
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

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of December 28, 2013 and September 28, 2013:

	As of
(dollar amounts in thousands)	December 28, 2013	September 28, 2013	Change
Cash and cash equivalents	$550,598	$521,788	$28,810
Percentage of total assets	65.5%	60.5%

The following table reflects summary Consolidated Statement of Cash Flow information for the three months ended December 28, 2013 and December 29, 2012:

	Three months ended
(in thousands)	December 28, 2013	December 29, 2012
Net cash provided by operating activities	$37,249	$58,494
Net cash used in investing activities	(8,729)	(4,516)
Net cash provided by financing activities	258	159
Effect of exchange rate changes on cash and cash equivalents	32	(211)
Changes in cash and cash equivalents	$28,810	$53,926
Cash and cash equivalents, beginning of period	521,788	440,244
Cash and cash equivalents, end of period	$550,598	$494,170
Three months ended December 28, 2013
Continuing Operations
The decrease in net cash provided by operating activities was primarily the result of working capital changes, which provided $31.8 million driven by decreases in accounts receivables of $49.2 million due to cash collections and a lower level of sales, a reduction in prepaid expenses and other current assets of $7.2 million, a reduction in inventories of $1.0 million, and a increase of income tax payable of $0.5 million, partially offset by a decrease in accounts payable and accrued expenses of $26.0 million. In addition, the non-cash adjustments of $7.4 million, partially offset by net loss of $2.0 million, also contributed to the decrease in net cash provided by operating activities.
The decrease in accounts receivables is in line with lower sales in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013 due to variations in the timing of our customer orders within the seasonal cycle, as customers tend to add or replace equipment capacity by the end of the September quarter. The reduction in prepaid expenses and other current assets is due to refunds of $2.2 million of income taxes and $2.4 million of goods and services tax and the refund of cash deposit of $2.7 million in relation to the Agreement to Develop and Lease (the “ADL”) following the execution of the Lease Agreement. The decrease in accounts payable and accrued expenses is due to lower purchases and the Company's shutdown of certain operations in selective locations in the first quarter of 2014.
Net cash used by investing activities was primarily due to capital expenditure of $5.4 million and increase in short term investments of $3.3 million.
Net cash provided by financing activities relates primarily to proceeds from the exercise of stock options.
Three months ended December 29, 2012
Continuing Operations
Net cash provided by operating activities was primarily the result of working capital changes, which provided $44.1 million driven by decreases in accounts receivables of $90.0 million due to cash collections in line with higher sales in the fourth quarter of 2012, due to variations in the timing of our customer orders within the seasonal cycle who tend to add or replace equipment capacity by the end of the September quarter, prepaid expenses and other current assets reduced by $5.6 million and a reduction in inventories of $2.6 million partially offset by a decrease in accounts payable of $54.1 million due to an annual global shutdown in the first quarter of 2013 coupled with lower sales. In addition, net income of $3.6 million plus non-cash adjustments of $10.8 million contributed to net cash provided by operating activities.
Net cash used in investing activities was due to the capital expenditures of $1.6 million and cash collateral for a bank guarantee issued for $2.9 million which was issued in October 2012.
Fiscal 2014 Liquidity and Capital Resource Outlook
We expect our fiscal 2014 capital expenditures to be between $17.0 to $18.0 million, of which approximately $6.4 million is expected to relate to leasehold improvements for our Singapore facility under the ADL. Other expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure. We also consider strategic business opportunities from time to time which could require substantial capital outlays, including possible acquisitions, joint ventures, alliances or other business arrangements.

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
Other Obligations and Contingent Payments
Agreement to Develop and Lease and Lease Agreement
On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, entered into the ADL with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”).  Pursuant to the ADL, the Landlord agreed to develop a building at 23A Serangoon North Avenue 5, #01-01 K&S Corporate Headquarters, Singapore 554369 (the “Building”). The lease has a ten year non-cancellable term and contains options to renew for a further two ten-year terms. The annual rent and service charge for the Initial Term range between approximately $4 million to approximately $5 million Singapore dollars.  The Tenant has a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental by the Tenant at the Tenant’s option which may be exercised at certain points during the second half of the Initial Term. Subject to the Tenant renting a minimum amount of space for a certain period, the Tenant has partial surrender rights. In addition, the Tenant has termination rights after renting the Initial Premises for a certain period of time.
The Building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet (the “Initial Premises”), representing approximately 70% of the Building. In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. Once construction was complete we are required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we can remove the Landlord’s asset and associated financing obligation from the consolidated balance sheet. Our lease contained collateral, considered a prohibited form of continuing involvement under ASC 840-40 and therefore involvement that precluded us from derecognizing the asset and associated financing obligation.
As such, we reclassified the asset from construction in progress to Property Plant and Equipment and began to depreciate the building over its estimated useful life of twenty five years. We concluded that the term of the financing obligation is 10 years (the “Initial Term”). This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on using an interest rate of 6.33% over the initial term.  The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied the deemed landlord financing obligation and interest expense.  The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 28, 2013 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.

The following table reflects obligations and contingent payments under various arrangements as of December 28, 2013:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$1,970	$—	$—	$—	$1,970
Severance (1)	3,358	973	774	—	1,611
Operating lease retirement obligations	2,506	1,167	294	—	1,045
Long-term income taxes payable	2,695	—	—	—	2,695
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,529	$2,140	$1,068	$—	$7,321
Contractual Obligations:
Inventory purchase obligations (2)	56,832	56,832	—	—	—
Operating lease obligations (3)	29,733	2,888	6,606	5,189	15,050
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$86,565	$59,720	$6,606	$5,189	$15,050

(1)	In accordance with regulations governing some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(3)
We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2026 (not including lease extension options, if applicable).

On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, entered into the ADL with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”). Pursuant to the ADL, the Landlord agreed to develop a building at 23A Serangoon North Avenue 5, #01-01 K&S Corporate Headquarters, Singapore (the “Building”).
The Building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet (the “Initial Premises”), representing approximately 70% of the Building. The term for the rental of the Initial Premises is 10 years (the “Initial Term”). The Tenant has the option to renew for two additional ten-year terms. The annual rent and service charge for the Initial Term range between approximately $4 million to approximately $5 million Singapore dollars. The Tenant has a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental by the Tenant at the Tenant’s option which may be exercised at certain points during the second half of the Initial Term. Subject to the Tenant renting a minimum amount of space for a certain period, the Tenant has partial surrender rights. In addition, the Tenant has termination rights after renting the Initial Premises for a certain period of time.
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of December 28, 2013, we recorded a financing obligation of $19.8 million. The financing obligation is not reflected in the table above.
Off-Balance Sheet Arrangements
Bank Guarantee
On May 7, 2012, Pte obtained a bank guarantee from DBS Bank Ltd., which was furnished to the Landlord and expired on May 9, 2013, at which time Pte replaced the bank guarantee with a cash deposit of an equivalent amount. The cash deposit was refunded on December 6, 2013.

Credit facility
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars to the Landlord in connection with the Lease Agreement. The bank guarantee is effective from December 1, 2013.
We currently do not have any other off-balance sheet arrangements, such as derivatives, contingent interests or obligations associated with variable interest entities.
Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of December 28, 2013, we had no available-for-sale investments.
Foreign Currency Risk
Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. Our international operations are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in China, Japan, Germany and Taiwan. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
Based on our foreign currency exposure as of December 28, 2013, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of December 28, 2013.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2013 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended December 28, 2013 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 28, 2013 filed with the Securities and Exchange Commission.

Item 6. -    EXHIBITS

Exhibit No.	Description

10.1	Lease Agreement, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.2	Lease Agreement Variation Letter, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.3	Form of Indemnification Agreement, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: January 29, 2014	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreement, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.2	Lease Agreement Variation Letter, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.3	Form of Indemnification Agreement, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement