Form 10-Q
period 2014-03-29
KULICKE & SOFFA INDUSTRIES INC
filed 2014-04-30
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                    .

Commission File No. 0-121

KULICKE AND SOFFA INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1498399
(State or other jurisdiction of incorporation)	(IRS Employer
Identification No.)

23A Serangoon North, Avenue 5, #01-01 K&S Corporate Headquarters, Singapore 554369
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

As of April 25, 2014, there were 76,584,483 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

March 29, 2014

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	March 29, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$587,110	$521,788
Short-term investments	9,152	3,252
Accounts and notes receivable, net of allowance for doubtful accounts of $318 and $504 respectively	97,342	162,714
Inventories, net	43,617	38,135
Prepaid expenses and other current assets	18,488	24,012
Deferred income taxes	4,475	4,487
Total current assets	760,184	754,388

Property, plant and equipment, net	53,432	47,541
Goodwill	41,546	41,546
Intangible assets	8,550	11,209
Other assets	8,321	8,310
TOTAL ASSETS	$872,033	$862,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,288	$37,030
Accrued expenses and other current liabilities	32,187	38,868
Income taxes payable	1,771	1,504
Total current liabilities	72,246	77,402

Financing obligation	19,615	19,396
Deferred income taxes	41,220	40,709
Other liabilities	8,830	8,822
TOTAL LIABILITIES	$141,911	$146,329

Commitments and contingent liabilities (Note 11)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 81,378 and 80,237 respectively; outstanding 76,424 and 75,283 shares, respectively	474,195	467,525
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	298,991	291,878
Accumulated other comprehensive income	3,292	3,618
TOTAL SHAREHOLDERS' EQUITY	$730,122	$716,665

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$872,033	$862,994
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net revenue	$114,206	$106,110	$193,319	$220,149
Cost of sales	56,534	57,290	97,282	119,804
Gross profit	57,672	48,820	96,037	100,345
Selling, general and administrative	28,235	28,423	51,337	57,490
Research and development	19,326	12,207	36,797	30,460
Operating expenses	47,561	40,630	88,134	87,950
Income from operations	10,111	8,190	7,903	12,395
Interest income	343	188	622	362
Interest expense	(297)	(1)	(416)	(1)
Income from operations before income taxes	10,157	8,377	8,109	12,756
Provision for income taxes	1,087	1,041	996	1,816
Net income	$9,070	$7,336	$7,113	$10,940

Net income per share:
Basic	$0.12	$0.10	$0.09	$0.15
Diluted	$0.12	$0.10	$0.09	$0.14

Weighted average shares outstanding:
Basic	76,404	75,166	76,163	75,009
Diluted	77,021	76,553	76,777	76,332

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Net income	$9,070	$7,336	$7,113	$10,940
Other comprehensive income (loss):
Foreign currency translation adjustment	204	(113)	314	598
Unrecognized actuarial gain (loss), Switzerland pension plan, net of tax	12	(20)	12	(37)
Total other comprehensive income (loss)	216	(133)	326	561
Comprehensive income	$9,286	$7,203	$7,439	$11,501
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six months ended
	March 29, 2014	March 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,113	$10,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,486	9,504
Equity-based compensation and employee benefits	6,082	5,492
Adjustment for doubtful accounts	(185)	(74)
Adjustment for inventory valuation	1,894	1,056
Deferred taxes	143	764
Loss (Gain) on disposal of property, plant and equipment	30	(147)
Changes in operating assets and liabilities:
Accounts and notes receivable	65,502	70,913
Inventory	(7,374)	12,258
Prepaid expenses and other current assets	5,551	3,009
Accounts payable, accrued expenses and other current liabilities	(7,450)	(55,340)
Income taxes payable	263	(2,610)
Other, net	215	1,067
Net cash provided by operating activities	78,270	56,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,417)	(3,403)
Proceeds from sales of property, plant and equipment	—	5,310
Purchase of short-term investments	(9,173)	—
Maturity of short-term investments	3,261	—
Net cash (used in) provided by investing activities	(13,329)	1,907

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financing obligation	(109)	—
Proceeds from exercise of common stock options	588	540
Net cash provided by financing activities	479	540
Effect of exchange rate changes on cash and cash equivalents	(98)	(904)
Changes in cash and cash equivalents	65,322	58,375
Cash and cash equivalents at beginning of period	521,788	440,244
Cash and cash equivalents at end of period	$587,110	$498,619

CASH PAID FOR:
Interest	$416	$1
Income taxes	$1,710	$4,567

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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of March 29, 2014 and September 28, 2013 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of March 29, 2014 and September 28, 2013, fair value approximated the cost basis for cash equivalents.
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
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers' failure to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company is also subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectability of certain receivables. If global economic conditions deteriorate or political conditions were to change in some of the countries where the Company does business, it could have a significant impact on the results of operations and the Company's ability to realize the full value of its accounts receivable.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months consumption for all spare parts, and 12 months forecasted future consumption for expendable tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. The Company communicates forecasts of its future consumption to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon assumptions about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. The cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives as follows: buildings 25 years; machinery and equipment 3 to 10 years; and leasehold improvements are based on the shorter of the life of lease or life of asset. Purchased computer software costs related to business and financial systems are amortized over a five-year period on a straight-line basis.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results, significant changes in the manner of use of the assets, significant negative industry or economic trends and significant changes in market capitalization. During the three and six months ended March 29, 2014, no triggering events occurred.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook process. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three and six months ended March 29, 2014, no triggering events occurred.

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
Recent Accounting Pronouncements
There were no new accounting pronouncements during the six months ended March 29, 2014.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of March 29, 2014 and September 28, 2013:

	As of
(in thousands)	March 29, 2014	September 28, 2013
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$9,152	$3,252

Inventories, net:
Raw materials and supplies	$25,363	$19,703
Work in process	17,918	12,219
Finished goods	14,856	20,333
	58,137	52,255
Inventory reserves	(14,520)	(14,120)
	$43,617	$38,135
Property, plant and equipment, net:
Buildings and building improvements (2)	$31,284	$3,060
Leasehold improvements	14,407	15,763
Data processing equipment and software	27,763	24,549
Machinery, equipment, furniture and fixtures	43,589	48,998
Construction in progress (2)	—	19,396
	117,043	111,766
Accumulated depreciation	(63,611)	(64,225)
	$53,432	$47,541
Accrued expenses and other current liabilities:
Wages and benefits	$12,606	$19,779
Accrued customer obligations (3)	7,655	8,270
Commissions and professional fees	2,380	2,640
Severance	1,490	1,468
Other	8,056	6,711
	$32,187	$38,868

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of March 29, 2014 and September 28, 2013, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended March 29, 2014 and March 30, 2013.

(2)
Pursuant to ASC No. 840, Leases, the Company was considered to be the owner of the building during the construction phase for the Agreement to Develop and Lease (the “ADL”) facility being developed by Mapletree Industrial Trust (the “Landlord”) in Singapore—see Notes 6 and 11 below. The building was completed on December 1, 2013 and the construction costs incurred in relation to the relevant proportion of the Company's lease were recognized on the Consolidated Balance Sheet as of March 29, 2014.

(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2013 and concluded that no impairment charge was required. During the six months ended March 29, 2014, the Company reviewed the qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
In 2008, the Company acquired Orthodyne and added wedge bonder products to the business.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of March 29, 2014 and September 28, 2013:

	As of		Average estimated
(dollar amounts in thousands)	March 29, 2014	September 28, 2013	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(26,087)	(23,715)
Net wedge bonder developed technology	$7,113	$9,485

Wedge bonder customer relationships	$19,300	$19,300	5.0
Accumulated amortization	(19,300)	(19,300)
Net wedge bonder customer relationships	$—	$—

Wedge bonder trade name	$4,600	$4,600	8.0
Accumulated amortization	(3,163)	(2,876)
Net wedge bonder trade name	$1,437	$1,724

Wedge bonder other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	$—	$—
Net intangible assets	$8,550	$11,209

The following table reflects estimated annual amortization expense related to intangible assets as of March 29, 2014:

As of
(in thousands)	March 29, 2014
Remaining fiscal 2014	$2,659
Fiscal 2015	5,318
Fiscal 2016	573
Total amortization expense	$8,550

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
Cash and cash equivalents consisted of the following as of March 29, 2014:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$132,069	$—	$—	$132,069
Cash equivalents:
Money market funds	262,816	—	—	262,816
Time deposits	192,225	—	—	192,225
Total cash and cash equivalents	$587,110	$—	$—	$587,110
Short-term investments:
Time deposits	9,152	—	—	9,152
Total short-term investments	$9,152	$—	$—	$9,152
Total cash, cash equivalents and short-term investments	$596,262	$—	$—	$596,262
Cash and cash equivalents consisted of the following as of September 28, 2013:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$113,295	$—	$—	$113,295
Cash equivalents:
Money market funds	226,272	—	—	226,272
Time deposits	182,221	—	—	182,221
Total cash and cash equivalents	$521,788	$—	$—	$521,788
Short-term investments
Time deposits	3,252	—	—	3,252
Total short-term investments	$3,252	$—	$—	$3,252
Total cash, cash equivalents and short-term investments	$525,040	$—	$—	$525,040

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months and six months ended March 29, 2014.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Fair Value of Financial Instruments
Amounts reported as cash and equivalents, short-term investments, accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value.
The fair value of our financial assets and liabilities at March 29, 2014 were determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$132,069	$132,069	$—	$—
Cash equivalents:
Money market funds	262,816	262,816	—	—
Time deposits	192,225	192,225	—	—
Short-term investments:
Time deposits	9,152	9,152	—	—
Total assets	$596,262	$596,262	$—	$—
The fair value of our financial assets and liabilities at September 28, 2013 were determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$113,295	$113,295	$—	$—
Cash equivalents
Money market funds	226,272	226,272	—	—
Time deposits	182,221	182,221	—	—
Short-term investments
Time deposits	3,252	3,252	—	—
Total assets	$525,040	$525,040	$—	$—

NOTE 6: DEBT AND OTHER OBLIGATIONS
Agreement to Develop and Lease and Lease Agreement
On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte” or the "Tenant"), the Company's wholly owned subsidiary, entered into the ADL with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”).  Pursuant to the ADL, the Landlord agreed to develop a building at 23A Serangoon North Avenue 5, #01-01 K&S Corporate Headquarters, Singapore 554369 (the “Building”).
The lease has a ten year non-cancellable term (the "Initial Term") and contains options to renew for a further two 10-year terms. The annual rent and service charge for the Initial Term range from approximately $4 million to approximately $5 million Singapore dollars.  The Tenant has a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental by the Tenant at the Tenant’s option which may be exercised at certain points during the second half of the Initial Term. Subject to the Tenant renting a minimum amount of space for a certain period, the Tenant has partial surrender rights. In addition, the Tenant has termination rights after renting the Initial Premises for a certain period of time.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The Building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet (the “Initial Premises”), representing approximately 70% of the Building. In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. Following the completion of construction, we were required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we could remove the Landlord’s asset and associated financing obligation from the consolidated balance sheet. Our lease contained collateral, considered a prohibited form of continuing involvement under ASC 840-40 and therefore involvement that precluded us from derecognizing the asset and associated financing obligation.
As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of twenty-five years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on using an interest rate of 6.3% over the Initial Term.  The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
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

NOTE 7: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plan
The Company has a 401(k) retirement income plan (the “Plan”) for its employees. Historically, the Company's matching contributions to the Plan were made in the form of issued and contributed shares of Company common stock; however, beginning January 2, 2011, matching contributions to the Plan were made in cash instead of stock. The Plan allows for employee contributions and matching Company contributions up to 4% or 6% of the employee's contributed amount based upon years of service.
The following table reflects the Company’s matching contributions to the Plan during the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended		Six months ended
(in thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cash	$328	$498	$609	$759

Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of March 29, 2014 and September 28, 2013:

	As of
(in thousands)	March 29, 2014	September 28, 2013
Gain from foreign currency translation adjustments	$3,868	$4,182
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(227)	(227)
Switzerland pension plan curtailment	(349)	(337)
Accumulated other comprehensive income	$3,292	$3,618

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Equity-Based Compensation
As of March 29, 2014, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of March 29, 2014, the Company’s one active plan, the 2009 Equity Plan, had 3.8 million shares of common stock available for grant to its employees and directors.

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

•
In general, stock options and time-based restricted stock awarded to employees vest annually over a three-year period provided the employee remains employed. The Company follows the non-substantive vesting method for stock options and recognizes compensation expense immediately for awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended March 29, 2014 and March 30, 2013 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended		Six months ended
(shares in thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Market-based restricted stock	—	—	324	343
Time-based restricted stock	26	11	607	539
Performance-based restricted stock	—	—	—	57
Common stock	17	17	32	37
Equity-based compensation in shares	43	28	963	976
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended		Six months ended
(in thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cost of sales	$82	$74	$187	$222
Selling, general and administrative	2,126	1,924	4,742	4,250
Research and development	478	293	1,153	1,020
Total equity-based compensation expense	$2,686	$2,291	$6,082	$5,492

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects equity-based compensation expense, by type of award, for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended		Six months ended
(in thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Market-based restricted stock	$1,170	$908	$2,642	$2,133
Time-based restricted stock	1,270	1,136	2,975	2,868
Performance-based restricted stock	33	33	66	42
Stock options	3	4	9	29
Common stock	210	210	390	420
Total equity-based compensation expense	$2,686	$2,291	$6,082	$5,492

NOTE 8: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Anti-dilutive potential common shares that could dilute basic earnings per share in the future were 0.4 million for both three and six months ended March 29, 2014, and 0.1 million for both three and six months ended March 30, 2013.
Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended
(in thousands, except per share)	March 29, 2014		March 30, 2013
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$9,070	$9,070	$7,336	$7,336
DENOMINATOR:
Weighted average shares outstanding - Basic	76,404	76,404	75,166	75,166
Stock options		100		120
Time-based restricted stock		289		463
Market-based restricted stock		228		804
Weighted average shares outstanding - Diluted		77,021		76,553
EPS:
Net income per share - Basic	$0.12	$0.12	$0.10	$0.10
Effect of dilutive shares		—		$—
Net income per share - Diluted		$0.12		$0.10

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Six months ended
(in thousands, except per share)	March 29, 2014		March 30, 2013
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$7,113	$7,113	$10,940	$10,940
DENOMINATOR:
Weighted average shares outstanding - Basic	76,163	76,163	75,009	75,009
Stock options		109		112
Time-based restricted stock		293		446
Market-based restricted stock		212		765
Weighted average shares outstanding - Diluted		76,777		76,332
EPS:
Net income per share - Basic	$0.09	$0.09	$0.15	$0.15
Effect of dilutive shares		—		(0.01)
Net income per share - Diluted		$0.09		$0.14

NOTE 9: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the six months ended March 29, 2014 and March 30, 2013:

	Six months ended
(dollar amounts in thousands)	March 29, 2014	March 30, 2013
Income from operations before income taxes	$8,109	$12,756
Provision for income taxes	996	1,816
Net income	$7,113	$10,940

Effective tax rate	12.3%	14.2%

For the six months ended March 29, 2014 and March 30, 2013, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, and certain changes in estimates that were recorded upon filing tax returns in foreign jurisdictions.
The effective tax rate for the period ended March 29, 2014 of 12.3% increased from the effective rate for the fiscal period ended September 28, 2013 of 11.0% primarily due to increased earnings in countries with higher statutory rates.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects operating information by segment for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended		Six months ended
(in thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net revenue:
Equipment	$97,612	$91,083	$160,757	$190,985
Expendable Tools	16,594	15,027	32,562	29,164
Net revenue	114,206	106,110	193,319	220,149
Cost of sales :
Equipment	50,711	51,140	85,184	107,572
Expendable Tools	5,823	6,150	12,098	12,232
Cost of sales	56,534	57,290	97,282	119,804
Gross profit :
Equipment	46,901	39,943	75,573	83,413
Expendable Tools	10,771	8,877	20,464	16,932
Gross profit	57,672	48,820	96,037	100,345
Operating expenses:
Equipment	41,608	35,515	77,160	77,240
Expendable Tools	5,953	5,115	10,974	10,710
Operating expenses	47,561	40,630	88,134	87,950
Income from operations:
Equipment	5,293	4,428	(1,587)	6,173
Expendable Tools	4,818	3,762	9,490	6,222
Income from operations	$10,111	$8,190	$7,903	$12,395

The following table reflects assets by segment as of March 29, 2014 and September 28, 2013:

	As of
(in thousands)	March 29, 2014	September 28, 2013
Segment assets:
Equipment	$750,155	$764,793
Expendable Tools	121,878	98,201
Total assets	$872,033	$862,994

The following tables reflect capital expenditures for the six months ended March 29, 2014 and March 30, 2013, and depreciation expense for the three and six months ended March 29, 2014 and March 30, 2013:

	Six months ended
(in thousands)	March 29, 2014	March 30, 2013
Capital expenditures:
Equipment	$6,591	$2,349
Expendable Tools	1,983	1,054
Capital expenditures	$8,574	$3,403

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Six months ended
(in thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Depreciation expense
Equipment	$1,514	$1,805	$2,612	$3,701
Expendable Tools	650	603	1,215	1,214
Depreciation expense	$2,164	$2,408	$3,827	$4,915

NOTE 11: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Agreement to Develop and Lease
On May 7, 2012, Pte entered into the ADL and a Lease Agreement with DBS Trustee Limited as trustee of the Landlord. Pursuant to the ADL, the Landlord agreed to develop a building at 23A Serangoon North Avenue 5, #01-01 K&S Corporate Headquarters, Singapore 554369 and Pte agreed to lease from the Landlord approximately 198,000 square feet (the “Initial Premises”) representing approximately 70% of the Building. The Building was completed on December 1, 2013.
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs.
The following table reflects the reserve for product warranty activity for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended		Six months ended
(in thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Reserve for product warranty, beginning of period	$887	$1,684	$1,194	$2,412
Provision for product warranty	352	(1)	500	64
Product warranty costs paid	(354)	(520)	(809)	(1,313)
Reserve for product warranty, end of period	$885	$1,163	$885	$1,163

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of March 29, 2014:

		Payments due by fiscal year
(in thousands)	Total	2014	2015	2016	2017	thereafter
Inventory purchase obligation (1)	$88,347	$88,347	$—	$—	$—	$—
Operating lease obligations (2)	30,347	1,793	3,240	3,151	2,908	19,255
Total	$118,694	$90,140	$3,240	$3,151	$2,908	$19,255

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase of the ADL. This financing obligation is not reflected in the table above. The Company has recorded a financing obligation of $19.6 million on the balance sheet as at March 29, 2014.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Concentrations
There is no significant customer that represents 10% or more of our net revenue for the six months ended March 29, 2014 and March 30, 2013.
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of March 29, 2014 and March 30, 2013:

	As of
	March 29, 2014	March 30, 2013
Haoseng Industrial Co., Ltd	12.0%	21.0%
STATS ChipPAC Ltd	*	14.0%
* Represents less than 10% of total accounts receivable
NOTE 12: SUBSEQUENT EVENTS
On March 31, 2014 and April 3, 2014, the Company entered into foreign exchange forward contracts of $7.5 million and $7.9 million respectively. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months.

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
Business Environment
The semiconductor business environment is highly volatile, driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending - the so called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally, this results in subsequent reductions in the December quarter. This annual seasonality can occasionally be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.
Our Equipment segment is primarily affected by the industry's internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that positively or negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as changes in this mix can affect our products' average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. As of March 29, 2014, our total cash, cash equivalents and short-term investments were $596.3 million, a $71.2 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in organic product development and non-organic opportunities.
Technology Leadership
We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire and wedge bonding processes. Our equipment is typically the most productive and has the highest levels of process capability, and as a result, has a lower cost of ownership compared to other equipment in its market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the strong market positions of our various wire bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
In addition to gold, silver alloy wire and aluminum wire, our leadership in the industry's use of copper wire for the bonding process is an example of the benefits of our collaborative efforts. By working with customers, material suppliers, and other equipment suppliers, we have developed a series of robust, high-yielding production processes, which have made copper wire widely accepted and significantly reduced the cost of assembling an integrated circuit. Based on our industry leading copper bonding processes and the continued high price of gold, we believe the demand for copper configured wire bonders is likely to remain solid.
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
Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In 2013, we launched a new line of high performance wedge bonder products, PowerFusionPS. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We have also initiated the design and development of our next generation hybrid wedge bonder which is due to be released in 2015. In both cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and may become business opportunities in the future.
Another example of our developing equipment for high-growth niche markets is our ATPremier Plus. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. We also have expanded the use of ATPremier Plus for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors.
Our technology leadership and bonding process know-how enable us to develop highly function-specific equipment with best-in-class throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We have established a dedicated team to develop advanced packaging bonders for the emerging three-dimensional integrated circuit (“3DIC”) market, and in November 2013, we shipped the first C2S (Chip-to-Substrate) alpha machine to a strategic customer. 3DIC saves space and reduces form factor by stacking separate chips in a single package. It also improves performance while reducing power consumption. Mobile devices such as smartphones and tablets are the main drivers of this market.
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
Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and six months ended March 29, 2014 and March 30, 2013, respectively:

	Three months ended
	March 29, 2014		March 30, 2013
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$97,612	85.5%	$91,083	85.8%
Expendable Tools	16,594	14.5%	15,027	14.2%
	$114,206	100.0%	$106,110	100.0%

	Six months ended
	March 29, 2014		March 30, 2013
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$160,757	83.2%	$190,985	86.8%
Expendable Tools	32,562	16.8%	29,164	13.2%
	$193,319	100.0%	$220,149	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS Plus	Advanced and ultra fine pitch applications

	IConnPS LA	Large area substrate and matrix applications

	IConnPS Plus LA	Large area substrate and matrix applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu Plus	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu Plus LA	Large area substrate and matrix applications for copper wire

	ConnXPS Plus	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS Plus LA	Cost performance large area substrate and matrix applications

	AT Premier Plus	Advanced wafer level bonding application

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Advanced power packages using either aluminum wire or PowerRibbon®

(1) Power Series (“PS”)

Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series - a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use.
Our portfolio of ball bonding products includes:

•	The IConnPS: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS LA: high-performance large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS Plus: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS Plus LA: cost-performance large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED and ConnXPS VLED: ball bonders targeted specifically at the fast growing LED market.

•	The IConnPS ProCu Plus: high-performance copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS ProCu Plus LA: high-performance large area copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•
The AT Premier Plus: ball bonders which utilizes a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

In March 2014, we introduced the IConnPS Plus and IConnPS Plus LA, which offer new capabilities and enhanced features. IConnPS Plus LA is the large area version which extends the bondable width up to 87 millimeter.
Our Power Series products are setting new standards in wire bonding. Our ball bonders are capable of performing very fine pitch bonding, as well as creating the complex loop shapes needed in the assembly of advanced semiconductor packages and bonding on the latest silicon node-28 nanometer. Most of our installed base of gold wire bonders can also be retrofitted for copper applications through kits we sell separately.
Heavy Wire Wedge Bonders
We are the leaders in the design and manufacture of heavy wire wedge bonders for the power semiconductor and automotive power module markets. Heavy wire wedge bonders may use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. In addition, we see some potential use for our wedge bonder products in high reliability interconnections of rechargeable batteries in hybrid and electric automotive applications.
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
Our PowerFusionPS series are driven by new powerful direct-drive motion systems and expanded pattern recognition capabilities. The advanced interconnect capabilities of PowerFusionPS improves the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability and superior indexing accuracy and teach mode.

Other Equipment Products and Services
We also sell manual wire bonders, and we offer spare parts, equipment repair, maintenance and servicing, training services, and upgrades for our equipment through our Support Services business unit.
Our K&S Care, a new professional service, is designed to help customers operate their machines at an optimum level under the care of our trained specialists. K&S Care includes a range of programs, offering different levels of service depending on customer needs.
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

The Optoceramic and OptoPCB package singulation blades for the LED market enable an improvement on package singulation quality, precision and productivity by providing a significantly longer life blade, and improved stability. We also introduced ACS Pro Capillary, which is a new generation of copper capillary for advanced copper wire bonding applications.

In March 2014, we expanded the ACS series capillaries through the introduction of ACS Max and ACS Lite. ACS Max Capillary and ACS Lite are the new generation of copper capillary for medium-pin count and low-pin count copper wire applications.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended
(dollar amounts in thousands)	March 29, 2014	March 30, 2013	$ Change	% Change
Net revenue	$114,206	$106,110	$8,096	7.6%
Cost of sales	56,534	57,290	(756)	(1.3)%
Gross profit	57,672	48,820	8,852	18.1%
Selling, general and administrative	28,235	28,423	(188)	(0.7)%
Research and development	19,326	12,207	7,119	58.3%
Operating expenses	47,561	40,630	6,931	17.1%
Income from operations	$10,111	$8,190	$1,921	23.5%

	Six months ended
(dollar amounts in thousands)	March 29, 2014	March 30, 2013	$ Change	% Change
Net revenue	$193,319	$220,149	$(26,830)	(12.2)%
Cost of sales	97,282	119,804	(22,522)	(18.8)%
Gross profit	96,037	100,345	(4,308)	(4.3)%
Selling, general and administrative	51,337	57,490	(6,153)	(10.7)%
Research and development	36,797	30,460	6,337	20.8%
Operating expenses	88,134	87,950	184	0.2%
Income from operations	$7,903	$12,395	$(4,492)	(36.2)%

Our net revenues for the six months ended March 29, 2014 decreased significantly as compared to our net revenues for the six months ended March 30, 2013 due to reduced customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past.  Customer demand for our products could continue to remain weak and lead to a decline in our net revenues.  If there is a significant slowdown of transition from gold to copper wire bonding by our customers, then our net revenues may continue to decline.
Net Revenue
Approximately 90.7% and 95.8% of our net revenue for the three months ended March 29, 2014 and March 30, 2013, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 92.1% and 96.5% of our net revenue for the six months ended March 29, 2014 and March 30, 2013, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.
The following tables reflect net revenue by business segment for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended
(dollar amounts in thousands)	March 29, 2014	March 30, 2013	$ Change	% Change
Equipment	$97,612	$91,083	$6,529	7.2%
Expendable Tools	16,594	15,027	1,567	10.4%
Total net revenue	$114,206	$106,110	$8,096	7.6%

	Six months ended
(dollar amounts in thousands)	March 29, 2014	March 30, 2013	$ Change	% Change
Equipment	$160,757	$190,985	$(30,228)	(15.8)%
Expendable Tools	32,562	29,164	3,398	11.7%
Total net revenue	$193,319	$220,149	$(26,830)	(12.2)%
Equipment
The following table reflects the components of Equipment net revenue change between the three and six months ended March 29, 2014 and March 30, 2013:

	March 29, 2014 vs. March 30, 2013
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$5,145	$1,384	$6,529	$7,505	$(37,733)	$(30,228)
For the three months ended March 29, 2014, the higher Equipment net revenue as compared to the prior year period was primarily due to the favorable customer and product mix for ball bonders and heavy wire wedge bonders.
For the six months ended March 29, 2014, the lower Equipment net revenue as compared to the prior year period was primarily due to the lower sales volume from ball bonders. The sales volume reduction in ball bonders was mainly attributable to the lower equipment utilization rate, therefore lower demand from our customers. The lower volume was partially offset by favorable customer and product mix.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three and six months ended March 29, 2014 and March 30, 2013:

	March 29, 2014 vs. March 30, 2013
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$54	$1,513	$1,567	$432	$2,966	$3,398

For the three and six months ended March 29, 2014, the higher Expendable Tools net revenue as compared to the prior year period was primarily due to higher sales volume and favorable product mix from wedge bonder tools.

Gross Profit
The following tables reflect gross profit by business segment for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended
(dollar amounts in thousands)	March 29, 2014	March 30, 2013	$ Change	% Change
Equipment	$46,901	$39,943	$6,958	17.4%
Expendable Tools	10,771	8,877	1,894	21.3%
Total gross profit	$57,672	$48,820	$8,852	18.1%

	Six months ended
(dollar amounts in thousands)	March 29, 2014	March 30, 2013	$ Change	% Change
Equipment	$75,573	$83,413	$(7,840)	(9.4)%
Expendable Tools	20,464	16,932	3,532	20.9%
Total gross profit	$96,037	$100,345	$(4,308)	(4.3)%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended		Basis Point
	March 29, 2014	March 30, 2013	Change
Equipment	48.0%	43.9%	410
Expendable Tools	64.9%	59.1%	580
Total gross margin	50.5%	46.0%	450

	Six months ended		Basis Point
	March 29, 2014	March 30, 2013	Change
Equipment	47.0%	43.7%	330
Expendable Tools	62.8%	58.1%	470
Total gross margin	49.7%	45.6%	410
Equipment
The following table reflects the components of Equipment gross profit change between the three and six months ended March 29, 2014 and March 30, 2013:

	March 29, 2014 vs. March 30, 2013
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$5,145	$1,025	$788	$6,958	$7,505	$1,135	$(16,480)	$(7,840)
For the three months ended March 29, 2014, the higher Equipment gross profit as compared to the prior year period was primarily due to favorable customer and product mix for ball bonders and wedge bonders. In addition, the manufacturing costs were lower due to the efficiency gain from the continued consolidation of our production facilities.
For the six months ended March 29, 2014, the lower Equipment gross profit as compared to the prior year period was primarily due to lower sales volume on ball bonders. The sales volume reduction on ball bonders was mainly attributable to the lower equipment utilization rate, therefore lower demand from our customers. The lower volume was partially offset by the favorable customer and product mix and lower manufacturing costs on ball bonders and wedge bonders. The lower manufacturing costs were due to the efficiency gain from the continued consolidation of our production facilities.

Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three and six months ended March 29, 2014 and March 30, 2013:

	March 29, 2014 vs. March 30, 2013
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$54	$822	$1,018	$1,894	$432	$1,315	$1,785	$3,532
For the three and six months ended March 29, 2014, the higher Expendable Tools gross profit as compared to the prior year period was primarily due to higher volume from wedge bonder tools business. The higher sales volume resulted in decreased manufacturing costs due to higher absorption of the fixed manufacturing costs. In addition to sales volume increase, we experienced a more favorable product mix.
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended		Basis point
	March 29, 2014	March 30, 2013	change
Selling, general & administrative	24.7%	26.8%	(210)
Research & development	16.9%	11.5%	540
Total	41.6%	38.3%	330

	Six months ended		Basis point
	March 29, 2014	March 30, 2013	change
Selling, general & administrative	26.6%	26.1%	50
Research & development	19.0%	13.8%	520
Total	45.6%	39.9%	570
Selling, General and Administrative (“SG&A”)
SG&A for the three months ended March 29, 2014 has stayed in-line as compared to the three months ended March 30, 2013.
SG&A decreased $6.2 million for the six months ended March 29, 2014 as compared to the six months ended March 30, 2013 due primarily to net favorable variance of $1.9 million in foreign exchange rates due to the strengthening of the U.S dollar against the foreign currency denominated liabilities which have increased in the current period, decrease in amortization expenses of $1.9 million due to the intangible assets relating to the Orthodyne customer relationships being fully amortized, decrease in incentive compensation of $1.4 million as a result of the lower net income, and decrease in staff costs of $0.9 million due to lower headcount.
Research and Development (“R&D”)
R&D expense increased $7.1 million for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013, during which we recorded $3.0 million for a Research Incentive Scheme for Companies ("RISC") grant. The RISC grant was recognized after receiving confirmation from the Economic Development Board of Singapore that we will be awarded the grant. In the second quarter of 2014, we invested an additional $4.0 million in the development of new products.
R&D expense increased $6.3 million for the six months ended March 29, 2014 as compared to the six months ended March 30, 2013, during which we recognized a RISC grant of $0.7 million. In the six months ended March 29, 2014, we invested an additional $5.6 million in the development of new products.
Income from Operations
For the three months ended March 29, 2014, total income from operations was higher by $1.9 million. This was primarily due to higher revenue and margin for equipment sales as explained above.
For the six months ended March 29, 2014, total income from operations was lower by $4.5 million. This was primarily due to lower revenue and margin for equipment sales as explained above.

Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended March 29, 2014 and March 30, 2013:

	Three months ended
(dollar amounts in thousands)	March 29, 2014	March 30, 2013	$ Change	% Change
Interest income	$343	$188	$155	82.4%
Interest expense	$(297)	$(1)	$(296)

	Six months ended
(dollar amounts in thousands)	March 29, 2014	March 30, 2013	$ Change	% Change
Interest income	$622	$362	$260	71.8%
Interest expense	(416)	$(1)	$(415)

Interest income for the three months and six months ended March 29, 2014 was higher as compared to the three months and six months ended March 30, 2013 due to higher interest income derived from short term investments and a larger cash balance. Interest expense for the three months and six months ended March 29, 2014 was attributable to the interest on financing obligation relating to the new building. (Refer to Note 6 of Item 1)
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the six months ended March 29, 2014 and March 30, 2013:

	Six months ended
(in thousands)	March 29, 2014	March 30, 2013
Income from operations before income taxes	$8,109	$12,756
Provision for income taxes	996	1,816
Net income	$7,113	$10,940
Effective tax rate	12.3%	14.2%
For the six months ended March 29, 2014 and March 30, 2013, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, and certain changes in estimates that were recorded upon filing tax returns in foreign jurisdictions.
The effective tax rate for the six months ended March 29, 2014 of 12.3% increased from the effective rate for the fiscal period ended September 28, 2013 of 11.0% primarily due to increased earnings in countries with higher statutory rates.
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
LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of March 29, 2014 and September 28, 2013:

	As of
(dollar amounts in thousands)	March 29, 2014	September 28, 2013	Change
Cash and cash equivalents	$587,110	$521,788	$65,322
Percentage of total assets	67.3%	60.5%

The following table reflects summary Consolidated Statement of Cash Flow information for the six months ended March 29, 2014 and March 30, 2013:

	Six months ended
(in thousands)	March 29, 2014	March 30, 2013
Net cash provided by operating activities	$78,270	$56,832
Net cash (used in) provided by investing activities	(13,329)	1,907
Net cash (used in) provided by financing activities	479	540
Effect of exchange rate changes on cash and cash equivalents	(98)	(904)
Changes in cash and cash equivalents	$65,322	$58,375
Cash and cash equivalents, beginning of period	521,788	440,244
Cash and cash equivalents, end of period	$587,110	$498,619
Six months ended March 29, 2014
Continuing Operations
Net cash provided by operating activities was primarily the result of working capital changes, which provided $78.3 million driven by decreases in accounts receivables of $65.5 million due to cash collections and a lower level of sales and decreases in prepaid expenses and other current assets of $5.6 million. This was partially offset by a increase in inventories of $7.4 million and a increase in accounts payable of $7.5 million. In addition, net income of $7.1 million plus non-cash adjustments of $14.5 million contributed to net cash provided by operating activities.
The decrease in accounts receivables is in line with lower sales in the first half of fiscal 2014 compared to the fourth quarter of fiscal 2013 due to variations in the timing of our customer orders within the seasonal cycle, as customers tend to add or replace equipment capacity by the end of the September quarter. The reduction in prepaid expenses and other current assets is due to net refunds of $1.7 million of income taxes and $1.6 million of goods and services tax and the refund of cash deposit of $2.7 million in relation to the Agreement to Develop and Lease (the “ADL”) following the execution of the Lease Agreement. The increase in inventories and accounts payable is due to higher purchases during the second quarter of fiscal 2014 in anticipation of increase in production in the second half of fiscal 2014.
Net cash used by investing activities was primarily due to capital expenditures of $7.4 million and purchase of short-term investments of $9.2 million offset by the maturity of short-term investments of $3.3 million.
Net cash provided by financing activities relates to proceeds from the exercise of stock options of $0.6 million offset by repayment of financing obligation of $0.1 million.
Six months ended March 30, 2013 Continuing Operations
Net cash provided by operating activities was primarily the result of working capital changes, which provided $29.3 million driven by decreases in accounts receivables of $70.9 million due to cash collections in line with higher sales in the fourth quarter of fiscal 2012 primarily due to variations in the timing of our customer orders within the seasonal cycle, as customers tend to add or replace equipment capacity by the end of the September quarter. Prepaid expenses and other current assets reduced by $3.0 million and a reduction in inventories of $12.3 million was partially offset by a decrease in accounts payable of $55.3 million due to lower purchases and global shutdown in the first six months of fiscal 2013. In addition, net income of $10.9 million plus non-cash adjustments of $16.6 million contributed to net cash provided by operating activities.
Net cash provided by investing activities was primarily due to the disposal of a building of $5.3 million offset by capital expenditures of $3.4 million.
Net cash provided by financing activities relates to proceeds from the exercise of stock options.
Fiscal 2014 Liquidity and Capital Resource Outlook
We expect our fiscal 2014 capital expenditures to be from $17.0 to $18.0 million, of which approximately $6.4 million is expected to relate to leasehold improvements for our Singapore facility under the ADL. Other expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure. We also consider strategic business opportunities from time to time which could require substantial capital outlays, including possible acquisitions, joint ventures, alliances or other business arrangements.
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
Other Obligations and Contingent Payments
Agreement to Develop and Lease and Lease Agreement
On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte” or the "Tenant"), the Company's wholly owned subsidiary, entered into the ADL with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”).  Pursuant to the ADL, the Landlord agreed to develop a building at 23A Serangoon North Avenue 5, #01-01 K&S Corporate Headquarters, Singapore 554369 (the “Building”). The lease has a ten-year non-cancellable initial term (the "Initial Term") and contains options to renew for a further two ten-year terms. The annual rent and service charge for the Initial Term range between approximately $4 million to approximately $5 million Singapore dollars.  The Tenant has a right of first refusal for all space that becomes available in the Building, and the Landlord has agreed to make available a certain amount of additional space for rental by the Tenant at the Tenant’s option, which may be exercised at certain points during the second half of the Initial Term. Subject to the Tenant renting a minimum amount of space for a certain period, the Tenant has partial surrender rights. In addition, the Tenant has termination rights after renting the Initial Premises (as defined below) for a certain period of time.
The Building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet (the “Initial Premises”), representing approximately 70% of the Building. In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. Following the completion of construction, we were required to perform a sale-leaseback analysis pursuant to ASC 840-40 to determine if we could remove the Landlord’s asset and associated financing obligation from the consolidated balance sheet. Our lease contained collateral, considered a prohibited form of continuing involvement under ASC 840-40, which therefore precluded us from derecognizing the asset and associated financing obligation.
As such, we reclassified the asset from construction in progress to Property Plant and Equipment and began to depreciate the building over its estimated useful life of twenty five years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on using an interest rate of 6.33% over the initial term.  The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense.  The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 29, 2014 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.

The following table reflects obligations and contingent payments under various arrangements as of March 29, 2014:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$1,952	$—	$—	$—	$1,952
Severance (1)	4,048	1,490	801		1,757
Operating lease retirement obligations	1,460	92	301	—	1,067
Long-term income taxes payable	2,694	—	—	—	2,694
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,154	$1,582	$1,102	$—	$7,470
Contractual Obligations:
Inventory purchase obligations (2)	$88,347	$88,347	$—	$—	$—
Operating lease obligations (3)	30,347	3,186	6,506	5,213	15,442
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$118,694	$91,533	$6,506	$5,213	$15,442

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(3)
We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

On May 7, 2012, Pte entered into the ADL with the Landlord. Pursuant to the ADL, the Landlord agreed to develop a Building. The Building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet Initial Premises, representing approximately 70% of the Building. The term for the rental of the Initial Premises is 10 years. The Tenant has the option to renew for two additional ten-year terms. The annual rent and service charge for the Initial Term range from approximately $4 million to approximately $5 million Singapore dollars. The Tenant has a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental by the Tenant at the Tenant’s option which may be exercised at certain points during the second half of the Initial Term. Subject to the Tenant renting a minimum amount of space for a certain period, the Tenant has partial surrender rights. In addition, the Tenant has termination rights after renting the Initial Premises for a certain period of time.
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of March 29, 2014, we recorded a financing obligation of $19.6 million. The financing obligation is not reflected in the table above.
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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of March 29, 2014, we had deposits maturing within one year of $9.2 million.
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
Based on our foreign currency exposure as of March 29, 2014, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of March 29, 2014.
On March 31, 2014 and April 3, 2014, the Company entered into foreign exchange forward contracts of $7.5 million and $7.9 million respectively. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2014 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended March 29, 2014 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: April 30, 2014	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.