Form 10-Q
period 2014-06-28
KULICKE & SOFFA INDUSTRIES INC
filed 2014-07-30
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of July 25, 2014, there were 76,663,182 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

June 28, 2014

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	June 28, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$597,457	$521,788
Short-term investments	2,600	3,252
Accounts and notes receivable, net of allowance for doubtful accounts of $239 and $504 respectively	154,410	162,714
Inventories, net	53,922	38,135
Prepaid expenses and other current assets	19,153	24,012
Deferred income taxes	4,063	4,487
Total current assets	831,605	754,388

Property, plant and equipment, net	52,231	47,541
Goodwill	41,546	41,546
Intangible assets	7,221	11,209
Other assets	7,260	8,310
TOTAL ASSETS	$939,863	$862,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,222	$37,030
Accrued expenses and other current liabilities	41,406	38,868
Income taxes payable	4,076	1,504
Total current liabilities	111,704	77,402

Financing obligation	19,618	19,396
Deferred income taxes	40,115	40,709
Other liabilities	8,957	8,822
TOTAL LIABILITIES	$180,394	$146,329

Commitments and contingent liabilities (Note 12)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 81,590 and 80,237 respectively; outstanding 76,636 and 75,283 shares, respectively	476,547	467,525
Treasury stock, at cost, 4,954 shares	(46,356)	(46,356)
Accumulated income	325,607	291,878
Accumulated other comprehensive income	3,671	3,618
TOTAL SHAREHOLDERS' EQUITY	$759,469	$716,665

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$939,863	$862,994
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenue	$180,517	$141,181	$373,836	$361,330
Cost of sales	95,360	75,267	192,642	195,071
Gross profit	85,157	65,914	181,194	166,259
Selling, general and administrative	30,093	31,264	81,430	88,754
Research and development	23,480	15,783	60,277	46,243
Operating expenses	53,573	47,047	141,707	134,997
Income from operations	31,584	18,867	39,487	31,262
Interest income	256	267	878	629
Interest expense	(316)	—	(732)	(1)
Income from operations before income taxes	31,524	19,134	39,633	31,890
Provision for income taxes	4,908	247	5,904	2,063
Net income	$26,616	$18,887	$33,729	$29,827

Net income per share:
Basic	$0.35	$0.25	$0.44	$0.40
Diluted	$0.34	$0.25	$0.44	$0.39

Weighted average shares outstanding:
Basic	76,596	75,231	76,308	75,083
Diluted	77,605	76,473	77,086	76,204

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$26,616	$18,887	$33,729	$29,827
Other comprehensive income / (loss):
Foreign currency translation adjustment	304	186	(10)	784
Unrecognized actuarial gain / (loss), Switzerland pension plan, net of tax	3	41	(9)	4
	307	227	(19)	788
Derivatives designated as hedging instruments:
Unrealized gain on derivative instruments, net of tax	95	—	95	—
Reclassification adjustment for gain on derivative instruments recognized, net of tax	(23)	—	(23)	—
Net increase from derivatives designated as hedging instruments, net of tax	72	—	72	—

Total other comprehensive income	379	227	53	788

Comprehensive income	$26,995	$19,114	$33,782	$30,615
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended
	June 28, 2014	June 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,729	$29,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,995	14,302
Equity-based compensation and employee benefits	8,817	8,088
Reversal of excess tax benefits from stock-based compensation arrangements	825	—
Adjustment for doubtful accounts	(265)	(111)
Adjustment for inventory valuation	2,109	(205)
Deferred taxes	(552)	190
Loss (Gain) on disposal of property, plant and equipment	46	(147)
Changes in operating assets and liabilities:
Accounts and notes receivable	8,599	42,728
Inventory	(17,893)	10,869
Prepaid expenses and other current assets	4,115	40
Accounts payable, accrued expenses and other current liabilities	30,293	(31,296)
Income taxes payable	2,566	(5,454)
Other, net	1,805	(651)
Net cash provided by operating activities	84,189	68,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,294)	(5,957)
Proceeds from sales of property, plant and equipment	—	5,310
Purchase of short-term investments	(9,173)	—
Maturity of short-term investments	9,795	—
Net cash used in investing activities	(8,672)	(647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1,030	868
Reversal of excess tax benefits from stock-based compensation arrangements	(825)	—
Net cash provided by financing activities	205	868
Effect of exchange rate changes on cash and cash equivalents	(53)	(152)
Changes in cash and cash equivalents	75,669	68,249
Cash and cash equivalents at beginning of period	521,788	440,244
Cash and cash equivalents at end of period	$597,457	$508,493

CASH PAID FOR:
Interest	$580	$—
Income taxes	$4,270	$8,060

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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of June 28, 2014 and September 28, 2013 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage the fluctuation in foreign exchange rates. The Company’s international operations are exposed to changes in foreign exchange rates due to transactions denominated in currencies other than U.S. dollars. Most of the Company’s revenue and cost of materials are transacted in U.S. dollars. However, a significant amount of the Company’s operating expenses are denominated in local currencies, primarily in Singapore. The Company has established a program to monitor the forecasted transaction currency risk to protect against foreign exchange rate volatility. Generally, the Company uses foreign exchange forward contracts in these hedging programs. The derivative financial instruments, which have maturities of up to six months, are recorded at fair value and are included in prepaid expenses and other current assets, or other accrued expenses and other current liabilities. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business and accordingly, they are not speculative in nature.
Our accounting policy for derivative financial instruments is based on whether they meet the criteria for designation as a cash flow hedge. A designated hedge with exposure to variability in the functional currency equivalent of the future foreign currency cash flows of a forecasted transaction is referred to as a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain / (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income / (loss) and reclassify it into earnings in the same period in which the hedged transaction affects earnings and in the same line item on the consolidated statements of income as the impact of the hedged transaction. Derivatives that we designate as cash flow hedges are classified in the consolidated statements of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.
The hedge effectiveness of these derivative instruments is evaluated by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the forecasted cash flows of the hedged item.
If a cash flow hedge is discontinued because it is no longer probable that the original hedged transaction will occur as previously anticipated, the cumulative unrealized gain or loss on the related derivative is reclassified from accumulated other comprehensive income / (loss) into earnings. Subsequent gain / (loss) on the related derivative instrument is recognized into earnings in each period until the instrument matures, is terminated, is re-designated as a qualified cash flow hedge, or is sold. Ineffective portions of cash flow hedges, as well as amounts excluded from the assessment of effectiveness, are recognized in earnings.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of June 28, 2014 and September 28, 2013, fair value approximated the cost basis for cash equivalents.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to the expected historical or projected future operating results, significant changes in the manner of use of the assets, significant negative industry or economic trends and significant changes in market capitalization. During the three and nine months ended June 28, 2014, no triggering events occurred.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook process. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three and nine months ended June 28, 2014, no triggering events occurred.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
Prior Period Adjustments
During the three months ended December 28, 2013, the Company identified a prior period adjustment of $0.8 million relating to the provision of input tax receivables that resulted in increased selling, general and administrative expense and a reduction of input tax receivable that should have been recorded during the three months ended September 28, 2013. This error was corrected during the quarter ended December 28, 2013 and management has deemed that the adjustment was not material to the quarter ended September 28, 2013, the fiscal year ended September 28, 2013, or to the expected full year results of the current year ending September 27, 2014.
During the three months ended June 28, 2014, the Company identified a prior period adjustment of $1.6 million relating to the pricing discounts given to certain distributors that resulted in the decrease of the selling, general and administrative expense and the revenue that should have been recorded during the six months ended March 29, 2014. This error was corrected during the quarter ended June 28, 2014 and management has assessed that the adjustment was not material to the six months ended March 29, 2014, or to the expected full year results of the current year ending September 27, 2014.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently assessing the impact of this new guidance.
NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of June 28, 2014 and September 28, 2013:

	As of
(in thousands)	June 28, 2014	September 28, 2013
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$2,600	$3,252

Inventories, net:
Raw materials and supplies	$27,438	$19,703
Work in process	24,695	12,219
Finished goods	15,547	20,333
	67,680	52,255
Inventory reserves	(13,758)	(14,120)
	$53,922	$38,135
Property, plant and equipment, net:
Buildings and building improvements (2)	$31,132	$3,060
Leasehold improvements	14,009	15,763
Data processing equipment and software	27,333	24,549
Machinery, equipment, furniture and fixtures	44,331	48,998
Construction in progress (2)	—	19,396
	116,805	111,766
Accumulated depreciation	(64,574)	(64,225)
	$52,231	$47,541
Accrued expenses and other current liabilities:
Wages and benefits	$19,101	$19,779
Accrued customer obligations (3)	8,549	8,270
Commissions and professional fees	2,318	2,640
Deferred rent	1,896	1,097
Severance	1,290	1,468
Other	8,252	5,614
	$41,406	$38,868

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of June 28, 2014 and September 28, 2013, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended June 28, 2014 and June 29, 2013.

(2)
Pursuant to ASC No. 840, Leases, the Company was considered to be the owner of the building during the construction phase for the Agreement to Develop and Lease (the “ADL”) facility being developed by Mapletree Industrial Trust (the “Landlord”) in Singapore—see Notes 7 and 12 below. The building was completed on December 1, 2013 and the construction costs incurred

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

in relation to the relevant proportion of the Company's lease were recognized on the Consolidated Balance Sheet as of June 28, 2014.

(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit costs.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2013 and concluded that no impairment charge was required. During the nine months ended June 28, 2014, the Company reviewed the qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
In 2008, the Company acquired Orthodyne and added wedge bonder products to the business.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of June 28, 2014 and September 28, 2013:

	As of		Average estimated
(dollar amounts in thousands)	June 28, 2014	September 28, 2013	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(27,273)	(23,715)
Net wedge bonder developed technology	$5,927	$9,485

Wedge bonder customer relationships	$19,300	$19,300	5.0
Accumulated amortization	(19,300)	(19,300)
Net wedge bonder customer relationships	$—	$—

Wedge bonder trade name	$4,600	$4,600	8.0
Accumulated amortization	(3,306)	(2,876)
Net wedge bonder trade name	$1,294	$1,724

Wedge bonder other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	$—	$—
Net intangible assets	$7,221	$11,209

The following table reflects estimated annual amortization expense related to intangible assets as of June 28, 2014:

As of
(in thousands)	June 28, 2014
Remaining fiscal 2014	$1,330
Fiscal 2015	5,318
Fiscal 2016	573
Total amortization expense	$7,221

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash and cash equivalents consisted of the following as of June 28, 2014:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$137,854	$—	$—	$137,854
Cash equivalents:
Money market funds	260,885	—	—	260,885
Time deposits	198,718	—	—	198,718
Total cash and cash equivalents	$597,457	$—	$—	$597,457
Short-term investments:
Time deposits	2,600	—	—	2,600
Total short-term investments	$2,600	$—	$—	$2,600
Total cash, cash equivalents and short-term investments	$600,057	$—	$—	$600,057
Cash and cash equivalents consisted of the following as of September 28, 2013:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$113,295	$—	$—	$113,295
Cash equivalents:
Money market funds	226,272	—	—	226,272
Time deposits	182,221	—	—	182,221
Total cash and cash equivalents	$521,788	$—	$—	$521,788
Short-term investments
Time deposits	3,252	—	—	3,252
Total short-term investments	$3,252	$—	$—	$3,252
Total cash, cash equivalents and short-term investments	$525,040	$—	$—	$525,040

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months and nine months ended June 28, 2014.
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
The fair value of our financial assets and liabilities at June 28, 2014 were determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$137,854	$137,854	$—	$—
Cash equivalents:
Money market funds	260,885	260,885	—	—
Time deposits	198,718	198,718	—	—
Short-term investments:
Time deposits	2,600	2,600	—	—
Total assets	$600,057	$600,057	$—	$—
The fair value of our financial assets and liabilities at September 28, 2013 were determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$113,295	$113,295	$—	$—
Cash equivalents
Money market funds	226,272	226,272	—	—
Time deposits	182,221	182,221	—	—
Short-term investments
Time deposits	3,252	3,252	—	—
Total assets	$525,040	$525,040	$—	$—

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s international operations are exposed to changes in foreign exchange rates due to transactions denominated in currencies other than U.S. dollars. Most of the Company’s revenue and cost of materials are transacted in U.S. dollars. However, a significant amount of the Company’s operating expenses are denominated in local currencies, primarily in Singapore.
The foreign currency exposure of our operating expenses denominated in local currencies are generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge accounting designation to hedge exposures to the variability in the U.S.-dollar equivalent of forecasted non-U.S.-dollar-denominated operating expenses. These instruments generally mature within 6 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The fair value of derivative instruments on our Consolidated Balance Sheets as of June 28, 2014 and September 28, 2013 was as follows:

	As of
(in thousands)	June 28, 2014			September 28, 2013
	Notional Amount	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)	Notional Amount	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$7,863	$72	$—	$—	$—	$—
Total derivatives	$7,863	$72	$—	$—	$—	$—

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

(2)	Included in accrued expenses and other current liabilities on our Consolidated Balance Sheets.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Income for three months and nine months ended June 28, 2014 and June 29, 2013 was as follows:

(in thousands)	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange forward contract in cash flow hedging relationships:
Net gain recognized in OCI, net of tax(1)	$95	$—	$95	$—
Net gain reclassified from accumulated OCI into income, net of tax(2)	$23	$—	$23	$—
Net gain recognized in income(3)	$—	$—	$—	$—
(1)Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).
(2)Effective portion classified as selling, general and administrative expense.
(3)Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

NOTE 7: DEBT AND OTHER OBLIGATIONS
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
The lease has a ten year non-cancellable term (the "Initial Term") and contains options to renew for two further 10-year terms. The annual rent and service charge for the Initial Term range from approximately $4 million to approximately $5 million Singapore dollars.  The Tenant has a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental by the Tenant at the Tenant’s option which may be exercised at certain points during the second half of the Initial Term. Subject to the Tenant renting a minimum amount of space for a certain period, the Tenant has partial surrender rights. In addition, the Tenant has termination rights after renting the Initial Premises for a certain period of time.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
Credit facility
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars to the Landlord in connection with the Lease Agreement. The bank guarantee is effective from December 1, 2013 to November 30, 2014.

NOTE 8: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
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
The following table reflects the Company’s matching contributions to the Plan during the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended		Nine months ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cash	$304	$323	$913	$1,082

Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of June 28, 2014 and September 28, 2013:

	As of
(in thousands)	June 28, 2014	September 28, 2013
Gain from foreign currency translation adjustments	$4,172	$4,182
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(346)	(227)
Switzerland pension plan curtailment	(227)	(337)
Unrealized gain on hedging	72	—
Accumulated other comprehensive income	$3,671	$3,618
Equity-Based Compensation
As of June 28, 2014, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

100% of the market price of the Company's common stock on the date of grant. As of June 28, 2014, the Company’s one active plan, the 2009 Equity Plan, had 3.7 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended June 28, 2014 and June 29, 2013 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended		Nine months ended
(shares in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Market-based restricted stock	11	—	335	343
Time-based restricted stock	27	42	634	581
Performance-based restricted stock	—	—	—	57
Common stock	16	19	48	56
Equity-based compensation in shares	54	61	1,017	1,037
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended		Nine months ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales	$82	$53	$269	$275
Selling, general and administrative	2,182	2,125	6,924	6,375
Research and development	471	418	1,624	1,438
Total equity-based compensation expense	$2,735	$2,596	$8,817	$8,088

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended		Nine months ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Market-based restricted stock	$1,237	$1,042	$3,879	$3,175
Time-based restricted stock	1,250	1,303	4,225	4,171
Performance-based restricted stock	32	33	98	75
Stock options	6	8	15	37
Common stock	210	210	600	630
Total equity-based compensation expense	$2,735	$2,596	$8,817	$8,088

NOTE 9: EARNINGS PER SHARE
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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended
(in thousands, except per share)	June 28, 2014		June 29, 2013
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$26,616	$26,616	$18,887	$18,887
DENOMINATOR:
Weighted average shares outstanding - Basic	76,596	76,596	75,231	75,231
Stock options		117		108
Time-based restricted stock		442		535
Market-based restricted stock		450		599
Weighted average shares outstanding - Diluted		77,605		76,473
EPS:
Net income per share - Basic	$0.35	$0.35	$0.25	$0.25
Effect of dilutive shares		(0.01)		$—
Net income per share - Diluted		$0.34		$0.25

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Nine months ended
(in thousands, except per share)	June 28, 2014		June 29, 2013
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$33,729	$33,729	$29,827	$29,827
DENOMINATOR:
Weighted average shares outstanding - Basic	76,308	76,308	75,083	75,083
Stock options		114		111
Time-based restricted stock		345		499
Market-based restricted stock		319		511
Weighted average shares outstanding - Diluted		77,086		76,204
EPS:
Net income per share - Basic	$0.44	$0.44	$0.40	$0.40
Effect of dilutive shares		—		(0.01)
Net income per share - Diluted		$0.44		$0.39

NOTE 10: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the nine months ended June 28, 2014 and June 29, 2013:

	Nine months ended
(dollar amounts in thousands)	June 28, 2014	June 29, 2013
Income from operations before income taxes	$39,633	$31,890
Provision for income taxes	5,904	2,063
Net income	$33,729	$29,827

Effective tax rate	14.9%	6.5%

For the nine months ended June 28, 2014, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, discrete foreign tax liabilities, other U.S. current and deferred taxes and additional domestic and foreign expenses or benefits related to returns filed in the current period.
For the nine months ended June 29, 2013, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the release of a prior year reserve and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, other U.S. current and deferred taxes and additional domestic and foreign expenses or benefits related to returns filed in the current period.
The effective tax rate for the period ended June 28, 2014 of 14.9% increased from the effective rate for the fiscal period ended September 28, 2013 of 6.5% primarily due to the increased earnings in countries with higher statutory rates, additional discrete foreign tax liabilities and the release of a reserve in the prior period.
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
The following table reflects operating information by segment for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended		Nine months ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenue:
Equipment	$165,013	$125,103	$325,770	$316,088
Expendable Tools	15,504	16,078	48,066	45,242
Net revenue	180,517	141,181	373,836	361,330
Cost of sales:
Equipment	88,749	67,632	173,933	175,204
Expendable Tools	6,611	7,635	18,709	19,867
Cost of sales	95,360	75,267	192,642	195,071
Gross profit:
Equipment	76,264	57,471	151,837	140,884
Expendable Tools	8,893	8,443	29,357	25,375
Gross profit	85,157	65,914	181,194	166,259
Operating expenses:
Equipment	48,460	40,997	125,620	118,237
Expendable Tools	5,113	6,050	16,087	16,760
Operating expenses	53,573	47,047	141,707	134,997
Income from operations:
Equipment	27,804	16,474	26,217	22,647
Expendable Tools	3,780	2,393	13,270	8,615
Income from operations	$31,584	$18,867	$39,487	$31,262

The following table reflects assets by segment as of June 28, 2014 and September 28, 2013:

	As of
(in thousands)	June 28, 2014	September 28, 2013
Segment assets:
Equipment	$831,881	$764,793
Expendable Tools	107,982	98,201
Total assets	$939,863	$862,994

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following tables reflect capital expenditures for the nine months ended June 28, 2014 and June 29, 2013, and depreciation expense for the three and nine months ended June 28, 2014 and June 29, 2013:

	Nine months ended
(in thousands)	June 28, 2014	June 29, 2013
Capital expenditures:
Equipment	$7,231	$4,425
Expendable Tools	2,365	1,532
Capital expenditures	$9,596	$5,957

	Three months ended		Nine months ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Depreciation expense
Equipment	$1,518	$1,898	$4,130	$5,599
Expendable Tools	662	606	1,877	1,820
Depreciation expense	$2,180	$2,504	$6,007	$7,419

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
The following table reflects the reserve for product warranty activity for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended		Nine months ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Reserve for product warranty, beginning of period	$885	$1,163	$1,194	$2,412
Provision for product warranty	784	379	1,284	443
Product warranty costs paid	(375)	(468)	(1,184)	(1,781)
Reserve for product warranty, end of period	$1,294	$1,074	$1,294	$1,074

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of June 28, 2014:

		Payments due by fiscal year
(in thousands)	Total	2014	2015	2016	2017	thereafter
Inventory purchase obligation (1)	$133,542	$133,542	$—	$—	$—	$—
Operating lease obligations (2)	29,716	1,143	3,154	3,177	2,974	19,268
Total	$163,258	$134,685	$3,154	$3,177	$2,974	$19,268

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

(2)
The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2018 (not including lease extension options, if applicable).

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase of the ADL. This financing obligation is not reflected in the table above. The Company has recorded a financing obligation of $19.6 million on the balance sheet as of June 28, 2014.
Concentrations
There is no significant customer that represents 10% or more of our net revenue for the nine months ended June 28, 2014 and June 29, 2013.
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of June 28, 2014 and June 29, 2013:

	As of
	June 28, 2014	June 29, 2013
Haoseng Industrial Co., Ltd	15.3%	15.0%
STATS ChipPAC Ltd	*	19.0%
Siliconware Precision Industries Co. Limited	*	13.0%
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. As of June 28, 2014, our total cash, cash equivalents and short-term investments were $600.1 million, a $75.0 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in organic product development and non-organic opportunities.
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
Another example of our developing equipment for high-growth niche markets is our AT Premier Plus. This machine utilizes a modified wire bonding process to mechanically place bumps on devices in a wafer format, for variants of the flip chip assembly process. Typical applications include complementary metal-oxide semiconductor (“CMOS”) image sensors, surface acoustical wave (“SAW”) filters and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market. We also have expanded the use of AT Premier Plus for wafer level wire bonding for micro-electro-mechanical systems (“MEMS”) and other sensors.
Our technology leadership and bonding process know-how enable us to develop highly function-specific equipment with best-in-class throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We have established a dedicated team to develop advanced packaging bonders for the emerging three-dimensional integrated circuit (“3D IC”) market, and in November 2013, we shipped the first TCB (Thermal Compression Bonder) C2S (Chip-to-Substrate) alpha machine to a strategic customer. We have recently shipped the first C2S beta machine to one of our customers. 3D ICs save space, reduce footprint, form factor and enable stacking of separate chips in a single package, thus expanding overall IC functionality. It also improves performance while reducing power consumption. Mobile devices such as smartphones and tablets are the main drivers of this market.
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
Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and nine months ended June 28, 2014 and June 29, 2013, respectively:

	Three months ended
	June 28, 2014		June 29, 2013
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$165,013	91.4%	$125,103	88.6%
Expendable Tools	15,504	8.6%	16,078	11.4%
	$180,517	100.0%	$141,181	100.0%

	Nine months ended
	June 28, 2014		June 29, 2013
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$325,770	87.1%	$316,088	87.5%
Expendable Tools	48,066	12.9%	45,242	12.5%
	$373,836	100.0%	$361,330	100.0%

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

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended
(dollar amounts in thousands)	June 28, 2014	June 29, 2013	$ Change	% Change
Net revenue	$180,517	$141,181	$39,336	27.9%
Cost of sales	95,360	75,267	20,093	26.7%
Gross profit	85,157	65,914	19,243	29.2%
Selling, general and administrative	30,093	31,264	(1,171)	(3.7)%
Research and development	23,480	15,783	7,697	48.8%
Operating expenses	53,573	47,047	6,526	13.9%
Income from operations	$31,584	$18,867	$12,717	67.4%

	Nine months ended
(dollar amounts in thousands)	June 28, 2014	June 29, 2013	$ Change	% Change
Net revenue	$373,836	$361,330	$12,506	3.5%
Cost of sales	192,642	195,071	(2,429)	(1.2)%
Gross profit	181,194	166,259	14,935	9.0%
Selling, general and administrative	81,430	88,754	(7,324)	(8.3)%
Research and development	60,277	46,243	14,034	30.3%
Operating expenses	141,707	134,997	6,710	5.0%
Income from operations	$39,487	$31,262	$8,225	26.3%

Our net revenues for the nine months ended June 28, 2014 increased as compared to our net revenues for the nine months ended June 29, 2013 largely due to higher customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 96.2% and 95.8% of our net revenue for the three months ended June 28, 2014 and June 29, 2013, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 94.1% and 96.5% of our net revenue for the nine months ended June 28, 2014 and June 29, 2013, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.
The following tables reflect net revenue by business segment for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended
(dollar amounts in thousands)	June 28, 2014	June 29, 2013	$ Change	% Change
Equipment	$165,013	$125,103	$39,910	31.9%
Expendable Tools	15,504	16,078	(574)	(3.6)%
Total net revenue	$180,517	$141,181	$39,336	27.9%

	Nine months ended
(dollar amounts in thousands)	June 28, 2014	June 29, 2013	$ Change	% Change
Equipment	$325,770	$316,088	$9,682	3.1%
Expendable Tools	48,066	45,242	2,824	6.2%
Total net revenue	$373,836	$361,330	$12,506	3.5%
Equipment
The following table reflects the components of Equipment net revenue change between the three and nine months ended June 28, 2014 and June 29, 2013:

	June 28, 2014 vs. June 29, 2013
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$6,204	$33,706	$39,910	$5,924	$3,758	$9,682
For the three months ended June 28, 2014, the higher Equipment net revenue as compared to the prior year period was primarily due to the higher volume and pricing on our ball bonders and wedge bonders. The higher volume on ball bonders was primarily due to the strong demand for cost-performance machines. The higher volume on wedge bonders was driven by the sale of the new product family which was introduced in the third quarter of FY2013. In addition to the higher volume, pricing on our ball bonders and wedge bonders were also higher due to favorable product mix.
For the nine months ended June 28, 2014, the higher Equipment net revenue as compared to the prior year period was primarily due to the favorable product mix for ball bonders and wedge bonders.

Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three and nine months ended June 28, 2014 and June 29, 2013:

	June 28, 2014 vs. June 29, 2013
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$(1,029)	$455	$(574)	$(567)	$3,391	$2,824

For the three months ended June 28, 2014, the lower Expendable Tools net revenue as compared to the prior year period was primarily due to the price reduction in our wire bonding tools business and the adjustment relating to the pricing discounts given to certain distributors that resulted in the decrease in the selling, general and administrative expense ("SG&A") and the revenue in our wedge bonder business.

For the nine months ended June 28, 2014, the higher Expendable Tools net revenue as compared to the prior period was primarily due to volume increase in wire bonding business and wedge bonder tools. This was partially offset by price reduction in wire bonding tools business and adjustment of the pricing discounts given to certain distributors as explained above.
Gross Profit
The following tables reflect gross profit by business segment for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended
(dollar amounts in thousands)	June 28, 2014	June 29, 2013	$ Change	% Change
Equipment	$76,264	$57,471	$18,793	32.7%
Expendable Tools	8,893	8,443	450	5.3%
Total gross profit	$85,157	$65,914	$19,243	29.2%

	Nine months ended
(dollar amounts in thousands)	June 28, 2014	June 29, 2013	$ Change	% Change
Equipment	$151,837	$140,884	$10,953	7.8%
Expendable Tools	29,357	25,375	3,982	15.7%
Total gross profit	$181,194	$166,259	$14,935	9.0%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended		Basis Point
	June 28, 2014	June 29, 2013	Change
Equipment	46.2%	45.9%	30
Expendable Tools	57.4%	52.5%	490
Total gross margin	47.2%	46.7%	50

	Nine months ended		Basis Point
	June 28, 2014	June 29, 2013	Change
Equipment	46.6%	44.6%	200
Expendable Tools	61.1%	56.1%	500
Total gross margin	48.5%	46.0%	250

Equipment
The following table reflects the components of Equipment gross profit change between the three and nine months ended June 28, 2014 and June 29, 2013:

	June 28, 2014 vs. June 29, 2013
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$6,204	$(2,923)	$15,512	$18,793	$5,924	$2,707	$2,322	$10,953
For the three months ended June 28, 2014, the higher Equipment gross profit as compared to the prior year period was primarily due to the higher volume on our ball bonders and wedge bonders. The higher volume on ball bonders was primarily due to the strong demand for cost-performance machines. The higher volume on wedge bonders was driven by the sale of the new product family which was introduced in the third quarter of FY2013. In addition to the higher volume, we experienced higher pricing offset by higher cost due to product mix.
For the nine months ended June 28, 2014, the higher Equipment gross profit as compared to the prior year period was primarily due to the higher volume and higher pricing on our ball bonders and wedge bonders due to favorable product mix. In addition, the manufacturing costs were lower due to the efficiency from the continued consolidation of our production facilities.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three and nine months ended June 28, 2014 and June 29, 2013:

	June 28, 2014 vs. June 29, 2013
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$(1,029)	$1,161	$318	$450	$(567)	$2,474	$2,075	$3,982
For the three and nine months ended June 28, 2014, the higher Expendable Tools gross profit as compared to the prior year period primarily due to higher volume and lower cost due to higher absorption of the fixed manufacturing costs. This was partially offset by the adjustment relating to the pricing discounts given to certain distributors that resulted in the decrease in the SG&A expense and the revenue in our wedge bonder business.
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended		Basis point
	June 28, 2014	June 29, 2013	change
Selling, general & administrative	16.7%	22.1%	(540)
Research & development	13.0%	11.2%	180
Total	29.7%	33.3%	(360)

	Nine months ended		Basis point
	June 28, 2014	June 29, 2013	change
Selling, general & administrative	21.8%	24.6%	(280)
Research & development	16.1%	12.8%	330
Total	37.9%	37.4%	50

Selling, General and Administrative (“SG&A”)
SG&A decreased $1.2 million for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013 primarily due to net impact of the adjustment relating to the pricing discounts given to certain distributors of $1.9 million that resulted in the decrease in the SG&A expense and the revenue, decrease in amortization expenses of $1.0 million due to intangible assets relating to the Orthodyne customer relationships being fully amortized, and a decrease of severance expenses of $0.7 million. This was partially offset by an increase in incentive compensation of $1.4 million due to higher net revenue for the current fiscal quarter and an increase in professional services of $0.9 million.
SG&A decreased $7.3 million for the nine months ended June 28, 2014 as compared to the nine months ended June 29, 2013 primarily due to a decrease in amortization expenses of $2.9 million due to the intangible assets relating to the Orthodyne customer relationships being fully amortized, net favorable variance of $1.8 million in foreign exchange rates due to the strengthening of the U.S dollar against the foreign currency denominated liabilities which increased in the current period, net impact of the adjustment of the pricing discounts given to certain distributors of $1.3 million that resulted in the decrease in the SG&A expense and the revenue, a decrease in depreciation expense of $0.7 million as a result of accelerated depreciation being recorded in FY13 relating to the move of the new corporate headquarters in Singapore, and a decrease in staff costs of $0.6 million due to lower headcount.
Research and Development (“R&D”)
R&D expense increased $7.7 million for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013 primarily due to additional investment in the development of new products.
R&D expense increased $14.0 million for the nine months ended June 28, 2014 as compared to the nine months ended June 29, 2013, during which we recognized a Research Incentive Scheme for Companies grant of $0.7 million. In the nine months ended June 28, 2014, we invested an additional $13.2 million in the development of new products.
Income from Operations
For the three months ended June 28, 2014, total income from operations was higher by $12.7 million. This was primarily due to higher revenue and margin for equipment sales as explained above.
For the nine months ended June 28, 2014, total income from operations was higher by $8.2 million. This was primarily due to higher revenue and margin for equipment sales as explained above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended June 28, 2014 and June 29, 2013:

	Three months ended
(dollar amounts in thousands)	June 28, 2014	June 29, 2013	$ Change	% Change
Interest income	$256	$267	$(11)	(4.1)%
Interest expense	$(316)	$—	$(316)

	Nine months ended
(dollar amounts in thousands)	June 28, 2014	June 29, 2013	$ Change	% Change
Interest income	$878	$629	$249	39.6%
Interest expense	$(732)	$(1)	$(731)

Interest income for the nine months ended June 28, 2014 was higher as compared to the nine months ended June 29, 2013 due to higher interest income derived from short term investments and a larger cash and cash equivalents balance.

Interest expense for the three months and nine months ended June 28, 2014 was attributable to the interest on financing obligation relating to the new building. (Refer to Note 7 of Item 1)

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the nine months ended June 28, 2014 and June 29, 2013:

	Nine months ended
(in thousands)	June 28, 2014	June 29, 2013
Income from operations before income taxes	$39,633	$31,890
Provision for income taxes	5,904	2,063
Net income	$33,729	$29,827
Effective tax rate	14.9%	6.5%
For the nine months ended June 28, 2014, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, discrete foreign tax liabilities, other U.S. current and deferred taxes and additional domestic and foreign expenses or benefits related to returns filed in the current period.
For the nine months ended June 29, 2013, the effective income tax rate differed from the federal statutory rate primarily due to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate, the release of a prior year reserve and the impact of tax holidays, offset by an increase for deferred taxes on un-remitted earnings, other U.S. current and deferred taxes and additional domestic and foreign expenses or benefits related to returns filed in the current period.
The effective tax rate for the period ended June 28, 2014 of 14.9% increased from the effective rate for the fiscal period ended September 28, 2013 of 6.5% primarily due to the increased earnings in countries with higher statutory rates, additional discrete foreign tax liabilities and the release of a reserve in the prior period.
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
LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of June 28, 2014 and September 28, 2013:

	As of
(dollar amounts in thousands)	June 28, 2014	September 28, 2013	Change
Cash and cash equivalents	$597,457	$521,788	$75,669
Percentage of total assets	63.6%	60.5%
The following table reflects summary Consolidated Statement of Cash Flow information for the nine months ended June 28, 2014 and June 29, 2013:

	Nine months ended
(in thousands)	June 28, 2014	June 29, 2013
Net cash provided by operating activities	$84,189	$68,180
Net cash used in investing activities	(8,672)	(647)
Net cash provided by financing activities	205	868
Effect of exchange rate changes on cash and cash equivalents	(53)	(152)
Changes in cash and cash equivalents	$75,669	$68,249
Cash and cash equivalents, beginning of period	521,788	440,244
Cash and cash equivalents, end of period	$597,457	$508,493

Nine months ended June 28, 2014
Continuing Operations
Net cash provided by operating activities was primarily the result of net income of $33.7 million, non-cash adjustments of $21.0 million and working capital changes of $29.5 million. The change in working capital was primarily driven by increase in accounts payable of $30.3 million, decrease in accounts receivable of $8.6 million, decrease in the prepaid expenses and other current assets of $4.1 million, increase in income taxes payables of $2.6 million and others of $1.8 million. This was partially offset by a increase in inventories of $17.9 million.
The increase in accounts payable and inventories was due to higher purchases during the third quarter of fiscal 2014 in anticipation of an increase in production in the fourth quarter of fiscal 2014. The decrease in accounts receivable was due to cash collections in line with higher sales in the fourth quarter of fiscal 2013 due to variations in the timing of our customer orders within the seasonal cycle, as customers tend to add or replace equipment capacity by the end of the September quarter. The reduction in prepaid expenses and other current assets was due to net refunds of $2.7 million deposit in relation to the Agreement to Develop and Lease (the “ADL”) following the execution of the Lease Agreement, and a reduction of $2.7 million in tax refunds offset by higher $0.6 million of goods and services tax.
Net cash used by investing activities was primarily due to capital expenditures of $9.3 million and purchase of short-term investments of $9.2 million offset by the maturity of short-term investments of $9.8 million.
Net cash provided by financing activities relates to proceeds from the exercise of stock options of $1.0 million offset by reversal of excess tax benefits from stock-based compensation arrangements of $0.8 million.
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
Fiscal 2014 Liquidity and Capital Resource Outlook
We expect our fiscal 2014 capital expenditures to be from $12.0 to $13.0 million of which approximately $6.4 million is related to leasehold improvements for our Singapore facility under the ADL. Other expenditures are anticipated to be used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure. We also consider strategic business opportunities from time to time which could require substantial capital outlays, including possible acquisitions, joint ventures, alliances or other business arrangements.
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
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 28, 2014 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.

The following table reflects obligations and contingent payments under various arrangements as of June 28, 2014:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$1,982	$—	$—	$—	$1,982
Severance (1)	3,848	1,290	828	—	1,730
Operating lease retirement obligations	1,536	182	310	—	1,044
Long-term income taxes payable	2,702	—	—	—	2,702
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,068	$1,472	$1,138	$—	$7,458
Contractual Obligations:
Inventory purchase obligations (2)	$133,542	$133,542	$—	$—	$—
Operating lease obligations (3)	29,716	3,396	6,366	5,118	14,836
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$163,258	$136,938	$6,366	$5,118	$14,836

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of June 28, 2014, we recorded a financing obligation of $19.6 million. The financing obligation is not reflected in the table above.
Off-Balance Sheet Arrangements
Bank Guarantee
On May 7, 2012, Pte obtained a bank guarantee from DBS Bank Ltd., which was furnished to the Landlord and expired on May 9, 2013, at which time Pte replaced the bank guarantee with a cash deposit of an equivalent amount. The cash deposit was refunded on December 6, 2013.

Credit facility
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars to the Landlord in connection with the Lease Agreement. The bank guarantee is effective from December 1, 2013 to November 30, 2014.
We currently do not have any other off-balance sheet arrangements, such as derivatives, contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of June 28, 2014, we had deposits maturing within one year of $2.6 million.
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
Based on our foreign currency exposure as of June 28, 2014, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
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

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2014 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended June 28, 2014 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 28, 2013 filed with the Securities and Exchange Commission.

Item 6. -    EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: July 30, 2014	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.