Form 10-K
period 2014-09-27
KULICKE & SOFFA INDUSTRIES INC
filed 2014-11-12
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 29, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,001.8 million based on the closing sale price as reported on The NASDAQ Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
As of November 7, 2014 there were 76,988,338 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed on or about December 24, 2014 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2014 Annual Report on Form 10-K
September 27, 2014

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball and wedge bonder equipment and for expendable tools.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this Annual Report on Form 10-K for the fiscal year ended September 27, 2014 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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

K&S was incorporated in Pennsylvania in 1956. Our principal offices are located at 23A Serangoon North Avenue 5, #01-01, Singapore 554369 and our telephone number in the United States is (215) 784-7518. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor's own Internet access charges) on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC website at www.sec.gov and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

Our year end for each of fiscal 2014, 2013 and 2012 was September 27, 2014, September 28, 2013, and September 29, 2012, respectively.
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
We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. Our visibility into future demand is generally limited, forecasting is difficult, and we generally experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. As of September 27, 2014, our total cash, cash equivalents and investments were $597.1 million, a $72.1 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in organic product development and non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program will depend on market conditions as well as corporate and regulatory considerations. During the year ended September 27, 2014, the Company repurchased a total of 43.5 thousand shares of common stock at a cost of $0.6 million under the Program. As of September 27, 2014, our remaining stock repurchase authorization under the Program was approximately $99.4 million.
Technology Leadership
We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire and wedge bonding processes. Our equipment is typically the most productive and has the highest levels of process capability, and as a result, has a lower cost of ownership compared to other equipment in the market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the strong market positions of our ball bonder, wedge bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.

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
Our leadership also has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of bond pad pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our large bondable area (“LA”) configured machines. This LA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.
We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly, in particular for general lighting. We expect the next wave of growth in the LED market to be high brightness LED for general lighting. We also believe there is an opportunity for growth in wire bonding sales at wafer level using our AT Premier Plus.
Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In 2013, we launched a new line of high performance wedge bonder products, PowerFusionPS. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We have also initiated the design and development of our next generation hybrid wedge bonder, which we currently expect to release in 2015. In both cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and may become business opportunities in the future.
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
Our technology leadership and bonding process know-how have enabled us to develop highly function-specific equipment with best-in-class throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We established a dedicated team to develop and manufacture advanced packaging bonders for the emerging 2.5 dimensional (“2.5D IC”) and 3 dimensional integrated circuit (“3D IC”) markets. In November 2013, we shipped the first TCB (Thermo-Compression Bonder) C2S (Chip-to-Substrate) alpha machine to an initial strategic customer and have subsequently shipped additional variants to other customers. By reducing the interconnect dimensions, 2.5D and 3D ICs are expected to provide form factor, performance and power efficiency enhancements over traditional flip-chip packages in production today. High-performance processing and memory applications, in addition to mobile devices such as smartphones and tablets, are anticipated to be earlier adopters of this new packaging technology.
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

Products and Services
The Company operates two segments: Equipment and Expendable Tools. The following table reflects net revenue by business segment for fiscal 2014, 2013, and 2012:

	Fiscal
	2014		2013		2012
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$503,049	88.5%	$472,567	88.3%	$727,082	91.9%
Expendable Tools	65,520	11.5%	62,371	11.7%	63,941	8.1%
	$568,569	100.0%	$534,938	100.0%	$791,023	100.0%

See Note 12 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.
Equipment Segment
We manufacture and sell a line of ball bonders, wafer level bonders and heavy wire wedge bonders that are sold to semiconductor device manufacturers, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wafer level bonders mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Heavy wire wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. In September 2014, we introduced the APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S bonder, which is designed for performance and high accuracy applications, delivering die-stacking solutions for 2.5 Dimensional, 3 Dimensional or Through Silicon Via (TSV) integrated chips. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and, as a result, a lower cost of ownership.

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS Plus	Advanced and ultra fine pitch applications

	IConnPS LA	Large area substrate and matrix applications

	IConnPS Plus LA	Large area substrate and matrix applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu Plus	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu Plus LA	Large area substrate and matrix applications for copper wire

	ConnXPS Plus	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS Plus LA	Cost performance large area substrate and matrix applications

	AT Premier Plus	Advanced wafer level bonding application

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

Advanced Packaging	APAMA C2S	Flip chip thermo-compression bonding applications

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

•
The AT Premier Plus: ball bonders which utilize a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

In March 2014, we introduced the IConnPS Plus and IConnPS Plus LA, which offer new capabilities and enhanced features. IConnPS Plus LA is the large area version which extends the bondable width up to 87 millimeters. In September 2014, we introduced ConnXPS LED Plus, which offers higher performance and a larger bondable area for the LED market.
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
In September 2014, we introduced the PowerFusionPS HLx, which has similar capabilities of the PowerFusionPS HL and extends the bondable width up to 105 millimeters.
Advanced Packaging Bonders
In September 2014, we introduced the APAMA C2S bonder, which is designed for performance and high accuracy applications, delivering die-stacking solutions for 2.5 Dimensional, 3 Dimensional or Through Silicon Via (TSV) integrated chips.
Other Equipment Products and Services
We also sell manual wire bonders, and we offer spare parts, equipment repair, maintenance and servicing, training services, and upgrades for our equipment through our Support Services business unit.
Our K&S Care service is designed to help customers operate their machines at an optimum level under the care of our trained specialists. K&S Care includes a range of programs, offering different levels of service depending on customer needs.
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

The Optoceramic and OptoPCB package singulation blades for the LED market enable an improvement on package singulation quality, precision and productivity by providing a significantly longer life blade, and improved stability. We also offer ACS Pro Capillary, which is a new generation of copper capillary for advanced copper wire bonding applications.
In March 2014, we expanded the ACS series capillaries through the introduction of ACS Max and ACS Lite. ACS Max Capillary and ACS Lite Capillary are the new generation of copper capillary for medium-pin count and low-pin count copper wire applications.

Customers
Our major customers include IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Revenue from our customers may vary significantly from year-to-year based on their respective capital investments, operating expense budgets, and overall industry trends.
The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2014		Fiscal 2013		Fiscal 2012
1	Haoseng Industrial Co., Ltd. **	1	Siliconware Precision Industries, Ltd. *	1	Advance Semiconductor Engineering *
2	Advance Semiconductor Engineering	2	Advance Semiconductor Engineering	2	Siliconware Precision Industries, Ltd. *
3	Amkor Technology Inc.	3	STATS ChipPAC Ltd	3	Haoseng Industrial Co., Ltd. **
4	Skyworks Solutions Incorporated	4	Haoseng Industrial Co., Ltd. **	4	Rohm Intergrated Systems
5	Powertech Technology Inc.	5	Amkor Technology Inc.	5	Amkor Technology Inc.
6	Orient Semiconductor Electronics, Ltd.	6	Rohm Intergrated Systems	6	STATS ChipPAC Ltd
7	Texas Instruments, Inc.	7	Orient Semiconductor Electronics, Ltd.	7	LG Innotek Co. Ltd.
8	Greatek Electronics Inc.	8	Super Power International Ltd **	8	First Technology China, Ltd. **
9	Super Power International Ltd **	9	ST Microelectronics	9	Super Power International Ltd **
10	Freescale Semiconductor, Inc.	10	First Technology China, Ltd. **	10	ST Microelectronics
* Represents more than 10% of our net revenue for the applicable fiscal year.
** Distributor of our products.
Approximately 94.4%, 97.3%, and 98.3% of our net revenue for fiscal 2014, 2013, and 2012, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent a substantial majority of our future net revenue.
See Note 12 to our Consolidated Financial Statements included in Item 8 of this report for sales to customers by geographic location.
Sales and Customer Support
We believe long-term customer relationships are critical to our success, and comprehensive sales and customer support are an important means of establishing those relationships. To maintain these relationships, we primarily utilize our direct sales force, as well as distribution channels such as agents and distributors, depending on the product, region, or end-user application. In all cases, our goal is to position our sales and customer support resources near our customers' facilities so as to provide support for customers in their own language and consistent with local customs. Our sales and customer support resources are located primarily in Singapore, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, the U.S., and Germany. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Israel, and the U.S.
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
The following table reflects our backlog as of September 27, 2014 and September 28, 2013:

	As of
(in thousands)	September 27, 2014	September 28, 2013
Backlog	$79,100	$52,100

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
Expendable Tools
We manufacture dicing blades, capillaries and a portion of our bonding wedge inventory at our facility in Suzhou, China. The capillaries are made using blanks produced at our facility in Yokneam, Israel. We both produce and outsource the production of our bonding wedges. Both the Suzhou and Yokneam facilities are ISO 9001 certified. The Suzhou facility is also ISO 14001 and ISO 18001 certified.
Research and Product Development
Many of our customers generate technology roadmaps describing their projected packaging technology requirements. Our research and product development activities are focused on delivering robust production solutions to those projected requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $83.1 million, $61.6 million, and $63.4 million during fiscal 2014, 2013, and 2012, respectively. The higher research and development expense in 2014 primarily relates to the development of the advanced packaging bonder and other new products.
Intellectual Property
Where circumstances warrant, we apply for patents on inventions governing new products and processes developed as part of our ongoing research, engineering, and manufacturing activities. We currently hold a number of U.S. patents, many of which have foreign counterparts. We believe the duration of our patents often exceeds the commercial life cycles of the technologies disclosed and claimed in the patents. Additionally, we believe much of our important technology resides in our trade secrets and proprietary software.
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
Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant expendable tools competitors include:

•	Capillaries: PECO, Small Precision Tools, Inc., and Coorstek (formerly Gaiser)

•	Dicing blades: Disco Corporation

•	Bonding wedges: Small Precision Tools, Inc.
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
Employees
As of September 27, 2014, we had approximately 1,943 regular full-time employees and 335 temporary workers worldwide.

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
Unpredictable spending by our customers due to uncertainties in the macroeconomic environment could adversely affect our net revenue and profitability.
We depend upon demand from our customers including IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Our net revenue and profitability is based upon our customers' level of anticipated sales. Reductions or other fluctuations in their spending as a result of uncertain conditions in the macroeconomic environment, such as government, economic or fiscal instability, restricted global credit conditions, reduced demand, unbalanced inventory levels, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect our net revenue and profitability. The impact of general economic slowdowns could make our customers cautious and delay orders until the economic environment becomes clearer.
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
Many of our expenses, such as research and development, selling, general and administrative expenses, and interest expense, do not vary directly with our net revenue. Our research and development efforts include long-term projects lasting a year or more, which require significant investments. In order to realize the benefits of these projects, we believe that we must continue to fund them even during periods when our revenue has declined. As a result, a decline in our net revenue would adversely affect our operating results as we continue to make these expenditures. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net revenue, our operating results would decline. In a downturn, we may have excess inventory, which could be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:

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
We believe our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must introduce these products and product enhancements into the market in a timely manner in response to customers' demands for higher performance assembly equipment and leading-edge materials customized to address rapid technological advances in integrated circuits, and capital equipment designs. Our competitors may develop new products or enhancements to their products that offer improved performance and features, or lower prices which may render our products less competitive. The development and commercialization of new products require significant capital expenditures over an extended period of time, and some products we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers' future needs or achieve market acceptance.
The pace of transition from gold to copper wire bonding by our customers and the industry may slow down.
Since fiscal 2010, many of our customers have converted their bonding wire from gold to copper wire. Since this initial conversion, a majority of our wire bonder sales are copper capable bonders. In fiscal 2014, 76% of total ball bonders sold by the Company were copper capable bonders. If the pace of transition from gold to copper wire bonding by our customers slows down or customers transition away from copper wire bonding, there may be a reduced demand for our wire bonders and our financial condition and operating results may be materially and adversely affected.
Substantially all of our sales and manufacturing operations are located outside of the U.S., and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
Approximately 94.4%, 97.3%, and 98.3% of our net revenue for fiscal 2014, 2013, and 2012, respectively, were for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. We expect our future performance to depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. Some of these economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.
We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball and wedge bonders in Singapore, our dicing blades, capillaries and bonding wedges in China and capillary blanks in Israel. In addition, our corporate headquarters is in Singapore and we have sales, service and support personnel in China, Israel, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand, the U.S. and Germany. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	foreign exchange restrictions and capital controls;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and U.S. taxes on repatriated cash;

•	difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities;

•	episodic events outside our control such as, for example, outbreaks of influenza or other illnesses;

•	natural disasters such as earthquakes, fires or floods;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor work stoppages and strikes in our factories or the factories of our suppliers;

•	foreign governments' monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws; and

•	legal systems which are less developed and may be less predictable than those in the U.S.
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
Because most of our foreign sales are denominated in U.S. dollars, an increase in value of the U.S. dollar against foreign currencies will make our products more expensive than those offered by some of our foreign competitors. In addition, a weakening of the U.S. dollar against foreign currencies could make our costs in non-U.S. locations more expensive to fund. Our ability to compete overseas may therefore be materially and adversely affected by the fluctuations of the U.S. dollar against foreign currencies.
Because nearly all of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates which could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to net working capital exposures denominated in currencies other than the foreign subsidiaries' functional currency, and remeasurement of our foreign subsidiaries' net monetary assets from the subsidiaries' local currency into the subsidiaries' functional currency. In general, an increase in the value of the U.S. dollar could require certain of our foreign subsidiaries to record translation and remeasurement gains. Conversely, a decrease in the value of the U.S. dollar could require certain of our foreign subsidiaries to record losses on translation and remeasurement. An increase in the value of the U.S. dollar could increase the cost to our customers of our products in those markets outside the U.S. where we sell in U.S. dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials, both of which could have an adverse effect on our cash flows. Our primary exposures include the Singapore Dollar, Chinese Yuan, Japanese Yen, Malaysian Ringgit, Swiss Franc, Philippine Peso, Thai Baht, Taiwan Dollar, South Korean Won, Israeli Shekel and Euro. Although we from time to time have entered into foreign exchange forward contracts to hedge certain foreign currency exposure of our operating expenses, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flows.
We may not be able to continue to consolidate manufacturing and other facilities without incurring unanticipated costs and disruptions to our business.
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
Alternative packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional wire bonding. These technologies include flip chip and wafer level packaging. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies, such as those discussed above, which do not employ our products. If a significant shift to alternative packaging technologies to a technology not offered by us were to occur, demand for our equipment and related packaging materials may be materially and adversely affected. Given the lack of a significant alternate revenue stream other than wire bonding, a reduced demand for our equipment could materially and adversely affect our financial results.
Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. Sales to our largest customers, defined as more than 10% of our net revenue, comprised 11.0% and 37.3% of our net revenue for fiscal 2013 and 2012, respectively, and in the future could again represent a significant percentage of our sales. No customer accounted for more than 10% of our net revenue in fiscal 2014.
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
Costs of product defects and errata (deviations from product specifications) due to, for example, problems in our design and manufacturing processes, or those of our suppliers, could include:

•	writing off the value of inventory;

•	disposing of products that cannot be fixed;

•	retrofitting products that have been shipped;

•	providing product replacements or modifications; and

•	defending against litigation.
These costs could be large and may increase expenses and lower our operating profits. Our reputation with customers or end users could be damaged as a result of product defects and errata, and product demand could be reduced. These factors could harm our business and financial results.
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

•	the inability of suppliers to meet customer demand requirements during volatile cycles;

•	reliability or quality issues with certain key subassemblies provided by single source suppliers as to which we may not have any short term alternative;

•	shortages caused by disruptions at our suppliers and subcontractors for a variety of reasons, including work stoppage or fire, earthquake, flooding or other natural disasters;

•	delays in the delivery of raw materials or subassemblies, which, in turn, may delay shipments to our customers;

•	loss of suppliers as a result of consolidation of suppliers in the industry; and

•	loss of suppliers because of their bankruptcy or insolvency.
If we are unable to deliver products to our customers on time and at expected cost for these or any other reasons, or we are unable to meet customer expectations as to cycle time, or we are unable to maintain acceptable product quality or reliability, our business, financial condition and operating results may be materially and adversely affected.
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
In 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, regardless of whether these products are manufactured by third parties. These requirements require companies to conduct due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and certain adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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
Our success depends in part on our proprietary technology. To protect this technology, we rely principally on contractual restrictions (such as nondisclosure and confidentiality provisions) in our agreements with employees, subcontractors, vendors, consultants and customers and on the common law of trade secrets and proprietary “know-how.” We also rely, in some cases, on patent and copyright protection, although this protection may in some cases be insufficient as the duration of our patents often exceeds the commercial life cycles of the technologies disclosed and claimed in the patents due to the rapid development of technology in our industry. We may not be successful in protecting our technology for a number of reasons, including the following:

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
The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders' equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 76.6 million shares were outstanding as of September 27, 2014. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.
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
We have generated net operating loss carry-forwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code.  An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results. As of September 27, 2014, we have foreign net operating loss carryforwards of $80.6 million, domestic state net operating loss carryforwards of $177.8 million, domestic federal net operating loss carryforwards of $6.9 million, and tax credit carryforwards of $0.7 million.

Potential changes to U.S. and foreign tax laws could increase our income tax expense.
We are subject to income taxes in the U. S. and many foreign jurisdictions. Officials in some of the jurisdictions in which we do business have proposed, or announced that they are reviewing, tax changes that could potentially increase taxes, and other revenue-raising laws and regulations. It is unclear whether these proposed tax revisions will be enacted, or, if enacted, what the scope of the revisions will be. Changes in U.S. and foreign tax laws, if enacted, could materially and adversely affect our financial condition and operating results.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of September 27, 2014:

Facility (1)	Approximate Size	Function	Business Segment and Products Manufactured	Lease Expiration Date
Singapore	198,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Equipment: ball and wedge bonders	November 2043 (2)
Suzhou, China	155,000 sq. ft.	Manufacturing, technology and shared support services center	Expendable Tools: capillaries, dicing blades and bonding wedges	(3)
Fort Washington, Pennsylvania	88,000 sq. ft.	Technology, sales and service center	Not applicable	September 2033 (4)
Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Not applicable	August 2036 (5)
Yokneam, Israel	21,000 sq. ft.	Manufacturing and technology center	Expendable Tools: capillary blanks (semi-finish)	January 2018 (6)
Damansara Uptown, Malaysia	12,000 sq ft	Shared support services, sales and service center	Not applicable	July 2017 (7)

(1)	Each of the facilities listed in this table is leased other than the facility in Suzhou, China - see (3) below.

(2)	Includes lease extension periods at the Company's option. Initial lease expires in November 2023.

(3)	On September 25, 2013, the Company completed the building purchase.

(4)	Includes lease extension periods at the Company's option. Initial lease expires in September 2023.

(5)	Includes lease extension periods at the Company's option. Initial lease expires in August 2026.

(6)	Includes lease extension periods at the Company's option. Initial lease expires in January 2015.

(7)	Includes lease extension periods at the Company's option. Initial lease expires in July 2015.
In addition, the Company rents space for sales and service offices and administrative functions in China, Germany, Japan, Malaysia, South Korea, Switzerland, Taiwan, Thailand and the Philippines. The Company believes the facilities are generally in good condition and suitable to the extent of utilization needed.

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
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$13.70	$11.19	$12.04	$9.41
Second Quarter	$13.30	$10.73	$12.95	$10.58
Third Quarter	$15.10	$11.74	$12.56	$10.08
Fourth Quarter	$15.23	$13.44	$12.27	$10.91
On November 7, 2014, there were approximately 285 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance our business.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about December 24, 2014.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the year ended September 27, 2014 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs (1)
August 14, 2014 to September 27, 2014	43.5	$14.40	43.50	$99.4

(1)
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions as well as corporate and regulatory considerations. The $99.4 million represents the remaining amount available to repurchase shares under the Program.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2014, 2013, 2012, 2011, and 2010.
This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report or other reports filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2014	2013	2012	2011	2010
Statement of Operations Data:
Net revenue:
Equipment	$503,049	$472,567	$727,082	$759,331	$691,988
Expendable Tools	65,520	62,371	63,941	71,070	70,796
Total net revenue	568,569	534,938	791,023	830,401	762,784
Cost of sales:
Equipment	268,934	261,270	397,210	412,914	399,042
Expendable Tools	26,081	26,723	26,423	29,578	28,069
Total cost of sales	295,015	287,993	423,633	442,492	427,111
Operating expenses:
Equipment	174,346	158,306	164,081	189,631	155,625
Expendable Tools	22,224	22,833	24,083	28,218	32,013
Total operating expenses (1)	196,570	181,139	188,164	217,849	187,638
Income from operations:
Equipment	59,769	52,991	165,791	156,786	137,321
Expendable Tools	17,215	12,815	13,435	13,274	10,714
Interest income (expense), net	149	862	(4,975)	(7,632)	(7,930)
Income from continuing operations before income tax	77,133	66,668	174,251	162,428	140,105
Provision (benefit) for income taxes from continuing operations (2)	14,145	7,310	13,671	34,818	(2,037)
Net income	$62,988	$59,358	$160,580	$127,610	$142,142

(1)
During fiscal 2014, 2013, 2012, 2011 and 2010, we recorded $1.1 million, $1.9 million, $1.7 million, $2.5 million and $2.4 million, respectively, in operating expense for restructuring-related severance.

During fiscal 2014, 2013, 2012, 2011 and 2010, we recorded $17.6 million, $17.2 million, $22.0 million, $24.3 million and $17.4 million, respectively, in operating expense for incentive compensation.
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

	Fiscal
	2014	2013	2012	2011	2010
Per Share Data:
Net income per share: (1) (2)
Basic	$0.82	$0.79	$2.17	$1.77	$2.01
Diluted	$0.81	$0.78	$2.13	$1.73	$1.92

Weighted average shares outstanding: (1) (2)
Basic	76,396	75,132	73,887	71,820	70,012
Diluted	77,292	76,190	75,502	73,341	73,548
(1) For fiscal 2014, 2013, 2012, 2011 and 2010, the exercise of dilutive stock options and expected vesting of time-based and market-based restricted stock were included.
(2) For fiscal 2010, expected vesting of performance-based restricted stock and conversion of the 1% Convertible Subordinated Notes were included. For fiscal 2010, $0.3 million of after-tax interest expense related to our 1% Convertible Subordinated Notes was added to the Company's net income to determine diluted earnings per share.

	Fiscal
(in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$597,086	$525,040	$440,244	$384,552	$181,334
Working capital excluding discontinued operations	756,340	676,986	589,947	405,659	347,560
Total assets excluding discontinued operations	944,448	862,994	815,609	728,391	580,169
Long-term debt and current portion of long-term debt	—	—	—	105,224	98,475
Long-term and current portion of financing obligation	19,616	19,396	—	—	—
Shareholders' equity	789,242	716,665	643,667	469,877	322,480

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball and wedge bonder equipment and for expendable tools.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” within this Annual Report on Form 10-K for the fiscal year ended September 27, 2014 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure through continuing improvement and optimization of operations. Cost reduction efforts remain an important part of our normal ongoing operations and are expected to generate savings without compromising overall product quality and service levels.
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
We continue to position our business to leverage our research and development leadership and innovation and to focus our efforts on mitigating volatility, improving profitability and ensuring longer-term growth. We remain focused on operational excellence, expanding our product offerings and managing our business efficiently throughout the business cycles. Our visibility into future demand is generally limited, forecasting is difficult, and we generally experience typical industry seasonality.
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. As of September 27, 2014, our total cash, cash equivalents and investments were $597.1 million, a $72.1 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue organic and non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program will depend on market conditions as well as corporate and regulatory considerations. During the year ended September 27, 2014, the Company repurchased a total of 43.5 thousand shares of common stock at a cost of $0.6 million under the Program. As of September 27, 2014, our remaining stock repurchase authorization under the Program was approximately $99.4 million.
Technology Leadership
We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire and wedge bonding processes. Our equipment is typically the most productive and has the highest levels of process capability, and as a result, has a lower cost of ownership compared to other equipment in its market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the strong market positions of our ball bonder, wedge bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enable our customers to handle the leading technologies in terms of bond pad pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our large bondable area (“LA”) configured machines. This LA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.
We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in LED assembly, in particular for general lighting. We expect the next wave of growth in the LED market to be high brightness LED for general lighting. We also believe there is an opportunity for growth in wire bonding sales at wafer level using our AT Premier Plus.
Furthermore, we gain synergies by leveraging technologies between our unique platforms. Our leading technology for wedge bonder equipment uses aluminum ribbon or heavy wire as opposed to fine gold and fine copper wire used in ball bonders.  In 2013, we launched a new line of high performance wedge bonder products, PowerFusionPS. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We have also initiated the design and development of our next generation hybrid wedge bonder, which we currently expect to release in 2015. In both cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and may become business opportunities in the future.
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
Our technology leadership and bonding process know-how have enabled us to develop highly function-specific equipment with best-in-class throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We established a dedicated team to develop and manufacture advanced packaging bonders for the emerging 2.5 dimensional (“2.5D IC”) and 3 dimensional integrated circuit (“3D IC”) markets. In November 2013, we shipped the first TCB (Thermo-Compression Bonder) C2S (Chip-to-Substrate) alpha machine to an initial strategic customer and have subsequently shipped additional variants to other customers. By reducing the interconnect dimensions, 2.5D and 3D ICs are expected to provide form factor, performance and power efficiency enhancements over traditional flip-chip packages in production today. High-performance processing and memory applications, in addition to mobile devices such as smartphones and tablets, are anticipated to be earlier adopters of this new packaging technology.
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
Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for fiscal 2014, 2013, and 2012:

	Fiscal
	2014		2013		2012
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$503,049	88.5%	$472,567	88.3%	$727,082	91.9%
Expendable Tools	65,520	11.5%	62,371	11.7%	63,941	8.1%
	$568,569	100.0%	$534,938	100.0%	$791,023	100.0%

See Note 12 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.

Equipment Segment
We manufacture and sell a line of ball bonders, wafer level bonders and heavy wire wedge bonders that are sold to semiconductor device manufacturers, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wafer level bonders mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Heavy wire wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. In September 2014, we introduced the APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S bonder, which is designed for performance and high accuracy applications, delivering die-stacking solutions for 2.5 Dimensional, 3 Dimensional or Through Silicon Via (TSV) integrated chips. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and, as a result, a lower cost of ownership.

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS Plus	Advanced and ultra fine pitch applications

	IConnPS LA	Large area substrate and matrix applications

	IConnPS Plus LA	Large area substrate and matrix applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu Plus	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu Plus LA	Large area substrate and matrix applications for copper wire

	ConnXPS Plus	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS Plus LA	Cost performance large area substrate and matrix applications

	AT Premier Plus	Advanced wafer level bonding application

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

Advanced Packaging	APAMA C2S	Flip chip thermo-compression bonding applications

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

•
The AT Premier Plus: ball bonders which utilize a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.

In March 2014, we introduced the IConnPS Plus and IConnPS Plus LA, which offer new capabilities and enhanced features. IConnPS Plus LA is the large area version which extends the bondable width up to 87 millimeters. In September 2014, we introduced ConnXPS LED Plus, which offers higher performance and a larger bondable area for the LED market.
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
In September 2014, we introduced the PowerFusionPS HLx, which has similar capabilities of the PowerFusionPS HL and extends the bondable width up to 105 millimeters.
Advanced Packaging Bonders
In September 2014, we introduced the APAMA C2S bonder, which is designed for performance and high accuracy applications, delivering die-stacking solutions for 2.5 Dimensional, 3 Dimensional or Through Silicon Via (TSV) integrated chips.
Other Equipment Products and Services
We also sell manual wire bonders, and we offer spare parts, equipment repair, maintenance and servicing, training services, and upgrades for our equipment through our Support Services business unit.
Our K&S Care service is designed to help customers operate their machines at an optimum level under the care of our trained specialists. K&S Care includes a range of programs, offering different levels of service depending on customer needs.
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

The Optoceramic and OptoPCB package singulation blades for the LED market enable an improvement on package singulation quality, precision and productivity by providing a significantly longer life blade, and improved stability. We also offer ACS Pro Capillary, which is a new generation of copper capillary for advanced copper wire bonding applications.

In March 2014, we expanded the ACS series capillaries through the introduction of ACS Max and ACS Lite. ACS Max Capillary and ACS Lite Capillary are the new generation of copper capillary for medium-pin count and low-pin count copper wire applications.
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
We believe the following critical accounting policies, which have been reviewed with the Audit Committee of our Board of Directors, reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
In accordance with ASC No. 605, Revenue Recognition, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectability is reasonably assured, and customer acceptance, when applicable, has been received or we otherwise have been released from customer acceptance obligations. If terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. Our standard terms are ex works (our factory), with title transferring to our customer at our loading dock or upon embarkation. We have a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order.
Our business is subject to contingencies related to customer orders, including:

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

•
Conditions of Acceptance: Sales of our consumable products generally do not have customer acceptance terms. In certain cases, sales of our equipment have customer acceptance clauses which may require the equipment to perform in accordance with customer specifications or when installed at the customer's facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers' facilities, the revenue for the equipment will not be recognized until acceptance, which typically consists of installation and testing, is received from the customer.

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
Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for all spare parts, and 12 months forecasted future consumption for expendable tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. We communicate forecasts of our future consumption to our suppliers and adjust commitments to those suppliers accordingly. If required, we reserve the difference between the carrying value of our inventory and the lower of cost or market value, based upon assumptions about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded in 2009 for the acquisition of Orthodyne Electronics Inc., which added wedge bonder products to the Equipment business.
Accounting Standard Update 2011-08, Testing Goodwill for Impairment provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
In fiscal 2013 and 2014, we chose to bypass the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.
As part of our annual evaluation of the goodwill, we perform an impairment test of our goodwill in the fourth quarter of each fiscal year to coincide with the completion of our annual forecasting process and refreshing of our business outlook processes. On an ongoing basis, we monitor whether a "triggering" event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future.
Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we have used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Indicators of potential impairment may lead us to perform interim goodwill impairment assessments, including significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline, unforeseen changes in technology or unanticipated competition.
For further information on goodwill and other intangible assets, see Note 3 to our Consolidated Financial Statements included in Item 8.
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
Equity-Based Compensation
We account for equity-based compensation under the provisions of ASC No. 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of the fair value of equity-based compensation in net income. Compensation expense associated with market-based restricted stock is determined using a Monte-Carlo valuation model, and compensation expense associated with time-based and performance-based restricted stock is determined based on the number of shares granted and the fair value on the date of grant. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model.
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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to our consolidated financial statements in Item 8 for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our consolidated results of operations and financial condition.

RESULTS OF OPERATIONS
Results of Operations for fiscal 2014 and 2013
The following table reflects our income from operations for fiscal 2014 and 2013:

	Fiscal
(dollar amounts in thousands)	2014	2013	$ Change	% Change
Net revenue	$568,569	$534,938	$33,631	6.3%
Cost of sales	295,015	287,993	7,022	2.4%
Gross profit	273,554	246,945	26,609	10.8%

Selling, general and administrative	113,514	119,519	(6,005)	(5.0)%
Research and development	83,056	61,620	21,436	34.8%
Operating expenses	196,570	181,139	15,431	8.5%

Income from operations	$76,984	$65,806	$11,178	17.0%
Bookings and Backlog
A booking is recorded when a customer order is reviewed and it is determined that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. We use bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure. Reconciliation of bookings to net revenue is not practicable. Our backlog consists of customer orders scheduled for shipment within the next twelve months. A majority of our orders are subject to cancellation or deferral by our customers with limited or no penalties. Also, customer demand for our products can vary dramatically without prior notice. Because of the volatility of customer demand, possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of net revenue for any succeeding period.
The following tables reflect our bookings and backlog for fiscal 2014 and 2013:

	Fiscal
(in thousands)	2014	2013
Bookings	$595,565	$497,335

	As of
(in thousands)	September 27, 2014	September 28, 2013
Backlog	$79,100	$52,100
Net Revenue
Approximately 94.4% and 97.3% of our net revenue for fiscal 2014 and 2013, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent the majority of our future revenue.

The following table reflects net revenue by business segment for fiscal 2014 and 2013:

	Fiscal
(dollar amounts in thousands)	2014	2013	$ Change	% Change
Equipment	$503,049	$472,567	$30,482	6.5%
Expendable Tools	65,520	62,371	3,149	5.0%
Total net revenue	$568,569	$534,938	$33,631	6.3%
Equipment
The following table reflects the components of Equipment net revenue change between fiscal 2014 and 2013:

	Fiscal 2014 vs. 2013
(in thousands)	Price	Volume	$ Change
Equipment	$9,224	$21,258	$30,482
For fiscal 2014, the higher Equipment net revenue as compared to fiscal 2013 was primarily due to the higher volume of both ball bonder and wedge bonder sales and a favorable product mix. The higher volume on ball bonders was driven primarily by higher demand for mobile devices. The higher volume on wedge bonders was driven primarily by sales of the new product family which was introduced in the third quarter of fiscal 2013.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between fiscal 2014 and 2013:

	Fiscal 2014 vs. 2013
(in thousands)	Price	Volume	$ Change
Expendable Tools	$(1,017)	$4,166	$3,149

For fiscal 2014, the higher Expendable Tools net revenue as compared to fiscal 2013 was primarily due to higher volume. This was partially offset by price reduction in wire bonding tools business and wedge bonder tools business. The price reduction in wedge bonder tools business was primarily due to an adjustment of the pricing discounts given to certain distributors, which resulted in the decrease in the selling, general and administrative ("SG&A") expense and the revenue in our wedge bonder tools business, partially offset by favorable product mix.
Gross Profit
The following table reflects gross profit by business segment for fiscal 2014 and 2013:

	Fiscal
(dollar amounts in thousands)	2014	2013	$ Change	% Change
Equipment	$234,115	$211,297	$22,818	10.8%
Expendable Tools	39,439	35,648	3,791	10.6%
Total gross profit	$273,554	$246,945	$26,609	10.8%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2014 and 2013:

	Fiscal		Basis Point
	2014	2013	Change
Equipment	46.5%	44.7%	180
Expendable Tools	60.2%	57.2%	300
Total gross margin	48.1%	46.2%	190

 Equipment
The following table reflects the components of Equipment gross profit change between fiscal 2014 and 2013:

	Fiscal 2014 vs. 2013
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$9,224	$(5,062)	$18,656	$22,818
For fiscal 2014, the higher Equipment gross profit as compared to fiscal 2013 was primarily due to the higher volume of both ball bonder and wedge bonder sales and a favorable product mix as described above. This was partially offset by higher production costs for our ball bonders and wedge bonders, which was primarily due to product mix.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between fiscal 2014 and 2013:

	Fiscal 2014 vs. 2013
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$(1,017)	$2,333	$2,475	$3,791
For fiscal 2014, the higher Expendable Tools gross profit as compared to fiscal 2013 was primarily due to the higher volume and lower cost. This was partially offset by price reduction in wire bonding tools business and wedge bonder tools business. The price reduction in wedge bonder tools business was primarily due to an adjustment of the pricing discounts given to certain distributors, which resulted in the decrease in the SG&A expense and the revenue in our wedge bonder tools business, partially offset by favorable product mix.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2014 and 2013:

	Fiscal		Basis point
	2014	2013	change
Selling, general & administrative	20.0%	22.3%	(230)
Research & development	14.6%	11.5%	310
Total	34.6%	33.8%	80
Selling, General and Administrative (“SG&A”)
SG&A expense decreased $6.0 million during fiscal 2014 as compared to fiscal 2013 primarily due to a decrease in amortization expenses of $3.9 million as the intangible assets relating to the Orthodyne customer relationships have been fully amortized, net favorable variance of $2.8 million in foreign exchange rates due to strengthening of the U.S dollar against foreign currency denominated liabilities which increased in the current period, and net impact of adjustment of the pricing discounts given to certain distributors of $1.5 million that resulted in a decrease in the SG&A expense and revenue. These decreases were partially offset by a gain of $2.1 million related to the curtailment of our Swiss pension plan in fiscal 2013.
Research and Development (“R&D”)
R&D expense increased $21.4 million during fiscal 2014 as compared to fiscal 2013, during which we recognized a Research Incentive Scheme for Companies grant of $0.7 million. In fiscal 2014, we invested an additional $20.7 million of materials and other expenses in the development of new products.

Income from Operations
For fiscal 2014, total income from operations was higher by $11.2 million. This was due primarily to higher revenue and margin for equipment sales as explained above.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2014 and 2013:

	Fiscal
(dollar amounts in thousands)	2014	2013	$ Change	% Change
Interest income	$1,197	$883	$314	35.6%
Interest expense	$(1,048)	$(21)	$(1,027)	100.0%

Interest income in fiscal 2014 was higher as compared to fiscal 2013 due to higher interest income derived from short term investments and a larger cash and cash equivalents balance.

The higher interest expense for fiscal 2014 was attributable to the interest on financing obligation relating to the new building (Refer to Note 7 of our Consolidated Financial Statements included in Item 8 of this report).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2014 and 2013:

	Fiscal
(in thousands)	2014	2013
Income from operations before income taxes	$77,133	$66,668
Provision for income taxes	14,145	7,310
Net income	$62,988	$59,358

Effective tax rate	18.3%	11.0%
For fiscal 2014, the effective income tax rate increased from fiscal 2013 by 7.3% due primarily to a shift in earnings to tax jurisdictions with higher effective tax rates, certain changes in estimates that were recorded upon filing tax returns in foreign jurisdictions and the release of a reserve in fiscal 2013.
For fiscal 2013, the effective income tax rate differed from the federal statutory rate due primarily to tax from foreign operations at a lower effective tax rate than the U.S. statutory rate and the impact of tax holidays, release of tax reserves, offset by an increase for deferred taxes on un-remitted earnings as well as other U.S. current and deferred taxes.
Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, a change in our assertion for un-remitted foreign earnings, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

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
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2013 and 2012:

	Fiscal		Basis point
	2013	2012	change
Selling, general & administrative	22.3%	15.8%	650
Research & development	11.5%	8.0%	350
Total	33.8%	23.8%	1,000
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

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of September 27, 2014 and September 28, 2013:

	As of
(dollar amounts in thousands)	September 27, 2014	September 28, 2013	Change
Cash and cash equivalents	$587,981	$521,788	$66,193
Percentage of total assets	62.3%	60.5%
The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2014 and 2013:

	Fiscal
(in thousands)	2014	2013
Net cash provided by operating activities	$82,460	$94,824
Net cash used in investing activities	(15,974)	(15,114)
Net cash (used in) provided by financing activities	(164)	1,733
Effect of exchange rate changes on cash and cash equivalents	(129)	101
Changes in cash and cash equivalents	66,193	81,544
Cash and cash equivalents, beginning of period	521,788	440,244
Cash and cash equivalents, end of period	587,981	521,788
Short-term investments	9,105	3,252
Total cash and investments	$597,086	$525,040
Fiscal 2014
Continuing Operations
Net cash provided by operating activities was primarily the result of net income of $63.0 million, non-cash adjustments of $33.6 million and offset by the working capital changes of $14.1 million. The change in working capital was primarily driven by an increase in inventories of $14.6 million and an increase in accounts receivable of $9.3 million. This was partially offset by a decrease in prepaid expenses and other current assets of $8.9 million and a decrease in accounts payable of $1.0 million.
The increase in inventories was due to higher inventories held at year-end in anticipation of a scheduled scale down of manufacturing activity in the first quarter of fiscal 2015. The higher accounts receivable were due to higher sales in the fourth quarter of fiscal 2014. The reduction in prepaid expenses and other current assets was due to net refunds of a $2.7 million deposit in relation to the Agreement to Develop and Lease (the “ADL”) following the execution of the Lease Agreement, and a reduction of $6.3 million due to tax refunds.
Net cash used in investing activities was primarily the purchase of short-term investments of $18.2 million and capital expenditures of $10.1 million offset by the maturity of short-term investments of $12.4 million.
Net cash used in financing activities was primarily the reversal of excess tax benefits from stock-based compensation arrangements of $0.8 million and the repurchase of common stock of $0.4 million offset by proceeds from the exercise of stock options of $1.0 million.
Fiscal 2013
Continuing Operations
Net cash provided by operating activities was due primarily to net income of $59.4 million plus non-cash adjustments of $35.5 million contributed to net cash provided by continuing operations.
Net cash used by investing activities was primarily capital expenditures of $17.2 million and the purchase of short term investments of $3.2 million, offset by proceeds from a building disposal of $5.3 million.
Net cash provided by financing activities related to proceeds from the exercise of stock options.

Fiscal 2015 Liquidity and Capital Resource Outlook
We expect our fiscal 2015 capital expenditures to be between $17.0 and $19.0 million. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.
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
On August 14, 2014, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the repurchase program. The repurchase program is effective immediately, may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions as well as corporate and regulatory considerations. During the year ended September 27, 2014, the Company repurchased a total of 43.5 thousand shares of common stock at a cost of $0.6 million under the repurchase program. As of September 27, 2014, our remaining stock repurchase authorization under the repurchase program was approximately $99.4 million.
Other Obligations and Contingent Payments
Agreement to Develop and Lease and Lease Agreement
On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, entered into the Agreement to Develop and Lease (the “ADL”) with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”).  Pursuant to the ADL, the Landlord agreed to develop a building in Singapore as our corporate headquarters, manufacturing, technology, sales and service center (the "Building"). The lease has a ten-year non-cancellable initial term (the "Initial Term") and contains options to renew for a further two ten-year terms. The annual rent and service charge for the initial term range between approximately $4 million to approximately $5 million Singapore dollars.  Pte has a right of first refusal for all space that becomes available in the Building, and the Landlord has agreed to make available a certain amount of additional space for rental by Pte at Pte’s option, which may be exercised at certain points during the second half of the initial term. Subject to Pte renting a minimum amount of space for a certain period, Pte has partial surrender rights. In addition, Pte has termination rights after renting the premises for a certain period of time.
The Building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation.
As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of twenty five years. We concluded that the term of the financing obligation is ten years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet were each $20.0 million, which was based on using an interest rate of 6.3% over the initial term.  The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense.  The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.

Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of September 27, 2014 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the table below for additional information.
The following table reflects obligations and contingent payments under various arrangements as of September 27, 2014:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$2,268	$—	$—	$—	$2,268
Severance (1)	3,487	1,067	788	—	1,632
Operating lease retirement obligations	1,525	410	23	31	1,061
Long-term income taxes payable	3,395	—	—	—	3,395
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,675	$1,477	$811	$31	$8,356
Contractual Obligations:
Inventory purchase obligations (2)	$84,240	84,240	$—	$—	$—
Operating lease obligations (3)	29,525	3,702	6,520	5,080	14,223
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$113,765	$87,942	$6,520	$5,080	$14,223

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(3)
We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2026 (not including lease extension options, if applicable).

The annual rent and service charge for the Initial Term for the Building under the ADL range from approximately $4 million to approximately $5 million Singapore dollars and is not included in the table above.
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of September 27, 2014, we recorded a financing obligation of $19.1 million. The financing obligation is not reflected in the table above.

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
As of September 27, 2014, we did not have any other off-balance sheet arrangements, such as derivatives, contingent interests or obligations associated with variable interest entities.

Item 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of September 27, 2014, we had no available-for-sale investments.
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
Based on our foreign currency exposure as of September 27, 2014, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of September 27, 2014.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke & Soffa Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Kulicke & Soffa Industries, Inc. and its subsidiaries at September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting included in Item 9A of this report. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Singapore
November 12, 2014

 KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	September 27, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$587,981	$521,788
Short-term investments	9,105	3,252
Accounts and notes receivable, net of allowance for doubtful accounts of $143 and $504, respectively	171,530	162,714
Inventories, net	49,694	38,135
Prepaid expenses and other current assets	15,090	24,012
Deferred income taxes	4,291	4,487
Total current assets	837,691	754,388

Property, plant and equipment, net	52,755	47,541
Goodwill	41,546	41,546
Intangible assets, net	5,891	11,209
Other assets	6,565	8,310
TOTAL ASSETS	$944,448	$862,994

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,132	$37,030
Accrued expenses and other current liabilities	43,731	38,868
Income taxes payable	2,488	1,504
Total current liabilities	81,351	77,402

Financing obligation	19,102	19,396
Deferred income taxes	44,963	40,709
Other liabilities	9,790	8,822
TOTAL LIABILITIES	$155,206	$146,329

Commitments and contingent liabilities (Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 81,624 and 80,237, respectively; outstanding 76,626 and 75,283 shares, respectively	479,116	467,525
Treasury stock, at cost, 4,998 and 4,954 shares, respectively	(46,984)	(46,356)
Accumulated income	354,866	291,878
Accumulated other comprehensive income	2,244	3,618
TOTAL SHAREHOLDERS' EQUITY	$789,242	$716,665

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$944,448	$862,994
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2014	2013	2012
Net revenue	$568,569	$534,938	$791,023
Cost of sales	295,015	287,993	423,633
Gross profit	273,554	246,945	367,390

Selling, general and administrative	113,514	119,519	124,718
Research and development	83,056	61,620	63,446
Operating expenses	196,570	181,139	188,164

Income from operations	76,984	65,806	179,226

Interest income	1,197	883	833
Interest expense	(1,048)	(21)	(5,808)
Income from operations before income taxes	77,133	66,668	174,251
Provision for income taxes	14,145	7,310	13,671
Net income	$62,988	$59,358	$160,580

Net income per share:
Basic	$0.82	$0.79	$2.17
Diluted	$0.81	$0.78	$2.13

Weighted average shares outstanding:
Basic	76,396	75,132	73,887
Diluted	77,292	76,190	75,502

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2014	2013	2012
Net income	$62,988	$59,358	$160,580
Other comprehensive income (loss):
Foreign currency translation adjustment	(983)	1,186	207
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(391)	51	(370)
Total other comprehensive (loss) income	(1,374)	1,237	(163)
Comprehensive income	$61,614	$60,595	$160,417
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Accumulated Income	Accumulated Other Comprehensive Income	Shareholders' Equity
	Shares	Amount
Balances as of October 1, 2011	72,779	$441,749	$(46,356)	$71,940	$2,544	$469,877
Issuance of stock for services rendered	78	720	—	—	—	720
Exercise of stock options	436	3,325	—	—	—	3,325
Issuance of shares for market-based restricted stock and time-based restricted stock	852	—	—	—	—	—
Excess tax benefits from stock based compensation	—	1,537	—	—	—	1,537
Equity-based compensation expense	—	7,791	—	—	—	7,791
Components of comprehensive income:
Net income	—	—	—	160,580	—	160,580
Translation adjustment	—	—	—	—	207	207
Unamortized pension costs	—	—	—	—	(370)	(370)
Total comprehensive income	—	—	—	160,580	(163)	160,417
Balances as of September 29, 2012	74,145	$455,122	$(46,356)	$232,520	$2,381	$643,667
Issuance of stock for services rendered	74	840	—	—	—	840
Exercise of stock options	101	908	—	—	—	908
Issuance of shares for market-based restricted stock and time-based restricted stock	963	—	—	—	—	—
Excess tax benefits from stock based compensation	—	825	—	—	—	825
Equity-based compensation expense	—	9,830	—	—	—	9,830
Components of comprehensive income:
Net income	—	—	—	59,358	—	59,358
Translation adjustment	—	—	—	—	1,186	1,186
Unamortized pension costs	—	—	—	—	51	51
Total comprehensive income	—	—	—	59,358	1,237	60,595
Balances as of September 28, 2013	75,283	$467,525	$(46,356)	$291,878	$3,618	$716,665
Issuance of stock for services rendered	63	809	—	—	—	809
Repurchase of common stock	(43)	—	(628)	—	—	(628)
Exercise of stock options	131	1,080	—	—	—	1,080
Issuance of shares for market-based restricted stock and time-based restricted stock	1,192	—	—	—	—	—
Reversal of excess tax benefits from stock based compensation	—	(825)	—	—	—	(825)
Equity-based compensation expense	—	10,527	—	—	—	10,527
Components of comprehensive income:						—
Net income	—	—	—	62,988	—	62,988
Translation adjustment	—	—	—	—	(983)	(983)
Unamortized pension costs	—	—	—	—	(391)	(391)
Total comprehensive income	—	—	—	62,988	(1,374)	61,614
Balances as of September 27, 2014	76,626	$479,116	$(46,984)	$354,866	$2,244	$789,242

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,988	$59,358	$160,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,520	18,489	17,265
Amortization of debt discount and debt issuance costs	—	—	5,174
Equity-based compensation	11,336	10,670	8,511
Reversal of excess tax benefits (Excess tax benefits from stock based compensation)	825	(825)	(1,537)
Adjustment for doubtful accounts	320	371	(1,239)
Adjustment for inventory valuation	3,060	3,561	6,060
Deferred taxes	4,494	5,901	3,964
Impairment of buildings and building improvements	—	—	206
Switzerland pension plan curtailment gain	(84)	(2,100)	(1,690)
Loss (Gain) on disposal of property, plant and equipment	90	(147)	—
Asset retirement obligation	—	(368)	—
Changes in operating assets and liabilities, net of businesses acquired or sold:
Accounts and notes receivable	(9,294)	26,408	(49,111)
Inventory	(14,618)	17,056	8,144
Prepaid expenses and other current assets	8,866	(2,421)	(46)
Accounts payable, accrued expenses and other current liabilities	(1,269)	(36,066)	33,550
Income taxes payable	1,030	(6,832)	(6,071)
Other, net	1,196	1,769	209
Net cash provided by continuing operations	82,460	94,824	183,969
Net cash used in discontinued operations	—	—	(1,498)
Net cash provided by operating activities	82,460	94,824	182,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,138)	(17,172)	(6,902)
Proceeds from sales of property, plant and equipment	44	5,310	—
Purchases of short term investment	(18,236)	(3,252)	—
Proceeds from maturity of short term investment	12,356	—	—
Sales of investments classified as available-for-sale	—	—	6,364
Earnout payment related to prior acquisition	—	—	(14,848)
Net cash used in investing activities	(15,974)	(15,114)	(15,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	—	(110,000)
Proceeds from exercise of common stock options	1,080	908	3,325
Repurchase of common stock	(419)	—	—
(Reversal of excess tax benefits) Excess tax benefits from stock based compensation	(825)	825	1,537
Net cash (used in) provided by financing activities	(164)	1,733	(105,138)
Effect of exchange rate changes on cash and cash equivalents	(129)	101	109
Changes in cash and cash equivalents	66,193	81,544	62,056
Cash and cash equivalents at beginning of period	521,788	440,244	378,188
Cash and cash equivalents at end of period	$587,981	$521,788	$440,244

CASH PAID FOR:
Interest	$1,048	$—	$633
Income taxes	$4,603	$8,382	$10,854
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
Fiscal Year
Each of the Company's first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2014, 2013, and 2012 fiscal years ended on September 27, 2014, September 28, 2013 and September 29, 2012, respectively.
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
Use of Estimates
The preparation of consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, restructuring, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of its assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of September 27, 2014 and September 28, 2013 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and expendable tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been significant; however, the Company monitors its customers' financial strength to reduce the risk of loss.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage the fluctuation in foreign exchange rates and accordingly is not speculative in nature. The Company’s international operations are exposed to changes in foreign exchange rates as described above. The Company has established a program to monitor the forecasted transaction currency risk to protect against foreign exchange rate volatility. Generally, the Company uses foreign exchange forward contracts in these hedging programs. The instruments, which have maturities of up to six months, are recorded at fair value and are included in prepaid expenses and other current assets, or other accrued expenses and other current liabilities.
Our accounting policy for derivative financial instruments is based on whether they meet the criteria for designation as a cash flow hedge. A designated hedge with exposure to variability in the functional currency equivalent of the future foreign currency cash flows of a forecasted transaction is referred to as a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain / (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income / (loss) and reclassify it into earnings in the same period in which the hedged transaction affects earnings and in the same line item on the consolidated statement of income as the impact of the hedged transaction. Derivatives that we designate as cash flow hedges are classified in the consolidated statement of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.
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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of September 27, 2014 and September 28, 2013, fair value approximated the cost basis for cash equivalents.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; and significant changes in market capitalization. During the fiscal years ended September 27, 2014 and September 28, 2013, no triggering events occurred.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded in 2009 for the acquisition of Orthodyne Electronics Corporation ("Orthodyne"), which added wedge bonder products (also known as "reporting unit") to the Equipment business.
Accounting Standard Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit’s goodwill impairment loss, if any.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In fiscal 2013 and 2014, the Company chose to bypass the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.
As part of our annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future.
As of September 27, 2014, the Company concluded that the fair value of the Wedge bonder reporting unit exceeded its carrying value. Accordingly, no impairment of goodwill has been recorded. Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. The assumptions include prices, costs, and growth rates. The Company will perform interim goodwill impairment assessments if there are indicators of potential impairment. These include significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline, unforeseen changes in technology or unanticipated competition.
For further information on goodwill and other intangible assets, see Note 3 below.
Revenue Recognition
In accordance with ASC No. 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, the collectability is reasonably assured, and customer acceptance, when applicable, has been received or we otherwise have been released from customer acceptance obligations. If terms of the sale provide for a customer acceptance period, revenue is recognized upon the expiration of the acceptance period or customer acceptance, whichever occurs first. The Company’s standard terms are ex works (the Company’s factory), with title transferring to its customer at the Company’s loading dock or upon embarkation. The Company has a small percentage of sales with other terms, and revenue is recognized in accordance with the terms of the related customer purchase order.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Prior Period Adjustment
During the three months ended December 28, 2013, the Company identified a prior period adjustment of $0.8 million relating to the provision of input tax receivables that resulted in increased selling, general and administrative expense and a reduction of input tax receivable that should have been recorded during the three months ended September 28, 2013. This error was corrected during the quarter ended December 28, 2013 and management has deemed that the adjustment was not material to the quarter ended September 28, 2013, the fiscal year ended September 28, 2013, or the fiscal year ended September 27, 2014.
During the three months ended June 28, 2014, the Company identified a prior period adjustment of $1.6 million relating to the pricing discounts given to certain distributors that resulted in the decrease of the selling, general and administrative expense and the revenue that should have been recorded during the six months ended March 29, 2014. This error was corrected during the quarter ended June 28, 2014 and management has assessed that the adjustment was not material to the six months ended March 29, 2014, or the fiscal year ended September 27, 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that reflects the transfer of promised goods or services to customers in an amount based on the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently assessing the impact of this new guidance.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of September 27, 2014 and September 28, 2013:

	As of
(in thousands)	September 27, 2014	September 28, 2013
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$9,105	$3,252

Inventories, net:
Raw materials and supplies	$22,184	$19,703
Work in process	18,783	12,219
Finished goods	22,590	20,333
	63,557	52,255
Inventory reserves	(13,863)	(14,120)
	$49,694	$38,135
Property, plant and equipment, net:
Buildings and building improvements	$31,159	$3,060
Leasehold improvements	13,962	15,763
Data processing equipment and software	27,538	24,549
Machinery, equipment, furniture and fixtures	45,442	48,998
Construction in progress (2)	—	19,396
	118,101	111,766
Accumulated depreciation	(65,346)	(64,225)
	$52,755	$47,541
Accrued expenses and other current liabilities:
Wages and benefits	$21,498	$19,779
Accrued customer obligations (3)	8,999	8,270
Commissions and professional fees	1,961	2,640
Deferred Rent	2,161	1,097
Severance	1,067	1,468
Other	8,045	5,614
	$43,731	$38,868

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of September 27, 2014, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during fiscal 2014.

(2)
Pursuant to ASC No. 840, Leases, the Company was considered to be the owner of the building during the construction phase for the Agreement to Develop and Lease (the “ADL”) facility being developed by Mapletree Industrial Trust (the “Landlord”) in Singapore—see Notes 7 and 13 below. The building was completed on December 1, 2013 and the construction costs incurred in relation to the relevant proportion of the Company's lease were recognized on the Consolidated Balance Sheet as of September 27, 2014 and September 28, 2013.

(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of its business outlook processes. The Company performed its annual impairment test in the fourth quarter of fiscal 2014 and concluded that no impairment charge was required. The Company also periodically tested for impairment if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below its carrying value and concluded that no triggering event had occurred in fiscal 2014.
In 2009, the Company acquired Orthodyne and added wedge bonder products to the business.
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of wedge bonder developed technology and customer relationships.

The following table reflects net intangible assets as of September 27, 2014 and September 28, 2013:

	As of		Average estimated
(dollar amounts in thousands)	September 27, 2014	September 28, 2013	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(28,458)	(23,715)
Net wedge bonder developed technology	4,742	9,485

Wedge bonder customer relationships	19,300	19,300	5.0
Accumulated amortization	(19,300)	(19,300)
Net wedge bonder customer relationships	—	—

Wedge bonder trade name	4,600	4,600	8.0
Accumulated amortization	(3,451)	(2,876)
Net wedge bonder trade name	1,149	1,724

Wedge bonder other intangible assets	2,500	2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	—	—

Net intangible assets	$5,891	$11,209

The following table reflects estimated annual amortization expense related to intangible assets as of September 27, 2014:

As of
(in thousands)	September 27, 2014
Fiscal 2015	$5,318
Fiscal 2016	$573
Total amortization expense	$5,891

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
Cash and cash equivalents consisted of the following as of September 27, 2014:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$130,668	$—	$—	$130,668
Cash equivalents
Money market funds	295,529	—	—	295,529
Time deposits	132,284	—	—	132,284
Commercial paper	29,500	—	—	29,500
Total cash and cash equivalents	587,981	—	—	587,981
Short-term investments
Time deposits	9,105	—	—	9,105
Total short-term investments	9,105	—	—	9,105
Total cash, cash equivalents and short-term investments	$597,086	$—	$—	$597,086
Cash and cash equivalents consisted of the following as of September 28, 2013:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$113,295	$—	$—	$113,295
Cash equivalents
Money market funds	226,272	—	—	226,272
Time deposits	182,221	—	—	182,221
Total cash and cash equivalents	$521,788	$—	$—	$521,788
Short-term investments
Time deposits	3,252	—	—	3,252
Total short-term investments	3,252	—	—	3,252
Total cash, cash equivalents and short-term investments	$525,040	$—	$—	$525,040

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended September 27, 2014.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant equipment are carried at cost unless impairment is deemed to have occurred.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments
Amounts reported as cash and equivalents, short-term investments, accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value.The fair value of our financial assets and liabilities at September 27, 2014 was determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$130,668	$130,668	$—	$—
Cash equivalents
Money market funds	295,529	295,529	—	—
Time deposits	132,284	132,284	—	—
Commercial paper	29,500	29,500	—	—
Short-term investments
Time deposits	9,105	9,105	—	—
Total assets	$597,086	$597,086	$—	$—
The fair value of our financial assets and liabilities at September 28, 2013 was determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$113,295	$113,295	$—	$—
Cash equivalents
Money market funds	226,272	226,272	—	—
Time deposits	182,221	182,221	—	—
Short-term investments
Time deposits	3,252	3,252	—	—
Total assets	$525,040	$525,040	$—	$—

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s international operations are exposed to changes in foreign exchange rates due to transactions denominated in currencies other than U.S. dollars. Most of the Company’s revenue and cost of materials are transacted in U.S. dollars. However, a significant amount of the Company’s operating expenses are denominated in foreign currencies, primarily in Singapore.
The foreign currency exposure of our operating expenses are generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge accounting designation to hedge exposures to the variability in the U.S.-dollar equivalent of forecasted non-U.S.-dollar-denominated operating expenses. These instruments generally mature within 6 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the consolidated statements of income as the impact of the hedged transaction.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were no outstanding derivative instruments as of September 27, 2014 and September 28, 2013.
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Income for the year ended September 27, 2014 and September 28, 2013 was as follows:

(in thousands)	Fiscal
	2014	2013
Foreign exchange forward contract in cash flow hedging relationships:
Net gain recognized in OCI, net of tax(1)	$114	$—
Net gain reclassified from accumulated OCI into income, net of tax(2)	$114	$—
Net gain recognized in income(3)	$—	$—
(1)Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).
(2)Effective portion classified as selling, general and administrative expense.
(3)Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

NOTE 7: DEBT AND OTHER OBLIGATIONS
Agreement to Develop and Lease and Lease Agreement
On May 7, 2012, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, entered into the ADL with Landlord. Pursuant to the ADL, the Landlord agreed to develop a building in Singapore as our corporate headquarters, manufacturing, technology, sales and service center (the "Building")..
The lease has a ten year non-cancellable term (the "Initial Term") and contains options to renew for two further ten-year terms. The annual rent and service charge for the initial term range from approximately $4 million to approximately $5 million Singapore dollars.  Pte has a right of first refusal for all space that becomes available in the Building and the Landlord has agreed to make available a certain amount of additional space for rental by Pte at Pte’s option which may be exercised at certain points during the second half of the Initial Term. Subject to Pte renting a minimum amount of space for a certain period, Pte has partial surrender rights. In addition, Pte has termination rights after renting the premises for a certain period of time.
The Building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of twenty-five years. We concluded that the term of the financing obligation is ten years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet were each $20.0 million, which was based on using an interest rate of 6.3% over the Initial Term.  The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
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
The following table reflects the Company’s matching contributions to the Plan during fiscal 2014 and 2013:

	Fiscal
(in thousands)	2014	2013
Cash	$1,278	$1,478
 Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions as well as corporate and regulatory considerations. During the year ended September 27, 2014, the Company repurchased a total of 43.5 thousand shares of common stock at a cost of $0.6 million. The stock repurchases were recorded in the periods they were delivered, and the payment of $0.4 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amount in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transaction is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013:

	As of
(in thousands)	September 27, 2014	September 28, 2013
Gain from foreign currency translation adjustments	$3,199	$4,182
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(609)	(227)
Switzerland pension plan curtailment	(346)	(337)
Accumulated other comprehensive income	$2,244	$3,618
Equity-Based Compensation
As of September 27, 2014, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of September 27, 2014, the Company’s one active plan, the 2009 Equity Plan, had 3.7 million shares of common stock available for grant to its employees and directors.

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2014, 2013, and 2012 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Compensation - Stock Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands)	2014	2013	2012
Cost of sales	$344	$295	$312
Selling, general and administrative	8,906	8,457	6,602
Research and development	2,086	1,918	1,777
Total equity-based compensation expense	$11,336	$10,670	$8,691

The following table reflects equity-based compensation expense, by type of award, for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands)	2014	2013	2012
Market-based restricted stock	$4,960	$4,135	$2,929
Time-based restricted stock	5,419	5,545	4,732
Performance-based restricted stock	131	107	269
Stock options	17	43	41
Common stock	809	840	720
Total equity-based compensation expense	$11,336	$10,670	$8,691

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: employee market-based restricted stock
The following table reflects employee market-based restricted stock activity for fiscal 2014, 2013, and 2012:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Market-based restricted stock outstanding as of October 1, 2011	487	$3,674	1.9
Granted	437			$12.56
Forfeited or expired	(10)
Market-based restricted stock outstanding as of September 29, 2012	914	$6,175	1.5
Granted	344			$13.89
Forfeited or expired	(49)
Vested	(124)
Market-based restricted stock outstanding as of September 28, 2013	1,085	5,913	1.1
Granted	335			$13.46
Forfeited or expired	(19)
Vested	(333)
Market-based restricted stock outstanding as of September 27, 2014	1,068	$5,271	1.0

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: employee time-based restricted stock
The following table reflects employee time-based restricted stock activity for fiscal 2014, 2013, and 2012:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based restricted stock outstanding as of October 1, 2011	1,599	$6,096	1.7
Granted	695			$9.15
Forfeited or expired	(76)
Vested	(686)
Time-based restricted stock outstanding as of September 29, 2012	1,532	$7,070	1.4
Granted	620			$10.59
Forfeited or expired	(132)
Vested	(804)
Time-based restricted stock outstanding as of September 28, 2013	1,216	$6,028	1.2
Granted	649			$11.48
Forfeited or expired	(52)
Vested	(756)
Time-based restricted stock outstanding as of September 27, 2014	1,057	$6,720	1.4
Equity-Based Compensation: employee performance-based restricted stock
No performance-based restricted stock was issued during fiscal 2012.
The following table reflects employee performance-based restricted stock activity for fiscal 2014, 2013, and 2012:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)
Performance-based restricted stock outstanding as of October 1, 2011	169	—	—
Vested	(169)
Performance-based restricted stock outstanding as of September 29, 2012	—	—	—
Granted	57
Performance-based restricted stock outstanding as of September 28, 2013	57	550	4.2
Granted	—
Performance-based restricted stock outstanding as of September 27, 2014	57	419	3.2

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects employee stock option activity for fiscal 2014, 2013, and 2012:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of October 1, 2011	1,509	$10.11
Granted	—	—
Exercised	(374)	$7.70		$829
Forfeited or expired	(432)	$13.35
Options outstanding as of September 29, 2012	703	$9.40
Granted	—
Exercised	(101)	$8.96		$292
Forfeited or expired	(40)	$9.59
Options outstanding as of September 28, 2013	562	$9.56
Exercised	(121)	$7.84		$654
Forfeited or expired	(221)	$11.92
Options outstanding as of September 27, 2014	220	$8.14	2.5	$1,358
Options vested and expected to vest as of September 27, 2014	218	$8.14	2.5	$1,358
Options exercisable as of September 27, 2014	217	$8.16	2.5
In the money exercisable options as of September 27, 2014	218			$1,338
Since 2010, on average, 10% of stock options granted by the Company become vested each year, and on average, 22% of stock options granted by the Company are forfeited or expire each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company's stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company's closing stock price on the last trading day of fiscal 2014 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2014, the Company received $1.1 million in cash from the exercise of employee and non-employee director stock options.
As of September 27, 2014, total unrecognized compensation cost related to unvested employee stock options was $3,292, which will be amortized over the weighted average remaining service period of less than a 1 year.
The following table reflects outstanding and exercisable employee stock options as of September 27, 2014:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price
3.06 - 7.08	19	5.1	$4.94	16	$4.73
7.14 - 7.31	27	0.1	7.14	27	7.14
8.43 - 9.64	174	2.7	8.65	174	8.65
	220	2.5	$8.14	217	$8.16
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands)	2014	2013	2012
Number of common shares issued	63	74	78
Fair value based upon market price at time of issue	$810	$908	$720

The following table reflects non-employee director stock option activity for fiscal 2014, 2013, and 2012:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of October 1, 2011	258	$11.78
Exercised	(63)	$6.89		$300
Forfeited or expired	(60)	$17.62
Options outstanding as of September 29, 2012 and September 28, 2013	135	$11.45		$614
Exercised	(10)	$11.2
Forfeited or expired	(70)	$12.45
Options outstanding as of September 27, 2014	55	$10.22	1.3	$225
Options vested and expected to vest as of September 27, 2014	55	$10.22	1.3	$225
Options exercisable as of September 27, 2014	55	$10.22	1.3
In the money exercisable options as of September 27, 2014	55			$225
No non-employee director stock options were granted during fiscal 2014, 2013, and 2012.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plan
The following table reflects the Company's defined benefits pension obligations as of September 27, 2014 and September 28, 2013:

	As of
(in thousands)	September 27, 2014	September 28, 2013
Switzerland pension obligation	$703	$388
Taiwan pension obligation	1,323	1,323
Total pension obligation	$2,026	$1,711
In accordance with regulations in Switzerland, the Company sponsors in Switzerland a pension plan covering active employees whose minimum benefits are guaranteed. During fiscal 2012, the Company announced the intention to reduce its Switzerland workforce by approximately 41 employees, which triggered a further curtailment of the Switzerland pension plan under ASC No. 715, Topic 30, Compensation - Retirement Benefits, Defined Benefit Plans. As a result, the Company recognized a pretax curtailment and settlement gain of $1.7 million and $2.1 million in fiscal 2012 and 2013, respectively. There were no significant pre-tax curtailment settlement gain for fiscal 2014.
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
The Company previously held 0.875% Convertible Subordinated Notes (the "Notes") which matured on June 1, 2012. The Company repaid the entire principal balance of the Notes of $110.0 million plus interest of $0.5 million in cash in fiscal 2012. As the conversion option of the Notes was not "in the money," no common shares were issued in connection with repayment of the Notes. Accordingly, diluted EPS excludes the effect of the conversion of the Notes.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands, except per share)	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$62,988	$62,988	$59,358	$59,358	$160,580	$160,580
Less: income applicable to participating securities	—	—	—	—	(5)	(5)
Net income applicable to common shareholders	$62,988	$62,988	$59,358	$59,358	$160,575	$160,575
DENOMINATOR:
Weighted average shares outstanding - Basic	76,396	76,396	75,132	75,132	73,887	73,887
Stock options		117		110		660
Time-based restricted stock		398		512		813
Market-based restricted stock		381		436		142
Weighted average shares outstanding - Diluted (1)		77,292		76,190		75,502
EPS:
Net income per share - Basic	$0.82	$0.82	$0.79	$0.79	$2.17	$2.17
Effect of dilutive shares		(0.01)		$(0.01)		$(0.04)
Net income per share - Diluted		$0.81		$0.78		$2.13

(1)
There were no potentially dilutive shares excluded for fiscal 2014 and 2013. Fiscal 2012 excluded 0.1 million dilutive participating securities, as the income attributable to these shares was not included in EPS.

NOTE 10: INCOME TAXES
The following table reflects income from continuing operations by location, the provision for income taxes and the effective tax rate for fiscal 2014, 2013, and 2012:

	Fiscal
(dollar amounts in thousands)	2014	2013	2012
United States operations	$7,700	$(4,340)	$(6,111)
Foreign operations	69,433	71,008	180,362
Income from operations before tax	77,133	66,668	174,251
Provision for income taxes	14,145	7,310	13,671
Net income	$62,988	$59,358	$160,580
Effective tax rate	18.3%	11.0%	7.8%

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the provision for income taxes from continuing operations for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands)	2014	2013	2012
Current:
Federal	$843	$(212)	$4,103
State	78	291	942
Foreign	5,534	1,732	5,497
Deferred:
Federal	5,474	985	4,169
State	5	5	48
Foreign	2,211	4,509	(1,088)
Provision for income taxes	$14,145	$7,310	$13,671

The following table reflects the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands)	2014	2013	2012
Computed income tax expense based on U.S. statutory rate	$26,997	$23,334	$60,988
Effect of earnings of foreign subsidiaries subject to different tax rates	(9,763)	(11,193)	(30,067)
Benefits from foreign approved enterprise zones	(17,423)	(9,626)	(22,138)
Dividend income	8,190	—	—
Effect of permanent items	(298)	664	152
Changes in valuation allowance	(1,820)	1,429	1,261
Foreign operations (withholding taxes, deferred taxes on unremitted earnings, US taxation of foreign earnings)	5,906	1,789	12,604
Reserve for uncertain tax positions	131	683	(7,626)
State income tax expense	2,241	(734)	(394)
Other, net	(16)	964	(1,109)
Provision for income taxes	$14,145	$7,310	$13,671
Income tax expense for the current year includes approximately $1.2 million, $0.3 million and $3.0 million of taxes payable for deemed distributions from earnings for the years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively.
Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided were approximately $460.5 million as of September 27, 2014. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
Undistributed earnings of approximately $89.6 million are not considered to be indefinitely reinvested in foreign operations. As of September 27, 2014, the Company has provided a deferred tax liability of approximately $18.2 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2014 and 2013:

	Fiscal
(in thousands)	2014	2013
Inventory reserves	$692	$1,127
Other accruals and reserves	3,713	3,349
Net operating loss carryforwards	666	779
Valuation allowance	(780)	(768)
Total short-term deferred tax asset	$4,291	$4,487

Total short-term deferred tax liability	106	221
Net short-term deferred tax asset	$4,185	$4,266

Domestic tax credit carryforwards	$688	$1,611
Net operating loss carryforwards	27,361	28,138
Stock options	703	1,299
Other	400	926
	29,152	31,974
Valuation allowance	(23,844)	(25,676)
Total long-term deferred tax asset (1)	$5,308	$6,298

Repatriation of foreign earnings, including foreign withholding taxes	$43,204	$41,322
Depreciable assets	3,013	1,887
Prepaid expenses and other	300	—
Total long-term deferred tax liability	$46,517	$43,209
Net long-term deferred tax liability	$41,209	$36,911
Total net deferred tax liability	$37,024	$32,645

(1)	Included in other assets on the Consolidated Balance Sheets are deferred tax assets of $3.8 million and $3.8 million as of September 27, 2014 and September 28, 2013, respectively.
As of September 27, 2014, the Company has foreign net operating loss carryforwards of $80.6 million, domestic state net operating loss carryforwards of $177.8 million, domestic federal net operating loss carryforwards of $6.9 million, and tax credit carryforwards of $0.7 million that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in fiscal years 2015 through 2033 with the exception of certain credits and foreign net operating losses that have no expiration date. Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and also limits the utilization of domestic state net operating loss carryforwards to as little as $3.0 million annually, but recent tax law changes may increase this amount in future years.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands)	2014	2013	2012
Unrecognized tax benefit, beginning of year	$6,869	$6,186	$13,702
Additions for tax positions, current year	—	—	—
Additions for tax positions, prior year	717	2,485	110
Reductions for tax positions, prior year	(394)	(1,802)	(7,626)
Unrecognized tax benefit, end of year	$7,192	$6,869	$6,186

If recognized, the $7.2 million of unrecognized tax benefit as of September 27, 2014 would impact the Company's effective tax rate.
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
During the fourth quarter of fiscal 2012, the Company reached a favorable settlement with the tax authorities of a foreign jurisdiction. As a result, the previously recorded current liability of $7.5 million was no longer necessary and an income tax benefit was recognized in fiscal 2012.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. There were no additional accruals of interest expense on various uncertain tax positions during fiscal 2014 for matters involving jurisdictions where interest is not assessed.
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
As a result of committing to certain capital investments and employment levels, income from operations in Singapore and Malaysia is subject to reduced tax rates, and in some cases income from operations in Malaysia is wholly exempt from taxes. In connection with Singapore operations, the Company has been granted a decreased effective tax rate of five percent in that jurisdiction until February 1, 2020 subject to the fulfillment of certain continuing conditions. In fiscal 2014, 2013, and 2012, the preferential rate reduced income tax expense by approximately $17.4 million or $0.23 per share, $9.6 million or $0.13 per share and $22.1 million or $0.30 per share, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands)	2014	2013	2012
Incentive compensation expense (1)	$17,596	$17,194	$21,988
Rent expense (1)	$4,608	$7,765	$7,202
Warranty and retrofit expense (2)	$3,261	$711	$3,726
(1) Included in selling, general and administrative expense.
(2) Included in cost of sales.

NOTE 12: SEGMENT INFORMATION
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
The following table reflects operating information by segment for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands)	2014	2013	2012
Net revenue:
Equipment	$503,049	$472,567	$727,082
Expendable Tools	65,520	62,371	63,941
Net revenue	568,569	534,938	791,023
Cost of sales:
Equipment	268,934	261,270	397,210
Expendable Tools	26,081	26,723	26,423
Cost of sales	295,015	287,993	423,633
Gross profit:
Equipment	234,115	211,297	329,872
Expendable Tools	39,439	35,648	37,518
Gross profit	273,554	246,945	367,390
Operating expenses:
Equipment	174,346	158,306	164,081
Expendable Tools	22,224	22,833	24,083
Operating expenses	196,570	181,139	188,164
Income from operations:
Equipment	59,769	52,991	165,791
Expendable Tools	17,215	12,815	13,435
Income from operations	$76,984	$65,806	$179,226

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables reflect assets, capital expenditures and depreciation expense by segment as of and for fiscal 2014, 2013, and 2012:

	As of
(in thousands)	September 27, 2014	September 28, 2013	September 29, 2012
Segment assets:
Equipment	$839,847	$764,793	$746,636
Expendable Tools	104,601	98,201	68,973
Total assets	$944,448	$862,994	$815,609

	Fiscal
(in thousands)	2014	2013	2012
Capital expenditures:
Equipment	$9,560	$11,704	$5,318
Expendable Tools	2,841	5,468	1,584
Capital expenditures	$12,401	$17,172	$6,902

	Fiscal
(in thousands)	2014	2013	2012
Depreciation expense:
Equipment	$5,662	$6,936	$5,745
Expendable Tools	2,540	2,375	2,342
Depreciation expense	$8,202	$9,311	$8,087

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2014, 2013, and 2012:

	Fiscal
(in thousands)	2014	2013	2012

China	$144,134	$124,272	$160,573
Taiwan	140,586	150,271	251,128
Malaysia	46,033	23,799	39,447
Japan	34,480	17,680	24,755
United States	31,645	14,652	13,433
Philippines	31,371	30,257	33,715
Korea	31,284	36,949	71,552
Hong Kong	23,709	28,911	76,964
Singapore	21,934	35,833	23,045
Vietnam	11,355	4,639	10,019
Thailand	9,386	9,143	21,828
Germany	8,496	5,822	7,319
All other	34,156	52,710	57,245
Total destination sales to unaffiliated customers	$568,569	$534,938	$791,023

	Fiscal
(in thousands)	2014	2013	2012
Long-lived assets:
Singapore	$86,386	$87,104	$67,060
United States	6,757	7,525	14,193
China	7,295	6,718	4,438
Israel	4,668	5,674	8,078
Switzerland	311	252	6,101
All other	1,340	1,333	2,423
Total long-lived assets	$106,757	$108,606	$102,293

NOTE 13: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Agreement to Develop and Lease
On May 7, 2012, Pte entered into the ADL and a Lease Agreement with DBS Trustee Limited as trustee of the Landlord. Pursuant to the ADL, the Landlord agreed to develop a building in Singapore as our corporate headquarters manufacturing, technology, sales and service center and Pte agreed to lease from the Landlord 198,000 square feet, representing approximately 70% of the building. The building was completed on December 1, 2013.
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs.
The following table reflects the reserve for product warranty activity for fiscal 2014, 2013, and 2012:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2014	2013	2012
Reserve for product warranty, beginning of period	$1,194	$2,412	$2,245
Provision for product warranty	2,099	1,093	3,521
Product warranty costs paid	(1,751)	(2,311)	(3,354)
Reserve for product warranty, end of period	$1,542	$1,194	$2,412

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of September 27, 2014:

		Payments due by fiscal year
(in thousands)	Total	2014	2015	2016	2017	thereafter
Inventory purchase obligation (1)	$84,240	$84,240	$—	$—	$—	$—
Operating lease obligations (2)	29,525	3,702	3,462	3,058	2,584	16,719
Total	$113,765	$87,942	$3,462	$3,058	$2,584	$16,719

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase of the ADL. The building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet , representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of twenty-five years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of September 27, 2014, we recorded a financing obligation of $19.1 million. The financing obligation is not reflected in the table above.
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2014, 2013, and 2012:

	Fiscal
	2014	2013	2012
Siliconware Precision Industries Ltd.	*	11.0%	14.9%
Advanced Semiconductor Engineering	*	*	22.4%
 * Represents less than 10% of net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of September 27, 2014 and September 28, 2013:

	As of
	September 27, 2014	September 28, 2013
Haoseng Industrial Co., Ltd	21.5%	11.9%
Siliconware Precision Industries Ltd.	*	19.5%
STATS ChipPAC Ltd	*	14.5%
* Represents less than 10% of total accounts receivable

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table reflects selected quarterly financial data for fiscal 2014 and 2013:

	Fiscal 2014 for the Quarter Ended
(in thousands, except per share amounts)	December 28	March 29	June 28	September 27	Fiscal 2014
Net revenue	$79,113	$114,206	$180,517	$194,733	$568,569
Gross profit	38,365	57,672	85,157	92,360	273,554
Income from operations	(2,208)	10,111	31,584	37,497	76,984
Provision for income taxes	(91)	1,087	4,908	8,241	14,145
Net income	$(1,957)	$9,070	$26,616	$29,259	$62,988

Net income per share (1):
Basic	$(0.03)	$0.12	$0.35	$0.38	$0.82
Diluted	$(0.03)	$0.12	$0.34	$0.38	0.81

Weighted average shares outstanding:
Basic	75,912	76,404	76,596	76,658	76,396
Diluted	75,912	77,021	77,605	77,925	77,292

	Fiscal 2013 for the Quarter Ended
(in thousands, except per share amounts)	December 29	March 30	June 29	September 28	Fiscal 2013
Net revenue	$114,039	$106,110	$141,181	$173,608	$534,938
Gross profit	51,525	48,820	65,914	80,686	246,945
Income from operations	4,205	8,190	18,867	34,544	65,806
Provision for income taxes	775	1,041	247	5,247	7,310
Net income	$3,604	$7,336	$18,887	$29,531	$59,358

Net income per share (1):
Basic	$0.05	$0.10	$0.25	$0.39	$0.79
Diluted	$0.05	$0.10	$0.25	$0.39	$0.78

Weighted average shares outstanding:
Basic	74,852	75,166	75,231	75,279	75,132
Diluted	76,209	76,553	76,473	76,565	76,190

(1)	EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15: SUBSEQUENT EVENTS
On October 10, 2014, the Company entered into foreign exchange forward contracts with notional amount of $23.9 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2014 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Management evaluated the Company's internal control over financial reporting as of September 27, 2014. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors. Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of September 27, 2014, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of September 27, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended September 27, 2014 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE-Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE-Audit Committee” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE- Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERANCE - SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Board Matters” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	46
	Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013	47
	Consolidated Statements of Operations for fiscal 2014, 2013 and 2012	48
	Consolidated Statements of Comprehensive Income for fiscal 2014, 2013 and 2012	49
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2014, 2013 and 2012	50
	Consolidated Statements of Cash Flows for fiscal 2014, 2013 and 2012	51
	Notes to Consolidated Financial Statements	52

(2)	Financial Statements and Schedules:
	Schedule II - Valuation and Qualifying Accounts	84
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

10.32
Agreement to Develop and Lease between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated May 7, 2012, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. **

10.33
Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012.*

10.34	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
10.35
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.36
Lease Agreement Variation Letter between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.37	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.38	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.*
10.39	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 18, 2014.*
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 * Indicates a management contract or compensatory plan or arrangement
** Portions of this exhibit have been omitted pursuant to an order granted confidential treatment under the
Securities Exchange Act of 1934 issued by the Securities and Exchange Commission.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts

Fiscal 2014:	Beginning of period	Charged to Costs and Expenses		Other Additions	Other Deductions		End of period

Allowance for doubtful accounts	$504	$(320)		$—	$(41)	(1)	$143

Inventory reserve	$14,120	$3,060		$—	$(3,317)	(2)	$13,863

Valuation allowance for deferred taxes	$26,444	$(1,820)	(3)	$—	$—		$24,624

Fiscal 2013:

Allowance for doubtful accounts	$937	$(371)		$—	$(62)	(1)	$504

Inventory reserve	$18,617	$3,561		$—	$(8,058)	(2)	$14,120

Valuation allowance for deferred taxes	$25,015	$1,429	(3)	$—	$—		$26,444

Fiscal 2012:

Allowance for doubtful accounts	$2,194	$(1,239)		$—	$(18)	(1)	$937

Inventory reserve	$15,099	$6,060		$—	$(2,542)	(2)	$18,617

Valuation allowance for deferred taxes	$23,777	$1,261	(3)	$—	$(23)		$25,015

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects increase/decrease in the valuation allowance primarily associated with the Company's U.S. and foreign net operating losses and other deferred tax assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ BRUNO GUILMART
Bruno Guilmart
President and Chief Executive Officer

Dated:	November 12, 2014

Signature	Title	Date

/s/ BRUNO GUILMART	President and Chief Executive Officer and Director	November 12, 2014
Bruno Guilmart	(principal executive officer)

/s/ JONATHAN CHOU	Senior Vice President, Chief Financial Officer	November 12, 2014
Jonathan Chou	(principal financial officer)

/s/ JOYCE SOO LI LAM	Principal Accounting Officer	November 12, 2014
Joyce Soo Li Lam	(principal accounting officer)

/s/ GARRETT E. PIERCE	Director	November 12, 2014
Garrett E. Pierce

/s/ BRIAN R. BACHMAN	Director	November 12, 2014
Brian R. Bachman

/s/ CHIN HU LIM	Director	November 12, 2014
Chin Hu Lim

/s/ GREGORY F. MILZCIK	Director	November 12, 2014
Gregory F. Milzcik

/s/ MUI SUNG YEO	Director	November 12, 2014
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 12, 2014
Peter T. Kong

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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

10.32
Agreement to Develop and Lease between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated May 7, 2012, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. **

10.33
Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012.*

10.34	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*

10.35
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.36
Lease Agreement Variation Letter between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.37	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.38	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.*
10.39	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 18, 2014.*
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

  * Indicates a management contract or compensatory plan or arrangement
** Portions of this exhibit have been omitted pursuant to an order granted confidential treatment under the
Securities Exchange Act of 1934 issued by the Securities and Exchange Commission.