Form 10-Q
period 2014-12-27
KULICKE & SOFFA INDUSTRIES INC
filed 2015-01-29
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

As of January 23, 2015, there were 76,771,266 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

December 27, 2014

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	December 27, 2014	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$622,590	$587,981
Short-term investments	10,787	9,105
Accounts and notes receivable, net of allowance for doubtful accounts of $0 and $143 respectively	121,854	171,530
Inventories, net	51,930	49,694
Prepaid expenses and other current assets	11,143	15,090
Deferred income taxes	4,245	4,291
Total current assets	822,549	837,691

Property, plant and equipment, net	52,793	52,755
Goodwill	41,546	41,546
Intangible assets	4,562	5,891
Other assets	6,392	6,565
TOTAL ASSETS	$927,842	$944,448

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,425	$35,132
Accrued expenses and other current liabilities	32,544	43,731
Income taxes payable	2,682	2,488
Total current liabilities	62,651	81,351

Financing obligation	18,261	19,102
Deferred income taxes	45,261	44,963
Other liabilities	9,666	9,790
TOTAL LIABILITIES	$135,839	$155,206

Commitments and contingent liabilities (Note 12)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 82,490 and 81,624, respectively; outstanding 76,917 and 76,626 shares, respectively	482,744	479,116
Treasury stock, at cost, 5,573 and 4,998 shares, respectively	(54,622)	(46,984)
Accumulated income	362,708	354,866
Accumulated other comprehensive income	1,173	2,244
TOTAL SHAREHOLDERS' EQUITY	$792,003	$789,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$927,842	$944,448
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended
	December 27, 2014	December 28, 2013
Net revenue	$107,438	$79,113
Cost of sales	52,704	40,748
Gross profit	54,734	38,365
Selling, general and administrative	25,427	23,102
Research and development	19,581	17,471
Operating expenses	45,008	40,573
Income / (loss) from operations	9,726	(2,208)
Interest income	262	279
Interest expense	(303)	(119)
Income / (loss) from operations before income taxes	9,685	(2,048)
Provision (benefit) for income taxes	1,843	(91)
Net income / (loss)	$7,842	$(1,957)

Net income / (loss) per share:
Basic	$0.10	$(0.03)
Diluted	$0.10	$(0.03)

Weighted average shares outstanding:
Basic	76,888	75,912
Diluted	77,432	75,912

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended
	December 27, 2014	December 28, 2013
Net income / (loss)	$7,842	$(1,957)
Other comprehensive income / (loss):
Foreign currency translation adjustment	(679)	110

Derivatives designated as hedging instruments:
Unrealized loss on derivative instruments, net of tax	(640)	—
Reclassification adjustment for loss on derivative instruments recognized, net of tax	248	—
Net decrease from derivatives designated as hedging instruments, net of tax	(392)	—

Total other comprehensive income / (loss)	(1,071)	110

Comprehensive income / (loss)	$6,771	$(1,847)
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three months ended
	December 27, 2014	December 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$7,842	$(1,957)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,556	2,992
Equity-based compensation and employee benefits	3,435	3,396
Adjustment for doubtful accounts	143	229
Adjustment for inventory valuation	169	905
Deferred taxes	351	(116)
Unrealized foreign currency transactions	(1,569)	(195)
Changes in operating assets and liabilities:
Accounts and notes receivable	49,302	49,245
Inventory	(2,903)	972
Prepaid expenses and other current assets	4,009	7,197
Accounts payable, accrued expenses and other current liabilities	(18,172)	(26,019)
Income taxes payable	169	505
Other, net	110	95
Net cash provided by operating activities	46,442	37,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,546)	(5,429)
Purchase of short-term investments	(1,630)	(3,300)
Net cash used in investing activities	(4,176)	(8,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(81)	(209)
Proceeds from exercise of common stock options	98	467
Repurchase of common stock	(7,638)	—
Net cash (used in) / provided by financing activities	(7,621)	258
Effect of exchange rate changes on cash and cash equivalents	(36)	32
Changes in cash and cash equivalents	34,609	28,810
Cash and cash equivalents at beginning of period	587,981	521,788
Cash and cash equivalents at end of period	$622,590	$550,598

CASH PAID FOR:
Interest	$303	$119
Income taxes	$956	$890

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
The interim consolidated financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2014, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013, and the related Consolidated Statements of Operations, Statements of Other Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended September 27, 2014. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. Fiscal 2015 quarters end on December 27, 2014, March 28, 2015, June 27, 2015 and October 3, 2015. Fiscal 2014 quarters ended on December 28, 2013, March 29, 2014, June 28, 2014 and September 27, 2014. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks.
Nature of Business
The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company's operating results depend upon the capital and operating expenditures of semiconductor device manufacturers, outsourced semiconductor assembly and test providers (“OSATs”), and other electronics manufacturers including automotive electronics suppliers, worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which can have a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools, including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company's operating results. The Company believes such volatility will continue to characterize the industry and the Company's operations in the future.
Use of Estimates
The preparation of consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of its assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of December 27, 2014 and September 27, 2014 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
The Company's operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in China, Taiwan, Japan and Germany. The Company's U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage the fluctuation in foreign exchange rates and accordingly is not speculative in nature. The Company’s international operations are exposed to changes in foreign exchange rates as described above. The Company has established a program to monitor the forecasted transaction currency risk to protect against foreign exchange rate volatility. Generally, the Company uses foreign exchange forward contracts in these hedging programs. These instruments, which have maturities of up to six months, are recorded at fair value and are included in prepaid expenses and other current assets, or other accrued expenses and other current liabilities.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of December 27, 2014 and September 27, 2014, fair value approximated the cost basis for cash equivalents.
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
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers' failure to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company is also subject to concentrations of customers and sales to a few geographic locations, which could also impact the collectability of certain receivables. If global or regional economic conditions deteriorate or political conditions were to change in some of the countries where the Company does business, it could have a significant impact on the results of operations, and the Company's ability to realize the full value of its accounts receivable.
Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for all spare parts, and 12 months forecasted future consumption for expendable tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. The Company communicates forecasts of its future consumption to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon projections about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

or economic trends; and significant changes in market capitalization. During the three months ended December 27, 2014, no triggering events occurred.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three months ended December 27, 2014, no triggering events occurred.
Impairment assessments inherently involve judgment as to the assumptions made about the expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact the assumptions as to prices, costs, growth rates or other factors that may result in changes in the estimates of future cash flows. Although the Company believes the assumptions that it has used in testing for impairment are reasonable, significant changes in any one of the assumptions could produce a significantly different result. Indicators of potential impairment may lead the Company to perform interim goodwill impairment assessments, including significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Income Taxes
In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the liability method. The Company records a valuation allowance to reduce its deferred tax assets to the amount it expects is more likely than not to be realized. While the Company has considered future taxable income and its ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period when such determination is made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period when such determination is made.
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
Recent Accounting Pronouncements
There were no new accounting pronouncements applicable to the Company during the three months ended December 27, 2014.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of December 27, 2014 and September 27, 2014:

	As of
(in thousands)	December 27, 2014	September 27, 2014
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$10,787	$9,105

Inventories, net:
Raw materials and supplies	$22,712	$22,184
Work in process	24,545	18,783
Finished goods	18,203	22,590
	65,460	63,557
Inventory reserves	(13,530)	(13,863)
	$51,930	$49,694
Property, plant and equipment, net:
Buildings and building improvements	$31,178	$31,159
Leasehold improvements	13,873	13,962
Data processing equipment and software	27,612	27,538
Machinery, equipment, furniture and fixtures	47,593	45,442
	120,256	118,101
Accumulated depreciation	(67,463)	(65,346)
	$52,793	$52,755
Accrued expenses and other current liabilities:
Wages and benefits	$13,355	$21,498
Accrued customer obligations (2)	6,347	8,999
Commissions and professional fees	2,314	1,961
Deferred rent	2,422	2,161
Severance	617	1,067
Other	7,489	8,045
	$32,544	$43,731

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of December 27, 2014 and September 27, 2014, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three months ended December 27, 2014 and December 28, 2013.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2014 and concluded that no impairment charge was required. During the three months ended December 27, 2014, the Company reviewed the qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.

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

The following table reflects net intangible assets as of December 27, 2014 and September 27, 2014:

	As of		Average estimated
(dollar amounts in thousands)	December 27, 2014	September 27, 2014	useful lives (in years)
Wedge bonder developed technology	$33,200	$33,200	7.0
Accumulated amortization	(29,644)	(28,458)
Net wedge bonder developed technology	$3,556	$4,742

Wedge bonder customer relationships	$19,300	$19,300	5.0
Accumulated amortization	(19,300)	(19,300)
Net wedge bonder customer relationships	$—	$—

Wedge bonder trade name	$4,600	$4,600	8.0
Accumulated amortization	(3,594)	(3,451)
Net wedge bonder trade name	$1,006	$1,149

Wedge bonder other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	$—	$—
Net intangible assets	$4,562	$5,891

The following table reflects estimated annual amortization expense related to intangible assets as of December 27, 2014:

As of
(in thousands)	December 27, 2014
Remaining fiscal 2015	$3,988
Fiscal 2016	574
Total amortization expense	$4,562

NOTE 4: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash and cash equivalents consisted of the following as of December 27, 2014:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$131,263	$—	$—	$131,263
Cash equivalents:
Money market funds	327,742	—	—	327,742
Time deposits	134,085	—	—	134,085
Commercial paper	29,500	—	—	29,500
Total cash and cash equivalents	622,590	—	—	622,590
Short-term investments:
Time deposits	10,787	—	—	10,787
Total short-term investments	10,787	—	—	10,787
Total cash, cash equivalents and short-term investments	$633,377	$—	$—	$633,377
Cash and cash equivalents consisted of the following as of September 27, 2014:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$130,668	$—	$—	$130,668
Cash equivalents:
Money market funds	295,529	—	—	295,529
Time deposits	132,284	—	—	132,284
Commercial paper	29,500	—	—	29,500
Total cash and cash equivalents	587,981	—	—	587,981
Short-term investments
Time deposits	9,105	—	—	9,105
Total short-term investments	9,105	—	—	9,105
Total cash, cash equivalents and short-term investments	$597,086	$—	$—	$597,086

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months months ended December 27, 2014.

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
The fair value of our financial assets and liabilities at December 27, 2014 were determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$131,263	$131,263	$—	$—
Cash equivalents:
Money market funds	327,742	327,742	—	—
Time deposits	134,085	134,085	—	—
Commerical paper	29,500	29,500	—	—
Short-term investments:
Time deposits	10,787	10,787	—	—
Total assets	$633,377	$633,377	$—	$—
The fair value of our financial assets and liabilities at September 27, 2014 were determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$130,668	$130,668	$—	$—
Cash equivalents
Money market funds	295,529	295,529	—	—
Time deposits	132,284	132,284	—	—
Commerical paper	29,500	29,500	—	—
Short-term investments
Time deposits	9,105	9,105	—	—
Total assets	$597,086	$597,086	$—	$—

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
The foreign currency exposure of our operating expenses are generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge accounting designation to hedge exposures to the vari

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

ability in the U.S.-dollar equivalent of forecasted non-U.S.-dollar-denominated operating expenses. These instruments generally mature within 6 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the consolidated statements of income as the impact of the hedged transaction.
The fair value of derivative instruments on our Consolidated Balance Sheets as of December 27, 2014 was as follows:

	As of
(in thousands)	December 27, 2014
	Notional Amount	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$9,537	$—	$392
Total derivatives	$9,537	$—	$392

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

(2)	Included in accrued expenses and other current liabilities on our Consolidated Balance Sheets.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.

The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Income for the three months months ended December 27, 2014 was as follows:

(in thousands)	Three months ended
December 27, 2014
Foreign exchange forward contract in cash flow hedging relationships:
Net loss recognized in OCI, net of tax(1)	$(640)
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(249)
Net gain recognized in income(3)	$—
(1)Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).
(2)Effective portion classified as selling, general and administrative expense.
(3)Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 7: DEBT AND OTHER OBLIGATIONS
Financing obligation
On December 1, 2013, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, signed a lease with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”) to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of a building in Singapore as our corporate headquarters, manufacturing, technology, sales and service center (the “Building”). The lease has a 10 year non-cancellable term (the "Initial Term") and contains options to renew for 2 further 10 -year terms. The annual rent and service charge for the Initial Term range from approximately $4 million to approximately $5 million Singapore dollars.
Pursuant to the agreement to develop and lease (the "ADL") and in accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 to determine if we could remove the Landlord’s asset and associated financing obligation from the consolidated balance sheet. Our lease contained collateral, considered a prohibited form of continuing involvement under ASC 840-40 and therefore involvement that precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of twenty-five years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on using an interest rate of 6.3% over the Initial Term.  The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit facility
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars to the Landlord in connection with the lease. The bank guarantee was effective from December 1, 2013 to November 30, 2014. On November 19, 2014, the Company extended the expiration date of the bank guarantee to November 30, 2015 and increased the amount to $3.5 million Singapore dollars.

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
The following table reflects the Company’s matching contributions to the Plan during the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(in thousands)	December 27, 2014	December 28, 2013
Cash	$295	$281
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 27, 2014, the Company repurchased a total of 0.6 million shares of common stock at a cost of $7.6 million. The stock repurchases were recorded in the periods they were delivered, and the payment of $7.6 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, fir

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

st-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.

Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of December 27, 2014 and September 27, 2014:

	As of
(in thousands)	December 27, 2014	September 27, 2014
Gain from foreign currency translation adjustments	$2,520	$3,199
Unrecognized actuarial loss Switzerland pension plan, net of tax	(609)	(609)
Switzerland pension plan curtailment	(346)	(346)
Unrealized loss on hedging	(392)	—
Accumulated other comprehensive income	$1,173	$2,244
Equity-Based Compensation
As of December 27, 2014, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of December 27, 2014, the Company’s one active plan, the 2009 Equity Plan, had 3.1 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended December 27, 2014 and December 28, 2013 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects restricted stock and common stock granted during the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(shares in thousands)	December 27, 2014	December 28, 2013
Market-based restricted stock	232	324
Time-based restricted stock	472	581
Common stock	13	15
Equity-based compensation in shares	717	920
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(in thousands)	December 27, 2014	December 28, 2013
Cost of sales	$128	$105
Selling, general and administrative	2,499	2,616
Research and development	808	675
Total equity-based compensation expense	$3,435	$3,396
The following table reflects equity-based compensation expense, by type of award, for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(in thousands)	December 27, 2014	December 28, 2013
Market-based restricted stock	$1,350	$1,472
Time-based restricted stock	1,869	1,705
Performance-based restricted stock	33	33
Stock options	3	6
Common stock	180	180
Total equity-based compensation expense	$3,435	$3,396

NOTE 9: EARNINGS PER SHARE
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
Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following tables reflect a reconciliation of the shares used in the basic and diluted net income (loss) per share computation for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(in thousands, except per share data)	December 27, 2014		December 28, 2013
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income / (loss)	$7,842	$7,842	$(1,957)	$(1,957)
DENOMINATOR:
Weighted average shares outstanding - Basic	76,888	76,888	75,912	75,912
Stock options		94		—
Time-based restricted stock		213		—
Market-based restricted stock		237		—
Weighted average shares outstanding - Diluted		77,432		75,912
EPS:
Net income / (loss) per share - Basic	$0.10	$0.10	$(0.03)	$(0.03)
Effect of dilutive shares		—		—
Net income / (loss) per share - Diluted		$0.10		$(0.03)

NOTE 10: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(dollar amounts in thousands)	December 27, 2014	December 28, 2013
Income / (loss) from operations before income taxes	$9,685	$(2,048)
Provision (benefit) for income taxes	1,843	(91)
Net income / (loss)	$7,842	$(1,957)

Effective tax rate	19.0%	4.4%

For the three months ended December 27, 2014, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, other U.S. deferred taxes and foreign withholding taxes.
For the three months ended December 28, 2013, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, other U.S. deferred taxes and additional foreign expenses or benefits related to returns filed in the period.
The effective tax rate for the period ended December 27, 2014 of 19.0% increased from the effective rate for the fiscal period ended September 27, 2014 of 18.3% primarily due to higher volume of local sales, which has a higher statutory tax rate. The Company's future effective tax rate would be affected if earnings were lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, anticipated tax benefits from research expenditures and changes in assertions for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate.  The Company regularly assesses the effects resulting from these factors to determine the adequacy of its provision for income taxes.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will decrease during the next 12 months due to the expected lapse of statutes of limitation. The Company does not expect the change to have a material effect on its statement of operations.

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
The following table reflects operating information by segment for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(in thousands)	December 27, 2014	December 28, 2013
Net revenue:
Equipment	$90,956	$63,145
Expendable Tools	16,482	15,968
Net revenue	107,438	79,113
Cost of sales:
Equipment	46,099	34,473
Expendable Tools	6,605	6,275
Cost of sales	52,704	40,748
Gross profit:
Equipment	44,857	28,672
Expendable Tools	9,877	9,693
Gross profit	54,734	38,365
Operating expenses:
Equipment	39,411	35,552
Expendable Tools	5,597	5,021
Operating expenses	45,008	40,573
Income / (loss) from operations:
Equipment	5,446	(6,880)
Expendable Tools	4,280	4,672
Income / (loss) from operations	$9,726	$(2,208)

The following table reflects assets by segment as of December 27, 2014 and September 27, 2014:

	As of
(in thousands)	December 27, 2014	September 27, 2014
Segment assets:
Equipment	$795,040	$839,847
Expendable Tools	132,802	104,601
Total assets	$927,842	$944,448

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following tables reflect capital expenditures and depreciation expense for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(in thousands)	December 27, 2014	December 28, 2013
Capital expenditures:
Equipment	$1,736	$4,232
Expendable Tools	517	1,197
Capital expenditures	$2,253	$5,429

	Three months ended
(in thousands)	December 27, 2014	December 28, 2013
Depreciation expense:
Equipment	$1,585	$1,098
Expendable Tools	642	565
Depreciation expense	$2,227	$1,663

NOTE 12: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs.
The following table reflects the reserve for product warranty activity for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(in thousands)	December 27, 2014	December 28, 2013
Reserve for product warranty, beginning of period	$1,542	$1,194
Provision for product warranty	199	148
Product warranty costs paid	(526)	(455)
Reserve for product warranty, end of period	$1,215	$887

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of December 27, 2014:

		Payments due by fiscal year
(in thousands)	Total	2015	2016	2017	2018	thereafter
Inventory purchase obligation (1)	$77,658	$77,658	$—	$—	$—	$—
Operating lease obligations (2)	28,537	2,892	3,414	3,039	2,566	16,626
Total	$106,195	$80,550	$3,414	$3,039	$2,566	$16,626

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase of the ADL. The building was completed on December 1, 2013 and Pte

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet , representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of twenty-five years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of December 27, 2014, we recorded a financing obligation of $18.3 million. The financing obligation is not reflected in the table above.
Concentrations
There is no significant customer that represents 10% or more of our net revenue for the three months ended December 27, 2014 and December 28, 2013.
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 27, 2014 and December 28, 2013:

	As of
	December 27, 2014	December 28, 2013
Haoseng Industrial Co., Ltd	19.0%	10.8%
Siliconware Precision Industries Co. Limited	*	27.4%
* Represents less than 10% of total accounts receivable
NOTE 13: SUBSEQUENT EVENTS
On December 29, 2014, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, entered into a Share Sale and Purchase Agreement (the “Agreement”) with Assembléon Holding B.V. Pursuant to the Agreement, KSH agreed to purchase all of the outstanding equity interests of Assembléon B.V. (“Assembléon”), a subsidiary of Assembléon Holding B.V., in an all cash transaction for EUR 80 million (approximately $98 million). Assembléon is a leading technology solutions provider that, together with its subsidiaries, offers assembly equipment, processes and services for the automotive, industrial, and advanced packaging markets. The acquisition expands the Company presence in automotive, industrial and advanced packaging markets.
The acquisition was completed on January 9, 2015. Upon acquisition, Assembléon became a wholly owned subsidiary of the Company. The Company is in the process of determining the purchase price allocation for this acquisition.

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
Business Environment
The semiconductor business environment is highly volatile, driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending—the so-called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quar ter. Occasionally, this results in subsequent reductions in the December quarter. This annual seasonality can occasionally be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.
Our Equipment segment is primarily affected by the industry's internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that can positively or negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as changes in this mix can affect our products' average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have de-leveraged and strengthened our balance sheet. As of December 27, 2014, our total cash, cash equivalents and short-term investments were $633.4 million, a $36.3 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue organic and non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 27, 2014, the Company repurchased a total of 0.6 million shares of common stock at a cost of $7.6 million under the Program. As of December 27, 2014, our remaining stock repurchase authorization under the Program was approximately $91.8 million.
On December 29, 2014, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, entered into a Share Sale and Purchase Agreement (the “Agreement”) with Assembléon Holding B.V. Pursuant to the Agreement, KSH has agreed to purchase all of the outstanding equity interests of Assembléon B.V. (“Assembléon”), a subsidiary of Assembléon Holding B.V., in an all cash transaction for EUR 80 million (approximately $98 million). Assembléon is a leading technology solutions provider that, together with its subsidiaries, offers assembly equipment, processes and services for the automotive, industrial, and advanced packaging markets. The acquisition expands the Company's presence in automotive, industrial and advanced packaging markets. The acquisition was completed on January 9, 2015 and was funded from the Company's available cash resources. Upon acquisition, Assembléon became a wholly owned subsidiary of the Company.
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
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We have also initiated the design and development of our next generation hybrid wedge bonder, which we currently expect to release in 2015. In both cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and may become business opportunities in the future.
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
With the acquisition of Assembléon, we have broadened our advanced packaging  solutions to include flip chip, wafer level packaging (WLP), fan-out wafer level packaging (FOWLP), advanced package-on-package, embedded die, and System-in-Package (SiP). The acquisition also enables us to diversify our business in the automotive, medical and industrial markets with advanced surface-mount technology (SMT) solutions.
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

Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three months ended December 27, 2014 and December 28, 2013, respectively:

	Three months ended
	December 27, 2014		December 28, 2013
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$90,956	84.7%	$63,145	79.8%
Expendable Tools	16,482	15.3%	15,968	20.2%
	$107,438	100.0%	$79,113	100.0%

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
Our portfolio of ball bonding products includes:

•	The IConnPS and IConnPS Plus: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS LA and IConnPS Plus LA: high-performance large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS Plus: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS Plus LA: cost-performance large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED and ConnXPS VLED: ball bonders targeted specifically at the fast growing LED market.

•	The IConnPS ProCu Plus: high-performance copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS ProCu Plus LA: high-performance large area copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

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
While wedge bonding traditionally utilizes aluminum wire, all of our heavy wire wedge bonders may be modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.
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

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(dollar amounts in thousands)	December 27, 2014	December 28, 2013	$ Change	% Change
Net revenue	$107,438	$79,113	$28,325	35.8%
Cost of sales	52,704	40,748	11,956	29.3%
Gross profit	54,734	38,365	16,369	42.7%
Selling, general and administrative	25,427	23,102	2,325	10.1%
Research and development	19,581	17,471	2,110	12.1%
Operating expenses	45,008	40,573	4,435	10.9%
Income / (loss) from operations	$9,726	$(2,208)	$11,934	(540.5)%
Our net revenues for the three months ended December 27, 2014 increased as compared to our net revenues for the three months ended December 28, 2013 largely due to higher customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.

Net Revenue
Approximately 88.9% and 94.1% of our net revenue for the three months ended December 27, 2014 and December 28, 2013, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.
The following tables reflect net revenue by business segment for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(dollar amounts in thousands)	December 27, 2014	December 28, 2013	$ Change	% Change
Equipment	$90,956	$63,145	$27,811	44.0%
Expendable Tools	16,482	15,968	514	3.2%
Total net revenue	$107,438	$79,113	$28,325	35.8%
Equipment
The following table reflects the components of Equipment net revenue change between the three months ended December 27, 2014 and December 28, 2013:

	December 27, 2014 vs. December 28, 2013
	Three months ended
(in thousands)	Price	Volume	$ Change
Equipment	$(433)	$28,244	$27,811
For the three months ended December 27, 2014, the higher Equipment net revenue as compared to the prior year period was primarily due to the higher volume of our ball bonders and wedge bonders. The higher volume of ball bonders and wedge bonders was primarily driven by the strong demand from our customers.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three months ended December 27, 2014 and December 28, 2013:

	December 27, 2014 vs. December 28, 2013
	Three months ended
(in thousands)	Price	Volume	$ Change
Expendable Tools	$(629)	$1,143	$514

For the three months ended December 27, 2014, the higher Expendable Tools net revenue as compared to the prior year period was primarily due to volume increase in our wire bonding tools business, and partially offset by the price reduction in our wire bonding tools business.
Gross Profit
The following tables reflect gross profit by business segment for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(dollar amounts in thousands)	December 27, 2014	December 28, 2013	$ Change	% Change
Equipment	$44,857	$28,672	$16,185	56.4%
Expendable Tools	9,877	9,693	184	1.9%
Total gross profit	$54,734	$38,365	$16,369	42.7%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended		Basis Point
	December 27, 2014	December 28, 2013	Change
Equipment	49.3%	45.4%	390
Expendable Tools	59.9%	60.7%	(80)
Total gross margin	50.9%	48.5%	240
Equipment
The following table reflects the components of Equipment gross profit change between the three months ended December 27, 2014 and December 28, 2013:

	December 27, 2014 vs. December 28, 2013
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(433)	$633	$15,985	$16,185
For the three months ended December 27, 2014, the higher Equipment gross profit as compared to the prior year period was primarily due to the higher volume of our ball bonders and wedge bonders. The higher volume of ball bonders and wedge bonders was primarily driven by the strong demand from our customers.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three months ended December 27, 2014 and December 28, 2013:

	December 27, 2014 vs. December 28, 2013
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$(629)	$366	$447	$184
For the three months ended December 27, 2014, the higher Expendable Tools gross profit as compared to the prior year period primarily due to higher volume and lower cost due to higher absorption of the fixed manufacturing costs. This was offset by the price reduction in our wire bonding tools business.
Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended		Basis point
	December 27, 2014	December 28, 2013	change
Selling, general & administrative	23.7%	29.2%	(550)
Research & development	18.2%	22.1%	(390)
Total	41.9%	51.3%	(940)
Selling, General and Administrative (“SG&A”)
SG&A increased $2.3 million during three months ended December 27, 2014 as compared to the three months ended December 28, 2013 primarily due to an increase in incentive compensation of $2.7 million as a result of current fiscal quarter profit, and an increase in professional services of $0.5 million. This was partially offset by a $0.8 million provision of input tax receivables in prior year fiscal quarter.
Research and Development (“R&D”)
R&D expense increased $2.1 million during the three months ended December 27, 2014 as compared to the three months ended December 28, 2013 primarily due to additional investment in the development of new products.

Income from Operations
For the three months ended December 27, 2014, total income from operations was higher by $11.9 million as compared to the three months ended December 28, 2013, which was a loss of $2.2 million. This was primarily due to higher revenue and margin for equipment sales as explained above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(dollar amounts in thousands)	December 27, 2014	December 28, 2013	$ Change	% Change
Interest income	$262	$279	$(17)	(6.1)%
Interest expense	$(303)	$(119)	$(184)	154.6%

Interest income for the three months ended December 27, 2014 was derived from short term investments and cash and cash equivalents balance.

Interest expense for the three months ended December 27, 2014 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 7 of Item 1).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(in thousands)	December 27, 2014	December 28, 2013
Income / (loss) from operations before income taxes	$9,685	$(2,048)
Provision for income taxes	1,843	(91)
Net income / (loss)	$7,842	$(1,957)
Effective tax rate	19.0%	4.4%
For the three months ended December 27, 2014, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holiday, offset by an increase for deferred taxes on unremitted earnings, other U.S. deferred taxes and foreign withholding taxes.
For the three months ended December 28, 2013, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, other U.S. deferred taxes and additional foreign expenses or benefits related to returns filed in the period.
The effective tax rate for the period ended December 27, 2014 of 19.0% increased from the effective rate for the fiscal period ended September 27, 2014 of 18.3% primarily higher volume of local sales, which has a higher statutory tax rate. The Company's future effective tax rate would be affected if earnings were lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, anticipated tax benefits from research expenditures and changes in assertions for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate.  The Company regularly assesses the effects resulting from these factors to determine the adequacy of its provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of December 27, 2014 and September 27, 2014:

	As of
(dollar amounts in thousands)	December 27, 2014	September 27, 2014	Change
Cash and cash equivalents	$622,590	$587,981	$34,609
Percentage of total assets	67.1%	62.3%
The following table reflects summary Consolidated Statement of Cash Flow information for the three months ended December 27, 2014 and December 28, 2013:

	Three months ended
(in thousands)	December 27, 2014	December 28, 2013
Net cash provided by operating activities	$46,442	$37,249
Net cash used in investing activities	(4,176)	(8,729)
Net cash (used in) / provided by financing activities	(7,621)	258
Effect of exchange rate changes on cash and cash equivalents	(36)	32
Changes in cash and cash equivalents	$34,609	$28,810
Cash and cash equivalents, beginning of period	587,981	521,788
Cash and cash equivalents, end of period	$622,590	$550,598
Three months ended December 27, 2014
Net cash provided by operating activities was primarily the result of net income of $7.8 million, non-cash adjustments of $6.1 million and working capital changes of $32.5 million. The change in working capital was primarily driven by a decrease in accounts receivable of $49.3 million and decrease in prepaid expenses and other current assets of $4.0 million. This was partially offset by a decrease in accounts payable and accrued expenses of $18.2 million and increase in inventories of $2.9 million.
The decrease in accounts receivables is in line with lower sales in the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014 due to variations in the timing of our customer orders within the seasonal cycle, as customers tend to add or replace equipment capacity by the end of the September quarter. The reduction in prepaid expenses and other current assets is due to lower goods and services tax of $3.8 million and refunds of $0.3 million of income taxes. The decrease in accounts payable and accrued expenses is due to lower purchases and the Company's shutdown of certain operations in selective locations in the first quarter of 2015. The increase in inventories is due to higher purchases during the first quarter of fiscal 2015 in anticipation of an increase in production in the second quarter of fiscal 2015.
Net cash used in investing activities was primarily due to capital expenditures of $2.5 million and purchase of short-term investments of $1.6 million.
Net cash used in financing activities relates to the repurchase of common stock of $7.6 million.
Three months ended December 28, 2013
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

Net cash used in investing activities was primarily due to capital expenditures of $5.4 million and increase in short term investments of $3.3 million.
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
On August 14, 2014, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the repurchase program. The repurchase program is effective immediately, may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the program, shares may be repurchased through open market and/or privately negotiated transactions at then-prevailing market prices. The timing and amount of repurchase transactions under this program will depend on market conditions as well as corporate and regulatory considerations.
During the three months ended December 27, 2014, the Company repurchased a total of 0.6 million shares of common stock at a cost of $7.6 million under the repurchase program. As of December 27, 2014, our remaining stock repurchase authorization under the repurchase program was approximately $91.8 million.
On December 29, 2014, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, entered into a Share Sale and Purchase Agreement (the “Agreement”) with Assembléon Holding B.V. Pursuant to the Agreement, KSH has agreed to purchase all of the outstanding equity interests of Assembléon B.V. (“Assembléon”), a subsidiary of Assembléon Holding B.V., in an all cash transaction for EUR 80 million (approximately $98 million). The acquisition was completed on January 9, 2015 and was funded from the Company's available cash resources. Upon acquisition, Assembléon became a wholly owned subsidiary of the Company.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 27, 2014 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The following table reflects obligations and contingent payments under various arrangements as of December 27, 2014:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$2,195	$—	$—	$—	$2,195
Severance (1)	2,339	—	721	—	1,618
Operating lease retirement obligations	1,507	377	51	—	1,079
Long-term income taxes payable	3,403	—	—	—	3,403
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$9,444	$377	$772	$—	$8,295
Contractual Obligations:
Inventory purchase obligations (2)	$77,658	$77,658	$—	$—	$—
Operating lease obligations (3)	28,537	3,743	6,332	4,859	13,603
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$106,195	$81,401	$6,332	$4,859	$13,603

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(3)
We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2026 (not including lease extension options, if applicable).

The annual rent and service charge for the Initial Term for the Building under the ADL ranges from approximately $4 million to approximately $5 million Singapore dollars and is not included in the table above.
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of the Building during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of December 27, 2014 we recorded a financing obligation of $18.3 million. The financing obligation is not reflected in the table above.
Off-Balance Sheet Arrangements
Credit facility
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars to the Landlord in connection with the corporate headquarter lease. The bank guarantee was effective from December 1, 2013 to November 30, 2014. On November 19, 2014, the Company extended the expiry date of the bank guarantee to November 30, 2015 and increased the amount to $3.5 million Singapore dollars.As of September 27, 2014, we did not have any other off-balance sheet arrangements, such as derivatives, contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of December 27, 2014, we had deposits maturing within one year of $10.8 million.
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
Based on our foreign currency exposure as of December 27, 2014, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
On October 10, 2014, the Company entered into foreign exchange forward contracts with notional amounts of $23.9 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2014 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended December 27, 2014 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 27, 2014 filed with the Securities and Exchange Commission.

Certain Risks Related to the Assembléon Acquisition
We face risks associated with incorporating Assembléon into the Company.
The successful expansion of our business and operations resulting from the Assembléon acquisition will require significant time, effort, attention and dedication of management and may strain our operational and financial resources. It is possible that incorporating Assembléon and its businesses into the Company could result in changes to, or pressure on compliance with standards, controls, procedures and policies. This process could expose us to risks and challenges, including:

•	unanticipated issues in coordinating information, communication and other systems;

•	unexpected loss of key employees;

•	distraction of management attention from our other businesses;

•	failure to retain key customers;

•	the need to modify operating and accounting controls and procedures; and

•	foreign currency fluctuation that could negatively impact our financial results and cash flows.

In addition, it is possible that our exposure to potential liabilities resulting from Assembléon’s business, some of which may be material or unknown, could exceed amounts we can recover through indemnification claims.
These types of challenges and uncertainties could have a material adverse effect on our business, cash flows, results of operations and financial condition.
We may fail to realize the anticipated benefits of the Assembléon acquisition.
The Assembléon acquisition is intended to expand our presence in the automotive, industrial and advanced packaging markets. The success of the Assembléon acquisition will depend on, among other things, our ability to incorporate Assembléon and its businesses into the Company in a manner that permits growth opportunities and does not disrupt existing client relationships or result in decreased revenues due to customer attrition or other factors. Assembléon’s businesses are also subject to certain risks that may negatively affect the financial results for our Equipment and Expendable Tools business segments, including, among others, the following:

•
Assembléon’s businesses are largely dependent on the health of the industries in which it participates. These industries may be impacted by market and regulatory factors, and there can be no assurance that we will realize the potential growth opportunities from these industries.

•
We anticipate that goodwill and other intangible assets will be established in connection with our acquisition of Assembléon. Goodwill represents the estimated future economic benefits arising from the assets we have acquired that did not qualify to be identified and recognized individually, and includes the value of expected future cash flows of Assembléon, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. The value of goodwill is supported by revenue, which is driven primarily by transaction volume. Intangible assets other than goodwill primarily consist of customer relationships, client backlog, trade name and trademarks, software and non-competition agreements.

•
The calculation of the estimated fair value of goodwill and other intangibles requires the use of significant estimates and assumptions that are highly subjective in nature, such as attrition rates, discount rates, future expected cash flows and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results differ from our assumptions, we may not realize the full value of our intangible assets and goodwill.

For these and other reasons there can be no assurance that the anticipated synergies and benefits from the transaction will be realized fully or at all. If we fail to realize the anticipated benefits of the Assembléon acquisition, we may not realize the full value of our intangible assets and goodwill related to the acquisition, in which case we may be required to write down or write off all such intangible assets or goodwill. Such an impairment of our goodwill or intangible assets could have a material adverse effect on our results of operations.

Item 6. -    EXHIBITS

Exhibit No.	Description

10.1
Share Sale and Purchase Agreement between Kulicke & Soffa Holdings, B.V. and Assembléon Holding B.V., dated December 29, 2014. (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request.)

10.2	Offer Letter between the Company and Deepak Sood, dated October 25, 2012.

10.3	Offer Letter between the Company and Yih Neng Lee, dated June 21, 2013.

10.4	Offer Letter between the Company and Irene Lee, dated January 28, 2014.

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: January 29, 2015	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Share Sale and Purchase Agreement between Kulicke & Soffa Holdings, B.V. and Assembléon Holding B.V., dated December 29, 2014. (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request.)

10.2	Offer Letter between the Company and Deepak Sood, dated October 25, 2012.

10.3	Offer Letter between the Company and Yih Neng Lee, dated June 21, 2013.

10.4	Offer Letter between the Company and Irene Lee, dated January 28, 2014.

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.