Form 10-Q
period 2015-03-28
KULICKE & SOFFA INDUSTRIES INC
filed 2015-05-06
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

(215) 784-7500
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

As of May 1, 2015, there were 76,819,759 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

March 28, 2015

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	March 28, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$527,146	$587,981
Short-term investments	1,629	9,105
Accounts and notes receivable, net of allowance for doubtful accounts of $0 and $143 respectively	149,378	171,530
Inventories, net	76,529	49,694
Prepaid expenses and other current assets	14,997	15,090
Deferred income taxes	4,295	4,291
Total current assets	773,974	837,691

Property, plant and equipment, net	52,152	52,755
Goodwill	81,272	41,546
Intangible assets	63,279	5,891
Other assets	6,599	6,565
TOTAL ASSETS	$977,276	$944,448

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$837	$—
Accounts payable	50,692	35,132
Accrued expenses and other current liabilities	43,294	43,731
Income taxes payable	1,953	2,488
Total current liabilities	96,776	81,351

Financing obligation	17,522	19,102
Deferred income taxes	51,459	44,963
Other liabilities	11,280	9,790
TOTAL LIABILITIES	$177,037	$155,206

Commitments and contingent liabilities (Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 82,569 and 81,624, respectively; outstanding 76,816 and 76,626 shares, respectively	485,811	479,116
Treasury stock, at cost, 5,753 and 4,998 shares, respectively	(57,209)	(46,984)
Retained earnings	370,639	354,866
Accumulated other comprehensive income	998	2,244
TOTAL SHAREHOLDERS' EQUITY	$800,239	$789,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$977,276	$944,448
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Six months ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net revenue	$145,227	$114,206	$252,665	$193,319
Cost of sales	76,657	56,534	129,361	97,282
Gross profit	68,570	57,672	123,304	96,037
Selling, general and administrative	35,607	28,235	61,034	51,337
Research and development	23,172	19,326	42,753	36,797
Operating expenses	58,779	47,561	103,787	88,134
Income from operations	9,791	10,111	19,517	7,903
Interest income	453	343	715	622
Interest expense	(316)	(297)	(619)	(416)
Income from operations before income taxes	9,928	10,157	19,613	8,109
Provision for income taxes	1,997	1,087	3,840	996
Net income	$7,931	$9,070	$15,773	$7,113

Net income per share:
Basic	$0.10	$0.12	$0.21	$0.09
Diluted	$0.10	$0.12	$0.20	$0.09

Weighted average shares outstanding:
Basic	76,821	76,404	76,855	76,163
Diluted	77,570	77,021	77,488	76,777

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Six months ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income	$7,931	$9,070	$15,773	$7,113
Other comprehensive income:
Foreign currency translation adjustment	(567)	204	(1,246)	314
Unrecognized actuarial gain, Switzerland pension plan, net of tax	—	12	—	12
	(567)	216	(1,246)	326

Derivatives designated as hedging instruments:
Unrealized loss on derivative instruments, net of tax	(133)	—	(773)	—
Reclassification adjustment for loss on derivative instruments recognized, net of tax	525	—	773	—
Net decrease from derivatives designated as hedging instruments, net of tax	392	—	—	—

Total other comprehensive income	(175)	216	(1,246)	326

Comprehensive income	$7,756	$9,286	$14,527	$7,439
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six months ended
	March 28, 2015	March 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,773	$7,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,563	6,486
Equity-based compensation and employee benefits	6,016	6,082
Adjustment for doubtful accounts	292	(185)
Adjustment for inventory valuation	581	1,894
Deferred taxes	1,766	143
Loss on disposal of property, plant and equipment	—	30
Unrealized foreign currency transactions	(1,973)	(159)
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts and notes receivable	31,467	65,502
Inventory	(8,161)	(7,374)
Prepaid expenses and other current assets	2,408	5,551
Accounts payable, accrued expenses and other current liabilities	(7,787)	(7,450)
Income taxes payable	(2,458)	263
Other, net	2,073	374
Net cash provided by operating activities	48,560	78,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(93,153)	—
Purchases of property, plant and equipment	(4,903)	(7,417)
Purchase of short-term investments	(1,630)	(9,173)
Maturity of short-term investments	9,129	3,261
Net cash used in investing activities	(90,557)	(13,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(9,732)	(109)
Proceeds from short term loans	837	—
Proceeds from exercise of common stock options	528	588
Repurchase of common stock	(10,225)	—
Net cash (used in)/provided by financing activities	(18,592)	479
Effect of exchange rate changes on cash and cash equivalents	(246)	(98)
Changes in cash and cash equivalents	(60,835)	65,322
Cash and cash equivalents at beginning of period	587,981	521,788
Cash and cash equivalents at end of period	$527,146	$587,110

CASH PAID FOR:
Interest	$591	$416
Income taxes	$2,409	$1,710

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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of March 28, 2015 and September 27, 2014 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The Company's trade receivables result primarily from the sale of semiconductor equipment, related accessories and replacement parts, and expendable tools to a relatively small number of large manufacturers in a highly concentrated industry. Write-offs of uncollectible accounts have historically not been significant. The Company actively monitors its customers' financial strength to reduce the risk of loss.
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
The Company's operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. The Company is also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, the Company has exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in Netherlands, China, Taiwan, Japan and Germany. The Company's U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of March 28, 2015 and September 27, 2014, fair value approximated the cost basis for cash equivalents.
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
Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for spare parts, and 12 months forecasted future consumption for expendable tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. The Company communicates forecasts of its future consumption to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or market value, based upon projections about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
Inventory reserve provision for the acquired business, Assembléon B.V. (“Assembléon”), is determined based on management's best estimate of future consumption for equipment and spare parts. This estimate is based on historical sales volumes, internal projections and market developments and trends.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; and significant changes in market capitalization. During the three and six months ended March 28, 2015, no triggering events occurred.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded for the acquisitions of Orthodyne Electronics Corporation ("Orthodyne") and Assembléon in 2009 and 2015, respectively.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three and six months ended March 28, 2015, no triggering events occurred.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the Unaudited Consolidated Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, deferred revenue, intangible assets and related deferred tax liabilities, useful lives of plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.
Recent Accounting Pronouncements
There were no new accounting pronouncements applicable to the Company during the three and six months ended March 28, 2015.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of March 28, 2015 and September 27, 2014:

	As of
(in thousands)	March 28, 2015	September 27, 2014
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$1,629	$9,105

Inventories, net:
Raw materials and supplies	$28,248	$22,184
Work in process	25,037	18,783
Finished goods	43,828	22,590
	97,113	63,557
Inventory reserves	(20,584)	(13,863)
	$76,529	$49,694
Property, plant and equipment, net:
Buildings and building improvements	$33,427	$31,159
Leasehold improvements	19,519	13,962
Data processing equipment and software	28,562	27,538
Machinery, equipment, furniture and fixtures	50,820	45,442
	132,328	118,101
Accumulated depreciation	(80,176)	(65,346)
	$52,152	$52,755
Accrued expenses and other current liabilities:
Wages and benefits	$19,993	$21,498
Accrued customer obligations (2)	8,495	8,999
Commissions and professional fees	3,241	1,961
Deferred rent	2,433	2,161
Severance	376	1,067
Other	8,756	8,045
	$43,294	$43,731

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of March 28, 2015 and September 27, 2014, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended March 28, 2015 and March 29, 2014.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

NOTE 3: BUSINESS COMBINATIONS
On December 29, 2014, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, entered into a Share Sale and Purchase Agreement (the “Agreement”) with Assembléon Holding B.V. Pursuant to the Agreement, KSH agreed to purchase all of the outstanding equity interests of Assembléon, a subsidiary of Assembléon Holding B.V., in an all cash transaction for approximately $97.4 million (EUR 80 million).

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The acquisition was completed on January 9, 2015. Upon acquisition, Assembléon became a wholly owned subsidiary of the Company. The total purchase price of approximately $97.4 million consisted of $72.5 million for 100% of the equity of Assembléon and $24.9 million which was used by Assembléon to settle intercompany loans with its parent company.
The acquisition of Assembléon was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method. The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period of January 9, 2016. Any changes in these estimates may have a material impact on our Unaudited Consolidated Results of Operations or Unaudited Consolidated Balance Sheets. At March 28, 2015 the Company held $14.6 million (EUR 12 million) in escrow for a period of eighteen months from the acquisition date as security pending the completion of Assembleon Holding B.V.'s obligations as seller under the Agreement.
The following table summarizes the allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date and related useful lives of the finite-lived intangible assets acquired:

(in thousands)	January 9, 2015
Accounts receivable	$9,941
Inventories	19,861
Prepaid expenses and other current assets	2,322
Deferred tax asset	157
Property, plant and equipment	531
Intangibles	61,463
Goodwill	39,726
Deferred income taxes	638
Accounts payable	(14,386)
Borrowings financial institutions	(9,491)
Accrued expenses and other current liabilities	(10,561)
Income taxes payable	(1,933)
Deferred tax liabilities	(5,115)
Total purchase price, net of cash acquired	$93,153
Tangible net assets (liabilities) were valued at their respective carrying amounts, which the Company believes approximate their current fair values at the acquisition date.
The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. The technology/software and product brand name was determined using the relief from royalty method. Customer relationships were valued by using multi-period excess earnings method. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of six to fifteen years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. None of the goodwill recorded as part of the acquisition will be deductible for income tax purposes.
In connection with the acquisition of Assembléon, the Company recorded deferred tax liabilities relating to the acquired intangible assets, which is partially offset by the net amount of acquired net operating losses. The net amount of acquired net operating losses comprise of net operating losses less the tax reserves and valuation allowance. The Company has recorded long-term income tax payable due to uncertain tax positions with respect to certain Assembléon entities.
The acquired business contributed revenue of $16.9 million and net loss of $3.9 million to the Company for the period from Jan 9, 2015 to March 28, 2015.
During the three and six months ended March 28, 2015, the Company incurred $0.2 million and $0.8 million of expenses related to the acquisition respectively. These are included within selling, general and administrative expense in the consolidated statements of income.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following unaudited pro forma information presents the combined results of operations as if the acquisition had been completed on September 29, 2013, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include: (i) amortization associated with preliminary estimates for the acquired intangible assets; (ii) recognition of the post-acquisition share-based compensation and other compensation expense; and (iii) the associated tax impact on these unaudited pro forma adjustments.
The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations:

	Three months ended		Six months ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Revenue	$145,915	$133,710	$278,948	$232,636
Net income	7,576	5,976	10,436	1,279
Basic income per common share	0.10	0.08	0.14	0.02
Diluted income per common share	0.10	0.08	0.13	0.02

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2014 and concluded that no impairment charge was required. During the six months ended March 28, 2015, the Company reviewed the qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
In 2009, the Company recorded goodwill when it acquired Orthodyne and added wedge bonder products to its business.
On December 29, 2014, KSH, the Company's wholly owned subsidiary, entered into an agreement with Assembléon Holding B.V. Pursuant to the agreement, KSH purchased all of the outstanding equity interests of Assembléon, a subsidiary of Assembléon Holding B.V., in an all cash transaction for approximately $97.4 million (EUR 80 million). Assembléon, together with its subsidiaries, offers assembly equipment, processes and services for the automotive, industrial, and advanced packaging markets. The acquisition expands the Company presence in automotive, industrial and advanced packaging markets.
The acquisition was completed on January 9, 2015. Upon acquisition, Assembléon became a wholly owned subsidiary of the Company. The following table summarizes the Company's recorded goodwill as of March 28, 2015:

As of
(in thousands)	March 28, 2015
Balance at September 27, 2014	$41,546
Acquired in business combination	39,726
$81,272
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net intangible assets as of March 28, 2015 and September 27, 2014:

	As of		Average estimated
(dollar amounts in thousands)	March 28, 2015	September 27, 2014	useful lives (in years)
Developed technology	$33,200	$33,200	7.0 to 15.0
Acquired in business combination	40,880	—
Accumulated amortization	(31,511)	(28,458)
Net developed technology	$42,569	$4,742

Customer relationships	$19,300	$19,300	5.0 to 6.0
Acquired in business combination	17,668	—
Accumulated amortization	(19,931)	(19,300)
Net customer relationships	$17,037	$—

Trade and brand names	$4,600	$4,600	7.0 to 8.0
Acquired in business combination	2,915	—
Accumulated amortization	(3,842)	(3,451)
Net trade and brand name	$3,673	$1,149

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$63,279	$5,891

The following table reflects estimated annual amortization expense related to intangible assets as of March 28, 2015:

As of
(in thousands)	March 28, 2015
Remaining fiscal 2015	$5,807
Fiscal 2016	6,661
Fiscal 2017	6,086
Fiscal 2018 and onwards	44,725
Total amortization expense	$63,279

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 5: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents and short-term investments consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash, cash equivalents and short-term investments consisted of the following as of March 28, 2015:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$135,287	$—	$—	$135,287
Cash equivalents:
Money market funds	178,069	—	—	178,069
Time deposits	184,290	—	—	184,290
Commercial paper	29,500	—	—	29,500
Total cash and cash equivalents	527,146	—	—	527,146
Short-term investments:
Time deposits	1,629	—	—	1,629
Total short-term investments	1,629	—	—	1,629
Total cash, cash equivalents and short-term investments	$528,775	$—	$—	$528,775
Cash, cash equivalents and short-term investments consisted of the following as of September 27, 2014:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$130,668	$—	$—	$130,668
Cash equivalents:
Money market funds	295,529	—	—	295,529
Time deposits	132,284	—	—	132,284
Commercial paper	29,500	—	—	29,500
Total cash and cash equivalents	587,981	—	—	587,981
Short-term investments
Time deposits	9,105	—	—	9,105
Total short-term investments	9,105	—	—	9,105
Total cash, cash equivalents and short-term investments	$597,086	$—	$—	$597,086

NOTE 6: FAIR VALUE MEASURMENTS
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended March 28, 2015.

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
The fair values of our financial assets and liabilities at March 28, 2015 were determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$135,287	$135,287	$—	$—
Cash equivalents:
Money market funds	178,069	178,069	—	—
Time deposits	184,290	184,290	—	—
Commerical paper	29,500	29,500	—	—
Short-term investments:
Time deposits	1,629	1,629	—	—
Total assets	$528,775	$528,775	$—	$—
The fair values of our financial assets and liabilities at September 27, 2014 were determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$130,668	$130,668	$—	$—
Cash equivalents
Money market funds	295,529	295,529	—	—
Time deposits	132,284	132,284	—	—
Commerical paper	29,500	29,500	—	—
Short-term investments
Time deposits	9,105	9,105	—	—
Total assets	$597,086	$597,086	$—	$—

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS
The Company’s international operations are exposed to changes in foreign exchange rates due to transactions denominated in currencies other than U.S. dollars. Most of the Company’s revenue and cost of materials are transacted in U.S. dollars. However, a significant amount of the Company’s operating expenses are denominated in local currencies, primarily in Singapore.
The foreign currency exposure of our operating expenses is generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

accounting designation to hedge exposures to the variability in the U.S.-dollar equivalent of forecasted non-U.S.-dollar-denominated operating expenses. These instruments generally mature within 6 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the consolidated statements of income as the impact of the hedged transaction.
There were no outstanding derivative instruments as of March 28, 2015 and September 27, 2014.

The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Income for the three and six months ended March 28, 2015 and March 29, 2014 are as follows:

(in thousands)	Three months ended		Six months ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Foreign exchange forward contract in cash flow hedging relationships:
Net loss recognized in OCI, net of tax(1)	$(133)	$—	$(773)	$—
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(524)	$—	$(773)	$—
Net gain recognized in income(3)	$—	$—	$—	$—
(1)Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).
(2)Effective portion classified as selling, general and administrative expense.
(3)Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

NOTE 8: DEBT AND OTHER OBLIGATIONS
Financing Obligation
On December 1, 2013, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, signed a lease with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”) to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of a building in Singapore as our corporate headquarters, as well as a manufacturing, technology, sales and service center (the “Building”). The lease has a 10-year non-cancellable term (the "Initial Term") and contains options to renew for 2 further 10-year terms. The annual rent and service charge for the Initial Term range from approximately $4 million to approximately $5 million Singapore dollars.
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as Property, Plant and Equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 9: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plan
The Company has a 401(k) retirement income plan (the “Plan”) for its employees. Since 2011, matching contributions to the Plan have been made in cash. The Plan allows for employee contributions and matching Company contributions up to 4% or 6% of the employee's contributed amount based upon years of service.
The following table reflects the Company’s matching contributions to the Plan during the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended		Six months ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Cash	$364	$328	$659	$609
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program will depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended March 28, 2015, the Company repurchased a total of 0.2 million and 0.8 million shares of common stock at a cost of $2.6 million and $10.2 million, respectively. The stock repurchases were recorded in the periods they were delivered, and the payment of $10.2 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.

Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of March 28, 2015 and September 27, 2014:

	As of
(in thousands)	March 28, 2015	September 27, 2014
Gain from foreign currency translation adjustments	$1,953	$3,199
Unrecognized actuarial loss Switzerland pension plan, net of tax	(609)	(609)
Switzerland pension plan curtailment	(346)	(346)
Accumulated other comprehensive income	$998	$2,244
Equity-Based Compensation
As of March 28, 2015, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of March 28, 2015, the Company’s one active plan, the 2009 Equity Plan, had 3.0 million shares of common stock available for grant to its employees and directors.

•
Market-based restricted stock entitles the employee to receive common shares of the Company on the award vesting date, if market performance objectives that measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90-calendar day average price of the Company's stock as compared to specific peer companies that comprise the Philadelphia Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

provisions of the market-based restricted stock are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended March 28, 2015 and March 29, 2014 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended		Six months ended
(shares in thousands)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Market-based restricted stock	—	—	232	324
Time-based restricted stock	12	26	484	607
Common stock	11	17	24	32
Equity-based compensation in shares	23	43	740	963
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended		Six months ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Cost of sales	$88	$82	$216	$187
Selling, general and administrative	1,976	2,126	4,475	4,742
Research and development	517	478	1,325	1,153
Total equity-based compensation expense	$2,581	$2,686	$6,016	$6,082
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended		Six months ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Market-based restricted stock	$994	$1,170	$2,344	$2,642
Time-based restricted stock	1,375	1,270	3,244	2,975
Performance-based restricted stock	32	33	65	66
Stock options	—	3	3	9
Common stock	180	210	360	390
Total equity-based compensation expense	$2,581	$2,686	$6,016	$6,082

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 10: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Potentially anti-dilutive common shares that could dilute basic earnings per share in the future were 0.4 million for both three and six months ended March 29, 2014.
Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended
(in thousands, except per share)	March 28, 2015		March 29, 2014
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$7,931	$7,931	$9,070	$9,070
Less: income applicable to participating securities	—	—	—	—
Net income applicable to common shareholders	$7,931	$7,931	$9,070	$9,070
DENOMINATOR:
Weighted average shares outstanding - Basic	76,821	76,821	76,404	76,404
Stock options		91		100
Time-based restricted stock		322		289
Market-based restricted stock		336		228
Weighted average shares outstanding - Diluted		77,570		77,021
EPS:
Net income per share - Basic	$0.10	$0.10	$0.12	$0.12
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.10		$0.12

	Six months ended
(in thousands, except per share data)	March 28, 2015		March 29, 2014
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$15,773	$15,773	$7,113	$7,113
Less: income applicable to participating securities	—	—	—	—
Net income applicable to common shareholders	$15,773	$15,773	$7,113	$7,113
DENOMINATOR:
Weighted average shares outstanding - Basic	76,855	76,855	76,163	76,163
Stock options		93		109
Time-based restricted stock		242		293
Market-based restricted stock		298		212
Weighted average shares outstanding - Diluted		77,488		76,777
EPS:
Net income per share - Basic	$0.21	$0.21	$0.09	$0.09
Effect of dilutive shares		0.01		—
Net income per share - Diluted		$0.20		$0.09

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 11: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the six months ended March 28, 2015 and March 29, 2014:

	Six months ended
(dollar amounts in thousands)	March 28, 2015	March 29, 2014
Income from operations before income taxes	$19,613	$8,109
Provision for income taxes	3,840	996
Net income	$15,773	$7,113

Effective tax rate	19.6%	12.3%

For the six months ended March 28, 2015, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred tax liabilities on unremitted earnings, an increase in valuation allowance against foreign deferred taxes, other U.S. deferred taxes and foreign withholding taxes.
For the six months ended March 29, 2014, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred tax liabilities on unremitted earnings, other U.S. deferred taxes and additional foreign expenses or benefits related to returns filed during the period.
The effective tax rate for the six months ended March 28, 2015 of 19.6% increased from the effective tax rate for the six months ended March 29, 2014 of 12.3% and the year ended September 27, 2014 of 18.3% primarily due to higher volume of local sales subject to a higher statutory tax rate and an increase in valuation allowance against foreign deferred taxes.
The Company's future effective tax rate would be affected if earnings were lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, anticipated tax benefits from research expenditures and changes in assertions for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate.  The Company regularly assesses the effects of these factors to determine the adequacy of its provision for income taxes.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will decrease during the next 12 months due to the expected lapse of statutes of limitation. The Company does not expect the change to have a material effect on its statement of operations.

NOTE 12: SEGMENT INFORMATION
The Company operates two reportable segments: Equipment and Expendable Tools. The Equipment segment manufactures and sells a line of ball bonders, heavy wire wedge bonders, advanced packaging and surface mount technology. The Company also services, maintains, repairs and upgrades its equipment. The financial performance of the acquired business has been included in the Equipment segment from January 9, 2015. The Expendable Tools segment manufactures and sells a variety of expendable tools for a broad range of semiconductor packaging applications.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects operating information by segment for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended		Six months ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net revenue:
Equipment	$129,816	$97,612	$220,772	$160,757
Expendable Tools	15,411	16,594	31,893	32,562
Net revenue	145,227	114,206	252,665	193,319
Income / (loss) from operations:
Equipment	6,307	5,293	11,753	(1,587)
Expendable Tools	3,484	4,818	7,764	9,490
Income from operations	$9,791	$10,111	$19,517	$7,903

The following table reflects assets by segment as of March 28, 2015 and September 27, 2014:

	As of
(in thousands)	March 28, 2015	September 27, 2014
Segment assets:
Equipment	$880,876	$839,847
Expendable Tools	96,400	104,601
Total assets	$977,276	$944,448

The following tables reflect capital expenditures and depreciation expense for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended		Six months ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Capital expenditures:
Equipment	$776	$2,359	$2,512	$6,591
Expendable Tools	415	786	932	1,983
Capital expenditures	$1,191	$3,145	$3,444	$8,574

	Three months ended		Six months ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Depreciation expense:
Equipment	$1,662	$1,514	$3,247	$2,612
Expendable Tools	599	650	1,241	1,215
Depreciation expense	$2,261	$2,164	$4,488	$3,827

NOTE 13: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects the reserve for product warranty activity for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended		Six months ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Reserve for product warranty, beginning of period	$1,215	$887	$1,542	$1,194
Addition from business combination	547	—	547	—
Provision for product warranty	1,038	352	1,237	500
Product warranty costs paid	(951)	(354)	(1,477)	(809)
Reserve for product warranty, end of period	$1,849	$885	$1,849	$885

Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of March 28, 2015:

		Payments due by fiscal year
(in thousands)	Total	2015	2016	2017	2018	thereafter
Inventory purchase obligation (1)	$110,509	$110,509	$—	$—	$—	$—
Operating lease obligations (2)	29,479	2,708	3,987	3,391	2,762	16,631
Total	$139,988	$113,217	$3,987	$3,391	$2,762	$16,631

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase of the ADL. The building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of twenty-five years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of March 28, 2015, we recorded a financing obligation related to the Building of $17.5 million (see Note 8 above). The financing obligation is not reflected in the table above.
Concentrations
There is no significant customer that represents 10% or more of our net revenue for the six months ended March 28, 2015 and March 29, 2014.
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of March 28, 2015 and March 29, 2014:

	As of
	March 28, 2015	March 29, 2014
Haoseng Industrial Co., Ltd	13.6%	12.0%

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 14: SUBSEQUENT EVENTS
On April 20, 2015, the Company entered into foreign exchange forward contracts with notional amount of $22.3 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball, wedge bonder, advanced packaging and surface mount technology equipment and for expendable tools.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have strengthened our balance sheet. As of March 28, 2015, our total cash, cash equivalents and short-term investments were $528.8 million, a $68.3 million decrease from the prior fiscal year end (related primarily to our Assembléon acquisition, offset in part by earnings this fiscal period). We believe this strong cash position will allow us to continue to invest in product development and pursue organic and non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program will depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended March 28, 2015, the Company repurchased a total of 0.2 million and 0.8 million shares of common stock at a cost of $2.6 million and $10.2 million, respectively, under the Program. As of March 28, 2015, our remaining stock repurchase authorization under the Program was approximately $89.2 million.
On December 29, 2014, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, entered into a Share Sale and Purchase Agreement (the “Agreement”) with Assembléon Holding B.V. Pursuant to the Agreement, KSH has agreed to purchase all of the outstanding equity interests of Assembléon B.V. (“Assembléon”), a subsidiary of Assembléon Holding B.V., in an all cash transaction for approximately $97.4 million (EUR 80 million). Assembléon is a leading technology solutions provider that, together with its subsidiaries, offers assembly equipment, processes and services for the automotive, industrial, and advanced packaging markets. The acquisition expands the Company's presence in automotive, industrial and advanced packaging markets. The acquisition was completed on January 9, 2015 and was funded from the Company's available cash resources. Upon acquisition, Assembléon became a wholly owned subsidiary of the Company.
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
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We have also completed the design and development of our next generation hybrid wedge bonder, Asterion, which was launched in March 2015. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and some have yielded results.
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
Our technology leadership and bonding process know-how have enabled us to develop highly function-specific equipment with best-in-class throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We established a dedicated team to develop and manufacture advanced packaging bonders for the emerging 2.5 dimensional integrated circuit (“2.5D IC”) and 3 dimensional integrated circuit (“3D IC”) markets. By reducing the interconnect dimensions, 2.5D ICs and 3D ICs are expected to provide form factor, performance and power efficiency enhancements over traditional flip-chip packages in production today. High-performance processing and memory applications, in addition to mobile devices such as smartphones and tablets, are anticipated to be earlier adopters of this new packaging technology.
With the acquisition of Assembléon, we have broadened our advanced packaging solutions to include flip chip, wafer level packaging ("WLP"), fan-out wafer level packaging ("FOWLP"), advanced package-on-package, embedded die, and System-in-Package ("SiP"). The acquisition also enables us to diversify our business into the automotive, medical and industrial markets with advanced surface-mount technology ("SMT") solutions.
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

Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and six months ended March 28, 2015 and March 29, 2014, respectively:

	Three months ended
	March 28, 2015		March 29, 2014
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$129,816	89.4%	$97,612	85.5%
Expendable Tools	15,411	10.6%	16,594	14.5%
	$145,227	100.0%	$114,206	100.0%

	Six months ended
	March 28, 2015		March 29, 2014
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$220,772	87.4%	$160,757	83.2%
Expendable Tools	31,893	12.6%	32,562	16.8%
	$252,665	100.0%	$193,319	100.0%

Equipment Segment
We manufacture and sell a line of ball bonders, wafer level bonders and heavy wire wedge bonders that are sold to semiconductor device manufacturers, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wafer level bonders mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Heavy wire wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. In September 2014, we introduced the APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S bonder, which is designed for performance and high accuracy applications, delivering die-stacking solutions for 2.5 Dimensional, 3 Dimensional or Through Silicon Via ("TSV") integrated chips. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and, as a result, a lower cost of ownership.

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS	Advanced and ultra fine pitch applications

	IConnPS Plus	Advanced and ultra fine pitch applications

	IConnPS LA	Large area substrate and matrix applications

	IConnPS Plus LA	Large area substrate and matrix applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu Plus	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu Plus LA	Large area substrate and matrix applications for copper wire

	ConnXPS Plus	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS VLED	Vertical LED applications

	ConnXPS Plus LA	Cost performance large area substrate and matrix applications

	AT Premier Plus	Advanced wafer level bonding application

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	Asterion	Power hybrid and automotive modules with extended area using heavy and thin aluminum

(1) Power Series (“PS”)

Business Unit	Product Name (1)	Typical Served Market

Advanced Packaging and Surface Mount Technology (SMT)	APAMA C2S	Thermo-compression for chip-to-substrate and chip-to-chip bonding applications.

Hybrid Series
Advanced packages assembly applications requiring high throughput such as flip chip, wafer level packaging ("WLP"), fan-out WLP ("FOWLP"), embedded die, system-in-package ("SiP"), package-on-package ("POP"), and modules

	iX Series	Advanced Surface Mount Technology ("SMT") applications requiring extremely high output of passive and active components

	iFlex Series	Advanced SMT applications requiring multi-lane or line balancing solutions for standard or oddform passive and active components

Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series - a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use.
Our portfolio of ball bonding products includes:

•	The IConnPS and IConnPS Plus: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS LA and IConnPS Plus LA: high-performance large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS Plus: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS Plus LA: cost-performance large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED, ConnXPS LED Plus and ConnXPS VLED: ball bonders targeted specifically at the fast growing LED market.

•	The IConnPS ProCu Plus: high-performance copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS ProCu Plus LA: high-performance large area copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

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

Our portfolio of wedge bonding products includes:

•	The 3600Plus: high speed, high accuracy wire bonders designed for power modules, automotive packages and other heavy wire multi-chip module applications.

•	The 3700Plus: wire bonders designed for hybrid and automotive modules using thin aluminum wire.

•	The 7200Plus: dual head wedge bonders designed specifically for power semiconductor applications.

•	The 7200HD: heavy wire wedge bonders designed for smaller power packages using either aluminum wire or ribbon.

•	The PowerFusionPS Semiconductor Wedge Bonders - Configurable in single, dual and multi-head configurations using aluminum wire and PowerRibbonTM:

◦	The PowerFusionPS TL: designed for low-cost, high volume power semiconductor applications.

◦	The PowerFusionPS HL and PowerFusionPS HLx: designed for advanced power semiconductor applications.
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
In March 2015, we introduced AsterionTM, a hybrid wedge bonder that has the capabilities to handle a multitude of interconnect materials including large and small aluminum, copper wire, PowerRibbon®, as well as aluminum copper-clad ribbon.
Advanced Packaging and Surface Mount Technology
In September 2014, we introduced the APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S (chip-to-substrate) bonder, which is designed for high accuracy and high throughout flip chip thermo-compression bonding applications. It delivers die-stacking solutions for 2.5D, 3D or TSV ICs.
With the acquisition of Assembléon, we have broadened our advanced packaging solutions to address flip chip, WLP, FOWLP, POP, embedded die, SiP and modules markets. The acquisition also enables us to diversify our business into the automotive, medical and industrial markets with SMT pick and place solutions.
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

Expendable Tools Segment
We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•
Capillaries:  expendable tools used in ball bonders. Made of ceramic and other elements, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors' equipment. In addition to capillaries used for gold wire bonding, we have developed capillaries for use with copper wire to achieve optimal performance in copper wire bonding. In January 2015, we introduced QuantisTM QFN Capillary, the latest copper wire bonding capillary designed for QFN (Quad Flat No-lead) application.

•	Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die or to cut packaged semiconductor units into individual units.

•	Bonding wedges: expendable tools used in heavy wire wedge bonders. Heavy wire wedge tools are used for both wire and ribbon applications.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended
(dollar amounts in thousands)	March 28, 2015	March 29, 2014	$ Change	% Change
Net revenue	$145,227	$114,206	$31,021	27.2%
Cost of sales	76,657	56,534	20,123	35.6%
Gross profit	68,570	57,672	10,898	18.9%
Selling, general and administrative	35,607	28,235	7,372	26.1%
Research and development	23,172	19,326	3,846	19.9%
Operating expenses	58,779	47,561	11,218	23.6%
Income from operations	$9,791	$10,111	$(320)	(3.2)%

	Six months ended
(dollar amounts in thousands)	March 28, 2015	March 29, 2014	$ Change	% Change
Net revenue	$252,665	$193,319	$59,346	30.7%
Cost of sales	129,361	97,282	32,079	33.0%
Gross profit	123,304	96,037	27,267	28.4%
Selling, general and administrative	61,034	51,337	9,697	18.9%
Research and development	42,753	36,797	5,956	16.2%
Operating expenses	103,787	88,134	15,653	17.8%
Income from operations	$19,517	$7,903	$11,614	147.0%
Our net revenues for the three and six month periods ended March 28, 2015 increased as compared to our net revenues for the three and six month periods ended March 29, 2014 largely due to higher customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 93.2% and 90.7% of our net revenue for the three months ended March 28, 2015 and March 29, 2014, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 91.4% and 92.1% of our net revenue for the six months ended March 28, 2015 and March 29, 2014, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.

The following tables reflect net revenue by business segment for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended
(dollar amounts in thousands)	March 28, 2015	March 29, 2014	$ Change	% Change
Equipment	$129,816	$97,612	$32,204	33.0%
Expendable Tools	15,411	16,594	(1,183)	(7.1)%
Total net revenue	$145,227	$114,206	$31,021	27.2%

	Six months ended
(dollar amounts in thousands)	March 28, 2015	March 29, 2014	$ Change	% Change
Equipment	$220,772	$160,757	$60,015	37.3%
Expendable Tools	31,893	32,562	(669)	(2.1)%
Total net revenue	$252,665	$193,319	$59,346	30.7%
Equipment
The following table reflects the components of Equipment net revenue change between the three and six months ended March 28, 2015 and March 29, 2014:

	March 28, 2015 vs. March 29, 2014
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$(2,847)	$35,051	$32,204	$(3,188)	$63,203	$60,015
For the three and six months ended March 28, 2015, the higher Equipment net revenue as compared to the prior year period was primarily due to the higher volume. The higher volume was primarily driven by the strong demand from our customers and the impact from the acquired business. The higher volume was partially offset by the lower price due to unfavorable customer mix.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three and six months ended March 28, 2015 and March 29, 2014:

	March 28, 2015 vs. March 29, 2014
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$(60)	$(1,123)	$(1,183)	$(699)	$30	$(669)
For the three months ended March 28, 2015, the lower Expendable Tools net revenue as compared to the prior year period was primarily due to lower volume on our wedge bonding tools business and the price reduction in our wire bonding tools business.
For the six months ended March 28, 2015, the lower Expendable Tools net revenue as compared to the prior year period was primarily due to price reduction in our wire bonding tools business.
Gross Profit
The following tables reflect gross profit by business segment for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended
(dollar amounts in thousands)	March 28, 2015	March 29, 2014	$ Change	% Change
Equipment	$59,838	$46,901	$12,937	27.6%
Expendable Tools	8,732	10,771	(2,039)	(18.9)%
Total gross profit	$68,570	$57,672	$10,898	18.9%

	Six months ended
(dollar amounts in thousands)	March 28, 2015	March 29, 2014	$ Change	% Change
Equipment	$104,695	$75,573	$29,122	38.5%
Expendable Tools	18,609	20,464	(1,855)	(9.1)%
Total gross profit	$123,304	$96,037	$27,267	28.4%
The following tables reflect gross profit as a percentage of net revenue by business segment for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended		Basis Point
	March 28, 2015	March 29, 2014	Change
Equipment	46.1%	48.0%	(190)
Expendable Tools	56.7%	64.9%	(820)
Total gross margin	47.2%	50.5%	(330)

	Six months ended		Basis Point
	March 28, 2015	March 29, 2014	Change
Equipment	47.4%	47.0%	40
Expendable Tools	58.3%	62.8%	(450)
Total gross margin	48.8%	49.7%	(90)
Equipment
The following table reflects the components of Equipment gross profit change between the three and six months ended March 28, 2015 and March 29, 2014:

	March 28, 2015 vs. March 29, 2014
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$(2,847)	$1,229	$14,555	$12,937	$(3,188)	$1,720	$30,590	$29,122
For the three and six months ended March 28, 2015, the higher Equipment gross profit as compared to the prior year period was primarily due to the higher volume. The higher volume was primarily driven by the strong demand from our customers and the impact from the acquired business. In addition, the cost was lower due to the product mix on our ball bonders and wedge bonders. The higher volume and lower cost were partially offset by the lower price due to unfavorable customer mix.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three and six months ended March 28, 2015 and March 29, 2014:

	March 28, 2015 vs. March 29, 2014
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$(60)	$(760)	$(1,219)	$(2,039)	$(699)	$(450)	$(706)	$(1,855)
For the three and six months ended March 28, 2015, the lower Expendable Tools gross profit as compared to the prior year period was primarily due to lower volume, higher cost due to lower absorption of the fixed manufacturing costs in the wedge bonding tools business and the price reduction in our wire bonding tools business.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended		Basis point
	March 28, 2015	March 29, 2014	change
Selling, general & administrative	24.5%	24.7%	(20)
Research & development	16.0%	16.9%	(90)
Total	40.5%	41.6%	(110)

	Six months ended		Basis point
	March 28, 2015	March 29, 2014	change
Selling, general & administrative	24.2%	26.6%	(240)
Research & development	16.9%	19.0%	(210)
Total	41.1%	45.6%	(450)
Selling, General and Administrative (“SG&A”)
For the three months ended March 28, 2015, higher SG&A as compared to the prior year period was primarily due to $8.3 million in additional SG&A expenses from the acquired business. This was partially offset by $0.9 million higher resizing expense in prior year period.
For the six months ended March 28, 2015, higher SG&A as compared to the prior year period was primarily due to $8.3 million from the acquired business in the current quarter and increase in incentive compensation of $2.5 million as a result of higher current fiscal period profit. This was partially offset by the net impact of the adjustment relating to the pricing discounts given to certain distributors of $1.1 million in the prior year period.
Research and Development (“R&D”)
For the three and six months ended March 28, 2015, higher R&D as compared to the prior year period was primarily due to the acquired business and additional investment in the development of new products.
Income from Operations
For the three months ended March 28, 2015, total income from operations was lower by $0.3 million as compared to the three months ended March 29, 2014. This was primarily due to higher operating expenses partially offset by higher gross margin as explained above.
For the six months ended March 28, 2015, total income from operations was higher by $11.6 million as compared to the six months ended March 29, 2014. This was primarily due to higher revenue and margin for equipment sales as explained above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended March 28, 2015 and March 29, 2014:

	Three months ended
(dollar amounts in thousands)	March 28, 2015	March 29, 2014	$ Change	% Change
Interest income	$453	$343	$110	32.1%
Interest expense	$(316)	$(297)	$(19)	6.4%

	Six months ended
(dollar amounts in thousands)	March 28, 2015	March 29, 2014	$ Change	% Change
Interest income	$715	$622	$93	15.0%
Interest expense	$(619)	$(416)	$(203)	48.8%

Interest income for the three and six months ended March 28, 2015 was derived from short term investments and cash and cash equivalents balance.

Interest expense for the three and six months ended March 28, 2015 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 8 of Item 1).

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the six months ended March 28, 2015 and March 29, 2014:

	Six months ended
(in thousands)	March 28, 2015	March 29, 2014
Income from operations before income taxes	$19,613	$8,109
Provision for income taxes	3,840	996
Net income	$15,773	$7,113
Effective tax rate	19.6%	12.3%
For the six months ended March 28, 2015, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred tax liabilities on unremitted earnings, an increase in valuation allowance against foreign deferred taxes, other U.S. deferred taxes and foreign withholding taxes.
For the six months ended March 29, 2014, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred tax liabilities on unremitted earnings, other U.S. deferred taxes and additional foreign expenses or benefits related to returns filed in the period.
The effective tax rate for the six months ended March 28, 2015 of 19.6% increased from the effective tax rate for the six months ended March 29, 2014 of 12.3% and the year ended September 27, 2014 of 18.3% primarily due to higher volume of local sales subject to a higher statutory tax rate and an increase in valuation allowance against foreign deferred taxes.
The Company's future effective tax rate would be affected if earnings were lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where the Company has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, anticipated tax benefits from research expenditures and changes in assertions for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate.  The Company regularly assesses the effects of these factors to determine the adequacy of its provision for income taxes.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will decrease during the next 12 months due to the expected lapse of statutes of limitation. The Company does not expect the change to have a material effect on its statement of operations.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of March 28, 2015 and September 27, 2014:

	As of
(dollar amounts in thousands)	March 28, 2015	September 27, 2014	Change
Cash and cash equivalents	$527,146	$587,981	$(60,835)
Percentage of total assets	53.9%	62.3%

The following table reflects summary Consolidated Statement of Cash Flow information for the six months ended March 28, 2015 and March 29, 2014:

	Six months ended
(in thousands)	March 28, 2015	March 29, 2014
Net cash provided by operating activities	$48,560	$78,270
Net cash used in investing activities	(90,557)	(13,329)
Net cash (used in) / provided by financing activities	(18,592)	479
Effect of exchange rate changes on cash and cash equivalents	(246)	(98)
Changes in cash and cash equivalents	$(60,835)	$65,322
Cash and cash equivalents, beginning of period	587,981	521,788
Cash and cash equivalents, end of period	$527,146	$587,110
Six months ended March 28, 2015
Net cash provided by operating activities was primarily the result of net income of $15.8 million, non-cash adjustments of $15.2 million and working capital changes of $17.5 million. The change in working capital was primarily driven by a decrease in accounts receivable of $31.5 million and decrease in prepaid expenses and other current assets of $2.4 million. This was partially offset by a decrease in accounts payable and accrued expenses of $7.8 million and increase in inventories of $8.2 million.
The decrease in accounts receivables is in line with lower sales in the second quarter of fiscal 2015 as compared to the fourth quarter of fiscal 2014 due to variations in the timing of our customer orders within the seasonal cycle, as customers tend to add or replace equipment capacity by the end of the September quarter. The lower activity in the second quarter of 2015 as compared to fourth quarter of fiscal 2014 resulted in a reduction in the goods and services tax receivables of $2.6 million and a decrease in accounts payable and accrued expenses. The increase in inventories is due to the anticipation of an increase in production in the third quarter of fiscal 2015.
Net cash used in investing activities was primarily due to net cash outflow for the Assembléon acquisition of $93.2 million, capital expenditures of $4.9 million and purchase of short-term investments of $1.6 million. This was partially offset by maturity of short-term investments of $9.1 million.
Net cash used in financing activities relates to the net repayment of loans of $8.9 million related to the acquired business and repurchase of common stock of $10.2 million.
Six months ended March 29, 2014
Net cash provided by operating activities was primarily the result of working capital changes, which provided $78.3 million driven by decreases in accounts receivables of $65.5 million due to cash collections and a lower level of sales and decreases in prepaid expenses and other current assets of $5.6 million. This was partially offset by an increase in inventories of $7.4 million and an increase in accounts payable of $7.5 million. In addition, net income of $7.1 million plus non-cash adjustments of $14.5 million contributed to net cash provided by operating activities.
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
Net cash used by investing activities was primarily due to capital expenditures of $7.4 million and the purchase of short-term investments of $9.2 million offset by the maturity of short-term investments of $3.3 million.
Net cash provided by financing activities relates to proceeds from the exercise of stock options of $0.6 million offset by repayment of financing obligation of $0.1 million.
Fiscal 2015 Liquidity and Capital Resource Outlook
We expect our fiscal 2015 capital expenditures to be between $15.0 and $17.0 million. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.

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
We may seek, as we believe appropriate, additional debt or equity financing that would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.
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
During the three and six months ended March 28, 2015, the Company repurchased a total of 0.2 million and 0.8 million shares of common stock at a cost of $2.6 million and $10.2 million respectively under the repurchase program. As of March 28, 2015, our remaining stock repurchase authorization under the repurchase program was approximately $89.2 million.
In January 2015, KSH, the Company's wholly owned subsidiary, acquired Assembléon, a subsidiary of Assembléon Holding B.V., in an all cash transaction for approximately $97.4 million (EUR 80 million).
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of March 28, 2015 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The following table reflects obligations and contingent payments under various arrangements as of March 28, 2015:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$2,220	$—	$—	$—	$2,220
Severance (1)	2,458	—	740	—	1,718
Operating lease retirement obligations	1,524	117	309	—	1,098
Long-term income taxes payable	4,896	—	—	—	4,896
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$11,098	$117	$1,049	$—	$9,932
Contractual Obligations:
Inventory purchase obligations (2)	$110,509	$110,509	$—	$—	$—
Operating lease obligations (3)	29,479	4,680	6,939	4,878	12,982
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$139,988	$115,189	$6,939	$4,878	$12,982

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
Off-Balance Sheet Arrangements
Credit facility
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars to the Landlord in connection with the corporate headquarter lease. The bank guarantee was effective from December 1, 2013 to November 30, 2014. On November 19, 2014, the Company extended the expiry date of the bank guarantee to November 30, 2015 and increased the amount to $3.5 million Singapore dollars. As of March 28, 2015, we did not have any other off-balance sheet arrangements, such as derivatives, contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects on us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of March 28, 2015, we had deposits maturing within one year of $1.6 million.
Foreign Currency Risk
Our international operations are exposed to changes in foreign currency exchange rates due to transactions denominated in currencies other than the location's functional currency. Our international operations are also exposed to foreign currency fluctuations that impact the remeasurement of net monetary assets of those operations whose functional currency, the U.S. dollar, differs from their respective local currencies, most notably in Israel, Malaysia, Singapore and Switzerland. In addition to net monetary remeasurement, we have exposures related to the translation of subsidiary financial statements from their functional currency, the local currency, into its reporting currency, the U.S. dollar, most notably in Netherlands, China, Taiwan, Japan and Germany. Our U.S. operations also have foreign currency exposure due to net monetary assets denominated in currencies other than the U.S. dollar.
Based on our foreign currency exposure as of March 28, 2015, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of March 28, 2015.
On April 20, 2015, the Company entered into foreign exchange forward contracts with notional amount of $22.3 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2015 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

We completed the acquisition of all the outstanding equity interests of Assembléon B.V. ("Assembléon") in an all cash transaction for approximately $97.4 million (EUR 80 million) on January 9, 2015, and it represented approximately 10.4% of our consolidated assets at March 28, 2015. The revenue from Assembléon represents 11.7% and 6.7% of our consolidated revenues for the three and six months ended March 28, 2015. We are in the process of integrating Assembléon's operations, processes and internal controls. (See Note 3 of our Notes to Consolidated Financial Statements for more information regarding our acquisition of Assembléon).

In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended March 28, 2015 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
Risks related to our business are detailed in our Annual Report on Form 10-K for the year ended September 27, 2014 filed with the Securities and Exchange Commission.

Certain Risks Related to the Assembléon Acquisition
We face risks associated with integrating Assembléon into the Company.
The successful expansion of our business and operations resulting from the Assembléon acquisition will require significant time, effort, attention and dedication of management and may strain our operational and financial resources. It is possible that integrating Assembléon and its businesses into the Company could result in changes to, or pressure on compliance with standards, controls, procedures and policies. This process could expose us to risks and challenges, including:

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
The Assembléon acquisition is intended to expand our presence in the automotive, industrial and advanced packaging markets. The success of the Assembléon acquisition will depend on, among other things, our ability to integrate Assembléon and its businesses into the Company in a manner that permits growth opportunities and does not disrupt existing client relationships or result in decreased revenues due to customer attrition or other factors. Assembléon’s businesses are also subject to certain risks that may negatively affect the financial results for our Equipment and Expendable Tools business segments, including, among others, the following:

•
Assembléon’s businesses are largely dependent on the health of the industries in which it participates. These industries may be impacted by market and regulatory factors, and there can be no assurance that we will realize the potential growth opportunities from these industries.

•
The goodwill, established in connection with our acquisition of Assembléon, represents the estimated future economic benefits arising from the assets we have acquired that did not qualify to be identified and recognized individually, and includes the value of expected future cash flows of Assembléon, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. The value of goodwill is supported by revenue, which is driven primarily by transaction volume. Intangible assets other than goodwill primarily consist of developed technology, customer relationships and trade and brand name.

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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended March 28, 2015 (in millions, except number of shares, which are reflected in thousands, and per amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs (1)
September 28, 2014 to October 25, 2014	403	13.05	403	$94.1
October 26, 2014 to November 29, 2014	171	13.88	171	$91.8
November 30, 2014 to December 27, 2014	—	—	—	$91.8
Total for three months ended December 27, 2014	574		574

December 28, 2014 to January 24, 2015	158	14.30	158	$89.5
January 25, 2015 to February 28, 2015	23	14.96	23	$89.2
March 1, 2015 to March 28, 2015	—	—	—	$89.2
Total for three months ended March 28, 2015	181		181

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 6, 2015	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.