Form 10-Q
period 2015-06-27
KULICKE & SOFFA INDUSTRIES INC
filed 2015-08-05
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

As of July 31, 2015, there were 73,045,961 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

June 27, 2015

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	June 27, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$475,925	$587,981
Short-term investments	—	9,105
Accounts and notes receivable, net of allowance for doubtful accounts of $0 and $143 respectively	172,411	171,530
Inventories, net	78,312	49,694
Prepaid expenses and other current assets	16,354	15,090
Deferred income taxes	5,601	4,291
Total current assets	748,603	837,691

Property, plant and equipment, net	51,923	52,755
Goodwill	81,272	41,546
Intangible assets	60,322	5,891
Other assets	5,354	6,565
TOTAL ASSETS	$947,474	$944,448

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,907	$35,132
Accrued expenses and other current liabilities	47,431	43,731
Income taxes payable	636	2,488
Total current liabilities	95,974	81,351

Financing obligation	17,634	19,102
Deferred income taxes	44,567	44,963
Other liabilities	11,729	9,790
TOTAL LIABILITIES	$169,904	$155,206

Commitments and contingent liabilities (Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 82,602 and 81,624, respectively; outstanding 73,028 and 76,626 shares, respectively	488,495	479,116
Treasury stock, at cost, 9,574 and 4,998 shares, respectively	(107,659)	(46,984)
Retained earnings	395,678	354,866
Accumulated other comprehensive income	1,056	2,244
TOTAL SHAREHOLDERS' EQUITY	$777,570	$789,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$947,474	$944,448
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Nine months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net revenue	$164,634	$180,517	$417,299	$373,836
Cost of sales	87,063	95,360	216,424	192,642
Gross profit	77,571	85,157	200,875	181,194
Selling, general and administrative	36,105	30,093	97,139	81,430
Research and development	25,380	23,480	68,133	60,277
Operating expenses	61,485	53,573	165,272	141,707
Income from operations	16,086	31,584	35,603	39,487
Interest income	469	256	1,184	878
Interest expense	(291)	(316)	(910)	(732)
Income from operations before income taxes	16,264	31,524	35,877	39,633
Income tax (benefit)/expense	(8,775)	4,908	(4,935)	5,904
Net income	$25,039	$26,616	$40,812	$33,729

Net income per share:
Basic	$0.33	$0.35	$0.53	$0.44
Diluted	$0.33	$0.34	$0.53	$0.44

Weighted average shares outstanding:
Basic	75,420	76,596	76,376	76,308
Diluted	75,891	77,605	76,778	77,086

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Nine months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$25,039	$26,616	$40,812	$33,729
Other comprehensive income:
Foreign currency translation adjustment	46	304	(1,200)	(10)
Unrecognized actuarial gain, Switzerland pension plan, net of tax	—	3	—	(9)
	46	307	(1,200)	(19)

Derivatives designated as hedging instruments:
Unrealized (loss)/gain on derivative instruments, net of tax	(5)	95	(778)	95
Reclassification adjustment for (loss)/gain on derivative instruments recognized, net of tax	17	(23)	790	(23)
Net decrease from derivatives designated as hedging instruments, net of tax	12	72	12	72

Total other comprehensive income	58	379	(1,188)	53

Comprehensive income	$25,097	$26,995	$39,624	$33,782
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended
	June 27, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,812	$33,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,978	9,995
Equity-based compensation and employee benefits	8,536	8,817
Reversal of excess tax benefits from stock-based compensation arrangements	—	825
Adjustment for doubtful accounts	(143)	(265)
Adjustment for inventory valuation	1,648	2,109
Deferred taxes	(5,907)	(552)
Loss on disposal of property, plant and equipment	—	46
Unrealized foreign currency transactions	(2,170)	52
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts and notes receivable	8,747	8,599
Inventory	(11,061)	(17,893)
Prepaid expenses and other current assets	1,066	4,115
Accounts payable, accrued expenses and other current liabilities	(6,741)	30,293
Income taxes payable	(3,761)	2,566
Other, net	3,342	1,753
Net cash provided by operating activities	48,346	84,189

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(93,153)	—
Purchases of property, plant and equipment	(6,899)	(9,294)
Purchase of short-term investments	(1,630)	(9,173)
Maturity of short-term investments	10,763	9,795
Net cash used in investing activities	(90,919)	(8,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(10,693)	—
Proceeds from short term loans	837	—
Proceeds from exercise of common stock options	694	1,030
Repurchase of common stock	(60,675)	—
Reversal of excess tax benefits from stock-based compensation arrangements	—	(825)
Net cash (used in)/provided by financing activities	(69,837)	205
Effect of exchange rate changes on cash and cash equivalents	354	(53)
Changes in cash and cash equivalents	(112,056)	75,669
Cash and cash equivalents at beginning of period	587,981	521,788
Cash and cash equivalents at end of period	$475,925	$597,457

CASH PAID FOR:
Interest	$910	$580
Income taxes	$4,006	$4,270
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of June 27, 2015 and September 27, 2014 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of June 27, 2015 and September 27, 2014, fair value approximated the cost basis for cash equivalents.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; and significant changes in market capitalization. During the three and nine months ended June 27, 2015, no triggering events occurred.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three and nine months ended June 27, 2015, no triggering events occurred.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Under the proposal, the new guidance will be effective as of the beginning of our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of June 27, 2015 and September 27, 2014:

	As of
(in thousands)	June 27, 2015	September 27, 2014
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$—	$9,105

Inventories, net:
Raw materials and supplies	$28,197	$22,184
Work in process	24,481	18,783
Finished goods	45,939	22,590
	98,617	63,557
Inventory reserves	(20,305)	(13,863)
	$78,312	$49,694
Property, plant and equipment, net:
Buildings and building improvements	$33,576	$31,159
Leasehold improvements	19,629	13,962
Data processing equipment and software	28,311	27,538
Machinery, equipment, furniture and fixtures	51,537	45,442
	133,053	118,101
Accumulated depreciation	(81,130)	(65,346)
	$51,923	$52,755
Accrued expenses and other current liabilities:
Wages and benefits	$22,671	$21,498
Accrued customer obligations (2)	8,920	8,999
Commissions and professional fees	3,384	1,961
Deferred rent	2,444	2,161
Severance	228	1,067
Other	9,784	8,045
	$47,431	$43,731

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of June 27, 2015 and September 27, 2014, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended June 27, 2015 and June 28, 2014.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

NOTE 3: BUSINESS COMBINATIONS
On January 9, 2015, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, acquired all of the outstanding equity interests of Assembléon.
The cash purchase price of approximately $97.4 million (EUR 80 million) consisted of $72.5 million for 100% of the equity of Assembléon and $24.9 million which was used by Assembléon to settle intercompany loans with its parent company.
The acquisition of Assembléon was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method. The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

period of January 9, 2016. Any changes in these estimates may have a material impact on our Unaudited Consolidated Results of Operations or Unaudited Consolidated Balance Sheets. At June 27, 2015 the Company held $13.4 million (EUR 12 million) in escrow for a period of eighteen months from the acquisition date as security pending the completion of Assembleon Holding B.V.'s obligations as seller under the Agreement.
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
For the three months ended June 27, 2015, the acquired business contributed revenue of $21.1 million and net loss of $0.6 million. For the nine months ended June 27, 2015, the acquired business contributed revenue of $38.0 million and net loss of $4.5 million
During the three and nine months ended June 27, 2015, the Company incurred $0.1 million and $0.9 million of expenses related to the acquisition, respectively, included within selling, general and administrative expense in the consolidated statements of income.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations:

	Three months ended		Nine months ended
(in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue	$164,634	$210,215	$443,582	$411,529
Net income	25,039	28,771	35,476	30,050
Basic income per common share	0.33	0.38	0.46	0.39
Diluted income per common share	0.33	0.37	0.46	0.39

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2014 and concluded that no impairment charge was required. During the nine months ended June 27, 2015, the Company reviewed the qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
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
The acquisition was completed on January 9, 2015. Upon acquisition, Assembléon became a wholly owned subsidiary of the Company. The following table summarizes the Company's recorded goodwill as of June 27, 2015:

As of
(in thousands)	June 27, 2015
Balance at September 27, 2014	$41,546
Acquired in business combination	39,726
Balance at June 27, 2015	$81,272
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net intangible assets as of June 27, 2015 and September 27, 2014:

	As of		Average estimated
(dollar amounts in thousands)	June 27, 2015	September 27, 2014	useful lives (in years)
Developed technology	$33,200	$33,200	7.0 to 15.0
Acquired in business combination	40,880	—
Accumulated amortization	(33,379)	(28,458)
Net developed technology	$40,701	$4,742

Customer relationships	$19,300	$19,300	5.0 to 6.0
Acquired in business combination	17,668	—
Accumulated amortization	(20,772)	(19,300)
Net customer relationships	$16,196	$—

Trade and brand names	$4,600	$4,600	7.0 to 8.0
Acquired in business combination	2,915	—
Accumulated amortization	(4,090)	(3,451)
Net trade and brand name	$3,425	$1,149

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$60,322	$5,891

The following table reflects estimated annual amortization expense related to intangible assets as of June 27, 2015:

As of
(in thousands)	June 27, 2015
Remaining fiscal 2015	$2,847
Fiscal 2016	6,662
Fiscal 2017	6,087
Fiscal 2018 and onwards	44,726
Total amortization expense	$60,322

NOTE 5: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents and short-term investments consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Cash and cash equivalents consisted of the following as of June 27, 2015:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$131,589	$—	$—	$131,589
Cash equivalents:
Money market funds	185,958	—	—	185,958
Time deposits	158,378	—	—	158,378
Commercial paper	—	—	—	—
Total cash and cash equivalents	$475,925	$—	$—	$475,925
The Company did not hold any short-term investments as of June 27, 2015.
Cash, cash equivalents and short-term investments consisted of the following as of September 27, 2014:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$130,668	$—	$—	$130,668
Cash equivalents:
Money market funds	295,529	—	—	295,529
Time deposits	132,284	—	—	132,284
Commercial paper	29,500	—	—	29,500
Total cash and cash equivalents	$587,981	$—	$—	$587,981
Short-term investments
Time deposits	9,105	—	—	9,105
Total short-term investments	9,105	—	—	9,105
Total cash, cash equivalents and short-term investments	$597,086	$—	$—	$597,086

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended June 27, 2015.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The fair values of our financial assets and liabilities at June 27, 2015 were determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$131,589	$131,589	$—	$—
Cash equivalents:
Money market funds	185,958	185,958	—	—
Time deposits	158,378	158,378	—	—
Commercial paper	—	—	—	—
Total assets	$475,925	$475,925	$—	$—
The fair values of our financial assets and liabilities at September 27, 2014 were determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$130,668	$130,668	$—	$—
Cash equivalents
Money market funds	295,529	295,529	—	—
Time deposits	132,284	132,284	—	—
Commercial paper	29,500	29,500	—	—
Short-term investments
Time deposits	9,105	9,105	—	—
Total assets	$597,086	$597,086	$—	$—

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

There were no outstanding derivative instruments as of September 27, 2014. The fair value of derivative instruments on our Consolidated Balance Sheet as of June 27, 2015 was as follows:

	As of
(in thousands)	June 27, 2015
	Notional Amount	Fair Value Asset Derivatives(1)	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$11,097	$12	$—
Total derivatives	$11,097	$12	$—

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Balance Sheet.

(2)	Included in accrued expenses and other current liabilities on our Consolidated Balance Sheet.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Statements of Income for the three and nine months ended June 27, 2015 and June 28, 2014 are as follows:

(in thousands)	Three months ended		Nine months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/gain recognized in OCI, net of tax(1)	$(5)	$95	$(778)	$95
Net (loss)/gain reclassified from accumulated OCI into income, net of tax(2)	$(17)	$23	$(790)	$23
Net gain recognized in income(3)	$—	$—	$—	$—
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
The following table reflects the Company’s matching contributions to the Plan during the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended		Nine months ended
(in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cash	$460	$304	$1,119	$913
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program will depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended June 27, 2015, the Company repurchased a total of 3.8 million and 4.6 million shares of common stock at a cost of $50.5 million and $60.7 million, respectively. The stock repurchases were recorded in the periods they were delivered, and the payment of $60.7 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.

Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of June 27, 2015 and September 27, 2014:

	As of
(in thousands)	June 27, 2015	September 27, 2014
Gain from foreign currency translation adjustments	$1,999	$3,199
Unrecognized actuarial loss Switzerland pension plan, net of tax	(609)	(609)
Switzerland pension plan curtailment	(346)	(346)
Unrealized gain on hedging	12	—
Accumulated other comprehensive income	$1,056	$2,244

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Equity-Based Compensation
As of June 27, 2015, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of June 27, 2015, the Company’s one active plan, the 2009 Equity Plan, had 3.1 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended June 27, 2015 and June 28, 2014 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended		Nine months ended
(shares in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Market-based restricted stock	—	11	232	335
Time-based restricted stock	—	27	484	634
Common stock	11	16	35	48
Equity-based compensation in shares	11	54	751	1,017
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended		Nine months ended
(in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of sales	$88	$82	$304	$269
Selling, general and administrative	1,914	2,182	6,389	6,924
Research and development	518	471	1,843	1,624
Total equity-based compensation expense	$2,520	$2,735	$8,536	$8,817

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended		Nine months ended
(in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Market-based restricted stock	$986	$1,237	$3,330	$3,879
Time-based restricted stock	1,321	1,250	4,565	4,225
Performance-based restricted stock	33	32	98	98
Stock options	—	6	3	15
Common stock	180	210	540	600
Total equity-based compensation expense	$2,520	$2,735	$8,536	$8,817

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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended
(in thousands, except per share)	June 27, 2015		June 28, 2014
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$25,039	$25,039	$26,616	$26,616
Less: income applicable to participating securities	—	—	—	—
Net income applicable to common shareholders	$25,039	$25,039	$26,616	$26,616
DENOMINATOR:
Weighted average shares outstanding - Basic	75,420	75,420	76,596	76,596
Stock options		67		117
Time-based restricted stock		336		442
Market-based restricted stock		68		450
Weighted average shares outstanding - Diluted		75,891		77,605
EPS:
Net income per share - Basic	$0.33	$0.33	$0.35	$0.35
Effect of dilutive shares		—		(0.01)
Net income per share - Diluted		$0.33		$0.34

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Nine months ended
(in thousands, except per share data)	June 27, 2015		June 28, 2014
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$40,812	$40,812	$33,729	$33,729
Less: income applicable to participating securities	—	—	—	—
Net income applicable to common shareholders	$40,812	$40,812	$33,729	$33,729
DENOMINATOR:
Weighted average shares outstanding - Basic	76,376	76,376	76,308	76,308
Stock options		84		114
Time-based restricted stock		269		345
Market-based restricted stock		49		319
Weighted average shares outstanding - Diluted		76,778		77,086
EPS:
Net income per share - Basic	$0.53	$0.53	$0.44	$0.44
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.53		$0.44

NOTE 11: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the nine months ended June 27, 2015 and June 28, 2014:

	Nine months ended
(dollar amounts in thousands)	June 27, 2015	June 28, 2014
Income from operations before income taxes	$35,877	$39,633
Income tax (benefit)/expense	(4,935)	5,904
Net income	$40,812	$33,729

Effective tax rate	(13.8)%	14.9%
For the nine months ended June 27, 2015, the effective income tax rate differed from the federal statutory tax rate primarily due to tax benefits from research and development expenditures, profits from foreign operations subject to a lower statutory tax rate than the federal rate, and the impact of tax holidays, offset by an increase in valuation allowance against certain foreign deferred tax assets, foreign earnings not permanently reinvested, and foreign withholding taxes. In addition, total discrete tax benefit of $13.7 million was recorded primarily related to the reduction in the deferred tax liabilities as a result of the change in permanent reinvestment assertion for the nine months ended June 27, 2015 due to a business structure reorganization.
For the nine months ended June 28, 2014, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the federal rate and the impact of tax holidays, offset by an increase for deferred tax liabilities on unremitted earnings and additional domestic and foreign expenses or benefits related to returns filed in the period.
The effective tax rate for the period ended June 27, 2015 of (13.8)% decreased from the effective tax rate for the period ended June 28, 2014 of 14.9% and the year ended September 27, 2014 of 18.3% primarily due to a net decrease of deferred tax liabilities on certain unremitted foreign earnings as a result of the change in permanent reinvestment assertion, and tax benefits from research and development expenditures, offset by lower profits in foreign jurisdiction and an increase in valuation allowance against certain foreign deferred tax assets.
The Company's future effective tax rate would be affected if earnings were lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition,

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

changes in assertion for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate.  The Company regularly assesses the effects resulting from these factors to determine the adequacy of its provision for income taxes.

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
The following table reflects operating information by segment for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended		Nine months ended
(in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net revenue:
Equipment	$148,987	$165,013	$369,759	$325,770
Expendable Tools	15,647	15,504	47,540	48,066
Net revenue	164,634	180,517	417,299	373,836
Income from operations:
Equipment	12,849	27,804	24,602	26,217
Expendable Tools	3,237	3,780	11,001	13,270
Income from operations	$16,086	$31,584	$35,603	$39,487

The following table reflects assets by segment as of June 27, 2015 and September 27, 2014:

	As of
(in thousands)	June 27, 2015	September 27, 2014
Segment assets:
Equipment	$866,931	$839,847
Expendable Tools	80,543	104,601
Total assets	$947,474	$944,448

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following tables reflect capital expenditures for the nine months ended June 27, 2015 and June 28, 2014, and depreciation expense for the three and nine months ended June 27, 2015 and June 28, 2014:

	Nine months ended
(in thousands)	June 27, 2015	June 28, 2014
Capital expenditures:
Equipment	$4,274	$7,231
Expendable Tools	1,435	2,365
Capital expenditures	$5,709	$9,596

	Three months ended		Nine months ended
(in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Depreciation expense:
Equipment	$1,859	$1,518	$5,106	$4,130
Expendable Tools	599	662	1,840	1,877
Depreciation expense	$2,458	$2,180	$6,946	$6,007

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
The following table reflects the reserve for product warranty activity for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended		Nine months ended
(in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Reserve for product warranty, beginning of period	$1,849	$885	$1,542	$1,194
Addition from business combination	—	—	547	—
Provision for product warranty	828	784	2,065	1,284
Product warranty costs paid	(705)	(375)	(2,182)	(1,184)
Reserve for product warranty, end of period	$1,972	$1,294	$1,972	$1,294
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of June 27, 2015:

		Payments due by fiscal year
(in thousands)	Total	2015	2016	2017	2018	thereafter
Inventory purchase obligation (1)	$86,651	$86,651	$—	$—	$—	$—
Operating lease obligations (2)	31,155	1,484	4,752	3,987	3,323	17,609
Total	$117,806	$88,135	$4,752	$3,987	$3,323	$17,609

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase of the ADL. The building was completed on December 1, 2013 and Pte

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of twenty-five years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of June 27, 2015, we recorded a financing obligation related to the Building of $17.6 million (see Note 8 above). The financing obligation is not reflected in the table above.
Concentrations
No customer represents 10% or more of our net revenue for the nine months ended June 27, 2015 and June 28, 2014.
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of June 27, 2015 and June 28, 2014:

	As of
	June 27, 2015	June 28, 2014
Haoseng Industrial Co., Ltd	14.8%	15.3%
Amkor Technology Inc.	12.7%	*
* Represented less than 10% of total accounts receivable

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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have strengthened our balance sheet. As of June 27, 2015, our total cash, cash equivalents and short-term investments were $475.9 million, a $121.2 million decrease from the prior fiscal year end (related primarily to our share repurchase program and our Assembléon acquisition, offset in part by earnings this fiscal period). We believe this strong cash position will allow us to continue to invest in product development and pursue organic and non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program will depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended June 27, 2015, the Company repurchased a total of 3.8 million and 4.6 million shares of common stock at a cost of $50.5 million and $60.7 million, respectively, under the Program. As of June 27, 2015, our remaining stock repurchase authorization under the Program was approximately $38.7 million.
On January 9, 2015, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, acquired all of the outstanding equity interests of Assembléon B.V. (“Assembléon”), a subsidiary of Assembléon Holding B.V.. The cash purchase price of approximately $97.4 million (EUR 80 million) consisted of $72.5 million for 100% of the equity of Assembléon and $24.9 million which was used by Assembléon to settle intercompany loans with its parent company.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enables our customers to handle the leading technologies in terms of bond pad pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our large bondable area (“LA”) configured machines. This LA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.
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
With the acquisition of Assembléon, we have broadened our advanced packaging solutions for mass reflow ("APMR") to include flip chip, wafer level packaging ("WLP"), fan-out wafer level packaging ("FOWLP"), advanced package-on-package, embedded die, and System-in-Package ("SiP"). The acquisition also enables us to diversify our business into the automotive, medical and industrial markets with advanced surface-mount technology ("SMT") pick and place solutions.
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

Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and nine months ended June 27, 2015 and June 28, 2014, respectively:

	Three months ended
	June 27, 2015		June 28, 2014
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$148,987	90.5%	$165,013	91.4%
Expendable Tools	15,647	9.5%	15,504	8.6%
	$164,634	100.0%	$180,517	100.0%

	Nine months ended
	June 27, 2015		June 28, 2014
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$369,759	88.6%	$325,770	87.1%
Expendable Tools	47,540	11.4%	48,066	12.9%
	$417,299	100.0%	$373,836	100.0%

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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS Plus	Advanced and ultra fine pitch applications

	IConnPS Plus LA	Large area substrate and matrix applications

	IConnPS Plus ELA	Extended large area substrate and matrix applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu Plus	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu Plus LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu Plus ELA	Extended large area substrate and matrix applications for copper wire

	ConnXPS Plus	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS LED Plus	LED applications

	ConnXPS Plus LA	Cost performance large area substrate and matrix applications

	ConnXPS Plus ELA	Cost performance extended large area substrate and matrix applications

	AT Premier Plus	Advanced wafer level bonding application

Wedge bonders	3600Plus	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700Plus	Hybrid and automotive modules using thin aluminum wire

	7200Plus	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	AsterionTM	Power hybrid and automotive modules with extended area using heavy and thin aluminum
 (1) Power Series (“PS”)

Business Unit	Product Name (1)	Typical Served Market

Advanced Packaging and Surface Mount Technology (SMT)	APAMA C2S	Thermo-compression for chip-to-substrate and chip-to-chip bonding applications.

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
Our portfolio of ball bonding products includes:

•	The IConnPS Plus: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS Plus LA: high-performance large area ball bonders which can be configured for either gold or copper wire.

•	The IConnPS Plus ELA: high-performance extended large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS Plus: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS Plus LA: cost-performance large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS Plus ELA: cost-performance extended large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED and ConnXPS LED Plus: ball bonders targeted specifically at the fast growing LED market.

•	The IConnPS ProCu Plus: high-performance copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS ProCu Plus LA: high-performance large area copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS ProCu Plus ELA: high-performance extended large area copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

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

•
The AsterionTM:  latest generation hybrid wedge bonder. Larger area, higher speed and accuracy wedge bonders for power modules, automotive packages, battery applications and other aluminium wedge interconnect applications.

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
With the acquisition of Assembléon, we have broadened our product offering with APMR solutions to address flip chip, WLP, FOWLP, POP, embedded die, SiP and modules markets. The acquisition also enables us to diversify our business into the automotive, medical and industrial markets with SMT pick and place solutions.
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

•	Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die or to cut packaged semiconductor units into individual units.

•	Bonding wedges: expendable tools used in heavy wire wedge bonders. Heavy wire wedge tools are used for both wire and ribbon applications.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended
(dollar amounts in thousands)	June 27, 2015	June 28, 2014	$ Change	% Change
Net revenue	$164,634	$180,517	$(15,883)	(8.8)%
Cost of sales	87,063	95,360	(8,297)	(8.7)%
Gross profit	77,571	85,157	(7,586)	(8.9)%
Selling, general and administrative	36,105	30,093	6,012	20.0%
Research and development	25,380	23,480	1,900	8.1%
Operating expenses	61,485	53,573	7,912	14.8%
Income from operations	$16,086	$31,584	$(15,498)	(49.1)%

	Nine months ended
(dollar amounts in thousands)	June 27, 2015	June 28, 2014	$ Change	% Change
Net revenue	$417,299	$373,836	$43,463	11.6%
Cost of sales	216,424	192,642	23,782	12.3%
Gross profit	200,875	181,194	19,681	10.9%
Selling, general and administrative	97,139	81,430	15,709	19.3%
Research and development	68,133	60,277	7,856	13.0%
Operating expenses	165,272	141,707	23,565	16.6%
Income from operations	$35,603	$39,487	$(3,884)	(9.8)%
Our net revenues for the three months ended June 27, 2015 decreased as compared to our net revenues for the three months ended June 28, 2014. Our net revenues for the nine months ended June 27, 2015 increased as compared to our net revenues for the nine months ended June 28, 2014. The movement in net revenue is largely driven by customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 94.2% and 96.2% of our net revenue for the three months ended June 27, 2015 and June 28, 2014, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 92.5% and 94.1% of our net revenue for the nine months ended June 27, 2015 and June 28, 2014, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent a substantial majority of our future revenue.
The following tables reflect net revenue by business segment for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended
(dollar amounts in thousands)	June 27, 2015	June 28, 2014	$ Change	% Change
Equipment	$148,987	$165,013	$(16,026)	(9.7)%
Expendable Tools	15,647	15,504	143	0.9%
Total net revenue	$164,634	$180,517	$(15,883)	(8.8)%

	Nine months ended
(dollar amounts in thousands)	June 27, 2015	June 28, 2014	$ Change	% Change
Equipment	$369,759	$325,770	$43,989	13.5%
Expendable Tools	47,540	48,066	(526)	(1.1)%
Total net revenue	$417,299	$373,836	$43,463	11.6%

Equipment
The following table reflects the components of Equipment net revenue change between the three and nine months ended June 27, 2015 and June 28, 2014:

	June 27, 2015 vs. June 28, 2014
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$1,955	$(17,981)	$(16,026)	$5,543	$38,446	$43,989
For the three months ended June 27, 2015, the lower Equipment net revenue as compared to prior year period was primarily due to lower volume on our ball bonders and partially offset by higher volume in our new APMR and SMT products. The lower volume for ball bonders sales was mainly attributable to the lower equipment utilization rate, therefore lower demand from our customers.
For the nine months ended June 27, 2015, the higher Equipment net revenue as compared to the prior year period was primarily due to the higher volume. The higher volume was primarily driven by the strong demand for our wedge bonders due to new products and our new APMR and SMT products.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three and nine months ended June 27, 2015 and June 28, 2014:

	June 27, 2015 vs. June 28, 2014
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$780	$(637)	$143	$81	$(607)	$(526)
For the three months and nine months ended June 27, 2015, the Expendable Tools net revenue has remained generally consistent as compared to prior year period.
Gross Profit
The following tables reflect gross profit by business segment for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended
(dollar amounts in thousands)	June 27, 2015	June 28, 2014	$ Change	% Change
Equipment	$68,857	$76,264	$(7,407)	(9.7)%
Expendable Tools	8,714	8,893	(179)	(2.0)%
Total gross profit	$77,571	$85,157	$(7,586)	(8.9)%

	Nine months ended
(dollar amounts in thousands)	June 27, 2015	June 28, 2014	$ Change	% Change
Equipment	$173,553	$151,837	$21,716	14.3%
Expendable Tools	27,322	29,357	(2,035)	(6.9)%
Total gross profit	$200,875	$181,194	$19,681	10.9%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended		Basis Point
	June 27, 2015	June 28, 2014	Change
Equipment	46.2%	46.2%	—
Expendable Tools	55.7%	57.4%	(170)
Total gross margin	47.1%	47.2%	(10)

	Nine months ended		Basis Point
	June 27, 2015	June 28, 2014	Change
Equipment	46.9%	46.6%	30
Expendable Tools	57.5%	61.1%	(360)
Total gross margin	48.1%	48.5%	(40)
Equipment
The following table reflects the components of Equipment gross profit change between the three and nine months ended June 27, 2015 and June 28, 2014:

	June 27, 2015 vs. June 28, 2014
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$1,955	$(2,971)	$(6,391)	$(7,407)	$5,543	$(907)	$17,080	$21,716
For the three months ended June 27, 2015, the lower Equipment gross profit as compared to the prior year period was primarily due to the lower volume and higher costs. The lower volume in ball bonders sales was mainly attributable to the lower equipment utilization rate, therefore lower demand from our customers. The lower volume was partially offset by higher volume in our new APMR and SMT products. The higher costs were due to lower absorption of fixed manufacturing costs.
For the nine months ended June 27, 2015, the higher Equipment gross profit as compared to the prior year period was primarily due to the higher volume of our wedge bonders and our new APMR and SMT products. The higher volume in wedge bonders was primarily driven by the strong demand for our wedge bonders due to new products.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three and nine months ended June 27, 2015 and June 28, 2014:

	June 27, 2015 vs. June 28, 2014
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$780	$(403)	$(556)	$(179)	$81	$(928)	$(1,188)	$(2,035)
For the three months ended June 27, 2015, the Expendable Tools gross profit has remained generally consistent as compared to the prior year period.
For the nine months ended June 27, 2015, the lower Expendable Tools gross profit as compared to the prior year period was primarily due to lower volume and higher cost as a result of lower absorption of fixed manufacturing costs.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended		Basis point
	June 27, 2015	June 28, 2014	change
Selling, general & administrative	21.9%	16.7%	520
Research & development	15.4%	13.0%	240
Total	37.3%	29.7%	760

	Nine months ended		Basis point
	June 27, 2015	June 28, 2014	change
Selling, general & administrative	23.3%	21.8%	150
Research & development	16.3%	16.1%	20
Total	39.6%	37.9%	170
Selling, General and Administrative (“SG&A”)
For the three months ended June 27, 2015, higher SG&A as compared to the prior year period was primarily due to additional SG&A expenses of $8.3 million from our new APMR and SMT business line and increase in staff costs of $0.5 million. This was partially offset by a decrease in incentive compensation of $2.8 million as a result of lower current fiscal quarter profit.
For the nine months ended June 27, 2015, higher SG&A as compared to the prior year period was primarily due to additional SG&A expenses of $16.6 million from our new APMR and SMT business line. This was partially offset by the $0.8 million provision of input tax receivables in the prior year period.
Research and Development (“R&D”)
For the three months ended June 27, 2015, higher R&D expenses as compared to prior year period was primarily due to R&D expense for APMR products.
For the nine months ended June 27, 2015, higher R&D expenses as compared to the prior year period was primarily due to additional investment in the development of advanced packaging products.
Income from Operations
For the three months ended June 27, 2015, total income from operations was lower by $15.5 million as compared to the three months ended June 28, 2014. This was primarily due to lower gross margin and higher operating expenses, as explained above.
For the nine months ended June 27, 2015, total income from operations was lower by $3.9 million as compared to the nine months ended June 28, 2014. This was primarily due to higher operating expenses partially offset by higher gross margin, as explained above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended June 27, 2015 and June 28, 2014:

	Three months ended
(dollar amounts in thousands)	June 27, 2015	June 28, 2014	$ Change	% Change
Interest income	$469	$256	$213	83.2%
Interest expense	$(291)	$(316)	$25	(7.9)%

	Nine months ended
(dollar amounts in thousands)	June 27, 2015	June 28, 2014	$ Change	% Change
Interest income	$1,184	$878	$306	34.9%
Interest expense	$(910)	$(732)	$(178)	24.3%

Interest income for the three and nine months ended June 27, 2015 was derived from short term investments and cash and cash equivalents balance.
Interest expense for the three and nine months ended June 27, 2015 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 8 of Item 1).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the nine months ended June 27, 2015 and June 28, 2014:

	Nine months ended
(in thousands)	June 27, 2015	June 28, 2014
Income from operations before income taxes	$35,877	$39,633
Income tax (benefit)/expense	(4,935)	5,904
Net income	$40,812	$33,729
Effective tax rate	(13.8)%	14.9%
For the nine months ended June 27, 2015, the effective income tax rate differed from the federal statutory tax rate primarily due to tax benefits from research and development expenditures, profits from foreign operations subject to a lower statutory tax rate than the federal rate, and the impact of tax holidays, offset by an increase in valuation allowance against certain foreign deferred tax assets, foreign earnings not permanently reinvested, and foreign withholding taxes. In addition, total discrete tax benefit of $13.7 million was recorded primarily related to the reduction in the deferred tax liabilities as a result of the change in permanent reinvestment assertion for the nine months ended June 27, 2015 due to a business structure reorganization.
For the nine months ended June 28, 2014, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the federal rate and the impact of tax holidays, offset by an increase for deferred tax liabilities on unremitted earnings and additional domestic and foreign expenses or benefits related to returns filed in the period.
The effective tax rate for the period ended June 27, 2015 of (13.8)% decreased from the effective tax rate for the period ended June 28, 2014 of 14.9% and the year ended September 27, 2014 of 18.3% primarily due to a net decrease of deferred tax liabilities on certain unremitted foreign earnings as a result of the change in permanent reinvestment assertion, and tax benefits from research and development expenditures, offset by lower profits in foreign jurisdiction and an increase in valuation allowance against certain foreign deferred tax assets.
The Company's future effective tax rate would be affected if earnings were lower than anticipated in countries where it has lower statutory rates and higher than anticipated in countries where it has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, changes in assertion for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate.  The Company regularly assesses the effects resulting from these factors to determine the adequacy of its provision for income taxes.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will decrease during the next 12 months due to the expected lapse of statutes of limitation. The Company does not expect the change to have a material effect on its statement of operations.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of June 27, 2015 and September 27, 2014:

	As of
(dollar amounts in thousands)	June 27, 2015	September 27, 2014	Change
Cash and cash equivalents	$475,925	$587,981	$(112,056)
Percentage of total assets	50.2%	62.3%
The following table reflects summary Consolidated Statement of Cash Flow information for the nine months ended June 27, 2015 and June 28, 2014:

	Nine months ended
(in thousands)	June 27, 2015	June 28, 2014
Net cash provided by operating activities	$48,346	$84,189
Net cash used in investing activities	(90,919)	(8,672)
Net cash (used in) / provided by financing activities	(69,837)	205
Effect of exchange rate changes on cash and cash equivalents	354	(53)
Changes in cash and cash equivalents	$(112,056)	$75,669
Cash and cash equivalents, beginning of period	587,981	521,788
Cash and cash equivalents, end of period	$475,925	$597,457
Nine months ended June 27, 2015
Net cash provided by operating activities was primarily the result of net income of $40.8 million, non-cash adjustments of $15.9 million and working capital changes of $(8.4) million. The change in working capital was primarily driven by a decrease in accounts payable, accrued expenses and other current liabilities of $6.7 million and increase in inventories of $11.1 million. This was partially offset by a decrease in accounts and notes receivable of $8.7 million and a net decrease in other working capital changes of $0.6 million.
The lower activity in the third quarter of fiscal 2015 as compared to the fourth quarter of fiscal 2014 resulted in a reduction of accounts payable and accrued expenses. The increase in inventories was due to the anticipation of an increase in production in the fourth quarter of fiscal 2015. The decrease in accounts receivables was consistent with lower sales in the third quarter of fiscal 2015 as compared to the fourth quarter of fiscal 2014 due to variations in the timing of our customer orders within the seasonal cycle, as customers tend to add or replace equipment capacity by the end of the September quarter.
Net cash used in investing activities was primarily due to net cash outflow for the Assembléon acquisition of $93.2 million, capital expenditures of $6.9 million and purchase of short-term investments of $1.6 million. This was partially offset by maturity of short-term investments of $10.8 million.
Net cash used in financing activities relates to the net repayment of loans of $9.9 million related to the acquired business and repurchase of common stock of $60.7 million, partially offset by proceeds from exercise of common stock options of $0.7 million.
Nine months ended June 28, 2014
Net cash provided by operating activities was primarily the result of net income of $33.7 million, non-cash adjustments of $21.0 million and working capital changes of $29.5 million. The change in working capital was primarily driven by increase in accounts payable of $30.3 million, decrease in accounts receivable of $8.6 million, decrease in the prepaid expenses and other current assets of $4.1 million, increase in income taxes payables of $2.6 million and a net increase in other working capital changes of $1.8 million. This was partially offset by a increase in inventories of $17.9 million.
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
Fiscal 2015 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2015 capital expenditures to be between $9.0 and $10.0 million. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.
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
During the three and nine months ended June 27, 2015, the Company repurchased a total of 3.8 million and 4.6 million shares of common stock at a cost of $50.5 million and $60.7 million respectively under the repurchase program. As of June 27, 2015, our remaining stock repurchase authorization under the repurchase program was approximately $38.7 million.
In January 2015, KSH, the Company's wholly owned subsidiary, acquired Assembléon, a subsidiary of Assembléon Holding B.V., in an all cash transaction for approximately $97.4 million (EUR 80 million).
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of June 27, 2015 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.

The following table reflects obligations and contingent payments under various arrangements as of June 27, 2015:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$1,998	$—	$—	$—	$1,998
Severance (1)	2,564		764		1,800
Operating lease retirement obligations	1,532	116	299		1,117
Long-term income taxes payable	4,166	—	—	—	4,166
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,260	$116	$1,063	$—	$9,081
Contractual Obligations:
Inventory purchase obligations (2)	$86,651	$86,651	$—	$—	$—
Operating lease obligations (3)	31,155	5,025	7,768	5,877	12,485
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$117,806	$91,676	$7,768	$5,877	$12,485

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
Off-Balance Sheet Arrangements
Credit facility
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars to the Landlord in connection with the corporate headquarter lease. The bank guarantee was effective from December 1, 2013 to November 30, 2014. On November 19, 2014, the Company extended the expiry date of the bank guarantee to November 30, 2015 and increased the amount to $3.5 million Singapore dollars. As of June 27, 2015, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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

Based on our foreign currency exposure as of June 27, 2015, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
On April 20, 2015, the Company entered into foreign exchange forward contracts with notional amount of $22.3 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months. We have foreign exchange forward contracts with notional amount of $11.1 million outstanding as at June 27, 2015.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2015 our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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

We completed the acquisition of all the outstanding equity interests of Assembléon B.V. ("Assembléon") in an all cash transaction for approximately $97.4 million (EUR 80 million) on January 9, 2015, and it represented approximately 10.8% of our consolidated assets at June 27, 2015. The revenue from Assembléon represents 12.8% and 9.1% of our consolidated revenues for the three and nine months ended June 27, 2015. We are in the process of integrating Assembléon's operations, processes and internal controls. (See Note 3 of our Notes to Consolidated Financial Statements for more information regarding our acquisition of Assembléon). Although existing event driven controls were followed related to the business combination accounting for the acquisition of Assembléon, due to the timing of the acquisition, the scope of our annual assessment of the effectiveness of internal control over financial reporting may not include Assembléon. This exclusion would be in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended June 27, 2015 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended June 27, 2015 (in millions, except number of shares, which are reflected in thousands, and per amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs (1)
March 29, 2015 to 25 April, 2015	7	15.32	7	$89.1
April 26, 2015 to May 30, 2015	2,521	13.20	2,521	$55.8
May 31, 2015 to June 27, 2015	1,293	13.19	1,293	$38.7
Total for three months ended June 27, 2015	3,821		3,821

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 5, 2015	By:	/s/ JONATHAN CHOU
Jonathan Chou
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Bruno Guilmart, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.