Form 10-K
period 2015-10-03
KULICKE & SOFFA INDUSTRIES INC
filed 2015-11-18
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 27, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,283.1 million based on the closing sale price as reported on The NASDAQ Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
As of November 16, 2015 there were 70,694,772 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed on or about January 4, 2016 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2015 Annual Report on Form 10-K
October 3, 2015

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended October 3, 2015 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure through continuous improvement and optimization of operations. Cost reduction efforts remain an important part of our normal ongoing operations and are intended to generate savings without compromising overall product quality and service levels.

K&S was incorporated in Pennsylvania in 1956. Our principal offices are located at 23A Serangoon North Avenue 5, #01-01, Singapore 554369 and our telephone number in the United States is (215) 784-6000. We maintain a website with the address www.kns.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge (other than an investor's own Internet access charges) on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC website at www.sec.gov and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.
Our year end for each of fiscal 2015, 2014 and 2013 was October 3, 2015, September 27, 2014, and September 28, 2013, respectively.
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
Our Equipment segment is primarily affected by the industry's internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that can positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as changes in this mix can affect our products' average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of October 3, 2015, our total cash, cash equivalents and short-term investments were $498.6 million, a $98.5 million decrease from the prior fiscal year end (related primarily to our share repurchase program and our Assembléon acquisition, offset in part by earnings). We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the year ended October 3, 2015, the Company repurchased a total of 6.4 million shares of common stock at a cost of $77.9 million under the Program. As of October 3, 2015, our remaining stock repurchase authorization under the Program was approximately $21.5 million.
On January 9, 2015, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, acquired Assembléon B.V. (“Assembléon”), a subsidiary of Assembléon Holding B.V. The cash purchase price of approximately $97.4 million (EUR80 million) consisted of $72.5 million for the equity of Assembléon and $24.9 million which was used by Assembléon to settle intercompany loans with its parent company.
Assembléon is a leading technology solutions provider that, together with its subsidiaries, offers assembly equipment, processes and services for the automotive, industrial, and advanced packaging markets. The acquisition has expanded the Company's presence in automotive, industrial and advanced packaging markets.

Technology Leadership
We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire and wedge bonding processes. Our equipment is typically the most productive and has the highest levels of process capability, and as a result, we believe it has a lower cost of ownership compared to other equipment in the market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the strong market positions of our ball bonder, wedge bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
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

With the acquisition of Assembléon, we broadened our advanced packaging solutions for mass reflow ("APMR") to include flip chip, wafer level packaging ("WLP"), fan-out wafer level packaging ("FOWLP"), advanced package-on-package, embedded die, and System-in-Package ("SiP"). The acquisition has also enabled us to diversify our business into the automotive, medical and industrial markets with advanced surface-mount technology ("SMT") pick and place solutions.
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
Products and Services
The Company operates two segments: Equipment and Expendable Tools. The following table reflects net revenue by business segment for fiscal 2015, 2014, and 2013:

	Fiscal
	2015		2014		2013
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$472,002	88.0%	$503,049	88.5%	$472,567	88.3%
Expendable Tools	64,469	12.0%	65,520	11.5%	62,371	11.7%
	$536,471	100.0%	$568,569	100.0%	$534,938	100.0%

See Note 14 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.
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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS	Advanced and ultra fine pitch applications

	IConnPS PLUS LA	Large area substrate and matrix applications

	IConnPS PLUS ELA	Extended large area substrate and matrix applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu PLUS	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu PLUS LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu PLUS ELA	Extended large area substrate and matrix applications for copper wire

	ConnXPS PLUS	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS LED PLUS	LED applications

	ConnXPS PLUS LA	Cost performance large area substrate and matrix applications

	ConnXPS PLUS ELA	Cost performance extended large area substrate and matrix applications

	AT Premier PLUS	Advanced wafer level bonding application

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	7200PLUS	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	AsterionTM	Power hybrid and automotive modules with extended area using heavy and thin aluminum
 (1) Power Series (“PS”)

Business Unit	Product Name (1)	Typical Served Market

Advanced Packaging and Surface Mount Technology (SMT)	APAMA C2S	Thermo-compression for chip-to-substrate, chip-to-chip and high accuracy flip chip ("HA FC") bonding applications

	APAMA C2W	Thermo-compression for chip-to-wafer, high accuracy flip chip ("HA FC") and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

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
Our portfolio of ball bonding products includes:

•	The IConnPS PLUS: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS PLUS LA: high-performance large area ball bonders which can be configured for either gold or copper wire.

•	The IConnPS PLUS ELA: high-performance extended large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS PLUS: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS PLUS LA: cost-performance large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS PLUS ELA: cost-performance extended large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED and ConnXPS LED PLUS: ball bonders targeted specifically at the fast growing LED market.

•	The IConnPS ProCu and IConnPS ProCu PLUS: high-performance copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS ProCu LA and IConnPS ProCu PLUS LA: high-performance large area copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS ProCu PLUS ELA: high-performance extended large area copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

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
Advanced Packaging and Surface Mount Technology
Our APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S (chip-to-substrate) bonder is designed for high accuracy and high throughput flip chip, thermo-compression bonding applications. It delivers die-stacking solutions for 2.5D and 3D or through silicon via ("TSV") ICs.
In September 2015, we introduced the APAMA Chip-to-Wafer (“C2W”) bonder. The C2W system enables APAMA's high throughput architecture to be applied to 2.5D and 3D packages using silicon or glass interposers. The C2W dual head system also provides a highly adaptable manufacturing platform addressing future applications, which require highly accurate die placement such as High Density FOWLP. The C2W platform, combined with the capacity of the C2S platform, enables the APAMA TCB systems to support assembly for the full range of stacked TSV products.
With the acquisition of Assembléon, we have broadened our product offering with APMR solutions to address flip chip, WLP, FOWLP, POP, embedded die, SiP and modules markets. The acquisition also enables us to diversify our business while further expanding market reach into the automotive, medical and industrial segments with SMT pick and place solutions.
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

Expendable Tools Segment
We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•
Capillaries: expendable tools used in ball bonders. Made of ceramic and other materials, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors' equipment. In addition to capillaries used for gold wire bonding, we have developed capillaries for use with copper wire to achieve optimal performance in copper wire bonding. In January 2015, we introduced QuantisTM QFN Capillary, our latest copper wire bonding capillary designed for QFN (Quad Flat No-lead) application.

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
The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
1	Amkor Technology Inc.	1	Haoseng Industrial Co., Ltd. **	1	Siliconware Precision Industries, Ltd. *
2	Haoseng Industrial Co., Ltd. **	2	Advance Semiconductor Engineering	2	Advance Semiconductor Engineering
3	Skyworks Solutions Incorporated	3	Amkor Technology Inc.	3	STATS ChipPAC Ltd
4	ST Microelectronics	4	Skyworks Solutions Incorporated	4	Haoseng Industrial Co., Ltd. **
5	Renesas Semiconductor	5	Powertech Technology Inc.	5	Amkor Technology Inc.
6	First Technology China, Ltd. **	6	Orient Semiconductor Electronics, Ltd.	6	Rohm Intergrated Systems
7	Orient Semiconductor Electronics, Ltd.	7	Texas Instruments, Inc.	7	Orient Semiconductor Electronics, Ltd.
8	Texas Instruments, Inc.	8	Greatek Electronics Inc.	8	Super Power International Ltd **
9	Rohm Integrated Systems	9	Super Power International Ltd **	9	ST Microelectronics
10	Xinye Electronics. Co **	10	Freescale Semiconductor, Inc.	10	First Technology China, Ltd. **
* Represents more than 10% of our net revenue for the applicable fiscal year.
** Distributor of our products.
Approximately 91.2%, 94.4%, and 97.3% of our net revenue for fiscal 2015, 2014, and 2013, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent a substantial majority of our future net revenue.
See Note 14 to our Consolidated Financial Statements included in Item 8 of this report for sales to customers by geographic location.
Sales and Customer Support
We believe long-term customer relationships are critical to our success, and comprehensive sales and customer support are an important means of establishing those relationships. To maintain these relationships, we primarily utilize our direct sales force, as well as distribution channels such as agents and distributors, depending on the product, region, or end-user application. In all cases, our goal is to position our sales and customer support resources near our customers' facilities so as to provide support for customers in their own language and consistent with local customs. Our sales and customer support resources are located primarily in Singapore, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, the U.S., Germany, Mexico and the Netherlands. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Israel, and the U.S.

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
The following table reflects our backlog as of October 3, 2015 and September 27, 2014:

	As of
(in thousands)	October 3, 2015	September 27, 2014
Backlog	$52,500	$79,100
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
Equipment
Our equipment manufacturing activities consist mainly of integrating outsourced parts and subassemblies and testing finished products to customer specifications. We largely utilize an outsource model, allowing us to minimize our fixed costs and capital expenditures. For certain low-volume, high customization parts, we manufacture subassemblies ourselves. Just-in-time inventory management has reduced our manufacturing cycle times and lowered our on-hand inventory requirements. Raw materials used in our equipment manufacturing are generally available from multiple sources; however, many outsourced parts and components are only available from a single or limited number of sources.
Our ball bonder, wedge bonder and APAMA bonder manufacturing and assembly is done at our facility in Singapore. Our APMR and SMT solutions manufacturing and assembly is done at our facility in the Netherlands. We have ISO 9001 and ISO 14001 certifications for our equipment manufacturing facilities in Singapore and the Netherlands.
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
Research and Product Development
Many of our customers generate technology roadmaps describing their projected packaging technology requirements. Our research and product development activities are focused on delivering robust production solutions to those projected requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $90.0 million, $83.1 million, and $61.6 million during fiscal 2015, 2014, and 2013, respectively.
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

Competition
The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Ball bonders: ASM Pacific Technology and Shinkawa Ltd.

•	Wedge bonders: ASM Pacific Technology, Cho-Onpa, F&K Delvotec, and Hesse Mechatronics

•	APAMA bonders: ASM Pacific Technology, BE Semiconductor Industries N.V., Shibaura Mechatronics Corporation, Shinkawa Ltd., and Toray Industries, Inc.

•	APMR solutions: ASM Pacific Technology, BE Semiconductor Industries N.V., HANMI Semiconductor, and Shinkawa Ltd.

•	SMT solutions: ASM Pacific Technology, Fuji Machine Mfg. Co., Ltd., Panasonic Factory Solutions Co., Ltd., and Yamaha Motor Co., Ltd.
Significant competitive factors in the semiconductor packaging materials industry include performance, price, delivery, product life, and quality. Our significant expendable tools competitors include:

•	Capillaries: Adamant Co., Ltd., PECO, and Small Precision Tools, Inc.

•	Dicing blades: Disco Corporation and Zhengzhou Hongtuo Superabrasive Products Co. Ltd

•	Bonding wedges: Small Precision Tools, Inc.
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
Employees
As of October 3, 2015, we had approximately 2,373 regular full-time employees and 118 temporary workers worldwide.

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
The transition from gold to copper wire bonding by our customers and the industry may be substantially completed.
Since fiscal 2010, many of our customers have converted their bonding wire from gold to copper wire. Since this initial conversion, a majority of our wire bonder sales are copper capable bonders. In fiscal 2015, 70% of total ball bonders sold by the Company were copper capable bonders. If the transition from gold to copper wire bonding by our customers is substantially completed or customers transition away from copper wire bonding, there may be a reduced demand for our wire bonders and our financial condition and operating results may be materially and adversely affected.
Substantially all of our sales and manufacturing operations are located outside of the U.S., and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
Approximately 91.2%, 94.4%, and 97.3% of our net revenue for fiscal 2015, 2014, and 2013, respectively, was for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. We expect our future performance to depend on our ability to continue to compete in foreign markets, particularly in the Asia/Pacific region. Some of these economies have been highly volatile, resulting in significant fluctuation in local currencies, and political and economic instability. These conditions may continue or worsen, which may materially and adversely affect our business, financial condition and operating results.
We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and APAMA bonders in Singapore, our APMR and SMT solutions in the Netherlands, our dicing blades, capillaries and bonding wedges in China and capillary blanks in

Israel. In addition, our corporate headquarters is in Singapore and we have sales, service and support personnel in China, Israel, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand, the U.S., Germany, Mexico and the Netherlands. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

•	risks of war and civil disturbances or other events that may limit or disrupt manufacturing and markets;

•	seizure of our foreign assets, including cash;

•	longer payment cycles in foreign markets;

•	foreign exchange restrictions and capital controls;

•	restrictions on the repatriation of our assets, including cash;

•	significant foreign and U.S. taxes on repatriated cash;

•	difficulties of staffing and managing dispersed international operations;

•	possible disagreements with tax authorities;

•	episodic events outside our control such as, for example, outbreaks of influenza or other illnesses;

•	natural disasters such as earthquakes, fires or floods;

•	tariff and currency fluctuations;

•	changing political conditions;

•	labor work stoppages and strikes in our factories or the factories of our suppliers;

•	foreign governments' monetary policies and regulatory requirements;

•	less protective foreign intellectual property laws;

•	new laws and regulations, such as Trans-Pacific Partnership Agreement (TPP); and

•	legal systems which are less developed and may be less predictable than those in the U.S.
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
There is some uncertainty with respect to the pace of rising labor costs in the various countries in which we operate. In addition, there is substantial competition in China, Singapore, Israel and the Netherlands for qualified and capable personnel, which may make it difficult for us to recruit and retain qualified employees. If we are unable to staff sufficient personnel at our China, Singapore, Israel and the Netherlands facilities or if there are increases in labor costs that we are unable to recover in our pricing to our customers, we may experience increased manufacturing costs, which would adversely affect our operating results.
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
Because most of our foreign sales are denominated in U.S. dollars or Euro, an increase in value of the U.S. dollar or Euro against foreign currencies will make our products more expensive than those offered by some of our foreign competitors. In addition, a weakening of the U.S. dollar against other currencies other than Euro could make our costs in non-U.S. locations more expensive to fund. Our ability to compete overseas may therefore be materially and adversely affected by the fluctuations of the U.S. dollar or the Euro against other currencies.
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
As part of our ongoing efforts to drive further efficiency, we may consolidate our manufacturing facilities. Should we consolidate, we may experience unanticipated events, including the actions of governments, suppliers, employees or customers, which may result in unanticipated costs and disruptions to our business.
Our business depends on attracting and retaining management, marketing and technical employees as well as on the succession of senior management.
Our future success depends on our ability to hire and retain qualified management, marketing, finance, accounting and technical employees, including senior management. Experienced personnel with the relevant and necessary skill sets in our industry are in high demand and competition for their talents is intense, especially in Asia, where most of the Company’s key personnel are located. If we are unable to continue to attract and retain the managerial, marketing, finance, accounting and technical personnel we require, our business, financial condition and operating results may be materially and adversely affected.
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. From time to time, senior management may leave our company, such as the recent departure of our chief executive officer on October 5, 2015. While we strive to reduce the negative impact of such changes, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement critical personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.
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
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. Sales to our largest customers, defined as more than 10% of our net revenue, comprised 11.0% of our net revenue for fiscal 2013, and in the future could again represent a significant percentage of our sales. No customer accounted for more than 10% of our net revenue in either fiscal 2014 or 2015.
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
The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders' equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 71.2 million shares were outstanding as of October 3, 2015. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.
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
If the tax holiday arrangements we have negotiated in Singapore change or cease to be in effect or applicable, in part or in whole, for any reason, the amount of corporate income taxes we have to pay could significantly increase.
We have structured our operations to maximize the benefit from tax holidays extended to us in Singapore to encourage investment or employment. We have the Development and Expansion Incentive (“DEI”) from Singapore Economic Development Board, an agency of the Government of Singapore, which provides that certain classes of income we earn in Singapore are subject to reduced rates of Singapore income tax. In order to retain the tax benefit, we must meet certain operating conditions, among other things, maintenance of certain global headquarters functions, specified IP activities and specified manufacturing activities in Singapore. The DEI is presently scheduled to expire in 2020. Renewals and extensions of the DEI are at the discretion of the Singapore government, and we may not be able to extend the tax incentive arrangement after its expiration on similar terms or at all. We may also elect not to renew or extend this tax incentive arrangement. In the absence of DEI, the corporate income tax rate in Singapore that would otherwise apply would be 17%. The tax incentive is also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in the tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive.
Risks Related to the Assembléon Acquisition
We face risks associated with integrating Assembléon into the Company.
The successful expansion of our business and operations resulting from the Assembléon acquisition will require significant time, effort, attention and dedication of management and may strain our operational and financial resources. It is possible that integrating Assembléon and its businesses into the Company could result in changes to or pressure on compliance with standards, controls, procedures and policies. This process could expose us to risks and challenges, including:

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

•
The goodwill established in connection with our acquisition of Assembléon represents the estimated future economic benefits arising from the assets we have acquired that did not qualify to be identified and recognized individually. The goodwill also includes the value of expected future cash flows of Assembléon, expected synergies with our other affiliates and other unidentifiable intangible assets. Goodwill is deemed to have an indefinite useful life and is subject to review for impairment annually, or more frequently, whenever circumstances indicate potential impairment. The value of goodwill is supported by revenue, which is driven primarily by transaction volume. Intangible assets other than goodwill primarily consist of developed technology, customer relationships and trade and brand name.

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

For these and other reasons there can be no assurance that the anticipated synergies and benefits from the transaction will be realized fully or at all. If we fail to realize the full value of our intangible assets and goodwill related to the acquisition, we may be required to write down or write off all such intangible assets or goodwill. Such an impairment of our goodwill or intangible assets could have a material adverse effect on our results of operations.
Other Risks
Our ability to recognize tax benefits on future domestic U.S. tax losses and our existing U.S. net operating loss position may be limited.
We have generated net operating loss carry-forwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code.  An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results. As of October 3, 2015, we have foreign net operating loss carryforwards of $102.5 million, domestic state net operating loss carryforwards of $186.0 million, domestic federal net operating loss carryforwards of $3.2 million, and tax credit carryforwards of $7.4 million that will reduce future taxable income.
Potential changes to U.S. and foreign tax laws could increase our income tax expense.
We are subject to income taxes in the U.S. and many foreign jurisdictions. Officials in some of the jurisdictions in which we do business have proposed, or announced that they are reviewing, tax changes that could potentially increase taxes, and other revenue-raising laws and regulations. It is unclear whether these proposed tax revisions will be enacted, or, if enacted, what the scope of the revisions will be. Changes in U.S. and foreign tax laws, if enacted, could materially and adversely affect our financial condition and operating results.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of October 3, 2015:

Facility (1)	Approximate Size	Function	Business Segment and Products Manufactured	Lease Expiration Date
Singapore	198,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Equipment: ball and wedge bonders, advanced packaging	November 2043 (2)
Suzhou, China	155,000 sq. ft.	Manufacturing, technology and shared support services center	Expendable Tools: capillaries, dicing blades and bonding wedges	Owned
Veldhoven, Netherlands	126,000 sq. ft.	Manufacturing, technology, sales and service center	Equipment: Advanced Packaging and Surface Mount Technology (SMT)	October 2015 (3)
Fort Washington, Pennsylvania	88,000 sq. ft.	Technology, sales and service center	Not applicable	September 2033 (4)
Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Not applicable	August 2036 (5)
Yokneam, Israel	21,000 sq. ft.	Manufacturing and technology center	Expendable Tools: capillary blanks (semi-finish)	January 2018 (6)

(1)	Each of the facilities listed in this table is leased other than the facility in Suzhou, China.

(2)	Includes lease extension periods at the Company's option. Initial lease expires in November 2023.

(3)	Company relocated from this property to Eindhoven, Netherlands from current location in October 2015. The new lease will expire in September 2020.

(4)	Includes lease extension periods at the Company's option. Initial lease expires in September 2023.

(5)	Includes lease extension periods at the Company's option. Initial lease expires in August 2026.

(6)	Includes lease extension periods at the Company's option. Initial lease expired in January 2015.
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
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$14.84	$12.14	$13.70	$11.19
Second Quarter	$16.54	$13.81	$13.30	$10.73
Third Quarter	$16.08	$12.16	$15.10	$11.74
Fourth Quarter	$12.13	$8.80	$15.23	$13.44
On November 16, 2015, there were approximately 253 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance our business.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about January 4, 2016.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the quarter ended October 3, 2015 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs (1)
26 July, 2015 to 29 August, 2015	220	10.29	220	$36.50
30 August, 2015 to 3 October, 2015	1,609	9.28	1,609	$21.50
Total	1,829		1,829

(1)
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the program will depend on market conditions as well as corporate and regulatory considerations. The $21.5 million represents the remaining amount available to repurchase shares under the Program.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2015, 2014, 2013, 2012, and 2011.
This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report or other reports filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2015	2014	2013	2012	2011
Statement of Operations Data:
Net revenue	536,471	568,569	534,938	791,023	830,401
Income from operations	37,251	76,984	65,806	179,226	170,060
Interest income (expense), net	454	149	862	(4,975)	(7,632)
Income from continuing operations before income tax	37,705	77,133	66,668	174,251	162,428
(Benefit) Provision for income taxes from continuing operations (1)	(12,934)	14,145	7,310	13,671	34,818
Net income	$50,639	$62,988	$59,358	$160,580	$127,610

(1)
The following are the most significant factors that affected our provision for income taxes: implementation of our international restructuring plan which was approved in fiscal 2011; volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; changes in tax legislation; and our provision for various tax exposure items.

	Fiscal
	2015	2014	2013	2012	2011
Per Share Data:
Net income per share: (1)
Basic	$0.67	$0.82	$0.79	$2.17	$1.77
Diluted	$0.67	$0.81	$0.78	$2.13	$1.73

Weighted average shares outstanding: (1)
Basic	75,414	76,396	75,132	73,887	71,820
Diluted	75,659	77,292	76,190	75,502	73,341
(1) For fiscal 2015, 2014, 2013, 2012 and 2011, the exercise of dilutive stock options and expected vesting of time-based and market-based restricted stock were included.

	Fiscal
(in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$498,614	$597,086	$525,040	$440,244	$384,522
Working capital excluding discontinued operations	633,435	756,340	676,986	589,947	405,659
Total assets excluding discontinued operations	904,466	944,448	862,994	815,609	728,391
Long-term debt and current portion of long-term debt	—	—	—	—	105,224
Long-term and current portion of financing obligation	17,003	19,616	19,396	—	—
Shareholders' equity	771,891	789,242	716,665	643,667	469,877

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended October 3, 2015 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position at the leading edge of semiconductor assembly technology. We also remain focused on our cost structure through continuous improvement and optimization of operations. Cost reduction efforts remain an important part of our normal ongoing operations and are intended to generate savings without compromising overall product quality and service levels.
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
Our Equipment segment is primarily affected by the industry's internal cyclical and seasonal dynamics in addition to broader macroeconomic factors that can positively and negatively affect our financial performance. The sales mix of IDM and OSAT customers in any period also impacts financial performance, as changes in this mix can affect our products' average selling prices and gross margins due to differences in volume purchases and machine configurations required by each customer type.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of October 3, 2015, our total cash, cash equivalents and short-term investments were $498.6 million, a $98.5 million decrease from the prior fiscal year end (related primarily to our share repurchase program and our Assembléon acquisition, offset in part by earnings). We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program will depend on market conditions as well as corporate and regulatory considerations. During the year ended October 3, 2015, the Company repurchased a total of 6.4 million shares of common stock at a cost of $77.9 million under the Program. As of October 3, 2015, our remaining stock repurchase authorization under the Program was approximately $21.5 million.
On January 9, 2015, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, acquired all of the outstanding equity interests of Assembléon B.V. (“Assembléon”), a subsidiary of Assembléon Holding B.V. The cash purchase price of approximately $97.4 million (EUR80 million) consisted of $72.5 million for 100% of the equity of Assembléon and $24.9 million which was used by Assembléon to settle intercompany loans with its parent company.
Assembléon is a leading technology solutions provider that, together with its subsidiaries, offers assembly equipment, processes and services for the automotive, industrial, and advanced packaging markets. The acquisition expands the Company's presence in automotive, industrial and advanced packaging markets.
Technology Leadership
We compete largely by offering our customers among the most advanced equipment and expendable tools available for the wire and wedge bonding processes. Our equipment is typically the most productive and has the highest levels of process capability, and as a result, we believe it has a lower cost of ownership compared to other equipment in its market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the strong market positions of our ball bonder, wedge bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
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
With the acquisition of Assembléon, we broadened our advanced packaging solutions for mass reflow ("APMR") to include flip chip, wafer level packaging ("WLP"), fan-out wafer level packaging ("FOWLP"), advanced package-on-package, embedded die, and System-in-Package ("SiP"). The acquisition has enabled us to diversify our business into the automotive, medical and industrial markets with advanced surface-mount technology ("SMT") pick and place solutions.
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

Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for fiscal 2015, 2014, and 2013:

	Fiscal
	2015		2014		2013
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$472,002	88.0%	$503,049	88.5%	$472,567	88.3%
Expendable Tools	64,469	12.0%	65,520	11.5%	62,371	11.7%
	$536,471	100.0%	$568,569	100.0%	$534,938	100.0%
See Note 14 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.
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

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS	Advanced and ultra fine pitch applications

	IConnPS PLUS LA	Large area substrate and matrix applications

	IConnPS PLUS ELA	Extended large area substrate and matrix applications

	IConnPS ProCu	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu PLUS	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu PLUS LA	Large area substrate and matrix applications for copper wire

	IConnPS ProCu PLUS ELA	Extended large area substrate and matrix applications for copper wire

	ConnXPS PLUS	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED	LED applications

	ConnXPS LED PLUS	LED applications

	ConnXPS PLUS LA	Cost performance large area substrate and matrix applications

	ConnXPS PLUS ELA	Cost performance extended large area substrate and matrix applications

	AT Premier PLUS	Advanced wafer level bonding application

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	7200PLUS	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	AsterionTM	Power hybrid and automotive modules with extended area using heavy and thin aluminum
 (1) Power Series (“PS”)

Business Unit	Product Name (1)	Typical Served Market

Advanced Packaging and Surface Mount Technology (SMT)	APAMA C2S	Thermo-compression for chip-to-substrate, chip-to-chip and high accuracy flip chip ("HA FC") bonding applications

	APAMA C2W	Thermo-compression for chip-to-wafer, high accuracy flip chip ("HA FC") and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

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
Our portfolio of ball bonding products includes:

•	The IConnPS PLUS: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS PLUS LA: high-performance large area ball bonders which can be configured for either gold or copper wire.

•	The IConnPS PLUS ELA: high-performance extended large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS PLUS: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS PLUS LA: cost-performance large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS PLUS ELA: cost-performance extended large area ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED and ConnXPS LED PLUS: ball bonders targeted specifically at the fast growing LED market.

•	The IConnPS ProCu and IConnPS ProCu PLUS: high-performance copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS ProCu LA and IConnPS ProCu PLUS LA: high-performance large area copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS ProCu PLUS ELA: high-performance extended large area copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

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
Advanced Packaging and Surface Mount Technology
Our APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S (chip-to-substrate) bonder is designed for high accuracy and high throughput flip chip, thermo-compression bonding applications. It delivers die-stacking solutions for 2.5D and 3D or through silicon via ("TSV") ICs.
In September 2015, we introduced the APAMA Chip-to-Wafer (“C2W”) bonder. The C2W system enables APAMA's high throughput architecture to be applied to 2.5D and 3D packages using silicon or glass interposers. The C2W dual head system also provides a highly adaptable manufacturing platform addressing applications, which require highly accurate die placement such as High Density FOWLP. The C2W platform, combined with the capacity of the C2S platform, enables the APAMA TCB systems to support assembly for the full range of stacked TSV products.
With the acquisition of Assembléon, we have broadened our product offering with APMR solutions to address flip chip, WLP, FOWLP, POP, embedded die, SiP and modules markets. The acquisition also enables us to diversify our business while further expanding market reach into the automotive, medical and industrial segments with SMT pick and place solutions.
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

Expendable Tools Segment
We manufacture and sell a variety of expendable tools for a broad range of semiconductor packaging applications. Our principal Expendable Tools segment products include:

•
Capillaries:  expendable tools used in ball bonders. Made of ceramic and other materials, a capillary guides the wire during the ball bonding process. Its features help control the bonding process. We design and build capillaries suitable for a broad range of applications, including for use on our competitors' equipment. In addition to capillaries used for gold wire bonding, we have developed capillaries for use with copper wire to achieve optimal performance in copper wire bonding. In January 2015, we introduced QuantisTM QFN Capillary, our latest copper wire bonding capillary designed for QFN (Quad Flat No-lead) application.

•	Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die or to cut packaged semiconductor units into individual units.

•	Bonding wedges: expendable tools used in heavy wire wedge bonders. Heavy wire wedge tools are used for both wire and ribbon applications.
Critical Accounting Policies
The preparation of consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, we evaluate estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense and warranties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. As a result, we make judgments regarding the carrying values of our assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, we evaluate these estimates. Actual results may differ from these estimates.
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
Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or market value. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for spare parts, and 12 months forecasted future consumption for expendable tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. We communicate forecasts of our future consumption to our suppliers and adjust commitments to those suppliers accordingly. If required, we reserve the difference between the carrying value of our inventory and the lower of cost or market value, based upon projections about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
The inventory reserve provision for Assembléon is determined based on our best estimate of future consumption for equipment and spare parts. This estimate is based on historical sales volumes, internal projections and market developments and trends.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded for the acquisitions of Orthodyne Electronics Corporation ("Orthodyne") and Assembléon in 2009 and 2015, respectively.
Accounting Standard Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”),provides companies with the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
In fiscal 2015, we chose to bypass the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.
As part of our annual evaluation of the goodwill, we perform an impairment test of our goodwill in the fourth quarter of each fiscal year to coincide with the completion of our annual forecasting and refreshing of our business outlook processes. On an ongoing basis, we monitor whether a "triggering" event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the year ended October 3, 2015, no triggering events occurred.
Impairment assessments inherently involve judgment as to assumptions made about the expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, growth rates or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we have used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Indicators of potential impairment may lead us to perform interim goodwill impairment assessments, including significant and unforeseen customer losses, a significant adverse change in legal factors or in the business climate, a significant adverse action or assessment by a regulator, a significant stock price decline or unanticipated competition.
For further information on goodwill and other intangible assets, see Note 5 to our Consolidated Financial Statements included in Item 8.

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

RESULTS OF OPERATIONS
Results of Operations for fiscal 2015 and 2014
The following table reflects our income from operations for fiscal 2015 and 2014:

	Fiscal
(dollar amounts in thousands)	2015	2014	$ Change	% Change
Net revenue	$536,471	$568,569	$(32,098)	(5.6)%
Cost of sales	277,379	295,015	(17,636)	(6.0)%
Gross profit	259,092	273,554	(14,462)	(5.3)%

Selling, general and administrative	131,808	113,514	18,294	16.1%
Research and development	90,033	83,056	6,977	8.4%
Operating expenses	221,841	196,570	25,271	12.9%

Income from operations	$37,251	$76,984	$(39,733)	(51.6)%
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
The following tables reflect our bookings and backlog for fiscal 2015 and 2014:

	Fiscal
(in thousands)	2015	2014
Bookings	$491,427	$595,565

	As of
(in thousands)	October 3, 2015	September 27, 2014
Backlog	$52,500	$79,100
Our net revenues for fiscal 2015 have decreased as compared to our net revenues for fiscal 2014 due to reduced customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past. Customer demand for our products could continue to remain weak and lead to a decline in our net revenues.
Net Revenue
Approximately 91.2% and 94.4% of our net revenue for fiscal 2015 and 2014, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent the majority of our future revenue.

The following table reflects net revenue by business segment for fiscal 2015 and 2014:

	Fiscal
(dollar amounts in thousands)	2015	2014	$ Change	% Change
Equipment	$472,002	$503,049	$(31,047)	(6.2)%
Expendable Tools	64,469	65,520	(1,051)	(1.6)%
Total net revenue	$536,471	$568,569	$(32,098)	(5.6)%
Equipment
The following table reflects the components of Equipment net revenue change between fiscal 2015 and 2014:

	Fiscal 2015 vs. 2014
(in thousands)	Price	Volume	$ Change
Equipment	$2,341	$(33,388)	$(31,047)
For fiscal 2015, the lower Equipment net revenue as compared to fiscal 2014 was primarily due to lower volume of our ball bonders sales. This was partially offset by higher volume in our wedge bonders and our new APMR and SMT products. The lower volume for ball bonders sales was mainly attributable to the lower equipment utilization rate, and therefore lower demand from our customers. The lower volume was partially offset by the better pricing due to favorable customer mix.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between fiscal 2015 and 2014:

	Fiscal 2015 vs. 2014
(in thousands)	Price	Volume	$ Change
Expendable Tools	$(538)	$(513)	$(1,051)

For fiscal 2015, the lower Expendable Tools net revenue as compared to fiscal 2014 was primarily due to lower volume in wedge bonding tools business and a price reduction in our wire bonding tools business.
Gross Profit
The following table reflects gross profit by business segment for fiscal 2015 and 2014:

	Fiscal
(dollar amounts in thousands)	2015	2014	$ Change	% Change
Equipment	$221,961	$234,115	$(12,154)	(5.2)%
Expendable Tools	37,131	39,439	(2,308)	(5.9)%
Total gross profit	$259,092	$273,554	$(14,462)	(5.3)%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2015 and 2014:

	Fiscal		Basis Point
	2015	2014	Change
Equipment	47.0%	46.5%	50
Expendable Tools	57.6%	60.2%	(260)
Total gross margin	48.3%	48.1%	20
Equipment
The following table reflects the components of Equipment gross profit change between fiscal 2015 and 2014:

	Fiscal 2015 vs. 2014
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$2,341	$(1,825)	$(12,670)	$(12,154)

For fiscal 2015, the lower Equipment gross profit as compared to fiscal 2014 was primarily due to the lower volume of equipment sales and higher costs. The lower volume was mainly due to lower sales of ball bonders offset by higher volume in our wedge bonders and our new APMR and SMT products. The lower volume in ball bonders was attributable to the lower equipment utilization rate, and therefore lower demand from our customers. The higher costs were due to changes in the product mix on our ball bonders. The lower volume and higher costs were partially offset by better pricing due to favorable customer mix.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between fiscal 2015 and 2014:

	Fiscal 2015 vs. 2014
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$(538)	$(682)	$(1,088)	$(2,308)
For fiscal 2015, the lower Expendable Tools gross profit as compared to fiscal 2014 was primarily due to lower volume from our wedge bonding business.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2015 and 2014:

	Fiscal		Basis point
	2015	2014	change
Selling, general & administrative	24.6%	20.0%	460
Research & development	16.8%	14.6%	220
Total	41.4%	34.6%	680
Selling, General and Administrative (“SG&A”)
For fiscal 2015, higher SG&A as compared to fiscal 2014 was primarily due to additional SG&A expenses of $24.6 million from our new APMR and SMT products and net unfavorable $0.5 million of restructuring cost and other severance expenses. This was partially offset by a decrease in incentive compensation of $6.8 million as a result of lower current fiscal year profit.
Research and Development (“R&D”)
For fiscal 2015, higher R&D expenses as compared to fiscal 2014 was primarily due to additional investment in the development of advanced packaging products.
Income from Operations
For fiscal 2015, total income from operations was lower by $39.7 million as compared to fiscal 2014. This was due primarily to lower revenue for equipment sales and higher operating expenses as explained above.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2015 and 2014:

	Fiscal
(dollar amounts in thousands)	2015	2014	$ Change	% Change
Interest income	$1,637	$1,197	$440	36.8%
Interest expense	$(1,183)	$(1,048)	$(135)	12.9%
Interest income in fiscal 2015 was derived from short term investments and cash and cash equivalents balance.
The higher interest expense for fiscal 2015 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 9 of our Consolidated Financial Statements included in Item 8 of this report).

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2015 and 2014:

	Fiscal
(in thousands)	2015	2014
Income from operations before income taxes	$37,705	$77,133
Provision for income taxes	(12,934)	14,145
Net income	$50,639	$62,988

Effective tax rate	(34.3)%	18.3%
For fiscal 2015, the effective income tax rate decreased from fiscal 2014 by 52.6% due primarily to a net $19.7 million decrease of deferred tax liabilities on certain unremitted foreign earnings as a result of the change in permanent reinvestment assertion, and $4.0 million tax benefits from research and development expenditures, offset by lower profits in foreign jurisdictions and an increase in valuation allowance against certain foreign deferred tax assets.
For fiscal 2014, the effective income tax rate differed from the federal statutory rate due primarily to a shift in earnings to tax jurisdictions with higher effective tax rates than the U.S. statutory rate and the impact of tax holidays, offset by an increase in deferred tax liabilities on unremitted earnings and additional domestic and foreign expenses or benefits related to returns filed in the period.
Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we are subjected to lower statutory rates and higher than anticipated in countries where we are subjected to higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, changes in assertion for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate. During the year ended October 3, 2015, the Company is executing a business structure reorganization resulting in a change in its permanent reinvestment assertion outside the United States. Approximately $19.7 million of deferred tax liability was reversed and recorded as a tax benefit. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and/or settlements of tax examinations. We cannot practicably estimate the financial outcomes of these examinations.

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

The following table reflects net revenue by business segment for fiscal 2014 and 2013:

	Fiscal
(dollar amounts in thousands)	2014	2013	$ Change	% Change
Equipment	$503,049	472,567	$30,482	6.5%
Expendable Tools	65,520	62,371	3,149	5.0%
Total net revenue	$568,569	$534,938	$33,631	6.3%

Equipment
The following table reflects the components of Equipment net revenue change between fiscal 2014 and 2013:

	Fiscal 2014 vs. 2013
(in thousands)	Price	Volume	$ Change
Equipment	$9,224	$21,258	$30,482
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
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2014 and 2013:

	Fiscal
(dollar amounts in thousands)	2014	2013	$ Change	% Change
Interest income	$1,197	$883	$314	35.6%
Interest expense: cash	$(1,048)	$(21)	$(1,027)	100.0%

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

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of October 3, 2015 and September 27, 2014:

	As of
(dollar amounts in thousands)	October 3, 2015	September 27, 2014	Change
Cash and cash equivalents	$498,614	$587,981	$(89,367)
Percentage of total assets	55.1%	62.3%
The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2015 and 2014:

	Fiscal
(in thousands)	2015	2014
Net cash provided by operating activities	$87,875	$82,460
Net cash used in investing activities	(94,109)	(15,974)
Net cash used in financing activities	(84,459)	(164)
Effect of exchange rate changes on cash and cash equivalents	1,326	(129)
Changes in cash and cash equivalents	(89,367)	66,193
Cash and cash equivalents, beginning of period	587,981	521,788
Cash and cash equivalents, end of period	498,614	587,981
Short-term investments	—	9,105
Total cash and investments	$498,614	$597,086
Fiscal 2015
Net cash provided by operating activities was primarily the result of net income of $50.6 million, non-cash adjustments of $11.4 million and working capital changes of $25.8 million. The change in working capital was primarily driven by a decrease in accounts receivable of $72.3 million. This was partially offset by decreases in accounts payable and accrued expenses and other current liabilities of $32.8 million and an increase in inventories of $14.5 million.
The lower revenues in the fourth quarter of fiscal 2015 as compared to fourth quarter of fiscal 2014 resulted in a reduction of accounts receivable and lower accounts payable, accrued expenses and other current liabilities. The increase in inventories was due to higher inventories held at year-end in anticipation of a scheduled scale down of manufacturing activity in the first quarter of fiscal 2016 and the lower revenues in the fourth quarter of fiscal 2015 as compared to fourth quarter of fiscal 2014.
Net cash used in investing activities was primarily due to net cash outflow for the Assembléon acquisition of $93.2 million, purchase of short-term investments of $1.6 million and capital expenditures of $10.3 million. This was offset by the maturity of short-term investments of $10.8 million and proceeds from sales of property, plant and equipment of $0.2 million.
Net cash used in financing relates to the repurchase of common stock of $75.7 million and repayment of loans of $10.8 million related to the acquired business. This was offset by proceeds from the short term loans of $0.8 million and proceeds from the exercise of stock options of $0.7 million.
Fiscal 2014
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
The increase in inventories was due to higher inventories held at year-end in anticipation of a scheduled scale down of manufacturing activity in the first quarter of fiscal 2015. The higher accounts receivable was due to higher sales in the fourth quarter of fiscal 2014. The reduction in prepaid expenses and other current assets was due to net refunds of a $2.7 million deposit in relation to the Agreement to Develop and Lease (the “ADL”) following the execution of the Lease Agreement, and a reduction of $6.3 million due to tax refunds.
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
Fiscal 2016 Liquidity and Capital Resource Outlook
We expect our fiscal 2016 capital expenditures to be between $10.0 and $11.0 million. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.
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
In 2014, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the repurchase program. The repurchase program is effective immediately, may be suspended or discontinued at any time and will be funded using the Company's available cash. Under the program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions as well as corporate and regulatory considerations.
During the year ended October 3, 2015, the Company repurchased a total of 6.4 million shares of common stock at a cost of $77.9 million under the repurchase program. As of October 3, 2015, our remaining stock repurchase authorization under the repurchase program was approximately $21.5 million.
In January 2015, KSH, the Company's wholly owned subsidiary, acquired Assembléon, a subsidiary of Assembléon Holding B.V., in an all cash transaction for approximately $97.4 million (EUR80 million).
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of October 3, 2015 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the table below for additional information.

The following table reflects obligations and contingent payments under various arrangements as of October 3, 2015:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$1,914	$—	$—	$—	$1,914
Severance (1)	2,575	—	750	—	1,825
Operating lease retirement obligations	1,496	74	287	—	1,135
Long-term income taxes payable	3,388	—	—	—	3,388
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$9,373	$74	$1,037	$—	$8,262
Contractual Obligations:
Inventory purchase obligations (2)	$80,600	80,600	$—	$—	$—
Operating lease obligations (3)	30,195	4,874	7,678	5,908	11,735
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$110,795	$85,474	$7,678	$5,908	$11,735

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancelable and a portion may have varying penalties and charges in the event of cancellation.

(3)
We have minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2026 (not including lease extension options, if applicable).

The annual rent and service charge for our corporate headquarters range from $4 million to $5 million Singapore dollars and is not included in the table above.
Off-Balance Sheet Arrangements
Credit facility and bank guarantee
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars in connection with the lease agreement for our corporate headquarters. The bank guarantee is effective from December 1, 2013 to November 30, 2014. On November 19, 2014, the Company extended the expiration date of the bank guarantee to November 30, 2015 and increased the amount to $3.5 million Singapore dollars. As of October 3, 2015, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

Item 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of October 3, 2015, we had no available-for-sale investments.
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
Based on our foreign currency exposure as of October 3, 2015, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We had no foreign exchange forward contracts or other instruments as of October 3, 2015.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke & Soffa Industries, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Kulicke & Soffa Industries, Inc. and its subsidiaries at October 3, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting included under Item 9A of this report. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting included under Item 9A of this report, management has excluded Assembléon B.V. and its subsidiaries from its assessment of internal control over financial reporting as of October 3, 2015 because it was acquired by the Company in a purchase business combination in January 2015. We have also excluded Assembléon B.V. and its subsidiaries from our audit of internal control over financial reporting. Assembléon B.V. and its subsidiaries are wholly-owned subsidiaries of the Company whose total assets and total revenues represent 4.9% and 11.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 3, 2015.

/s/ PricewaterhouseCoopers LLP
Singapore
November 18, 2015

 KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	October 3, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$498,614	$587,981
Short-term investments	—	9,105
Accounts and notes receivable, net of allowance for doubtful accounts of $621 and $143, respectively	108,596	171,530
Inventories, net	79,096	49,694
Prepaid expenses and other current assets	16,937	15,090
Deferred income taxes	4,126	4,291
Total current assets	707,369	837,691

Property, plant and equipment, net	53,234	52,755
Goodwill	81,272	41,546
Intangible assets, net	57,471	5,891
Other assets	5,120	6,565
TOTAL ASSETS	$904,466	$944,448

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,521	$35,132
Accrued expenses and other current liabilities	45,971	43,731
Income taxes payable	2,442	2,488
Total current liabilities	73,934	81,351

Financing obligation	16,483	19,102
Deferred income taxes	31,316	44,963
Other liabilities	10,842	9,790
TOTAL LIABILITIES	$132,575	$155,206

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 82,643 and 81,624 respectively; outstanding 71,240 and 76,626 shares, respectively	492,339	479,116
Treasury stock, at cost, 11,403 and 4,998 shares, respectively	(124,856)	(46,984)
Retained earnings	405,505	354,866
Accumulated other comprehensive (loss) income	(1,097)	2,244
TOTAL SHAREHOLDERS' EQUITY	$771,891	$789,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$904,466	$944,448
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2015	2014	2013
Net revenue	$536,471	$568,569	$534,938
Cost of sales	277,379	295,015	287,993
Gross profit	259,092	273,554	246,945
Selling, general and administrative	131,808	113,514	119,519
Research and development	90,033	83,056	61,620
Operating expenses	221,841	196,570	181,139
Income from operations	37,251	76,984	65,806
Interest income	1,637	1,197	883
Interest expense	(1,183)	(1,048)	(21)
Income from operations before income taxes	37,705	77,133	66,668
Income tax (benefit)/ expense	(12,934)	14,145	7,310
Net income	$50,639	$62,988	$59,358

Net income per share:
Basic	$0.67	$0.82	$0.79
Diluted	$0.67	$0.81	$0.78

Weighted average shares outstanding:
Basic	75,414	76,396	75,132
Diluted	75,659	77,292	76,190

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2015	2014	2013
Net income	$50,639	$62,988	$59,358
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,360)	(983)	1,186
Unrecognized actuarial loss/ (gain), Switzerland pension plan, net of tax	19	(391)	51
Total other comprehensive (loss)/ income	(3,341)	(1,374)	1,237
Comprehensive income	$47,298	$61,614	$60,595
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive Income	Shareholders' Equity
	Shares	Amount
Balances as of September 29, 2012	74,145	$455,122	$(46,356)	$232,520	$2,381	$643,667
Issuance of stock for services rendered	74	840	—	—	—	840
Exercise of stock options	101	908	—	—	—	908
Issuance of shares for market-based restricted stock and time-based restricted stock	963	—	—	—	—	—
Excess tax benefits from stock based compensation	—	825	—	—	—	825
Equity-based compensation expense	—	9,830	—	—	—	9,830
Components of comprehensive income:
Net income	—	—	—	59,358	—	59,358
Translation adjustment	—	—	—	—	1,186	1,186
Unamortized pension costs	—	—	—	—	51	51
Total comprehensive income	—	—	—	59,358	1,237	60,595
Balances as of September 28, 2013	75,283	$467,525	$(46,356)	$291,878	$3,618	$716,665
Issuance of stock for services rendered	63	809	—	—	—	809
Repurchase of common stock	(43)	—	(628)	—	—	(628)
Exercise of stock options	131	1,080	—	—	—	1,080
Issuance of shares for market-based restricted stock and time-based restricted stock	1,192	—	—	—	—	—
Reversal of excess tax benefits from stock based compensation	—	(825)	—	—	—	(825)
Equity-based compensation expense	—	10,527	—	—	—	10,527
Components of comprehensive income:
Net income	—	—	—	62,988	—	62,988
Translation adjustment	—	—	—	—	(983)	(983)
Unamortized pension costs	—	—	—	—	(391)	(391)
Total comprehensive income	—	—	—	62,988	(1,374)	61,614
Balances as of September 27, 2014	76,626	$479,116	$(46,984)	$354,866	$2,244	$789,242
Issuance of stock for services rendered	83	1,049	—	—	—	1,049
Repurchase of common stock	(6,405)	—	(77,872)	—	—	(77,872)
Exercise of stock options	75	694	—	—	—	694
Issuance of shares for market-based restricted stock and time-based restricted stock	861	—	—	—	—	—
Excess tax benefits from stock based compensation	—	540	—	—	—	540
Equity-based compensation expense	—	10,940	—	—	—	10,940
Components of comprehensive income:
Net income	—	—	—	50,639	—	50,639
Translation adjustment	—	—	—	—	(3,360)	(3,360)
Unamortized pension costs	—	—	—	—	19	19
Total comprehensive income	—	—	—	50,639	(3,341)	47,298
Balances as of October 3, 2015	71,240	$492,339	$(124,856)	$405,505	$(1,097)	$771,891
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,639	$62,988	$59,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,972	13,520	18,489
Equity-based compensation and employee benefits	11,989	11,336	10,670
(Excess tax benefits from stock based compensation) Reversal of excess tax benefits	(540)	825	(825)
Adjustment for doubtful accounts	478	320	371
Adjustment for inventory valuation	3,978	3,060	3,561
Deferred taxes	(16,738)	4,494	5,901
Switzerland pension plan curtailment gain	—	(84)	(2,100)
(Gain) Loss on disposal of property, plant and equipment	(71)	90	(147)
Asset retirement obligation	—	—	(368)
Unrealized foreign currency transactions	(6,631)	(1,122)	620
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and notes receivable	72,304	(9,294)	26,408
Inventory	(14,471)	(14,618)	17,056
Prepaid expenses and other current assets	493	8,866	(2,421)
Accounts payable, accrued expenses and other current liabilities	(32,766)	(1,269)	(36,066)
Income taxes payable	(1,968)	1,030	(6,832)
Other, net	2,207	2,318	1,149
Net cash provided by operating activities	87,875	82,460	94,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(93,153)	—	—
Purchases of property, plant and equipment	(10,269)	(10,138)	(17,172)
Proceeds from sales of property, plant and equipment	180	44	5,310
Purchase of short term investments	(1,630)	(18,236)	(3,252)
Maturity of short term investments	10,763	12,356	—
Net cash used in investing activities	(94,109)	(15,974)	(15,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(10,815)	—	—
Proceeds from short term loans	837	—	—
Proceeds from exercise of common stock options	694	1,080	908
Repurchase of common stock	(75,715)	(419)	—
Excess tax benefits from stock based compensation (Reversal of excess tax benefits)	540	(825)	825
Net cash (used in)/provided by financing activities	(84,459)	(164)	1,733
Effect of exchange rate changes on cash and cash equivalents	1,326	(129)	101
Changes in cash and cash equivalents	(89,367)	66,193	81,544
Cash and cash equivalents at beginning of period	587,981	521,788	440,244
Cash and cash equivalents at end of period	$498,614	$587,981	$521,788

CASH PAID FOR:
Interest	$1,183	$1,048	$—
Income taxes	$5,192	$4,603	$8,382
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
Fiscal Year
Each of the Company's first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2015, 2014, and 2013 fiscal years ended on October 3, 2015, September 27, 2014 and September 28, 2013, respectively.
Nature of Business
The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company's operating results depend upon the capital and operating expenditures of semiconductor device manufacturers, outsourced semiconductor assembly and test providers (“OSATs”), and other electronics manufacturers, including automotive electronics suppliers, worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which can have a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools, including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company's operating results. The Company believes such volatility will continue to characterize the industry and the Company's operations in the future.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of October 3, 2015 and September 27, 2014 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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
Foreign Currency Translation and Remeasurement
The majority of the Company's business is transacted in U.S. dollars; however, the functional currencies of some of the Company's subsidiaries are their local currencies. In accordance with ASC No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of October 3, 2015 and September 27, 2014, fair value approximated the cost basis for cash equivalents.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The inventory reserve provision for the acquired business, Assembléon B.V. (“Assembléon”), is determined based on management's estimate of future consumption for equipment and spare parts. This estimate is based on historical sales volumes, internal projections and market developments and trends.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; and significant changes in market capitalization. During the fiscal years ended October 3, 2015 and September 27, 2014, no triggering events occurred.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit’s goodwill impairment loss, if any.
In fiscal 2014 and 2015, the Company chose to bypass the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a "triggering" event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. As of October 3, 2015, no triggering events have occurred.
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
For further information on goodwill and other intangible assets, see Note 5 below.
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
Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the Company's Consolidated Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property, plant and equipment, deferred revenue, intangible assets and related deferred tax liabilities, useful lives of plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.
Restructuring charges
Restructuring charges may consist of voluntary or involuntary severance-related charges, asset-related charges and other costs due to exit activities. We recognize voluntary termination benefits when an employee accepts the offered benefit arrangement. We recognize involuntary severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. If the former, we recognize the charges once they are probable and the amounts are estimable. If the latter, we recognize the charges once the benefits have been communicated to employees.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Under the proposal, the new guidance will be effective as of the beginning of our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected a transition approach to implement the standard.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions.  This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  We are evaluating the effects of the adoption of this ASU on our financial statements.
In April 2015, the FASB issued ASU 2015-05, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 – Leases to determine the asset acquired in a software licensing arrangement. This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted.  We are evaluating the effects of the adoption of this ASU on our financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires that inventory be measured at the lower of cost or net realizable value rather than the lower of cost or market. This standard must be applied on a prospective basis, and is effective for annual and interim reporting periods beginning January 1, 2017. Since early adoption is permitted, we adopted this standard in the fourth quarter of 2015. The adoption of this standard did not have a material impact on our financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2: RESTRUCTURING
On September 29, 2015, the Company implemented a plan to streamline its global operations and functions. As part of this plan, we expect that our workforce will be reduced by 45 employees over a period of approximately 3 months.
The following table reflects severance activity during fiscal 2015:

Fiscal
(in thousands)	2015
Provision for severance and benefits (1)	1,850
Payment of severance and benefits	(312)
Accrual for estimated severance and benefits, end of period (2)	1,538

(1)	Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.

(2)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

NOTE 3: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of October 3, 2015 and September 27, 2014:

	As of
(in thousands)	October 3, 2015	September 27, 2014
Short term investments, available-for-sale:
Deposits maturing within one year (1)	$—	$9,105

Inventories, net:
Raw materials and supplies	$23,541	$22,184
Work in process	24,110	18,783
Finished goods	50,518	22,590
	98,169	63,557
Inventory reserves	(19,073)	(13,863)
	$79,096	$49,694

Property, plant and equipment, net:
Buildings and building improvements	$33,760	$31,159
Leasehold improvements	19,512	13,962
Data processing equipment and software	28,861	27,538
Machinery, equipment, furniture and fixtures	52,106	45,442
	134,239	118,101
Accumulated depreciation	(81,005)	(65,346)
	$53,234	$52,755

Accrued expenses and other current liabilities:
Wages and benefits	$19,166	$21,498
Accrued customer obligations (2)	9,215	8,999
Commissions and professional fees	3,880	1,961
Deferred Rent	2,450	2,161
Severance	1,645	1,067
Other	9,615	8,045
	$45,971	$43,731

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

NOTE 4: BUSINESS COMBINATIONS
On January 9, 2015, Kulicke & Soffa Holdings B.V. (“KSH”), the Company's wholly owned subsidiary, acquired all of the outstanding equity interests of Assembléon.
The cash purchase price of approximately $97.4 million (EUR 80 million) consisted of $72.5 million for 100% of the equity of Assembléon and $24.9 million which was used by Assembléon to settle intercompany loans with its parent company.
The acquisition of Assembléon was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method. The Company has estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period on January 9, 2016. Any changes in these estimates may have a material impact on our Consolidated Results of Operations or Consolidated Balance Sheets. As of October 3, 2015, $13.5 million (EUR 12 million) was held in escrow for a period of eighteen months from the acquisition date as security pending the completion of Assembleon Holding B.V.'s obligations as seller under the Agreement.
The following table summarizes the allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date and related useful lives of the finite-lived intangible assets acquired:

(in thousands)	January 9, 2015
Accounts receivable	9,941
Inventories	19,861
Prepaid expenses and other current assets	2,322
Deferred tax asset	157
Property, plant and equipment	531
Intangibles	61,463
Goodwill	39,726
Deferred income taxes	638
Accounts payable	(14,386)
Borrowings financial institutions	(9,491)
Accrued expenses and other current liabilities	(10,561)
Income taxes payable	(1,933)
Deferred tax liabilities	(5,115)
Total purchase price, net of cash acquired	$93,153
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
In connection with the acquisition of Assembléon, the Company recorded deferred tax liabilities relating to the acquired intangible assets, which are partially offset by the net amount of acquired net operating losses. The net amount of acquired net operating

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

losses is comprised of net operating losses less the tax reserves and valuation allowance. The Company has recorded long-term income tax payable due to uncertain tax positions with respect to certain Assembléon entities.
For the year ended October 3, 2015, the acquired business contributed revenue of $59.3 million and net loss of $2.0 million.
During fiscal 2015, the Company incurred $0.9 million of expenses related to the acquisition, which is included within selling, general and administrative expense in the consolidated statements of income.
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
The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations:

	Fiscal
(in thousands)	2015	2014
Revenue	$562,754	$590,080
Net income / (loss)	45,303	60,920
Basic income per common share	0.60	0.80
Diluted income per common share	0.60	0.79

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of its business outlook processes. The Company performed its annual impairment test in the fourth quarter of fiscal 2015 and concluded that no impairment charge was required. During the     year ended October 3, 2015, the Company reviewed the qualitative factors to ascertain if a “triggering” event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred in fiscal 2015.
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
The acquisition was completed on January 9, 2015. Upon acquisition, Assembléon became a wholly owned subsidiary of the Company. The following table summarizes the Company's recorded goodwill as of October 3, 2015:

As of
(in thousands)	October 3, 2015
Balance at September 27, 2014	$41,546
Acquired in business combination	39,726
Balance at October 3, 2015	$81,272

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of October 3, 2015 and September 27, 2014:

	As of		Average estimated
(dollar amounts in thousands)	October 3, 2015	September 27, 2014	useful lives (in years)
Developed technology	$33,200	$33,200	7.0 to 15.0
Acquired in business combination	40,880	—
Accumulated amortization	(35,244)	(28,458)
Net developed technology	$38,836	$4,742

Customer relationships	$19,300	$19,300	5.0 to 6.0
Acquired in business combination	17,668	—
Accumulated amortization	(21,509)	(19,300)
Net customer relationships	$15,459	$—

Trade and brand names	$4,600	$4,600	7.0 to 8.0
Acquired in business combination	2,915	—
Accumulated amortization	(4,339)	(3,451)
Net trade and brand names	$3,176	$1,149

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	$—	$—

Net intangible assets	$57,471	$5,891

The following table reflects estimated annual amortization expense related to intangible assets as of October 3, 2015:

As of
(in thousands)	October 3, 2015
Fiscal 2016	$6,660
Fiscal 2017	6,086
Fiscal 2018	6,086
Fiscal 2019	6,086
Fiscal 2020 and thereafter	32,553
Total amortization expense	$57,471

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6: CASH AND CASH EQUIVALENTS
Cash equivalents and short-term investments consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash and cash equivalents consisted of the following as of October 3, 2015:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$105,617	$—	$—	$105,617
Cash equivalents
Money market funds	155,715	—	—	155,715
Time deposits	237,282	—	—	237,282
Total cash and cash equivalents	$498,614	$—	$—	$498,614
Cash and cash equivalents consisted of the following as of September 27, 2014:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$130,668	$—	$—	$130,668
Cash equivalents
Money market funds	295,529	—	—	295,529
Time deposits	132,284	—	—	132,284
Commercial paper	29,500	—	—	29,500
Total cash and cash equivalents	$587,981	$—	$—	$587,981
Short-term investments
Time deposits	9,105	—	—	9,105
Total short-term investments	9,105	—	—	9,105
Total cash, cash equivalents and short-term investments	$597,086	$—	$—	$597,086

NOTE 7: FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the year ended October 3, 2015.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant equipment are carried at cost unless impairment is deemed to have occurred.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments
Amounts reported as cash and equivalents, short-term investments, accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value.The fair value of our financial assets and liabilities at October 3, 2015 was determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$105,617	$105,617	$—	$—
Cash equivalents
Money market funds	155,715	155,715	—	—
Time deposits	237,282	237,282	—	—
Total assets	$498,614	$498,614	$—	$—
The fair value of our financial assets and liabilities at September 27, 2014 was determined using the following inputs:

(dollar amounts in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$130,668	$130,668	$—	$—
Cash equivalents
Money market funds	295,529	295,529	—	—
Time deposits	132,284	132,284	—	—
Commercial paper	29,500	29,500	—	—
Short-term investments
Time deposits	9,105	9,105	—	—
Total assets	$597,086	$597,086	$—	$—

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were no outstanding derivative instruments as of October 3, 2015 and September 27, 2014.
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Income for the year ended October 3, 2015 and September 27, 2014 was as follows:

(in thousands)	Fiscal
	2015	2014
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/ gain recognized in OCI, net of tax(1)	$(1,008)	$114
Net (loss)/ gain reclassified from accumulated OCI into income, net of tax(2)	$(1,008)	$114
Net gain recognized in income(3)	$—	$—
(1)Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).
(2)Effective portion classified as selling, general and administrative expense.
(3)Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

NOTE 9: DEBT AND OTHER OBLIGATIONS
Financing Obligation
On December 1, 2013, Kulicke & Soffa Pte Ltd. (“Pte”), the Company's wholly owned subsidiary, signed a lease with DBS Trustee Limited as trustee of Mapletree Industrial Trust (the “Landlord”) to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of a building in Singapore as our corporate headquarters, as well as a manufacturing, technology, sales and service center (the “Building”). The lease has a 10 year non-cancellable term (the "Initial Term") and contains options to renew for 2 further 10 -year terms. The annual rent and service charge for the initial term range from $4 million to $5 million Singapore dollars.
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as Property, Plant and Equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term. The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit facility and bank guarantee
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee of $3.4 million Singapore dollars to the Landlord in connection with the lease. The bank guarantee was effective from December 1, 2013 to November 30, 2014. On November 19, 2014, the Company extended the expiration date of the bank guarantee to November 30, 2015 and increased the amount to $3.5 million Singapore dollars.
NOTE 10: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plan
The Company has a 401(k) retirement income plan (the “Plan”) for its employees. Since 2011, matching contributions to the Plan have been made in cash. The Plan allows for employee contributions and matching Company contributions up to 4% or 6% of the employee's contributed amount based upon years of service.
The following table reflects the Company’s matching contributions to the Plan during fiscal 2015 and 2014:

	Fiscal
(in thousands)	2015	2014
Cash	$1,573	$1,278

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the year ended October 3, 2015, the Company repurchased a total of 6.4 million shares of common stock at a cost of $77.9 million. The stock repurchases were recorded in the periods they were delivered, and the payment of $75.7 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transaction is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of October 3, 2015 and September 27, 2014:

	As of
(in thousands)	October 3, 2015	September 27, 2014
(Loss)/Gain from foreign currency translation adjustments	$(161)	$3,199
Unrecognized actuarial loss, Switzerland pension plan, net of tax	(590)	(609)
Switzerland pension plan curtailment	(346)	(346)
Accumulated other comprehensive income	$(1,097)	$2,244
Equity-Based Compensation
As of October 3, 2015, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of October 3, 2015, the Company’s one active plan, the 2009 Equity Plan, had 3.4 million shares of new common stock available for grant to its employees and directors.

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2015, 2014, and 2013 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013
Cost of sales	$393	$344	$295
Selling, general and administrative	9,127	8,906	8,457
Research and development	2,469	2,086	1,918
Total equity-based compensation expense	$11,989	$11,336	$10,670
The following table reflects equity-based compensation expense, by type of award, for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013
Market-based restricted stock	$4,677	$4,960	$4,135
Time-based restricted stock	6,129	5,419	5,545
Performance-based restricted stock	131	131	107
Stock options	3	17	43
Common stock	1,049	809	840
Total equity-based compensation expense	$11,989	$11,336	$10,670
Equity-Based Compensation: employee market-based restricted stock
The following table reflects employee market-based restricted stock activity for fiscal 2015, 2014, and 2013:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Market-based restricted stock outstanding as of September 29, 2012	914	$6,175	1.5
Granted	344			$13.89
Forfeited or expired	(49)
Vested	(124)
Market-based restricted stock outstanding as of September 28, 2013	1,085	$5,913	1.1
Granted	335			$13.46
Forfeited or expired	(19)
Vested	(333)
Market-based restricted stock outstanding as of September 27, 2014	1,068	5,271	1.0
Granted	232			$16.83
Forfeited or expired	(48)
Vested	(674)
Market-based restricted stock outstanding as of October 3, 2015	578	$4,465	1.4

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the assumptions used to calculate compensation expense related to the Company’s performance-based restricted stock issued during fiscal 2015, 2014, and 2013:

	Fiscal
	2015	2014	2013
Grant Price	$14.02	$11.29	$10.49
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	35.48%	44.88%	57.74%
Risk-free interest rate	0.89%	0.69%	0.31%
Equity-Based Compensation: employee time-based restricted stock
The following table reflects employee time-based restricted stock activity for fiscal 2015, 2014, and 2013:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based restricted stock outstanding as of September 29, 2012	1,532	$7,070	1.4
Granted	620			$10.59
Forfeited or expired	(132)
Vested	(804)
Time-based restricted stock outstanding as of September 28, 2013	1,216	$6,028	1.2
Granted	649			$11.48
Forfeited or expired	(52)
Vested	(756)
Time-based restricted stock outstanding as of September 27, 2014	1,057	$6,720	1.4
Granted	484			$14.06
Forfeited or expired	(29)
Vested	(663)
Time-based restricted stock outstanding as of October 3, 2015	849	$7,054	1.6

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: employee performance-based restricted stock
The following table reflects employee performance-based restricted stock activity for fiscal 2015, 2014, and 2013:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)
Performance-based restricted stock outstanding as of September 29, 2012	—	—	0
Granted	57
Performance-based restricted stock outstanding as of September 28, 2013	57	550	4.2
Granted	—
Performance-based restricted stock outstanding as of September 27, 2014	57	419	3.2
Granted	—
Performance-based restricted stock outstanding as of October 3, 2015	57	285	2.2
The following table reflects employee stock option activity for fiscal 2015, 2014, and 2013:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 29, 2012	703	$9.40
Exercised	(101)	$8.96		$292
Forfeited or expired	(40)	$9.59
Options outstanding as of September 28, 2013	562	$9.56
Exercised	(121)	$7.84		$654
Forfeited or expired	(221)	$11.92
Options outstanding as of September 27, 2014	220	$8.14
Exercised	(45)	$8.58		$282
Forfeited or expired	(28)	$7.25
Options outstanding as of October 3, 2015	147	$8.18	2.0	$154
Options vested and expected to vest as of October 3, 2015	147	$8.18	2.0	$154
Options exercisable as of October 3, 2015	147	$8.18	2.0
In the money exercisable options as of October 3, 2015	145			$154
Since 2011, on average, 6.7% of stock options granted by the Company become vested each year, and on average, 21% of stock options granted by the Company are forfeited or expire each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company's stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company's closing stock price on the last trading day of fiscal 2015 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2015, the Company received $0.7 million in cash from the exercise of employee and non-employee director stock options.
As of October 3, 2015, there were no unvested employee stock options.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects outstanding and exercisable employee stock options as of October 3, 2015:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price
3.06 - 7.08	19	4.1	$4.94	19	$4.94
8.43 - 9.64	128	1.7	8.65	128	8.65
	147	2.0	$8.18	147	$8.17
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
The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013
Number of common shares issued	83	63	74
Fair value based upon market price at time of issue	$1,049	$810	$908

The following table reflects non-employee director stock option activity for fiscal 2015, 2014, and 2013:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 29, 2012 and September 28, 2013	135	$11.45		$614
Exercised	(10)	$11.2
Forfeited or expired	(70)	$12.45
Options outstanding as of September 27, 2014	55	$10.22		$225
Exercised	(30)	$10.19
Forfeited or expired	(5)	$6.48
Options outstanding as of October 3, 2015	20	$11.2	0.4	$—
Options vested and expected to vest as of October 3, 2015	20	$11.2	0.4	$—
Options exercisable as of October 3, 2015	20	$11.2	0.4
In the money exercisable options as of October 3, 2015	—			$—
No non-employee director stock options were granted during fiscal 2015, 2014, and 2013.
Pension Plan
The following table reflects the Company's defined benefits pension obligations as of October 3, 2015 and September 27, 2014:

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	As of
(in thousands)	October 3, 2015	September 27, 2014
Switzerland pension obligation	$689	$703
Taiwan pension obligation	1,196	1,323
Total pension obligation	$1,885	$2,026
Other Plans
Some of the Company's other foreign subsidiaries have retirement plans that are integrated with and supplement the benefits provided by laws of the various countries. These other plans are not required to report nor do they determine the actuarial present value of accumulated benefits or net assets available for plan benefits as they are defined contribution plans.

NOTE 11: EARNINGS PER SHARE
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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands, except per share)	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$50,639	$50,639	$62,988	$62,988	$59,358	$59,358
Less: income applicable to participating securities	—	—	—	—	—	—
Net income applicable to common shareholders	$50,639	$50,639	$62,988	$62,988	$59,358	$59,358
DENOMINATOR:
Weighted average shares outstanding - Basic	75,414	75,414	76,396	76,396	75,132	75,132
Stock options		70		117		110
Time-based restricted stock		175		398		512
Market-based restricted stock		—		381		436
Weighted average shares outstanding - Diluted		75,659		77,292		76,190
EPS:
Net income per share - Basic	$0.67	$0.67	$0.82	$0.82	$0.79	$0.79
Effect of dilutive shares		—		$(0.01)		$(0.01)
Net income per share - Diluted		$0.67		$0.81		$0.78

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12: INCOME TAXES
The following table reflects income from continuing operations by location, the provision for income taxes and the effective tax rate for fiscal 2015, 2014, and 2013:

	Fiscal
(dollar amounts in thousands)	2015	2014	2013
United States operations	$4,178	$7,700	$(4,340)
Foreign operations	33,527	69,433	71,008
Income from operations before tax	37,705	77,133	66,668
Income tax (benefit)/expense	(12,934)	14,145	7,310
Net income	$50,639	$62,988	$59,358

Effective tax rate	(34.3)%	18.3%	11.0%
The following table reflects the provision for income taxes from continuing operations for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013
Current:
Federal	$1,459	$843	$(212)
State	76	78	291
Foreign	4,707	5,534	1,732
Deferred:
Federal	(20,250)	5,474	985
State	(10)	5	5
Foreign	1,084	2,211	4,509
Provision for income taxes	$(12,934)	$14,145	$7,310
The following table reflects the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013
Computed income tax expense based on U.S. statutory rate	$13,197	$26,997	$23,334
Effect of earnings of foreign subsidiaries subject to different tax rates	(6,103)	(9,763)	(11,193)
Benefits from foreign approved enterprise zones	(5,855)	(17,423)	(9,626)
Benefits from research and development tax credits (including prior years)	(4,090)	—	—
Change in Permanent Reinvestment Assertion	(19,704)	—	—
Dividend income	—	8,190	—
Effect of permanent items	1,822	(298)	664
Changes in valuation allowance	2,634	(1,820)	1,429
Foreign operations (withholding taxes, deferred taxes on unremitted earnings, US taxation of foreign earnings)	4,904	5,906	1,789
Reserve for uncertain tax positions	886	131	683
State income tax expense	(1,543)	2,241	(734)
Other, net	918	(16)	964
Provision for income taxes	$(12,934)	$14,145	$7,310
Income tax expense for the current year includes approximately $1.0 million, $1.2 million and $0.3 million of taxes payable for deemed distributions from earnings for the years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended October 3, 2015, the Company began executing a business structure reorganization for two groups of its foreign subsidiaries resulting in a change in its permanent reinvestment assertion outside the United States. Approximately $19.7 million of deferred tax liability was reversed and recorded as a tax benefit due to the change in the assertion.
We consider the earnings of certain foreign subsidiaries to be permanently reinvested outside the United States. We have not recorded a deferred tax liability for U.S. federal income taxes of approximately $530.5 million of undistributed earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable, with the exception of a foreign subsidiary where we continue to retain a deferred tax liability for foreign withholding taxes of approximately $14.5 million, as those earnings may be distributed to its immediate foreign parent company.
Undistributed earnings of approximately $27.2 million are not considered to be permanently reinvested outside the United States. As of October 3, 2015, the Company has provided a deferred tax liability of approximately $12.6 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries to the United States.
The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2015 and 2014:

	Fiscal
(in thousands)	2015	2014
Inventory reserves	$641	$692
Other accruals and reserves	3,470	3,713
Net operating loss carryforwards	628	666
Valuation allowance	(613)	(780)
Total short-term deferred tax asset	$4,126	$4,291

Total short-term deferred tax liability	23	106
Net short-term deferred tax asset	$4,103	$4,185

Domestic tax credit carryforwards	$5,035	$688
Net operating loss carryforwards	32,355	27,361
Stock options	525	703
Other	337	400
	38,252	29,152
Valuation allowance	(22,502)	(23,844)
Total long-term deferred tax asset (1)	$15,750	$5,308

Repatriation of foreign earnings, including foreign withholding taxes	$27,101	$43,204
Depreciable assets	16,735	3,013
Prepaid expenses and other	—	300
Total long-term deferred tax liability	$43,836	$46,517
Net long-term deferred tax liability	$28,086	$41,209
Total net deferred tax liability	$23,983	$37,024

(1)	Included in other assets on the Consolidated Balance Sheets are deferred tax assets of $3.2 million and $3.8 million as of October 3, 2015 and September 27, 2014, respectively.
As of October 3, 2015, the Company has foreign net operating loss carryforwards of $102.5 million, domestic state net operating loss carryforwards of $186.0 million, domestic federal net operating loss carryforwards of $3.2 million, and tax credit carryforwards of $7.4 million that will reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in fiscal years 2016 through 2034 with the exception of certain credits and foreign net operating losses that have no expiration date. Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and also limits the utilization of domestic state net operating loss carryforwards to as little as $4.0 million annually, but recent tax law changes may increase this amount in future years. The Company has recorded a valuation allowance against domestic state tax attributes and certain foreign tax attributes, including additional valuation allowance relating to the tax attributes of acquired Assembléon entities.

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
The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013
Unrecognized tax benefit, beginning of year	$7,192	$6,869	$6,186
Additions for tax positions, current year	—	—	—
Additions for tax positions, prior year	5,140	717	2,485
Reductions for tax positions, prior year	(5,231)	(394)	(1,802)
Unrecognized tax benefit, end of year	$7,101	$7,192	$6,869
If recognized, the $6.0 million of unrecognized tax benefit as of October 3, 2015 would impact the Company's effective tax rate.
In fiscal 2015, the Company recorded reserves relating to uncertain tax positions with respect to the acquired business of Assembléon, and has also released tax reserves for research tax credits resulting from a write off of research tax credits carryforwards that had no impact to the statement of operations.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. There were no additional accruals of interest expense on various uncertain tax positions during fiscal 2015 for matters involving jurisdictions where interest is not assessed.
The Company's future effective tax rate would be affected if earnings were lower than anticipated in countries where it is subjected to lower statutory rates and higher than anticipated in countries where it is subjected to higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, changes in assertion for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate.  The Company regularly assesses the effects resulting from these factors to determine the adequacy of its provision for income taxes.
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and/ or settlements of tax examinations. We cannot practicably estimate the financial outcomes of these examinations.
The Company files U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. For the U.S. federal income tax returns and most state tax returns, tax years following fiscal 2001 remain subject to examination as a result of the generation of net operating loss carry-forwards. Currently, the Company is not under any income tax examinations by any U.S. tax authority. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company is currently under income tax examination by tax authorities in certain foreign jurisdictions.
As a result of committing to certain capital investments and employment levels, income from operations in Singapore and Malaysia is subject to reduced tax rates. In connection with Singapore operations, the Company has been granted a decreased effective tax rate of five percent in that jurisdiction until February 1, 2020 subject to the fulfillment of certain continuing conditions. In fiscal 2015, 2014, and 2013, the preferential rate reduced income tax expense by approximately $5.9 million or $0.08 per share, $17.4 million or $0.23 per share and $9.6 million or $0.13 per share, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013
Incentive compensation expense (1)	$10,768	$17,596	$17,194
Rent expense (1)	$5,006	$4,608	$7,765
Warranty and retrofit expense (2)	$2,808	$3,261	$711
(1) Included in selling, general and administrative expense.
(2) Included in cost of sales.

NOTE 14: SEGMENT INFORMATION
The Company operates two reportable segments: Equipment and Expendable Tools. The Equipment segment manufactures and sells a line of ball bonders, heavy wire wedge bonders, advanced packaging and surface mount technology solutions. The Company also services, maintains, repairs and upgrades its equipment. The financial performance of the acquired business has been included in the Equipment segment from January 9, 2015. The Expendable Tools segment manufactures and sells a variety of expendable tools for a broad range of semiconductor packaging applications.
The following table reflects operating information by segment for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013
Net revenue:
Equipment	$472,002	$503,049	$472,567
Expendable Tools	64,469	65,520	62,371
Net revenue	536,471	568,569	534,938
Income from operations:
Equipment	21,618	59,769	52,991
Expendable Tools	15,633	17,215	12,815
Income from operations	$37,251	$76,984	$65,806
The following tables reflect assets, capital expenditures and depreciation expense by segment as of and for fiscal 2015, 2014, and 2013:

	As of
(in thousands)	October 3, 2015	September 27, 2014	September 28, 2013
Segment assets:
Equipment	$828,471	$839,847	$764,793
Expendable Tools	75,995	104,601	98,201
Total assets	$904,466	$944,448	$862,994

	Fiscal
(in thousands)	2015	2014	2013
Capital expenditures:
Equipment	$7,288	$9,560	$11,704
Expendable Tools	2,231	2,841	5,468
Capital expenditures	$9,519	$12,401	$17,172

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fiscal
(in thousands)	2015	2014	2013
Depreciation expense:
Equipment	$6,685	$5,662	$6,936
Expendable Tools	2,404	2,540	2,375
Depreciation expense	$9,089	$8,202	$9,311
 Geographic information
The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013

China	$169,557	$144,134	$124,272
Taiwan	56,610	140,586	150,271
Malaysia	48,825	46,033	23,799
Japan	31,413	34,480	17,680
United States	47,220	31,645	14,652
Philippines	42,575	31,371	30,257
Korea	40,687	31,284	36,949
Hong Kong	15,482	23,709	28,911
Singapore	17,430	21,934	35,833
Vietnam	4,354	11,355	4,639
Thailand	13,852	9,386	9,143
Germany	11,580	8,496	5,822
All other	36,886	34,156	52,710
Total destination sales to unaffiliated customers	$536,471	$568,569	$534,938

	Fiscal
(in thousands)	2015	2014	2013
Long-lived assets:
Singapore	$36,754	$37,169	$32,876
United States	7,429	8,537	8,999
China	7,386	7,295	6,718
Israel	3,701	4,668	5,674
Netherlands	1,421	—	—
Taiwan	794	678	607
All other	870	974	977
Total long-lived assets	$58,355	$59,321	$55,851

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
The following table reflects the reserve for product warranty activity for fiscal 2015, 2014, and 2013:

	Fiscal
(in thousands)	2015	2014	2013
Reserve for product warranty, beginning of period	$1,542	$1,194	$2,412
Addition from business combination	547	—	—
Provision for product warranty	2,614	2,099	1,093
Product warranty costs paid	(2,847)	(1,751)	(2,311)
Reserve for product warranty, end of period	$1,856	$1,542	$1,194
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of October 3, 2015:

		Payments due by fiscal year
(in thousands)	Total	2015	2016	2017	2018	thereafter
Inventory purchase obligation (1)	$80,600	$80,600	$—	$—	$—	$—
Operating lease obligations (2)	30,195	4,874	4,180	3,498	2,956	14,687
Total	$110,795	$85,474	$4,180	$3,498	$2,956	$14,687

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase of the ADL. The building was completed on December 1, 2013 and Pte signed a Lease Agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of October 3, 2015, we recorded a financing obligation related to the Building of $16.5 million (see Note 9 above). The financing obligation is not reflected in the table above.
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2015, 2014, and 2013:

	Fiscal
	2015	2014	2013
Siliconware Precision Industries Ltd.	*	*	11.0%
 * Represents less than 10% of net revenue

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of October 3, 2015 and September 27, 2014:

	As of
	October 3, 2015	September 27, 2014
Haoseng Industrial Co., Ltd	*	21.5%
* Represents less than 10% of total accounts receivable

NOTE 16: SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table reflects selected quarterly financial data for fiscal 2015 and 2014:

	Fiscal 2015 for the Quarter Ended
(in thousands, except per share amounts)	December 27	March 28	June 27	October 3	Fiscal 2015
Net revenue	$107,438	$145,227	$164,634	$119,172	$536,471
Gross profit	54,734	68,570	77,571	58,217	259,092
Income from operations	9,726	9,791	16,086	1,648	37,251
Income tax expense/(benefit)	1,843	1,997	(8,775)	(7,999)	(12,934)
Net income	$7,842	$7,931	$25,039	$9,827	$50,639

Net income per share (1):
Basic	$0.10	$0.10	$0.33	$0.14	0.67
Diluted	$0.10	$0.10	$0.33	$0.13	0.67

Weighted average shares outstanding:
Basic	76,888	76,821	75,420	72,731	75,414
Diluted	77,432	77,570	75,891	72,883	75,659

	Fiscal 2014 for the Quarter Ended
(in thousands, except per share amounts)	December 28	March 29	June 28	September 27	Fiscal 2014
Net revenue	$79,113	$114,206	$180,517	$194,733	$568,569
Gross profit	38,365	57,672	85,157	92,360	273,554
Income from operations	(2,208)	10,111	31,584	37,497	76,984
Income tax (benefit)/expense	(91)	1,087	4,908	8,241	14,145
Net income	$(1,957)	$9,070	$26,616	$29,259	$62,988

Net income per share (1):
Basic	$(0.03)	$0.12	$0.35	$0.38	$0.82
Diluted	$(0.03)	$0.12	$0.34	$0.38	$0.81

Weighted average shares outstanding:
Basic	75,912	76,404	76,596	76,658	76,396
Diluted	75,912	77,021	77,605	77,925	77,292
(1) EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17: SUBSEQUENT EVENTS
On October 14, 2015, the Company entered into foreign exchange forward contracts with notional amount of $18.7 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2015. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2015 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Management evaluated the Company's internal control over financial reporting as of October 3, 2015. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Management's evaluation of internal control over financial reporting as of October 3, 2015 has excluded the evaluation of the effectiveness of internal control over financial reporting related to Assembléon B.V ("Assembléon") because it was acquired in a business combination during the year ended October 3, 2015. As of October 3, 2015, Assembléon represented approximately 4.9% of our consolidated assets. The revenue from Assembléon represented 11.0% of our consolidated revenues for the year ended October 3, 2015. See Note 4 of our Notes to Consolidated Financial Statements for more information.
Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of October 3, 2015, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of October 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our interim Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended October 3, 2015 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE-Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE-Audit Committee” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE- Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERANCE - SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Board Matters” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	46
	Consolidated Balance Sheets as of October 3, 2015 and September 27, 2014	47
	Consolidated Statements of Operations for fiscal 2015, 2014 and 2013	48
	Consolidated Statements of Comprehensive Income for fiscal 2015, 2014 and 2013	49
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2015, 2014 and 2013	50
	Consolidated Statements of Cash Flows for fiscal 2015, 2014 and 2013	51
	Notes to Consolidated Financial Statements	52

(2)	Financial Statements and Schedules:
	Schedule II - Valuation and Qualifying Accounts	86
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

3.2	The Company's Amended and Restated By-Laws, dated October 22, 2015, is incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K dated October 22, 2015.
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

10.16	Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan.*
10.17
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.18
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.19	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2009.*
10.20	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2011.*
10.21	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 2010.*
10.22
Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2010.*

10.23
Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012.*

10.23	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
10.25
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.26
Lease Agreement Variation Letter between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.27	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*

10.28	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.*
10.29	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 18, 2014.*
10.3
Share Sale and Purchase Agreement between Kulicke & Soffa Holdings, B.V. and Assembléon Holding B.V., dated December 29, 2014, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.

10.31
Offer Letter between the Company and Deepak Sood, dated October 25, 2012, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.32
Offer Letter between the Company and Yih Neng Lee, dated June 21, 2013, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.33
Offer Letter between the Company and Irene Lee, dated January 28, 2014, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.34	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2015.*
10.35	Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement.*
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Jonathan Chou, interim Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certification of Jonathan Chou, interim Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 * Indicates a management contract or compensatory plan or arrangement
** Portions of this exhibit have been omitted pursuant to an order granted confidential treatment under the
Securities Exchange Act of 1934 issued by the Securities and Exchange Commission.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts

Fiscal 2015:	Beginning of period	Charged to Costs and Expenses		Other Additions	Other Deductions		End of period

Allowance for doubtful accounts	$143	$478		$—	$—	(1)	$621

Inventory reserve	$13,863	$3,978		$7,696	$(6,464)	(2)	$19,073

Valuation allowance for deferred taxes	$24,624	$2,634	(3)	$—	$—		$27,258

Fiscal 2014:

Allowance for doubtful accounts	$504	$(320)		$—	$(41)	(1)	$143

Inventory reserve	$14,120	$3,060		$—	$(3,317)	(2)	$13,863

Valuation allowance for deferred taxes	$26,444	$(1,820)	(3)	$—	$—		$24,624

Fiscal 2013:

Allowance for doubtful accounts	$937	$(371)		$—	$(62)	(1)	$504

Inventory reserve	$18,617	$3,561		$—	$(8,058)	(2)	$14,120

Valuation allowance for deferred taxes	$25,015	$1,429	(3)	$—	$—		$26,444

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects increase/decrease in the valuation allowance primarily associated with the Company's U.S. and foreign net operating losses and other deferred tax assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ JONATHAN CHOU
Jonathan Chou
Interim Chief Executive Officer

Dated:	November 18, 2015

Signature	Title	Date

/s/ JONATHAN CHOU	Senior Vice President, Interim Chief Executive Officer, and Chief Financial Officer	November 18, 2015
Jonathan Chou	(principal executive officer, principal financial officer and principal accounting officer)

/s/ GARRETT E. PIERCE	Director	November 18, 2015
Garrett E. Pierce

/s/ BRIAN R. BACHMAN	Director	November 18, 2015
Brian R. Bachman

/s/ CHIN HU LIM	Director	November 18, 2015
Chin Hu Lim

/s/ GREGORY F. MILZCIK	Director	November 18, 2015
Gregory F. Milzcik

/s/ MUI SUNG YEO	Director	November 18, 2015
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 18, 2015
Peter T. Kong

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
3.1
The Company's Amended and Restated Articles of Incorporation, dated December 5, 2007, is incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, SEC file number 000-00121.

3.2	The Company's Amended and Restated By-Laws, dated October 22, 2015, is incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K dated October 22, 2015.
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

10.16	Form of Officer Restricted Share Unit Award Agreement regarding the 2009 Equity Plan.*
10.17
Kulicke & Soffa Industries, Inc. Executive Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.18
Kulicke & Soffa Industries, Inc. Officer Severance Pay Plan, dated as of August 9, 2011, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 12, 2011.*

10.19	Form of Change of Control Agreement, dated as of March 25, 2009, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2009.*
10.2	Form of Change of Control Agreement, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 12, 2011.*
10.21	Offer Letter between the Company and Bruno Guilmart dated August 6, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 6, 2010.*
10.22
Offer Letter between the Company and Jonathan H. Chou, dated November 16, 2010, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2010.*

10.23
Form of Officer Strategic Performance Share Unit Award Agreement regarding the 2009 Equity Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012.*

10.24	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2013.*
10.25
Lease Agreement between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.26
Lease Agreement Variation Letter between DBS Trustee Limited, as trustee of Mapletree Industrial Trust, and the Kulicke & Soffa Pte. Ltd, dated December 1, 2013, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013.

10.27	Form of Officer Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013.*
10.28	Amended and Restated Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 8, 2014.*
10.29	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 18, 2014.*
10.30
Share Sale and Purchase Agreement between Kulicke & Soffa Holdings, B.V. and Assembléon Holding B.V., dated December 29, 2014, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.

10.31
Offer Letter between the Company and Deepak Sood, dated October 25, 2012, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.32
Offer Letter between the Company and Yih Neng Lee, dated June 21, 2013, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.33
Offer Letter between the Company and Irene Lee, dated January 28, 2014, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2014.*

10.34	Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2015.*
10.35	Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement.*
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Jonathan Chou, interim Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certification of Jonathan Chou, interim Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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