Form 10-Q
period 2016-01-02
KULICKE & SOFFA INDUSTRIES INC
filed 2016-02-04
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

As of February 1, 2016, there were 70,363,966 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

January 2, 2016

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	January 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$492,935	$498,614
Accounts and notes receivable, net of allowance for doubtful accounts of $621 and $621 respectively	108,628	108,596
Inventories, net	69,648	79,096
Prepaid expenses and other current assets	17,340	16,937
Deferred income taxes	—	4,126
Total current assets	688,551	707,369

Property, plant and equipment, net	52,076	53,234
Goodwill	81,272	81,272
Intangible assets	55,805	57,471
Other assets	6,388	5,120
TOTAL ASSETS	$884,092	$904,466

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,741	$25,521
Accrued expenses and other current liabilities	36,810	45,971
Income taxes payable	1,353	2,442
Total current liabilities	71,904	73,934

Financing obligation	16,508	16,483
Deferred income taxes	29,455	33,958
Other liabilities	11,219	10,842
TOTAL LIABILITIES	$129,086	$135,217

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 83,146 and 82,643, respectively; outstanding 70,503 and 71,240 shares, respectively	492,226	492,339
Treasury stock, at cost, 12,643 and 11,403 shares, respectively	(137,696)	(124,856)
Retained earnings	402,772	402,863
Accumulated other comprehensive income	(2,296)	(1,097)
TOTAL SHAREHOLDERS' EQUITY	$755,006	$769,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$884,092	$904,466
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended
	January 2, 2016	December 27, 2014
Net revenue	$108,534	$107,438
Cost of sales	58,113	52,704
Gross profit	50,421	54,734
Selling, general and administrative	27,932	25,427
Research and development	24,194	19,581
Operating expenses	52,126	45,008
(Loss) / Income from operations	(1,705)	9,726
Interest income	622	262
Interest expense	(273)	(303)
(Loss) / Income from operations before income taxes	(1,356)	9,685
Income tax (benefit) / expense	(1,265)	1,843
Net (loss) / income	$(91)	$7,842

Net (loss) / income per share:
Basic	$—	$0.10
Diluted	$—	$0.10

Weighted average shares outstanding:
Basic	70,738	76,888
Diluted	70,738	77,432

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended
	January 2, 2016	December 27, 2014
Net (loss) / income	$(91)	$7,842
Other comprehensive income:
Foreign currency translation adjustment	(1,130)	(679)
Unrecognized actuarial loss, Switzerland pension plan, net of tax	28	—
	(1,102)	(679)

Derivatives designated as hedging instruments:
Unrealized loss on derivative instruments, net of tax	(187)	(640)
Reclassification adjustment for loss on derivative instruments recognized, net of tax	89	248
Net decrease from derivatives designated as hedging instruments, net of tax	(98)	(392)

Total other comprehensive loss	(1,200)	(1,071)

Comprehensive (loss) / income	$(1,291)	$6,771
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three months ended
	January 2, 2016	December 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(91)	$7,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,051	3,556
Equity-based compensation and employee benefits	62	3,435
Excess tax benefits from stock-based compensation arrangements	(363)	—
Adjustment for doubtful accounts	—	143
Adjustment for inventory valuation	1,357	169
Deferred taxes	(1,989)	351
Gain on disposal of property, plant and equipment	(37)	—
Unrealized foreign currency transactions	(1,510)	(1,569)
Changes in operating assets and liabilities:
Accounts and notes receivable	7	49,302
Inventory	8,077	(2,903)
Prepaid expenses and other current assets	(417)	4,009
Accounts payable, accrued expenses and other current liabilities	(623)	(18,172)
Income taxes payable	(1,080)	169
Other, net	250	110
Net cash provided by operating activities	7,694	46,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,727)	(2,546)
Proceeds from sales of property, plant and equipment	115	—
Purchase of short-term investments	—	(1,630)
Net cash used in investing activities	(1,612)	(4,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(125)	(81)
Proceeds from exercise of common stock options	177	98
Repurchase of common stock	(12,840)	(7,638)
Excess tax benefits from stock-based compensation arrangements	363	—
Net cash used in financing activities	(12,425)	(7,621)
Effect of exchange rate changes on cash and cash equivalents	664	(36)
Changes in cash and cash equivalents	(5,679)	34,609
Cash and cash equivalents at beginning of period	498,614	587,981
Cash and cash equivalents at end of period	$492,935	$622,590

CASH PAID FOR:
Interest	$273	$303
Income taxes	$1,873	$956
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
The interim consolidated financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of October 3, 2015 and September 27, 2014, and the related Consolidated Statements of Operations, Statements of Other Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended October 3, 2015. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30th. Fiscal 2016 quarters end on January 2, 2016, April 2, 2016, July 2, 2016 and October 1, 2016. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2015 quarters ended on December 27, 2014, March 28, 2015, June 27, 2015 and October 3, 2015.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of January 2, 2016 and October 3, 2015 consisted primarily of short-term investments and trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of January 2, 2016 and October 3, 2015, fair value approximated the cost basis for cash equivalents.
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
Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or net realizable value. In the fourth quarter of 2015, we adopted Accounting Standard Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory be measured at the lower of cost or net realizable value rather than the lower of cost or market. The adoption of this standard did not have a material impact on our financial statements.
The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for spare parts, and 12 months forecasted future consumption for expendable tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. The Company communicates forecasts of its future consumption to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or net realizable value, based upon assumptions about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
Inventory reserve provision for certain subsidiaries is determined based on management's estimate of future consumption for equipment and spare parts. This estimate is based on historical sales volumes, internal projections and market developments and trends.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

expected to result from the use and eventual disposition of the asset or asset group. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group must incorporate the entity's own assumptions about its use of the asset or asset group and must factor in all available evidence.
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; and significant changes in market capitalization. During the three months ended January 2, 2016, no triggering events occurred.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded for the acquisitions of Orthodyne Electronics Corporation ("Orthodyne") and Assembléon in 2009 and 2015, respectively.
We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three months ended January 2, 2016, no triggering events occurred.
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
For further information on goodwill and other intangible assets, see Note 6 below.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Income Taxes
In accordance with ASC No. 740, Income Taxes, deferred income taxes are determined using the liability method. The Company records a valuation allowance to reduce its deferred tax assets to the amount it expects is more likely than not to be realized. While the Company has considered future taxable income and its ongoing tax planning strategies in assessing the need for the valuation allowance, if it were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period when such determination was made. Likewise, should the Company determine it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period when such determination was made.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 (our fiscal 2018), with early adoption allowed. As of October 3, 2015, we had deferred taxes that were classified as current and noncurrent. During the first quarter of fiscal 2016, we elected to prospectively adopt ASU 2015-17, thus reclassifying current deferred taxes to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated results of income and comprehensive income. As of January 2, 2016, $1.3 million and $2.8 million of the net current deferred tax assets have been classified as long-term deferred tax assets and as an offset against long-term deferred tax liabilities, respectively.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: REVISION OF PREVIOUSLY REPORTED INCOME TAXES AND DEFERRED TAX LIABILITIES
In the first quarter of 2016, the Company identified an error related to the income tax expense and related deferred income tax liabilities accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. The adjustment relates to the local taxes in a foreign jurisdiction that resulted in an increased provision for income taxes expense and deferred income tax liabilities that should have been recorded prior to fiscal 2014.
The Company determined that this error was not material to any of the Company’s prior annual and interim period consolidated financial statements and therefore, amendments of previously filed reports were not required. However, the Company determined that the impact of the correction may be considered material to the estimated income for the fiscal 2016. As such, a revision for the correction is reflected in the financial information of the applicable prior periods in this Form 10-Q filing and disclosure of the revised amount on other prior periods will be reflected in future filings covering the applicable period. The error resulted in a cumulative correction to beginning retained earnings and deferred tax liabilities of $2.6 million on the Consolidated Balance Sheet as of October 3, 2015. Since the error relates to financial periods prior to fiscal 2014, there was no impact to the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Cash Flows for the three months ended January 2, 2016 and December 27, 2014.
The impact of this revision for period presented within this quarterly report on Form 10-Q are shown in the table below:
CONSOLIDATED BALANCE SHEET

	As at October 3, 2015
	As previously reported	Adjustment	As Revised
Deferred income taxes	31,316	2,642	33,958
TOTAL LIABILITIES	$132,575	$2,642	$135,217

Retained earnings	405,505	(2,642)	402,863
TOTAL SHAREHOLDERS' EQUITY	$771,891	$(2,642)	$769,249

NOTE 3: RESTRUCTURING
On September 29, 2015, the Company implemented a plan to streamline its global operations and functions. As part of this plan, our workforce was reduced by 45 employees.
The following table reflects severance activity during the three months ended January 2, 2016:

Three months ended
(in thousands)	January 2, 2016
Accrual for estimated severance and benefits, beginning of period (1)	1,538
Provision for severance and benefits (2)	615
Payment of severance and benefits	(1,488)
Accrual for estimated severance and benefits, end of period (1)	665

(1)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

(2)	Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of January 2, 2016 and October 3, 2015:

	As of
(in thousands)	January 2, 2016	October 3, 2015
Inventories, net:
Raw materials and supplies	$18,888	$23,541
Work in process	19,297	24,110
Finished goods	51,046	50,518
	89,231	98,169
Inventory reserves	(19,583)	(19,073)
	$69,648	$79,096
Property, plant and equipment, net:
Buildings and building improvements	$33,699	$33,760
Leasehold improvements	19,428	19,512
Data processing equipment and software	28,694	28,861
Machinery, equipment, furniture and fixtures	52,569	52,106
	134,390	134,239
Accumulated depreciation	(82,314)	(81,005)
	$52,076	$53,234
Accrued expenses and other current liabilities:
Wages and benefits	$13,310	$19,166
Accrued customer obligations (1)	7,430	9,215
Commissions and professional fees	3,015	3,880
Deferred rent	2,448	2,450
Severance (2)	1,975	1,645
Other	8,632	9,615
	$36,810	$45,971

(1)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(2)
Includes the restructuring plan discussed in Note 3, $1.2 million of severance payable in connection with the October 2015 retirement of the Company's CEO, and other severance payments which are not part of the Company's plan to streamline its global operations and functions.

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
The acquisition of Assembléon was accounted for in accordance with ASC No. 805, Business Combinations, using the acquisition method. On January 9, 2016, the Company finalized the valuation of the tangible and identifiable intangible assets and liabilities in connection with the acquisition of Assembléon and no further adjustment was recorded.
As of January 2, 2016, $13.5 million (EUR 12 million) was held in escrow for a period of eighteen months from the acquisition date as security pending the completion of Assembleon Holding B.V.'s obligations as seller under the Agreement.
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
In connection with the acquisition of Assembléon, the Company recorded deferred tax liabilities relating to the acquired intangible assets, which is partially offset by the net amount of acquired net operating losses. The net amount of acquired net operating losses is comprised of net operating losses less the tax reserves and valuation allowance. The Company has recorded long-term income tax payable due to uncertain tax positions with respect to certain Assembléon entities.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of its business outlook processes. The Company performed its annual impairment test in the fourth quarter of fiscal 2015 and concluded that no impairment charge was required. During the three months ended January 2, 2016, the Company reviewed the qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
In 2009, the Company recorded goodwill when it acquired Orthodyne and added wedge bonder products to its business.
On January 9, 2015, KSH, the Company's wholly owned subsidiary, acquired all of the outstanding equity interests of Assembléon in an all cash transaction for approximately $97.4 million (EUR 80 million). Assembléon, together with its subsidiaries, offers assembly equipment, processes and services for the automotive, industrial, and advanced packaging markets. The acquisition expanded the Company's presence in automotive, industrial and advanced packaging markets.
The following table summarizes the Company's recorded goodwill as of January 2, 2016 and October 3, 2015:

	As of
(in thousands)	January 2, 2016	October 3, 2015
Goodwill	$81,272	81,272
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of January 2, 2016 and October 3, 2015:

	As of		Average estimated
(in thousands)	January 2, 2016	October 3, 2015	useful lives (in years)
Developed technology	$74,080	$74,080	7.0 to 15.0
Accumulated amortization	(35,925)	(35,244)
Net developed technology	$38,155	$38,836

Customer relationships	$36,968	$36,968	5.0 to 6.0
Accumulated amortization	(22,245)	(21,509)
Net customer relationships	$14,723	$15,459

Trade and brand names	$7,515	$7,515	7.0 to 8.0
Accumulated amortization	(4,588)	(4,339)
Net trade and brand name	$2,927	$3,176

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$55,805	$57,471

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of January 2, 2016:

As of
(in thousands)	January 2, 2016
Remaining fiscal 2016	$4,994
Fiscal 2017	6,086
Fiscal 2018	6,086
Fiscal 2019	6,086
Fiscal 2020 and onwards	32,553
Total amortization expense	$55,805

NOTE 7: CASH AND CASH EQUIVALENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash and cash equivalents consisted of the following as of January 2, 2016:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$140,720	$—	$—	$140,720
Cash equivalents:
Money market funds	58,481	—	—	58,481
Time deposits	293,734	—	—	293,734
Total cash and cash equivalents	$492,935	$—	$—	$492,935
Cash and cash equivalents consisted of the following as of October 3, 2015:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$105,617	$—	$—	$105,617
Cash equivalents:
Money market funds	155,715	—	—	155,715
Time deposits	237,282	—	—	237,282
Total cash and cash equivalents	$498,614	$—	$—	$498,614

NOTE 8: FAIR VALUE MEASURMENTS
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended January 2, 2016.

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
The fair values of our financial assets and liabilities at January 2, 2016 were determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$140,720	$140,720	$—	$—
Cash equivalents:
Money market funds	58,481	58,481	—	—
Time deposits	293,734	293,734	—	—
Total assets	$492,935	$492,935	$—	$—
The fair values of our financial assets and liabilities at October 3, 2015 were determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$105,617	$105,617	$—	$—
Cash equivalents
Money market funds	155,715	155,715	—	—
Time deposits	237,282	237,282	—	—
Total assets	$498,614	$498,614	$—	$—

NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

There were no outstanding derivative instruments as of October 3, 2015. The fair value of derivative instruments on our Consolidated Balance Sheet as of January 2, 2016 was as follows:

	As of
(in thousands)	January 2, 2016
	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$7,937	$98
Total derivatives	$7,937	$98

(1)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Balance Sheet.

(2)	Hedged amounts expected to be recognized to income within the next twelve months.
The effects of derivative instruments designated as cash flow hedges in our Consolidated Statements of Income for the three months ended January 2, 2016 and December 27, 2014 are as follows:

(in thousands)	Three months ended
	January 2, 2016	December 27, 2014
Foreign exchange forward contract in cash flow hedging relationships:
Net loss recognized in OCI, net of tax(1)	$(187)	$(640)
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(89)	$(249)
Net gain recognized in income(3)	$—	$—
(1)Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).
(2)Effective portion classified as selling, general and administrative expense.
(3)Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

NOTE 10: DEBT AND OTHER OBLIGATIONS
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Credit Facility and Bank Guarantee
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee to the Landlord in connection with the lease. As of January 2, 2016, the outstanding bank guarantee is $3.5 million Singapore dollars.
NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plan
The Company has a 401(k) retirement income plan (the “Plan”) for its employees. The Plan allows for employee contributions and matching Company contributions up to 4% or 6% of the employee's contributed amount based upon years of service.
The following table reflects the Company’s matching contributions to the Plan during the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands)	January 2, 2016	December 27, 2014
Cash	$393	$295
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended January 2, 2016, the Company repurchased a total of 1.2 million shares of common stock at a cost of $12.8 million. The stock repurchases were recorded in the periods they were delivered, and the payment of $12.8 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of January 2, 2016 and October 3, 2015:

	As of
(in thousands)	January 2, 2016	October 3, 2015
Loss from foreign currency translation adjustments	$(1,291)	$(161)
Unrecognized actuarial loss Switzerland pension plan, net of tax	(561)	(590)
Switzerland pension plan curtailment	(346)	(346)
Unrealized loss on hedging	(98)	—
Accumulated other comprehensive loss	$(2,296)	$(1,097)

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Equity-Based Compensation
As of January 2, 2016, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Plans”). Under these Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of January 2, 2016, the Company’s one active plan, the 2009 Equity Plan, had 2.9 million shares of common stock available for grant to its employees and directors.

•
Market-based restricted stock entitles the employee to receive common shares of the Company on the award vesting date, if market performance objectives that measure relative total shareholder return (“TSR”) are attained. Relative TSR is calculated based upon the 90 -calendar day average price of the Company's stock as compared to specific peer companies that comprise the GICS (45301020) Semiconductor Index. TSR is measured for the Company and each peer company over a performance period, which is generally three years. Vesting percentages range from 0% to 200% of awards granted. The provisions of the market-based restricted stock are reflected in the grant date fair value of the award; therefore, compensation expense is recognized regardless of whether the market condition is ultimately satisfied. Compensation expense is reversed if the award is forfeited prior to the vesting date.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended January 2, 2016 and December 27, 2014 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(shares in thousands)	January 2, 2016	December 27, 2014
Market-based restricted stock	166	232
Time-based restricted stock	571	472
Common stock	—	13
Equity-based compensation in shares	737	717
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands)	January 2, 2016	December 27, 2014
Cost of sales	$128	$128
Selling, general and administrative (1)	(770)	2,499
Research and development	704	808
Total equity-based compensation expense	$62	$3,435
(1) The selling, general and administrative expense for the three months ended January 2, 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects equity-based compensation expense, by type of award, for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands)	January 2, 2016	December 27, 2014
Market-based restricted stock	$(1,381)	$1,350
Time-based restricted stock	1,486	1,869
Performance-based restricted stock	(43)	33
Stock options	—	3
Common stock	—	180
Total equity-based compensation expense (1)	$62	$3,435
(1) The equity-based compensation expense for the three months ended January 2, 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. For the three months ended January 2, 2016, 0.1 million shares of restricted stock were excluded due to the Company's net loss.
The following table reflects a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands, except per share)	January 2, 2016		December 27, 2014
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net (loss) / income	$(91)	$(91)	$7,842	$7,842
DENOMINATOR:
Weighted average shares outstanding - Basic	70,738	70,738	76,888	76,888
Stock options		—		94
Time-based restricted stock		—		213
Market-based restricted stock		—		237
Weighted average shares outstanding - Diluted		70,738		77,432
EPS:
Net income per share - Basic	$—	$—	$0.10	$0.10
Effect of dilutive shares		—		—
Net income per share - Diluted		$—		$0.10

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 13: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(dollar amounts in thousands)	January 2, 2016	December 27, 2014
(Loss) / Income from operations before income taxes	$(1,356)	$9,685
Income tax (benefit) / expense	(1,265)	1,843
Net (loss) / income	$(91)	$7,842

Effective tax rate (benefit)	(93.3)%	19.0%
For the three months ended January 2, 2016, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, tax benefits from domestic research expenditures, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, an increase in valuation allowance against certain foreign deferred tax assets and foreign withholding taxes.
For the three months ended December 27, 2014, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, other U.S. deferred taxes and foreign withholding taxes.
The effective tax rate (benefit) for the period ended January 2, 2016 of (93.3)% reflects a year-to-date tax benefit of $(1.3) million on a year-to-date loss of $(1.4) million. The effective tax rate for the period ended December 27, 2014 of 19.0% reflects a year-to-date tax expense of $1.8 million on a year-to-date income of $9.7 million. The tax benefit for the period ended January 2, 2016 of $(1.3) million differed from the tax expense for the period ended December 27, 2014 of $1.8 million was primarily due to higher profits in foreign jurisdiction with lower tax rate and an increase in tax benefit from research and development expenditures. On December 18, 2015, the U.S. federal research tax credits have been permanently extended which resulted in the Company recording a discrete tax benefit for the period ended January 2, 2016.
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
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. The Company is currently under income tax examination by tax authorities in certain foreign jurisdictions.

NOTE 14: SEGMENT INFORMATION
The Company operates two reportable segments: Equipment and Expendable Tools. The Equipment segment manufactures and sells a line of ball bonders, wedge bonders, advanced packaging and surface mount technology solutions. The Company also services, maintains, repairs and upgrades its equipment. The Expendable Tools segment manufactures and sells a variety of expendable tools for a broad range of semiconductor packaging applications.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects operating information by segment for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands)	January 2, 2016	December 27, 2014
Net revenue:
Equipment	$92,974	$90,956
Expendable Tools	15,560	16,482
Net revenue	108,534	107,438
Income from operations:
Equipment	(6,426)	5,446
Expendable Tools	4,721	4,280
Income from operations	$(1,705)	$9,726
The following table reflects assets by segment as of January 2, 2016 and October 3, 2015:

	As of
(in thousands)	January 2, 2016	October 3, 2015
Segment assets:
Equipment	$799,245	$828,471
Expendable Tools	84,847	75,995
Total assets	$884,092	$904,466
The following tables reflect capital expenditures and depreciation expense for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands)	January 2, 2016	December 27, 2014
Capital expenditures:
Equipment	$1,071	$1,736
Expendable Tools	323	517
Capital expenditures	$1,394	$2,253

	Three months ended
(in thousands)	January 2, 2016	December 27, 2014
Depreciation expense:
Equipment	$1,806	$1,585
Expendable Tools	579	642
Depreciation expense	$2,385	$2,227

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects the reserve for product warranty activity for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands)	January 2, 2016	December 27, 2014
Reserve for product warranty, beginning of period	$1,856	$1,542
Provision for product warranty	386	199
Product warranty costs paid	(625)	(526)
Reserve for product warranty, end of period	$1,617	$1,215
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of January 2, 2016:

		Payments due by fiscal year
(in thousands)	Total	2016	2017	2018	2019	thereafter
Inventory purchase obligation (1)	$104,808	$104,808	$—	$—	$—	$—
Operating lease obligations (2)	30,508	3,680	4,392	3,704	3,435	15,297
Total	$135,316	$108,488	$4,392	$3,704	$3,435	$15,297

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase of the ADL. The building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of January 2, 2016, we recorded a financing obligation related to the Building of $16.5 million (see Note 10 above). The financing obligation is not reflected in the table above.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
	January 2, 2016	December 27, 2014
Haoseng Industrial Co., Ltd	16.5%	*
* Represents less than 10% of net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of January 2, 2016 and December 27, 2014:

	As of
	January 2, 2016	December 27, 2014
Haoseng Industrial Co., Ltd	21.7%	19.0%

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 16: SUBSEQUENT EVENTS
On January 9, 2016, the Company finalized the valuation of the tangible and identifiable intangible assets and liabilities in connection with the acquisition of Assembléon and no further adjustment was recorded.

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
Our Expendable Tools segment has historically been less volatile than our Equipment segment. Expendable Tools sales are more directly tied to semiconductor unit consumption rather than capacity requirements and production capability improvements.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of January 2, 2016, our total cash and cash equivalents were $492.9 million, a $5.7 million decrease from the prior fiscal year end (related primarily to our common stock repurchase program, offset in part by working capital changes since the prior year end). We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended January 2, 2016, the Company repurchased a total of 1.2 million shares of common stock at a cost of $12.8 million under the Program. As of January 2, 2016, our remaining stock repurchase authorization under the Program was approximately $8.7 million.
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
Technology Leadership
We compete largely by offering our customers among the most advanced equipment and expendable tools available for the interconnect processes. Our equipment is typically the most productive and has the highest levels of process capability, and as a result, we believe it has a lower cost of ownership compared to other equipment in its market. Our expendable tools are designed to optimize the performance of the equipment in which they are used. We believe our technology leadership contributes to the strong market positions of our ball bonder, wedge bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enables our customers to handle the leading technologies in terms of bond pad pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our extended large bondable area (“ELA”) configured machines. This ELA option is now available on all of our Power Series (“PS”) models and allows our customers to gain added efficiencies and to reduce the cost of packaging.
We also leverage the technology leadership of our equipment by optimizing our bonder platforms, and we deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms to address opportunities in memory assembly, in particular for NAND Flash storage. We expect the growth in the memory market to be in the solid-state drive.
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, superior indexing accuracy and teach mode. We have also completed the design and development of our next generation hybrid wedge bonder, Asterion. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us in maintaining our leadership position in the wedge bonding market and increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and some have yielded results.
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

Products and Services
We supply a range of bonding equipment and expendable tools. The following table reflects net revenue by business segment for the three months ended January 2, 2016 and December 27, 2014, respectively:

	Three months ended
	January 2, 2016		December 27, 2014
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$92,974	85.7%	$90,956	84.7%
Expendable Tools	15,560	14.3%	16,482	15.3%
	$108,534	100.0%	$107,438	100.0%

Equipment Segment
We manufacture and sell a line of ball bonders, wafer level bonders, wedge bonders, advanced packaging and surface mount technology equipment that are sold to semiconductor device manufacturers, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wafer level bonders mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues. We believe our equipment offers competitive advantages by providing customers with high productivity/throughput, superior package quality/process control, and, as a result, a lower cost of ownership.

Our principal Equipment segment products include:

Business Line	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS series (2) (3) (4)	Advanced and ultra fine pitch applications

	IConnPS ProCu series (2) (3)	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS ProCu PLUS series (2) (3) (4)	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS MEM PLUS series (2) (3) (4)	Memory applications

	ConnXPS PLUS series (2) (3) (4)	High productivity bonder for low-to-medium pin count applications

	ConnXPS LED ConnXPS LED PLUS	LED applications

	AT Premier PLUS	Advanced wafer level bonding application

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	7200PLUS	Power semiconductors using either aluminum wire or PowerRibbon®

	7200HD	Smaller power packages using either aluminum wire or PowerRibbon®

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	AsterionTM	Power hybrid and automotive modules with extended area using heavy and thin aluminum

(1) Power Series (“PS”)
(2) Standard version
(3) Large area version
(4) Extended large area version

Business Line	Product Name (1)	Typical Served Market

Advanced Packaging and Surface Mount Technology	APAMA C2S (APLR)	Thermo-compression for chip-to-substrate, chip-to-chip and high accuracy flip chip ("HA FC") bonding applications

	APAMA C2W (APLR)	Thermo-compression for chip-to-wafer, HA FC and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

	Hybrid Series (APMR)	Advanced packages assembly applications requiring high throughput such as flip chip, WLP, FOWLP, embedded die, SiP, package-on-package ("POP"), and modules

	iX Series (SMT)	Advanced SMT applications requiring extremely high output of passive and active components

	iFlex Series (SMT)	Advanced SMT applications requiring multi-lane or line balancing solutions for standard or oddform passive and active components
Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our main product platform for ball bonding is the Power Series - a family of assembly equipment that is setting new standards for performance, productivity, upgradeability, and ease of use.
Our portfolio of ball bonding products includes:

•	The IConnPS PLUS series: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS ProCu series and IConnPS ProCu PLUS series: high-performance copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS MEM PLUS series: ball bonders designed for the assembly of stacked memory devices.

•	The ConnXPS PLUS series: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED and ConnXPS LED PLUS: ball bonders targeted specifically at the fast growing LED market.

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
Wedge Bonders
We are the leaders in the design and manufacture of wedge bonders for the power semiconductor and automotive power module markets. Wedge bonders may use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. In addition, we see some potential use for our wedge bonder products in high reliability interconnections of rechargeable batteries in hybrid and electric automotive applications.

Our portfolio of wedge bonding products includes:

•	The 3600PLUS: high speed, high accuracy wire bonders designed for power modules, automotive packages and other heavy wire multi-chip module applications.

•	The 3700PLUS: wire bonders designed for hybrid and automotive modules using thin aluminum wire.

•	The 7200PLUS: dual head wedge bonders designed specifically for power semiconductor applications.

•	The 7200HD: heavy wire wedge bonders designed for smaller power packages using either aluminum wire or ribbon.

•	The PowerFusionPS Semiconductor Wedge Bonders - Configurable in single, dual and multi-head configurations using aluminum wire and PowerRibbonTM:

◦	The PowerFusionPS TL: designed for single row leadframe and high volume power semiconductor applications.

◦	The PowerFusionPS HL and PowerFusionPS HLx: designed for advanced power semiconductor applications.

•
The AsterionTM:  latest generation hybrid wedge bonder. Larger area, higher speed and accuracy wedge bonders for power modules, automotive packages, battery applications and other aluminium wedge interconnect applications.

While wedge bonding traditionally utilizes aluminum wire, all of our wedge bonders may be modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.
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
In September 2015, we introduced the APAMA Chip-to-Wafer (“C2W”) bonder. The C2W system enables APAMA's high throughput architecture to be applied to 2.5D and 3D packages using silicon or glass interposers. The C2W dual head system also provides a highly adaptable manufacturing platform addressing applications that require highly accurate die placement such as High Density FOWLP. The C2W platform, combined with the capacity of the C2S platform, enables the APAMA TCB systems to support assembly for the full range of stacked TSV products.
With the acquisition of Assembléon, we have broadened our product offering with APMR solutions to address flip chip, WLP, FOWLP, POP, embedded die, SiP and modules markets. The acquisition also enables us to diversify our business while further expanding market reach into the automotive, medical and industrial segments with SMT pick and place solutions.
Other Equipment Products and Services
We also offer spare parts, equipment repair, maintenance and servicing, training services, and upgrades for our equipment through our Support Services business unit.
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

•	Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die or to cut packaged semiconductor units into individual units.

•	Bonding wedges: expendable tools used in wedge bonders. Wedge tools are used for both wire and ribbon applications.

RESULTS OF OPERATIONS
The following table reflects our income from operations for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(dollar amounts in thousands)	January 2, 2016	December 27, 2014	$ Change	% Change
Net revenue	$108,534	$107,438	$1,096	1.0%
Cost of sales	58,113	52,704	5,409	10.3%
Gross profit	50,421	54,734	(4,313)	(7.9)%
Selling, general and administrative	27,932	25,427	2,505	9.9%
Research and development	24,194	19,581	4,613	23.6%
Operating expenses	52,126	45,008	7,118	15.8%
Income from operations	$(1,705)	$9,726	$(11,431)	(117.5)%
Our net revenues for the three months ended January 2, 2016 increased as compared to our net revenues for the three months ended December 27, 2014. The movement in net revenue is largely driven by customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 88.4% and 88.9% of our net revenue for the three months ended January 2, 2016 and December 27, 2014, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent the majority of our future revenue.
The following table reflects net revenue by business segment for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(dollar amounts in thousands)	January 2, 2016	December 27, 2014	$ Change	% Change
Equipment	$92,974	$90,956	$2,018	2.2%
Expendable Tools	15,560	16,482	(922)	(5.6)%
Total net revenue	$108,534	$107,438	$1,096	1.0%
Equipment
The following table reflects the components of Equipment net revenue change between the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands)	Price	Volume	$ Change
Equipment	$(4,939)	$6,957	$2,018
For the three months ended January 2, 2016, the higher Equipment net revenue as compared to prior year period was primarily due to the inclusion of APMR and SMT products revenue. This was partially offset by the lower volume and unfavorable price variance in our ball bonders. The lower volume for ball bonders sales was mainly attributable to the lower equipment utilization rate by customers, and therefore lower demand from our customers. The unfavorable price variance was due to the unfavorable customer mix.

Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three months ended January 2, 2016 and December 27, 2014:

	January 2, 2016 vs. December 27, 2014
	Three months ended
(in thousands)	Price	Volume	$ Change
Expendable Tools	$(428)	$(494)	$(922)
For the three months ended January 2, 2016, the lower Expendable Tools net revenue as compared to prior year period was primarily due to lower volume and price reduction in our wire bonding tools business.
Gross Profit
The following table reflects gross profit by business segment for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(dollar amounts in thousands)	January 2, 2016	December 27, 2014	$ Change	% Change
Equipment	$41,393	$44,857	$(3,464)	(7.7)%
Expendable Tools	9,028	9,877	(849)	(8.6)%
Total gross profit	$50,421	$54,734	$(4,313)	(7.9)%
The following table reflects gross profit as a percentage of net revenue by business segment for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended		Basis Point
	January 2, 2016	December 27, 2014	Change
Equipment	44.5%	49.3%	(480)
Expendable Tools	58.0%	59.9%	(190)
Total gross margin	46.5%	50.9%	(440)
Equipment
The following table reflects the components of Equipment gross profit change between the three months ended January 2, 2016 and December 27, 2014:

	January 2, 2016 vs. December 27, 2014
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(4,939)	$(615)	$2,090	$(3,464)
For the three months ended January 2, 2016, the lower Equipment gross profit as compared to prior year period was primarily due to the lower volume and unfavorable price variance in our ball bonders. The lower volume for ball bonders sales was mainly attributable to the lower equipment utilization rate by customers and therefore lower demand from our customers. The unfavorable price variance was due to the unfavorable customer mix. This was partially offset by the inclusion of APMR and SMT products revenue.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three months ended January 2, 2016 and December 27, 2014:

	January 2, 2016 vs. December 27, 2014
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$(428)	$(109)	$(312)	$(849)
For the three months ended January 2, 2016, the lower Expendable Tools gross profit as compared to prior year period was primarily due to lower volume and price reduction in our wire bonding tools business.

Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended		Basis point
	January 2, 2016	December 27, 2014	change
Selling, general & administrative	25.7%	23.7%	200
Research & development	22.3%	18.2%	410
Total	48.0%	41.9%	610
Selling, General and Administrative (“SG&A”)
For the three months ended January 2, 2016, higher SG&A as compared to prior year period was primarily due to additional SG&A expenses of $8.2 million from our new APMR and SMT products. This was partially offset by lower staff costs of $2.6 million due to streamlining of global operations and functions, decrease in incentive compensation of $2.0 million as a result of current fiscal quarter loss, and lower amortization expenses of $1.2 million relating to wedge bonder developed technology, which were fully amortized in fiscal year 2015.
Research and Development (“R&D”)
For the three months ended January 2, 2016, higher R&D expenses as compared to prior year period was primarily due to additional investment in the development of advanced packaging products.
Income from Operations
For the three months ended January 2, 2016, total income from operations was lower by $11.4 million as compared to the three months ended December 27, 2014. This was primarily due to lower gross profit and higher operating expenses as explained above.
Interest Income and Expense
The following table reflects interest income and interest expense for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(dollar amounts in thousands)	January 2, 2016	December 27, 2014	$ Change	% Change
Interest income	$622	$262	$360	137.4%
Interest expense	$(273)	$(303)	$30	(9.9)%

Interest income for the three months ended January 2, 2016 was higher by $0.4 million as compared to the three months ended December 27, 2014. This was primarily due to higher returns derived from changes in investment mix and higher market interest rate.
Interest expense for the three months ended January 2, 2016 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 10 of Item 1).

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands)	January 2, 2016	December 27, 2014
(Loss) / Income from operations before income taxes	$(1,356)	$9,685
Income tax (benefit) / expense	(1,265)	1,843
Net (loss) / income	$(91)	$7,842
Effective tax rate (benefit)	(93.3)%	19.0%
For the three months ended January 2, 2016, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, tax benefits from domestic research expenditures, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, an increase in valuation allowance against certain foreign deferred tax assets and foreign withholding taxes.
For the three months ended December 27, 2014, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, other U.S. deferred taxes and foreign withholding taxes.
The effective tax rate (benefit) for the period ended January 2, 2016 of (93.3)% reflects a year-to-date tax benefit of $(1.3) million on a year-to-date loss of $(1.4) million. The effective tax rate for the period ended December 27, 2014 of 19.0% reflects a year-to-date tax expense of $1.8 million on a year-to-date income of $9.7 million. The tax benefit for the period ended January 2, 2016 of $(1.3) million differed from the tax expense for the period ended December 27, 2014 of $1.8 million primarily due to higher profits in foreign jurisdiction with lower tax rate and an increase in tax benefit from research and development expenditures. On December 18, 2015, the U.S. federal research tax credits was extended which resulted in the Company recording a discrete tax benefit for the period ended January 2, 2016.
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
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. The Company is currently under income tax examination by tax authorities in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of January 2, 2016 and October 3, 2015:

	As of
(dollar amounts in thousands)	January 2, 2016	October 3, 2015	Change
Cash and cash equivalents	$492,935	$498,614	$(5,679)
Percentage of total assets	55.8%	55.1%
The following table reflects summary Consolidated Statement of Cash Flow information for the three months ended January 2, 2016 and December 27, 2014:

	Three months ended
(in thousands)	January 2, 2016	December 27, 2014
Net cash provided by operating activities	$7,694	$46,442
Net cash used in investing activities	(1,612)	(4,176)
Net cash used in financing activities	(12,425)	(7,621)
Effect of exchange rate changes on cash and cash equivalents	664	(36)
Changes in cash and cash equivalents	$(5,679)	$34,609
Cash and cash equivalents, beginning of period	498,614	587,981
Cash and cash equivalents, end of period	$492,935	$622,590
Three months ended January 2, 2016
Net cash provided by operating activities was primarily the result of working capital changes of $6.2 million and non-cash adjustments of $1.6 million. The change in working capital was primarily driven by a decrease in inventories of $8.1 million and offset by a decrease in income tax payables of $1.1 million and a net decrease from other working capital changes of $0.8 million.
The decrease in inventories was due to higher inventories held at the end of the fourth quarter of fiscal 2015 in anticipation of a scheduled scale down of manufacturing activity in the first quarter of fiscal 2016. The lower income tax payables was due to net payments made.
Net cash used in investing activities was primarily due to net cash outflow for the capital expenditures of $1.7 million. This was partially offset by proceeds from sales of property, plant and equipment of $0.1 million.
Net cash used in financing activities relates to the repurchase of common stock of $12.8 million and partially offset by the excess tax benefits from stock-based compensation arrangements of $0.4 million.
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
Net cash used in financing activities relates to repurchase of common stock of $7.6 million.

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
We may seek, as we believe appropriate, additional debt or equity financing that would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including our actual and projected demand for our products, semiconductor and semiconductor capital equipment industry conditions, competitive factors, and the condition of financial markets.
In 2014, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the repurchase program. The repurchase program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions as well as corporate and regulatory considerations.
During the three months ended January 2, 2016, the Company repurchased a total of 1.2 million shares of common stock at a cost of $12.8 million under the repurchase program. As of January 2, 2016, our remaining stock repurchase authorization under the repurchase program was approximately $8.7 million. It is possible that the Board of Directors could extend or expand this program.
In January 2015, KSH, the Company's wholly owned subsidiary, acquired Assembléon, a subsidiary of Assembléon Holding B.V., in an all cash transaction for approximately $97.4 million (EUR 80 million).
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of January 2, 2016 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The following table reflects obligations and contingent payments under various arrangements as of January 2, 2016:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$1,901	$—	$—	$—	$1,901
Severance (1)	2,590		764		1,826
Operating lease retirement obligations	1,569	127	286		1,156
Long-term income taxes payable	4,986	—	—	—	4,986
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$11,046	$127	$1,050	$—	$9,869
Contractual Obligations:
Inventory purchase obligations (2)	$104,808	$104,808	$—	$—	$—
Operating lease obligations (3)	30,508	4,806	7,834	6,767	11,101
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$135,316	$109,614	$7,834	$6,767	$11,101

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of January 2, 2016, we recorded a financing obligation of $16.5 million. The financing obligation is not reflected in the table above.
Off-Balance Sheet Arrangements
Credit facility and bank guarantee
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee in connection with the lease agreement for our corporate headquarters. As of January 2, 2016 the outstanding bank guarantee is $3.5 million Singapore dollars. As of January 2, 2016, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects on us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of January 2, 2016, we had no available-for-sale investments.
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
Based on our foreign currency exposure as of January 2, 2016, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
On October 15, 2015, the Company entered into foreign exchange forward contracts with notional amount of $18.7 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months. We have foreign exchange forward contracts with notional amount of $7.9 million outstanding as at January 2, 2016.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2016. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2016 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our interim Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended January 2, 2016 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2015 Annual Report on Form 10-K, except as follows:
Substantially all of our sales and manufacturing operations are located outside of the U.S., and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
Approximately 88.4%, and 91.2% of our net revenue for the three months ended January 2, 2016 and fiscal 2015, respectively, was for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 39.5%, and 31.6% of our net revenue for the three months ended January 2, 2016 and fiscal 2015 was for shipments to customers located in China.
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
Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended January 2, 2016 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs (1)
October 4, 2015 to October 3l, 2015	832	10.05	832	$13.2
November 1, 2015 to December 5, 2015	399	10.99	399	$8.8
December 6, 2015 to January 2, 2016	9	10.59	9	$8.7
Total for three months ended January 2, 2016	1,240		1,240

(1) On August 14, 2014, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the repurchase program. The repurchase program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the program, shares may be repurchased through open market and/or privately negotiated transactions at then-prevailing market prices. The timing and amount of repurchase transactions under this program will depend on market conditions as well as corporate and regulatory considerations.

Item 6. -    EXHIBITS

Exhibit No.	Description

3.1	The Company's Amended and Restated By-Laws, dated October 22, 2015, are incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K dated October 22, 2015.

10.1
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, is incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended October 3, 2015.*

10.2	Letter Agreement between the Company and Bruno Guilmart, dated December 3, 2015.

31.1	Certification of Jonathan Chou, interim Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 4, 2016	By:	/s/ JONATHAN CHOU
Jonathan Chou
Interim Chief Executive Officer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	The Company's Amended and Restated By-Laws, dated October 22, 2015, are incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K dated October 22, 2015.

10.1
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, is incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended October 3, 2015.*

10.2	Letter Agreement between the Company and Bruno Guilmart, dated December 3, 2015.

31.1	Certification of Jonathan Chou, interim Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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