Form 10-Q
period 2016-04-02
KULICKE & SOFFA INDUSTRIES INC
filed 2016-05-05
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

As of May 2, 2016, there were 70,378,063 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

April 2, 2016

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	April 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$481,993	$498,614
Accounts and other receivable, net of allowance for doubtful accounts of $366 and $621 respectively	162,546	108,596
Inventories, net	79,780	79,096
Prepaid expenses and other current assets	16,463	16,937
Deferred income taxes	—	4,126
Total current assets	740,782	707,369

Property, plant and equipment, net	51,312	53,234
Goodwill	81,272	81,272
Intangible assets	54,140	57,471
Other assets	7,472	5,120
TOTAL ASSETS	$934,978	$904,466

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,817	$25,521
Accrued expenses and other current liabilities	45,612	45,971
Income taxes payable	10,272	2,442
Total current liabilities	115,701	73,934

Financing obligation	17,174	16,483
Deferred income taxes	28,473	33,958
Other liabilities	10,724	10,842
TOTAL LIABILITIES	$172,072	$135,217

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 83,186 and 82,643, respectively; outstanding 70,375 and 71,240 shares, respectively	494,022	492,339
Treasury stock, at cost, 12,811 and 11,403 shares, respectively	(139,407)	(124,856)
Retained earnings	407,861	402,863
Accumulated other comprehensive income / (loss)	430	(1,097)
TOTAL SHAREHOLDERS' EQUITY	$762,906	$769,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$934,978	$904,466
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Six months ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net revenue	$156,400	$145,227	$264,934	$252,665
Cost of sales	86,753	76,657	144,866	129,361
Gross profit	69,647	68,570	120,068	123,304
Selling, general and administrative	35,499	35,607	63,431	61,034
Research and development	22,439	23,172	46,633	42,753
Operating expenses	57,938	58,779	110,064	103,787
Income from operations	11,709	9,791	10,004	19,517
Interest income	701	453	1,323	715
Interest expense	(276)	(316)	(549)	(619)
Income from operations before income taxes	12,134	9,928	10,778	19,613
Income tax expense	7,045	1,997	5,780	3,840
Net income	$5,089	$7,931	$4,998	$15,773

Net income per share:
Basic	$0.07	$0.10	$0.07	$0.21
Diluted	$0.07	$0.10	$0.07	$0.20

Weighted average shares outstanding:
Basic	70,389	76,821	70,563	76,855
Diluted	70,634	77,570	70,801	77,488

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Six months ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net income	$5,089	$7,931	$4,998	$15,773
Other comprehensive income:
Foreign currency translation adjustment	2,670	(567)	1,540	(1,246)
Unrecognized actuarial gain, Switzerland pension plan, net of tax	(42)	—	(14)	—
	2,628	(567)	1,526	(1,246)

Derivatives designated as hedging instruments:
Unrealized gain / (loss) on derivative instruments, net of tax	54	(133)	(133)	(773)
Reclassification adjustment for loss on derivative instruments recognized, net of tax	44	525	133	773
Net decrease from derivatives designated as hedging instruments, net of tax	98	392	—	—

Total other comprehensive income	2,726	(175)	1,526	(1,246)

Comprehensive income	$7,815	$7,756	$6,524	$14,527
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six months ended
	April 2, 2016	March 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,998	$15,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,202	8,563
Equity-based compensation and employee benefits	2,035	6,016
Excess tax benefits from stock-based compensation arrangements	(540)	—
Adjustment for doubtful accounts	(255)	292
Adjustment for inventory valuation	3,366	581
Deferred income taxes	(4,071)	1,766
Gain on disposal of property, plant and equipment	(57)	—
Unrealized loss / (gain) foreign currency transactions	1,294	(1,973)
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts and other receivable	(52,431)	31,467
Inventory	(4,834)	(8,161)
Prepaid expenses and other current assets	418	2,408
Accounts payable, accrued expenses and other current liabilities	33,358	(7,787)
Income taxes payable	7,858	(2,458)
Other, net	(320)	2,073
Net cash (used in) provided by operating activities	(979)	48,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(93,153)
Purchases of property, plant and equipment	(2,845)	(4,903)
Proceeds from sales of property, plant and equipment	1,053	—
Purchase of short-term investments	—	(1,630)
Maturity of short-term investments	—	9,129
Net cash used in investing activities	(1,792)	(90,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(259)	(9,732)
Proceeds from short-term loans	—	837
Proceeds from exercise of common stock options	177	528
Repurchase of common stock	(14,551)	(10,225)
Excess tax benefits from stock-based compensation arrangements	540	—
Net cash used in financing activities	(14,093)	(18,592)
Effect of exchange rate changes on cash and cash equivalents	243	(246)
Changes in cash and cash equivalents	(16,621)	(60,835)
Cash and cash equivalents at beginning of period	498,614	587,981
Cash and cash equivalents at end of period	$481,993	$527,146

CASH PAID FOR:
Interest	$549	$591
Income taxes	$2,580	$2,409
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of April 2, 2016 and October 3, 2015 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
Foreign Currency Translation and Remeasurement
The majority of the Company's business is transacted in U.S. dollars; however, the functional currencies of some of the Company's subsidiaries are their local currencies. In accordance with ASC No. 830, Foreign Currency Matters (“ASC 830”), for a subsidiary of the Company that has a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net income, but are accumulated in the cumulative translation adjustment account as a separate component of shareholders' equity (accumulated other comprehensive income / (loss)). Under ASC 830, cumulative translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Gains and losses resulting from foreign currency transactions are included in the determination of net income.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of April 2, 2016 and October 3, 2015, fair value approximated the cost basis for cash equivalents.
Investments
Investments, other than cash equivalents, are classified as “trading,” “available-for-sale” or “held-to-maturity,” in accordance with ASC No. 320, Investments-Debt & Equity Securities, and depending upon the nature of the investment, its ultimate maturity date in the case of debt securities, and management's intentions with respect to holding the securities. Investments classified as “trading” are reported at fair market value, with unrealized gains or losses included in earnings. Investments classified as “available-for-sale” are reported at fair market value, with net unrealized gains or losses reflected as a separate component of shareholders' equity (accumulated other comprehensive income / (loss)). The fair market value of trading and available-for-sale securities is determined using quoted market prices at the balance sheet date. Investments classified as held-to-maturity are reported at amortized cost. Realized gains and losses are determined on the basis of specific identification of the securities sold.
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
Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or net realizable value. The Company generally provides reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for spare parts, and 12 months forecasted future consumption for expendable tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. The Company communicates forecasts of its future consumption to its suppliers and adjusts commitments to those suppliers accordingly. If required, the Company reserves the difference between the carrying value of its inventory and the lower of cost or net realizable value, based upon projections about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and six months ended April 2, 2016, no "triggering" events occurred.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded for the acquisitions of Orthodyne Electronics Corporation ("Orthodyne") and Assembléon B.V. ("Assembléon") in 2009 and 2015, respectively.
In accordance with ASC No. 350, Intangibles-Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three and six months ended April 2, 2016, no triggering events occurred.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)- Deferral of the Effective Date, which defers the effective date of the new revenue standard by one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either our first quarter of 2018 or 2019. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations in Topic 606. The amendments are intended to improve the operability and lead to more consistent application of the implementation guidance. The effective date is the same as the effective date of ASU 2014-09. ASU 2015-14 defers the effective date by one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either our first quarter of 2018 or 2019. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions. This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
In April 2015, the FASB issued ASU 2015-05, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 – Leases to determine the asset acquired in a software licensing arrangement. This ASU will be effective for us beginning in our first quarter of 2017 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 (our fiscal 2018), with early adoption allowed. As of October 3, 2015, we had deferred taxes that were classified as current and noncurrent. During the first quarter of fiscal 2016, we elected to prospectively adopt ASU 2015-17, thus reclassifying current deferred taxes to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this ASU had no impact on our consolidated results of income and comprehensive income. As of January 2, 2016, $1.3 million and $2.8 million of the net current deferred tax assets have been classified as long-term deferred tax assets and as an offset against long-term deferred tax liabilities, respectively.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those lease classified as operating leases under current GAAP. This ASU will be effective for us beginning in our first quarter of 2019 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective for us beginning in our first quarter of 2018 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our financial statements.

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
The Company determined that this error was not material to any of the Company’s prior annual and interim period consolidated financial statements and therefore, amendments of previously filed reports were not required. However, the Company determined that the impact of the correction may be considered material to the estimated income for the fiscal 2016. As such, a revision for the correction is reflected in the financial information of the applicable prior periods in this Form 10-Q filing and disclosure of the revised amount on other prior periods will be reflected in future filings covering the applicable period. The error resulted in a cumulative correction to beginning retained earnings and deferred tax liabilities of $2.6 million on the Consolidated Balance Sheet as of October 3, 2015. Since the error relates to financial periods prior to fiscal 2014, there was no impact to the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Cash Flows for the three and six months ended April 2, 2016 and March 28, 2015.
The impact of this revision for the period presented within this quarterly report on Form 10-Q is shown in the table below:
CONSOLIDATED BALANCE SHEET

	As of October 3, 2015
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
The following table reflects severance activity during the three and six months ended April 2, 2016:

	Three months ended	Six months ended
(in thousands)	April 2, 2016	April 2, 2016
Accrual for estimated severance and benefits, beginning of period (1)	$665	$1,538
Provision for severance and benefits (2)	46	661
Payment of severance and benefits	(545)	(2,033)
Accrual for estimated severance and benefits, end of period (1)	$166	$166

(1)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

(2)	Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of April 2, 2016 and October 3, 2015:

	As of
(in thousands)	April 2, 2016	October 3, 2015
Inventories, net:
Raw materials and supplies	$18,816	$23,541
Work in process	23,359	24,110
Finished goods	58,196	50,518
	100,371	98,169
Inventory reserves	(20,591)	(19,073)
	$79,780	$79,096
Property, plant and equipment, net:
Buildings and building improvements	$34,350	$33,760
Leasehold improvements	19,998	19,512
Data processing equipment and software	28,915	28,861
Machinery, equipment, furniture and fixtures	53,241	52,106
	136,504	134,239
Accumulated depreciation	(85,192)	(81,005)
	$51,312	$53,234
Accrued expenses and other current liabilities:
Wages and benefits	$17,093	$19,166
Accrued customer obligations (1)	9,688	9,215
Commissions and professional fees	4,683	3,880
Deferred rent	2,953	2,945
Severance (2)	1,378	1,645
Other	9,817	9,120
	$45,612	$45,971

(1)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(2)
Includes the restructuring plan discussed in Note 3, $1.1 million of severance payable in connection with the October 2015 retirement of the Company's CEO, and other severance payments which are not part of the Company's plan to streamline its global operations and functions.

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
As of April 2, 2016, $13.1 million (EUR 11.5 million) was held in escrow for a period of eighteen months from the acquisition date as security pending the completion of Assembléon Holding B.V.'s obligations as seller under the Agreement.
The following table summarizes the allocation of the assets acquired and liabilities assumed based on the fair values as of the acquisition date and related useful lives of the finite-lived intangible assets acquired:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
The acquired business contributed revenue of $16.9 million and net loss of $3.9 million to the Company for the period from January 9, 2015 to March 28, 2015.
During the three and six months ended March 28, 2015, the Company incurred $0.2 million and $0.8 million of expenses related to the acquisition, respectively, included within selling, general and administrative expense in the consolidated statements of income.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended	Six months ended
(in thousands, except per share)	March 28, 2015	March 28, 2015
Revenue	$145,915	$278,948
Net income	7,576	10,436
Basic income per common share	0.10	0.14
Diluted income per common share	0.10	0.13

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2015 and concluded that no impairment charge was required. During the six months ended April 2, 2016, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
In 2009, the Company recorded goodwill when it acquired Orthodyne and added wedge bonder products to its business.
On January 9, 2015, KSH, the Company's wholly owned subsidiary acquired all of the outstanding equity interests of Assembléon, in an all cash transaction for approximately $97.4 million (EUR 80 million). Assembléon, together with its subsidiaries, offers assembly equipment, processes and services for the automotive, industrial, and advanced packaging markets. The acquisition expanded the Company's presence in automotive, industrial and advanced packaging markets.
The following table summarizes the Company's recorded goodwill as of April 2, 2016 and October 3, 2015:

	As of
(in thousands)	April 2, 2016	October 3, 2015
Goodwill	$81,272	$81,272
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net intangible assets as of April 2, 2016 and October 3, 2015:

	As of		Average estimated
(dollar amounts in thousands)	April 2, 2016	October 3, 2015	useful lives (in years)
Developed technology	$74,080	$74,080	7.0 to 15.0
Accumulated amortization	(36,607)	(35,244)
Net developed technology	$37,473	$38,836

Customer relationships	$36,968	$36,968	5.0 to 6.0
Accumulated amortization	(22,981)	(21,509)
Net customer relationships	$13,987	$15,459

Trade and brand names	$7,515	$7,515	7.0 to 8.0
Accumulated amortization	(4,835)	(4,339)
Net trade and brand name	$2,680	$3,176

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$54,140	$57,471
The following table reflects estimated annual amortization expense related to intangible assets as of April 2, 2016:

As of
(in thousands)	April 2, 2016
Remaining fiscal 2016	$3,329
Fiscal 2017	6,086
Fiscal 2018	6,086
Fiscal 2019	6,086
Fiscal 2020 and onwards	32,553
Total amortization expense	$54,140

NOTE 7: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash and cash equivalents consisted of the following as of April 2, 2016:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$81,987	$—	$—	$81,987
Cash equivalents:
Money market funds	96,243	—	—	96,243
Time deposits	303,763	—	—	303,763
Total cash and cash equivalents	$481,993	$—	$—	$481,993

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended April 2, 2016.
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
The fair values of our financial assets and liabilities at April 2, 2016 were determined using the following inputs:

(in thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$81,987	$81,987	$—	$—
Cash equivalents:
Money market funds	96,243	96,243	—	—
Time deposits	303,763	303,763	—	—
Total assets	$481,993	$481,993	$—	$—

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
There were no outstanding derivative instruments as of April 2, 2016 or October 3, 2015.
The effects of derivative instruments designated as cash flow hedges in our Consolidated Statements of Comprehensive Income for the three and six months ended April 2, 2016 and March 28, 2015 are as follows:

(in thousands)	Three months ended		Six months ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax(1)	$54	$(133)	$(133)	$(773)
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(44)	$(524)	$(133)	$(773)
Net gain recognized in income(3)	$—	$—	$—	$—
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

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
Credit Facilities and Bank Guarantee
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantee for operational purposes. As of April 2, 2016, the outstanding amount is $2.7 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of April 2, 2016, there was no outstanding amount under the 2016 Credit Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plan
The Company has 401(k) retirement income plans (the “Plans”) for eligible U.S. employees. The Plans allow for employee contributions and Company contributions from 4% to 8% based upon terms and conditions of the 401(k) Plans that they participate in.
The following table reflects the Company’s contributions to the Plans during the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended		Six months ended
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Cash	$425	$500	$818	$795
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 2, 2016, the Company repurchased a total of 0.2 million and 1.4 million shares of common stock at a cost of $1.7 million and $14.6 million, respectively. The stock repurchases were recorded in the periods they were delivered, and the payment of $14.6 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected in the Consolidated Balance Sheets as of April 2, 2016 and October 3, 2015:

	As of
(in thousands)	April 2, 2016	October 3, 2015
Gain / (loss) from foreign currency translation adjustments	$1,379	$(161)
Unrecognized actuarial loss Switzerland pension plan, net of tax	(603)	(590)
Switzerland pension plan curtailment	(346)	(346)
Accumulated other comprehensive income / (loss)	$430	$(1,097)
Equity-Based Compensation
As of April 2, 2016, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). Under these Equity Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of April 2, 2016, the Company’s one active plan, the 2009 Equity Plan, had 3.0 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended April 2, 2016 and March 28, 2015 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended		Six months ended
(shares in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Market-based restricted stock	—	—	166	232
Time-based restricted stock	10	12	581	484
Common stock	32	11	32	24
Equity-based compensation in shares	42	23	779	740

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended		Six months ended
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Cost of sales	$97	$88	$225	$216
Selling, general and administrative (1)	1,460	1,976	690	4,475
Research and development	416	517	1,120	1,325
Total equity-based compensation expense	$1,973	$2,581	$2,035	$6,016
(1) The selling, general and administrative expense for the six months ended April 2, 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended		Six months ended
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Market-based restricted stock	$388	$994	$(993)	$2,344
Time-based restricted stock	1,226	1,375	2,712	3,244
Performance-based restricted stock	—	32	(43)	65
Stock options	—	—	—	3
Common stock	359	180	359	360
Total equity-based compensation expense (1)	$1,973	$2,581	$2,035	$6,016
(1) The equity-based compensation expense for the six months ended April 2, 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.

NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended April 2, 2016 and March 28, 2015:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended
(in thousands, except per share)	April 2, 2016		March 28, 2015
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$5,089	$5,089	$7,931	$7,931
DENOMINATOR:
Weighted average shares outstanding - Basic	70,389	70,389	76,821	76,821
Stock options		27		91
Time-based restricted stock		172		322
Market-based restricted stock		46		336
Weighted average shares outstanding - Diluted		70,634		77,570
EPS:
Net income per share - Basic	$0.07	$0.07	$0.10	$0.10
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.07		$0.10

	Six months ended
(in thousands, except per share data)	April 2, 2016		March 28, 2015
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$4,998	$4,998	$15,773	$15,773
DENOMINATOR:
Weighted average shares outstanding - Basic	70,563	70,563	76,855	76,855
Stock options		29		93
Time-based restricted stock		172		242
Market-based restricted stock		37		298
Weighted average shares outstanding - Diluted		70,801		77,488
EPS:
Net income per share - Basic	$0.07	$0.07	$0.21	$0.21
Effect of dilutive shares		—		0.01
Net income per share - Diluted		$0.07		$0.20

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 13: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the six months ended April 2, 2016 and March 28, 2015:

	Six months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015
Income from operations before income taxes	$10,778	$19,613
Income tax expense	5,780	3,840
Net income	$4,998	$15,773

Effective tax rate	53.6%	19.6%
For the six months ended April 2, 2016, the effective income tax rate differed from the federal statutory tax rate primarily due to a tax liability arising from a settlement with a foreign tax authority, an increase for deferred taxes on unremitted earnings, foreign withholding taxes, and an increase in valuation allowance against certain foreign deferred tax assets, partially offset by tax benefits from profits in foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, tax benefits from domestic research expenditures, and the impact of tax holidays.
For the six months ended March 28, 2015, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, an increase in valuation allowance against foreign deferred taxes, other U.S. deferred taxes and foreign withholding taxes.
The effective tax rate for the three months ended April 2, 2016 of 58.1% increased from the effective tax rate for the three months ended March 28, 2015 of 20.1% primarily due to a one time tax liability of $4.4 million being recorded as a result of a settlement reached with a foreign tax authority. The effective tax rate for the six months ended April 2, 2016 of 53.6% increased from the effective tax rate for the six months ended March 28, 2015 of 19.6% and the year ended October 3, 2015 of (34.3)% primarily due to a one time tax liability of $4.4 million being recorded as a result of a settlement reached with a foreign tax authority and a decrease in foreign earnings subject to a lower statutory tax rate, partially offset by tax benefits from domestic research expenditures.
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
The following table reflects operating information by segment for the three and six months ended April 2, 2016 and March 28, 2015:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Six months ended
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net revenue:
Equipment	$141,062	$129,816	$234,036	$220,772
Expendable Tools	15,338	15,411	30,898	31,893
Net revenue	156,400	145,227	264,934	252,665
Income from operations:
Equipment	7,716	6,307	1,290	11,753
Expendable Tools	3,993	3,484	8,714	7,764
Income from operations	$11,709	$9,791	$10,004	$19,517
The following table reflects assets by segment as of April 2, 2016 and October 3, 2015:

	As of
(in thousands)	April 2, 2016	October 3, 2015
Segment assets:
Equipment	$855,194	$828,471
Expendable Tools	79,784	75,995
Total assets	$934,978	$904,466
The following tables reflect capital expenditures for the six months ended April 2, 2016 and March 28, 2015, and depreciation expense for the three and six months ended April 2, 2016 and March 28, 2015:

	Six months ended
(in thousands)	April 2, 2016	March 28, 2015
Capital expenditures:
Equipment	$2,149	$2,512
Expendable Tools	767	932
Capital expenditures	$2,916	$3,444

	Three months ended		Six months ended
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Depreciation expense:
Equipment	$1,925	$1,662	$3,731	$3,247
Expendable Tools	561	599	1,140	1,241
Depreciation expense	$2,486	$2,261	$4,871	$4,488

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
The following table reflects the reserve for product warranty activity for the three and six months ended April 2, 2016 and March 28, 2015:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Six months ended
(in thousands)	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Reserve for product warranty, beginning of period	$1,617	$1,215	$1,856	$1,542
Addition from business combination	—	547	—	547
Provision for product warranty	972	1,038	1,358	1,237
Product warranty costs paid	(718)	(951)	(1,343)	(1,477)
Reserve for product warranty, end of period	$1,871	$1,849	$1,871	$1,849
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of April 2, 2016:

		Payments due by fiscal year
(in thousands)	Total	2016	2017	2018	2019	thereafter
Inventory purchase obligation (1)	$141,774	$141,774	$—	$—	$—	$—
Operating lease obligations (2)	28,495	2,503	4,568	3,628	3,059	14,737
Total	$170,269	$144,277	$4,568	$3,628	$3,059	$14,737

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of April 2, 2016, we recorded a financing obligation related to the Building of $17.2 million (see Note 10 above). The financing obligation is not reflected in the table above.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the six months ended April 2, 2016 and March 28, 2015.

	As of
	April 2, 2016	March 28, 2015
Haoseng Industrial Company Limited (1)	15.8%	*
STATS ChipPAC Ltd	10.1%	*
(1) Distributor of the Company's products.
* Represented less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of April 2, 2016 and March 28, 2015:

	As of
	April 2, 2016	March 28, 2015
Haoseng Industrial Company Limited (1)	19.8%	13.6%
STATS ChipPAC Ltd	14.0%	*
Siliconware Precision Industries Co. Limited	13.1%	*
(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 16: SUBSEQUENT EVENTS
On April 7, 2016, the Company entered into foreign exchange forward contracts with a notional amount of $18.5 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months.

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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of April 2, 2016, our total cash~~,~~ and cash equivalents were $482.0 million, a $16.6 million decrease from the prior fiscal year end (related primarily to our common stock repurchase program, offset in part by working capital changes since the prior year end). We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 2, 2016, the Company repurchased a total of 0.2 million and 1.4 million shares of common stock at a cost of $1.7 million and $14.6 million, respectively, under the Program. As of April 2, 2016, our remaining stock repurchase authorization under the Program was approximately $7.0 million.
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
Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and six months ended April 2, 2016 and March 28, 2015, respectively:

	Three months ended
	April 2, 2016		March 28, 2015
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$141,062	90.2%	$129,816	89.4%
Expendable Tools	15,338	9.8%	15,411	10.6%
	$156,400	100.0%	$145,227	100.0%

	Six months ended
	April 2, 2016		March 28, 2015
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$234,036	88.3%	$220,772	87.4%
Expendable Tools	30,898	11.7%	31,893	12.6%
	$264,934	100.0%	$252,665	100.0%

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
Advanced Packaging and Surface Mount Technology
Our APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S (chip-to-substrate) bonder is designed for high accuracy and high throughput flip chip, thermo-compression bonding ("TCB") applications. It delivers die-stacking solutions for 2.5D and 3D or through silicon via ("TSV") ICs.
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

◦
Quantis: K&S latest and most advanced Copper wire bonding capillary products series. It is the result of extensive experience in the development and implementation of Copper wire capillary products. Quantis series products are offered for leading Quad Flat No-lead ("QFN") (including Pre-Plated Frame ("PPF") & micro-PPF types) and Ball Grid Array carrier applications, where high levels of operations efficiency and process stability are required. Quantis capillary material and design features are optimally combined to help improve productivity (longer usable life span) and ease production fan out (relatively large bonding parametric window). Quantis products can be fit for any copper wire type and diameter ranging from 0.7 - 2.5 mil, for conventional or stand-off-stitch bonding, on any copper capable ball bonder model.

◦
TeraCap: The latest evolution of bonding capillary for advanced gold or silver wire bonding applications, in the memory and logic devices segment. TeraCap  design & quality are specifically engineered to maintain excellent bonding and looping responses, in various challenging applications (stacked, 3D, chip-scale package), with an extended durability. This product is designed for chip makers who continue to improve their packaging capabilities, while challenging their materials cost of ownership.

•	Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die or to cut packaged semiconductor units into individual units.

•	Bonding wedges: expendable tools used in wedge bonders. Wedge tools are used for both wire and ribbon applications.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015	$ Change	% Change
Net revenue	$156,400	$145,227	$11,173	7.7%
Cost of sales	86,753	76,657	10,096	13.2%
Gross profit	69,647	68,570	1,077	1.6%
Selling, general and administrative	35,499	35,607	(108)	(0.3)%
Research and development	22,439	23,172	(733)	(3.2)%
Operating expenses	57,938	58,779	(841)	(1.4)%
Income from operations	$11,709	$9,791	$1,918	19.6%

	Six months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015	$ Change	% Change
Net revenue	$264,934	$252,665	$12,269	4.9%
Cost of sales	144,866	129,361	15,505	12.0%
Gross profit	120,068	123,304	(3,236)	(2.6)%
Selling, general and administrative	63,431	61,034	2,397	3.9%
Research and development	46,633	42,753	3,880	9.1%
Operating expenses	110,064	103,787	6,277	6.0%
Income from operations	$10,004	$19,517	$(9,513)	(48.7)%
Our net revenues for the three and six months ended April 2, 2016 increased as compared to our net revenues for the three and six months ended March 28, 2015. The increase in net revenue is primarily due to higher APMR and SMT products revenue, which were acquired in the Assembléon acquisition on January 9, 2015. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 92.6% and 93.2% of our net revenue for the three months ended April 2, 2016 and March 28, 2015, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 90.9% and 91.4% of our net revenue for the six months ended April 2, 2016 and March 28, 2015, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent the majority of our future revenue.
The following tables reflect net revenue by business segment for the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015	$ Change	% Change
Equipment	$141,062	$129,816	$11,246	8.7%
Expendable Tools	15,338	15,411	(73)	(0.5)%
Total net revenue	$156,400	$145,227	$11,173	7.7%

	Six months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015	$ Change	% Change
Equipment	$234,036	$220,772	$13,264	6.0%
Expendable Tools	30,898	31,893	(995)	(3.1)%
Total net revenue	$264,934	$252,665	$12,269	4.9%

Equipment
The following table reflects the components of Equipment net revenue change between the three and six months ended April 2, 2016 and March 28, 2015:

	April 2, 2016 vs. March 28, 2015
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$(12,200)	$23,446	$11,246	$(13,335)	$26,599	$13,264
For the three months ended April 2, 2016, the higher Equipment net revenue as compared to prior year period was primarily due to higher sales of APMR products, which was mainly attributable to the penetration into SiP market related to the Assembléon acquisition. This was partially offset by the unfavorable price variance in our ball bonders and APMR products. The unfavorable price variance was due to the unfavorable customer mix.
For the six months ended April 2, 2016, the higher Equipment net revenue as compared to the prior year period was primarily due to the inclusion of APMR and SMT products revenue, which were acquired in the Assembléon acquisition on January 9, 2015. This was partially offset by the unfavorable price variance in our ball bonders and APMR products. The unfavorable price variance was due to the unfavorable customer mix.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three and six months ended April 2, 2016 and March 28, 2015:

	April 2, 2016 vs. March 28, 2015
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$(1,077)	$1,004	$(73)	$(1,335)	$340	$(995)
For the three months ended April 2, 2016, the Expendable Tools net revenue has remained generally consistent as compared to the prior year period. The unfavorable price variance is due to the price reduction, which was offset by higher volume.
For the six months ended April 2, 2016, the lower Expendable Tools net revenue as compared to the prior year period was primarily due to price reduction. This was partially offset by higher volume.
Gross Profit
The following tables reflect gross profit by business segment for the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015	$ Change	% Change
Equipment	$60,797	$59,838	$959	1.6%
Expendable Tools	8,850	8,732	118	1.4%
Total gross profit	$69,647	$68,570	$1,077	1.6%

	Six months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015	$ Change	% Change
Equipment	$102,190	$104,695	$(2,505)	(2.4)%
Expendable Tools	17,878	18,609	(731)	(3.9)%
Total gross profit	$120,068	$123,304	$(3,236)	(2.6)%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended		Basis Point
	April 2, 2016	March 28, 2015	Change
Equipment	43.1%	46.1%	(300)
Expendable Tools	57.7%	56.7%	100
Total gross margin	44.5%	47.2%	(270)

	Six months ended		Basis Point
	April 2, 2016	March 28, 2015	Change
Equipment	43.7%	47.4%	(370)
Expendable Tools	57.9%	58.3%	(40)
Total gross margin	45.3%	48.8%	(350)
Equipment
The following table reflects the components of Equipment gross profit change between the three and six months ended April 2, 2016 and March 28, 2015:

	April 2, 2016 vs. March 28, 2015
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$(12,200)	$(514)	$13,673	$959	$(13,335)	$(1,452)	$12,282	$(2,505)
For the three months ended April 2, 2016, the higher Equipment gross profit as compared to prior year period was primarily due to higher sales of APMR products, which was mainly attributable to the penetration into SiP market related to the Assembléon acquisition. This was partially offset by the unfavorable price variance in our ball bonders and APMR products. The unfavorable price variance was due to the unfavorable customer mix.
For the six months ended April 2, 2016, the lower Equipment gross profit as compared to the prior year period was primarily due to unfavorable price variance in our ball bonders and higher cost in our wedge bonders. The unfavorable price variance was due to the unfavorable customer mix and the higher cost was primarily due to the lower absorption of the fixed manufacturing costs. The lower price and higher costs were partially offset by the inclusion of APMR and SMT products revenue, which were acquired in the Assembléon acquisition on January 9, 2015.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three and six months ended April 2, 2016 and March 28, 2015:

	April 2, 2016 vs. March 28, 2015
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$(1,077)	$481	$714	$118	$(1,335)	$317	$287	$(731)
For the three months ended April 2, 2016, the Expendable Tools gross profit has remained generally consistent as compared to the prior year period. The unfavorable price variance is due to the price reduction, which was offset by higher volume and lower cost as a result of higher absorption of fixed manufacturing costs.
For the six months ended April 2, 2016, the lower Expendable Tools gross profit as compared to the prior year period was primarily due to price reduction in the expendable tools business. This was partially offset by higher volume and lower cost as a result of higher absorption of fixed manufacturing costs.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended		Basis point
	April 2, 2016	March 28, 2015	change
Selling, general & administrative	22.7%	24.5%	(180)
Research & development	14.3%	16.0%	(170)
Total	37.0%	40.5%	(350)

	Six months ended		Basis point
	April 2, 2016	March 28, 2015	change
Selling, general & administrative	23.9%	24.2%	(30)
Research & development	17.6%	16.9%	70
Total	41.5%	41.1%	40
Selling, General and Administrative (“SG&A”)
For the three months ended April 2, 2016, SG&A has stayed flat as compared to the three months ended March 28, 2015.
For the six months ended April 2, 2016, higher SG&A as compared to prior year period was primarily due to inclusion of SG&A expenses of $9.6 million from APMR and SMT products, which were acquired in the Assembléon acquisition on January 9, 2015, and unfavorable net foreign exchange variance of $2.0 million. These were partially offset by lower staff costs of $4.8 million due to streamlining of our global operations and functions, lower amortization expenses of $2.4 million relating to the wedge bonder developed technology fully amortized in fiscal year 2015 and decrease in incentive compensation of $2.0 million as a result of lower current fiscal period profit.
Research and Development (“R&D”)
For the three months ended April 2, 2016, lower R&D expenses as compared to prior year period was primarily due to lower staff costs. This was partially offset by the additional investment in the development of advanced packaging products.
For the six months ended April 2, 2016, higher R&D expenses as compared to prior year period was primarily due to additional investment in the development of advanced packaging products.
Income from Operations
For the three months ended April 2, 2016, total income from operations was higher by $1.9 million as compared to the three months ended March 28, 2015. This was primarily due to higher gross margin and lower operating expenses, as explained above.
For the six months ended April 2, 2016, total income from operations was lower by $9.5 million as compared to the six months ended March 28, 2015. This was primarily due to lower gross margin and higher operating expenses, as explained above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended April 2, 2016 and March 28, 2015:

	Three months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015	$ Change	% Change
Interest income	$701	$453	$248	54.7%
Interest expense	$(276)	$(316)	$40	(12.7)%

	Six months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015	$ Change	% Change
Interest income	$1,323	$715	$608	85.0%
Interest expense	$(549)	$(619)	$70	(11.3)%

Interest income for the three and six months ended April 2, 2016 and March 28, 2015 was derived from short-term investments and cash and cash equivalents balance.
Interest expense for the three and six months ended April 2, 2016 and March 28, 2015 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 10 of Item 1).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the six months ended April 2, 2016 and March 28, 2015:

	Six months ended
(dollar amounts in thousands)	April 2, 2016	March 28, 2015
Income from operations before income taxes	$10,778	$19,613
Income tax expense	5,780	3,840
Net income	$4,998	$15,773
Effective tax rate	53.6%	19.6%
For the six months ended April 2, 2016, the effective income tax rate differed from the federal statutory tax rate primarily due to a tax liability arising from a settlement with a foreign tax authority, an increase for deferred taxes on unremitted earnings, foreign withholding taxes, and an increase in valuation allowance against certain foreign deferred tax assets, partially offset by tax benefits from profits in foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, tax benefits from domestic research expenditures, and the impact of tax holidays.
For the six months ended March 28, 2015, the effective income tax rate differed from the federal statutory tax rate primarily due to profits from foreign operations subject to a lower statutory tax rate than the U.S. statutory tax rate, and the impact of tax holidays, offset by an increase for deferred taxes on unremitted earnings, an increase in valuation allowance against foreign deferred taxes, other U.S. deferred taxes and foreign withholding taxes.
The effective tax rate for the three months ended April 2, 2016 of 58.1% increased from the effective tax rate for the three months ended March 28, 2015 of 20.1% primarily due to a one time tax liability of $4.4 million being recorded as a result of a settlement reached with a foreign tax authority. The effective tax rate for the six months ended April 2, 2016 of 53.6% increased from the effective tax rate for the six months ended March 28, 2015 of 19.6% and the year ended October 3, 2015 of (34.3)% primarily due to a one time tax liability of $4.4 million being recorded as a result of a settlement reached with a foreign tax authority and a decrease in foreign earnings subject to a lower statutory tax rate, partially offset by tax benefits from domestic research expenditures.
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

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of April 2, 2016 and October 3, 2015:

	As of
(dollar amounts in thousands)	April 2, 2016	October 3, 2015	Change
Cash and cash equivalents	$481,993	$498,614	$(16,621)
Percentage of total assets	51.6%	55.1%
The following table reflects summary Consolidated Statement of Cash Flow information for the six months ended April 2, 2016 and March 28, 2015:

	Six months ended
(in thousands)	April 2, 2016	March 28, 2015
Net cash (used in) provided by operating activities	$(979)	$48,560
Net cash used in investing activities	(1,792)	(90,557)
Net cash used in financing activities	(14,093)	(18,592)
Effect of exchange rate changes on cash and cash equivalents	243	(246)
Changes in cash and cash equivalents	$(16,621)	$(60,835)
Cash and cash equivalents, beginning of period	498,614	587,981
Cash and cash equivalents, end of period	$481,993	$527,146
Six months ended April 2, 2016
Net cash used in operating activities was primarily due to working capital decrease of $16.0 million offset by the non-cash adjustments of $10.0 million and net income of $5.0 million. The decrease in working capital was primarily driven by a increase accounts and notes receivable of $52.4 million and increase in inventories of $4.8 million. This was partially offset by increase in accounts payable, accrued expenses and other current liabilities of $33.4 million and income taxes payable of $7.9 million.
The increase in accounts receivables was due to higher sales in the second quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015. The lower sales in fourth quarter of fiscal 2015 was mainly attributable to lower equipment utilization rate due to the economic conditions, and therefore lower demand from our customers. The higher activity in the second quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015 resulted in an increase of accounts payable and accrued expenses and an increase in inventories. The higher income taxes payable was mainly due additional tax liability arising from a settlement reached with a foreign tax authority.
Net cash used in investing activities was primarily due to capital expenditures of $2.8 million and partially offset by proceeds from sales of property, plant and equipment of $1.1 million.
Net cash used in financing activities relates to the repurchase of common stock of $14.6 million and partially offset by the excess tax benefits from stock-based compensation arrangements of $0.5 million.
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
As of April 2, 2016 and October 3, 2015, approximately $478.2 million and $488.0 million of cash, cash equivalents and short-term investments were held by the Company's foreign subsidiaries, respectively. The cash amounts not available for use in the U.S. without incurring additional U.S. income tax as of April 2, 2016 and October 3, 2015, is approximately $366.8 million and $343.5 million, respectively.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities. In addition, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes and provide additional liquidity for any U.S. needs. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures and the share repurchase program as approved by the Board of Directors. We currently do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Should the Company’s U.S. cash needs exceed its funds generated by U.S. operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could borrow under the Credit Facility, seek other U.S. borrowing alternatives, repatriate funds held by foreign subsidiaries that have already been subject to U.S. taxation without incurring additional income tax expense (i.e. earnings previously subject to U.S. income tax or U.S. deferred taxes already accrued on those respective earnings), or a combination thereof.
In 2014, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the repurchase program. The repurchase program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depend on market conditions as well as corporate and regulatory considerations.
During the three and six months ended April 2, 2016, the Company repurchased a total of 0.2 million and 1.4 million shares of common stock at a cost of $1.7 million and $14.6 million respectively under the repurchase program. As of April 2, 2016, our remaining stock repurchase authorization under the repurchase program was approximately $7.0 million. It is possible that the Board of Directors could extend or expand this program.
In January 2015, KSH, the Company's wholly owned subsidiary, acquired Assembléon, a subsidiary of Assembléon Holding B.V., in an all cash transaction for approximately $97.4 million (EUR 80 million).
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of April 2, 2016 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The following table reflects obligations and contingent payments under various arrangements as of April 2, 2016:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$1,961	$—	$—	$—	$1,961
Severance (1)	2,629		697		1,932
Operating lease retirement obligations	1,619	136	307	—	1,176
Long-term income taxes payable	4,341	—	—	—	4,341
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,550	$136	$1,004	$—	$9,410
Contractual Obligations:
Inventory purchase obligations (2)	$141,774	$141,774	$—	$—	$—
Operating lease obligations (3)	28,495	4,845	7,392	5,792	10,466
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$170,269	$146,619	$7,392	$5,792	$10,466

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of April 2, 2016, we recorded a financing obligation of $17.2 million. The financing obligation is not reflected in the table above.
Off-Balance Sheet Arrangements
Credit facilities
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantee for operational purposes. As of April 2, 2016, the outstanding amount is $2.7 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of April 2, 2016, there was no outstanding amount under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.
As of April 2, 2016, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects on us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of April 2, 2016, we had no available-for-sale investments.
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
Based on our foreign currency exposure as of April 2, 2016, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow. We have no foreign exchange forward contracts or other instruments as at April 2, 2016.
On April 7, 2016, the Company entered into foreign exchange forward contracts with notional amount of $18.5 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2016. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2016 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our interim Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended April 2, 2016 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Approximately 90.9%, and 91.2% of our net revenue for the six months ended April 2, 2016 and fiscal 2015, respectively, was for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 33.9%, and 31.6% of our net revenue for the six months ended April 2, 2016 and fiscal 2015 was for shipments to customers located in China.
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

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended April 2, 2016 (in millions, except number of shares, which are reflected in thousands, and per amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 3, 2016 to January 30, 2016	146	10.12	146	$7.2
January 31, 2016 to March 5, 2016	23	10.24	23	$7.0
March 6, 2016 to April 2, 2016	—	—	—	$7.0
Total for three months ended April 2, 2016	169		169

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

* Copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 5, 2016	By:	/s/ JONATHAN CHOU
Jonathan Chou
Interim Chief Executive Officer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Jonathan Chou, interim Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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

* Copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. We hereby agree to furnish a copy of any such instrument to the SEC upon request.