Form 10-Q
period 2016-07-02
KULICKE & SOFFA INDUSTRIES INC
filed 2016-08-04
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

As of August 1, 2016, there were 70,401,751 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

July 2, 2016

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	July 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$516,128	$498,614
Accounts and other receivable, net of allowance for doubtful accounts of $488 and $621 respectively	171,809	108,596
Inventories, net	89,556	79,096
Prepaid expenses and other current assets	17,830	16,937
Deferred income taxes	—	4,126
Total current assets	795,323	707,369

Property, plant and equipment, net	50,195	53,234
Goodwill	81,272	81,272
Intangible assets	52,475	57,471
Other assets	7,442	5,120
TOTAL ASSETS	$986,707	$904,466

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,116	$25,521
Accrued expenses and other current liabilities	53,809	45,971
Income taxes payable	6,945	2,442
Total current liabilities	131,870	73,934

Financing obligation	17,084	16,483
Deferred income taxes	30,908	33,958
Other liabilities	11,173	10,842
TOTAL LIABILITIES	$191,035	$135,217

Commitments and contingent liabilities (Note 15)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 83,208 and 82,643, respectively; outstanding 70,397 and 71,240 shares, respectively	495,961	492,339
Treasury stock, at cost, 12,811 and 11,403 shares, respectively	(139,407)	(124,856)
Retained earnings	439,646	402,863
Accumulated other comprehensive loss	(528)	(1,097)
TOTAL SHAREHOLDERS' EQUITY	$795,672	$769,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$986,707	$904,466
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Nine months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net revenue	$216,414	$164,634	$481,348	$417,299
Cost of sales	116,374	87,063	261,240	216,424
Gross profit	100,040	77,571	220,108	200,875
Selling, general and administrative	38,458	36,105	101,889	97,139
Research and development	22,960	25,380	69,593	68,133
Operating expenses	61,418	61,485	171,482	165,272
Income from operations	38,622	16,086	48,626	35,603
Interest income	972	469	2,295	1,184
Interest expense	(290)	(291)	(839)	(910)
Income from operations before income taxes	39,304	16,264	50,082	35,877
Income tax expense / (benefit)	7,519	(8,775)	13,299	(4,935)
Net income	$31,785	$25,039	$36,783	$40,812

Net income per share:
Basic	$0.45	$0.33	$0.52	$0.53
Diluted	$0.45	$0.33	$0.52	$0.53

Weighted average shares outstanding:
Basic	70,379	75,420	70,502	76,376
Diluted	70,843	75,891	70,802	76,778

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Nine months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income	$31,785	$25,039	$36,783	$40,812
Other comprehensive income:
Foreign currency translation adjustment	(1,013)	46	527	(1,200)
Unrecognized actuarial gain, Switzerland pension plan, net of tax	15	—	1	—
	(998)	46	528	(1,200)

Derivatives designated as hedging instruments:
Unrealized gain / (loss) on derivative instruments, net of tax	41	(5)	(92)	(778)
Reclassification adjustment for (gain) / loss on derivative instruments recognized, net of tax	(1)	17	132	790
Net decrease from derivatives designated as hedging instruments, net of tax	40	12	40	12

Total other comprehensive (loss) / income	(958)	58	568	(1,188)

Comprehensive income	$30,827	$25,097	$37,351	$39,624
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended
	July 2, 2016	June 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,783	$40,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,221	13,978
Equity-based compensation and employee benefits	3,936	8,536
Excess tax benefits from stock-based compensation arrangements	(540)	—
Adjustment for doubtful accounts	(133)	(143)
Adjustment for inventory valuation	3,999	1,648
Deferred income taxes	(1,318)	(5,907)
Gain on disposal of property, plant and equipment	(56)	—
Unrealized loss / (gain) foreign currency transactions	1,166	(2,170)
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts and other receivable	(63,566)	8,747
Inventory	(15,426)	(11,061)
Prepaid expenses and other current assets	(964)	1,066
Accounts payable, accrued expenses and other current liabilities	53,828	(6,741)
Income taxes payable	4,623	(3,761)
Other, net	(95)	3,342
Net cash provided by operating activities	34,458	48,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(93,153)
Purchases of property, plant and equipment	(4,692)	(6,899)
Proceeds from sales of property, plant and equipment	1,053	—
Purchase of short-term investments	—	(1,630)
Maturity of short-term investments	—	10,763
Net cash used in investing activities	(3,639)	(90,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(399)	(10,693)
Proceeds from short-term loans	—	837
Proceeds from exercise of common stock options	215	694
Repurchase of common stock	(14,551)	(60,675)
Excess tax benefits from stock-based compensation arrangements	540	—
Net cash used in financing activities	(14,195)	(69,837)
Effect of exchange rate changes on cash and cash equivalents	890	354
Changes in cash and cash equivalents	17,514	(112,056)
Cash and cash equivalents at beginning of period	498,614	587,981
Cash and cash equivalents at end of period	$516,128	$475,925

CASH PAID FOR:
Interest	$839	$910
Income taxes	$9,038	$4,006
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
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2016 quarters end on January 2, 2016, April 2, 2016, July 2, 2016 and October 1, 2016. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2015 quarters ended on December 27, 2014, March 28, 2015, June 27, 2015 and October 3, 2015.
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
Use of Estimates
The preparation of consolidated financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of the Company's assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of July 2, 2016 and October 3, 2015 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of July 2, 2016 and October 3, 2015, fair value approximated the cost basis for cash equivalents.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and nine months ended July 2, 2016, no "triggering" events occurred.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three and nine months ended July 2, 2016, no triggering events occurred.
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
Research and Development
The Company charges research and development costs associated with the development of new products to expense when incurred. In certain circumstances, pre-production machines that the Company intends to sell are carried as inventory until sold.
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
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the implementation guidance of Topic 606. The amendments do not change the guidance in Topic 606. The Company may adopt the standard in either our first quarter of 2018 or 2019. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606. The Company may adopt the standard in either our first quarter of 2018 or 2019. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the impairment methodology in current GAAP, which delays recognition of credit losses until it is probable a loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for us beginning in our first quarter of 2020. Early adoption is permitted beginning in our first quarter of 2019. We are currently evaluating the impact of the adoption of this ASU on our financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: REVISION OF PREVIOUSLY REPORTED INCOME TAXES AND DEFERRED TAX LIABILITIES
In the first quarter of fiscal 2016, the Company identified an error related to the income tax expense and related deferred income tax liabilities accounts that impacted the Company’s previously issued interim and annual consolidated financial statements. The adjustment relates to the local taxes in a foreign jurisdiction that resulted in an increased provision for income taxes expense and deferred income tax liabilities that should have been recorded prior to fiscal 2014.
The Company determined that this error was not material to any of the Company’s prior annual and interim period consolidated financial statements and therefore, amendments of previously filed reports were not required. However, the Company determined that the impact of the correction may be considered material to the estimated income for fiscal 2016. As such, a revision for the correction is reflected in the financial information of the applicable prior periods in this Form 10-Q filing and disclosure of the revised amount on other prior periods will be reflected in future filings covering the applicable period. The error resulted in a cumulative correction to beginning retained earnings and deferred tax liabilities of $2.6 million on the Consolidated Balance Sheet as of October 3, 2015. Since the error relates to financial periods prior to fiscal 2014, there was no impact to the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income or the Consolidated Statements of Cash Flows for the three and nine months ended July 2, 2016 and June 27, 2015.
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
The following table reflects severance activity during the three and nine months ended July 2, 2016:

	Three months ended	Nine months ended
(in thousands)	July 2, 2016	July 2, 2016
Accrual for estimated severance and benefits, beginning of period (1)	$166	$1,538
Provision for severance and benefits (2)	—	661
Payment of severance and benefits	(88)	(2,121)
Accrual for estimated severance and benefits, end of period (1)	$78	$78

(1)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

(2)	Provision for severance and benefits is the total amount expected to be incurred and is included within selling, general and administrative expenses on the Consolidated Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of July 2, 2016 and October 3, 2015:

	As of
(in thousands)	July 2, 2016	October 3, 2015
Inventories, net:
Raw materials and supplies	$21,184	$23,541
Work in process	30,729	24,110
Finished goods	58,130	50,518
	110,043	98,169
Inventory reserves	(20,487)	(19,073)
	$89,556	$79,096
Property, plant and equipment, net:
Buildings and building improvements	$34,447	$33,760
Leasehold improvements	19,968	19,512
Data processing equipment and software	28,723	28,861
Machinery, equipment, furniture and fixtures	53,580	52,106
	136,718	134,239
Accumulated depreciation	(86,523)	(81,005)
	$50,195	$53,234
Accrued expenses and other current liabilities:
Wages and benefits	$22,233	$19,166
Accrued customer obligations (1)	13,355	9,215
Commissions and professional fees	5,200	3,880
Deferred rent	2,944	2,450
Severance (2)	1,131	1,645
Other	8,946	9,615
	$53,809	$45,971

(1)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(2)
Includes the restructuring plan discussed in Note 3, $1.0 million of severance payable in connection with the October 2015 retirement of the Company's CEO, and other severance payments which are not part of the Company's plan to streamline its global operations and functions.

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
As of July 2, 2016, $12.8 million (EUR 11.5 million) was held in escrow for a period of eighteen months from the acquisition date as security pending the completion of Assembléon Holding B.V.'s obligations as seller under the Agreement.

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
For the nine months ended June 27, 2015, the acquired business contributed revenue of $38.0 million and net loss of $4.5 million.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Nine months ended
(in thousands, except per share)	June 27, 2015
Revenue	$443,582
Net income	35,476
Basic income per common share	0.46
Diluted income per common share	0.46

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2015 and concluded that no impairment charge was required. During the nine months ended July 2, 2016, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
In 2009, the Company recorded goodwill when it acquired Orthodyne and added wedge bonder products to its business.
On January 9, 2015, KSH, the Company's wholly owned subsidiary, acquired all of the outstanding equity interests of Assembléon, in an all cash transaction for approximately $97.4 million (EUR 80 million). Assembléon, together with its subsidiaries, offers assembly equipment, processes and services for the automotive, industrial, and advanced packaging markets. The acquisition expanded the Company's presence in automotive, industrial and advanced packaging markets.
The following table summarizes the Company's recorded goodwill as of July 2, 2016 and October 3, 2015:

	As of
(in thousands)	July 2, 2016	October 3, 2015
Goodwill	$81,272	$81,272
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects net intangible assets as of July 2, 2016 and October 3, 2015:

	As of		Average estimated
(dollar amounts in thousands)	July 2, 2016	October 3, 2015	useful lives (in years)
Developed technology	$74,080	$74,080	7.0 to 15.0
Accumulated amortization	(37,288)	(35,244)
Net developed technology	$36,792	$38,836

Customer relationships	$36,968	$36,968	5.0 to 6.0
Accumulated amortization	(23,717)	(21,509)
Net customer relationships	$13,251	$15,459

Trade and brand names	$7,515	$7,515	7.0 to 8.0
Accumulated amortization	(5,083)	(4,339)
Net trade and brand name	$2,432	$3,176

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$52,475	$57,471
The following table reflects estimated annual amortization expense related to intangible assets as of July 2, 2016:

As of
(in thousands)	July 2, 2016
Remaining fiscal 2016	$1,664
Fiscal 2017	6,086
Fiscal 2018	6,086
Fiscal 2019	6,086
Fiscal 2020 and onwards	32,553
Total amortization expense	$52,475

NOTE 7: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash and cash equivalents consisted of the following as of July 2, 2016:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$172,919	$—	$—	$172,919
Cash equivalents:
Money market funds	85,582	—	—	85,582
Time deposits	257,627	—	—	257,627
Total cash and cash equivalents	$516,128	$—	$—	$516,128

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended July 2, 2016.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

There were no outstanding derivative instruments as of October 3, 2015. The fair value of derivative instruments on our Consolidated Balance Sheet as of July 2, 2016 was as follows:

	As of
(in thousands)	July 2, 2016
	Notional Amount	Fair Value Asset Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$9,271	40
Total derivatives	$9,271	40

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Balance Sheet.

(2)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Statements of Comprehensive Income for the three and nine months ended July 2, 2016 and June 27, 2015 are as follows:

(in thousands)	Three months ended		Nine months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax(1)	$41	$(5)	$(92)	$(778)
Net gain/(loss) reclassified from accumulated OCI into income, net of tax(2)	$1	$(17)	$(132)	$(790)
Net gain recognized in income(3)	$—	$—	$—	$—
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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as Property, Plant and Equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of July 2, 2016, we recorded a financing obligation related to the Building of $17.1 million. The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of July 2, 2016, the outstanding amount is $3.1 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of July 2, 2016, there was no outstanding amount under the 2016 Credit Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plan
The Company has 401(k) retirement income plans (the “Plans”) for eligible U.S. employees. The Plans allow for employee contributions and Company contributions from 4% to 8% based upon terms and conditions of the 401(k) Plans that they participate in.
The following table reflects the Company’s contributions to the Plans during the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended		Nine months ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Cash	$376	$460	$1,194	$1,255
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended July 2, 2016, there were no stock repurchases under the Program. During the nine months ended July 2, 2016, the Company repurchased a total of 1.4 million shares of common stock at a cost of $14.6 million. The stock repurchases were recorded in the periods they were delivered, and the payment of $14.6 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive income reflected in the Consolidated Balance Sheets as of July 2, 2016 and October 3, 2015:

	As of
(in thousands)	July 2, 2016	October 3, 2015
Gain / (loss) from foreign currency translation adjustments	$366	$(161)
Unrecognized actuarial loss Switzerland pension plan, net of tax	(588)	(590)
Switzerland pension plan curtailment	(346)	(346)
Unrealized gain on hedging	40	—
Accumulated other comprehensive loss	$(528)	$(1,097)

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

Equity-Based Compensation
As of July 2, 2016, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). Under these Equity Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of July 2, 2016, the Company’s one active plan, the 2009 Equity Plan, had 3.0 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended July 2, 2016 and June 27, 2015 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended		Nine months ended
(shares in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Market-based restricted stock	6	—	172	232
Time-based restricted stock	16	—	597	484
Common stock	15	11	47	35
Equity-based compensation in shares	37	11	816	751

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations during the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended		Nine months ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Cost of sales	$98	$88	$323	$304
Selling, general and administrative (1)	1,331	1,914	2,021	6,389
Research and development	472	518	1,592	1,843
Total equity-based compensation expense	$1,901	$2,520	$3,936	$8,536
(1) The selling, general and administrative expense for the nine months ended July 2, 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended		Nine months ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Market-based restricted stock	$475	$986	$(518)	$3,330
Time-based restricted stock	1,246	1,321	3,958	4,565
Performance-based restricted stock	—	33	(43)	98
Stock options	—	—	—	3
Common stock	180	180	539	540
Total equity-based compensation expense (1)	$1,901	$2,520	$3,936	$8,536
(1) The equity-based compensation expense for the nine months ended July 2, 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.

NOTE 12: EARNINGS PER SHARE
Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Stock options and restricted stock are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive.
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended
(in thousands, except per share)	July 2, 2016		June 27, 2015
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$31,785	$31,785	$25,039	$25,039
DENOMINATOR:
Weighted average shares outstanding - Basic	70,379	70,379	75,420	75,420
Stock options		32		67
Time-based restricted stock		331		336
Market-based restricted stock		101		68
Weighted average shares outstanding - Diluted		70,843		75,891
EPS:
Net income per share - Basic	$0.45	$0.45	$0.33	$0.33
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.45		$0.33

	Nine months ended
(in thousands, except per share data)	July 2, 2016		June 27, 2015
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$36,783	$36,783	$40,812	$40,812
DENOMINATOR:
Weighted average shares outstanding - Basic	70,502	70,502	76,376	76,376
Stock options		30		84
Time-based restricted stock		196		269
Market-based restricted stock		74		49
Weighted average shares outstanding - Diluted		70,802		76,778
EPS:
Net income per share - Basic	$0.52	$0.52	$0.53	$0.53
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.52		$0.53

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 13: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the nine months ended July 2, 2016 and June 27, 2015:

	Nine months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015
Income from operations before income taxes	$50,082	$35,877
Income tax expense / (benefit)	13,299	(4,935)
Net income	$36,783	$40,812

Effective tax rate	26.6%	(13.8)%
For the nine months ended July 2, 2016, the effective income tax rate differed from the federal statutory tax rate primarily due to tax benefits from profits in foreign operations subject to a lower statutory tax rate than the federal rate, tax benefits from domestic research expenditures, and the impact of tax holidays, partially offset by a tax liability arising from a settlement with a foreign tax authority, an increase for deferred taxes on unremitted earnings, foreign withholding taxes, and an increase in valuation allowance against certain foreign deferred tax assets.
For the nine months ended June 27, 2015, the effective income tax rate differed from the federal statutory tax rate primarily due to tax benefits from research and development expenditures, profits from foreign operations subject to a lower statutory tax rate than the federal rate, and the impact of tax holidays, offset by an increase in valuation allowance against certain foreign deferred tax assets, foreign earnings not permanently reinvested, and foreign withholding taxes. In addition, a tax benefit of $13.7 million was recorded primarily related to the reduction in the deferred tax liabilities as a result of the change in permanent reinvestment assertion for the nine months ended June 27, 2015 due to a business structure reorganization.
The effective tax rate for the three months ended July 2, 2016 of 19.1% increased from the effective tax rate for the three months ended June 27, 2015 of (54.0)% primarily due to a tax benefit of $13.7 million recorded in 2015 that mainly relates to the reduction in deferred tax liabilities as a result of the change in permanent reinvestment assertion due to a business structure reorganization.
The effective tax rate for the nine months ended July 2, 2016 of 26.6% increased from the effective tax rate for the nine months ended June 27, 2015 of (13.8)% and the year ended October 3, 2015 of (34.3)% primarily due to a tax benefit of $13.7 million recorded in 2015 that mainly relates to the reduction in deferred tax liabilities as a result of the change in permanent reinvestment assertion and a one-time tax liability of $4.4 million recorded in 2016 arising from a settlement reached with a foreign tax authority.
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
The following table reflects operating information by segment for the three and nine months ended July 2, 2016 and June 27, 2015:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Nine months ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net revenue:
Equipment	$200,128	$148,987	$434,164	$369,759
Expendable Tools	16,286	15,647	47,184	47,540
Net revenue	216,414	164,634	481,348	417,299
Income from operations:
Equipment	34,676	12,849	35,966	24,602
Expendable Tools	3,946	3,237	12,660	11,001
Income from operations	$38,622	$16,086	$48,626	$35,603
The following table reflects assets by segment as of July 2, 2016 and October 3, 2015:

	As of
(in thousands)	July 2, 2016	October 3, 2015
Segment assets:
Equipment	$907,628	$828,471
Expendable Tools	79,079	75,995
Total assets	$986,707	$904,466
The following tables reflect capital expenditures for the nine months ended July 2, 2016 and June 27, 2015, and depreciation expense for the three and nine months ended July 2, 2016 and June 27, 2015:

	Nine months ended
(in thousands)	July 2, 2016	June 27, 2015
Capital expenditures:
Equipment	$3,137	$4,274
Expendable Tools	1,259	1,435
Capital expenditures	$4,396	$5,709

	Three months ended		Nine months ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Depreciation expense:
Equipment	$1,800	$1,859	$5,531	$5,106
Expendable Tools	554	599	1,694	1,840
Depreciation expense	$2,354	$2,458	$7,225	$6,946

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects the reserve for product warranty activity for the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended		Nine months ended
(in thousands)	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Reserve for product warranty, beginning of period	$1,871	$1,849	$1,856	$1,542
Addition from business combination	—	—	—	547
Provision for product warranty	2,882	828	4,240	2,065
Product warranty costs paid	(649)	(705)	(1,992)	(2,182)
Reserve for product warranty, end of period	$4,104	$1,972	$4,104	$1,972
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of July 2, 2016:

		Payments due by fiscal year
(in thousands)	Total	2016	2017	2018	2019	thereafter
Inventory purchase obligation (1)	$108,103	$108,103	$—	$—	$—	$—
Operating lease obligations (2)	27,318	1,243	4,652	3,635	3,050	14,738
Total	$135,421	$109,346	$4,652	$3,635	$3,050	$14,738

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of July 2, 2016, we recorded a financing obligation related to the Building of $17.1 million (see Note 10 above). The financing obligation is not reflected in the table above.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended July 2, 2016 and June 27, 2015.

	As of
	July 2, 2016	June 27, 2015
Haoseng Industrial Company Limited (1)	14.1%	*
(1) Distributor of the Company's products.
* Represented less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of July 2, 2016 and June 27, 2015:

	As of
	July 2, 2016	June 27, 2015
Haoseng Industrial Company Limited (1)	25.7%	14.8%
Siliconware Precision Industries Co. Limited	11.8%	*
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
Business Environment
The semiconductor business environment is highly volatile, driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecasted to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both integrated device manufacturers (“IDMs”) and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending—the so-called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally, this results in subsequent reductions in the December quarter. This annual seasonality can occasionally be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of July 2, 2016, our total cash and cash equivalents were $516.1 million, a $17.5 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended July 2, 2016, there were no stock repurchases under the Program. During the nine months ended July 2, 2016, the Company repurchased a total of 1.4 million shares of common stock at a cost of $14.6 million, under the Program. As of July 2, 2016, our remaining stock repurchase authorization under the Program was approximately $7.0 million.
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

Products and Services
We supply a range of bonding equipment and expendable tools. The following tables reflect net revenue by business segment for the three and nine months ended July 2, 2016 and June 27, 2015, respectively:

	Three months ended
	July 2, 2016		June 27, 2015
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$200,128	92.5%	$148,987	90.5%
Expendable Tools	16,286	7.5%	15,647	9.5%
	$216,414	100.0%	$164,634	100.0%

	Nine months ended
	July 2, 2016		June 27, 2015
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$434,164	90.2%	$369,759	88.6%
Expendable Tools	47,184	9.8%	47,540	11.4%
	$481,348	100.0%	$417,299	100.0%

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
Our portfolio of ball bonding products includes:

•	The IConnPS PLUS series: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS ProCu PLUS series: high-performance copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS MEM PLUS series: ball bonders designed for the assembly of stacked memory devices.

•	The ConnXPS PLUS series: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED PLUS: ball bonders targeted specifically at the fast growing LED market.

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

•
The AsterionTM:  latest generation hybrid wedge bonder. Larger area, higher speed and accuracy wedge bonders for power modules, automotive packages, battery applications and other aluminum wedge interconnect applications.

While wedge bonding traditionally utilizes aluminum wire, all of our wedge bonders may be modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is increasingly used for high current packages and automotive applications.
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

◦
Quantis: Our latest and most advanced Copper wire bonding capillary products series. It is the result of extensive experience in the development and implementation of Copper wire capillary products. Quantis series products are offered for leading Quad Flat No-lead ("QFN") (including Pre-Plated Frame ("PPF") & micro-PPF types) and Ball Grid Array carrier applications, where high levels of operations efficiency and process stability are required. Quantis capillary material and design features are optimally combined to help improve productivity (longer usable life span) and ease production fan out (relatively large bonding parametric window). Quantis products can be fit for any copper wire type and diameter ranging from 0.7 - 2.5 mil, for conventional or stand-off-stitch bonding, on any copper capable ball bonder model.

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

•	Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die or to cut packaged semiconductor units into individual units.

•	Bonding wedges: expendable tools used in wedge bonders. Wedge tools are used for both wire and ribbon applications.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015	$ Change	% Change
Net revenue	$216,414	$164,634	$51,780	31.5%
Cost of sales	116,374	87,063	29,311	33.7%
Gross profit	100,040	77,571	22,469	29.0%
Selling, general and administrative	38,458	36,105	2,353	6.5%
Research and development	22,960	25,380	(2,420)	(9.5)%
Operating expenses	61,418	61,485	(67)	(0.1)%
Income from operations	$38,622	$16,086	$22,536	140.1%

	Nine months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015	$ Change	% Change
Net revenue	$481,348	$417,299	$64,049	15.3%
Cost of sales	261,240	216,424	44,816	20.7%
Gross profit	220,108	200,875	19,233	9.6%
Selling, general and administrative	101,889	97,139	4,750	4.9%
Research and development	69,593	68,133	1,460	2.1%
Operating expenses	171,482	165,272	6,210	3.8%
Income from operations	$48,626	$35,603	$13,023	36.6%
Our net revenues for the three months ended July 2, 2016 increased as compared to our net revenues for the three months ended June 27, 2015. The increase in net revenue was primarily due to higher volume as a result of strong demand from our customers, particularly in our equipment segment. The strong demand was primarily driven by the utility smartphone market and alternative energy and storage market.
Our net revenues for the nine months ended July 2, 2016 increased as compared to our net revenues for the nine months ended June 27, 2015. The increase in net revenue was primarily due to higher volume as a result of strong demand from our customers and inclusion of additional revenue from APMR and SMT products, which were acquired in the Assembléon acquisition. The strong demand was primarily driven by the utility smartphone market and alternative energy and storage market.
The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 94.2% of our net revenue for the three months ended July 2, 2016 and June 27, 2015 was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Likewise, approximately 92.4% and 92.5% of our net revenue for the nine months ended July 2, 2016 and June 27, 2015, respectively, was for shipments to customer locations outside of the U.S. We expect sales outside of the U.S. to continue to represent the majority of our future revenue.
The following tables reflect net revenue by business segment for the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015	$ Change	% Change
Equipment	$200,128	$148,987	$51,141	34.3%
Expendable Tools	16,286	15,647	639	4.1%
Total net revenue	$216,414	$164,634	$51,780	31.5%

	Nine months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015	$ Change	% Change
Equipment	$434,164	$369,759	$64,405	17.4%
Expendable Tools	47,184	47,540	(356)	(0.7)%
Total net revenue	$481,348	$417,299	$64,049	15.3%

Equipment
The following table reflects the components of Equipment net revenue change between the three and nine months ended July 2, 2016 and June 27, 2015:

	July 2, 2016 vs. June 27, 2015
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$(8,960)	$60,101	$51,141	$(21,222)	$85,627	$64,405
For the three months ended July 2, 2016, the higher Equipment net revenue as compared to the prior year period was primarily due to the higher volume of our ball bonders, wedge bonders and APMR products. The higher volume was primarily driven by the strong demand from our customers. This was partially offset by the unfavorable price variance in our ball bonders and APMR products. The unfavorable price variance was due to the unfavorable customer mix.
For the nine months ended July 2, 2016, the higher Equipment net revenue as compared to the prior year period was primarily due to the higher volume of our ball bonders, wedge bonders, APMR and SMT products. The higher volume of our ball bonders, wedge bonders and APMR products was primarily driven by the strong demand from our customers. In addition, the higher volume of APMR and SMT products was due to inclusion of the additional revenue resulting from the Assembléon acquisition. This was partially offset by the unfavorable price variance in our ball bonders and APMR products. The unfavorable price variance was due to the unfavorable customer mix.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three and nine months ended July 2, 2016 and June 27, 2015:

	July 2, 2016 vs. June 27, 2015
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$(844)	$1,483	$639	$(2,187)	$1,831	$(356)
For the three months ended July 2, 2016, the higher Expendable Tools net revenue as compared to the prior year period was primarily due to higher volume and offset by price reductions.
For the nine months ended July 2, 2016, the lower Expendable Tools net revenue as compared to the prior year period was primarily due to price reductions, partially offset by higher volume.
Gross Profit
The following tables reflect gross profit by business segment for the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015	$ Change	% Change
Equipment	$90,981	$68,857	$22,124	32.1%
Expendable Tools	9,059	8,714	345	4.0%
Total gross profit	$100,040	$77,571	$22,469	29.0%

	Nine months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015	$ Change	% Change
Equipment	$193,171	$173,553	$19,618	11.3%
Expendable Tools	26,937	27,322	(385)	(1.4)%
Total gross profit	$220,108	$200,875	$19,233	9.6%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended		Basis Point
	July 2, 2016	June 27, 2015	Change
Equipment	45.5%	46.2%	(70)
Expendable Tools	55.6%	55.7%	(10)
Total gross margin	46.2%	47.1%	(90)

	Nine months ended		Basis Point
	July 2, 2016	June 27, 2015	Change
Equipment	44.5%	46.9%	(240)
Expendable Tools	57.1%	57.5%	(40)
Total gross margin	45.7%	48.1%	(240)
Equipment
The following table reflects the components of Equipment gross profit change between the three and nine months ended July 2, 2016 and June 27, 2015:

	July 2, 2016 vs. June 27, 2015
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$(8,960)	$2,598	$28,486	$22,124	$(21,222)	$1,493	$39,347	$19,618
For the three months ended July 2, 2016, the higher Equipment gross profit as compared to the prior year period was primarily due to the higher volume of our ball bonders, wedge bonders and APMR products and lower cost. The higher volume was primarily driven by the strong demand from our customers. The lower cost was primarily due to product mix. Higher volume and lower cost were partially offset by the unfavorable price variance in our ball bonders and APMR products. The unfavorable price variance was due to the unfavorable customer mix.
For the nine months ended July 2, 2016, the higher Equipment gross profit as compared to the prior year period was primarily due to the higher volume of our ball bonders, wedge bonders, APMR and SMT products and lower cost. The higher volume of our ball bonders, wedge bonders and APMR products was primarily driven by the strong demand from our customers. In addition, the higher volume of APMR and SMT products was due to inclusion of the additional revenue resulting from the Assembléon acquisition . The lower cost was primarily due to product mix. Higher volume and lower cost were partially offset by the unfavorable price variance in our ball bonders and APMR products. The unfavorable price variance was due to the unfavorable customer mix.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three and nine months ended July 2, 2016 and June 27, 2015:

	July 2, 2016 vs. June 27, 2015
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$(844)	$292	$897	$345	$(2,187)	$590	$1,212	$(385)
For the three months ended July 2, 2016, the higher Expendable Tools gross profit as compared to the prior year period was primarily due to higher volume and lower cost. This was partially offset by the price reduction in the expendable tools business.
For the nine months ended July 2, 2016, the lower Expendable Tools gross profit as compared to the prior year period was primarily due to price reduction in the expendable tools business. This was partially offset by higher volume and lower cost.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended		Basis point
	July 2, 2016	June 27, 2015	change
Selling, general & administrative	17.8%	21.9%	(410)
Research & development	10.6%	15.4%	(480)
Total	28.4%	37.3%	(890)

	Nine months ended		Basis point
	July 2, 2016	June 27, 2015	change
Selling, general & administrative	21.2%	23.3%	(210)
Research & development	14.5%	16.3%	(180)
Total	35.7%	39.6%	(390)
Selling, General and Administrative (“SG&A”)
For the three months ended July 2, 2016, higher SG&A as compared to prior year period was primarily due to a $2.9 million increase in incentive compensation and sales commissions and a $0.6 million unfavorable foreign exchange variance. The higher incentive compensation and sales commissions were due to better current fiscal period performance than in the prior year. Also, in fiscal 2016 there were no further amortization expenses relating to the wedge bonder developed technology, which represented $1.2 million of expenses in the comparable period in the prior fiscal year.
For the nine months ended July 2, 2016, higher SG&A as compared to prior year period was primarily due to inclusion of SG&A expenses of $10.5 million from APMR and SMT products, which were acquired in the Assembléon acquisition, $2.6 million unfavorable net foreign exchange variance and $1.8 million increase in professional fees. These were partially offset by lower staff costs of $6.6 million due to streamlining of our global operations and functions, $3.6 million lower amortization expenses relating to the wedge bonder developed technology that were fully amortized in fiscal year 2015.
Research and Development (“R&D”)
For the three months ended July 2, 2016, lower R&D expenses as compared to prior year period was primarily due to lower staff costs. This was partially offset by the additional investment in the development of advanced packaging products.
For the nine months ended July 2, 2016, higher R&D expenses as compared to prior year period was primarily due to additional investment in the development of advanced packaging products. This was partially offset by lower staff cost.
Income from Operations
For the three months ended July 2, 2016, total income from operations was higher by $22.5 million as compared to the three months ended June 27, 2015. This was primarily due to higher net revenues and higher gross margin as explained above.
For the nine months ended July 2, 2016, total income from operations was higher by $13.0 million as compared to the nine months ended June 27, 2015. This was primarily due to higher net revenues and higher gross margin partially offset by higher operating expenses, as explained above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended July 2, 2016 and June 27, 2015:

	Three months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015	$ Change	% Change
Interest income	$972	$469	$503	107.2%
Interest expense	$(290)	$(291)	$1	(0.3)%

	Nine months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015	$ Change	% Change
Interest income	$2,295	$1,184	$1,111	93.8%
Interest expense	$(839)	$(910)	$71	(7.8)%
For the three and nine months ended July 2, 2016, interest income was higher as compared to the three and nine months ended June 27, 2015. This was primarily due to higher returns and a larger cash and cash equivalents balance.
Interest expense for the three and nine months ended July 2, 2016 and June 27, 2015 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 10 of Item 1).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the nine months ended July 2, 2016 and June 27, 2015:

	Nine months ended
(dollar amounts in thousands)	July 2, 2016	June 27, 2015
Income from operations before income taxes	$50,082	$35,877
Income tax expense / (benefit)	13,299	(4,935)
Net income	$36,783	$40,812
Effective tax rate	26.6%	(13.8)%
Please refer to Note 13 for discussion on the provision for income taxes and the effective tax rate for the nine months ended July 2, 2016 and June 27, 2015.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents and investments as of July 2, 2016 and October 3, 2015:

	As of
(dollar amounts in thousands)	July 2, 2016	October 3, 2015	Change
Cash and cash equivalents	$516,128	$498,614	$17,514
Percentage of total assets	52.3%	55.1%
The following table reflects summary Consolidated Statement of Cash Flow information for the nine months ended July 2, 2016 and June 27, 2015:

	Nine months ended
(in thousands)	July 2, 2016	June 27, 2015
Net cash provided by operating activities	$34,458	$48,346
Net cash used in investing activities	(3,639)	(90,919)
Net cash used in financing activities	(14,195)	(69,837)
Effect of exchange rate changes on cash and cash equivalents	890	354
Changes in cash and cash equivalents	$17,514	$(112,056)
Cash and cash equivalents, beginning of period	498,614	587,981
Cash and cash equivalents, end of period	$516,128	$475,925
Nine months ended July 2, 2016
Net cash provided by operating activities was primarily due to net income of $36.8 million and non-cash adjustments of $19.3 million offset by working capital changes of $(21.6) million. The change in working capital was primarily driven by an increase in accounts and notes receivable of $63.6 million, an increase in inventories of $15.4 million and an increase in prepaid expenses and other current assets of $1.0 million. This was partially offset by corresponding increases in accounts payable, accrued expenses and other current liabilities of $53.8 million and income taxes payable of $4.6 million.
The increase in accounts receivables was due to higher sales in the third quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015. The lower sales in fourth quarter of fiscal 2015 was mainly attributable to lower equipment utilization rate due to the economic conditions, and therefore lower demand from our customers. The higher sales activity in the third quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015 resulted in an increase of accounts payable and accrued expenses and an increase in inventories. The higher income taxes payable was mainly due to additional tax liability arising from a settlement reached with a foreign tax authority.
Net cash used in investing activities was primarily due to capital expenditures of $4.7 million and partially offset by proceeds from sales of property, plant and equipment of $1.1 million.
Net cash used in financing activities relates to the repurchase of common stock of $14.6 million, partially offset by the excess tax benefits from stock-based compensation arrangements of $0.5 million.
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
Fiscal 2016 Liquidity and Capital Resource Outlook
We expect our fiscal 2016 capital expenditures to be between $6.0 and $7.0 million. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia and improvements to our information technology infrastructure.
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
As of July 2, 2016 and October 3, 2015, approximately $497.0 million and $488.0 million of cash, cash equivalents and short-term investments were held by the Company's foreign subsidiaries, respectively. The cash amounts not available for use in the U.S. without incurring additional U.S. income tax as of July 2, 2016 and October 3, 2015, were approximately $400.1 million and $343.5 million, respectively.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities. In addition, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes and provide additional liquidity for any U.S. needs. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures and the share repurchase program as approved by the Board of Directors. We currently do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Should the Company’s U.S. cash needs exceed its funds generated by U.S. operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could borrow under the 2016 Credit Facility, seek other U.S. borrowing alternatives, repatriate funds held by foreign subsidiaries that have already been subject to U.S. taxation without incurring additional income tax expense (i.e. earnings previously subject to U.S. income tax or U.S. deferred taxes already accrued on those respective earnings), or a combination thereof.
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
During the three months ended July 2, 2016, there were no stock repurchases. During the nine months ended July 2, 2016, the Company repurchased a total of 1.4 million shares of common stock at a cost of $14.6 million under the repurchase program. As of July 2, 2016, our remaining stock repurchase authorization under the repurchase program was approximately $7.0 million. It is possible that the Board of Directors could extend or expand this program.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of

July 2, 2016 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The following table reflects obligations and contingent payments under various arrangements as of July 2, 2016:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$1,973	$—	$—	$—	$1,973
Severance (1)	2,640		696		1,944
Operating lease retirement obligations	1,694	149	348	—	1,197
Long-term income taxes payable	4,690	—	—	—	4,690
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$10,997	$149	$1,044	$—	$9,804
Contractual Obligations:
Inventory purchase obligations (2)	$108,103	$108,103	$—	$—	$—
Operating lease obligations (3)	27,318	4,816	7,003	5,669	9,830
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$135,421	$112,919	$7,003	$5,669	$9,830

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of July 2, 2016, we recorded a financing obligation of $17.1 million. The financing obligation is not reflected in the table above.
Off-Balance Sheet Arrangements
Credit facilities
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee for operational purposes. As of July 2, 2016, the outstanding amount is $3.1 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of July 2, 2016, there was no outstanding amount under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.
As of July 2, 2016, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects on us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of July 2, 2016, we had no available-for-sale investments.
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
Based on our foreign currency exposure as of July 2, 2016, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. We may enter into foreign exchange forward contracts and other instruments in the future; however, our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
On April 7, 2016, the Company entered into foreign exchange forward contracts with notional amount of $18.5 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to six months. We have foreign exchange forward contracts with a notional amount of $9.3 million outstanding as of July 2, 2016.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2016. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2016 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our interim Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended July 2, 2016 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Approximately 92.4%, and 92.5% of our net revenue for the nine months ended July 2, 2016 and fiscal 2015, respectively, was for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 34.9%, and 31.7% of our net revenue for the nine months ended July 2, 2016 and fiscal 2015 was for shipments to customers located in China.
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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: Aug 4, 2016	By:	/s/ JONATHAN CHOU
Jonathan Chou
Interim Chief Executive Officer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Jonathan Chou, interim Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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