Form 10-K
period 2016-10-01
KULICKE & SOFFA INDUSTRIES INC
filed 2016-11-17
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2016
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

COMMON STOCK, WITHOUT PAR VALUE
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒
 No ☐
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 1, 2016, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $791.7 million based on the closing sale price as reported on The NASDAQ Global Market (reference is made to Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).
As of November 15, 2016 there were 70,881,792 shares of the registrant's common stock, without par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed on or about January 27, 2017 are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 herein of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Report on Form 10-K.

KULICKE AND SOFFA INDUSTRIES, INC.
 2016 Annual Report on Form 10-K
October 1, 2016

PART I

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball, wedge bonder, advanced packaging and electronic assembly equipment and for expendable tools.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended October 1, 2016 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
We operate in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for us to predict all risks that may affect us. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements, which speak only as of the date on which they were made. Except as required by law, we assume no obligation to update or revise any forward-looking statement to reflect actual results or changes in, or additions to, the factors affecting such forward-looking statement. Given those risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictions of actual results.
Item 1. BUSINESS
Kulicke and Soffa Industries, Inc. ("We", the "Company" or "K&S") designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position as a leader in the semiconductor assembly technology. We also remain focused on our cost structure through continuing improvement and optimization of operations. Cost reduction efforts are an important part of our normal ongoing operations and are expected to generate savings without compromising overall product quality and service levels.
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
Our year end for each of fiscal 2016, 2015 and 2014 was October 1, 2016, October 3, 2015, and September 27, 2014, respectively.
Business Environment
The semiconductor business environment is highly volatile and is driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both IDMs and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending—the so-called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally, this results in subsequent reductions in the December quarter. This annual seasonality can occasionally be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of October 1, 2016, our total cash and cash equivalents were $547.9 million, a $49.3 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the year ended October 1, 2016, the Company repurchased a total of 1.4 million shares of common stock at a cost of $14.6 million under the Program. As of October 1, 2016, our remaining stock repurchase authorization under the Program was approximately $7.0 million.

Technology Leadership
We compete largely by offering our customers advanced equipment and expendable tools available for the interconnect processes. We believe our technology leadership contributes to the strong market positions of our ball bonder, wedge bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce a stream of improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we often work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enables our customers to handle the leading technologies in terms of bond pad pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our large bondable area (“LA” and “ELA”) configured machines. Both LA and ELA options are now available on all of our Power Series (“PS”) models and allow our customers to gain added efficiencies and to reduce the cost of packaging.
We optimize our bonder platforms to deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms (IConnPS MEM PLUS) to address opportunities in memory assembly, in particular for NAND Flash storage.
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us as it will increase synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and some have yielded results.
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
Our technology leadership and bonding process know-how have enabled us to develop highly function-specific equipment with high throughput and accuracy. This forms the foundation for our advanced packaging equipment development. We established a dedicated team to develop and manufacture advanced packaging bonders for the emerging 2.5 dimensional integrated circuit (“2.5D IC”) and 3 dimensional integrated circuit (“3D IC”) markets. By reducing the interconnect dimensions, 2.5D ICs and 3D ICs are expected to provide form factor, performance and power efficiency enhancements over traditional flip-chip packages in production today. High-performance processing and memory applications, in addition to mobile devices such as smartphones and tablets, are anticipated to be earlier adopters of this new packaging technology.

With the acquisition of Assembléon, we broadened our advanced packaging solutions for mass reflow to include flip chip, wafer level packaging ("WLP"), fan-out wafer level packaging ("FOWLP"), advanced package-on-package, embedded die, and System-in-Package ("SiP"). The acquisition also enabled us to diversify our business while further expanding market reach into the automotive, LED lighting , medical and industrial segments with electronic assembly solutions.
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
Products and Services
The Company operates two segments: Equipment and Expendable Tools. The following table reflects net revenue by business segment for fiscal 2016, 2015, and 2014:

	Fiscal
	2016		2015		2014
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$562,463	89.7%	$472,002	88.0%	$503,049	88.5%
Expendable Tools	64,729	10.3%	64,469	12.0%	65,520	11.5%
	$627,192	100.0%	$536,471	100.0%	$568,569	100.0%

See Note 15 to our Consolidated Financial Statements included in Item 8 of this report for our financial results by business segment.
Equipment Segment
In our equipment segment, we manufacture and sell a line of ball bonders, wafer level bonders, wedge bonders, advanced packaging and electronic assembly solutions that are sold to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers. Ball bonders are used to connect very fine wires, typically made of gold, silver alloy or copper, between the bond pads of the semiconductor device, or die, and the leads on its package. Wafer level bonders mechanically apply bumps to die, typically while still in the wafer format, for some variants of the flip chip assembly process. Wedge bonders use either aluminum wire or ribbon to perform the same function in packages that cannot use gold or copper wire because of either high electrical current requirements or other package reliability issues.

Our principal Equipment segment products include:

Business Unit	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS series (2) (3) (4)	Advanced and ultra fine pitch applications

	IConnPS ProCu PLUS series (2) (3) (4)	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS MEM PLUS series (2) (3) (4)	Memory applications

	ConnXPS PLUS series (2) (3) (4)	Bonder for low-to-medium pin count applications

	ConnXPS LED PLUS	LED applications

	AT Premier PLUS	Advanced wafer level bonding application

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	AsterionTM	Power hybrid and automotive modules with larger area using heavy and thin aluminum

	AsterionTM EV	Extended area for battery bonding and dual lane hybrid module bonding

Advanced Packaging	APAMA C2S	Thermo-compression for chip-to-substrate, chip-to-chip and high accuracy flip chip ("HA FC") bonding applications

	APAMA C2W	Thermo-compression for chip-to-wafer, HA FC and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

	Hybrid Series	Advanced packages assembly applications requiring high throughput such as flip chip, WLP, FOWLP, embedded die, SiP, package-on-package ("POP"), and modules

(1) Power Series (“PS”)
(2) Standard version
(3) Large area version
(4) Extended large area version

Business Unit	Product Name (1)	Typical Served Market

Electronics Assembly	iX Series	Advanced Surface Mount Technology ("SMT") applications requiring extremely high output of passive and active components

	iFlex Series	Advanced SMT applications requiring multi-lane or line balancing solutions for standard or oddform passive and active components
Ball Bonders
Automatic ball bonders represent the largest portion of our semiconductor equipment business. Our portfolio of ball bonding products includes:

•	The IConnPS PLUS series: high-performance ball bonders which can be configured for either gold or copper wire.

•	The IConnPS ProCu PLUS series: high-performance copper wire ball bonders for advanced wafer nodes at 28 nanometer and below.

•	The IConnPS MEM PLUS series: ball bonders designed for the assembly of stacked memory devices.

•	The ConnXPS PLUS series: cost-performance ball bonders which can be configured for either gold or copper wire.

•	The ConnXPS LED PLUS: ball bonders targeted specifically at the fast growing LED market.

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
Wedge Bonders
We design and manufacture wedge bonders for the power semiconductor and automotive power module markets. Wedge bonders may use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. In addition, our wedge bonder products can be used in the high reliability interconnections of rechargeable batteries in hybrid and electric automotive applications.
Our portfolio of wedge bonding products includes:

•	The 3600PLUS: high speed, high accuracy wire bonders designed for power modules, automotive packages and other heavy wire multi-chip module applications.

•	The 3700PLUS: wire bonders designed for hybrid and automotive modules using thin aluminum wire.

•	The PowerFusionPS Semiconductor Wedge Bonders - Configurable in single, dual and multi-head configurations using aluminum wire and PowerRibbon®:

◦	The PowerFusionPS TL: designed for single row leadframe and high volume power semiconductor applications.

◦	The PowerFusionPS HL and PowerFusionPS HLx: designed for advanced power semiconductor applications.

•
The AsterionTM and AsterionTM EV: Hybrid wedge bonder designed for larger area, higher speed and accuracy wedge bonders for power modules, automotive packages, battery applications and other aluminum wedge interconnect applications.

While wedge bonding traditionally utilizes aluminum wire, all of our wedge bonders may be modified to bond aluminum ribbon using our proprietary PowerRibbon® process. Aluminum ribbon offers device makers performance advantages over traditional round wire and is being increasingly used for high current packages and automotive applications.
Our PowerFusionPS series are driven by new powerful direct-drive motion systems and expanded pattern recognition capabilities. PowerFusionPS series improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode.

Advanced Packaging
Our APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S (chip-to-substrate) bonder is designed for high accuracy and high throughput flip chip, thermo-compression bonding ("TCB") applications. It delivers die-stacking solutions for 2.5D and 3D or through silicon via ("TSV") ICs.
In September 2015, we introduced the APAMA Chip-to-Wafer (“C2W”) bonder. The C2W system enables APAMA's high throughput architecture to be applied to 2.5D and 3D packages using silicon or glass interposers. The C2W dual head system also provides an adaptable manufacturing platform addressing applications which require highly accurate die placement such as High Density FOWLP. The C2W platform, combined with the capacity of the C2S platform, enables the APAMA TCB systems to support assembly for the full range of stacked TSV products.
With the acquisition of Assembléon, we have broadened our advanced packaging product offering with solutions for flip chip, WLP, FOWLP, POP, embedded die, SiP and modules markets.
Electronics Assembly
With the added portfolio of Assembléon, we have diversified our business with SMT placement technologies in addition to wire bond technologies while further expanding market reach into the automotive, LED lighting, medical and industrial segments with Electronic Assembly solutions.
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
The following table reflects our top ten customers, based on net revenue, for each of the last three fiscal years:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
1	Haoseng Industrial Co., Ltd. *#	1	Amkor Technology Inc.	1	Haoseng Industrial Co., Ltd. #
2	Siliconware Precision Industries Ltd.	2	Haoseng Industrial Co., Ltd. #	2	Advanced Semiconductor Engineering
3	Advanced Semiconductor Engineering	3	Skyworks Solutions Incorporated	3	Amkor Technology Inc.
4	STATS Chippac Ltd	4	ST Microelectronics	4	Skyworks Solutions Incorporated
5	Powertech Technology Inc.	5	Renesas Semiconductor	5	Powertech Technology Inc.
6	Amkor Technology Inc.	6	First Technology China, Ltd. #	6	Orient Semiconductor Electronics, Ltd.
7	Orient Semiconductor Electronics, Ltd.	7	Orient Semiconductor Electronics, Ltd.	7	Texas Instruments, Inc.
8	First Technology China, Ltd. #	8	Texas Instruments, Inc.	8	Greatek Electronics Inc.
9	Samsung	9	Rohm Integrated Systems	9	Super Power International Ltd #
10	Tesla Motors	10	Xinye Electronics. Co #	10	Freescale Semiconductor, Inc.
* Represents more than 10% of our net revenue for the applicable fiscal year.
# Distributor of our products.
Approximately 92.4%, 91.2%, and 94.4% of our net revenue for fiscal 2016, 2015, and 2014, respectively, were for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region, and we expect sales outside of the U.S. to continue to represent the majority of our future revenue.
See Note 15 to our Consolidated Financial Statements included in Item 8 of this report for sales to customers by geographic location.
Sales and Customer Support
We believe long-term customer relationships are critical to our success, and comprehensive sales and customer support are an important means of establishing those relationships. To maintain these relationships, we primarily utilize our direct sales force, as well as distribution channels such as agents and distributors, depending on the product, region, or end-user application. In all cases, our goal is to position our sales and customer support resources near our customers' facilities so as to provide support for customers in their own language and consistent with local customs. Our sales and customer support resources are located primarily in Singapore, Taiwan, China, Korea, Malaysia, the Philippines, Japan, Thailand, the U.S., Germany, Mexico and the Netherlands. Supporting these local resources, we have technology centers offering additional process expertise in Singapore, China, Israel, the U.S and the Netherlands.
By establishing relationships with semiconductor manufacturers, OSATs, and vertically integrated manufacturers of electronic systems, we gain insight into our customers' future semiconductor packaging strategies. In addition, we also send our products and equipment to customers or potential customers for trial and evaluation. These insights assist us in our efforts to develop products and processes that address our customers' future assembly requirements.
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
The following table reflects our backlog as of October 1, 2016 and October 3, 2015:

	As of
(in thousands)	October 1, 2016	October 3, 2015
Backlog	$87,200	$52,500

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
Our ball bonder, wedge bonder and APAMA bonder manufacturing and assembly is done at our facility in Singapore. Our Hybrid and Electronic Assembly solutions manufacturing and assembly is done at our facility in the Netherlands. We have ISO 9001 and ISO 14001 certifications for our equipment manufacturing facilities in Singapore and the Netherlands.
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
Research and Product Development
Many of our customers generate technology roadmaps describing their projected packaging technology requirements. Our research and product development activities are focused on delivering robust production solutions to those projected requirements. We accomplish this by regularly introducing improved versions of existing products or by developing next-generation products. We follow this product development methodology in all our major product lines. Research and development expense was $92.4 million, $90.0 million, and $83.1 million during fiscal 2016, 2015, and 2014, respectively.
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
Competition
The market for semiconductor equipment and packaging materials products is intensely competitive. Significant competitive factors in the semiconductor equipment market include price, speed/throughput, production yield, process control, delivery time, innovation, quality and customer support, each of which contribute to lower the overall cost per package being manufactured. Our major equipment competitors include:

•	Ball bonders: ASM Pacific Technology and Shinkawa Ltd.

•	Wedge bonders: ASM Pacific Technology, Cho-Onpa, F&K Delvotec, and Hesse Mechatronics

•	APAMA bonders: ASM Pacific Technology, BE Semiconductor Industries N.V., Shibaura Mechatronics Corporation, Shinkawa Ltd., and Toray Industries, Inc.

•	Hybrid solutions: ASM Pacific Technology, BE Semiconductor Industries N.V., HANMI Semiconductor, and Shinkawa Ltd.

•	Electronic Assembly solutions: ASM Pacific Technology, Fuji Machine Mfg. Co., Ltd., Panasonic Factory Solutions Co., Ltd., and Yamaha Motor Co., Ltd.

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
Employees
As of October 1, 2016, we had approximately 2,389 regular full-time employees and 206 temporary workers worldwide.

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
We depend upon demand from our customers including IDMs and OSATs, industrial manufacturers and automotive electronics suppliers. Our net revenue and profitability is based upon our customers' anticipated sales. Reductions or other fluctuations in their spending as a result of uncertain conditions in the macroeconomic environment, including from government, economic or fiscal instability, restricted global credit conditions, reduced demand, unbalanced inventory levels, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect our net revenue and profitability. The impact of general economic slowdowns could make our customers cautious and delay orders until the economic environment becomes clearer.
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
Many of our expenses, such as research and development, selling, general and administrative expenses, and interest expense, do not vary directly with our net revenue. Our research and development efforts include long-term projects lasting a year or more, which require significant investments. In order to realize the benefits of these projects, we believe that we must continue to fund them even during periods when our revenue has declined. As a result, a decline in our net revenue would adversely affect our operating results as we continue to make these expenditures. In addition, if we were to incur additional expenses in a quarter in which we did not experience comparable increased net revenue, our operating results would decline. In a downturn, we may have excess inventory, which could be written off. Some of the other factors that may cause our expenses to fluctuate from period-to-period include:

•	timing and extent of our research and development efforts;

•	severance, restructuring, and other costs of relocating facilities;

•	inventory write-offs due to obsolescence or other causes; and

•	an increase in the cost of labor or materials.
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
Since fiscal 2010, many of our customers have converted their bonding wire from gold to copper wire. Since this initial conversion, a majority of our wire bonder sales have been copper capable bonders. In fiscal 2016, 88% of total ball bonders sold by the Company were copper capable bonders. If the transition from gold to copper wire bonding by our customers is substantially completed or customers transition away from copper wire bonding, there may be a reduced demand for our wire bonders and our financial condition and operating results may be materially and adversely affected.
Substantially all of our sales and manufacturing operations are located outside of the U.S., and we rely on independent foreign distribution channels for certain product lines, all of which subject us to risks, including risks from changes in trade regulations, currency fluctuations, political instability and conflicts.
Approximately 92.4%, 91.2%, and 94.4% of our net revenue for fiscal 2016, 2015, and 2014, respectively, was for shipments to customers located outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 33.7%, 31.6% and 25.4% of our net revenue for the fiscal 2016, 2015, and 2014 was for shipments to customers located in China.
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

We also rely on non-U.S. suppliers for materials and components used in our products, and substantially all of our manufacturing operations are located in countries other than the U.S. We manufacture our ball, wedge and APAMA bonders in Singapore, our Hybrid and Electronic Assembly solutions in the Netherlands, our dicing blades, capillaries and bonding wedges in China and capillary blanks in Israel. In addition, our corporate headquarters is in Singapore and we have sales, service and support personnel in China, Israel, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand, the U.S., Germany, Mexico and the Netherlands. We also rely on independent foreign distribution channels for certain of our product lines. As a result, a major portion of our business is subject to the risks associated with international, and particularly Asia/Pacific, commerce, such as:

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
Because most of our foreign sales are denominated in U.S. dollars or Euros, an increase in value of the U.S. dollar or the Euro against foreign currencies will make our products more expensive than those offered by some of our foreign competitors. In addition, a weakening of the U.S. dollar against other currencies other than the Euro could make our costs in non-U.S. locations more expensive to fund. Our ability to compete overseas may therefore be materially and adversely affected by the fluctuations of the U.S. dollar or the Euro against other currencies.
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
We may not be able to continue to consolidate manufacturing and other facilities or entities without incurring unanticipated costs and disruptions to our business.
As part of our ongoing efforts to drive further efficiency, we may consolidate our manufacturing and other facilities or entities. Should we consolidate, we may experience unanticipated events, including the actions of governments, suppliers, employees or customers, which may result in unanticipated costs and disruptions to our business.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. From time to time, senior management may leave our company, such as the departure of our chief executive officer. While we strive to reduce the negative impact of such changes, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement critical personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.
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
Alternative packaging technologies have emerged that may improve device performance or reduce the size of an integrated circuit package, as compared to traditional wire bonding. These technologies include flip chip and WLP. Some of these alternative technologies eliminate the need for wires to establish the electrical connection between a die and its package. The semiconductor industry may, in the future, shift a significant part of its volume into alternative packaging technologies which do not employ our products. If a significant shift to alternative packaging technologies to a technology not offered by us were to occur, demand for our equipment and related packaging materials may be materially and adversely affected. Given the lack of a significant alternate revenue stream other than wire bonding, a reduced demand for our equipment could materially and adversely affect our financial results.

Because a small number of customers account for most of our sales, our net revenue could decline if we lose a significant customer.
The semiconductor manufacturing industry is highly concentrated, with a relatively small number of large semiconductor manufacturers and their subcontract assemblers and vertically integrated manufacturers of electronic systems purchasing a substantial portion of our semiconductor assembly equipment and packaging materials. Sales to a relatively small number of customers have historically accounted for a significant percentage of our net revenue. Sales to our largest customers, defined as more than 10% of our net revenue, comprised 11.5% of our net revenue for fiscal 2016 and sales to our ten largest customers comprised 47.6% of our net revenue for fiscal 2016. No customer accounted for more than 10% of our net revenue in either fiscal 2014 or 2015.
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
We send products and equipment to customers or potential customers for trial, evaluation or other purposes which may result in retrofit charges, impairments or write-down of inventory value if the products and equipment are not subsequently purchased by the customers.
From time to time we send certain products and equipment to customers or potential customers for testing, evaluation or other purposes in advance of receiving any confirmation of purchase or purchase orders. Such equipment may be at the customer location for an extended period of time per the agreements with these customers and potential customers. The customer may refuse to buy all or partial quantities of such product or equipment and return this back to us. As a result, we may incur charges to retrofit the machines or sell the machines as second hand at a lower price, and accordingly may have to record impairments on the returned inventory, all of which would adversely affect our operating results.
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
Recent regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
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
We continually evaluate our portfolio of businesses and may decide to buy or sell businesses or enter into joint ventures or other strategic alliances. We may be unable to successfully integrate acquired businesses with our existing businesses and successfully implement, improve and expand our systems, procedures and controls to accommodate these acquisitions. These transactions place additional demands on our management and current labor force. Additionally, these transactions require significant resources from our legal, finance and business teams. In addition, we may divest existing businesses, which would cause a decline in revenue and may make our financial results more volatile. If we fail to integrate and manage acquired businesses successfully or to manage the risks associated with divestitures, joint ventures or other alliances, our business, financial condition and operating results may be materially and adversely affected.
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
The semiconductor equipment and packaging materials industries are very competitive. In the semiconductor equipment industry, significant competitive factors include price, speed/throughput, production yield, process control, delivery time, innovation, quality and customer support. In the semiconductor packaging materials industry, competitive factors include price, delivery and quality.
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
We expect our competitors to improve their current products' performance, and to introduce new products and materials with improved price and performance characteristics. Our competitors may independently develop technology similar to or better than ours. New product and material introductions by existing competitors or by new market entrants could hurt our sales. If a semiconductor manufacturer or subcontract assembler selects a competitor's product or materials for a particular assembly operation, we may not be able to sell products or materials to that manufacturer or assembler for a significant period of time. Manufacturers and assemblers sometimes develop lasting relationships with suppliers and assembly equipment providers in our industry and often go years without requiring replacement. In addition, we may have to lower our prices in response to price cuts by our competitors, which may materially and adversely affect our business, financial condition and operating results. If we cannot compete successfully, we could be forced to reduce prices and could lose customers and experience reduced margins and profitability.
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
The issuance of additional equity securities or securities convertible into equity securities will result in dilution of our existing shareholders' equity interests in us. Our board of directors has the authority to issue, without vote or action of shareholders, preferred shares in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred shares could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to an aggregate of 200 million common shares, of which approximately 70.4 million shares were outstanding as of October 1, 2016. We are also authorized to issue, without shareholder approval, securities convertible into either common shares or preferred shares.
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
We have generated net operating loss carry-forwards and other tax attributes for U.S. tax purposes (“Tax Benefits”) that can be used to reduce our future federal income tax obligations. Under the Tax Reform Act of 1986, the potential future utilization of our Tax Benefits for U.S. tax purposes may be limited following an ownership change. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period under Section 382 of the Internal Revenue Code.  An ownership change may significantly limit our ability to fully utilize our net operating losses which could materially and adversely affect our financial condition and operating results. Certain foreign jurisdictions may also have rules that are similar to the U.S. on limiting utilization of tax attributes resulting from an ownership change. As of October 1, 2016, we have foreign net operating loss carryforwards of $97.0 million, domestic state net operating loss carryforwards of $176.9 million, domestic federal net operating loss carryforwards of $1.1 million, and tax credit carryforwards of $10.9 million that can reduce future taxable income.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table reflects our major facilities as of October 1, 2016:

Facility (1)	Approximate Size	Function	Business Segment and Products Manufactured	Lease Expiration Date
Singapore	198,000 sq. ft.	Corporate headquarters, manufacturing, technology, sales and service center	Equipment: ball and wedge bonders, advanced packaging	November 2043 (2)
Suzhou, China	155,000 sq. ft.	Manufacturing, technology and shared support services center	Expendable Tools: capillaries, dicing blades and bonding wedges	Owned
Eindhoven, Netherlands	85,000 sq. ft.	Manufacturing, technology, sales and service center	Equipment: Advanced Packaging and Electronics Assembly	September 2020 (3)
Fort Washington, Pennsylvania	88,000 sq. ft.	Technology, sales and service center	Not applicable	September 2033 (4)
Santa Ana, California	65,000 sq. ft.	Technology, sales and service center	Not applicable	August 2036 (5)
Yokneam, Israel	21,000 sq. ft.	Manufacturing and technology center	Expendable Tools: capillary blanks (semi-finish)	January 2018 (6)

(1)	Each of the facilities listed in this table is leased other than the facility in Suzhou, China.

(2)	Includes lease extension periods at the Company's option. Initial lease expires in November 2023.

(3)	Company relocated to Eindhoven, Netherlands from Veldhoven, Netherlands in October 2015.

(4)	Includes lease extension periods at the Company's option. Initial lease expires in September 2023.

(5)	Includes lease extension periods at the Company's option. Initial lease expires in August 2026.

(6)	Includes lease extension periods at the Company's option. Initial lease expired in January 2015.
In addition, the Company rents space for sales and service offices and administrative functions in Asia, Europe and North America. The Company believes the facilities are generally in good condition and suitable to the extent of utilization needed.

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
Our common stock is traded on The Nasdaq Global Market (“Nasdaq”) under the symbol “KLIC.” The following table reflects the ranges of high and low sale prices for our common stock as reported on Nasdaq for the periods indicated:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$12.39	$9.13	$14.84	$12.14
Second Quarter	$12.20	$9.63	$16.54	$13.81
Third Quarter	$12.98	$10.62	$16.08	$12.16
Fourth Quarter	$13.44	$11.29	$12.13	$8.80
On November 15, 2016, there were approximately 240 holders of record of the shares of outstanding common stock. The payment of dividends on our common stock is within the discretion of our board of directors; however, we have not historically paid any dividends on our common stock. In addition, we do not expect to declare dividends on our common stock in the near future, since we intend to retain earnings to finance our business.
For the purpose of calculating the aggregate market value of shares of our common stock held by non-affiliates, as shown on the cover page of this report, we have assumed all of our outstanding shares were held by non-affiliates except for shares held by our directors and executive officers. However, this does not necessarily mean that all directors and executive officers of the Company are, in fact, affiliates of the Company, or there are no other persons who may be deemed to be affiliates of the Company. Further information concerning the beneficial ownership of our executive officers, directors and principal shareholders will be included in our Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about January 27, 2017.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the program depend on market conditions as well as corporate and regulatory considerations. During the quarter ended October 1, 2016, there were no shares repurchased by the Company. As of October 1, 2016, our remaining stock repurchase authorization under the Program was approximately $7.0 million.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following tables reflect selected historical consolidated financial data derived from the consolidated financial statements of Kulicke and Soffa Industries, Inc. and subsidiaries as of and for each of the five fiscal years ended 2016, 2015, 2014, 2013, and 2012.
This data should be read in conjunction with our consolidated financial statements, including notes and other financial information included elsewhere in this report or other reports filed previously by us in respect of the fiscal years identified in the column headings of the tables below.

	Fiscal
(in thousands)	2016	2015	2014	2013	2012
Statement of Operations Data:
Net revenue	627,192	536,471	568,569	534,938	791,023
Income from operations	52,539	37,251	76,984	65,806	179,226
Interest income (expense), net	2,211	454	149	862	(4,975)
Income from continuing operations before income tax	54,750	37,705	77,133	66,668	174,251
Provision (Benefit) for income taxes from continuing operations (1)	7,638	(12,934)	14,145	7,310	13,671
Net income	$47,112	$50,639	$62,988	$59,358	$160,580

(1)
The following are the most significant factors that affected our provision for income taxes: volatility in our earnings each fiscal year and variation in earnings among various tax jurisdictions in which we operate; changes in assumptions regarding repatriation of earnings; changes in tax legislation; and our provision for various tax exposure items.

	Fiscal
	2016	2015	2014	2013	2012
Per Share Data:
Net income per share: (1)
Basic	$0.67	$0.67	$0.82	$0.79	$2.17
Diluted	$0.67	$0.67	$0.81	$0.78	$2.13

Weighted average shares outstanding: (1)
Basic	70,477	75,414	76,396	75,132	73,887
Diluted	70,841	75,659	77,292	76,190	75,502
(1) For fiscal 2016, 2015, 2014, 2013 and 2012, the exercise of dilutive stock options and expected vesting of time-based and market-based restricted stock were included.

	Fiscal
(in thousands)	2016	2015 (1)	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents, investments and restricted cash	$547,907	$498,614	$597,086	$525,040	$440,244
Working capital excluding discontinued operations	662,345	633,435	756,340	676,986	589,947
Total assets excluding discontinued operations	982,444	904,466	944,448	862,994	815,609
Long-term debt and current portion of long-term debt	—	—	—	—	—
Long-term and current portion of financing obligation	17,318	17,003	19,616	19,396	—
Shareholders' equity	806,518	769,249	789,242	716,665	643,667

(1)	As described in Note 2 to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, the continuing transition from gold to copper wire bonding, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

•	projected growth rates in the overall semiconductor industry, the semiconductor assembly equipment market, and the market for semiconductor packaging materials; and

•	projected demand for ball, wedge bonder, advanced packaging and electronic assembly equipment and for expendable tools.
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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in this Annual Report on Form 10-K (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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

Our Management's Discussion and Analysis ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview: Introduction of our operations, business environment, technology leadership, products and services, and Segments- Equipment and Expendable Tools

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	Results of Operations

•	Liquidity and Capital Resources

•	Other Obligations and Contingent Payments

Overview
For an overview of our business, see "Part I – Item 1. – Business"

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

•
Conditions of Acceptance: Sales of our consumable products generally do not have customer acceptance terms. In certain cases, sales of our equipment have customer acceptance clauses which may require the equipment to perform in accordance with customer specifications or when installed at the customer's facility. In such cases, if the terms of acceptance are satisfied at our facility prior to shipment, the revenue for the equipment will be recognized upon shipment. If the terms of acceptance are satisfied at our customers' facilities, the revenue for the equipment will not be recognized until acceptance, which is typically obtained after installation and testing, is received from the customer. Shipping and handling costs billed to customers are recognized in net revenue. Shipping and handling costs paid by us are included in cost of sales.

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
Inventories
Inventories are stated at the lower of cost (on a first-in first-out basis) or net realizable value. We generally provide reserves for obsolete inventory and for inventory considered to be in excess of demand. Demand is generally defined as 18 months forecasted future consumption for equipment, 24 months forecasted future consumption for spare parts, and 12 months forecasted future consumption for expendable tools. Forecasted consumption is based upon internal projections, historical sales volumes, customer order activity and a review of consumable inventory levels at customers' facilities. We communicate forecasts of our future consumption to our suppliers and adjust commitments to those suppliers accordingly. If required, we reserve the difference between the carrying value of our inventory and the lower of cost or net realizable value, based upon projections about future consumption, and market conditions. If actual market conditions are less favorable than projections, additional inventory reserves may be required.
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
ASC No. 350, Intangibles-Goodwill and Other ("ASC 350") requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
In fiscal 2016 and 2015, the Company chose to bypass the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. As of October 1, 2016, no triggering events have occurred.
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

RESULTS OF OPERATIONS
Results of Operations for fiscal 2016 and 2015
The following table reflects our income from operations for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016	2015	$ Change	% Change
Net revenue	$627,192	$536,471	$90,721	16.9%
Cost of sales	340,463	277,379	63,084	22.7%
Gross profit	286,729	259,092	27,637	10.7%

Selling, general and administrative	141,816	131,808	10,008	7.6%
Research and development	92,374	90,033	2,341	2.6%
Operating expenses	234,190	221,841	12,349	5.6%

Income from operations	$52,539	$37,251	$15,288	41.0%
Bookings and Backlog
A booking is recorded when a customer order is reviewed and it is determined that all specifications can be met, production (or service) can be scheduled, a delivery date can be set, and the customer meets our credit requirements. We use bookings to evaluate the results of our operations, generate future operating plans and assess the performance of our company. While we believe that this measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate bookings differently or not at all, which reduces its usefulness as a comparative measure. Reconciliation of bookings to net revenue is not practicable. Our backlog consists of customer orders scheduled for shipment within the next twelve months. A majority of our orders are subject to cancellation or deferral by our customers with limited or no penalties. Also, customer demand for our products can vary dramatically without prior notice. Because of the volatility of customer demand, possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of any particular date may not be indicative of net revenue for any succeeding period.
The following tables reflect our bookings and backlog for fiscal 2016 and 2015:

	Fiscal
(in thousands)	2016	2015
Bookings	$661,931	$491,427

	As of
(in thousands)	October 1, 2016	October 3, 2015
Backlog	$87,200	$52,500
Our net revenues for fiscal 2016 have increased as compared to our net revenues for fiscal 2015 due to strong customer demand. The semiconductor industry is volatile and our operating results have fluctuated significantly in the past. Customer demand for our products could weaken and lead to a decline in our net revenues.
Net Revenue
Approximately 92.4% and 91.2% of our net revenue for fiscal 2016 and 2015, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 33.7%, 31.6% and 25.4% of our net revenue for the fiscal 2016, 2015, and 2014 was for shipments to customers located in China.

The following table reflects net revenue by business segment for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016	2015	$ Change	% Change
Equipment	$562,463	$472,002	$90,461	19.2%
Expendable Tools	64,729	64,469	260	0.4%
Total net revenue	$627,192	$536,471	$90,721	16.9%
Equipment
The following table reflects the components of Equipment net revenue change between fiscal 2016 and 2015:

	Fiscal 2016 vs. 2015
(in thousands)	Price	Volume	$ Change
Equipment	$(32,420)	$122,881	$90,461
For fiscal 2016, the higher Equipment net revenue as compared to fiscal 2015 was primarily due to the higher volume driven by the strong demand from our customers and inclusion of the additional revenue resulting from the Assembléon acquisition. This was partially offset by the unfavorable price variance in our ball bonders and Advanced Packaging products. The unfavorable price variance was due to the unfavorable customer mix.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between fiscal 2016 and 2015:

	Fiscal 2016 vs. 2015
(in thousands)	Price	Volume	$ Change
Expendable Tools	$(2,970)	$3,230	$260

For fiscal 2016, the Expendable Tools net revenue has remained generally consistent as compared to fiscal 2015. The higher volume was primarily due to higher demand in wire bonding tools and wedge bonding tools. This was partially offset by a price reduction.
Gross Profit
The following table reflects gross profit by business segment for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016	2015	$ Change	% Change
Equipment	$249,805	$221,961	$27,844	12.5%
Expendable Tools	36,924	37,131	(207)	(0.6)%
Total gross profit	$286,729	$259,092	$27,637	10.7%

The following table reflects gross profit as a percentage of net revenue by business segment for fiscal 2016 and 2015:

	Fiscal		Basis Point
	2016	2015	Change
Equipment	44.4%	47.0%	(260)
Expendable Tools	57.0%	57.6%	(60)
Total gross margin	45.7%	48.3%	(260)
Equipment
The following table reflects the components of Equipment gross profit change between fiscal 2016 and 2015:

	Fiscal 2016 vs. 2015
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(32,420)	$2,174	$58,090	$27,844

For fiscal 2016, the higher Equipment gross profit as compared to fiscal 2015 was primarily due to the higher volume described above and lower cost. The higher volume was driven by the strong demand from our customers and inclusion of the additional revenue resulting from the Assembléon acquisition. The lower cost was primarily due to product mix. Higher volume and lower cost were partially offset by the unfavorable price variance in our ball bonders and Advanced Packaging products. The unfavorable price variance was due to the unfavorable customer mix.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between fiscal 2016 and 2015:

	Fiscal 2016 vs. 2015
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$(2,970)	$723	$2,040	$(207)
For fiscal 2016, the Expendable Tools gross profit has remained generally consistent as compared to fiscal 2015. The price reduction was partially offset by higher demand in wire bonding tools and wedge bonding tools.
Operating Expenses
The following table reflects operating expenses as a percentage of net revenue for fiscal 2016 and 2015:

	Fiscal		Basis point
	2016	2015	change
Selling, general & administrative	22.6%	24.6%	(200)
Research & development	14.7%	16.8%	(210)
Total	37.3%	41.4%	(410)
Selling, General and Administrative (“SG&A”)
For fiscal 2016, higher SG&A as compared to fiscal 2015 was primarily due to $7.9 million of expenses relating to the restructuring program, $7.6 million increase due to inclusion of SG&A expenses resulting from the Assembléon acquisition, $3.2 million increase in incentive compensation due to better current fiscal year performance and a $2.6 million unfavorable net foreign exchange variance. These were partially offset by lower staff costs of $7.0 million due to streamlining of our international operations and functions, and lower amortization expenses of $4.7 million relating to the wedge bonder developed technology which were fully amortized in fiscal year 2015.
Research and Development (“R&D”)
For fiscal 2016, higher R&D expenses as compared to fiscal 2015 were primarily due to additional investment in the development of advanced packaging products. This was partially offset by lower staff costs.
Income from Operations
For fiscal 2016, total income from operations was higher by $15.3 million as compared to fiscal 2015. This was primarily due to higher revenue for equipment sales and partially offset by higher operating expenses as explained above.
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2016 and 2015:

	Fiscal
(dollar amounts in thousands)	2016	2015	$ Change	% Change
Interest income	$3,318	$1,637	$1,681	102.7%
Interest expense	$(1,107)	$(1,183)	$76	(6.4)%
For fiscal 2016, interest income was higher as compared to fiscal 2015. This was primarily due to higher returns and a larger cash and cash equivalent balance.
Interest expense for fiscal 2016 and 2015 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 10 of our Consolidated Financial Statements included in Item 8 of this report).

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for fiscal 2016 and 2015:

	Fiscal
(in thousands)	2016	2015
Income from operations before income taxes	$54,750	$37,705
Provision for income taxes	7,638	(12,934)
Net income	$47,112	$50,639

Effective tax rate	14.0%	(34.3)%
For fiscal 2016, the effective income tax rate increased from fiscal 2015 by 48.3% due primarily to a lower tax benefit of $9.7 million recorded in 2016 as compared to $19.7 million recorded in 2015 related to the reduction in deferred tax liabilities as a result of the change in permanent reinvestment assertion, a one-time tax expense of $4.9 million recorded in 2016 arising from a settlement reached with a foreign tax authority, and a restructuring related tax expense of $4.2 million.
For fiscal 2015, the effective income tax rate differed from the federal statutory rate due primarily to tax benefits from the reduction in deferred tax liabilities on certain unremitted foreign earnings as a result of the change in permanent reinvestment assertion due to a business structure reorganization, tax benefits from research and development expenditures, profits from foreign operations subject to a lower statutory tax rate than the federal rate, and the impact of tax holidays, offset by an increase in valuation allowance against certain foreign deferred tax assets, foreign earnings not permanently reinvested, and foreign withholding taxes.
Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we are subjected to lower statutory rates and higher than anticipated in countries where we are subjected to higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, changes in assertion for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate. In fiscal 2016, the Company restructured its entities resulting in a change in its permanent reinvestment assertion outside the United States. During the year ended October 1, 2016, approximately $9.7 million in deferred tax liability was reversed and recorded as a tax benefit due to the change in the assertion. As part of the plan, the Company also recorded a restructuring related tax expense of $4.2 million for the transfers and exchanges of certain foreign subsidiaries. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.
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
Our net revenues for fiscal 2015 decreased as compared to our net revenues for fiscal 2014 due to reduced customer demand.
Net Revenue
Approximately 91.2% and 94.4% of our net revenue for fiscal 2015 and 2014, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region.

The following table reflects net revenue by business segment for fiscal 2015 and 2014:

	Fiscal
(dollar amounts in thousands)	2015	2014	$ Change	% Change
Equipment	$472,002	503,049	$(31,047)	(6.2)%
Expendable Tools	64,469	65,520	(1,051)	(1.6)%
Total net revenue	$536,471	$568,569	$(32,098)	(5.6)%
 Equipment
The following table reflects the components of Equipment net revenue change between fiscal 2015 and 2014:

	Fiscal 2015 vs. 2014
(in thousands)	Price	Volume	$ Change
Equipment	$2,341	$(33,388)	$(31,047)
For fiscal 2015, the lower Equipment net revenue as compared to fiscal 2014 was primarily due to lower volume of our ball bonders sales. This was partially offset by higher volume in our wedge bonders and additional revenue resulting from Assembléon acquisition. The lower volume for ball bonders sales was mainly attributable to the lower equipment utilization rate, and therefore lower demand from our customers. The lower volume was partially offset by the better pricing due to favorable customer mix.
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
For fiscal 2015, the lower Equipment gross profit as compared to fiscal 2014 was primarily due to the lower volume of equipment sales and higher costs. The lower volume was mainly due to lower sales of ball bonders offset by higher volume in our wedge bonders and additional revenue resulting from Assembléon acquisition. The lower volume in ball bonders was attributable to the lower equipment utilization rate, and therefore lower demand from our customers. The higher costs were due to changes in the product mix on our ball bonders. The lower volume and higher costs were partially offset by better pricing due to favorable customer mix.
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
Selling, General and Administrative (“SG&A”)
For fiscal 2015, higher SG&A as compared to fiscal 2014 was primarily due to additional SG&A expenses of $24.6 million resulting from Assembléon acquisition and net unfavorable $0.5 million of restructuring cost and other severance expenses. This was partially offset by a decrease in incentive compensation of $6.8 million as a result of lower fiscal 2015 profit.
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
Interest Income and Expense
The following table reflects interest income and interest expense for fiscal 2015 and 2014:

	Fiscal
(dollar amounts in thousands)	2015	2014	$ Change	% Change
Interest income	1,637	1,197	$440	36.8%
Interest expense: cash	(1,183)	(1,048)	$(135)	12.9%
Interest income in fiscal 2015 was derived from short term investments and cash and cash equivalents balance.
The higher interest expense for fiscal 2015 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 10 of our Consolidated Financial Statements included in Item 8 of this report).
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
Our future effective tax rate would be affected if earnings were lower than anticipated in countries where we are subjected to lower statutory rates and higher than anticipated in countries where we are subjected to higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, changes in assertion for foreign earnings permanently or non-permanently reinvested as a result of changes in facts and circumstances could significantly impact the effective tax rate. During the year ended October 3, 2015, the Company executed a business structure reorganization resulting in a change in its permanent reinvestment assertion outside the United States. Approximately $19.7 million of deferred tax liability was reversed and recorded as a tax benefit. We regularly assess the effects resulting from these factors to determine the adequacy of our provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash and investments as of October 1, 2016 and October 3, 2015:

	As of
(dollar amounts in thousands)	October 1, 2016	October 3, 2015	Change
Cash and cash equivalents	$547,907	$498,614	$49,293
Percentage of total assets	55.8%	55.1%
The following table reflects summary Consolidated Statement of Cash Flow information for fiscal 2016 and 2015:

	Fiscal
(in thousands)	2016	2015
Net cash provided by operating activities	$68,407	$87,875
Net cash used in investing activities	(5,165)	(94,109)
Net cash used in financing activities	(14,486)	(84,459)
Effect of exchange rate changes on cash and cash equivalents	537	1,326
Changes in cash and cash equivalents	49,293	(89,367)
Cash and cash equivalents, beginning of period	498,614	587,981
Cash and cash equivalents, end of period	547,907	498,614
Short-term investments	—	—
Total cash and investments	$547,907	$498,614
Fiscal 2016
Net cash provided by operating activities was primarily the result of net income of $47.1 million, non-cash adjustments of $14.1 million and working capital changes of $7.2 million. The change in working capital was primarily driven by increase in accounts payable and accrued expenses and other current liabilities of $34.1 million and income tax payable of $10.5 million. This was partially offset by an increase in accounts and notes receivable of $22.1 million, an increase in net inventories of $16.3 million and others of $1.1 million.
The increase in accounts payable and accrued expenses and other current liabilities and the increase in net inventories was primarily due to higher manufacturing activity in the fourth quarter of fiscal 2016 as compared to fourth quarter of fiscal 2015 in anticipation of higher sales in the first quarter of fiscal 2017. The higher income taxes payable was mainly due to additional tax liability arising from a settlement reached with a foreign tax authority. The increase in accounts receivables was due to higher sales in the fourth quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015. The lower sales in fourth quarter of fiscal 2015 was mainly attributable to lower equipment utilization rate due to the economic conditions, and therefore lower demand from our customers.
Net cash used in investing activities was primarily due to capital expenditures of $6.2 million offset by proceeds from sales of property, plant and equipment of $1.1 million.
Net cash used in financing relates to the repurchase of common stock of $14.6 million and repayment of loans of $0.5 million. This was offset by proceeds from the exercise of stock options of $0.4 million.

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
Net cash used in financing relates to the repurchase of common stock of $75.7 million and repayment of loans of $10.8 million related to the acquired business. This was partially offset by proceeds from short term loans of $0.8 million and proceeds from the exercise of stock options of $0.7 million.
Fiscal 2017 Liquidity and Capital Resource Outlook
We expect our fiscal 2017 capital expenditures to be approximately $16.0 million. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of October 1, 2016 and October 3, 2015, approximately $479.7 million and $488.0 million of cash, cash equivalents and short-term investments were held by the Company's foreign subsidiaries, respectively. The cash amounts not available for use in the U.S. without incurring additional U.S. income tax as of October 1, 2016 and October 3, 2015, were approximately $428.4 million and $343.5 million, respectively.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities. In addition, the Company has entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes and provide additional liquidity for any U.S. needs. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures and the share repurchase program as approved by the Board of Directors. We currently do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Should the Company’s U.S. cash needs exceed its funds generated by U.S. operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could borrow under the 2016 Credit Facility, seek other U.S. borrowing alternatives, repatriate funds held by foreign subsidiaries that have already been subject to U.S. taxation without incurring additional income tax expense (i.e. earnings previously subject to U.S. income tax or U.S. deferred taxes already accrued on those respective earnings), or a combination thereof.

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
During the year ended October 1, 2016, the Company repurchased a total of 1.4 million shares of common stock at a cost of $14.6 million under the repurchase program. As of October 1, 2016, our remaining stock repurchase authorization under the repurchase program was approximately $7.0 million.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of October 1, 2016 are appropriately not included in the Consolidated Balance Sheets and Statements of Operations included in this Form 10-K; however, they have been disclosed in the table below for additional information.
The following table reflects obligations and contingent payments under various arrangements as of October 1, 2016:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$3,378	$—	$—	$—	$3,378
Severance (1)	2,773	—	721	—	2,052
Operating lease retirement obligations (2)	1,720	69	433	—	1,218
Long-term income taxes payable	4,891	—	—	—	4,891
Total Obligations and Contingent Payments reflected on the Consolidated Financial Statements	$12,762	$69	$1,154	$—	$11,539
Contractual Obligations:
Inventory purchase obligations (3)	$102,423	102,423	$—	$—	$—
Operating lease obligations (4)	27,316	5,087	7,163	5,876	9,190
Total Obligations and Contingent Payments not reflected on the Consolidated Financial Statements	$129,739	$107,510	$7,163	$5,876	$9,190

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.

(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of October 1, 2016, we recorded a financing obligation of $16.7 million. The financing obligation is not reflected in the table above.

Off-Balance Sheet Arrangements
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee for operational purposes. As of October 1, 2016, the outstanding amount is $3.0 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of October 1, 2016, there was no outstanding amount under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.
As of October 1, 2016, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.
Item 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects to us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of October 1, 2016, we had no available-for-sale investments.
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
Based on our foreign currency exposure as of October 1, 2016, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
During fiscal 2016, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months. We have foreign exchange forward contracts with a notional amount of $29.0 million outstanding as of October 1, 2016. There were no foreign exchange forward contracts or other instruments as of October 3, 2015.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Kulicke and Soffa Industries, Inc. listed in the index appearing under Item 15 (a)(1) herein are filed as part of this Report under this Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kulicke & Soffa Industries, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Kulicke & Soffa Industries, Inc. and its subsidiaries at October 1, 2016 and October 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Singapore
November 17, 2016

 KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of
	October 1, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$547,907	$498,614
Accounts and notes receivable, net of allowance for doubtful accounts of $506 and $621, respectively	130,455	108,596
Inventories, net	87,295	79,096
Prepaid expenses and other current assets	15,285	16,937
Deferred income taxes	—	4,126
Total current assets	780,942	707,369

Property, plant and equipment, net	50,342	53,234
Goodwill	81,272	81,272
Intangible assets, net	50,810	57,471
Other assets	19,078	5,120
TOTAL ASSETS	$982,444	$904,466

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,813	$25,521
Accrued expenses and other current liabilities	63,954	45,971
Income taxes payable	12,830	2,442
Total current liabilities	118,597	73,934

Financing obligation	16,701	16,483
Deferred income taxes	27,697	33,958
Other liabilities	12,931	10,842
TOTAL LIABILITIES	$175,926	$135,217

Commitments and contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 83,231 and 82,643 respectively; outstanding 70,420 and 71,240 shares, respectively	498,676	492,339
Treasury stock, at cost, 12,811 and 11,403 shares, respectively	(139,407)	(124,856)
Retained earnings	449,975	402,863
Accumulated other comprehensive loss	(2,726)	(1,097)
TOTAL SHAREHOLDERS' EQUITY	$806,518	$769,249

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$982,444	$904,466
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal
	2016	2015	2014
Net revenue	$627,192	$536,471	$568,569
Cost of sales	340,463	277,379	295,015
Gross profit	286,729	259,092	273,554
Selling, general and administrative	141,816	131,808	113,514
Research and development	92,374	90,033	83,056
Operating expenses	234,190	221,841	196,570
Income from operations	52,539	37,251	76,984
Interest income	3,318	1,637	1,197
Interest expense	(1,107)	(1,183)	(1,048)
Income from operations before income taxes	54,750	37,705	77,133
Income tax expense / (benefit)	7,638	(12,934)	14,145
Net income	$47,112	$50,639	$62,988

Net income per share:
Basic	$0.67	$0.67	$0.82
Diluted	$0.67	$0.67	$0.81

Weighted average shares outstanding:
Basic	70,477	75,414	76,396
Diluted	70,841	75,659	77,292

The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal
	2016	2015	2014
Net income	$47,112	$50,639	$62,988
Other comprehensive income (loss):
Foreign currency translation adjustment	624	(3,360)	(983)
Unrecognized actuarial (loss), Switzerland pension plan, net of tax	(1,791)	19	(391)
	(1,167)	(3,341)	(1,374)

Derivatives designated as hedging instruments:
Unrealized gain / (loss) on derivative instruments, net of tax	(566)	(1,008)	114
Reclassification adjustment for (gain) / loss on derivative instruments recognized, net of tax	104	1,008	(114)
Net decrease from derivatives designated as hedging instruments, net of tax	(462)	—	—

Total other comprehensive loss	(1,629)	(3,341)	(1,374)

Comprehensive income	$45,483	$47,298	$61,614
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Retained earnings	Accumulated Other Comprehensive Income	Shareholders' Equity
	Shares	Amount
Balances as of September 28, 2013	75,283	$467,525	$(46,356)	$289,236	$3,618	$714,023
Issuance of stock for services rendered	63	809	—	—	—	809
Repurchase of common stock	(43)	—	(628)	—	—	(628)
Exercise of stock options	131	1,080	—	—	—	1,080
Issuance of shares for market-based restricted stock and time-based restricted stock	1,192	—	—	—	—	—
Reversal of excess tax benefits from stock based compensation	—	(825)	—	—	—	(825)
Equity-based compensation expense	—	10,527	—	—	—	10,527
Components of comprehensive income:
Net income	—	—	—	62,988	—	62,988
Translation adjustment	—	—	—	—	(983)	(983)
Unamortized pension costs	—	—	—	—	(391)	(391)
Total comprehensive income	—	—	—	62,988	(1,374)	61,614
Balances as of September 27, 2014	76,626	$479,116	$(46,984)	$352,224	$2,244	$786,600
Issuance of stock for services rendered	83	1,049	—	—	—	1,049
Repurchase of common stock	(6,405)	—	(77,872)	—	—	(77,872)
Exercise of stock options	75	694	—	—	—	694
Issuance of shares for market-based restricted stock and time-based restricted stock	861	—	—	—	—	—
Excess tax benefits from stock based compensation	—	540	—	—	—	540
Equity-based compensation expense	—	10,940	—	—	—	10,940
Components of comprehensive income:
Net income	—	—	—	50,639	—	50,639
Translation adjustment	—	—	—	—	(3,360)	(3,360)
Unamortized pension costs	—	—	—	—	19	19
Total comprehensive income	—	—	—	50,639	(3,341)	47,298
Balances as of October 3, 2015	71,240	$492,339	$(124,856)	$402,863	$(1,097)	$769,249
Issuance of stock for services rendered	50	551	—	—	—	551
Repurchase of common stock	(1,408)	—	(14,551)	—	—	(14,551)
Exercise of stock options	53	410	—	—	—	410
Issuance of shares for market-based restricted stock and time-based restricted stock	485	—	—	—	—	—
Excess tax benefits from stock based compensation	—	197	—	—	—	197
Equity-based compensation expense	—	5,179	—	—	—	5,179
Components of comprehensive income:
Net income	—	—	—	47,112	—	47,112
Translation adjustment	—	—	—	—	624	624
Unrealized loss on derivative instruments	—	—	—	—	(462)	(462)
Unamortized pension costs	—	—	—	—	(1,791)	(1,791)
Total comprehensive income	—	—	—	47,112	(1,629)	45,483
Balances as of October 1, 2016	70,420	$498,676	$(139,407)	$449,975	$(2,726)	$806,518
The accompanying notes are an integral part of these consolidated financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,112	$50,639	$62,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,230	18,972	13,520
Equity-based compensation and employee benefits	5,730	11,989	11,336
(Excess tax benefits from stock based compensation) Reversal of excess tax benefits	(197)	(540)	825
Adjustment for doubtful accounts	(115)	478	320
Adjustment for inventory valuation	6,676	3,978	3,060
Deferred taxes	(15,530)	(16,738)	4,494
Switzerland pension plan curtailment gain	—	—	(84)
(Gain) Loss on disposal of property, plant and equipment	(55)	(71)	90
Unrealized foreign currency translation	1,318	(6,631)	(1,122)
Changes in operating assets and liabilities, net of assets and liabilities assumed in businesses combinations:
Accounts and notes receivable	(22,139)	72,304	(9,294)
Inventory	(16,340)	(14,471)	(14,618)
Prepaid expenses and other current assets	1,599	493	8,866
Accounts payable, accrued expenses and other current liabilities	34,106	(32,766)	(1,269)
Income taxes payable	10,492	(1,968)	1,030
Other, net	(480)	2,207	2,318
Net cash provided by operating activities	68,407	87,875	82,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(93,153)	—
Purchases of property, plant and equipment	(6,218)	(10,269)	(10,138)
Proceeds from sales of property, plant and equipment	1,053	180	44
Purchase of short term investments	—	(1,630)	(18,236)
Maturity of short term investments	—	10,763	12,356
Net cash used in investing activities	(5,165)	(94,109)	(15,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(542)	(10,815)	—
Proceeds from short term loans	—	837	—
Proceeds from exercise of common stock options	410	694	1,080
Repurchase of common stock	(14,551)	(75,715)	(419)
Excess tax benefits from stock based compensation (Reversal of excess tax benefits)	197	540	(825)
Net cash used in financing activities	(14,486)	(84,459)	(164)
Effect of exchange rate changes on cash and cash equivalents	537	1,326	(129)
Changes in cash and cash equivalents	49,293	(89,367)	66,193
Cash and cash equivalents at beginning of period	498,614	587,981	521,788
Cash and cash equivalents at end of period	$547,907	$498,614	$587,981

CASH PAID FOR:
Interest	$1,107	$1,183	$1,048
Income taxes	$10,020	$5,192	$4,603
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
Fiscal Year
Each of the Company's first three fiscal quarters ends on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. The 2016, 2015, and 2014 fiscal years ended on October 1, 2016, October 3, 2015 and September 27, 2014, respectively.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of October 1, 2016 and October 3, 2015 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.
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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of October 1, 2016 and October 3, 2015, fair value approximated the cost basis for cash equivalents.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the fiscal years ended October 1, 2016 and October 3, 2015, no "triggering" events occurred.
Accounting for Impairment of Goodwill
The Company operates two reportable segments: Equipment and Expendable Tools. Goodwill was recorded for the acquisitions of Orthodyne Electronics Corporation ("Orthodyne") and Assembléon B.V. ("Assembléon") in 2009 and 2015, respectively.
ASC No. 350, Intangibles-Goodwill and Other ("ASC 350") requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value in the first step of the test, then a company is required to perform the second step of the goodwill impairment test to measure the amount of the reporting unit's goodwill impairment loss, if any.
In fiscal 2016 and 2015, the Company chose to bypass the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit.
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. As of October 1, 2016, no triggering events have occurred.
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
Earnings per Share
Earnings per share (“EPS”) are calculated in accordance with ASC No. 260, Earnings per Share. Basic EPS include only the weighted average number of common shares outstanding during the period. Diluted EPS include the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards and other convertible instruments outstanding during the period, when such instruments are dilutive.
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
In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions. The Company will adopt this guidance in the first quarter of 2017 after the effective date. The adoption of this guidance is not expected to have a significant impact on our financial statements.
In April 2015, the FASB issued ASU 2015-05, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 – Leases to determine the asset acquired in a software licensing arrangement. The Company will adopt this guidance in the first quarter of 2017 prospectively to all arrangements entered into or materially modified after the effective date. The adoption of this guidance is not expected to have a significant impact on our financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those lease classified as operating leases under current GAAP. This ASU will be effective for us beginning in our first quarter of fiscal 2019 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU will be effective for us beginning in our first quarter of 2018 and early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

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
The Company determined that this error was not material to any of the Company’s prior annual and interim period consolidated financial statements and therefore, amendments of previously filed reports were not required. However, the Company determined that the impact of the correction may be considered material to the income for fiscal 2016. As such, a revision for the correction is reflected in the financial information of the applicable prior periods in this Form 10-K filing and disclosure of the revised amount on other prior periods will be reflected in future filings covering the applicable period. The error resulted in a cumulative correction to beginning retained earnings and deferred tax liabilities of $2.6 million on the Consolidated Balance Sheet as of October 3, 2015 and retained earnings as of September 28, 2013, September 27, 2014 and October 3, 2015 of $2.6 million on the Consolidated Statements of Changes in Shareholders' Equity. Since the error relates to financial periods prior to fiscal 2014, there was no impact to the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income or the Consolidated Statements of Cash Flows for fiscal 2016 ended October 1, 2016.
The impact of this revision for the period presented within this annual report on Form 10-K is shown in the table below:
CONSOLIDATED BALANCE SHEET

	As of October 3, 2015
	As previously reported	Adjustment	As Revised
Deferred income taxes	31,316	2,642	33,958
TOTAL LIABILITIES	$132,575	$2,642	$135,217

Retained earnings	405,505	(2,642)	402,863
TOTAL SHAREHOLDERS' EQUITY	$771,891	$(2,642)	$769,249
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Retained earnings
	As previously reported	Adjustment	As Revised
Balances as of September 28, 2013	$291,878	$(2,642)	$289,236
	.
Balances as of September 27, 2014	$354,866	$(2,642)	$352,224

Balances as of October 3, 2015	$405,505	$(2,642)	$402,863

NOTE 3: RESTRUCTURING
The Company has implemented a restructuring program to streamline its international operations and functions as well as consolidating its organization structure to achieve our cost-reduction, productivity and efficiency initiatives. As part of the plan, the Company recorded restructuring charges of $1.9 million and $0.7 million relating to the workforce reduction in 2015 and 2016, respectively.
In 2016, we recorded a charge of $8.0 million primarily related to professional fees and statutory costs in conjunction with the restructuring of its entities. The costs accrued in fiscal 2016 will be paid between fiscal 2016 and fiscal 2018.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table is a summary of activity related to the Company’s restructuring and other charges for the fiscal years ended October 1, 2016 and October 3, 2015:

	Fiscal Year 2016 Activity
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$1,538	$661	$(2,162)	$37
Other exit costs	—	7,983	(1,458)	6,525
	1,538	8,644	(2,841)	7,341

	Fiscal Year 2015 Activity
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$—	$1,850	$(312)	$1,538

(1)	Included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

(2)	Provision for severance and benefits and other exit costs are included within selling, general and administrative expenses on the Consolidated Statements of Operations.

NOTE 4: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of October 1, 2016 and October 3, 2015:

	As of
(in thousands)	October 1, 2016	October 3, 2015
Inventories, net:
Raw materials and supplies	$16,376	$23,541
Work in process	22,733	24,110
Finished goods	69,266	50,518
	108,375	98,169
Inventory reserves	(21,080)	(19,073)
	$87,295	$79,096

Property, plant and equipment, net:
Buildings and building improvements	$34,472	$33,760
Leasehold improvements	19,963	19,512
Data processing equipment and software	29,476	28,861
Machinery, equipment, furniture and fixtures	54,730	52,106
	138,641	134,239
Accumulated depreciation	(88,299)	(81,005)
	$50,342	$53,234

Accrued expenses and other current liabilities:
Wages and benefits	$24,248	$19,166
Accrued customer obligations (1)	13,077	9,215
Commissions and professional fees	10,908	3,880
Deferred rent	2,920	2,450
Severance (2)	1,296	1,645
Other	11,505	9,615
	$63,954	$45,971

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(2)
Includes the restructuring plan discussed in Note 3, severance payable in connection with the October 2015 retirement of the Company's CEO of $0.8 million (As of Oct 3, 2015: nil), and other severance payments which are not part of the Company's plan to streamline its global operations and functions.

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
On September 27, 2016, the escrow due date was extended until the conclusion of a legal proceeding which the Company was indemnified under the share purchase agreement. As of October 1, 2016, $8.7 million (EUR 7.7 million) was held in escrow.
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2015 and concluded that no impairment charge was required. During the     year ended October 1, 2016, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
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
The following table summarizes the Company's recorded goodwill as of October 1, 2016 and October 3, 2015:

	As of
(in thousands)	October 1, 2016	October 3, 2015
Goodwill	$81,272	$81,272

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of October 1, 2016 and October 3, 2015:

	As of		Average estimated
(dollar amounts in thousands)	October 1, 2016	October 3, 2015	useful lives (in years)
Developed technology	$74,080	$74,080	7.0 to 15.0
Accumulated amortization	(37,969)	(35,244)
Net developed technology	$36,111	$38,836

Customer relationships	$36,968	$36,968	5.0 to 6.0
Accumulated amortization	(24,455)	(21,509)
Net customer relationships	$12,513	$15,459

Trade and brand names	$7,515	$7,515	7.0 to 8.0
Accumulated amortization	(5,329)	(4,339)
Net trade and brand names	$2,186	$3,176

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net wedge bonder other intangible assets	$—	$—

Net intangible assets	$50,810	$57,471

The following table reflects estimated annual amortization expense related to intangible assets as of October 1, 2016:

As of
(in thousands)	October 1, 2016
Fiscal 2017	$6,086
Fiscal 2018	6,086
Fiscal 2019	6,086
Fiscal 2020	6,086
Fiscal 2021 and thereafter	26,466
Total amortization expense	$50,810

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
Cash and cash equivalents consisted of the following as of October 1, 2016:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$118,335	$—	$—	$118,335
Cash equivalents
Money market funds	152,961	—	—	152,961
Time deposits	257,611	—	—	257,611
Commercial paper	19,000	—	—	19,000
Total cash and cash equivalents	$547,907	$—	$—	$547,907
Cash and cash equivalents consisted of the following as of October 3, 2015:

(dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$105,617	$—	$—	$105,617
Cash equivalents
Money market funds	155,715	—	—	155,715
Time deposits	237,282	—	—	237,282
Total cash and cash equivalents	$498,614	$—	$—	$498,614

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the year ended October 1, 2016.
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
The foreign currency exposure of our operating expenses are generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge accounting designation to hedge exposures to the variability in the U.S.-dollar equivalent of forecasted non-U.S.-dollar-denominated operating expenses. These instruments generally mature within 12 months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the consolidated statements of income as the impact of the hedged transaction.
There were no outstanding derivative instruments as of October 3, 2015. The fair value of derivative instruments on our Consolidated Balance Sheet as of October 1, 2016 is as follows:

	As of
(in thousands)	October 1, 2016
	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$28,997	$462
Total derivatives	$28,997	$462

(1)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Balance Sheet.

(2)	Hedged amounts expected to be recognized to income within the next twelve months.
The effect of derivative instruments designated as cash flow hedges in our Consolidated Statements of Income for the year ended October 1, 2016 and October 3, 2015 was as follows:

(in thousands)	Fiscal
	2016	2015
Foreign exchange forward contract in cash flow hedging relationships:
Net (loss)/ gain recognized in OCI, net of tax(1)	$(566)	$(1,008)
Net (loss)/ gain reclassified from accumulated OCI into income, net of tax(2)	$104	$(1,008)
Net gain recognized in income(3)	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as Property, Plant and Equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term. As of October 1, 2016, the financing obligation related to the Building is $16.7 million, which approximate fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of October 1, 2016, the outstanding amount is $3.0 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of October 1, 2016, there was no outstanding amount under the 2016 Credit Facility.

NOTE 11: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plans
The Company has 401(k) retirement income plans (the “401(k) Plans”) for eligible U.S. employees. The 401(k) Plans allow for employee contributions and matching Company contributions up to 4% or 8% based upon terms and conditions of the 401(k) Plans in which they participate.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the Company’s contributions to the Plans during fiscal 2016 and 2015:

	Fiscal
(in thousands)	2016	2015
Cash	$1,544	$1,573
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act, to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the year ended October 1, 2016, the Company repurchased a total of 1.4 million shares of common stock at a cost of $14.6 million. The stock repurchases were recorded in the periods they were delivered, and the payment of $14.6 million was accounted for as treasury stock in the Company’s Consolidated Balance Sheet. The Company records treasury stock purchases under the cost method using first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
Accumulated Other Comprehensive Income
The following table reflects accumulated other comprehensive income reflected on the Consolidated Balance Sheets as of October 1, 2016 and October 3, 2015:

	As of
(in thousands)	October 1, 2016	October 3, 2015
Gain/(Loss) from foreign currency translation adjustments	$462	$(161)
Unrecognized actuarial loss, Switzerland pension plan, net of tax	(588)	(590)
Switzerland pension plan curtailment	(2,138)	(346)
Unrealized loss on hedging	(462)	—
Accumulated other comprehensive income	$(2,726)	$(1,097)
Equity-Based Compensation
As of October 1, 2016, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). Under these Equity Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of October 1, 2016, the Company’s one active plan, the 2009 Equity Plan, had 2.9 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2016, 2015, and 2014 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Statements of Operations for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014
Cost of sales	$421	$393	$344
Selling, general and administrative (1)	3,244	9,127	8,906
Research and development	2,065	2,469	2,086
Total equity-based compensation expense	$5,730	$11,989	$11,336
(1) The selling, general and administrative expense for fiscal 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
The following table reflects equity-based compensation expense, by type of award, for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014
Market-based restricted stock	$(33)	$4,677	$4,960
Time-based restricted stock	5,255	6,129	5,419
Performance-based restricted stock	(43)	131	131
Stock options	—	3	17
Common stock	551	1,049	809
Total equity-based compensation expense (1)	$5,730	$11,989	$11,336
(1) The equity-based compensation expense for fiscal 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: employee market-based restricted stock
The following table reflects employee market-based restricted stock activity for fiscal 2016, 2015, and 2014:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Market-based restricted stock outstanding as of September 28, 2013	1,085	$5,913	1.1
Granted	335			$13.46
Forfeited or expired	(19)
Vested	(333)
Market-based restricted stock outstanding as of September 27, 2014	1,068	$5,271	1.0
Granted	232			$16.83
Forfeited or expired	(48)
Vested	(674)
Market-based restricted stock outstanding as of October 3, 2015	578	4,465	1.4
Granted	172			$12.26
Forfeited or expired	(256)
Vested	(10)
Market-based restricted stock outstanding as of October 1, 2016	484	$2,924	1.0

The following table reflects the assumptions used to calculate compensation expense related to the Company’s performance-based restricted stock issued during fiscal 2016, 2015, and 2014:

	Fiscal
	2016	2015	2014
Grant Price	$9.58	$14.02	$11.29
Expected dividend yield	N/A	N/A	N/A
Expected stock price volatility	30.85%	35.48%	44.88%
Risk-free interest rate	0.89%	0.89%	0.69%

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity-Based Compensation: employee time-based restricted stock
The following table reflects employee time-based restricted stock activity for fiscal 2016, 2015, and 2014:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)	Weighted average grant date fair value per share
Time-based restricted stock outstanding as of September 28, 2013	1,216	$6,028	1.2
Granted	649			$11.48
Forfeited or expired	(52)
Vested	(756)
Time-based restricted stock outstanding as of September 27, 2014	1,057	$6,720	1.4
Granted	484			$14.06
Forfeited or expired	(29)
Vested	(663)
Time-based restricted stock outstanding as of October 3, 2015	849	$7,054	1.6
Granted	597			$9.66
Forfeited or expired	(85)
Vested	(346)
Time-based restricted stock outstanding as of October 1, 2016	1,015	$6,440	1.5
Equity-Based Compensation: employee performance-based restricted stock
The following table reflects employee performance-based restricted stock activity for fiscal 2016, 2015, and 2014:

	Number of shares (in thousands)	Unrecognized compensation expense (in thousands)	Average remaining service period (in years)
Performance-based restricted stock outstanding as of September 28, 2013	57	550	4.2
Granted	—
Performance-based restricted stock outstanding as of September 27, 2014	57	419	3.2
Granted	—
Performance-based restricted stock outstanding as of October 3, 2015	57	285	2.2
Granted	—
Forfeited or expired	(29)
Vested	(28)
Performance-based restricted stock outstanding as of October 1, 2016	—	—	—

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects employee stock option activity for fiscal 2016, 2015, and 2014:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 28, 2013	562	$9.56
Exercised	(121)	$7.84		$654
Forfeited or expired	(221)	$11.92
Options outstanding as of September 27, 2014	220	$8.14
Exercised	(45)	$8.58		$282
Forfeited or expired	(28)	$7.25
Options outstanding as of October 3, 2015	147	$8.18
Exercised	(53)	$5.40		$330
Forfeited or expired	(4)	$9.00
Options outstanding as of October 1, 2016	90	$8.41	1.2	$408
Options vested and expected to vest as of October 1, 2016	90	$8.41	1.2	$408
Options exercisable as of October 1, 2016	90	$8.41	1.2
In the money exercisable options as of October 1, 2016	90			$408
Since 2012, on average, 18% of stock options granted by the Company are forfeited or expire each year. Intrinsic value of stock options exercised is determined by calculating the difference between the market value of the Company's stock price at the time an option is exercised and the exercise price, multiplied by the number of shares. The intrinsic value of stock options outstanding and stock options exercisable is determined by calculating the difference between the Company's closing stock price on the last trading day of fiscal 2016 and the exercise price of in-the-money stock options, multiplied by the number of underlying shares. During fiscal 2016, the Company received $0.4 million in cash from the exercise of employee and non-employee director stock options.
As of October 1, 2016, there were no unvested employee stock options.
The following table reflects outstanding and exercisable employee stock options as of October 1, 2016:

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price
3.06 - 7.08	11	3.8	$6.3	11	$6.3
8.43 - 9.64	79	0.9	8.7	79	8.7
	90	1.2	$8.4	90	$8.4
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects shares of common stock issued to non-employee directors and the corresponding fair value for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014
Number of common shares issued	50	83	63
Fair value based upon market price at time of issue	$551	$1,049	$810
The following table reflects non-employee director stock option activity for fiscal 2016, 2015, and 2014:

	Number of shares (in thousands)	Weighted average exercise price	Average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Options outstanding as of September 28, 2013	135	$11.45		$614
Exercised	(10)	$11.20
Forfeited or expired	(70)	$12.45
Options outstanding as of September 27, 2014	55	$10.22		$225
Exercised	(30)	$10.19
Forfeited or expired	(5)	$6.48
Options outstanding as of October 3, 2015	20	$11.20		$225
Forfeited or expired	(20)	$11.00
Options outstanding as of October 1, 2016	—	$—	—	$—
Options vested and expected to vest as of October 1, 2016	—	$—	—	$—
Options exercisable as of October 1, 2016	—	$—	—
In the money exercisable options as of October 1, 2016	—			$—
No non-employee director stock options were granted during fiscal 2016, 2015, and 2014.
Pension Plan
The following table reflects the Company's defined benefits pension obligations as of October 1, 2016 and October 3, 2015:

	As of
(in thousands)	October 1, 2016	October 3, 2015
Switzerland pension obligation	$2,393	$689
Taiwan pension obligation	925	1,196
Total pension obligation	$3,318	$1,885
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

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands, except per share)	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$47,112	$47,112	$50,639	$50,639	$62,988	$62,988
Less: income applicable to participating securities	—	—	—	—	—	—
Net income applicable to common shareholders	$47,112	$47,112	$50,639	$50,639	$62,988	$62,988
DENOMINATOR:
Weighted average shares outstanding - Basic	70,477	70,477	75,414	75,414	76,396	76,396
Stock options		32		70		117
Time-based restricted stock		274		175		398
Market-based restricted stock		58		—		381
Weighted average shares outstanding - Diluted		70,841		75,659		77,292
EPS:
Net income per share - Basic	$0.67	$0.67	$0.67	$0.67	$0.82	$0.82
Effect of dilutive shares		—		$—		$(0.01)
Net income per share - Diluted		$0.67		$0.67		$0.81

NOTE 13: INCOME TAXES
The following table reflects income from continuing operations by location, the provision for income taxes and the effective tax rate for fiscal 2016, 2015, and 2014:

	Fiscal
(dollar amounts in thousands)	2016	2015	2014
United States operations	$(12,600)	$4,178	$7,700
Foreign operations	67,350	33,527	69,433
Income from operations before tax	54,750	37,705	77,133
Income tax expense/(benefit)	7,638	(12,934)	14,145
Net income	$47,112	$50,639	$62,988

Effective tax rate	14.0%	(34.3)%	18.3%

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the provision for income taxes from continuing operations for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014
Current:
Federal	$871	$1,459	$843
State	53	76	78
Foreign	21,841	4,707	5,534
Deferred:
Federal	(13,423)	(20,250)	5,474
State	12	(10)	5
Foreign	(1,716)	1,084	2,211
Provision for income taxes	$7,638	$(12,934)	$14,145
The following table reflects the difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014
Computed income tax expense based on U.S. statutory rate	$19,163	$13,197	$26,997
Effect of earnings of foreign subsidiaries subject to different tax rates	(7,330)	(6,103)	(9,763)
Benefits from foreign approved enterprise zones	(8,531)	(5,855)	(17,423)
Benefits from research and development tax credits (including prior years)	(2,839)	(4,090)	—
Change in permanent reinvestment assertion	(9,696)	(19,704)	—
Tax impact on restructuring	4,238	—	—
Tax audit settlement	4,889	—	—
Dividend income	—	—	8,190
Effect of permanent items	(2,274)	1,822	(298)
Changes in valuation allowance	3,585	2,634	(1,820)
Foreign operations (withholding taxes, deferred taxes on unremitted earnings, US taxation of foreign earnings)	4,981	4,904	5,906
Reserve for uncertain tax positions	208	886	131
State income tax expense	996	(1,543)	2,241
Other, net	248	918	(16)
Provision for income taxes	$7,638	$(12,934)	$14,145
Income tax expense for the current year includes approximately $1.8 million, $1.0 million and $1.2 million of taxes payable for deemed distributions from earnings for the years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.
In fiscal 2016, the Company restructured its entities resulting in a change in its permanent reinvestment assertion outside the United States. During the year ended October 1, 2016, approximately $9.7 million of deferred tax liability was reversed and recorded as a tax benefit due to the change in its permanent reinvestment assertion. As part of the plan, the Company also recorded restructuring related tax expense of approximately $4.2 million for transfers and exchanges of certain foreign subsidiaries.
We consider the earnings of certain foreign subsidiaries to be permanently reinvested outside the United States. We have not recorded a deferred tax liability for U.S. federal income taxes of approximately $570.9 million of undistributed earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable, with the exception of certain foreign subsidiaries where we continue to retain a deferred tax liability for foreign withholding taxes of approximately $20.0 million, as those earnings may be distributed to its foreign parent company.
Undistributed earnings of approximately $0.4 million are not considered to be permanently reinvested outside the United States. As of October 1, 2016, the Company has provided a deferred tax liability of approximately $0.2 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries to the United States.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the net deferred tax balance, composed of the tax effects of cumulative temporary differences for fiscal 2016 and 2015:

	Fiscal
(in thousands)	2016	2015
Inventory reserves	$546	$641
Stock options	647	525
Other accruals and reserves	4,940	3,797
Domestic tax credit carryforwards	8,011	5,035
Net operating loss carryforwards	31,817	32,983
	$45,961	$42,981

Valuation allowance	(27,381)	(23,128)
Total long-term deferred tax asset (1)	$18,580	$19,853

Repatriation of foreign earnings, including foreign withholding taxes	$20,119	$27,101
Depreciable assets	9,333	16,735
Total long-term deferred tax liability	$29,452	$43,836
Total net deferred tax liability	$10,872	$23,983

Reported as
Current deferred tax asset	$—	$4,126
Deferred tax asset	16,825	3,230
Current deferred tax liability	—	23
Deferred tax liability	27,697	31,316
Total net deferred tax liability	$10,872	$23,983

(1)	Included in other assets on the Consolidated Balance Sheets are deferred tax assets of $16.8 million and $3.2 million as of October 1, 2016 and October 3, 2015, respectively.

As of October 1, 2016, the Company has foreign net operating loss carryforwards of $97.0 million, domestic state net operating loss carryforwards of $176.9 million, domestic federal net operating loss carryforwards of $1.1 million, and tax credit carryforwards of $10.9 million that can reduce future taxable income. These carryforwards can be utilized in the future, prior to expiration of certain carryforwards in fiscal years 2016 through 2035 with the exception of certain credits and foreign net operating losses that have no expiration date. Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and also limits the utilization of domestic state net operating loss carryforwards to $5.0 million annually, but recent developments may change this amount in future years. The Company has recorded a valuation allowance against domestic state tax attributes and certain foreign tax attributes.
The Company continues to evaluate the realizability of all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has projected future income or deferred tax liabilities that provide a source of future income to benefit the deferred tax asset. As a result of this analysis, the Company continues to maintain a valuation allowance against a majority of its state deferred tax assets as the realization of these assets is not more likely than not given uncertainty of future earnings in these jurisdictions.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The beginning and ending balances of the Company's unrecognized tax benefits are reconciled below for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014
Unrecognized tax benefit, beginning of year	$7,101	$7,192	$6,869
Additions for tax positions, current year	519	—	—
Additions for tax positions, prior year	827	5,140	717
Reductions for tax positions, prior year	(994)	(5,231)	(394)
Unrecognized tax benefit, end of year	$7,453	$7,101	$7,192
Approximately $6.2 million of the $7.5 million of unrecognized tax benefit as of October 1, 2016, if recognized, would impact the Company's effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no additional accruals of interest expense on various uncertain tax positions during fiscal 2016 for matters involving jurisdictions where interest is not assessed.
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
The Company files U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions.The U.S. Internal Revenue Service is currently examining the fiscal years 2011 and 2012, and all years prior to fiscal 2011 are closed. For most state tax returns, tax years following fiscal 2001 remain subject to examination as a result of the generation of net operating loss carry-forwards. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years. The Company is currently under income tax examination by tax authorities in certain foreign jurisdictions. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations.
As a result of committing to certain capital investments and employment levels, income from operations in Singapore and Malaysia is subject to reduced tax rates. In connection with Singapore operations, the Company has been granted a decreased effective tax rate of five percent in that jurisdiction until February 1, 2020 subject to the fulfillment of certain continuing conditions. In fiscal 2016, 2015, and 2014, the preferential rate reduced income tax expense by approximately $8.5 million or $0.12 per share, $5.9 million or $0.08 per share and $17.4 million or $0.23 per share, respectively.

NOTE 14: OTHER FINANCIAL DATA
The following table reflects other financial data for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014
Incentive compensation expense (1)	$14,661	$10,768	$17,596
Rent expense (1)	$5,901	$5,006	$4,608
Warranty and retrofit expense (2)	$4,599	$2,808	$3,261
(1) Included in selling, general and administrative expense.
(2) Included in cost of sales.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15: SEGMENT INFORMATION
The Company operates two reportable segments: Equipment and Expendable Tools. The Equipment segment manufactures and sells a line of ball bonders, wedge bonders, advanced packaging and electronic assembly solutions. The Company also services, maintains, repairs and upgrades its equipment. The Expendable Tools segment manufactures and sells a variety of expendable tools for a broad range of semiconductor packaging applications.
The following table reflects operating information by segment for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014
Net revenue:
Equipment	$562,463	$472,002	$503,049
Expendable Tools	64,729	64,469	65,520
Net revenue	627,192	536,471	568,569
Income from operations:
Equipment	35,750	21,618	59,769
Expendable Tools	16,789	15,633	17,215
Income from operations	$52,539	$37,251	$76,984
The following tables reflect assets, capital expenditures and depreciation expense by segment as of and for fiscal 2016, 2015, and 2014:

	As of
(in thousands)	October 1, 2016	October 3, 2015	September 27, 2014
Segment assets:
Equipment	$901,316	$828,471	$839,847
Expendable Tools	81,128	75,995	104,601
Total assets	$982,444	$904,466	$944,448

	Fiscal
(in thousands)	2016	2015	2014
Capital expenditures:
Equipment	$4,400	$7,288	$9,560
Expendable Tools	1,901	2,231	2,841
Capital expenditures	$6,301	$9,519	$12,401

	Fiscal
(in thousands)	2016	2015	2014
Depreciation expense:
Equipment	$7,336	$6,685	$5,662
Expendable Tools	2,233	2,404	2,540
Depreciation expense	$9,569	$9,089	$8,202
 Geographic information

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables reflect destination sales to unaffiliated customers by country and long-lived assets by country for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014

China	$211,448	$169,557	$144,134
Taiwan	129,128	56,610	140,586
Korea	70,593	40,687	31,284
United States	47,806	47,220	31,645
Malaysia	42,368	48,825	46,033
Japan	28,256	31,413	34,480
Germany	13,043	11,580	8,496
Thailand	11,782	13,852	9,386
Singapore	8,770	17,430	21,934
Hong Kong	8,625	15,482	23,709
Philippines	8,272	42,575	31,371
Hungary	5,436	4,350	1,235
Vietnam	3,785	4,354	11,355
All other	37,880	32,536	32,921
Total destination sales to unaffiliated customers	$627,192	$536,471	$568,569

	Fiscal
(in thousands)	2016	2015	2014
Long-lived assets:
Singapore	$33,286	$36,754	$37,169
United States	18,570	7,429	8,537
China	7,459	7,386	7,295
Israel	4,810	3,701	4,668
Netherlands	2,198	1,421	—
All other	3,097	1,663	1,651
Total long-lived assets	$69,420	$58,354	$59,320

NOTE 16: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs.

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the reserve for product warranty activity for fiscal 2016, 2015, and 2014:

	Fiscal
(in thousands)	2016	2015	2014
Reserve for product warranty, beginning of period	$1,856	$1,542	$1,194
Addition from business combination	—	547	—
Provision for product warranty	4,816	2,614	2,099
Product warranty costs paid	(2,534)	(2,847)	(1,751)
Reserve for product warranty, end of period	$4,138	$1,856	$1,542
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Balance Sheet as of October 1, 2016:

		Payments due by fiscal year
(in thousands)	Total	2016	2017	2018	2019	thereafter
Inventory purchase obligation (1)	$102,423	$102,423	$—	$—	$—	$—
Operating lease obligations (2)	27,316	5,087	3,960	3,203	3,192	11,874
Total	$129,739	$107,510	$3,960	$3,203	$3,192	$11,874

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of October 1, 2016, the financing obligation related to the Building is $16.7 million (see Note 10 above). The financing obligation is not reflected in the table above.
Concentrations
The following tables reflect significant customer concentrations as a percentage of net revenue for fiscal 2016, 2015, and 2014:

	Fiscal
	2016	2015	2014
Haoseng Industrial Co., Ltd	11.5%	*	*
 * Represents less than 10% of net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of October 1, 2016 and October 3, 2015:

	As of
	October 1, 2016	October 3, 2015
Haoseng Industrial Co., Ltd	20.8%	21.5%

KULICKE AND SOFFA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table reflects selected quarterly financial data for fiscal 2016 and 2015:

	Fiscal 2016 for the Quarter Ended
(in thousands, except per share amounts)	January 2	April 2	July 2	October 1	Fiscal 2016
Net revenue	$108,534	$156,400	$216,414	$145,844	$627,192
Gross profit	50,421	69,647	100,040	66,621	286,729
Income from operations	(1,705)	11,709	38,622	3,913	52,539
Income tax (benefit) / expense	(1,265)	7,045	7,519	(5,661)	7,638
Net income	$(91)	$5,089	$31,785	$10,329	$47,112

Net income per share (1):
Basic	$—	$0.07	$0.45	$0.15	0.67
Diluted	$—	$0.07	$0.45	$0.15	0.67

Weighted average shares outstanding:
Basic	70,738	70,389	70,379	70,404	70,477
Diluted	70,738	70,634	70,843	71,017	70,841

	Fiscal 2015 for the Quarter Ended
(in thousands, except per share amounts)	December 27	March 28	June 27	October 3	Fiscal 2015
Net revenue	$107,438	$145,227	$164,634	$119,172	$536,471
Gross profit	54,734	68,570	77,571	58,217	259,092
Income from operations	9,726	9,791	16,086	1,648	37,251
Income tax expense / (benefit)	1,843	1,997	(8,775)	(7,999)	(12,934)
Net income	$7,842	$7,931	$25,039	$9,827	$50,639

Net income per share (1):
Basic	$0.10	$0.10	$0.33	$0.14	$0.67
Diluted	$0.10	$0.10	$0.33	$0.13	$0.67

Weighted average shares outstanding:
Basic	76,888	76,821	75,420	72,731	75,414
Diluted	77,432	77,570	75,891	72,883	75,659
(1) EPS for the year may not equal the sum of quarterly EPS due to changes in weighted share calculations.

NOTE 18: SUBSEQUENT EVENTS
On October 19, 2016, the Company entered into foreign exchange forward contracts with notional amount of $9.8 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2016 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management's Report on Internal Control Over Financial Reporting
The management of Kulicke and Soffa Industries, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management evaluated the Company's internal control over financial reporting as of October 1, 2016. In making this assessment, management used the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on that assessment and based on the criteria in the COSO framework, management has concluded that, as of October 1, 2016, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of October 1, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.
Changes in internal control over financial reporting
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended October 1, 2016 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K with respect to the directors and executive officers will appear under the heading “ITEM 1 - ELECTION OF DIRECTORS” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference. The other information required by Item 401 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 405 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 406 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Code of Ethics” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(c)(3) of Regulation will appear under the headings “CORPORATE GOVERNANCE-Nominating and Governance Committee” and “Shareholder Proposals” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Items 407(d)(4) and (d)(5) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE-Audit Committee” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K will appear under the heading “COMPENSATION OF EXECUTIVE OFFICERS,” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(4) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE- Management Development and Compensation Committee Interlocks and Insider Participation” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Item 407(e)(5) of Regulation S-K will appear under the heading “MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder concerning security ownership of certain beneficial owners and management will appear under the headings “CORPORATE GOVERNANCE - Security Ownership Of Certain Beneficial Owners” and “CORPORATE GOVERNANCE - SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS”, in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference. The information required by this item relating to securities authorized for issuance under equity compensation plans is included under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.
The information required by Section 407(a) of Regulation S-K will appear under the heading “CORPORATE GOVERNANCE - Board Matters” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder will appear under the heading “AUDIT AND RELATED FEES” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

		Page
(1)	Financial Statements - Kulicke and Soffa Industries, Inc.:
	Report of Independent Registered Public Accounting Firm	39
	Consolidated Balance Sheets as of October 1, 2016 and October 3, 2015	40
	Consolidated Statements of Operations for fiscal 2016, 2015 and 2014	41
	Consolidated Statements of Comprehensive Income for fiscal 2016, 2015 and 2014	42
	Consolidated Statements of Changes in Shareholders' Equity for fiscal 2016, 2015 and 2014	43
	Consolidated Statements of Cash Flows for fiscal 2016, 2015 and 2014	44
	Notes to Consolidated Financial Statements	45

(2)	Financial Statements and Schedules:
	Schedule II - Valuation and Qualifying Accounts	80
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
10.35
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended October 1, 2015.*

10.36
Letter Agreement between the Company and Bruno Guilmart, dated December 3, 2015, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2016.*

10.37
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 * Indicates a management contract or compensatory plan or arrangement
** Copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. We hereby agree to furnish a copy of any such instrument to the SEC upon request.

KULICKE AND SOFFA INDUSTRIES, INC.
Schedule II-Valuation and Qualifying Accounts

Fiscal 2016:	Beginning of period	Charged to Costs and Expenses		Other Additions	Other Deductions		End of period
Allowance for doubtful accounts	$621	$(115)		$—	$—	(1)	$506

Inventory reserve	$19,073	$6,676		$—	$(4,669)	(2)	$21,080

Valuation allowance for deferred taxes	$27,258	$3,585	(3)	$—	$—		$30,843

Fiscal 2015:
Allowance for doubtful accounts	$143	$478		$—	$—	(1)	$621

Inventory reserve	$13,863	$3,978		$7,696	$(6,464)	(2)	$19,073

Valuation allowance for deferred taxes	$24,624	$2,634	(3)	$—	$—		$27,258

Fiscal 2014:
Allowance for doubtful accounts	$504	$(320)		$—	$(41)	(1)	$143

Inventory reserve	$14,120	$3,060		$—	$(3,317)	(2)	$13,863

Valuation allowance for deferred taxes	$26,444	$(1,820)	(3)	$—	$—		$24,624

(1)	Represents write-offs of specific accounts receivable.
(2)	Sale or scrap of previously reserved inventory.
(3)	Reflects increase/decrease in the valuation allowance primarily associated with the Company's U.S. and foreign net operating losses and other deferred tax assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

By:	/s/ FUSEN CHEN
Fusen Chen
President and Chief Executive Officer

Dated:	November 17, 2016

Signature	Title	Date

/s/ FUSEN CHEN	President and Chief Executive Officer	November 17, 2016
Fusen Chen	(principal executive officer)

/s/ JONATHAN CHOU	Executive Vice President and Chief Financial Officer	November 17, 2016
Jonathan Chou	(principal financial officer and principal accounting officer)

/s/ GARRETT E. PIERCE	Director	November 17, 2016
Garrett E. Pierce

/s/ BRIAN R. BACHMAN	Director	November 17, 2016
Brian R. Bachman

/s/ CHIN HU LIM	Director	November 17, 2016
Chin Hu Lim

/s/ GREGORY F. MILZCIK	Director	November 17, 2016
Gregory F. Milzcik

/s/ MUI SUNG YEO	Director	November 17, 2016
Mui Sung Yeo

/s/ PETER T. KONG	Director	November 17, 2016
Peter T. Kong

EXHIBIT INDEX

EXHIBIT NUMBER	ITEM
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
10.35
Kulicke & Soffa Industries, Inc. 2009 Equity Plan Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended October 1, 2015.*

10.36
Letter Agreement between the Company and Bruno Guilmart, dated December 3, 2015, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2016.*

10.37
Offer Letter between Kulicke and Soffa Industries, Inc. and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP (Independent Registered Public Accounting Firm).
31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

  * Indicates a management contract or compensatory plan or arrangement
** Portions of this exhibit have been omitted pursuant to an order granted confidential treatment under the
Securities Exchange Act of 1934 issued by the Securities and Exchange Commission.