Form 10-Q
period 2016-12-31
KULICKE & SOFFA INDUSTRIES INC
filed 2017-02-03
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 31, 2017, there were 70,955,637 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

December 31, 2016

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	December 31, 2016	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$577,426	$547,907
Accounts and other receivable, net of allowance for doubtful accounts of $206 and $506 respectively	118,095	130,455
Inventories, net	83,792	87,295
Prepaid expenses and other current assets	14,348	15,285
Total current assets	793,661	780,942

Property, plant and equipment, net	49,635	50,342
Goodwill	81,272	81,272
Intangible assets	49,287	50,810
Other assets	18,905	19,078
TOTAL ASSETS	$992,760	$982,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,349	$41,813
Accrued expenses and other current liabilities	55,865	63,954
Income taxes payable	12,996	12,830
Total current liabilities	115,210	118,597

Financing obligation	15,579	16,701
Deferred income taxes	28,434	27,697
Other liabilities	13,068	12,931
TOTAL LIABILITIES	$172,291	$175,926

Commitments and contingent liabilities (Note 13)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 83,752 and 83,231, respectively; outstanding 70,941 and 70,420 shares, respectively	502,561	498,676
Treasury stock, at cost, 12,811 and 12,811 shares, respectively	(139,407)	(139,407)
Retained earnings	465,558	449,975
Accumulated other comprehensive loss	(8,243)	(2,726)
TOTAL SHAREHOLDERS' EQUITY	$820,469	$806,518

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$992,760	$982,444
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended
	December 31, 2016	January 2, 2016
Net revenue	$149,639	$108,534
Cost of sales	81,321	58,113
Gross profit	68,318	50,421
Selling, general and administrative	29,532	27,932
Research and development	21,505	24,194
Operating expenses	51,037	52,126
Income / (Loss) from operations	17,281	(1,705)
Interest income	1,172	622
Interest expense	(262)	(273)
Income / (Loss) from operations before income taxes	18,191	(1,356)
Income tax expense / (benefit)	2,608	(1,265)
Net income / (loss)	$15,583	$(91)

Net income per share:
Basic	$0.22	$—
Diluted	$0.22	$—

Weighted average shares outstanding:
Basic	70,854	70,738
Diluted	71,763	70,738

The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended
	December 31, 2016	January 2, 2016
Net income / (loss)	$15,583	$(91)
Other comprehensive income:
Foreign currency translation adjustment	(4,581)	(1,130)
Unrecognized actuarial gain, Switzerland pension plan, net of tax	127	28
	(4,454)	(1,102)

Derivatives designated as hedging instruments:
Unrealized loss on derivative instruments, net of tax	(1,592)	(187)
Reclassification adjustment for loss on derivative instruments recognized, net of tax	529	89
Net decrease from derivatives designated as hedging instruments, net of tax	(1,063)	(98)

Total other comprehensive loss	(5,517)	(1,200)

Comprehensive income / (loss)	$10,066	$(1,291)
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three months ended
	December 31, 2016	January 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$15,583	$(91)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,944	4,051
Equity-based compensation and employee benefits	3,601	62
Excess tax benefits from stock-based compensation arrangements	—	(363)
Adjustment for doubtful accounts	(53)	—
Adjustment for inventory valuation	1,058	1,357
Deferred income taxes	840	(1,989)
Loss / (Gain) on disposal of property, plant and equipment	44	(37)
Unrealized foreign currency translation	(7,020)	(1,510)
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts and other receivable	12,517	7
Inventory	2,339	8,077
Prepaid expenses and other current assets	1,105	(417)
Accounts payable, accrued expenses and other current liabilities	(3,223)	(623)
Income taxes payable	156	(1,080)
Other, net	(842)	250
Net cash provided by operating activities	30,049	7,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,676)	(1,727)
Proceeds from sales of property, plant and equipment	17	115
Net cash used in investing activities	(2,659)	(1,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(142)	(125)
Proceeds from exercise of common stock options	284	177
Repurchase of common stock	—	(12,840)
Excess tax benefits from stock-based compensation arrangements	—	363
Net cash provided by/ (used in) financing activities	142	(12,425)
Effect of exchange rate changes on cash and cash equivalents	1,987	664
Changes in cash and cash equivalents	29,519	(5,679)
Cash and cash equivalents at beginning of period	547,907	498,614
Cash and cash equivalents at end of period	$577,426	$492,935

CASH PAID FOR:
Interest	$262	$273
Income taxes	$1,594	$1,873
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 1: BASIS OF PRESENTATION
These consolidated condensed financial statements include the accounts of Kulicke and Soffa Industries, Inc. and its subsidiaries (the “Company”), with appropriate elimination of intercompany balances and transactions.
The interim consolidated condensed financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2016, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of October 1, 2016 and October 3, 2015, and the related Consolidated Statements of Operations, Statements of Other Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended October 1, 2016. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
Fiscal Year
Each of the Company's first three fiscal quarters end on the Saturday that is 13 weeks after the end of the immediately preceding fiscal quarter. The fourth quarter of each fiscal year ends on the Saturday closest to September 30. Fiscal 2017 quarters end on December 31, 2016, April 1, 2017, July 1, 2017 and September 30, 2017. In fiscal years consisting of 53 weeks, the fourth quarter will consist of 14 weeks. Fiscal 2016 quarters ended on January 2, 2016, April 2, 2016, July 2, 2016 and October 1, 2016.
Nature of Business
The Company designs, manufactures and sells capital equipment and expendable tools as well as services, maintains, repairs and upgrades equipment, all used to assemble semiconductor devices. The Company's operating results depend upon the capital and operating expenditures of semiconductor device manufacturers, integrated device manufacturers, outsourced semiconductor assembly and test providers (“OSATs”), and other electronics manufacturers including automotive electronics suppliers, worldwide which, in turn, depend on the current and anticipated market demand for semiconductors and products utilizing semiconductors. The semiconductor industry is highly volatile and experiences downturns and slowdowns which can have a severe negative effect on the semiconductor industry's demand for semiconductor capital equipment, including assembly equipment manufactured and sold by the Company and, to a lesser extent, expendable tools, including those sold by the Company. These downturns and slowdowns have in the past adversely affected the Company's operating results. The Company believes such volatility will continue to characterize the industry and the Company's operations in the future.
Use of Estimates
The preparation of consolidated condensed financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses during the reporting periods, and disclosures of contingent assets and liabilities as of the date of the consolidated condensed financial statements. On an ongoing basis, management evaluates estimates, including but not limited to, those related to accounts receivable, reserves for excess and obsolete inventory, carrying value and lives of fixed assets, goodwill and intangible assets, valuation allowances for deferred tax assets and deferred tax liabilities, repatriation of un-remitted foreign subsidiary earnings, equity-based compensation expense, and warranties. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable. As a result, management makes judgments regarding the carrying values of the Company's assets and liabilities that are not readily apparent from other sources. Authoritative pronouncements, historical experience and assumptions are used as the basis for making estimates, and on an ongoing basis, management evaluates these estimates. Actual results may differ from these estimates.
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of December 31, 2016 and October 1, 2016 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
Our accounting policy for derivative financial instruments is based on whether they meet the criteria for designation as a cash flow hedge. A designated hedge with exposure to variability in the functional currency equivalent of the future foreign currency cash flows of a forecasted transaction is referred to as a cash flow hedge. The criteria for designating a derivative as a cash flow hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, we report the after-tax gain / (loss) from the effective portion of the hedge as a component of accumulated other comprehensive income / (loss) and reclassify it into earnings in the same period in which the hedged transaction affects earnings and in the same line item on the consolidated condensed statement of operations as the impact of the hedged transaction. Derivatives that we designate as cash flow hedges are classified in the consolidated condensed statement of cash flows in the same section as the underlying item, primarily within cash flows from operating activities.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of December 31, 2016 and October 1, 2016, fair value approximated the cost basis for cash equivalents.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three months ended December 31, 2016, no "triggering" events occurred.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three months ended December 31, 2016, no triggering events occurred.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
Financial Accounting Standards Board ("FASB") has issued Accounting Standard Update ("ASU") 2015-17, Income Taxes (Topic 740), regarding the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 (our fiscal 2018), with early adoption allowed. During the first quarter of fiscal 2016, we elected to prospectively adopt ASU 2015-17, thus reclassifying current deferred taxes to noncurrent on the accompanying consolidated condensed balance sheet. The prior reporting period was not retrospectively adjusted.
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
Accounting for Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC No. 805, Business Combinations. The fair value of the net assets acquired and the results of operations of the acquired businesses are included in the Unaudited Consolidated Condensed Financial Statements from the acquisition date forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, deferred revenue, intangible assets and related deferred tax liabilities, useful lives of plant and equipment, and amortizable lives of acquired intangible assets. Any excess of the purchase consideration over the identified fair value of the assets and liabilities acquired is recognized as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

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
In February 2015, the FASB issued ASU 2015-02 – Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions. This guidance is effective for the Company from the current reporting period and the adoption of this guidance did not have a significant impact on our financial statements.
In April 2015, the FASB issued ASU 2015-05, which provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. ASU 2015-05 also removes the requirement to analogize to ASC 840-10 – Leases to determine the asset acquired in a software licensing arrangement. This ASU is effective for the Company from the current reporting period and the adoption of this guidance did not have a significant impact on our financial statements.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The ASU will be effective for us beginning in our first quarter of 2019 and early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new guidance requires the tax effects of intercompany transactions (other than transfers of inventory) to be recognized currently. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017 (our fiscal 2019), including interim periods within those years - with an option to early adopt. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU will be effective for us beginning in our first quarter of 2019. Early adoption is permitted beginning in our first quarter of 2018. We are currently evaluating the impact of the adoption of this ASU on our financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: RESTRUCTURING
The Company has implemented a restructuring program to streamline its international operations and functions as well as consolidating its organization structure to achieve our cost-reduction, productivity and efficiency initiatives. The accrued cost as at December 31, 2016 will be paid between fiscal 2017 and fiscal 2018.
The following table is a summary of activity related to the Company’s restructuring and other charges for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
	December 31, 2016
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$37	$—	$(37)	$—
Other exit costs	6,525	—	(2,892)	3,633
	6,562	—	(2,929)	3,633

	Three months ended
	January 2, 2016
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$1,538	$615	$(1,488)	$665

(1)	Included within accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets.

(2)	Provision for severance and benefits and other exit costs are included within selling, general and administrative expenses on the Consolidated Condensed Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 3: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of December 31, 2016 and October 1, 2016:

	As of
(in thousands)	December 31, 2016	October 1, 2016
Inventories, net:
Raw materials and supplies (1)	$26,418	$26,876
Work in process (1)	16,909	24,333
Finished goods (1)	60,770	57,166
	104,097	108,375
Inventory reserves	(20,305)	(21,080)
	$83,792	$87,295
Property, plant and equipment, net:
Buildings and building improvements	$34,150	$34,472
Leasehold improvements	14,759	19,963
Data processing equipment and software (1)	33,622	32,975
Machinery, equipment, furniture and fixtures	59,858	54,730
	142,389	142,140
Accumulated depreciation (1)	(92,754)	(91,798)
	$49,635	$50,342
Accrued expenses and other current liabilities:
Wages and benefits	$18,044	$24,248
Accrued customer obligations (2)	12,495	13,077
Commissions and professional fees	9,918	10,908
Deferred rent	2,868	2,920
Severance (3)	1,150	1,296
Other	11,390	11,505
	$55,865	$63,954

(1)
Certain balances as at October 1, 2016 relating to Inventories and Property, plant and equipment have been reclassified for comparative purposes. These reclassifications have no impact to the Consolidated Condensed Balance Sheet as at October 1, 2016.

(2)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(3)
Includes the restructuring plan discussed in Note 2, severance payable in connection with the October 2015 retirement of the Company's CEO of $0.6 million (as of October 1, 2016: $0.8 million), and other severance payments.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2016 and concluded that no impairment charge was required. During the three months ended December 31, 2016, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred.
The following table summarizes the Company's recorded goodwill as of December 31, 2016 and October 1, 2016:

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	As of
(in thousands)	December 31, 2016	October 1, 2016
Goodwill	$81,272	$81,272
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of December 31, 2016 and October 1, 2016:

	As of		Average estimated
(dollar amounts in thousands)	December 31, 2016	October 1, 2016	useful lives (in years)
Developed technology	$74,080	$74,080	7.0 to 15.0
Accumulated amortization	(38,652)	(37,969)
Net developed technology	$35,428	$36,111

Customer relationships	$36,968	$36,968	5.0 to 6.0
Accumulated amortization	(25,191)	(24,455)
Net customer relationships	$11,777	$12,513

Trade and brand names	$7,515	$7,515	7.0 to 8.0
Accumulated amortization	(5,433)	(5,329)
Net trade and brand name	$2,082	$2,186

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$49,287	$50,810
The following table reflects estimated annual amortization expense related to intangible assets as of December 31, 2016:

As of
(in thousands)	December 31, 2016
Remaining fiscal 2017	$4,565
Fiscal 2018	6,086
Fiscal 2019	6,086
Fiscal 2020	6,086
Fiscal 2021 and onwards	26,464
Total amortization expense	$49,287

NOTE 5: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash and cash equivalents consisted of the following as of December 31, 2016:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$173,540	$—	$—	$173,540
Cash equivalents:
Money market funds	100,725	—	—	100,725
Time deposits	258,161	—	—	258,161
Commercial paper	45,000	—	—	45,000
Total cash and cash equivalents	$577,426	$—	$—	$577,426
Cash and cash equivalents consisted of the following as of October 1, 2016:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$118,335	$—	$—	$118,335
Cash equivalents:
Money market funds	152,961	—	—	152,961
Time deposits	257,611	—	—	257,611
Commercial paper	19,000	—	—	19,000
Total cash and cash equivalents	$547,907	$—	$—	$547,907

NOTE 6: FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended December 31, 2016.
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
The foreign currency exposure of our operating expenses is generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge accounting designation to hedge exposures to the variability in the U.S.-dollar equivalent of forecasted non-U.S.-dollar-denominated operating expenses. These instruments generally mature within 12 months. For these derivatives, we report the after-

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the consolidated condensed statements of operations as the impact of the hedged transaction.
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of December 31, 2016 and October 1, 2016 was as follows:

	As of
(in thousands)	December 31, 2016		October 1, 2016
	Notional Amount	Fair Value Liability Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(1)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (2)	$25,276	1,525	28,997	462
Total derivatives	$25,276	1,525	$28,997	$462

(1)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(2)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three months ended December 31, 2016 and January 2, 2016 are as follows:

(in thousands)	Three months ended
	December 31, 2016	January 2, 2016
Foreign exchange forward contract in cash flow hedging relationships:
Net loss recognized in OCI, net of tax(1)	$(1,592)	$(187)
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(529)	$(89)
Net gain recognized in income(3)	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as Property, Plant and Equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of December 31, 2016, the financing obligation related to the Building is $15.6 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of December 31, 2016, the outstanding amount is $3.4 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of December 31, 2016, there was no outstanding amount under the 2016 Credit Facility.

NOTE 9: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Income Plan
The Company has 401(k) retirement income plans (the “Plans”) for eligible U.S. employees. The Plans allow for employee contributions and matching Company contributions from 4% to 8% based upon terms and conditions of the 401(k) Plans in which they participate.
The following table reflects the Company’s contributions to the Plans during the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(in thousands)	December 31, 2016	January 2, 2016
Cash	$413	$393
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 31, 2016, there were no stock repurchases under the Program. Stock repurchases are recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive income reflected on the Consolidated Condensed Balance Sheets as of December 31, 2016 and October 1, 2016:

	As of
(in thousands)	December 31, 2016	October 1, 2016
(Loss) / Gain from foreign currency translation adjustments	$(4,119)	$462
Unrecognized actuarial loss Switzerland pension plan, net of tax	(2,599)	(2,726)
Unrealized loss on hedging	(1,525)	(462)
Accumulated other comprehensive loss	$(8,243)	$(2,726)

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Equity-Based Compensation
As of December 31, 2016, the Company had seven equity-based employee compensation plans (the “Employee Plans”) and three director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). Under these Equity Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of December 31, 2016, the Company’s one active plan, the 2009 Equity Plan, had 2.0 million shares of common stock available for grant to its employees and directors.

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

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three months ended December 31, 2016 and January 2, 2016 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(shares in thousands)	December 31, 2016	January 2, 2016
Market-based restricted stock	373	166
Time-based restricted stock	696	571
Common stock	14	—
Equity-based compensation in shares	1,083	737
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Condensed Statements of Operations during the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(in thousands)	December 31, 2016	January 2, 2016
Cost of sales	$141	$128
Selling, general and administrative (1)	2,734	(770)
Research and development	727	704
Total equity-based compensation expense	$3,602	$62

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

(1) The selling, general and administrative expense for the three months ended January 2, 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
The following table reflects equity-based compensation expense, by type of award, for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(in thousands)	December 31, 2016	January 2, 2016
Market-based restricted stock	$933	$(1,381)
Time-based restricted stock	2,489	1,486
Performance-based restricted stock	—	(43)
Common stock	180	—
Total equity-based compensation expense (1)	$3,602	$62
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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(in thousands, except per share data)	December 31, 2016		January 2, 2016
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income / (loss)	$15,583	$15,583	$(91)	$(91)
DENOMINATOR:
Weighted average shares outstanding - Basic	70,854	70,854	70,738	70,738
Stock options		25		—
Time-based restricted stock		317		—
Market-based restricted stock		567		—
Weighted average shares outstanding - Diluted		71,763		70,738
EPS:
Net income per share - Basic	$0.22	$0.22	$—	$—
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.22		$—

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 11: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(dollar amounts in thousands)	December 31, 2016	January 2, 2016
Income (loss) from operations before income taxes	$18,191	$(1,356)
Income tax expense / (benefit)	2,608	(1,265)
Net income	$15,583	$(91)

Effective tax rate	14.3%	(93.3)%
For the three months ended December 31, 2016, the effective income tax rate differed from the federal statutory tax rate primarily due to tax benefits from profits in foreign operations subject to a lower statutory tax rate than the federal rate, tax benefits from domestic research expenditures, and the impact of tax holidays, partially offset by an increase for deferred taxes on unremitted earnings, foreign withholding taxes, and an increase in valuation allowance against certain foreign deferred tax assets.
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
The effective tax rate for the three months ended December 31, 2016 of 14.3% reflects a year-to-date tax expense of $2.6 million on a year-to-date income of $18.2 million. The effective tax rate for the three months ended January 2, 2016 of (93.3)% reflects a year-to-date tax benefit of $(1.3) million on a year-to-date loss of $(1.4) million. The tax expense for the three months ended December 31, 2016 of $2.6 million differed from the tax benefit for the three months ended January 2, 2016 of $(1.3) million was primarily due to higher year-to-date worldwide profit, and a one-time tax benefit from changes in law in fiscal 2016.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects operating information by segment for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(in thousands)	December 31, 2016	January 2, 2016
Net revenue:
Equipment	$132,979	$92,974
Expendable Tools	16,660	15,560
Net revenue	149,639	108,534
Income from operations:
Equipment	12,674	(6,426)
Expendable Tools	4,607	4,721
Income from operations	$17,281	$(1,705)
The following table reflects assets by segment as of December 31, 2016 and October 1, 2016:

	As of
(in thousands)	December 31, 2016	October 1, 2016
Segment assets:
Equipment	$912,389	$901,316
Expendable Tools	80,371	81,128
Total assets	$992,760	$982,444
The following tables reflect capital expenditures for the three months ended December 31, 2016 and January 2, 2016, and depreciation expense for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(in thousands)	December 31, 2016	January 2, 2016
Capital expenditures:
Equipment	$1,604	$1,071
Expendable Tools	625	323
Capital expenditures	$2,229	$1,394

	Three months ended
(in thousands)	December 31, 2016	January 2, 2016
Depreciation expense:
Equipment	$1,890	$1,806
Expendable Tools	531	579
Depreciation expense	$2,421	$2,385

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects the reserve for warranty activity for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(in thousands)	December 31, 2016	January 2, 2016
Reserve for warranty, beginning of period	$4,138	$1,856
Provision for warranty	607	386
Warranty costs paid	(643)	(625)
Reserve for warranty, end of period	$4,102	$1,617
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of December 31, 2016:

		Payments due by fiscal year
(in thousands)	Total	2017	2018	2019	2020	thereafter
Inventory purchase obligation (1)	$156,971	$156,971	$—	$—	$—	$—
Operating lease obligations (2)	26,102	3,791	3,949	3,287	3,175	11,900
Total	$183,073	$160,762	$3,949	$3,287	$3,175	$11,900

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to Property, Plant and Equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of December 31, 2016, we recorded a financing obligation related to the Building of $15.6 million (see Note 8 above). The financing obligation is not reflected in the table above.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
	December 31, 2016	January 2, 2016
Samsung	10.2%	*
Haoseng Industrial Company Limited (1)	*	16.5%
(1) Distributor of the Company's products.
* Represented less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of December 31, 2016 and January 2, 2016:

	As of
	December 31, 2016	January 2, 2016
Haoseng Industrial Company Limited (1)	13.3%	21.7%
Super Power International Ltd (1)	12.5%	*
Xinye Electronics. Co (1)	10.8%	*
(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 14: SUBSEQUENT EVENTS
On January 11, 2017, the Company entered into an Agreement for the Purchase and Sale of Real Property (the “Agreement”) with ARC KSFTWPA001, LLC, a Delaware limited liability company ("Seller"). Pursuant to the terms of the Agreement, the Company agreed to purchase certain real property located at 1005 Virginia Drive, Fort Washington, Pennsylvania 19034 (the “Property”), which the Company is currently leasing from Seller. The purchase price for the Property is $13.0 million. The Company expects the closing under the Agreement to occur in February 2017, subject to customary closing conditions, including the termination of the existing lease and the satisfactory completion of the Company’s due diligence on the title and condition of the Property.
On January 11, 2017, the Company entered into foreign exchange forward contracts with notional amount of $15.3 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In addition to historical information, this filing contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such forward-looking statements include, but are not limited to, our future revenue, sustained, increasing, continuing or strengthening, or decreasing or weakening, demand for our products, the continuing transition from gold to copper wire bonding and other new products, replacement demand, our research and development efforts, our ability to identify and realize new growth opportunities, our ability to control costs and our operational flexibility as a result of (among other factors):

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
Forward-looking statements are based on current expectations and involve risks and uncertainties. Our future results could differ significantly from those expressed or implied by our forward-looking statements. These risks and uncertainties include, without limitation, those described below and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 (the “Annual Report”) and our other reports and registration statements filed from time to time with the Securities and Exchange Commission. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes included in this report, as well as our audited financial statements included in the Annual Report.
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
OVERVIEW
Kulicke and Soffa Industries, Inc. ("We", the "Company" or "K&S") designs, manufactures and sells capital equipment and expendable tools used to assemble semiconductor devices, including integrated circuits (“ICs”), high and low powered discrete devices, light-emitting diodes (“LEDs”), and power modules. We also service, maintain, repair and upgrade our equipment. Our customers primarily consist of semiconductor device manufacturers, integrated device manufacturers ("IDMs"), outsourced semiconductor assembly and test providers (“OSATs”), other electronics manufacturers and automotive electronics suppliers.
We operate two main business segments, Equipment and Expendable Tools. Our goal is to be the technology leader and the most competitive supplier in terms of cost and performance in each of our major product lines. Accordingly, we invest in research and engineering projects intended to enhance our position as a leader in the semiconductor assembly technology. We also remain focused on our cost structure through continuous improvement and optimization of operations. Cost reduction efforts are an important part of our normal ongoing operations and are intended to generate savings without compromising overall product quality and service levels.
Business Environment
The semiconductor business environment is highly volatile and is driven by internal dynamics, both cyclical and seasonal, in addition to macroeconomic forces. Over the long term, semiconductor consumption has historically grown, and is forecast to continue to grow. This growth is driven, in part, by regular advances in device performance and by price declines that result from improvements in manufacturing technology. In order to exploit these trends, semiconductor manufacturers, both IDMs and OSATs, periodically invest aggressively in latest generation capital equipment. This buying pattern often leads to periods of excess supply and reduced capital spending—the so-called semiconductor cycle. Within this broad semiconductor cycle there are also, generally weaker, seasonal effects that are specifically tied to annual, end-consumer purchasing patterns. Typically, semiconductor manufacturers prepare for heightened demand by adding or replacing equipment capacity by the end of the September quarter. Occasionally, this results in subsequent reductions in the December quarter. This annual seasonality can be overshadowed by effects of the broader semiconductor cycle. Macroeconomic factors also affect the industry, primarily through their effect on business and consumer demand for electronic devices, as well as other products that have significant electronic content such as automobiles, white goods, and telecommunication equipment.
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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of December 31, 2016, our total cash and cash equivalents were $577.4 million, a $29.5 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three months ended December 31, 2016, there were no stock repurchases under the Program. As of December 31, 2016, our remaining stock repurchase authorization under the Program was approximately $7.0 million.
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
Our leadership also has allowed us to maintain a competitive position in the latest generations of gold and copper ball bonders, which enables our customers to handle the leading technologies in terms of bond pad pitch, silicon with the latest node and complex wire bonding requirement. We continue to see demand for our large bondable area ("LA" and “ELA”) configured machines. Both LA and ELA option are now available on all of our Power Series (“PS”) models and allow our customers to gain added efficiencies and to reduce the cost of packaging.
We optimize our bonder platforms to deliver variants of our products to serve emerging high-growth markets. For example, we have developed extensions of our main ball bonding platforms (IConnPS MEM PLUS) to address opportunities in memory assembly, in particular for NAND Flash storage.
Our leading technology for wedge bonder equipment uses ribbon or heavy wire for different applications such as power electronics, automotive and semiconductor applications. The advanced interconnect capabilities of PowerFusionPS improve the processing of high-density power packages, due to an expanded bondable area, wider leadframe capability, indexing accuracy and teach mode. In all cases, we are making a concerted effort to develop commonality of subsystems and design practices, in order to improve performance and design efficiencies. We believe this will benefit us as it increases synergies between the various engineering product groups. Furthermore, we continually research adjacent market segments where our technologies could be used. Many of these initiatives are in the early stages of development and some have yielded results.
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
We have also broadened our advanced packaging solutions for mass reflow to include flip chip, wafer level packaging ("WLP"), fan-out wafer level packaging ("FOWLP"), advanced package-on-package, embedded die, and System-in-Package ("SiP"). These solutions enable us to diversify our business while further expanding market reach into the automotive, LED lighting, medical and industrial segments with electronic assembly solutions.
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

Products and Services
The Company operates two segments: Equipment and Expendable Tools. The following tables reflect net revenue by business segment for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
	December 31, 2016		January 2, 2016
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$132,979	88.9%	$92,974	85.7%
Expendable Tools	16,660	11.1%	15,560	14.3%
	$149,639	100.0%	$108,534	100.0%

Equipment Segment
In our Equipment segment, we manufacture and sell a line of ball bonders, wedge bonders, advanced packaging and electronic assembly solutions that are sold to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.

Our principal Equipment segment products include:

Business Line	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS series (2) (3) (4)	Advanced and ultra fine pitch applications

	IConnPS ProCu PLUS series (2) (3) (4)	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS MEM PLUS series (2) (3) (4)	Memory applications

	ConnXPS PLUS series (2) (3) (4)	Bonder for low-to-medium pin count applications

	ConnXPS LED PLUS	LED applications

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	AsterionTM	Power hybrid and automotive modules with extended area using heavy and thin aluminum

	AsterionTM EV	Extended area for battery bonding and dual lane hybrid module bonding

Advanced Packaging	AT Premier PLUS	Advanced wafer level bonding application

	APAMA C2S	Thermo-compression for chip-to-substrate, chip-to-chip and high accuracy flip chip ("HA FC") bonding applications

	APAMA C2W	Thermo-compression for chip-to-wafer, HA FC and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

	Hybrid Series	Advanced packages assembly applications requiring high throughput such as flip chip, WLP, FOWLP, embedded die, SiP, package-on-package ("POP"), and modules

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

•
The AsterionTM and AsterionTM EV:  latest generation hybrid wedge bonder designed for larger area, higher speed and accuracy wedge bonders for power modules, automotive packages, battery applications and other aluminum wedge interconnect applications.

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

Advanced Packaging
Our AT Premier PLUS utilize a modified wire bonding process to mechanically place bumps on devices, while still in a wafer format for variants of the flip chip assembly process. Typical applications include CMOS image sensors, SAW filters, MEMS and high brightness LEDs. These applications are commonly used in most, if not all, smartphones available today in the market.
Our APAMA (Advanced Packaging with Adaptive Machine Analytics) C2S (chip-to-substrate) bonder is designed for high accuracy and high throughput flip chip, thermo-compression bonding ("TCB") applications. It delivers die-stacking solutions for 2.5D and 3D or through silicon via ("TSV") ICs.
Our APAMA Chip-to-Wafer (“C2W”) bonder enables APAMA's high throughput architecture to be applied to 2.5D and 3D packages using silicon or glass interposers. The C2W dual head system also provides an adaptable manufacturing platform addressing applications that require highly accurate die placement such as High Density FOWLP. The C2W platform, combined with the capacity of the C2S platform, enables the APAMA TCB systems to support assembly for the full range of stacked TSV products.
Our Hybrid series broadens our advanced packaging product offering with solutions for flip chip, WLP, FOWLP, POP, embedded die, SiP and modules markets.
Electronic Assembly
Our iX and iFlex series machines enable us to diversify our business with SMT placement technologies, thereby expanding market reach into the automotive, LED lighting, medical and industrial segments with Electronic Assembly solutions.
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

•	Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die or to cut packaged semiconductor units into individual units.

•	Bonding wedges: expendable tools used in heavy wire wedge bonders. Wedge tools are used for both wire and ribbon applications.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(dollar amounts in thousands)	December 31, 2016	January 2, 2016	$ Change	% Change
Net revenue	$149,639	$108,534	$41,105	37.9%
Cost of sales	81,321	58,113	23,208	39.9%
Gross profit	68,318	50,421	17,897	35.5%
Selling, general and administrative	29,532	27,932	1,600	5.7%
Research and development	21,505	24,194	(2,689)	(11.1)%
Operating expenses	51,037	52,126	(1,089)	(2.1)%
Income from operations	$17,281	$(1,705)	$18,986	1,113.5%
Our net revenues for the three months ended December 31, 2016 increased as compared to our net revenues for the three months ended January 2, 2016. The increase in net revenue was primarily due to higher volume as a result of higher demand from our customers, particularly in our equipment segment. The higher demand was primarily driven by our memory, LED, power semiconductor discrete packages and hybrid packages customers. The higher demand is primarily due to growing market demand in consumer, enterprise, automotive and industrial applications.
The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 92.9% and 88.4% of our net revenue for the three months ended December 31, 2016 and January 2, 2016, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 41.4% and 39.5% of our net revenue for the three months ended December 31, 2016 and January 2, 2016 was for shipments to customers located in China.
The following tables reflect net revenue by business segment for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(dollar amounts in thousands)	December 31, 2016	January 2, 2016	$ Change	% Change
Equipment	$132,979	$92,974	$40,005	43.0%
Expendable Tools	16,660	15,560	1,100	7.1%
Total net revenue	$149,639	$108,534	$41,105	37.9%
Equipment
The following table reflects the components of Equipment net revenue change between the three months ended December 31, 2016 and January 2, 2016:

	December 31, 2016 vs. January 2, 2016
	Three months ended
(in thousands)	Price	Volume	$ Change
Equipment	$(794)	$40,799	$40,005
For the three months ended December 31, 2016,the higher Equipment net revenue as compared to prior year period was primarily due to the higher volume driven by the higher demand from our memory, LED, power semiconductor discrete packages and hybrid packages customers. The higher demand is primarily due to growing market demand in consumer, enterprise, automotive and industrial applications.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three months ended December 31, 2016 and January 2, 2016:

	December 31, 2016 vs. January 2, 2016
	Three months ended
(in thousands)	Price	Volume	$ Change
Expendable Tools	$(1,502)	$2,602	$1,100
For the three months ended December 31, 2016, the higher Expendable Tools net revenue as compared to the prior year period was primarily due to higher volume and offset by price reductions.
Gross Profit
The following tables reflect gross profit by business segment for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(dollar amounts in thousands)	December 31, 2016	January 2, 2016	$ Change	% Change
Equipment	$59,136	$41,393	$17,743	42.9%
Expendable Tools	9,182	9,028	154	1.7%
Total gross profit	$68,318	$50,421	$17,897	35.5%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended		Basis Point
	December 31, 2016	January 2, 2016	Change
Equipment	44.5%	44.5%	—
Expendable Tools	55.1%	58.0%	(290)
Total gross margin	45.7%	46.5%	(80)
Equipment
The following table reflects the components of Equipment gross profit change between the three months ended December 31, 2016 and January 2, 2016:

	December 31, 2016 vs. January 2, 2016
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Equipment	$(794)	$1,865	$16,672	$17,743
For the three months ended December 31, 2016, the higher Equipment gross profit as compared to the prior year period was primarily due to the higher volume of sales and lower cost of production. The higher volume was driven by the higher demand from our memory, LED, power semiconductor discrete packages and hybrid packages customers. The higher demand is primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The lower cost was primarily due to better absorption from higher manufacturing volume.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three months ended December 31, 2016 and January 2, 2016:

	December 31, 2016 vs. January 2, 2016
	Three months ended
(in thousands)	Price	Cost	Volume	$ Change
Expendable Tools	$(1,502)	$47	$1,609	$154
For the three months ended December 31, 2016, the higher Expendable Tools gross profit as compared to the prior year period was primarily due to higher volume of sales and lower cost of production. This was partially offset by the price reduction in the expendable tools business.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three months ended December 31, 2016 and January 2, 2016

	Three months ended		Basis point
	December 31, 2016	January 2, 2016	change
Selling, general & administrative	19.7%	25.7%	(600)
Research & development	14.4%	22.3%	(790)
Total	34.1%	48.0%	(1,390)
Selling, General and Administrative (“SG&A”)
For the three months ended December 31, 2016, higher SG&A as compared to prior year period was primarily due to a $3.1 million higher accrual in incentive compensation as a result of better current fiscal quarter performance and a $1.1 million increase in executive staff costs. These were partially offset by $1.8 million net favorable variance in foreign exchange due to strengthening of the US dollar against foreign currencies and $0.8 million of insurance claims.
Research and Development (“R&D”)
For the three months ended December 31, 2016, lower R&D expenses as compared to prior year period was primarily due to lower investment in the development of Advanced Packaging products.
Income from Operations
For the three months ended December 31, 2016, total income from operations was higher by $19.0 million as compared to the three months ended January 2, 2016. This was primarily due to increased revenues and lower operating costs as explained above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(dollar amounts in thousands)	December 31, 2016	January 2, 2016	$ Change	% Change
Interest income	$1,172	$622	$550	88.4%
Interest expense	$(262)	$(273)	$11	(4.0)%
For the three months ended December 31, 2016, interest income was higher as compared to the three months ended January 2, 2016. This was primarily due to higher prevailing interest rates and a larger cash and cash equivalents balance.
Interest expense for the three months ended December 31, 2016 and January 2, 2016 was attributable to the interest on financing obligation relating to the new building, which was incurred subsequent to the completion of the new building in December 2013 (Refer to Note 8 of Item 1).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(dollar amounts in thousands)	December 31, 2016	January 2, 2016
Income from operations before income taxes	$18,191	$(1,356)
Income tax expense / (benefit)	2,608	(1,265)
Net income	$15,583	$(91)
Effective tax rate	14.3%	(93.3)%
Please refer to Note 11 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three months ended December 31, 2016 and January 2, 2016.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents and investments as of December 31, 2016 and October 1, 2016:

	As of
(dollar amounts in thousands)	December 31, 2016	October 1, 2016	Change
Cash and cash equivalents	$577,426	$547,907	$29,519
Percentage of total assets	58.2%	55.8%
The following table reflects summary Consolidated Condensed Statement of Cash Flow information for the three months ended December 31, 2016 and January 2, 2016:

	Three months ended
(in thousands)	December 31, 2016	January 2, 2016
Net cash provided by operating activities	$30,049	$7,694
Net cash used in investing activities	(2,659)	(1,612)
Net cash provided by / (used in) financing activities	142	(12,425)
Effect of exchange rate changes on cash and cash equivalents	1,987	664
Changes in cash and cash equivalents	$29,519	$(5,679)
Cash and cash equivalents, beginning of period	547,907	498,614
Cash and cash equivalents, end of period	$577,426	$492,935
Three months ended December 31, 2016
Net cash provided by operating activities was primarily due to net income of $15.6 million and non-cash adjustments of $2.4 million and working capital changes of $12.1 million. The change in working capital was primarily driven by a decrease in accounts and notes receivable of $12.5 million, a decrease in inventories of $2.3 million, a decrease in prepaid expenses and other current assets of $1.1 million. This was partially offset by corresponding decrease in accounts payable, accrued expenses and other current liabilities of $3.2 million and net other liabilities of $0.8 million.
The decrease in accounts receivables and inventories was mainly due to improved working capital management where days sales outstanding and days inventory outstanding in the first quarter of fiscal 2017 were lower as compared to the fourth quarter of fiscal 2016 due to higher collection and lower inventory on hand in current quarter respectively. The lower accounts payable, accrued expenses and other current liabilities was due to lower accruals and partially offset by higher days payable outstanding.
Net cash used in investing activities was primarily due to capital expenditures of $2.7 million.
Three months ended January 2, 2016
Net cash provided by operating activities was primarily due to working capital changes of $6.2 million and non-cash adjustments of $1.6 million. The change in working capital was primarily driven by a decrease in inventories of $8.1 million and offset by a decrease in income tax payables of $1.1 million and a net decrease from other working capital changes of $0.8 million.
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

Fiscal 2017 Liquidity and Capital Resource Outlook
We expect our fiscal 2017 capital expenditures to be approximately $29.0 million. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of December 31, 2016 and October 1, 2016, approximately $512.4 million and $479.7 million of cash, cash equivalents and short-term investments were held by the Company's foreign subsidiaries, respectively. The cash amounts not available for use in the U.S. without incurring additional U.S. income tax as of December 31, 2016 and October 1, 2016, were approximately $454.5 million and $428.4 million, respectively.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities. In addition, the Company has entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million and matures in March 2017. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes and provide additional liquidity for any U.S. needs. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures and the share repurchase program as approved by the Board of Directors. We currently do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Should the Company’s U.S. cash needs exceed its funds generated by U.S. operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could borrow under the 2016 Credit Facility, seek other U.S. borrowing alternatives, repatriate funds held by foreign subsidiaries that have already been subject to U.S. taxation without incurring additional income tax expense (i.e. earnings previously subject to U.S. income tax or U.S. deferred taxes already accrued on those respective earnings), or a combination thereof.
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
During the three months ended December 31, 2016, there were no stock repurchases. As of December 31, 2016, our remaining stock repurchase authorization under the repurchase program was approximately $7.0 million.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of December 31, 2016 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The following table reflects obligations and contingent payments under various arrangements as of December 31, 2016:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$3,246	$—	$—	$—	$3,246
Severance (1)	2,757	—	715	—	2,042
Operating lease retirement obligations (2)	1,689	66	382	—	1,241
Long-term income taxes payable	4,725	—	—	—	4,725
Total Obligations and Contingent Payments reflected on the Consolidated Condensed Financial Statements	$12,417	$66	$1,097	$—	$11,254
Contractual Obligations:
Inventory purchase obligations (3)	$156,971	$156,971	$—	$—	$—
Operating lease obligations (4)	26,102	4,939	6,885	5,737	8,541
Total Obligations and Contingent Payments not reflected on the Consolidated Condensed Financial Statements	$183,073	$161,910	$6,885	$5,737	$8,541

(1)	In accordance with regulations in some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.

(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of December 31, 2016, we recorded a financing obligation of $15.6 million. The financing obligation is not reflected in the table above.
Off-Balance Sheet Arrangements
Credit facilities
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee for operational purposes. As of December 31, 2016, the outstanding amount is $3.4 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with a term of one year. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of December 31, 2016, there was no outstanding amount under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.
As of December 31, 2016, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our available-for-sale securities, if applicable, may consist of short-term investments in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. We continually monitor our exposure to changes in interest rates and credit ratings of issuers with respect to any available-for-sale securities and target an average life to maturity of less than 18 months. Accordingly, we believe that the effects on us of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations. As of December 31, 2016, we had no available-for-sale investments.
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
Based on our foreign currency exposure as of December 31, 2016, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months. We have foreign exchange forward contracts with a notional amount of $25.3 million outstanding as of December 31, 2016. On January 11, 2017, the Company entered into foreign exchange forward contracts with notional amount of $15.3 million.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended December 31, 2016 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2016 Annual Report on Form 10-K.
Item 6. -    EXHIBITS

Exhibit No.	Description

10.1	Offer Letter between the Company and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.2	Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC.

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: February 3, 2017	By:	/s/ JONATHAN CHOU
Jonathan Chou
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter between the Company and Fusen Chen dated October 3, 2016, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 3, 2016.*

10.2	Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC.

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.