Form 10-Q
period 2017-04-01
KULICKE & SOFFA INDUSTRIES INC
filed 2017-05-04
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)
Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

As of May 2, 2017, there were 70,986,049 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

April 1, 2017

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	April 1, 2017	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$435,203	$423,907
Short-term investments	139,000	124,000
Accounts and other receivable, net of allowance for doubtful accounts of $25 and $506 respectively	169,748	130,455
Inventories, net	98,685	87,295
Prepaid expenses and other current assets	16,672	15,285
Total current assets	859,308	780,942

Property, plant and equipment, net	65,725	50,342
Goodwill	81,272	81,272
Intangible assets	47,766	50,810
Deferred income taxes	16,681	16,822
Equity investments	1,312	—
Other assets	2,010	2,256
TOTAL ASSETS	$1,074,074	$982,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,570	$41,813
Accrued expenses and other current liabilities	66,850	63,954
Income taxes payable	9,006	12,830
Total current liabilities	156,426	118,597

Financing obligation	15,965	16,701
Deferred income taxes	32,936	27,697
Other liabilities	14,102	12,931
TOTAL LIABILITIES	$219,429	$175,926

Commitments and contingent liabilities (Note 14)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 83,785 and 83,231, respectively; outstanding 70,974 and 70,420 shares, respectively	505,003	498,676
Treasury stock, at cost, 12,811 and 12,811 shares, respectively	(139,407)	(139,407)
Retained earnings	494,599	449,975
Accumulated other comprehensive loss	(5,550)	(2,726)
TOTAL SHAREHOLDERS' EQUITY	$854,645	$806,518

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,074,074	$982,444

The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Six months ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net revenue	$199,613	$156,400	$349,252	$264,934
Cost of sales	109,322	86,753	190,643	144,866
Gross profit	90,291	69,647	158,609	120,068
Selling, general and administrative	32,666	35,499	62,198	63,431
Research and development	25,020	22,439	46,525	46,633
Operating expenses	57,686	57,938	108,723	110,064
Income from operations	32,605	11,709	49,886	10,004
Interest income	1,579	701	2,751	1,323
Interest expense	(261)	(276)	(523)	(549)
Income before income taxes	33,923	12,134	52,114	10,778
Income tax expense	4,882	7,045	7,490	5,780
Net income	$29,041	$5,089	$44,624	$4,998

Net income per share:
Basic	$0.41	$0.07	$0.63	$0.07
Diluted	$0.40	$0.07	$0.62	$0.07

Weighted average shares outstanding:
Basic	70,964	70,389	70,909	70,563
Diluted	72,270	70,634	72,039	70,801

The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Six months ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income	$29,041	$5,089	$44,624	$4,998
Other comprehensive income:
Foreign currency translation adjustment	1,138	2,670	(3,443)	1,540
Unrecognized actuarial (loss)/gain, Switzerland pension plan, net of tax	(42)	(42)	85	(14)
	1,096	2,628	(3,358)	1,526

Derivatives designated as hedging instruments:
Unrealized gain/(loss) on derivative instruments, net of tax	1,120	54	(472)	(133)
Reclassification adjustment for loss on derivative instruments recognized, net of tax	477	44	1,006	133
Net decrease from derivatives designated as hedging instruments, net of tax	1,597	98	534	—

Total other comprehensive income/(loss)	2,693	2,726	(2,824)	1,526

Comprehensive income	$31,734	$7,815	$41,800	$6,524
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six months ended
	April 1, 2017	April 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,624	$4,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,775	8,202
Equity-based compensation and employee benefits	6,680	2,035
Reversal of excess tax benefits / (Excess tax benefits) from stock-based compensation	742	(540)
Adjustment for doubtful accounts	(191)	(255)
Adjustment for inventory valuation	3,445	3,366
Deferred income taxes	4,638	(4,071)
Gain on disposal of property, plant and equipment	(1,050)	(57)
Unrealized foreign currency translation	(4,789)	1,294
Changes in operating assets and liabilities, net of assets and liabilities assumed in business combinations:
Accounts and other receivable	(39,094)	(52,431)
Inventory	(17,556)	(4,834)
Prepaid expenses and other current assets	(1,141)	418
Accounts payable, accrued expenses and other current liabilities	41,007	33,358
Income taxes payable	(3,821)	7,858
Other, net	1,709	(320)
Net cash provided by / (used in) operating activities	42,978	(979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,439)	(2,845)
Proceeds from sales of property, plant and equipment	1,352	1,053
Purchase of equity investments	(1,312)	—
Purchase of short-term investments	(139,000)	—
Maturity of short-term investments	124,000	—
Net cash used in investing activities	(32,399)	(1,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(290)	(259)
Proceeds from exercise of common stock options	389	177
Repurchase of common stock	—	(14,551)
(Reversal of excess tax benefits) / Excess tax benefits from stock-based compensation	(742)	540
Net cash used in financing activities	(643)	(14,093)
Effect of exchange rate changes on cash and cash equivalents	1,360	243
Changes in cash and cash equivalents	11,296	(16,621)
Cash and cash equivalents at beginning of period	423,907	498,614
Cash and cash equivalents at end of period	$435,203	$481,993

CASH PAID FOR:
Interest	$523	$549
Income taxes	$5,454	$2,580
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of April 1, 2017 and October 1, 2016 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage the fluctuation in foreign exchange rates and accordingly is not speculative in nature. The Company’s international operations are exposed to changes in foreign exchange rates as described above. The Company has established a program to monitor the forecasted transaction currency risk to protect against foreign exchange rate volatility. Generally, the Company uses foreign exchange forward contracts in these hedging programs. These instruments, which have maturities of up to six months, are recorded at fair value and are included in prepaid expenses and other current assets, or accrued expenses and other current liabilities.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of April 1, 2017 and October 1, 2016, fair value approximated the cost basis for cash equivalents.
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
Equity Investments
The Company applies the equity method of accounting to investments that provide it with ability to exercise influence over the entities in which it lacks controlling financial interest and is not a primary beneficiary. Our proportionate share of the income or loss is recognized on a one-quarter lag and is recorded in gains (losses) on equity investments, net.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost. The cost of additions and those improvements which increase the capacity or lengthen the useful lives of assets are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives as follows: buildings 25 years; machinery, equipment, furniture and fittings 3 to 10 years; and leasehold improvements are based on the shorter of the life of lease or life of asset. Purchased computer software costs related to business and financial systems are amortized over a five-year period on a straight-line basis. Land is not depreciated.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and six months ended April 1, 2017, no "triggering" events occurred.
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
As part of the annual evaluation, the Company performs an impairment test of its goodwill in the fourth quarter of each fiscal year to coincide with the completion of its annual forecasting and refreshing of its business outlook processes. On an ongoing basis, the Company monitors if a “triggering” event has occurred that may have the effect of reducing the fair value of a reporting unit below its respective carrying value. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future. During the three and six months ended April 1, 2017, no triggering events occurred.
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
The Financial Accounting Standards Board ("FASB") has issued Accounting Standard Update ("ASU") 2015-17, Income Taxes (Topic 740), regarding the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 (our fiscal 2018), with early adoption allowed. During the first quarter of fiscal 2016, we elected to prospectively adopt ASU 2015-17, thus reclassifying current deferred taxes to noncurrent on the accompanying Consolidated Condensed Balance Sheet. The prior reporting period was not retrospectively adjusted.
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
Recent Accounting Pronouncements
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU will be effective for us beginning in our first quarter of 2019. Early adoption is permitted beginning in our first quarter of 2018. We do not expect the adoption of the ASU itself to have a material impact on our financial statements. We are currently evaluating the timing of the adoption of this ASU.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new guidance requires the tax effects of intercompany transactions (other than transfers of inventory) to be recognized currently. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017 (our fiscal 2019), including interim periods within those years, with an option to early adopt. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We do not expect the adoption of this ASU itself to have a material impact on our financial statements. However, the ultimate impact of adopting this ASU will depend on the balance of intellectual property transferred between its subsidiaries as of the adoption date. We are currently evaluating the timing of the adoption of this ASU.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective for us beginning in our first quarter of 2018. We are currently evaluating the impact of the adoption of this ASU.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. This ASU will be effective for us beginning in our first quarter of 2020 and early adoption is permitted. The adoption of this ASU will result in an increase to our consolidated balance sheets for these right of use assets and corresponding liabilities. However, the ultimate impact of adopting this ASU will depend on the Company's lease portfolio as of the adoption date. We are currently evaluating the timing and other effects of the adoption of this ASU on our financial statements.
Financial Instruments
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.
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
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance provides a new framework for determining whether business development transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU will be effective for us beginning in our first quarter of 2019. Earlier application is permitted for acquisition or derecognition events that occurred prior to issuance date or effective date of the guidance only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We do not expect the adoption of this ASU itself to have a material impact on our financial statements. We are currently evaluating the timing of the adoption of this ASU.
Intangibles—Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, although it cannot exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning in our first quarter of 2021 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our financial statements.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU will be effective for us beginning in our first quarter of 2019 and early adoption is permitted. We do not expect the adoption of this ASU itself to have a material impact on our financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.
Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”).
The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The new standard is effective for annual reporting periods beginning after December 15, 2017. The new standard permits companies to early adopt the new standard, but not before annual reporting periods beginning after December 15, 2016. The Company will not early adopt the new standard and therefore the new standard will be effective for the Company in the first quarter of its fiscal 2019. We have made progress in our review of the impact of this guidance on revenue related activities, and are monitoring additional changes, modifications, clarifications or interpretations undertaken by the FASB. We do not expect the adoption of this ASU itself to have a material impact on our financial statements. However, the ultimate impact of adopting this ASU will depend on the Company's revenue portfolio as of the adoption date.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 2: RESTRUCTURING
The Company has implemented a restructuring program to streamline its international operations and functions as well as to consolidate its organization structure to achieve our cost-reduction, productivity and efficiency initiatives. The accrued cost as at April 1, 2017 will be paid between fiscal 2017 and fiscal 2018.
The following table is a summary of activity related to the Company’s restructuring and other charges for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended				Six months ended
	April 1, 2017				April 1, 2017
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$—	$—	$—	$—	$37	$—	$(37)	$—
Other exit costs	3,633	—	(1,575)	2,058	6,525	—	(4,467)	2,058
	$3,633	$—	$(1,575)	$2,058	$6,562	$—	$(4,504)	$2,058

	Three months ended				Six months ended
	April 2, 2016				April 2, 2016
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$665	$46	$(545)	$166	$1,538	$661	$(2,033)	$166

(1)	Included within accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets.

(2)	Provision for severance and benefits and other exit costs are included within selling, general and administrative expenses on the Consolidated Condensed Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 3: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of April 1, 2017 and October 1, 2016:

	As of
(in thousands)	April 1, 2017	October 1, 2016

Short term investments, available-for-sale(1)	$139,000	$124,000

Inventories, net:
Raw materials and supplies (2)	$32,261	$26,876
Work in process (2)	36,788	24,333
Finished goods (2)	50,164	57,166
	119,213	108,375
Inventory reserves	(20,528)	(21,080)
	$98,685	$87,295
Property, plant and equipment, net:
Land	$2,182	$—
Buildings and building improvements	50,107	34,472
Leasehold improvements	9,685	19,963
Data processing equipment and software (2)	34,323	32,975
Machinery, equipment, furniture and fixtures	63,124	54,730
	159,421	142,140
Accumulated depreciation (2)	(93,696)	(91,798)
	$65,725	$50,342
Accrued expenses and other current liabilities:
Wages and benefits	$26,427	$24,248
Accrued customer obligations (3)	16,930	13,077
Commissions and professional fees	8,064	10,908
Deferred rent	1,940	2,920
Severance (4)	878	1,296
Other	12,611	11,505
	$66,850	$63,954

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of April 1, 2017, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three and six months ended April 1, 2017 and April 2, 2016.

(2)
Certain balances as at October 1, 2016 relating to Inventories and Property, plant and equipment have been reclassified for comparative purposes. These reclassifications have no impact to the Consolidated Condensed Balance Sheet as at October 1, 2016.

(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(4)
Includes the restructuring plan discussed in Note 2, severance payable in connection with the October 2015 retirement of the Company's CEO of $0.5 million (as of October 1, 2016: $0.8 million), and other severance payments.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Intangible assets classified as goodwill are not amortized. The goodwill established in connection with our acquisitions of Assembléon and Orthodyne represents the estimated future economic benefits arising from the assets we acquired that did not qualify to be identified and recognized individually. The goodwill also includes the value of expected future cash flows of Assembléon and Orthodyne, expected synergies with our other affiliates and other unidentifiable intangible assets. The Company performs an annual impairment test of its goodwill during the fourth quarter of each fiscal year, which coincides with the completion of its annual forecasting and refreshing of business outlook process. The Company performed its annual impairment test in the fourth quarter of fiscal 2016 and concluded that no impairment charge was required. During the six months ended April 1, 2017, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value and concluded that no triggering event had occurred. Our calculation of the estimated fair value of goodwill was based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. We periodically review these assumptions in light of actual and expected performance and as part of a strategic review of these businesses. A strategic review is currently underway and although no conclusions have been reached, if we were to determine that we have not realized the expected value of the goodwill related to the acquisitions, we may be required to write down or write off all such intangible assets or goodwill, which could be a material amount.
The following table summarizes the Company's recorded goodwill as of April 1, 2017 and October 1, 2016:

	As of
(in thousands)	April 1, 2017	October 1, 2016
Goodwill	$81,272	$81,272
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of April 1, 2017 and October 1, 2016:

	As of		Average estimated
(dollar amounts in thousands)	April 1, 2017	October 1, 2016	useful lives (in years)
Technology	$74,080	$74,080	7.0 to 15.0
Accumulated amortization	(39,332)	(37,969)
Net technology	$34,748	$36,111

Customer relationships	$36,968	$36,968	5.0 to 6.0
Accumulated amortization	(25,925)	(24,455)
Net customer relationships	$11,043	$12,513

Trade and brand names	$7,515	$7,515	7.0 to 8.0
Accumulated amortization	(5,540)	(5,329)
Net trade and brand name	$1,975	$2,186

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$47,766	$50,810

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects estimated annual amortization expense related to intangible assets as of April 1, 2017:

As of
(in thousands)	April 1, 2017
Remaining fiscal 2017	$3,044
Fiscal 2018	6,086
Fiscal 2019	6,086
Fiscal 2020	6,086
Fiscal 2021 and onwards	26,464
Total amortization expense	$47,766

NOTE 5: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash, cash equivalents and short-term investments consisted of the following as of April 1, 2017:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$68,652	$—	$—	$68,652
Cash equivalents:
Money market funds	174,848	—	—	174,848
Time deposits	166,703	—	—	166,703
Commercial paper	25,000	—	—	25,000
Total cash and cash equivalents	$435,203	$—	$—	$435,203
Short-term investments:
Time deposits	89,000	—	—	89,000
Deposits (1)	50,000	—	—	50,000
Total short-term investments	139,000	—	—	139,000
Total cash, cash equivalents and short-term investments	$574,203	$—	$—	$574,203

(1)	Represents deposits that require a notice period of three months for withdrawal.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash, cash equivalents and short-term investments consisted of the following as of October 1, 2016:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$118,335	$—	$—	$118,335
Cash equivalents:
Money market funds	152,961	—	—	152,961
Time deposits(1)	133,611	—	—	133,611
Commercial paper	19,000	—	—	19,000
Total cash and cash equivalents	$423,907	$—	$—	$423,907
Short-term investments
Time deposits(1)	124,000	—	—	124,000
Total short-term investments	124,000	—	—	124,000
Total cash, cash equivalents and short-term investments	$547,907	$—	$—	$547,907

(1)	Certain time deposits as at October 1, 2016 have been corrected from cash equivalents to short-term investments for comparative purposes.

NOTE 6: EQUITY INVESTMENTS
Equity investments consisted of the following as of April 1, 2017 and October 1, 2016:

	As of
(in thousands)	April 1, 2017	October 1, 2016
Equity method investment	$1,312	$—

In March 2017, the Company made an investment in one of our strategic suppliers which provides the Company with the ability to exercise influence over the investment vehicle, in which it lacks controlling financial interest and is not a primary beneficiary. Our share of gains and losses in the equity method investment will be recognized on a one-quarter lag from the next quarter ending July 1, 2017. We will reflect these as gains (losses) on equity investments, net, in the accompanying Consolidated Condensed Statements of Operations.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended April 1, 2017.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred. Our equity method investments are recorded at fair value only if an impairment is recognized.
Fair Value of Financial Instruments
Amounts reported as cash equivalents, short-term investments, accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value.

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
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of April 1, 2017 and October 1, 2016 was as follows:

	As of
(in thousands)	April 1, 2017		October 1, 2016
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$32,322	$72	28,997	462
Total derivatives	$32,322	$72	$28,997	$462

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.

(2)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 1, 2017 and April 2, 2016 are as follows:

(in thousands)	Three months ended		Six months ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax(1)	$1,120	$54	$(472)	$(133)
Net loss reclassified from accumulated OCI into income, net of tax(2)	$(477)	$(44)	$(1,006)	$(133)
Net gain recognized in income(3)	$—	$—	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of April 1, 2017, the financing obligation related to the Building is $16.6 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of April 1, 2017, the outstanding amount is $3.2 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial term of one year, and has been extended on the same terms by another year until March 20, 2018. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of April 1, 2017, there was no outstanding amount under the 2016 Credit Facility.

NOTE 10: SHAREHOLDERS’ EQUITY AND EMPLOYEE BENEFIT PLANS
Common Stock and 401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”) for eligible U.S. employees. The Plan allows for employee contributions and matching Company contributions from 4% to 6% based upon terms and conditions of the 401(k) Plan.
The following table reflects the Company’s contributions to the Plans during the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Six months ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Cash	$504	$425	$917	$818
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 1, 2017, there were no stock repurchases under the Program. Stock repurchases are recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive (loss) / income reflected on the Consolidated Condensed Balance Sheets as of April 1, 2017 and October 1, 2016:

	As of
(in thousands)	April 1, 2017	October 1, 2016
(Loss) / Gain from foreign currency translation adjustments	$(2,981)	$462
Unrecognized actuarial loss Switzerland pension plan, net of tax	(2,641)	(2,726)
Unrealized gain / (loss) on hedging	72	(462)
Accumulated other comprehensive loss	$(5,550)	$(2,726)
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). Under these Equity Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of April 1, 2017, 5.1 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance under the 2017 Equity Plan.

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

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and six months ended April 1, 2017 and April 2, 2016 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Six months ended
(shares in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Market-based restricted stock	8	—	381	166
Time-based restricted stock	8	10	704	581
Common stock	11	32	25	32
Equity-based compensation in shares	27	42	1,110	779

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Condensed Statements of Operations during the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Six months ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Cost of sales	$106	$97	$247	$225
Selling, general and administrative (1)	2,450	1,460	5,184	690
Research and development	522	416	1,249	1,120
Total equity-based compensation expense	$3,078	$1,973	$6,680	$2,035
(1) The selling, general and administrative expense for the six months ended April 2, 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
The following table reflects equity-based compensation expense, by type of award, for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Six months ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Market-based restricted stock	$855	$388	$1,788	$(993)
Time-based restricted stock	2,044	1,226	4,533	2,712
Performance-based restricted stock	—	—	—	(43)
Common stock	179	359	359	359
Total equity-based compensation expense (1)	$3,078	$1,973	$6,680	$2,035
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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended
(in thousands, except per share data)	April 1, 2017		April 2, 2016
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$29,041	$29,041	$5,089	$5,089
DENOMINATOR:
Weighted average shares outstanding - Basic	70,964	70,964	70,389	70,389
Stock options		19		27
Time-based restricted stock		612		172
Market-based restricted stock		675		46
Weighted average shares outstanding - Diluted		72,270		70,634
EPS:
Net income per share - Basic	$0.41	$0.41	$0.07	$0.07
Effect of dilutive shares		(0.01)		—
Net income per share - Diluted		$0.40		$0.07

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Six months ended
(in thousands, except per share data)	April 1, 2017		April 2, 2016
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$44,624	$44,624	$4,998	$4,998
DENOMINATOR:
Weighted average shares outstanding - Basic	70,909	70,909	70,563	70,563
Stock options		23		29
Time-based restricted stock		510		172
Market-based restricted stock		597		37
Weighted average shares outstanding - Diluted		72,039		70,801
EPS:
Net income per share - Basic	$0.63	$0.63	$0.07	$0.07
Effect of dilutive shares		(0.01)		—
Net income per share - Diluted		$0.62		$0.07

NOTE 12: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Six months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Income before income taxes	$33,923	$12,134	$52,114	$10,778
Income tax expense	4,882	7,045	7,490	5,780
Net income	$29,041	$5,089	$44,624	$4,998

Effective tax rate	14.4%	58.1%	14.4%	53.6%
For the six months ended April 1, 2017, the effective income tax rate differed from the federal statutory tax rate primarily due to tax benefits from profits in foreign operations subject to a lower statutory tax rate than the federal rate, tax benefits from domestic research expenditures, and the impact of tax holidays, partially offset by an increase for deferred taxes on unremitted earnings, foreign withholding taxes, and an increase in valuation allowance against certain foreign deferred tax assets.
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
The decrease in tax expense for the three months ended April 1, 2017 of $4.9 million from the tax expense for the three months ended April 2, 2016 of $7.0 million was primarily due to a settlement reached with a foreign tax authority giving rise to additional tax liability in fiscal 2016, partially offset by higher quarter-to-date profitability. The increase in tax expense for the six months ended April 1, 2017 of $7.5 million from the tax expense for the six months ended April 2, 2016 of $5.8 million was primarily due to higher year-to-date profitability, partially offset by a change in tax law resulting in a one-time tax benefit and a settlement reached with a foreign tax authority giving rise to additional tax liability in fiscal 2016.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. The Company is under income tax examination by tax authorities in certain foreign jurisdictions.

NOTE 13: SEGMENT INFORMATION
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
The following table reflects operating information by segment for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Six months ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net revenue:
Equipment	$180,979	$141,062	$313,958	$234,036
Expendable Tools	18,634	15,338	35,294	30,898
Net revenue	199,613	156,400	349,252	264,934
Income from operations:
Equipment	28,069	7,716	40,743	1,290
Expendable Tools	4,536	3,993	9,143	8,714
Income from operations	$32,605	$11,709	$49,886	$10,004

The following table reflects assets by segment as of April 1, 2017 and October 1, 2016:

	As of
(in thousands)	April 1, 2017	October 1, 2016
Segment assets:
Equipment	$987,273	$901,316
Expendable Tools	86,801	81,128
Total assets	$1,074,074	$982,444
The following tables reflect capital expenditures for the three and six months ended April 1, 2017 and April 2, 2016, and depreciation expense for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Six months ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Capital expenditures:
Equipment	$13,454	$1,078	$15,058	$2,149
Expendable Tools	2,423	444	3,048	767
Capital expenditures	$15,877	$1,522	$18,106	$2,916

	Three months ended		Six months ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Depreciation expense:
Equipment	$1,782	$1,925	$3,672	$3,731
Expendable Tools	528	561	1,059	1,140
Depreciation expense	$2,310	$2,486	$4,731	$4,871

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 14: COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS
Warranty Expense
The Company's equipment is generally shipped with a one-year warranty against manufacturing defects. The Company establishes reserves for estimated warranty expense when revenue for the related equipment is recognized. The reserve for estimated warranty expense is based upon historical experience and management's estimate of future warranty costs.
The following table reflects the reserve for warranty activity for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Six months ended
(in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Reserve for warranty, beginning of period	$4,102	$1,617	$4,138	$1,856
Provision for warranty	3,020	972	3,627	1,358
Warranty costs paid	(744)	(718)	(1,387)	(1,343)
Reserve for warranty, end of period	$6,378	$1,871	$6,378	$1,871
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of April 1, 2017:

		Payments due by fiscal year
(in thousands)	Total	2017	2018	2019	2020	thereafter
Inventory purchase obligation (1)	$178,187	$178,187	$—	$—	$—	$—
Operating lease obligations (2)	21,164	2,063	3,274	2,530	2,412	10,885
Total	$199,351	$180,250	$3,274	$2,530	$2,412	$10,885

(1)
The Company orders inventory components in the normal course of its business. A portion of these orders are non-cancelable, however, some orders impose varying penalties and charges in the event of cancellation.

(2)
The Company has minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by the Company) primarily for various facility and equipment leases, which expire periodically through 2023 (not including lease extension options, if applicable).

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to property, plant and equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of April 1, 2017, we recorded a financing obligation related to the Building of $16.6 million (see Note 9 above). The financing obligation is not reflected in the table above.
Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the six months ended April 1, 2017 and April 2, 2016:

	Six months ended
	April 1, 2017	April 2, 2016
Haoseng Industrial Company Limited (1)	*	15.8%
STATS ChipPAC Ltd	*	10.1%
(1) Distributor of the Company's products.
* Represented less than 10% of total net revenue

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table reflects significant customer concentrations as a percentage of total accounts receivable as of April 1, 2017 and April 2, 2016:

	As of
	April 1, 2017	April 2, 2016
Haoseng Industrial Company Limited (1)	11.8%	19.8%
Super Power International Ltd (1)	10.6%	*
STATS ChipPAC Ltd	*	14.0%
Siliconware Precision Industries Co. Limited	*	13.1%
(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable

NOTE 15: SUBSEQUENT EVENTS
On April 5, 2017, the Company entered into foreign exchange forward contracts with notional amount of $10.6 million. We entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.

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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of April 1, 2017, our total cash, cash equivalents and short-term investments were $574.2 million, a $26.3 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and six months ended April 1, 2017, there were no stock repurchases under the Program. As of April 1, 2017, our remaining stock repurchase authorization under the Program was approximately $7.0 million.
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

Products and Services
The Company operates two segments: Equipment and Expendable Tools. The following tables reflect net revenue by business segment for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended
	April 1, 2017		April 2, 2016
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$180,979	90.7%	$141,062	90.2%
Expendable Tools	18,634	9.3%	15,338	9.8%
	$199,613	100.0%	$156,400	100.0%

	Six months ended
	April 1, 2017		April 2, 2016
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$313,958	89.9%	$234,036	88.3%
Expendable Tools	35,294	10.1%	30,898	11.7%
	$349,252	100.0%	$264,934	100.0%

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

•	Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die or to cut packaged semiconductor units into individual units.

•	Bonding wedges: expendable tools used in heavy wire wedge bonders. Wedge tools are used for both wire and ribbon applications.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	$ Change	% Change
Net revenue	$199,613	$156,400	$43,213	27.6%
Cost of sales	109,322	86,753	22,569	26.0%
Gross profit	90,291	69,647	20,644	29.6%
Selling, general and administrative	32,666	35,499	(2,833)	(8.0)%
Research and development	25,020	22,439	2,581	11.5%
Operating expenses	57,686	57,938	(252)	(0.4)%
Income from operations	$32,605	$11,709	$20,896	178.5%

	Six months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	$ Change	% Change
Net revenue	$349,252	$264,934	$84,318	31.8%
Cost of sales	190,643	144,866	45,777	31.6%
Gross profit	158,609	120,068	38,541	32.1%
Selling, general and administrative	62,198	63,431	(1,233)	(1.9)%
Research and development	46,525	46,633	(108)	(0.2)%
Operating expenses	108,723	110,064	(1,341)	(1.2)%
Income from operations	$49,886	$10,004	$39,882	398.7%
Our net revenues for the three and six months ended April 1, 2017 increased as compared to our net revenues for the three and six months ended April 2, 2016. The increase in net revenue was primarily due to higher volume as a result of higher demand from our customers, particularly in our Equipment segment, due to growing market demand in consumer, enterprise, automotive and industrial applications.
The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 90.5% and 92.6% of our net revenue for the three months ended April 1, 2017 and April 2, 2016, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 44.0% and 30.1% of our net revenue for the three months ended April 1, 2017 and April 2, 2016 was for shipments to customers located in China.
Likewise, approximately 91.5% and 90.9% of our net revenue for the six months ended April 1, 2017 and April 2, 2016, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 42.9% and 33.9% of our net revenue for the six months ended April 1, 2017 and April 2, 2016 was for shipments to customers located in China.
The following tables reflect net revenue by business segment for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	$ Change	% Change
Equipment	$180,979	$141,062	$39,917	28.3%
Expendable Tools	18,634	15,338	3,296	21.5%
Total net revenue	$199,613	$156,400	$43,213	27.6%

	Six months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	$ Change	% Change
Equipment	$313,958	$234,036	$79,922	34.1%
Expendable Tools	35,294	30,898	4,396	14.2%
Total net revenue	$349,252	$264,934	$84,318	31.8%
Equipment
The following table reflects the components of Equipment net revenue change between the three and six months ended April 1, 2017 and April 2, 2016:

	April 1, 2017 vs. April 2, 2016
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$3,391	$36,526	$39,917	$3,392	$76,530	$79,922
For the three and six months ended April 1, 2017, the higher Equipment net revenue as compared to the prior year periods was primarily due to the higher volume and favorable price variance. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The favorable price variance was primarily due to favorable customer mix. These were partially offset by lower volume in Advanced Packaging due to lower demand in the SiP market.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three and six months ended April 1, 2017 and April 2, 2016:

	April 1, 2017 vs. April 2, 2016
	Three months ended			Six months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$(828)	$4,124	$3,296	$(2,238)	$6,634	$4,396
For the three and six months ended April 1, 2017, the higher Expendable Tools net revenue as compared to the prior year periods was primarily due to higher volume and offset by price reductions.
Gross Profit
The following tables reflect gross profit by business segment for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	$ Change	% Change
Equipment	$80,248	$60,797	$19,451	32.0%
Expendable Tools	10,043	8,850	1,193	13.5%
Total gross profit	$90,291	$69,647	$20,644	29.6%

	Six months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	$ Change	% Change
Equipment	$139,384	$102,190	$37,194	36.4%
Expendable Tools	19,225	17,878	1,347	7.5%
Total gross profit	$158,609	$120,068	$38,541	32.1%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Basis Point
	April 1, 2017	April 2, 2016	Change
Equipment	44.3%	43.1%	120
Expendable Tools	53.9%	57.7%	(380)
Total gross margin	45.2%	44.5%	70

	Six months ended		Basis Point
	April 1, 2017	April 2, 2016	Change
Equipment	44.4%	43.7%	70
Expendable Tools	54.5%	57.9%	(340)
Total gross margin	45.4%	45.3%	10
Equipment
The following table reflects the components of Equipment gross profit change between the three and six months ended April 1, 2017 and April 2, 2016:

	April 1, 2017 vs. April 2, 2016
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$3,391	$(63)	$16,123	$19,451	$3,392	$2,504	$31,298	$37,194
For the three months ended April 1, 2017, the higher Equipment gross profit as compared to prior year period was primarily due to the higher volume and favorable price variance. The higher demand was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The favorable price variance was primarily due to the favorable customer mix discussed above. These were partially offset by lower volume in Advanced Packaging due to lower demand in the SiP market.
For the six months ended April 1, 2017, the higher Equipment gross profit as compared to prior year period was primarily due to the higher volume, favorable price variance and lower cost. The higher demand is primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The favorable price variance was primarily due to favorable customer mix. These were partially offset by lower volume in Advanced Packaging due to lower demand in the SiP market. The lower cost was due to better absorption from higher manufacturing volume.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three and six months ended April 1, 2017 and April 2, 2016:

	April 1, 2017 vs. April 2, 2016
	Three months ended				Six months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$(828)	$(300)	$2,321	$1,193	$(2,238)	$(291)	$3,876	$1,347
For the three and six months ended April 1, 2017, the Expendable Tools gross profit has increased as compared to the prior year periods, primarily driven by higher volume and partially offset by the price reductions as noted above.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Basis point
	April 1, 2017	April 2, 2016	change
Selling, general & administrative	16.4%	22.7%	(630)
Research & development	12.5%	14.3%	(180)
Total	28.9%	37.0%	(810)

	Six months ended		Basis point
	April 1, 2017	April 2, 2016	change
Selling, general & administrative	17.8%	23.9%	(610)
Research & development	13.3%	17.6%	(430)
Total	31.1%	41.5%	(1,040)
Selling, General and Administrative (“SG&A”)
For the three months ended April 1, 2017, lower SG&A as compared to prior year period was primarily due to $2.6 million decrease in sales commission and incentive compensation and a $1.0 million net gain on disposal of fixed assets. These were partially offset by a $1.1 million increase in executive staff costs.
For the six months ended April 1, 2017, lower SG&A as compared to prior year period was primarily due to a $1.7 million net favorable variance in foreign exchange due to strengthening of the U.S. dollar against foreign currencies, a $1.7 million decrease in sales commissions, a $1.0 million net gain on disposal of fixed assets and an $0.8 million recovery of insurance claims. These were partially offset by a $2.5 million increase in incentive compensation and a $2.2 million increase in executive staff costs.
Research and Development (“R&D”)
For the three months ended April 1, 2017, higher R&D expense as compared to prior year period was primarily due to higher staff costs. This was partially offset by lower prototype materials for advanced packaging products.
For the six months ended April 1, 2017, R&D expense has stayed relatively flat as compared to the prior year period and decreased as a percentage of net revenue as a result of the revenue increase discussed above.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	$ Change	% Change
Interest income	$1,579	$701	$878	125.2%
Interest expense	$(261)	$(276)	$15	(5.4)%

	Six months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	$ Change	% Change
Interest income	$2,751	$1,323	$1,428	107.9%
Interest expense	$(523)	$(549)	$26	(4.7)%
For the three and six months ended April 1, 2017, interest income was higher as compared to prior year period. This was primarily due to higher interest rates and a larger cash, cash equivalents and short-term investments balance.
Interest expense for the three and six months ended April 1, 2017 and April 2, 2016 was attributable to the interest on financing obligation relating to the building, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 9 of Item 1).

Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and six months ended April 1, 2017 and April 2, 2016:

	Three months ended		Six months ended
(dollar amounts in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Income before income taxes	$33,923	$12,134	$52,114	$10,778
Income tax expense	4,882	7,045	7,490	5,780
Net income	$29,041	$5,089	$44,624	$4,998
Effective tax rate	14.4%	58.1%	14.4%	53.6%
Please refer to Note 12 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and six months ended April 1, 2017 and April 2, 2016.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents and short-term investments as of April 1, 2017 and October 1, 2016:

	As of
(dollar amounts in thousands)	April 1, 2017	October 1, 2016	Change
Cash and cash equivalents	$435,203	$423,907	$11,296
Short-term investments	139,000	124,000	$15,000
Total cash, cash equivalents and short-term investments	$574,203	$547,907	$26,296
Percentage of total assets	53.5%	55.8%
The following table reflects summary Consolidated Condensed Statement of Cash Flow information for the six months ended April 1, 2017 and April 2, 2016:

	Six months ended
(in thousands)	April 1, 2017	April 2, 2016
Net cash provided by / (used in) operating activities	$42,978	$(979)
Net cash used in investing activities	(32,399)	(1,792)
Net cash used in financing activities	(643)	(14,093)
Effect of exchange rate changes on cash and cash equivalents	1,360	243
Changes in cash and cash equivalents	$11,296	$(16,621)
Cash and cash equivalents, beginning of period	423,907	498,614
Cash and cash equivalents, end of period	$435,203	$481,993
Six months ended April 1, 2017
Net cash provided by operating activities was primarily due to the combination of net income of $44.6 million, non-cash adjustments of $17.3 million and working capital changes of $(18.9) million. The change in working capital was primarily driven by an increase in accounts and notes receivable of $39.1 million, an increase in inventories of $17.6 million, and a decrease in income taxes payable of $3.8 million. This was partially offset by corresponding increase in accounts payable, accrued expenses and other current liabilities of $41.0 million.
The increase in accounts receivables was due to higher sales in the second quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016. The higher activity in the second quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016 resulted in an increase in accounts payable and an increase in inventories.
Net cash used in investing activities was due to purchases of short-term investments of $139.0 million, capital expenditures of $17.4 million and an equity investment of $1.3 million. This was offset by the proceeds from the maturity of short-term investments of $124.0 million and the proceeds from sales of property, plant and equipment of $1.4 million.
Net cash used in financing activities relates to the reversal of excess tax benefits of $0.7 million.

Six months ended April 2, 2016
Net cash used in operating activities was primarily due to a working capital decrease of $16.0 million offset by the non-cash adjustments of $10.0 million and net income of $5.0 million. The decrease in working capital was primarily driven by an increase in accounts and notes receivable of $52.4 million and an increase in inventories of $4.8 million. This was partially offset by an increase in accounts payable, accrued expenses and other current liabilities of $33.4 million and income taxes payable of $7.9 million.
The increase in accounts receivables was due to higher sales in the second quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015. The lower sales in fourth quarter of fiscal 2015 were mainly attributable to a lower equipment utilization rate due to the economic conditions, and therefore lower demand from our customers. The higher activity in the second quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015 resulted in an increase in accounts payable and accrued expenses and an increase in inventories. The higher income taxes payable was mainly due to additional tax liability arising from a settlement reached with a foreign tax authority.
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
As of April 1, 2017 and October 1, 2016, approximately $522.8 million and $479.7 million of cash, cash equivalents and short-term investments were held by the Company's foreign subsidiaries, respectively. The cash amounts not available for use in the U.S. without incurring additional U.S. income tax as of April 1, 2017 and October 1, 2016, were approximately $466.6 million and $428.4 million, respectively.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities. In addition, the Company has entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency, providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial maturity date of March 20, 2017, which has been extended on the same terms until March 20, 2018. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes and provide additional liquidity for any U.S. needs. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures and the share repurchase program as approved by the Board of Directors. We currently do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S., but may do so in the future. Should the Company’s U.S. cash needs exceed its funds generated by U.S. operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company could repatriate the funds or may borrow under the 2016 Credit Facility, seek other U.S. borrowing alternatives, repatriate funds held by foreign subsidiaries that have already been subject to U.S. taxation without incurring additional income tax expense (i.e. earnings previously subject to U.S. income tax or U.S. deferred taxes already accrued on those respective earnings), or a combination thereof.

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
During the six months ended April 1, 2017, there were no stock repurchases. As of April 1, 2017, our remaining stock repurchase authorization under the repurchase program was approximately $7.0 million.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of April 1, 2017 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The following table reflects obligations and contingent payments under various arrangements as of April 1, 2017:

		Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Current and long-term liabilities:
Pension plan obligations	$3,352	$—	$—	$—	$3,352
Severance (1)	3,173	—	819	—	2,354
Operating lease retirement obligations (2)	1,357	347	122	—	888
Long-term income taxes payable	5,553	—	—	—	5,553
Total Obligations and Contingent Payments reflected on the Consolidated Condensed Financial Statements	$13,435	$347	$941	$—	$12,147
Contractual Obligations:
Inventory purchase obligations (3)	$178,187	$178,187	$—	$—	$—
Operating lease obligations (4)	21,163	3,936	5,150	3,979	8,098
Total Obligations and Contingent Payments not reflected on the Consolidated Condensed Financial Statements	$199,350	$182,123	$5,150	$3,979	$8,098

(1)	In accordance with regulations applicable to some of our foreign subsidiaries, we are required to provide for severance obligations that are payable when an employee leaves the Company.

(2)	Asset retirement obligations are associated with commitments to return the property to its original condition upon lease termination at various sites.

(3)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

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
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of April 1, 2017, we recorded a financing obligation of $16.6 million. The financing obligation is not reflected in the table above.

Off-Balance Sheet Arrangements
Credit facilities
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of a bank guarantee for operational purposes. As of April 1, 2017, the outstanding amount is $3.2 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial term of one year, and has been extended by another year until March 20, 2018. All other material terms and conditions of the 2016 Credit Facility remain in force and effect. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of April 1, 2017, there was no outstanding amount under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.
As of April 1, 2017, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of April 1, 2017, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $3.0 to $4.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months. We have foreign exchange forward contracts with a notional amount of $32.3 million outstanding as of April 1, 2017. On April 5, 2017, the Company entered into foreign exchange forward contracts with notional amount of $10.6 million.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2017 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended April 1, 2017 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2016 Annual Report on Form 10-K.
Item 6. -    EXHIBITS

Exhibit No.	Description

10.1
Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016.

10.2	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KULICKE AND SOFFA INDUSTRIES, INC.

Date: May 4, 2017	By:	/s/ JONATHAN CHOU
Jonathan Chou
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Agreement For Purchase and Sale of Real Property, dated January 11, 2017, between the Company and ARC KSFTWPA001, LLC, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016.

10.2	2017 Equity Plan is incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A for the annual meeting of shareholders on March 14, 2017.*

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.