Form 10-Q
period 2017-07-01
KULICKE & SOFFA INDUSTRIES INC
filed 2017-08-03
CIK 56978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017

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

As of August 2, 2017, there were 71,097,850 shares of the Registrant's Common Stock, no par value, outstanding.

KULICKE AND SOFFA INDUSTRIES, INC.

FORM 10 – Q

July 1, 2017

PART I. - FINANCIAL INFORMATION
Item 1. – FINANCIAL STATEMENTS
KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)
Unaudited

	As of
	July 1, 2017	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$455,357	$423,907
Restricted cash	28,572	—
Short-term investments	110,000	124,000
Accounts and other receivable, net of allowance for doubtful accounts of $82 and $506 respectively	214,147	130,455
Inventories, net	126,382	87,295
Prepaid expenses and other current assets	25,027	15,285
Total current assets	959,485	780,942

Property, plant and equipment, net	66,233	50,342
Goodwill	46,065	81,272
Intangible assets, net	46,244	50,810
Deferred income taxes	27,593	16,822
Equity investments	1,305	—
Other assets	1,991	2,256
TOTAL ASSETS	$1,148,916	$982,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87,151	$41,813
Accrued expenses and other current liabilities	101,261	63,954
Income taxes payable	10,181	12,830
Total current liabilities	198,593	118,597

Financing obligation	16,031	16,701
Deferred income taxes	32,324	27,697
Other liabilities	14,197	12,931
TOTAL LIABILITIES	$261,145	$175,926

Commitments and contingent liabilities (Note 14)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value:
Authorized 5,000 shares; issued - none	$—	$—
Common stock, no par value:
Authorized 200,000 shares; issued 83,915 and 83,231, respectively; outstanding 71,094 and 70,420 shares, respectively	504,155	498,676
Treasury stock, at cost, 12,821 and 12,811 shares, respectively	(139,594)	(139,407)
Retained earnings	525,410	449,975
Accumulated other comprehensive loss	(2,200)	(2,726)
TOTAL SHAREHOLDERS' EQUITY	$887,771	$806,518

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,148,916	$982,444
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Unaudited

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenue	$243,897	$216,414	$593,149	$481,348
Cost of sales	132,199	116,374	322,842	261,240
Gross profit	111,698	100,040	270,307	220,108
Selling, general and administrative	39,047	38,458	101,245	101,889
Research and development	25,980	22,960	72,505	69,593
Impairment charges	35,207	—	35,207	—
Operating expenses	100,234	61,418	208,957	171,482
Income from operations	11,464	38,622	61,350	48,626
Interest income	1,751	972	4,502	2,295
Interest expense	(264)	(290)	(787)	(839)
Income before income taxes	12,951	39,304	65,065	50,082
Income tax (benefit)/expense	(17,867)	7,519	(10,377)	13,299
Share of results of equity-method investee, net of tax	7	—	7	—
Net income	$30,811	$31,785	$75,435	$36,783

Net income per share:
Basic	$0.43	$0.45	$1.06	$0.52
Diluted	$0.43	$0.45	$1.05	$0.52

Weighted average shares outstanding:
Basic	71,063	70,379	70,960	70,502
Diluted	72,483	70,843	72,169	70,802
 The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
Unaudited

	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$30,811	$31,785	$75,435	$36,783
Other comprehensive income:
Foreign currency translation adjustment	2,668	(1,013)	(775)	527
Unrecognized actuarial (loss)/gain, Switzerland pension plan, net of tax	(123)	15	(38)	1
	2,545	(998)	(813)	528

Derivatives designated as hedging instruments:
Unrealized gain/(loss) on derivative instruments, net of tax	542	41	70	(92)
Reclassification adjustment for loss/(gain) on derivative instruments recognized, net of tax	263	(1)	1,269	132
Net decrease from derivatives designated as hedging instruments, net of tax	805	40	1,339	40

Total other comprehensive income/(loss)	3,350	(958)	526	568

Comprehensive income	$34,161	$30,827	$75,961	$37,351
The accompanying notes are an integral part of these consolidated condensed financial statements.

KULICKE AND SOFFA INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine months ended
	July 1, 2017	July 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,435	$36,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,739	12,221
Impairment charges	35,207	—
Equity-based compensation and employee benefits	9,470	3,936
Reversal of excess tax benefits / (Excess tax benefits) from stock-based compensation	742	(540)
Adjustment for doubtful accounts	(134)	(133)
Adjustment for inventory valuation	5,610	3,999
Deferred income taxes	(10,526)	(1,318)
Gain on disposal of property, plant and equipment	(1,036)	(56)
Unrealized foreign currency translation	(1,849)	1,166
Share of results of equity-method investee	7	—
Changes in operating assets and liabilities:
Accounts and other receivable	(83,619)	(63,566)
Inventory	(46,443)	(15,426)
Prepaid expenses and other current assets	(9,736)	(964)
Accounts payable, accrued expenses and other current liabilities	83,234	53,828
Income taxes payable	(2,639)	4,623
Other, net	2,704	(95)
Net cash provided by operating activities	68,166	34,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,052)	(4,692)
Proceeds from sales of property, plant and equipment	1,352	1,053
Purchase of equity investments	(1,312)	—
Purchase of short-term investments	(170,000)	—
Maturity of short-term investments	184,000	—
Changes in restricted cash	(28,572)	—
Net cash used in investing activities	(36,584)	(3,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debts	(444)	(399)
Proceeds from exercise of common stock options	403	215
Repurchase of common stock	(22)	(14,551)
(Reversal of excess tax benefits) / Excess tax benefits from stock-based compensation	(742)	540
Net cash used in financing activities	(805)	(14,195)
Effect of exchange rate changes on cash and cash equivalents	673	890
Changes in cash and cash equivalents	31,450	17,514
Cash and cash equivalents at beginning of period	423,907	498,614
Cash and cash equivalents at end of period	$455,357	$516,128

CASH PAID FOR:
Interest	$787	$839
Income taxes	$8,017	$9,038
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
The interim consolidated condensed financial statements are unaudited and, in management's opinion, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair statement of results for these interim periods. The interim consolidated condensed financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2016, filed with the Securities and Exchange Commission, which includes Consolidated Balance Sheets as of October 1, 2016 and October 3, 2015, and the related Consolidated Statements of Operations, Statements of Other Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the years in the three-year period ended October 1, 2016. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year.
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
Vulnerability to Certain Concentrations
Financial instruments which may subject the Company to concentrations of credit risk as of July 1, 2017 and October 1, 2016 consisted primarily of trade receivables. The Company manages credit risk associated with investments by investing its excess cash in highly rated debt instruments of the U.S. Government and its agencies, financial institutions, and corporations. The Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified as appropriate. The Company does not have any exposure to sub-prime financial instruments or auction rate securities.

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
Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage the fluctuation in foreign exchange rates and accordingly is not speculative in nature. The Company’s international operations are exposed to changes in foreign exchange rates as described above. The Company has established a program to monitor the forecasted transaction currency risk to protect against foreign exchange rate volatility. Generally, the Company uses foreign exchange forward contracts in these hedging programs. These instruments, which have maturities of up to twelve months, are recorded at fair value and are included in prepaid expenses and other current assets, or accrued expenses and other current liabilities.
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

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are measured at fair value based on level one measurement, or quoted market prices, as defined by ASC No. 820, Fair Value Measurements and Disclosures. As of July 1, 2017 and October 1, 2016, fair value approximated the cost basis for cash equivalents.
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
Equity Investments
The Company applies the equity method of accounting to investments that provide it with ability to exercise influence over the entities in which it lacks controlling financial interest and is not a primary beneficiary. Our proportionate share of the income or loss is recognized on a one-quarter lag and is recorded as share of results of equity-method investee, net of tax.
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
ASC 360 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events include significant under-performance relative to historical internal forecasts or projected future operating results; significant changes in the manner of use of the assets; significant negative industry or economic trends; or significant changes in market capitalization. During the three and nine months ended July 1, 2017, no impairment was recorded.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, although it cannot exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning in our first quarter of 2021 and early adoption is permitted. During the third quarter of 2017, we elected to prospectively adopt ASU2017-04. This eliminates the requirement to perform step 2 of the goodwill impairment test.
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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new guidance requires the tax effects of intercompany transactions (other than transfers of inventory) to be recognized currently. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017 (our fiscal 2019), including interim periods within those years, with an option to early adopt. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We do not expect the adoption of this ASU itself to have a material impact on our financial statements. However, the ultimate impact of adopting this ASU will depend on the balance of intellectual property transferred between our subsidiaries as of the adoption date. We are currently evaluating the timing of the adoption of this ASU.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU will be effective for us beginning in our first quarter of 2018. In the year of adoption, the Company anticipates it will recognize unrealized excess tax benefits of $5.3 million in retained earnings.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. This ASU will be effective for us beginning in our first quarter of 2019. Early adoption is permitted. We do not expect the adoption of this ASU itself to have a material impact on our financial statements.
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
Intangibles—Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, although it cannot exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning in our first quarter of 2021 and early adoption is permitted. During the third quarter of 2017, we elected to prospectively adopt ASU2017-04.
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
NOTE 2: RESTRUCTURING
In 2016, the Company implemented a restructuring program to streamline its international operations and functions as well as to consolidate its organization structure to achieve our cost-reduction, productivity and efficiency initiatives.
During the third quarter of fiscal 2017, the Company implemented a restructuring program to reallocate resources with respect to the Electronics Assembly/Hybrid business line. As part of this plan, $2.8 million of restructuring related costs, consisting of $2.3 million of severance and $0.5 million of other exit costs have been reflected in the Company’s consolidated condensed financial statements as of and for the fiscal quarter ended July 1, 2017.
The accrued cost as at July 1, 2017 is expected to be paid in fiscal 2017 and fiscal 2018.
The following table is a summary of activity related to the Company’s restructuring and other charges for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended				Nine months ended
	July 1, 2017				July 1, 2017
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$—	$2,307	$—	$2,307	$37	$2,307	$(37)	$2,307
Other exit costs	2,058	37	(199)	1,896	6,525	37	(4,666)	1,896
	$2,058	$2,344	$(199)	$4,203	$6,562	$2,344	$(4,703)	$4,203

	Three months ended				Nine months ended
	July 2, 2016				July 2, 2016
(in thousands)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)	Beginning of period (1)	Expenses (2)	Payments	End of period (1)
Severance and benefits	$166	$—	$(88)	$78	$1,538	$661	$(2,121)	$78

(1)	Included within accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheets.

(2)	Provision for severance and benefits and other exit costs are included within selling, general and administrative expenses on the Consolidated Condensed Statements of Operations.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 3: BALANCE SHEET COMPONENTS
The following tables reflect the components of significant balance sheet accounts as of July 1, 2017 and October 1, 2016:

	As of
(in thousands)	July 1, 2017	October 1, 2016

Short term investments, available-for-sale(1)	$110,000	$124,000

Inventories, net:
Raw materials and supplies (2)	$39,027	$26,876
Work in process (2)	48,484	24,333
Finished goods (2)	60,657	57,166
	148,168	108,375
Inventory reserves	(21,786)	(21,080)
	$126,382	$87,295
Property, plant and equipment, net:
Land	$2,182	$—
Buildings and building improvements	50,400	34,472
Leasehold improvements	9,790	19,963
Data processing equipment and software (2)	34,376	32,975
Machinery, equipment, furniture and fixtures	64,865	54,730
	161,613	142,140
Accumulated depreciation (2)	(95,380)	(91,798)
	$66,233	$50,342
Accrued expenses and other current liabilities:
Wages and benefits	$38,596	$24,248
Accrued customer obligations (3)	34,607	13,077
Commissions and professional fees	8,150	10,908
Deferred rent	1,938	2,920
Severance (4)	2,944	1,296
Other	15,026	11,505
	$101,261	$63,954

(1)
All short-term investments were classified as available-for-sale and were measured at fair value based on level one measurement, or quoted market prices, as defined by ASC 820. As of July 1, 2017, fair value approximated the cost basis for short-term investments. The Company did not recognize any realized gains or losses on the sale of investments during the three and nine months ended July 1, 2017 and July 2, 2016.

(2)
Certain balances as at October 1, 2016 relating to Inventories and Property, plant and equipment have been reclassified for comparative purposes. These reclassifications have no impact to the Consolidated Condensed Balance Sheet as at October 1, 2016.

(3)	Represents customer advance payments, customer credit program, accrued warranty expense and accrued retrofit obligations.

(4)
Includes the restructuring plan discussed in Note 2, severance payable in connection with the October 2015 retirement of the Company's CEO of $0.3 million (as of October 1, 2016: $0.8 million), and other severance payments.

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

The Company performed its annual impairment test in the fourth quarter of fiscal 2016 and concluded that no impairment charge was required. In each interim period, the Company reviewed qualitative factors to ascertain if a "triggering" event may have taken place that may have the effect of reducing the fair value of the reporting unit below its carrying value. During the three months ended July 1, 2017, the Company concluded that a triggering event had occurred in connection with the Electronics Assembly/Hybrid reporting unit (the former Assembléon) based on the results of an updated long-term financial outlook for the Electronics Assembly/Hybrid business that was conducted as part of the Company’s strategic review during the third quarter due to the lower demand as compared to forecast. The projection used in the fiscal 2016 annual impairment test had been developed based on the fiscal 2016 actual results, where the actual revenue had exceeded the forecast. This updated outlook projected that the near-term projected cash flows are expected to be lower than previously forecasted due to softer near-term demand in the System-in-package market. Under ASC 350, the Company is required to test its goodwill and other intangible assets for impairment annually or when a triggering event has occurred that would indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value including goodwill and other intangible assets. Accordingly, the Company has performed the first step of the goodwill impairment test for the Electronics Assembly/Hybrid reporting unit.

The Company used a discounted cash flow model to determine the fair value of the Electronics Assembly/Hybrid reporting unit. The cash flow projections used within the discounted cash flow model were prepared using the forecasted financial results of the reporting unit, which was based upon underlying estimates of the total market size using independent third party industry reports, and market share data developed using the combination of independent third party data and our internal data. Significant assumptions used to determine fair value of the Electronics Assembly/Hybrid reporting unit include terminal growth rate of 2.5%, cost reduction initiatives including restructuring, working capital, tax rate and a weighted average cost of capital (discount rate) of 10.45%.

Following the Company's early adoption of ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the third quarter of fiscal 2017, the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (i.e. Step 2 of the goodwill impairment test) was eliminated. Accordingly, the Company's impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. Based on the calculation, the Company determined that the carrying amount of the Electronics Assembly/Hybrid reporting unit exceeded its fair value by $35.2 million as of July 1, 2017, requiring an impairment charge of this amount. The goodwill impairment charge, which is a non-cash charge, has been reflected in the Company’s Consolidated Condensed Statements of Operations for the three and nine months ended July 1, 2017.

In connection with the evaluation of the goodwill impairment in the Electronics Assembly/Hybrid reporting unit, the Company assessed tangible and intangible assets for impairment prior to performing the first step of the goodwill impairment test. As a result of this analysis, it was determined that there were no impairment charges to record related to these assets for the three months ended July 1, 2017. No triggering event had occurred for the wedge bonder reporting unit (the former Orthodyne).

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The following table summarizes the Company's recorded goodwill as of July 1, 2017 and October 1, 2016:

(in thousands)	Wedge Bonder	Electronics Assembly/Hybrid	Total
Balance at October 3, 2015	$41,546	$—	$41,546
Acquired in business combination	—	39,726	39,726
Balance at October 1, 2016	$41,546	$39,726	$81,272
Goodwill impairment	—	(35,207)	(35,207)
Balance at July 1, 2017	$41,546	$4,519	$46,065
Intangible Assets
Intangible assets with determinable lives are amortized over their estimated useful lives. The Company's intangible assets consist primarily of developed technology, customer relationships and trade and brand names.
The following table reflects net intangible assets as of July 1, 2017 and October 1, 2016:

	As of		Average estimated
(dollar amounts in thousands)	July 1, 2017	October 1, 2016	useful lives (in years)
Technology	$74,080	$74,080	7.0 to 15.0
Accumulated amortization	(40,013)	(37,969)
Net technology	$34,067	$36,111

Customer relationships	$36,968	$36,968	5.0 to 6.0
Accumulated amortization	(26,662)	(24,455)
Net customer relationships	$10,306	$12,513

Trade and brand names	$7,515	$7,515	7.0 to 8.0
Accumulated amortization	(5,644)	(5,329)
Net trade and brand name	$1,871	$2,186

Other intangible assets	$2,500	$2,500	1.9
Accumulated amortization	(2,500)	(2,500)
Net other intangible assets	$—	$—

Net intangible assets	$46,244	$50,810

The following table reflects estimated annual amortization expense related to intangible assets as of July 1, 2017:

As of
(in thousands)	July 1, 2017
Remaining fiscal 2017	$1,522
Fiscal 2018	6,086
Fiscal 2019	6,086
Fiscal 2020	6,086
Fiscal 2021 and onwards	26,464
Total amortization expense	$46,244

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 5: CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. In general, these investments are free of trading restrictions. We carry these investments at fair value, based on quoted market prices or other readily available market information.
Cash, cash equivalents, restricted cash and short-term investments consisted of the following as of July 1, 2017 and October 1, 2016:

	As of
(in thousands)	July 1, 2017	October 1, 2016
Current assets:
Cash	$57,341	$118,335
Cash equivalents (1):
Money market funds	228,765	152,961
Time deposits (4)	150,202	133,611
Commercial paper	19,049	19,000
Total cash and cash equivalents	$455,357	$423,907
Restricted Cash (1)(3)	28,572	—
Total restricted cash	$28,572	$—
Short-term investments (1):
Time deposits (4)	29,000	124,000
Deposits (2)	81,000	—
Total short-term investments	110,000	124,000
Total cash, cash equivalents, restricted cash and short-term investments	$593,929	$547,907

(1)	Fair value approximates cost basis.

(2)	Represents deposits that require a notice period of three months for withdrawal.

(3)	Represents primarily amounts held-in-trust related to a business acquisition. See Note 15 "Subsequent events" for details.

(4)	Certain time deposits as at October 1, 2016 have been corrected from cash equivalents to short-term investments for comparative purposes.

NOTE 6: EQUITY INVESTMENTS
Equity investments consisted of the following as of July 1, 2017 and October 1, 2016:

	As of
(in thousands)	July 1, 2017	October 1, 2016
Equity method investment	$1,305	$—

In March 2017, the Company made an investment in one of our strategic suppliers which provides the Company with the ability to exercise influence over the investment vehicle, in which it lacks controlling financial interest and is not a primary beneficiary. Our share of gains and losses in the equity method investment is recognized on a one-quarter lag, and is reflected as share of results of equity-method investee, net of tax, in the accompanying Consolidated Condensed Statements of Operations. During the three and nine months ended July 1, 2017, the Company recognized $7,147 loss on equity investment.

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
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
We measure certain financial assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended July 1, 2017.
Fair Value Measurements on a Nonrecurring Basis
Our non-financial assets such as intangible assets and property, plant and equipment are carried at cost unless impairment is deemed to have occurred. Our equity method investments are recorded at fair value only if an impairment is recognized.
Fair Value of Financial Instruments
Amounts reported as cash equivalents, restricted cash, short-term investments, accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value.

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
The foreign currency exposure of our operating expenses is generally hedged with foreign exchange forward contracts. The Company’s foreign exchange risk management programs include using foreign exchange forward contracts with cash flow hedge accounting designation to hedge exposures to the variability in the U.S. dollar equivalent of forecasted non-U.S. dollar-denominated operating expenses. These instruments generally mature within twelve months. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss), and we reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings and in the same line item on the Consolidated Condensed Statements of Operations as the impact of the hedged transaction.
The fair value of derivative instruments on our Consolidated Condensed Balance Sheet as of July 1, 2017 and October 1, 2016 was as follows:

	As of
(in thousands)	July 1, 2017		October 1, 2016
	Notional Amount	Fair Value Asset Derivatives(1)	Notional Amount	Fair Value Liability Derivatives(2)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts (3)	$34,695	$877	$28,997	$462
Total derivatives	$34,695	$877	$28,997	$462

(1)	The fair value of derivative assets is measured using level 2 fair value inputs and is included in prepaid expenses and other current assets on our Consolidated Condensed Balance Sheet.

(2)	The fair value of derivative liabilities is measured using level 2 fair value inputs and is included in accrued expenses and other current liabilities on our Consolidated Condensed Balance Sheet.

(3)	Hedged amounts expected to be recognized to income within the next twelve months.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

The effects of derivative instruments designated as cash flow hedges in our Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 1, 2017 and July 2, 2016 are as follows:

(in thousands)	Three months ended		Nine months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange forward contract in cash flow hedging relationships:
Net gain/(loss) recognized in OCI, net of tax(1)	$542	$41	$70	$(92)
Net (loss)/gain reclassified from accumulated OCI into income, net of tax(2)	$(263)	$1	$(1,269)	$(132)
Net gain recognized in income(3)	$—	$—	$—	$—

(1)	Net change in the fair value of the effective portion classified in other comprehensive income (“OCI”).

(2)	Effective portion classified as selling, general and administrative expense.

(3)	Ineffective portion and amount excluded from effectiveness testing classified in selling, general and administrative expense.

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
Pursuant to ASC No. 840, Leases ("ASC 840"), we have classified the Building on our balance sheet as property, plant and equipment, which we are depreciating over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. At the inception of the lease, the asset and financing obligation recorded on the balance sheet was $20.0 million, which was based on an interest rate of 6.3% over the Initial Term.  As of July 1, 2017, the financing obligation related to the Building is $16.7 million, which approximates fair value (Level 2). The financing obligation will be settled through a combination of periodic cash rental payments and the return of the leased property at the expiration of the lease. We do not report rent expense for the property, which is deemed owned for accounting purposes. Rather, rental payments required under the lease are considered debt service and applied to the deemed landlord financing obligation and interest expense. The Building and financing obligation are being amortized in a manner that will not generate a gain or loss upon lease termination.
Credit Facilities and Bank Guarantees
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of July 1, 2017, the outstanding amount is $3.3 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial term of one year, and has been extended on the same terms by another year until March 20, 2018. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of July 1, 2017, there was no outstanding amount under the 2016 Credit Facility.

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
The following table reflects the Company’s contributions to the Plans during the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Nine months ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cash	$390	$376	$1,307	$1,194
Stock Repurchase Program
On August 14, 2014, the Company’s Board of Directors authorized a program (the "Program") to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the Program. The Program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the Program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under the Program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended July 1, 2017, the Company repurchased a total of 9,862 shares of common stock at a cost of $0.2 million under the Program. The stock repurchases were recorded in the periods they were delivered and accounted for as treasury stock in the Company's Consolidated Condensed Balance Sheet. The Company records treasury stock purchases under the cost method using the first-in, first-out (FIFO) method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid-in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid-in capital associated with prior treasury stock transactions is insufficient to cover the difference between acquisition cost and the reissue price, this difference is recorded against retained earnings. As of July 1, 2017, our remaining stock repurchase authorization under the Program was approximately $6.8 million.
Accumulated Other Comprehensive Loss
The following table reflects accumulated other comprehensive (loss) / income reflected on the Consolidated Condensed Balance Sheets as of July 1, 2017 and October 1, 2016:

	As of
(in thousands)	July 1, 2017	October 1, 2016
(Loss) / Gain from foreign currency translation adjustments	$(313)	$462
Unrecognized actuarial loss Switzerland pension plan, net of tax	(2,764)	(2,726)
Unrealized gain / (loss) on hedging	877	(462)
Accumulated other comprehensive loss	$(2,200)	$(2,726)
Equity-Based Compensation
The Company has stockholder-approved equity-based employee compensation plans (the “Employee Plans”) and director compensation plans (the “Director Plans”) (collectively, the “Equity Plans”). Under these Equity Plans, market-based share awards (collectively, “market-based restricted stock”), time-based share awards (collectively, “time-based restricted stock”), performance-based share awards (collectively, “performance-based restricted stock”), stock options, or common stock have been granted at 100% of the market price of the Company's common stock on the date of grant. As of July 1, 2017, 5.1 million shares of common stock are available for grant to its employees and directors under the 2017 Equity Plan, including previously registered shares that have been carried forward for issuance under the 2009 Equity Plan.

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

Equity-based compensation expense recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended July 1, 2017 and July 2, 2016 was based upon awards ultimately expected to vest. In accordance with ASC No. 718, Stock Based Compensation, forfeitures have been estimated at the time of grant and were based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The following table reflects restricted stock and common stock granted during the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Nine months ended
(shares in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Market-based restricted stock	5	6	386	172
Time-based restricted stock	4	16	708	597
Common stock	10	15	35	47
Equity-based compensation in shares	19	37	1,129	816
The following table reflects total equity-based compensation expense, which includes restricted stock, stock options and common stock, included in the Consolidated Condensed Statements of Operations during the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Nine months ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of sales	$97	$98	$344	$323
Selling, general and administrative (1)	2,179	1,331	7,363	2,021
Research and development	514	472	1,763	1,592
Total equity-based compensation expense	$2,790	$1,901	$9,470	$3,936
(1) The selling, general and administrative expense for the nine months ended July 2, 2016, includes the reversal of a $2.0 million expense due to the forfeiture of stock awards in connection with the October 2015 retirement of the Company's CEO.
The following table reflects equity-based compensation expense, by type of award, for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Nine months ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Market-based restricted stock	$838	$475	$2,626	$(518)
Time-based restricted stock	1,756	1,246	6,289	3,958
Performance-based restricted stock	—	—	—	(43)
Common stock	196	180	555	539
Total equity-based compensation expense (1)	$2,790	$1,901	$9,470	$3,936
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
The following tables reflect a reconciliation of the shares used in the basic and diluted net income per share computation for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended
(in thousands, except per share data)	July 1, 2017		July 2, 2016
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$30,811	$30,811	$31,785	$31,785
DENOMINATOR:
Weighted average shares outstanding - Basic	71,063	71,063	70,379	70,379
Stock options		17		32
Time-based restricted stock		669		331
Market-based restricted stock		734		101
Weighted average shares outstanding - Diluted		72,483		70,843
EPS:
Net income per share - Basic	$0.43	$0.43	$0.45	$0.45
Effect of dilutive shares		—		—
Net income per share - Diluted		$0.43		$0.45

	Nine months ended
(in thousands, except per share data)	July 1, 2017		July 2, 2016
	Basic	Diluted	Basic	Diluted
NUMERATOR:
Net income	$75,435	$75,435	$36,783	$36,783
DENOMINATOR:
Weighted average shares outstanding - Basic	70,960	70,960	70,502	70,502
Stock options		21		30
Time-based restricted stock		546		196
Market-based restricted stock		642		74
Weighted average shares outstanding - Diluted		72,169		70,802
EPS:
Net income per share - Basic	$1.06	$1.06	$0.52	$0.52
Effect of dilutive shares		(0.01)		—
Net income per share - Diluted		$1.05		$0.52

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

NOTE 12: INCOME TAXES
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Nine months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Income tax (benefit)/expense	$(17,867)	$7,519	$(10,377)	$13,299
Effective tax rate	(138.0)%	19.1%	(15.9)%	26.6%
During the third quarter of fiscal 2017, the Company has elected to adopt a foreign tax credit for its U.S. tax filings. As a result of this exercise, the Company has amended its U.S. tax returns from 2007 through 2015 and also filed its 2016 return on this same basis. Due to this tax position, the Company has recorded a favorable tax credit of $20.9 million in its third fiscal quarter.
For the nine months ended July 1, 2017, the effective income tax rate differed from the federal statutory tax rate primarily due to tax benefits from electing to claim foreign tax credit, profits generated in foreign operations subject to a lower statutory tax rate than the federal rate, domestic research tax credit, and the impact of tax holiday, partially offset by an increase for deferred taxes on unremitted earnings, foreign withholding taxes, and tax liabilities from foreign operations.
For the nine months ended July 2, 2016, the effective income tax rate differed from the federal statutory tax rate primarily due to tax benefits from profits in foreign operations subject to a lower statutory tax rate than the federal rate, tax benefits from domestic research expenditures, and the impact of tax holiday, partially offset by a tax liability arising from a settlement with a foreign tax authority, an increase for deferred taxes on unremitted earnings, foreign withholding taxes, and an increase in valuation allowance against certain foreign deferred tax assets.
The increase in tax benefit for the three months ended July 1, 2017 of $(17.9) million from the tax expense for the three months ended July 2, 2016 of $7.5 million was primarily from electing to claim foreign tax credit and lower income before income tax in the quarter. The increase in tax benefit for the nine months ended July 1, 2017 of $(10.4) million from the tax expense for the nine months ended July 2, 2016 of $13.3 million was primarily due to tax benefits from electing to claim foreign tax credit in fiscal 2017 and a non-recurring settlement reached with a tax authority giving rise to additional tax liability, partially offset by tax benefits from a change in tax law that were recorded in fiscal 2016.
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
It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months due to the expected lapse of statutes of limitation and / or settlements of tax examinations. The Company is under income tax examination by tax authorities in domestic and certain foreign jurisdictions.

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
The following table reflects operating information by segment for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Nine months ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenue:
Equipment	$222,457	$200,128	$536,415	$434,164
Expendable Tools	21,440	16,286	56,734	47,184
Net revenue	243,897	216,414	593,149	481,348
Income from operations:
Equipment (1)	6,257	34,676	47,000	35,966
Expendable Tools	5,207	3,946	14,350	12,660
Income from operations	$11,464	$38,622	$61,350	$48,626
(1) During the three and nine months ended July 1, 2017, the Company has recognized a non-cash impairment charge of $35.2 million related to goodwill in the Electronics Assembly/Hybrid reporting unit. See Note 4 “Goodwill and Other Intangible Assets” for further information.

The following table reflects assets by segment as of July 1, 2017 and October 1, 2016:

	As of
(in thousands)	July 1, 2017	October 1, 2016
Segment assets:
Equipment	$1,042,334	$901,316
Expendable Tools	106,582	81,128
Total assets	$1,148,916	$982,444
The following tables reflect capital expenditures, depreciation expense and amortization expense for the three and nine months ended July 1, 2017 and July 2, 2016.

	Three months ended		Nine months ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Capital expenditures:
Equipment	$1,476	$988	$16,534	$3,137
Expendable Tools	2,327	492	5,375	1,259
Capital expenditures	$3,803	$1,480	$21,909	$4,396

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

	Three months ended		Nine months ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Depreciation expense:
Equipment	$1,891	$1,800	$5,563	$5,531
Expendable Tools	551	554	1,610	1,694
Depreciation expense	$2,442	$2,354	$7,173	$7,225

Amortization expense:
Equipment	$1,521	$1,665	$4,566	$4,996
Expendable Tools	—	—	—	—
Amortization expense	$1,521	$1,665	$4,566	$4,996

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
The following table reflects the reserve for warranty activity for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Nine months ended
(in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Reserve for warranty, beginning of period	$6,378	$1,871	$4,138	$1,856
Provision for warranty	3,515	2,882	7,142	4,240
Warranty costs paid	(657)	(649)	(2,044)	(1,992)
Reserve for warranty, end of period	$9,236	$4,104	$9,236	$4,104
Other Commitments and Contingencies
The following table reflects obligations not reflected on the Consolidated Condensed Balance Sheet as of July 1, 2017:

		Payments due by fiscal year
(in thousands)	Total	2017	2018	2019	2020	thereafter
Inventory purchase obligation (1)	$138,461	$138,461	$—	$—	$—	$—
Operating lease obligations (2)	20,598	973	3,382	2,540	2,457	11,246
Total	$159,059	$139,434	$3,382	$2,540	$2,457	$11,246

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

Pursuant to ASC No. 840, Leases, for lessee's involvement in asset construction, the Company was considered the owner of the Building during the construction phase. The Building was completed on December 1, 2013 and Pte signed an agreement with the Landlord to lease from the Landlord approximately 198,000 square feet, representing approximately 70% of the Building. Following the completion of construction, we performed a sale-leaseback analysis pursuant to ASC 840-40 and determined that because of our continuing involvement, ASC 840-40 precluded us from derecognizing the asset and associated financing obligation. As such, we reclassified the asset from construction in progress to property, plant and equipment and began to depreciate the building over its estimated useful life of 25 years. We concluded that the term of the financing obligation is 10 years. This is equal to the non-cancellable term of our lease agreement with the Landlord. As of July 1, 2017, we recorded a financing obligation related to the Building of $16.7 million (see Note 9 above). The financing obligation is not reflected in the table above.

KULICKE AND SOFFA INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited (continued)

Concentrations
The following table reflects significant customer concentrations as a percentage of net revenue for the nine months ended July 1, 2017 and July 2, 2016:

	Nine months ended
	July 1, 2017	July 2, 2016
Haoseng Industrial Company Limited (1)	*	14.1%
(1) Distributor of the Company's products.
* Represented less than 10% of total net revenue
The following table reflects significant customer concentrations as a percentage of total accounts receivable as of July 1, 2017 and July 2, 2016:

	As of
	July 1, 2017	July 2, 2016
Haoseng Industrial Company Limited (1)	21.8%	25.7%
Siliconware Precision Industries Co. Limited	13.4%	11.8%
Super Power International Ltd (1)	10.3%	*
(1) Distributor of the Company's products.
* Represented less than 10% of total accounts receivable
NOTE 15: SUBSEQUENT EVENTS
On July 6, 2017, the Company entered into foreign exchange forward contracts with notional amount of $10.5 million. The Company entered into these foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months.
On July 2, 2017, Kulicke and Soffa Holland Holdings B.V. (“KSHH”), the Company's wholly owned subsidiary, entered into a Share Sale and Purchase Agreement (the “Agreement”) with the shareholders of Liteq B.V. (“Liteq”) to purchase all of the outstanding equity interest of Liteq. Liteq is a lithography solutions provider for advanced packaging. The purchase price consists of EUR 25.0 million (approximately $28.6 million) cash paid at closing and additional potential earn-out payments based on Liteq's cumulative pre-tax earnings and cumulative engineering expenses for 2018 to 2022. The acquisition expands the Company's presence in the advanced packaging market. Upon acquisition, Liteq became a wholly owned subsidiary of the Company. The Company is in the process of determining the purchase price allocation for this acquisition.

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
To limit potential adverse cyclical, seasonal and macroeconomic effects on our financial position, we have continued our efforts to maintain a strong balance sheet. As of July 1, 2017, our total cash, cash equivalents, restricted cash and short-term investments were $593.9 million, a $46.0 million increase from the prior fiscal year end. We believe this strong cash position will allow us to continue to invest in product development and pursue non-organic opportunities.
Factors that Affect Operating Results
Key Events
During the three months ended July 1, 2017, the Company concluded that a triggering event had occurred in connection with the Electronics Assembly/Hybrid reporting unit (the former Assembléon) based on the results of an updated long-term financial outlook for the Electronics Assembly/Hybrid business that was conducted as part of the Company’s strategic review during the third quarter due to the lower demand as compared to forecast. The projection used in the fiscal 2016 annual impairment test had been developed based on the fiscal 2016 actual results, where the actual revenue had exceeded the forecast. This updated outlook projected that the near-term projected cash flows are expected to be lower than previously forecasted due to softer near-term demand in the System-in-package market. Under ASC 350, the Company is required to test its goodwill and other intangible assets for impairment annually or when a triggering event has occurred that would indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value including goodwill and other intangible assets. Accordingly, the Company has performed the first step of the goodwill impairment test for the Electronics Assembly/Hybrid reporting unit.
The Company used a discounted cash flow model to determine the fair value of the Electronics Assembly/Hybrid reporting unit. The cash flow projections used within the discounted cash flow model were prepared using the forecasted financial results of the reporting unit, which was based upon underlying estimates of the total market size using independent third party industry reports, and market share data developed using the combination of independent third party data and our internal data. Significant assumptions used to determine fair value of the Electronics Assembly/Hybrid reporting unit include terminal growth rate of 2.5%, cost reduction initiatives including restructuring, working capital, tax rate and a weighted average cost of capital (discount rate) of 10.45%. Our calculation of the estimated fair value of goodwill was based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Any changes in the assumptions may result in additional impairment.
Following the Company's early adoption of ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the third quarter of fiscal 2017, the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (i.e. Step 2 of the goodwill impairment test) was eliminated. Accordingly, the Company's impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. Based on the calculation, the Company determined that the carrying amount of the Electronics Assembly/Hybrid reporting unit exceeded its fair value by $35.2 million as of July 1, 2017, requiring an impairment charge of this amount. The goodwill impairment charge, which is a non-cash charge, has been reflected in the Company’s Consolidated Condensed Statements of Operations for the three and nine months ended July 1, 2017.

In connection with the evaluation of the goodwill impairment in the Electronics Assembly/Hybrid reporting unit, the Company assessed tangible and intangible assets for impairment prior to performing the first step of the goodwill impairment test. As a result of this analysis, it was determined that there were no impairment charges to record related to these assets for the three months ended July 1, 2017.
Technology Leadership
We compete largely by offering our customers advanced equipment and expendable tools available for the interconnect processes. We believe our technology leadership contributes to the strong market positions of our ball bonder, wedge bonder and expendable tools products. To maintain our competitive advantage, we invest in product development activities designed to produce improvements to existing products and to deliver next-generation products. These investments often focus as much on improvements in the semiconductor assembly process as on specific pieces of assembly equipment or expendable tools. In order to generate these improvements, we typically work in close collaboration with customers, end users, and other industry members. In addition to producing technical advances, these collaborative development efforts strengthen customer relationships and enhance our reputation as a technology leader and solutions provider.
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
Products and Services
The Company operates two segments: Equipment and Expendable Tools. The following tables reflect net revenue by business segment for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended
	July 1, 2017		July 2, 2016
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$222,457	91.2%	$200,128	92.5%
Expendable Tools	21,440	8.8%	16,286	7.5%
	$243,897	100.0%	$216,414	100.0%

	Nine months ended
	July 1, 2017		July 2, 2016
(dollar amounts in thousands)	Net revenues	% of total net revenue	Net revenues	% of total net revenue
Equipment	$536,415	90.4%	$434,164	90.2%
Expendable Tools	56,734	9.6%	47,184	9.8%
	$593,149	100.0%	$481,348	100.0%

Equipment Segment
In our Equipment segment, we manufacture and sell a line of ball bonders, wedge bonders, advanced packaging and electronic assembly solutions that are sold to semiconductor device manufacturers, IDMs, OSATs, other electronics manufacturers and automotive electronics suppliers.

Our principal Equipment segment products include:

Business Line	Product Name (1)	Typical Served Market

Ball bonders	IConnPS PLUS series (2) (3) (4)	Advanced and ultra fine pitch applications

	IConnPS ProCu PLUS series (2) (3) (4)	High-end copper wire applications demanding advanced process capability and high productivity

	IConnPS MEM PLUS series (2) (3) (4)	Memory applications

	ConnXPS PLUS series (2) (3) (4)	Bonder for low-to-medium pin count applications

	ConnXPS LED PLUS	LED applications

Wedge bonders	3600PLUS	Power hybrid and automotive modules using either heavy aluminum wire or PowerRibbon®

	3700PLUS	Hybrid and automotive modules using thin aluminum wire

	PowerFusionPS TL	Power semiconductors using either aluminum wire or PowerRibbon®

	PowerFusionPS HL	Smaller power packages using either aluminum wire or PowerRibbon®

	AsterionTM	Power hybrid and automotive modules with extended area using heavy and thin aluminum

	AsterionTM EV	Extended area for battery bonding and dual lane hybrid module bonding

Advanced Packaging	AT Premier PLUS	Advanced wafer level bonding application

	APAMA C2S	Thermo-compression for chip-to-substrate, chip-to-chip and high accuracy flip chip ("HA FC") bonding applications

	APAMA C2W	Thermo-compression for chip-to-wafer, HA FC and high density fan-out wafer level packaging ("HD FOWLP") bonding applications

	APAMA DA	High performance and productivity die attach bonder for single or stack die bonding

	Hybrid Series	Advanced packages assembly applications requiring high throughput such as flip chip, WLP, FOWLP, embedded die, SiP, package-on-package ("POP"), and modules

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
Wedge Bonders
We design and manufacture wedge bonders for the power semiconductor and automotive markets. Wedge bonders may use either aluminum wire or aluminum ribbon to connect semiconductor chips in power packages, power hybrids and automotive modules for products such as motor control modules or inverters for hybrid cars. In addition, our wedge bonder products can be used in the high reliability interconnections of rechargeable batteries in hybrid and electric automotive applications.
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
Our APAMA C2W (Chip-to-Wafer) bonder enables APAMA's high throughput architecture to be applied to 2.5D and 3D packages using silicon or glass interposers. The C2W dual head system also provides an adaptable manufacturing platform addressing applications that require highly accurate die placement such as High Density FOWLP. The C2W platform, combined with the capacity of the C2S platform, enables the APAMA TCB systems to support assembly for the full range of stacked TSV products.
Our Hybrid series broadens our advanced packaging product offering with solutions for flip chip, WLP, FOWLP, POP, embedded die, SiP and modules markets.
Our APAMA DA provides high-accuracy and high-throughput die attach targeting advanced single and multi-die applications supporting the image sensor, memory as well as other advanced packaging markets.
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

•	Dicing blades: expendable tools used by semiconductor manufacturers to cut silicon wafers into individual semiconductor die or to cut packaged semiconductor units into individual units.

•	Bonding wedges: expendable tools used in heavy wire wedge bonders. Wedge tools are used for both wire and ribbon applications.

RESULTS OF OPERATIONS
The following tables reflect our income from operations for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	$ Change	% Change
Net revenue	$243,897	$216,414	$27,483	12.7%
Cost of sales	132,199	116,374	15,825	13.6%
Gross profit	111,698	100,040	11,658	11.7%
Selling, general and administrative	39,047	38,458	589	1.5%
Research and development	25,980	22,960	3,020	13.2%
Impairment charges	35,207	—	35,207	N/A
Operating expenses	100,234	61,418	38,816	63.2%
Income from operations	$11,464	$38,622	$(27,158)	(70.3)%

	Nine months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	$ Change	% Change
Net revenue	$593,149	$481,348	$111,801	23.2%
Cost of sales	322,842	261,240	61,602	23.6%
Gross profit	270,307	220,108	50,199	22.8%
Selling, general and administrative	101,245	101,889	(644)	(0.6)%
Research and development	72,505	69,593	2,912	4.2%
Impairment charges	35,207	—	35,207	N/A
Operating expenses	208,957	171,482	37,475	21.9%
Income from operations	$61,350	$48,626	$12,724	26.2%
Our net revenues for the three and nine months ended July 1, 2017 increased as compared to our net revenues for the three and nine months ended July 2, 2016. The increase in net revenue was primarily due to higher volume as a result of higher demand from our customers, particularly in our Equipment segment, due to growing market demand in consumer, enterprise, automotive and industrial applications.
The semiconductor industry is volatile and our operating results have fluctuated significantly in the past and are expected to continue to do so in the future.
Net Revenue
Approximately 92.4% and 94.2% of our net revenue for the three months ended July 1, 2017 and July 2, 2016, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. In the Asia/Pacific region, our customer base is also becoming more geographically concentrated as a result of economic and industry conditions. Approximately 38.8% and 36.0% of our net revenue for the three months ended July 1, 2017 and July 2, 2016 was for shipments to customers located in China.
Likewise, approximately 91.9% and 92.4% of our net revenue for the nine months ended July 1, 2017 and July 2, 2016, respectively, was for shipments to customer locations outside of the U.S., primarily in the Asia/Pacific region. Approximately 41.2% and 34.9% of our net revenue for the nine months ended July 1, 2017 and July 2, 2016 was for shipments to customers located in China.
The following tables reflect net revenue by business segment for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	$ Change	% Change
Equipment	$222,457	$200,128	$22,329	11.2%
Expendable Tools	21,440	16,286	5,154	31.6%
Total net revenue	$243,897	$216,414	$27,483	12.7%

	Nine months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	$ Change	% Change
Equipment	$536,415	$434,164	$102,251	23.6%
Expendable Tools	56,734	47,184	9,550	20.2%
Total net revenue	$593,149	$481,348	$111,801	23.2%
Equipment
The following table reflects the components of Equipment net revenue change between the three and nine months ended July 1, 2017 and July 2, 2016:

	July 1, 2017 vs. July 2, 2016
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Equipment	$820	$21,509	$22,329	$4,665	$97,586	$102,251
For the three and nine months ended July 1, 2017, the higher Equipment net revenue as compared to the prior year periods was primarily due to the higher volume and favorable price variance. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The favorable price variance was primarily due to favorable customer mix. These were partially offset by lower volume in Advanced Packaging due to lower demand for our Hybrid products in the SiP market.
Expendable Tools
The following table reflects the components of Expendable Tools net revenue change between the three and nine months ended July 1, 2017 and July 2, 2016:

	July 1, 2017 vs. July 2, 2016
	Three months ended			Nine months ended
(in thousands)	Price	Volume	$ Change	Price	Volume	$ Change
Expendable Tools	$(978)	$6,132	$5,154	$(3,254)	$12,804	$9,550
For the three and nine months ended July 1, 2017, the higher Expendable Tools net revenue as compared to the prior year periods was primarily due to higher volume, partially offset by price reductions.
Gross Profit
The following tables reflect gross profit by business segment for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	$ Change	% Change
Equipment	$100,329	$90,981	$9,348	10.3%
Expendable Tools	11,369	9,059	2,310	25.5%
Total gross profit	$111,698	$100,040	$11,658	11.7%

	Nine months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	$ Change	% Change
Equipment	$239,713	$193,171	$46,542	24.1%
Expendable Tools	30,594	26,937	3,657	13.6%
Total gross profit	$270,307	$220,108	$50,199	22.8%

The following tables reflect gross profit as a percentage of net revenue by business segment for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Basis Point
	July 1, 2017	July 2, 2016	Change
Equipment	45.1%	45.5%	(40)
Expendable Tools	53.0%	55.6%	(260)
Total gross margin	45.8%	46.2%	(40)

	Nine months ended		Basis Point
	July 1, 2017	July 2, 2016	Change
Equipment	44.7%	44.5%	20
Expendable Tools	53.9%	57.1%	(320)
Total gross margin	45.6%	45.7%	(10)
Equipment
The following table reflects the components of Equipment gross profit change between the three and nine months ended July 1, 2017 and July 2, 2016:

	July 1, 2017 vs. July 2, 2016
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Equipment	$820	$323	$8,205	$9,348	$4,665	$1,429	$40,448	$46,542
For the three months ended July 1, 2017, the higher Equipment gross profit as compared to prior year period was primarily due to the higher volume and favorable price variance. The higher sales volume was primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The favorable price variance was primarily due to the favorable customer mix discussed above. These were partially offset by lower volume in Advanced Packaging due to lower demand for our Hybrid products in the SiP market.
For the nine months ended July 1, 2017, the higher Equipment gross profit as compared to prior year period was primarily due to the higher volume, favorable price variance and lower cost. The higher demand is primarily due to growing market demand in consumer, enterprise, automotive and industrial applications. The favorable price variance was primarily due to favorable customer mix. These were partially offset by lower volume in Advanced Packaging due to lower demand for our Hybrid products in the SiP market. The lower cost was due to better absorption from higher manufacturing volume.
Expendable Tools
The following table reflects the components of Expendable Tools gross profit change between the three and nine months ended July 1, 2017 and July 2, 2016:

	July 1, 2017 vs. July 2, 2016
	Three months ended				Nine months ended
(in thousands)	Price	Cost	Volume	$ Change	Price	Cost	Volume	$ Change
Expendable Tools	$(978)	$(173)	$3,461	$2,310	$(3,254)	$(475)	$7,386	$3,657
For the three and nine months ended July 1, 2017, the Expendable Tools gross profit has increased as compared to the prior year periods, primarily driven by higher volume and partially offset by the price reductions as noted above.

Operating Expenses
The following tables reflect operating expenses as a percentage of net revenue for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Basis point
	July 1, 2017	July 2, 2016	change
Selling, general & administrative	16.0%	17.8%	(180)
Research & development	10.7%	10.6%	10
Impairment charges	14.4%	—%	1,440
Total	41.1%	28.4%	1,270

	Nine months ended		Basis point
	July 1, 2017	July 2, 2016	change
Selling, general & administrative	17.1%	21.2%	(410)
Research & development	12.2%	14.5%	(230)
Impairment charges	5.9%	—%	590
Total	35.2%	35.7%	(50)
Selling, General and Administrative (“SG&A”)
For the three months ended July 1, 2017, higher SG&A expense as compared to prior year period was primarily due to net increase of $2.1 million of restructuring expenses mainly related to the Electronics Assembly/Hybrid operations. These were partially offset by a $0.8 million decrease in sales commission and $0.5 million net favorable variance in foreign exchange due to strengthening of U.S. dollar against foreign currencies.
For the nine months ended July 1, 2017, lower SG&A expense as compared to prior year period was primarily due to a $2.5 million decrease in sales commission, $2.1 million net favorable variance in foreign exchange due to strengthening of the U.S. dollar against foreign currencies, $1.0 million net gain on disposal of fixed assets and an $0.8 million recovery of insurance claims. These were partially offset by a $2.8 million increase in executive staff costs and a $2.7 million increase in incentive compensation.
Research and Development (“R&D”)
For the three and nine months ended July 1, 2017, higher R&D expense as compared to prior year period was primarily due to higher staff costs. This was partially offset by lower prototype materials for advanced packaging products.
Impairment Charges
During the three and nine months ended July 1, 2017, the Company recognized a non-cash impairment charge related to goodwill in the Electronics Assembly/Hybrid (former Assembléon) reporting unit. See “Factors that Affect Operating Results” section in this MD&A and Note 4 “Goodwill and Other Intangible Assets” of the accompanying consolidated condensed financial statements for further information.
Interest Income and Expense
The following tables reflect interest income and interest expense for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	$ Change	% Change
Interest income	$1,751	$972	$779	80.1%
Interest expense	$(264)	$(290)	$26	(9.0)%

	Nine months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	$ Change	% Change
Interest income	$4,502	$2,295	$2,207	96.2%
Interest expense	$(787)	$(839)	$52	(6.2)%

For the three and nine months ended July 1, 2017, interest income was higher as compared to prior year period. This was primarily due to higher interest rates and a larger average cash, cash equivalents and short-term investments balance.
Interest expense for the three and nine months ended July 1, 2017 and July 2, 2016 was attributable to the interest on financing obligation relating to the building, which was incurred subsequent to the completion of the building in December 2013 (Refer to Note 9 of Item 1).
Provision for Income Taxes
The following table reflects the provision for income taxes and the effective tax rate for the three and nine months ended July 1, 2017 and July 2, 2016:

	Three months ended		Nine months ended
(dollar amounts in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Income tax (benefit)/expense	$(17,867)	$7,519	$(10,377)	$13,299
Effective tax rate	(138.0)%	19.1%	(15.9)%	26.6%
Please refer to Note 12 of Item 1 for discussion on the provision for income taxes and the effective tax rate for the three and nine months ended July 1, 2017 and July 2, 2016.

LIQUIDITY AND CAPITAL RESOURCES
The following table reflects total cash, cash equivalents, restricted cash and short-term investments as of July 1, 2017 and October 1, 2016:

	As of
(dollar amounts in thousands)	July 1, 2017	October 1, 2016	Change
Cash and cash equivalents	$455,357	$423,907	$31,450
Restricted cash	28,572	—	28,572
Short-term investments	110,000	124,000	$(14,000)
Total cash, cash equivalents, restricted cash and short-term investments	$593,929	$547,907	$46,022
Percentage of total assets	51.7%	55.8%
The following table reflects summary Consolidated Condensed Statement of Cash Flow information for the nine months ended July 1, 2017 and July 2, 2016:

	Nine months ended
(in thousands)	July 1, 2017	July 2, 2016
Net cash provided by operating activities	$68,166	$34,458
Net cash used in investing activities	(36,584)	(3,639)
Net cash used in financing activities	(805)	(14,195)
Effect of exchange rate changes on cash and cash equivalents	673	890
Changes in cash and cash equivalents	$31,450	$17,514
Cash and cash equivalents, beginning of period	423,907	498,614
Cash and cash equivalents, end of period	$455,357	$516,128

Nine months ended July 1, 2017
Net cash provided by operating activities was primarily due to the combination of net income of $75.4 million, non-cash adjustments of $49.2 million and working capital changes of $(56.5) million. The change in working capital was primarily driven by an increase in accounts and notes receivable of $83.6 million, an increase in inventories of $46.4 million, and an increase in prepaid expenses and other current assets of $9.7 million, all related to the overall increase in sales. This was partially offset by corresponding increase in accounts payable, accrued expenses and other current liabilities of $83.2 million, also primarily related to the increased sales.
Net cash used in investing activities was due to purchases of short-term investments of $170.0 million, cash held-in-trust of $28.6 million, capital expenditures of $22.1 million and an equity investment of $1.3 million. This was offset by the proceeds from the maturity of short-term investments of $184.0 million and the proceeds from sales of property, plant and equipment of $1.4 million.
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
Fiscal 2017 Liquidity and Capital Resource Outlook
We expect our aggregate fiscal 2017 capital expenditures to be approximately $27.0 million, of which approximately $21.9 million has been incurred through the third quarter. Expenditures are anticipated to be primarily used for R&D projects, enhancements to our manufacturing operations in Asia, improvements to our information technology infrastructure and leasehold improvements for our facilities.
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
As of July 1, 2017 and October 1, 2016, approximately $532.4 million and $479.7 million of cash, cash equivalents, restricted cash and short-term investments were held by the Company's foreign subsidiaries, respectively. The cash amounts not available for use in the U.S. without incurring additional U.S. income tax as of July 1, 2017 and October 1, 2016, were approximately $483.1 million and $428.4 million, respectively.
The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by foreign subsidiaries. Most of the Company's operations and liquidity needs are outside the U.S. The Company’s U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities. In addition, the Company has entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency, providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial maturity date of March 20, 2017, which has been extended on the same terms until March 20, 2018. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes and provide additional liquidity for any U.S. needs. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. for the foreseeable future including funding of U.S. operations, capital expenditures and the share repurchase program as approved by the Board of Directors. We currently do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S., but may do so in the future. Should the Company’s U.S. cash needs exceed its funds generated by U.S. operations due to changing business conditions or transactions outside the ordinary course, such as acquisitions of large capital assets, businesses or any other capital appropriation in the U.S., the Company may require additional financing in the U.S. In this event, the Company may borrow under the 2016 Credit Facility, seek other U.S. borrowing alternatives, repatriate funds held by foreign subsidiaries that have already been subject to U.S. taxation without incurring additional income tax expense (i.e. earnings previously subject to U.S. income tax or U.S. deferred taxes already accrued on those respective earnings), or a combination thereof.
In 2014, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock on or before August 14, 2017. The Company has entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate repurchases under the repurchase program. The repurchase program may be suspended or discontinued at any time and is funded using the Company's available cash. Under the program, shares may be repurchased through open market and/or privately negotiated transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depend on market conditions as well as corporate and regulatory considerations. During the three and nine months ended July 1, 2017, the Company repurchased a total of 9,862 shares of common stock at a cost of $0.2 million under the repurchase program. As of July 1, 2017, our remaining stock repurchase authorization under the repurchase program was approximately $6.8 million.
Other Obligations and Contingent Payments
In accordance with U.S. generally accepted accounting principles, certain obligations and commitments are not required to be included in the Consolidated Condensed Balance Sheets and Statements of Operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on our liquidity. Certain of the following commitments as of July 1, 2017 are appropriately not included in the Consolidated Condensed Balance Sheets and Statements of Operations included in this Form 10-Q; however, they have been disclosed in the table below for additional information.
The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of July 1, 2017, and excludes amounts already recorded on the Consolidated Condensed Balance Sheet:

		Payments due in
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Inventory purchase obligations (1)	$138,461	$138,461	$—	$—	$—
Operating lease obligations (2)	20,598	3,687	5,072	3,729	8,110
Total	$159,059	$142,148	$5,072	$3,729	$8,110

(1)	We order inventory components in the normal course of our business. A portion of these orders are non-cancellable and a portion may have varying penalties and charges in the event of cancellation.

(2)
Represents minimum rental commitments under various leases (excluding taxes, insurance, maintenance and repairs, which are also paid by us) primarily for various facility and equipment leases, which expire periodically through 2023 (not including lease extension options, if applicable).

The annual rent and service charge for our corporate headquarters range from $4 million to $5 million Singapore dollars and is not included in the table above.
In accordance with ASC No. 840, Leases ("ASC 840"), the Company was considered to be the owner of its headquarters during the construction phase due to its involvement in the asset construction. As a result of the Company's continued involvement during the lease term, the Company did not fulfill the criteria to apply sale-leaseback accounting under ASC 840. Therefore, at completion, the building remained on the Consolidated Condensed Balance Sheet, and the corresponding financing obligation was reclassified to long-term liability. As of July 1, 2017, we recorded a financing obligation of $16.7 million. The financing obligation is not reflected in the table above.

Off-Balance Sheet Arrangements
Credit facilities
On November 22, 2013, the Company obtained a $5.0 million credit facility with Citibank in connection with the issuance of bank guarantees for operational purposes. As of July 1, 2017, the outstanding amount is $3.3 million.
On March 21, 2016, the Company entered into an Uncommitted Revolving Credit Agreement with United Overseas Bank Limited, New York Agency ("UOB"), providing for a $25 million revolving credit facility (the "2016 Credit Facility"). The 2016 Credit Facility is an unsecured revolving credit facility of $25 million with an initial term of one year, and has been extended by another year until March 20, 2018. All other material terms and conditions of the 2016 Credit Facility remain in force and effect. The proceeds of the 2016 Credit Facility may be used for the Company's general corporate purposes. As of July 1, 2017, there was no outstanding amount under the 2016 Credit Facility and we were in compliance with the covenants described in the 2016 Credit Facility.
As of July 1, 2017, we did not have any other off-balance sheet arrangements, such as contingent interests or obligations associated with variable interest entities.

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
Based on our foreign currency exposure as of July 1, 2017, a 10.0% fluctuation could impact our financial position, results of operations or cash flows by $2.0 to $3.0 million. Our attempts to hedge against these risks may not be successful and may result in a material adverse impact on our financial results and cash flow.
We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business and, accordingly, they are not speculative in nature. These foreign exchange forward contracts have maturities of up to twelve months. We have foreign exchange forward contracts with a notional amount of $34.7 million outstanding as of July 1, 2017. On July 6, 2017, the Company entered into foreign exchange forward contracts with notional amount of $10.5 million.

Item 4. - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2017 our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
In connection with the evaluation by our management, including with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the three months ended July 1, 2017 were identified to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION
Item 1A. - RISK FACTORS
Certain Risks Related to Our Business
There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2016 Annual Report on Form 10-K.
Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchases of common stock during the three months ended July 1, 2017 (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 2, 2017 to April 29, 2017	1	18.99	1	$6.9
April 30, 2017 to June 3, 2017	—	—	—	$6.9
June 4, 2017 to July 1, 2017	9	18.97	9	$6.8
Total for three months ended July 1, 2017	10		10

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

KULICKE AND SOFFA INDUSTRIES, INC.

Date: August 3, 2017	By:	/s/ JONATHAN CHOU
Jonathan Chou
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule15d-14(a).

31.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Fusen Chen, Chief Executive Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jonathan Chou, Chief Financial Officer of Kulicke and Soffa Industries, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.